Form 10-K
period 1994-12-31
WHIRLPOOL CORP /DE/
filed 1995-03-17
CIK 106640

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-3932

                             WHIRLPOOL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               38-1490038
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

2000 NORTH M-63, BENTON HARBOR, MICHIGAN               49022-2692
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (616) 923-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                                                                 ON
               TITLE OF CLASS                             WHICH REGISTERED
               --------------                           ---------------------
   Common stock, par value $1.00 per share             Chicago Stock Exchange
                                                       New York Stock Exchange
   Liquid Yield Option Notes due 2011                  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No      .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to this Form 10-K    .

  The aggregate market value of the voting stock of the registrant held by stockholders [not including voting stock held by directors and elected officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant)] on March 3, 1995, was $3,875,448,476.

  On March 3, 1995, the registrant had 74,163,512 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                              PART OF FORM 10-K INTO
                            DOCUMENT                            WHICH INCORPORATED
                            --------                          ----------------------
   The Company's annual report to stockholders for the year
    ended December 31, 1994                                     Parts I, II and IV
   The Company's proxy statement for the 1995 annual meeting
    of stockholders (SEC File No. 1-3932)                            Part III

                           EXHIBIT INDEX ON PAGE: **

                           TOTAL NUMBER OF PAGES: ***

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                    GENERAL

  Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. As used herein, and except where the context otherwise requires, the term "Company" includes Whirlpool Corporation and its consolidated subsidiaries. All currency figures are in U.S. dollars.

                              RECENT DEVELOPMENTS

RESTRUCTURING

  In November 1994, the Company announced a restructuring of its North American and European operations, resulting in a before tax charge of approximately $240 million. The restructuring, designed to improve efficiency, better integrate operations and reduce costs, will result in the elimination of approximately 3,200 jobs worldwide. The Company expects to realize annual cost savings of about $150 million by 1997.

  Regarding Whirlpool Europe, B.V. ("WEBV" or "Whirlpool Europe"), the restructuring is aimed at furthering the Company's pan-European approach to delivering products and services. The restructuring shifts the organization from country focused sales, marketing and support functions to a trade channel focus. The changes are designed to support the two key elements of WEBV's strategy. The first involves improving efficiency, reducing costs and creating greater value in the products and services delivered to the marketplace. The second centers on improving the Company's core business processes aimed at satisfying trade partners who sell Whirlpool products and the customers who buy them. The core business processes include product creation, brand management, trade partner management, logistics and customer service.

  A major focus of the restructuring is a new sales organization that will operate at three levels: a centralized European level, based in Whirlpool Europe's offices in Italy; an "Area" level involving four groupings of countries based on similar channel characteristics; and a "local" market level. The sales organization will also assume responsibility for trade marketing, which encompasses merchandising, promotions and the creation of unique programs for trade partners at the European, Area and Local levels. Group Marketing will continue to be organized by brand and product category on a European level. The restructuring will result in the loss of about 2,000 jobs.

  In North America, the restructuring will result in the loss of approximately 1,200 jobs and the closing of manufacturing facilities in Cambridge, Ontario, Canada, and Columbia, South Carolina.

NORTH AMERICA

  In December 1994, the Board of Directors approved a plan to buy back up to five (5) percent of the Company's outstanding shares of common stock. The shares may be purchased from time to time via open-market and privately negotiated transactions. Through February 28, 1995 the Company had repurchased approximately 965,800 shares.

  In September 1994, the Company sold its minority interest in Matsushita Floor Care Company, a joint venture which manufactures and markets vacuum cleaners in North America. The sale resulted in cash proceeds of $44 million and a before tax gain of $26 million.

  During 1994, the Company announced several investments designed to expand or improve its manufacturing capabilities in North America. These investments included: the construction of a new $100 million range facility in Tulsa, Oklahoma; an approximate $42 million commitment to redesign the automatic washer facility in Clyde, Ohio, to allow the manufacture of horizontal axis washers; and an approximate $12 million investment to construct and equip a new small appliance manufacturing facility in Greenville, Ohio.

ASIA

  In August 1994, Whirlpool Asia announced a realignment of its organization in an effort to accelerate execution of its strategic plan. The realignment calls for four operating regions: the Greater China region, based in Hong Kong, which includes the Peoples Republic of China and Hong Kong; the South Asia region, based in New Delhi, which includes India, Pakistan and other surrounding markets; the North Asia region, based in Tokyo, which includes Japan, Korea, the Philippines and Taiwan; and the Southeast Asia-Australia region, based in Singapore.

  In December 1994, the Company announced it had reached agreement to acquire majority interests in two joint ventures in the Peoples Republic of China to manufacture and market microwave ovens and refrigerators. In the larger of the two agreements, the Company will spend approximately $90 million to acquire a majority stake in SMC Microwave Products Co., Ltd. ("SMC"). The transaction will place the Company among the top five microwave oven producers in the world. The SMC transaction is expected to receive government approval and close during late first quarter or early second quarter of 1995.

  The other joint venture links the Company with Beijing Snowflake Electric Appliance Group Corporation ("Beijing Snowflake"), a state-owned enterprise and the first producer of refrigerators in China. The new joint venture company will be known as the Beijing Whirlpool Snowflake Electric Appliance Company, Limited, with the Company investing about $17 million for a 60 percent position in the venture. This is the first joint venture company for refrigerators involving a Western partner in China. The Beijing Snowflake transaction received government approval and closed in December 1994.

  In related developments, the Company's Brazilian affiliate, Embraco S.A., has signed a joint venture agreement with Beijing Snowflake to produce compressors. Embraco would hold a majority equity position with Whirlpool and Beijing Snowflake holding minority positions. The Company has also signed a joint venture agreement for the production of washing machines with the Shanghai Narcissus Electric Appliance Corp., Ltd., a leading manufacturer of washing machines. These transactions are expected to receive government approval and close during late first quarter or early second quarter of 1995.

  In August 1994, the Company announced an agreement in principle under which the Company will purchase the remaining interest of Sundaram-Clayton, Ltd. in TVS Whirlpool, Ltd. ("TWL"), an automatic washer joint venture based in Madras, India. The agreement, which is subject to government approval, will raise the Company's stake in the joint venture to 78 percent. As part of the transaction, TWL will have the right to use the TVS brand name on washer products for three years following the closing. The Company assumed controlling interest of TWL earlier this year through a capital restructuring.

  In July 1994, the Company announced it had reached agreement to acquire a controlling interest in Kelvinator of India, Ltd. (KOI), historically the largest manufacturer and marketer of refrigerators in India, for approximately $120 million in cash. The acquisition received government approval and closed during the first quarter of 1995. As part of the transaction, KOI will have the right to use the Kelvinator name for a two year phase-out period beginning on December 29, 1994 on refrigerators, freezers, ice making machines, refrigerated display cabinets and microwave ovens.

LATIN AMERICA

  In May 1994, the Brasmotor Group in Brazil merged two of its subsidiaries, Consul S.A. and Brastemp S.A., both manufacturers of home appliances, into a new company, Multibras S.A. Electrodomesticos ("Multibras"). The consolidation has resulted in significant operating efficiencies and better management of brands and products. Multibras is the leading producer and marketer of major appliances in Brazil with annual sales of $1 billion. The restructuring did not materially affect the Company's significant, minority equity interest in the Brasmotor Group. The move did not affect Embraco, a producer of compressors in Brazil and Italy that is also part of the Brasmotor Group.

WHIRLPOOL FINANCIAL CORPORATION

  In October 1994, Whirlpool Financial Corporation ("WFC"), a majority owned subsidiary of the Company, began operating a national credit card bank, Whirlpool Financial National Bank ("WFNB"), a wholly-owned subsidiary of WFC, after receiving approval of its charter from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. WFNB will function solely as a credit facility for the purpose of issuing consumer credit cards (private and non-private label) and the related lending for consumer purchases.

              FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS,
                FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company operates predominantly in the business segments classified as Major Home Appliances and Financial Services.

  During 1994, the Company's U.S. operations sold product into Canada, Mexico, Latin America, Asia and Europe. However, export sales by the Company's U.S. operations were less than 10 percent of gross revenues.

  For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Note 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference.

                             PRODUCTS AND SERVICES

  The Company manufactures and markets a full line of major home appliances and related products for home and commercial use and provides certain inventory, consumer and other financial services. The Company's principal products and financial services are as follows:

 Major Home Appliances:

    Home laundry appliances: automatic and semi-automatic washers; automatic dryers; coin-operated laundry machines; and combination washer-dryer units.

    Home refrigeration and room air conditioning equipment: refrigerator-freezers; upright and chest freezers; room air conditioners; dehumidifiers; and residential, commercial and component ice makers.

    Other home appliances, products and services: dishwashers; free-standing and set-in ranges; built-in ovens and surface cooking units; microwave ovens; countertop cooking units; residential trash compactors; food waste disposers; portable appliances; hot water dispensers; water filtration products; range hoods; oil radiators; water heaters; component parts, replacement parts, repair services and warranty contracts; and product kits.

 Financial Services:

    WFC provides inventory financing services for dealers and distributors that market products manufactured by the Company plus other manufacturers and consumer financing services for retail sales by dealers. WFC also continues to manage down its commercial lending and aerospace financing and leasing portfolios.

  The Company purchases a portion of its product requirements from other manufacturers for resale by the Company. The Company purchases all of its requirements of range hoods, food waste disposers, upright and chest freezers (North America), hand mixers and food processors and certain other miscellaneous products from other manufacturers for resale by the Company.

  For certain information with respect to each class of similar products which accounted for 10 percent or more of the Company's consolidated revenue in 1994, 1993 and 1992, see Revenue Information in the Annual Report, which is incorporated herein by reference.

  Major home appliances are marketed and distributed in the United States under the WHIRLPOOL, KITCHENAID, ROPER, ESTATE and COOLERATOR brand names through Company-owned sales branches primarily to retail dealers and builders. WHIRLPOOL and ROPER brand name products were also marketed and distributed indirectly through independent wholesale distributors in some markets. As of January 1, 1994, the Company assumed responsibility for direct distribution of all its major home appliances to dealers in the United States. KITCHENAID portable appliances are sold to retailers either directly or through an independent representative organization and, in Canada, through independent agents. The Company sells product to the builder trade both directly and through contract distributors. Major home appliances are manufactured and/or distributed in Canada under the INGLIS, ADMIRAL, SPEED QUEEN, WHIRLPOOL, ESTATE, ROPER and KITCHENAID brand names. Refrigerator-freezers, laundry products, room air conditioners, residential trash compactors, residential and component ice makers, cooking products, dishwashers and other products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

  The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for over 75 years and of room air conditioning equipment for over 30 years. The Company is also the principal supplier to Sears of residential trash compactors and a major supplier to Sears of dishwashers and home refrigeration equipment. The Company also supplies Sears with certain other products for which the Company is not a principal or major supplier. Sales of such other products to Sears are not significant to the Company's business. The Company supplies products to Sears for sale under Sears' KENMORE and SEARS brand names and products under the Company's WHIRLPOOL and KITCHENAID brand names. Sales to Sears are made without underlying merchandise agreements.

  In Europe, Whirlpool Europe markets and distributes its major home appliances through regional networks under a number of brand names. In 1990, Whirlpool Europe began an estimated $110 million program to introduce the WHIRLPOOL brand name to the European marketplace and phase out the PHILIPS brand name. The Company is continuing to fund this successful marketing campaign to further develop the WHIRLPOOL brand name in Europe. By the end of 1994 the PHILIPS name had been removed from the product in almost all countries in Europe, including Eastern Europe. In France, Italy, Spain and Portugal, the complete phase-in of the WHIRLPOOL brand and the removal of the PHILIPS name, although started in 1994, will not be completed until 1995 to coincide with new product launches. Whirlpool Europe also markets products under the BAUKNECHT, IGNIS and LADEN brand names. In most Eastern European countries, products bearing the WHIRLPOOL, BAUKNECHT and IGNIS brand names are presently sold through independent distributors. Whirlpool Europe also has company-owned sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, and Greece. Pursuant to the Company's joint venture agreement with Philips N.V. ("Philips"), except for certain limited exceptions and subject to certain phase-out provisions, neither Philips nor any subsidiary of Philips may engage directly or indirectly in the major domestic appliance business anywhere in the world until January 2, 1999.

  Whirlpool Europe also sells products carrying the WHIRLPOOL, BAUKNECHT, IGNIS, ALGOR and FIDES brand names to the Company's wholly-owned sales companies in Asia and/or Latin America (Whirlpool Asia Appliance Group and the Latin America Appliance Group) and to independent distributors and dealers in Africa and the Middle East.

                        WHIRLPOOL FINANCIAL CORPORATION

  Whirlpool Financial provides diversified financial services to businesses and consumers throughout the United States and Canada and inventory and display financing activities in Europe and Argentina. WFC conducts its business through four divisions: the Inventory Finance Division, which provides floorplan financing and display programs to dealers; the Consumer Finance Division, which provides installment financing and, through WFNB, WFC's recently formed credit card bank, consumer credit card programs; the Specialized Finance Division, which provides asset based working capital loans to manufacturers, distributors and dealers; and the International Division, operated through Whirlpool Financial Corporation International and Whirlpool Financial Corporation Overseas, wholly owned subsidiaries of WFC, which provide inventory and display financing for retailers of products of Whirlpool Europe and Whirlpool Argentina. Inventory financing represents the largest segment of WFC's business, providing services for manufacturers, distributors and dealers in the appliance, consumer electronics, outdoor power equipment and residential heating and cooling equipment industries. As previously mentioned, WFC is phasing-out its commercial lending and aerospace financing and leasing portfolios.

                                  COMPETITION

  The major home appliance business is a highly competitive industry. The Company believes that, in terms of units sold annually, it is the largest United States manufacturer of home laundry appliances and one of the largest United States manufacturers of home refrigeration and room air conditioning equipment and dishwashers. The Company estimates that during 1994 there were approximately five United States manufacturers of home laundry appliances, 15 United States manufacturers of home refrigeration and room air conditioning equipment, and five United States manufacturers of dishwashers. Competition in the North American major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising and promotion. As a result of the Company's global expansion, the Company believes it may have a competitive advantage by reason of its ability to share engineering breakthroughs across regions, leverage best practices and economically purchase raw materials and component parts in large volumes.

  The Company believes that Whirlpool Europe, in terms of units sold annually, is one of the three largest consolidated manufacturers and marketers of major home appliance products in Western Europe. The Company estimates that during 1994 there were approximately 35 Western European manufacturers of major home appliances, the majority of which manufacture a limited range of products for a specific geographic region. In recent years, there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that this trend will continue. The Company believes that, with Whirlpool Europe, it is in a favorable position relative to its competitors because it has an experienced Western European sales network, balanced sales throughout the Western European market under well-recognized brand names, manufacturing facilities located in different countries and the ability to customize its products to meet the specific needs of diverse consumer groups. With respect to microwave ovens, Western European manufacturers face competition from manufacturers in Asia, primarily Japan and South Korea.

  In Asia, the major domestic appliance market is characterized by rapid growth and is dominated primarily by Asian diversified industrial manufacturers whose significant size and scope of operations enable them to achieve economies of scale. The Company estimates that during 1994 there were approximately 50 Asian manufacturers of major home appliances. Competition in the Asian home appliance business is based on a wide variety of factors, including principally local production capabilities, product features, price, product quality and performance.

  The Company believes that, together with its Brazilian affiliates, it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names such as WHIRLPOOL, BRASTEMP, CONSUL and SEMER to meet the specific requirements of consumers in the region. The Company estimates that during 1994 there were approximately 65 manufacturers of home appliances in the region. Competition in the Latin American home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising and promotion. In Latin America there are trends toward privatization of government-owned businesses and a liberalization of investment and trade restrictions.

  The financial services industry is an intensely competitive business. Factors affecting competition include new entrants into a market experiencing only moderate growth and the continuing pressure to improve investment returns in the financial services industry. With respect to inventory financing, there has been a trend toward consolidation resulting in five dominant companies in the United States market. In terms of total assets, WFC is the smallest of these companies. WFC believes it has a competitive advantage due to its strong relationship with the Company and other distribution networks. In the inventory finance business, WFC's strategy is to exploit niches within the consumer durables retail market. In consumer finance, WFC utilizes the same retailer relationships to address the needs of their consumers through private label credit card programs. The consumer finance market is highly fragmented with numerous competitors, none of which has a dominant market share.

                                   EMPLOYEES

  The Company and its consolidated subsidiaries had approximately 39,000 employees as of December 31, 1994.

                               OTHER INFORMATION

  The Company owns minority equity interests in certain Brazilian manufacturers of major home appliances and components (Multibras and Embraco) and has a controlling interest in a sales and marketing joint venture with Multibras (the South American Sales Company). The Company also has a majority interest in joint venture companies in Argentina and Slovakia. Both companies manufacture home appliances for sale and distribution in their home and surrounding countries. In India, the Company has a majority interest in joint venture companies that produce refrigeration products and washing machines for the Indian market. The Company also has minority equity interests in a Mexican manufacturer of home appliances and components and a Taiwan marketer and distributor of home appliances. For additional information regarding the Company's affiliated companies, see the discussion contained under Note 5 of the Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference. In addition, the Company furnishes engineering, manufacturing and marketing assistance to certain foreign manufacturers of home laundry and refrigeration equipment and other major home appliances for negotiated fees.

  The Company's interests outside the United States are subject to risks which may be greater than or in addition to those risks currently present in the United States. Such risks may include high inflation, the need for governmental approval of and restrictions on certain financial and other corporate transactions and new or continued business operations, government price controls, restrictions on the remittance of dividends, interest, royalties and other payments and the convertibility of local currencies, restrictions on imports and exports, political and economic developments and instability, the possibility of expropriation, uncertainty as to the enforceability of commercial rights and trademarks and various types of local participation in ownership. In Brazil, the Company's minority equity interests earned profits in 1993 and 1994 due to cost control, productivity improvements and an increase in consumer demand. However, issues such as economic volatility and exchange rate changes continue to impact consumer purchasing power and the appliance industry as a whole.

  The Company is generally not dependent on any one source for raw materials or purchased components essential to its business. In those areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. While there are pricing pressures on some materials and significant demand for certain components, it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

  Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and the U.S. and foreign registrations thereof. The most important for its North American operations are the trademarks WHIRLPOOL, KITCHENAID, ROPER and INGLIS. Whirlpool Europe, through its subsidiaries, is also the owner of a number of trademarks and the foreign registrations thereof. The most important trademarks owned by Whirlpool Europe are BAUKNECHT, IGNIS and LADEN. The most important trademark licensed to the Company's subsidiaries is the trademark PHILIPS and the Philips shield emblem, which can be used exclusively on major home appliances by such subsidiaries until July 31, 1998. In the event of a change in control of the Company, Philips has the option to terminate the use by the Company's subsidiaries of the trademark PHILIPS and the Philips shield emblem.

  The Company believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others, including room air conditioners, which are generally produced and sold heavily in the first half of each year. In Europe, clothes dryers are sold more heavily in the winter.

  Backlogs of the Company's products are completed and renewed relatively frequently in each year and are not significant in relation to the Company's annual sales.

  Expenditures for Company-sponsored research and engineering activities relating to the development of new products and the improvement of existing products are included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference. Customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are not material.

  The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state or other governmental licenses and permits with regard to wastewater discharges, air emissions and hazardous waste management. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to comply with all such laws and regulations.

  The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local and other provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses attributable to compliance with such provisions worldwide amounted to approximately $44 million in 1992, $57 million in 1993, and $78 million in 1994. The Company anticipates that such capital expenditures and expenses will aggregate approximately $82 million in 1995. Much of the increase in 1993 and 1994 is attributable to taxes on chloroflourocarbons ("CFCs") (which will be eliminated from the Company's products in the United States by December 31, 1995) and a decision to broaden the definition of environmental costs to include investments in product development to meet or exceed anticipated energy and/or water regulations. Most of the increase for 1995 relates to capital expenditures associated with plant modifications necessary to produce a more energy and water efficient horizontal axis washer in North America. The Company has developed a global environmental management process designed to achieve its goals of producing environmentally compatible products, better integrating environmental considerations into the Company's product design and employee training, improving the Company's ability to report and monitor its management of environmental, health and safety affairs and reducing its worldwide emissions of certain chemicals.

  The entire United States appliance industry, including the Company, must contend with adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phaseout of CFCs used in refrigeration and energy standards rulemakings for all major appliances produced by the Company. Compliance with these various standards as they become effective will require some product redesign although the standard levels were anticipated in current projects.

  In Europe the Company met the December 31, 1994 deadline for the elimination of CFCs in its products. As in the United States, Whirlpool Europe is also dealing with anticipated regulations and rules regarding improved efficiency and energy usage for its products. The Company believes it is well positioned to field products that comply with these anticipated regulations.

  The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of so-called "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters. The Company is in the process of performing environmental assessments of its European facilities acquired as a result of the Company's purchase of the Major Domestic Appliance division of Philips. Remedial plans are being prepared to address contamination found during the evaluation. The Company believes it has a contractual right to reimbursement from Philips for the vast majority of anticipated remediation costs. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters.

  The following table sets forth the names of the Company's executive officers at December 31, 1994, the positions and offices with the Company held by them at such date, the year they first became officers, and their ages at December 31, 1994:

                                                            FIRST BECAME
          NAME                       OFFICE                  AN OFFICER    AGE
          ----                       ------                 ------------   ---
   David R. Whitwam    Director, Chairman of the Board          1983        52
                        and Chief Executive Officer
   William D. Marohn   Director, President and Chief            1984        54
                        Operating Officer
   *Harry W. Bowman    Executive Vice President                 1985        51
   Jeff M. Fettig      Executive Vice President                 1993        37
   Robert I. Frey      Executive Vice President                 1985        51
   Ralph F. Hake       Executive Vice President                 1988        45
   Ronald L. Kerber    Executive Vice President                 1991        51
   P. Daniel Miller    Executive Vice President                 1991        46
   James R. Samartini  Executive Vice President and Chief       1986        59
                        Administrative Officer

- --------
   * Resigned from the Company effective 2/21/95

  Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1995 and until his successor is chosen and qualified or until his earlier resignation or removal.

  Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for:

            NAME                   COMPANY/POSITION                     PERIOD
            ----                   ----------------                 --------------
      Ronald L. Kerber      McDonnell Douglas Corporation--         2/88 to 2/91
                             Corporate Vice President                (joined the
                                                                     Company 2/91)

ITEM 2. PROPERTIES.

  The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 1994, the principal manufacturing and service operations of the Company were carried on at 26 locations worldwide, 14 of which are located outside the United States in seven countries. The Company occupied a total of approximately 32 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution and sales space. Over seven (7) million square feet of such space is occupied under lease. In general, all such facilities are well maintained, suitably equipped and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS.

  As of, and during the quarter ended, December 31, 1994, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders in the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and The London Stock Exchange.

  At March 3, 1995, the number of holders of record of the Company's common stock was approximately 11,829.

  High and low sales prices (as reported on the New York Stock Exchange composite tape) and cash dividends declared and paid for the Company's common stock for each quarter during the years 1993 and 1994 are set forth in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, which is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the five years ended December 31, 1994 with respect to the following line items shown under the "Consolidated Statistical Review" in the Annual Report is incorporated herein by reference and made a part of this report: Total revenues; earnings from continuing operations before accounting change; earnings from continuing operations before accounting change per share of common stock; dividends paid per share of common stock; total assets; and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and consolidation activity, restructuring costs, accounting changes and earnings of foreign affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Management's Discussion and Analysis of Results of Operations and Financial Condition in the Annual Report is incorporated herein by reference and made a part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1994 and 1993 is set forth in Note 16 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedules" beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to directors of the Company is incorporated herein by reference to the information under the caption "Directors and Nominees for Election as Directors" in the Company's proxy statement for the 1995 annual meeting of stockholders (SEC File No. 1-3932) (the "Proxy Statement"). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the caption "Section 16(a) Compliance" in the Proxy Statement. Information with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP.

  Information with respect to security ownership by the only person known to the Company to beneficially own more than 5 percent of the Company's stock and by each director of the Company and all directors and elected officers of the Company as a group is incorporated herein by reference to the information under the caption "Security Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Inapplicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. The financial statements listed in the "Index to Financial Statements and Financial Statement Schedules."

    2. The financial statement schedule listed in the "Index to Financial Statements and Financial Statement Schedules."

    3. The exhibits listed in the "Index to Exhibits."

  (b) Reports on Form 8-K.

    None

  (c) Exhibits.

    1. The following exhibits are included herein:

      (11) Computation of per share earnings.

      (12) Computation of the ratios of earnings to fixed charges.

    2. The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedules.

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Whirlpool Corporation
                                          (Registrant)

                                                  /s/ Bradley J. Bell
                                          By:__________________________________
                                                      Bradley J. Bell
                                               (Principal Financial Officer)
                                               Vice President and Treasurer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


          David R. Whitwam*          Director, Chairman of the       March 17, 1995
____________________________________   Board and Chief Executive
          David R. Whitwam             Officer (Principal
                                       Executive Officer)

         William D. Marohn*          Director, President and         March 17, 1995
____________________________________   Chief Operating Officer
         William D. Marohn

          Bradley J. Bell*           Vice President and Treasurer    March 17, 1995
____________________________________   (Principal Financial
          Bradley J. Bell              Officer)

         Robert G. Thompson*         Vice President and              March 17, 1995
____________________________________   Controller (Principal
         Robert G. Thompson            Accounting Officer)

          Victor A. Bonomo*          Director                        March 17, 1995
____________________________________
          Victor A. Bonomo

         Robert A. Burnett*          Director                        March 17, 1995
____________________________________
         Robert A. Burnett

            Herman Cain*             Director                        March 17, 1995
____________________________________
            Herman Cain

          Allan D. Gilmour*          Director                        March 17, 1995
____________________________________
          Allan D. Gilmour

         Kathleen J. Hempel*         Director                        March 17, 1995
____________________________________
         Kathleen J. Hempel

          Arnold G. Langbo*          Director                        March 17, 1995
____________________________________
          Arnold G. Langbo

           Miles L. Marsh*           Director                        March 17, 1995
____________________________________
           Miles L. Marsh


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          Philip L. Smith*           Director                        March 17, 1995
____________________________________
          Philip L. Smith

           Paul G. Stern*            Director                        March 17, 1995
____________________________________
           Paul G. Stern

          Janice D. Stoney*          Director                        March 17, 1995
____________________________________
          Janice D. Stoney


     /s/ Daniel F. Hopp
*By:___________________________

                                     Attorney-in-Fact                March 17, 1995

         Daniel F. Hopp

                           ANNUAL REPORT ON FORM 10-K

                        ITEMS 14(A)(1) AND (2) AND 14(D)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

    Consolidated balance sheets--December 31, 1994 and 1993

    Consolidated statements of earnings--Three years ended December 31,
    1994

    Consolidated statements of cash flows--Three years ended December 31,
    1994

    Notes to consolidated financial statements

  The following reports of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 14(a)(2) and 14(d):

                                                                            PAGE
                                                                            ----
     Report of Ernst & Young, Independent Auditors.........................  F-2
     Reports of Price Waterhouse, Independent Auditors.....................  F-3
     Schedule II--Valuation and qualifying account.........................  F-9

  The following exhibits are included herein:

     Exhibit 11--Statement Re: Computation of Earnings Per Share........... F-13
     Exhibit 12--Ratio of Earnings to Fixed Charge......................... F-14

  Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary. Summarized financial information relating to the affiliated companies is set forth in Note 5 of the Notes to Consolidated Financial Statements incorporated by reference herein.

  Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        [ERNST & YOUNG LLP LETTERHEAD]

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

We have audited the consolidated financial statements of Whirlpool Corporation and subsidiaries listed in the Index at Item 14(a)(1) of the annual report on Form 10-K of Whirlpool Corporation for the year ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the Brazilian affiliates used as the basis for recording the Company's equity in their net earnings (losses), as presented in
Note 5 to the consolidated financial statements. The financial statements of those affiliates were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Brazilian affiliates, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.



/s/ Ernst & Young LLP

Chicago, Illinois
January 26, 1995

                                                [LETTERHEAD OF PRICE WATERHOUSE]

                                                  [LOGO OF PRICE WATERHOUSE]

Price Waterhouse

Report of Independent Accountants


January 23, 1995

To the Board of Directors and Stockholders
Brasmotor S.A.



1 We have audited the consolidated balance sheets of Brasmotor S.A. and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 23, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A. used as the basis for recording the Company's equity in its net earnings, as presented in Note 4 to the consolidated financial statements. The financial statements of that affiliate were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Whirlpool Argentina S.A., is based solely on the reports of the other auditors.

2 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

January 23, 1995
Brasmotor S.A.                                       [LOGO OF PRICE WATERHOUSE]
Page 2


3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Brasmotor S.A. and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Brasmotor S.A. and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in Note 1.

4 In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.


   [SIGNATURE OF PRICE WATERHOUSE]

                                                [LETTERHEAD OF PRICE WATERHOUSE]

                                                   [LOGO OF PRICE WATERHOUSE]

Price Waterhouse


Report of Independent Accountants


January 23, 1995

To the Board of Directors and Stockholders
Empresa Brasileira de Compressores S.A. - EMBRACO



1 We have audited the consolidated balance sheets of Empresa Brasileira de Compressores S.A. -EMBRACO and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 23, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

2 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Empresa Brasileira de Compressores S.A. - EMBRACO and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Empresa Brasileira de Compressores S.A. -EMBRACO and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in Note 1.

January 23, 1995                                     [LOGO OF PRICE WATERHOUSE]
Empresa Brasileira de Compressores S.A.-EMBRACO
Page 2


4 In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.


   [SIGNATURE OF PRICE WATERHOUSE]

                                                [LETTERHEAD OF PRICE WATERHOUSE]

                                                   [LOGO OF PRICE WATERHOUSE]

Price Waterhouse

Report of Independent Accountants


January 23, 1995

To the Board of Directors and Stockholders
Multibras S.A. Eletrodomesticos



1 We have audited the consolidated balance sheets of Multibras S.A. Eletrodomesticos and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 23, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

2 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Multibras S.A. Eletrodomesticos and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Multibras S.A. Eletrodomesticos and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in
   Note 1.

January 23, 1995
Multibras S.A. Electrodomesticos                     [LOGO OF PRICE WATERHOUSE]
Page 2


4 In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.


   [SIGNATURE OF PRICE WATERHOUSE]

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                             (MILLIONS OF DOLLARS)

         COL. A            COL. B           COL. C             COL. D      COL. E
         ------          ---------- ----------------------- ------------ ----------
                                           ADDITIONS
                                    -----------------------
                                                    (2)
                                        (1)      CHARGED TO
                         BALANCE AT  CHARGED TO    OTHER                 BALANCE AT
                         BEGINNING     COSTS     ACCOUNTS-- DEDUCTIONS--    END
      DESCRIPTION        OF PERIOD  AND EXPENSES  DESCRIBE    DESCRIBE   OF PERIOD
      -----------        ---------- ------------ ---------- ------------ ----------
Year Ended December 31,
 1994:
  Current assets:
    Allowance for
     doubtful accounts--                                        $ 11--
     trade receivables..    $ 36        $ 13                       A        $ 38
                            ====        ====        ===         ====        ====
    Allowance for
     doubtful accounts--
     financing
     receivables and                                            $ 12--
     leases.............    $ 14        $ 13                       B        $ 15
                            ====        ====        ===         ====        ====
  Long-term receivables:
    Allowance for
     doubtful accounts--
     financing
     receivables and                                            $ 13--
     leases.............    $ 35        $  9                       C        $ 31
                            ====        ====        ===         ====        ====
  Accrued expenses:
    Restructuring                                               $108--
     reserves...........    $ 33        $250                       D        $175
                            ====        ====        ===         ====        ====
Year Ended December 31,
 1993:
  Current assets:
    Allowance for
     doubtful accounts--                                        $  8--
     trade receivables..    $ 35        $  9                       A        $ 36
                            ====        ====        ===         ====        ====
    Allowance for
     doubtful accounts--
     financing
     receivables and                                            $ 26--
     leases.............    $ 22        $ 18                       B        $ 14
                            ====        ====        ===         ====        ====
  Long-term receivables:
    Allowance for
     doubtful accounts--
     financing
     receivables and                                            $ 29--
     leases.............    $ 15        $ 49                       C        $ 35
                            ====        ====        ===         ====        ====
 Accrued expenses:
    Restructuring                                               $ 20--
     reserves...........    $ 22        $ 31                       D          33
                            ====        ====        ===         ====        ====
Year Ended December 31,
 1992:
  Current assets:
    Allowance for
     doubtful accounts--                                        $ 24--
     trade receivables..    $ 47        $ 12                       A        $ 35
                            ====        ====        ===         ====        ====
    Allowance for
     doubtful accounts--
     financing
     receivables and                                            $ 19--
     leases.............    $ 14        $ 27                       B        $ 22
                            ====        ====        ===         ====        ====
  Long-term receivables:
    Allowance for
     doubtful accounts--
     financing
     receivables and                                            $ 14--
     leases.............    $ 16        $ 13                       C        $ 15
                            ====        ====        ===         ====        ====
 Accrued expenses:
    Restructuring                                               $ 90--
     reserves...........    $102        $ 10                       D        $ 22
                            ====        ====        ===         ====        ====

- --------
Note A--The amounts represent accounts charged off, less recoveries of $1 in
        1994, $6 in 1993, and $3 in 1992.
Note B--The amounts represent accounts charged off, less recoveries of $1 in
        1994 and 1993 and $2 in 1992.
Note C--The amounts represent accounts charged off, less recoveries of $1 in
        1994, 1993, and 1992.
Note D--Charges include employee related severance and relocation, disposal of fixed assets and translation adjustments.

          EXHIBIT 11--STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                (MILLIONS OF DOLLARS EXCEPT EARNINGS PER SHARE)

                                                          1994   1993    1992
                                                         ------ ------  ------
Primary
  Average Shares Outstanding............................   74.2   71.1    69.8
  Treasury Method (Average Market Price)
    Stock Options.......................................    1.0    1.2     0.7
    Restricted Stock (RSVP).............................    0.3    --      --
                                                         ------ ------  ------
  Primary Average Shares Outstanding....................   75.5   72.3    70.5
                                                         ====== ======  ======
  Net Earnings Before Cumulative Effect of Accounting
   Change............................................... $158.3 $230.7  $204.7
  RSVP Amortization, net of tax.........................    --     --      --
                                                         ------ ------  ------
  Primary Net Earnings Before Cumulative Effect of
   Accounting Change.................................... $158.3 $230.7  $204.7
                                                         ====== ======  ======
  Earnings Per Share Before Cumulative Effect of
   Accounting Change.................................... $ 2.10 $ 3.19  $ 2.90
                                                         ====== ======  ======
  Less Cumulative Effect of Accounting Change........... $  --  $(2.52) $  --
                                                         ====== ======  ======
  Earnings Per Share.................................... $ 2.10 $ 0.67  $ 2.90
                                                         ====== ======  ======
Fully Diluted
  Average Shares Outstanding............................   74.2   71.1    69.8
  Treasury Method (Average Market Price or End of
   Period, whichever is greater):
    Stock Options.......................................    1.2    2.0     1.3
    Restricted Stock....................................    0.3    --      --
  Assumed Conversion of Debt (4,885 shares issued May
   1991)..................................................  2.2    3.3     4.9
                                                         ------ ------  ------
  Fully Diluted Average Shares Outstanding..............   77.9   76.4    76.0
                                                         ====== ======  ======
  Net Earnings Before Cumulative Effect of Accounting
   Change............................................... $158.3 $230.7  $204.7
  Interest Expense, net of tax..........................    4.3    7.3     7.6
  RSVP Amortization, net of tax.........................    --     --      --
                                                         ------ ------  ------
  Fully Diluted Net Earnings Before Cumulative Effect of
   Accounting Change.................................... $162.6 $238.0  $212.3
                                                         ====== ======  ======
  Earnings Per Share Before Cumulative Effect of
   Accounting Change.................................... $ 2.09 $ 3.11  $ 2.79
                                                         ====== ======  ======
  Net Earnings.......................................... $158.3 $ 50.7  $204.7
  Interest Expense, net of tax..........................    4.3    7.3     7.6
  RSVP Amortization, net of tax.........................    --     --      --
                                                         ------ ------  ------
  Fully Diluted Net Earnings............................ $162.6 $ 58.0  $212.3
                                                         ====== ======  ======
  Earnings Per Share.................................... $ 2.09 $ 0.67* $ 2.79
                                                         ====== ======  ======

- --------
*Since the fully diluted net earnings per share is anti-dilutive, the primary net earnings per share is presented.

                  EXHIBIT 12--STATEMENT RE: COMPUTATION OF THE
                      RATIOS OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1994
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................   $268.9     $23.4     $292.3
Portion of rents representative of the interest
 factor........................................     19.6       0.8       20.4
Interest on indebtedness.......................    102.4      61.0      163.4
Amortization of debt expense and premium.......      1.9       0.1        2.0
WFC preferred stock dividend...................      --        4.5        4.5
                                                  ------     -----     ------
  Adjusted income..............................   $392.8     $89.8     $482.6
                                                  ======     =====     ======
FIXED CHARGES
- -------------
Portion of rents representative of the interest
 factor........................................   $ 19.6     $ 0.8     $ 20.4
Interest on indebtedness.......................    102.4      61.0      163.4
Amortization of debt expense and premium.......      1.9       0.1        2.0
WFC preferred stock dividend...................      --        4.5        4.5
                                                  ------     -----     ------
                                                  $123.9     $66.4     $190.3
                                                  ======     =====     ======
Ratio of earnings to fixed charges.............     3.17      1.35       2.54
                                                  ======     =====     ======

                  EXHIBIT 12--STATEMENT RE: COMPUTATION OF THE
                      RATIOS OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1993
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................   $417.5    $(43.0)    $374.5
Portion of rents representative of the interest
 factor........................................     16.3       1.1       17.4
Interest on indebtedness.......................    102.8      67.2      170.0
Amortization of debt expense and premium.......      2.0       0.4        2.4
WFC preferred stock dividend...................      --        1.5        1.5
                                                  ------    ------     ------
  Adjusted income..............................   $538.6    $ 27.2     $565.8
                                                  ======    ======     ======
FIXED CHARGES
- -------------
Portion of rents representative of the interest
 factor........................................   $ 16.3    $  1.1     $ 17.4
Interest on indebtedness.......................    102.8      67.2      170.0
Amortization of debt expense and premium.......      2.0       0.4        2.4
WFC preferred stock dividend...................      --        1.5        1.5
                                                  ------    ------     ------
                                                  $121.1    $ 70.2     $191.3
                                                  ======    ======     ======
Ratio of earnings to fixed charges.............     4.45      0.39       2.96
                                                  ======    ======     ======

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 14(A)(3) AND 14(C)

                               INDEX TO EXHIBITS

                          YEAR ENDED DECEMBER 31, 1994

  The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c):

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
    3(i)         Restated Certificate of Incorporation of the
                 Company [Incorporated by reference from Exhibit
                 3(i) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1993]
    3(ii)        Amended and Restated By-laws of the Company (as
                 amended January 23, 1995).
    4            The registrant hereby agrees to furnish to the
                 Securities and Exchange Commission, upon request,
                 the instruments defining the rights of holders of
                 each issue of long-term debt of the registrant
                 and its subsidiaries.
   10(iii)   (a) Whirlpool Retirement Benefits Restoration Plan
                 (as amended January 1, 1992) [Incorporated by
                 reference from Exhibit 10(iii)(a) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993]
   10(iii)   (b) 1979 Stock Option Plan (as amended April 28,
                 1987) [Incorporated by reference from Exhibit
                 10(iii)(b) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (c) Whirlpool Supplemental Executive Retirement Plan
                 (as amended and restated effective December 31,
                 1993) [Incorporated by reference from Exhibit
                 10(iii)(c) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (d) Resolution adopted on December 12, 1989 by the
                 Board of Directors of the Company adopting a
                 compensation schedule, life insurance program and
                 retirement benefit program for eligible
                 Directors. [Incorporated by reference from
                 Exhibit 10(iii)(d) to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December
                 31, 1993]
   10(iii)   (e) Resolution adopted on December 8, 1992 by the
                 Board of Directors of the Company adopting a
                 Flexible Compensation Program for the
                 Corporation's nonemployee directors.
                 [Incorporated by reference from Exhibit
                 10(iii)(e) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (f) Whirlpool Corporation Deferred Compensation Plan
                 for Directors (as amended effective January 1,
                 1992 and April 20, 1993) [Incorporated by
                 reference from Exhibit 10(iii)(f) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993]
   10(iii)   (g) Form of Agreement providing for severance
                 benefits for certain executive officers
                 [Incorporated by reference from Exhibit
                 10(iii)(g) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
   10(iii)   (h) Whirlpool Corporation 1989 Omnibus Stock and
                 Incentive Plan (as amended July 1, 1991)
                 [Incorporated by reference from Exhibit
                 10(iii)(h) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (i) Whirlpool Corporation Restricted Stock Value
                 Program (Pursuant to the 1989 Whirlpool
                 Corporation Omnibus Stock and Incentive Plan)
                 [Incorporated by reference from Exhibit
                 10(iii)(i) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (j) Whirlpool Executive Stock Appreciation and
                 Performance Program (Pursuant to the 1989
                 Whirlpool Corporation Omnibus Stock and Incentive
                 Plan) [Incorporated by reference from Exhibit
                 10(iii)(j) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (k) Whirlpool Corporation Nonemployee Director Stock
                 Ownership Plan (as amended April 20, 1993)
                 [Incorporated by reference from Exhibit
                 10(iii)(k) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (l) Whirlpool 401(k) Plan (as amended and restated
                 April 1, 1993) [Incorporated by reference to
                 Exhibit 10(iii)(l) from the Company's Annual
                 Report on Form 10-K for the fiscal year ended
                 December 31, 1993]
   10(iii)   (m) Whirlpool Performance Excellence Plan (as amended
                 January 1, 1992 and February 15, 1994)
                 [Incorporated by reference from Exhibit
                 10(iii)(m) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (n) Whirlpool Corporation Executive Deferred Savings
                 Plan (as amended effective January 1, 1992)
                 [Incorporated by reference from Exhibit
                 10(iii)(n) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (o) Whirlpool Corporation Executive Officer Bonus
                 Plan (Effective as of January 1, 1994)
   10(iii)   (p) Whirlpool Corporation Charitable Award
                 Contribution and Additional Life Insurance Plan
                 for Directors (Effective April 20, 1993)
   11            Statement Re: Computation of Earnings per share.
   12            Statement Re: Computation of the Ratios of
                 Earnings to Fixed Charges
   13            Management's Discussion and Analysis and
                 Consolidated Financial Statements contained in
                 Annual Report to Stockholders for the year ended
                 December 31, 1994
   21            List of Subsidiaries
   23(ii)    (a) Consent of Ernst & Young
   23(ii)    (b) Consent of Price Waterhouse
   24            Powers of Attorney
   27            Financial Data Schedule

- --------
*This information appears only in the manually signed originals of the Form 10-K and conformed copies with exhibits.