Form 10-Q
period 1995-03-31
WHIRLPOOL CORP /DE/
filed 1995-05-03
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

Commission file number 1-3932


                             WHIRLPOOL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                           38-1490038
   (State of incorporation)                                (I.R.S. Employer
                                                          Identification No.)

               2000 M-63
        Benton Harbor, Michigan                                49022-2692
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               616/923-5000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X .  No     .
                                                        -----     -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock                Shares outstanding at March 31, 1995
       ---------------------                ------------------------------------

Common stock, par value $1 per share                     73,754,505

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended March 31, 1995



                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                                Page
                                                                ----

PART I - FINANCIAL INFORMATION
- ------------------------------

  Item 1. Financial Statements (Unaudited)

           Consolidated Condensed Statements
            of Earnings                                          3


           Consolidated Condensed Balance Sheets                 4


           Consolidated Condensed Statements
             of Cash Flows                                       6

           Notes to Consolidated Condensed
             Financial Statements                                7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                              10

PART II - OTHER INFORMATION
- ---------------------------


  Item 6.  Exhibits and Reports on Form 8-K                     16

PART I. FINANCIAL INFORMATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                                              File: IS10Q1Q
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                                 DLR 4/26/95
THREE MONTHS ENDED March 31
(millions of dollars except share data)                                                 Supplemental Consolidating Data
                                                                              ----------------------------------------------------
                                                     Whirlpool Corporation       Whirlpool with WFC        Whirlpool Financial
                                                        (Consolidated)           on an Equity Basis         Corporation (WFC)
                                                  --------------------------  -------------------------  -------------------------
                                                      1995          1994          1995         1994         1995          1994
                                                  -----------   ------------  -----------   -----------  ----------   ------------
REVENUES
Net sales                                            $1,939        $1,832        $1,939        $1,832        $ -          $ -
Financial services                                       46            38             -             -         52           44
                                                     ------        ------        ------        ------        ---          ---
                                                      1,985         1,870         1,939         1,832         52           44

EXPENSES
Cost of products sold                                 1,438         1,365         1,438         1,365          -            -
Selling and administrative                              396           347           372           330         30           23
Financial services interest                              16            13             -             -         18           15
Intangible amortization                                   6             5             6             5          -            -
                                                     ------        ------        ------        ------        ---          ---
                                                      1,856         1,730         1,816         1,700         48           38
                                                     ------        ------        ------        ------        ---          ---

OPERATING PROFIT                                        129           140           123           132          4            6

OTHER INCOME (EXPENSE)
Interest and sundry                                      (2)            1            (6)            1          4            -
Interest expense                                        (29)          (27)          (27)          (25)         -            -
                                                     ------        ------        ------        ------        ---          ---

EARNINGS BEFORE TAXES AND
    OTHER ITEMS                                          98           114            90           108          8            6
Income Taxes                                             39            46            36            44          3            2
                                                     ------        ------        ------        ------        ---          ---
EARNINGS BEFORE EQUITY EARNINGS
    AND OTHER ITEMS                                      59            68            54            64          5            4

Equity in WFC                                             -             -             4             3          -            -
Equity in affiliated companies                           18             3            18             3          -            -
Minority interests                                       (2)           (4)           (1)           (3)        (1)          (1)
                                                     ------        ------        ------        ------        ---          ---

NET EARNINGS                                         $   75        $   67        $   75        $   67        $ 4          $ 3
                                                     ======        ======        ======        ======        ===          ===
Per share of Common Stock:
    Primary earnings                                 $ 1.00        $ 0.90
                                                     ======        ======
    Fully diluted earnings                           $ 0.98        $ 0.88
                                                     ======        ======
    Cash dividends                                   $0.340        $0.305
                                                     ======        ======

See notes to consolidated condensed financial statements


                                                                                                                   File: BSQ1395.XLS
CONSOLIDATED CONDENSED BALANCE SHEETS                                                                                    JLA 4/26/95
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                                Supplemental Consolidating Data
                                                                        --------------------------------------------------------
                                           Whirlpool Corporation             Whirlpool with WFC          Whirlpool Financial
                                              (Consolidated)                 on an Equity Basis           Corporation (WFC)
                                        --------------------------      --------------------------------------------------------
                                           March 31   December 31          March 31    December 31     March 31     December 31
                                             1995        1994               1995          1994           1995          1994
                                         (Unaudited)   (Audited)         (Unaudited)    (Audited)     (Unaudited)    (Audited)
                                        ------------ -------------      ------------- -------------  ------------- -------------
ASSETS

CURRENT ASSETS

Cash and equivalents                       $    87       $    72           $    59       $    51         $   28        $   21
Trade receivables, less allowances
     (1995--$40; 1994--$38)                  1,014         1,001             1,014         1,001            -             -
Financing receivables and leases,
      less allowances
     (1995--$16; 1994--$15)                    938           866               -             -              938           866
Inventories                                  1,079           838             1,079           838            -             -
Other current assets                           281           301               270           287             11            14
                                           -------       -------           -------       -------         ------        ------

TOTAL CURRENT ASSETS                         3,399         3,078             2,422         2,177            977           901


Investments and other assets                   826           690             1,084           943              1           -
Financing receivables and leases,
        less allowances
     (1995--$33; 1994--$31)                    692           717               -             -              692           717
Intangibles, net                               794           730               794           730            -             -
                                           -------       -------           -------       -------         ------        ------

                                             2,312         2,137             1,878         1,673            693           717

Property, plant and equipment                3,190         3,101             3,164         3,075             26            26
Accumulated depreciation                    (1,736)       (1,661)           (1,719)       (1,645)           (17)          (16)
                                           -------       -------           -------       -------         ------        ------
                                             1,454         1,440             1,445         1,430              9            10

                                           -------       -------           -------       -------         ------        ------
TOTAL ASSETS                               $ 7,165       $ 6,655           $ 5,745       $ 5,280         $1,679        $1,628
                                           =======       =======           =======       =======         ======        ======



See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED BALANCE SHEETS                                                                              File: BSQ1395.XLS
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                                   JLA 4/26/95

(millions of dollars)                                                                 Supplemental Consolidating Data
                                                                         --------------------------------------------------------
                                            Whirlpool Corporation             Whirlpool with WFC          Whirlpool Financial
                                               (Consolidated)                 on an Equity Basis           Corporation (WFC)
                                         -------------------------       --------------------------------------------------------
                                           March 31    December 31         March 31     December 31     March 31     December 31
                                             1995         1994               1995          1994           1995          1994
                                          (Unaudited)   (Audited)         (Unaudited)    (Audited)     (Unaudited)    (Audited)
                                         ------------ ------------       ------------- -------------  ------------- -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                               $1,588        $1,201             $  564       $  262          $1,024       $  939
Accounts payable                               830           843                783          795              47           48
Other current liabilities                      899           944                886          924              13           20
                                            ------        ------             ------       ------          ------       ------

TOTAL CURRENT LIABILITIES                    3,317         2,988              2,233        1,981           1,084        1,007

Long-term debt                               1,024           885                871          703             153          182
Other liabilities                              953           964                845          853             108          111
                                            ------        ------             ------       ------          ------       ------
                                             1,977         1,849              1,716        1,556             261          293

Minority interests                              96            95                 21           20              75           75

STOCKHOLDERS' EQUITY
Common Stock                                    80            80                 80           80               8            8
Paid-in capital                                217           214                217          214              26           26
Retained earnings                            1,804         1,754              1,804        1,754             224          220
Unearned restricted stock                       (7)           (8)                (7)          (8)            -            -
Currency translation adjustments               (84)          (93)               (84)         (93)              1           (1)
Treasury stock-at cost                        (235)         (224)              (235)        (224)            -            -
                                            ------        ------             ------       ------          ------       ------
TOTAL STOCKHOLDERS' EQUITY                   1,775         1,723              1,775        1,723             259          253
                                            ------        ------             ------       ------          ------       ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $7,165        $6,655             $5,745       $5,280          $1,679       $1,628
                                            ======        ======             ======       ======          ======       ======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES


THREE MONTHS ENDED MARCH 31
(Millions of Dollars)                                                                   Supplemental Consolidating Data
                                                                                   ------------------------------------------
                                                           Whirlpool Corporation   Whirlpool with WFC     Whirlpool Financial
                                                               (Consolidated)      on an Equity Basis      Corporation (WFC)
                                                           ---------------------   -------------------    -------------------
                                                             1995         1994       1995       1994        1995       1994
                                                           --------     --------   -------     -------    --------    -------
OPERATING ACTIVITIES

Net earnings                                               $     75     $     67   $     75    $    67    $      4    $     3
Equity in net earnings of affiliated
  companies, less dividends received                            (12)           -        (12)         -           -          -
Equity in net earnings of WFC                                     -            -         (4)        (3)          -          -
Depreciation and amortization                                    84           73         77         66           7          7
Provision for doubtful accounts                                   9            7          2          3           7          4
Change in receivables                                            16         (152)        16       (152)          -          -
Change in inventories                                          (228)        (109)      (228)      (109)          -          -
Change in payables                                              (29)          (2)       (21)        (2)         (8)         -
Other operating activities                                      (49)         (35)       (35)       (28)        (14)        (6)
                                                           --------     --------   --------    -------    --------    -------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES               (134)        (151)      (130)      (158)         (4)         8

INVESTING ACTIVITIES
Net additions to properties                                     (70)         (61)       (69)       (60)         (1)        (1)
Financing receivables originated                               (771)        (641)         -          -        (771)      (641)
Principal payments received on financing
  receivables and leases                                        724          722          -          -         724        722
Acquisitions of businesses, less cash acquired                  (89)           -        (89)         -           -          -
Other investing activities                                        3          (10)         -         (6)          3         (5)
                                                           --------     --------   --------    -------    --------    -------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES               (203)          10       (158)       (66)        (45)        75

FINANCING ACTIVITIES
Proceeds of short-term borrowings                             4,071        3,347      1,742      1,209       2,329      2,138
Repayments of short-term borrowings                          (3,691)      (3,146)    (1,443)      (950)     (2,248)    (2,196)
Proceeds of long-term debt                                       68            5         86         25           -          -
Repayments of long-term debt                                    (34)        (105)       (33)      (104)        (19)       (21)
Repayments of non-recourse debt                                  (6)          (6)         -          -          (6)        (6)
Dividends paid                                                  (25)         (23)       (25)       (23)          -          -
Purchase of treasury stock                                      (34)           -        (34)         -           -          -
Other financing activities                                        3           10          3          9           -          1
                                                           --------     --------   --------    -------    --------    -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                352           82        296        166          56        (84)
                                                           --------     --------   --------    -------    --------    -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      15          (59)         8        (58)          7         (1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                      72           88         51         81          21          7
                                                           --------     --------   --------    -------    --------    -------
CASH AND EQUIVALENTS AT END OF PERIOD                      $     87     $     29   $     59    $    23    $     28    $     6
                                                           ========     ========   ========    =======    ========    =======

See notes to consolidated condensed financial statements

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 1995 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

WFC adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. The new rules require WFC to measure impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate. Adoption of the new rules had no material effect on the Company's net earnings or financial position.


NOTE B-BUSINESS ACQUISITIONS AND DISPOSITIONS

In February 1995, the Company expanded its presence in Asia by acquiring a controlling interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in the first quarter. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. Consolidation of KOI results will begin in the second quarter. KOI annual sales were about $120 million for its fiscal year ended June 30, 1994.

In December 1994, the Company announced plans to begin manufacturing and distributing major home appliances in China. The Company has entered into two agreements to acquire for about $90 million a majority interest in SMC Microwave Products Co., Inc., a microwave oven manufacturer with current annual revenues of about $100 million and to invest about $17 million for the majority interest in Beijing Whirlpool Snowflake Electric Appliance Company, Limited, a new joint venture to produce refrigerators. The Snowflake joint venture closed in the first quarter of 1995 and will be funded over the course of the year. The SMC joint venture and another joint venture arrangement with Shanghai Narcissus Electric Appliance Corp., Ltd. to produce washing machines are expected to receive government approval in the second quarter of 1995. The Company is currently negotiating a fourth joint venture to produce air conditioners.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C--INVENTORIES

Inventories consist of the following:
                                                    March 31     December 31
                                                      1995          1994
                                                    --------     -----------
                                                      (millions of dollars)

Finished products                                    $1,066        $  832
Raw materials and work in process                       232           222
                                                     ------        ------
  Total FIFO cost                                     1,298         1,054

Less excess of FIFO cost
 over LIFO cost                                         219           216
                                                     ------        ------
                                                     $1,079        $  838
                                                     ======        ======



NOTE D--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:

                                                      Three Months Ended
                                                      1995          1994
                                                    --------      --------
                                                     (millions of dollars)

Brazilian affiliates                                   $17           $3
Mexican affiliate                                        -            -
Other                                                    1            -
                                                       ---           --
                                                       $18           $3
                                                       ===           ==

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E--GEOGRAPHIC SEGMENTS


                                                                   Whirlpool
Three Months              North                  Other and        with WFC on
Ended March 31           America    Europe    (Eliminations)    an Equity Basis
- -------------------------------------------------------------------------------
                              (million of dollars)

Revenues

1995                     $1,195      $633          $111              $1,939
1994                     $1,173      $562          $ 97              $1,832

Operating Profit

1995                     $   83      $ 44          $ (4)             $  123
1994                     $   91      $ 31          $ 10              $  132



WFC operations are primarily in North America.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 1995 and 1994. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the Company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
- --------

Revenues for the first quarter increased 6% over 1994. Excluding the effects of currency fluctuations, revenues increased 2% due primarily to unit volume increases. North American revenues increased 2% due primarily to increased volumes and pricing partially offset by product mix. North American major product shipments were up about double the overall industry rise of one percent despite the negative impact of significant downward inventory adjustments by a major trade partner. North American industry-wide shipments are currently expected to be up about 1% for the full year. European revenues increased 14% but were essentially flat excluding the effects of currency fluctuations with increased volumes and pricing offset by product mix. European unit volumes were slightly ahead of an industry increase of about three percent. European industry-wide shipments are currently expected to be up about 2% for the full year. Price increases of approximately 1 to 3% were implemented in North America and Europe effective January 1, 1995 in response to rising raw material and component prices. Financial services revenues were up 18% as WFC continued to expand its core inventory and consumer finance businesses.

Expenses
- --------

The relationship of cost of products sold to net sales improved slightly in the first quarter of 1995 compared to 1994. North American margins were down slightly in 1995 due to the impact of the trade partner inventory-adjustment mentioned earlier, the difficult economic situation in Mexico, start-up costs associated with the production of redesigned midsize refrigerators and higher raw material and component costs partially offset by price increases. European margins were up in 1995 due to productivity improvements, continued expense control, benefits from restructuring, price increases and currency translation partially offset by higher raw material and component costs.

The ratio of consolidated selling and administrative expenses as a percent of revenues was up in the first quarter of 1995 compared to 1994. The appliance business expense ratio increased from 18.0% in 1994 to 19.1% in 1995 due primarily to a planned increase in costs related to the Company's strategy to expand its presence in Asia. North American and European expenses as a percent
of revenue were up only slightly as compared to the prior period.   Financial
services expenses as a percent of the related revenue were up primarily due to increased operating expenses to support the expanding inventory and consumer finance businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Other Income and Expense
- ------------------------

The decrease in appliance business other income (expense) compared to the prior year period is due primarily to foreign currency losses. However, the overall impact of currency fluctuations in the first quarter was not significant due to offsetting foreign currency gains reported elsewhere in the statement of earnings. The increase in other income at WFC is due primarily to gains on the termination of leases and the sale of other financial investments.

Income Taxes
- ------------

The consolidated provision for income taxes as a percent of earnings before income taxes and other items was essentially flat at 39% in the first quarter of 1995 compared to 40% in 1994.

Equity in Affiliated Companies
- ------------------------------

Equity earnings were $18 million in the first quarter of 1995 compared to $3 million in 1994. Refer to Note D to the consolidated condensed financial statements.

The Company's Brazilian affiliates generated equity earnings of $17 million in the first quarter of 1995 compared to $3 million in 1994 reflecting the increased consumer demand stimulated by the Brazilian government's new economic plan implemented in mid-1994. Results were also favorably affected by certain tax credit benefits, which will be realized through the third quarter, and the consequences of the May 1994 merger of two of the Brazilian affiliates, Brastemp S.A. and Consul S.A., into a new entity, Multibras S.A. The merger resulted in operating efficiencies as an outcome of consolidating selling and administrative functions, improved utilization of prior year tax losses and more flexibility in management of brands and products.

The Company's Mexican affiliate reported break-even results in both the first quarter of 1995 and 1994. Reduced shipments of 4% were offset by aggressive cost reductions and a net translation gain from the Peso devaluation.

Economic volatility and government economic policy changes (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region. The outlook in these regions remains uncertain.

Net Earnings
- ------------

First quarter net earnings were $75 million or $1.00 per share compared to net earnings of $67 million or $.90 per share in 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the three months ended March 31, 1995 and 1994 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
- --------------------

The Company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used for operating activities was $134 million in the first quarter of 1995 and $151 million in 1994 largely reflecting seasonal working capital needs of the appliance business to build inventories.

Investing Activities
- --------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions in the first quarter were $70 million in 1995 compared to $61 million in 1994. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, replacement for normal wear and tear and more stringent governmental energy and environmental regulations. Investment in the financial services business resulted in a net $47 million use of cash in 1995 compared to a net $81 million source of cash in 1994 reflecting the expansion of WFC's inventory and consumer finance businesses, as well as the 1994 liquidation of WFC's discontinued commercial loan portfolio.

In February 1995, the Company expanded its presence in Asia by acquiring a controlling interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in the first quarter. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. Consolidation of KOI results will begin in the second quarter. KOI annual sales were about $120 million for its fiscal year ended June 30, 1994.

In December 1994, the Company announced plans to begin manufacturing and distributing major home appliances in China. The Company has entered into two agreements to acquire for about $90 million a majority interest in SMC Microwave Products Co., Inc., a microwave oven manufacturer with current annual revenues of about $100 million and to invest about $17 million for the majority interest in Beijing Whirlpool Snowflake Electric Appliance Company, Limited, a new joint venture to produce refrigerators. The Snowflake joint venture closed in the first quarter of 1995 and will be funded over the course of the year. The SMC joint venture and another joint venture arrangement with Shanghai Narcissus Electric Appliance Corp., Ltd. to produce washing machines are expected to receive government approval in the second quarter of 1995. The Company is currently negotiating a fourth joint venture to produce air conditioners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financing Activities
- --------------------

In December 1994, the Company announced plans to repurchase up to five percent of the outstanding shares of common stock. The treasury shares will be used in employee stock-option, retirement and other compensation programs and for general corporate purposes. Through the end of March 1995, the Company had repurchased approximately 966,000 shares for $50 million.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the Company remains strong as evidenced by the March 31, 1995 balance sheet. The Company's total assets are $7.2 billion and stockholders' equity is $1.8 billion.

The overall debt to invested capital ratio at March 31, 1995 was up compared to December 31, 1994. The appliance business debt to invested capital ratio net of cash ("debt ratio") increased from 34% to 43% due primarily to seasonal working capital requirements, the acquisition of KOI and the effect of European currency movements on the Company's hedging strategy. The financial services debt to invested capital ratio was essentially flat compared to December 31, 1994. The Company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poors and Duff & Phelps.

Various European currency swaps and forward contracts serve as a hedge of net European currency cash flows and also hedge a portion of the Company's investment in Whirlpool Europe. Changes in the value of the swaps and forward contracts due to movements in exchange rates are included in the currency translation component of stockholders' equity or other income (expense) depending on whether or not they relate to the investment hedge.

WFC's financing portfolio by business segment is as follows (in millions):

                     March 31, 1995        December 31, 1994
                     --------------        -----------------

Inventory             $  722   44%            $  652   41%
Aerospace                452   28                465   29
Consumer                 392   24                386   24
Commercial                18    1                 25    2
Other                     46    3                 55    4
                      ------  ---             ------  ---

                      $1,630  100%            $1,583  100%
                      ======  ====            ======  ====


The aerospace portfolio is generally secured by newer (Stage III) aircraft on lease to various international airlines. Although the commercial airline industry seems to be stabilizing, the near-term outlook remains uncertain. Management believes the aerospace portfolio carrying value is appropriate. The Company is continuing to phase out of aerospace and highly leveraged commercial lending activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WFC adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. The new rules require WFC to measure impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate. Adoption of the new rules had no material effect on the Company's net earnings or financial position.

The Company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                                                      First Quarter
                                                   ------------------
                                                    1995        1994               Increase/(Decrease)
                                                   ------      ------              -------------------
North America                                      $1,196      $1,173              $ 23             2%
Europe                                                615         541                74            14
Latin America                                          67          75                (8)          (10)
Asia                                                   62          45                17            36
Other                                                  (1)         (2)                1            50
                                                   ------      ------              ----            --
Total Appliance Business                           $1,939      $1,832              $107             6%
                                                   ======      ======              ====            ==

Operating Profit by Business Unit was
 as follows:

                                                      First Quarter
                                                   ------------------
                                                    1995        1994               Increase/(Decrease)
                                                   ------      ------              -------------------
North America                                        $116        $119              $ (3)            (2)%
Europe                                                 44          31                13             42
Latin America                                           9          12                (3)           (29)
Asia                                                  (11)         (3)               (8)             -
Other                                                 (35)        (27)               (8)           (30)
                                                     ----        ----              ----            ---
Total Appliance Business                             $123        $132              $ (9)            (7)%
                                                     ====        ====              ====            ===

For commentary regarding performance in North America and Europe, refer to Results of Operations. Latin America includes Whirlpool Argentina and the
South American Sales Company (SASCO). Whirlpool Argentina results were adversely affected by a sharp decline in appliance industry volumes, driven primarily by a faltering economy and very tight credit. SASCO results were up, despite being affected by pockets of economic instability. Asia had significant shipment and revenue growth as compared to the prior year period but the increased operating loss was due primarily to planned costs related to the Company's strategy to expand its presence in Asia. The quarterly losses in Asia are expected to diminish during the year as it begins to include results from additional joint venture companies.

                          PART II.  OTHER INFORMATION
                          ---------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                         Quarter Ended March 31, 1995



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

a.  The following are included herein:

          (11)  Computation of earnings per share

          (27)  Financial Data Schedule

          (99)  Computation of the ratios of earnings and fixed charges


b.  Reports on Form 8-K:

     The registrant filed a Current Report on Form 8-K dated February 20, 1995 concerning the following events: (i) the resignation of Harry W. Bowman, Executive Vice President of the Company; (ii) an increase in the Company's quarterly per share dividend to 34 cents and (iii) the resignation of Didier Pineau-Valencienne from the Company's board of directors.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WHIRLPOOL CORPORATION
                                                (Registrant)



                                           By      Bradley J. Bell
                                               -----------------------------
                                                   Bradley J. Bell
                                                Vice President and Treasurer
                                               (Principal Financial Officer)



May 3, 1995