Form 10-Q
period 1995-06-30
WHIRLPOOL CORP /DE/
filed 1995-08-11
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

                                               Yes  X   No
                                                  -----   -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock                 Shares outstanding at June 30, 1995
       ---------------------                 -----------------------------------

Common stock, par value $1 per share                      73,859,110

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended June 30, 1995



                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION
- ------------------------------


  Item 1. Financial Statements (Unaudited)

           Consolidated Condensed Statements
             of Earnings                                               3


           Consolidated Condensed Balance Sheets                       5


           Consolidated Condensed Statements
             of Cash Flows                                             7

           Notes to Consolidated Condensed
             Financial Statements                                      8

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                     11

PART II - OTHER INFORMATION
- ---------------------------


  Item 4. Submission of Matters to a Vote of Security Holders         17

  Item 6. Exhibits and Reports on Form 8-K                            17


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                                         File:  IS10Q2Q
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                            DLR    8/10/95
THREE MONTHS ENDED June 30
(millions of dollars except share data)

                                                                             Supplemental Consolidating Data
                                                                        -----------------------------------------
                                                 Whirlpool Corporation  Whirlpool with WFC    Whirlpool Financial
                                                     (Consolidated)     on an Equity Basis     Corporation (WFC)
                                                  -------------------   -------------------   -------------------
                                                    1995      1994        1995      1994        1995      1994
                                                  --------- ---------   --------- ---------   --------- ---------
REVENUES
Net sales                                           $2,069   $2,013       $2,069    $2,013        $-       $-
Financial services                                      46       37           -         -          56       45
                                                    ------   ------       ------    ------        ---      ---
                                                     2,115    2,050        2,069     2,013         56       45

EXPENSES
Cost of products sold                                1,590    1,515        1,590     1,515         -        -
Selling and administrative                             404      373          384       355         30       26
Financial services interest                             17       12           -         -          20       15
Intangible amortization                                  8        6            8         6         -        -
Gain on disposition                                     -       (34)          -        (34)        -        -
Restructuring costs                                     -         4           -          4         -        -
                                                    ------   ------       ------    ------        ---      ---
                                                     2,019    1,876        1,982     1,846         50       41
                                                    ------   ------       ------    ------        ---      ---

OPERATING PROFIT                                        96      174           87       167          6        4

OTHER INCOME (EXPENSE)
Interest and sundry                                      2        8           -          5          2        3
Interest expense                                       (34)     (26)         (31)      (23)        -        -
                                                    ------   ------       ------    ------        ---      ---

EARNINGS BEFORE TAXES
  AND OTHER ITEMS                                       64      156           56       149          8        7

Income Taxes                                            27       81           24        79          3        2
                                                    ------   ------       ------    ------        ---      ---

EARNINGS BEFORE EQUITY EARNINGS
  AND OTHER ITEMS                                       37       75           32        70          5        5

Equity in WFC                                           -        -             4         4         -        -
Equity in affiliated companies                          16       12           16        12         -        -
Minority interests                                      (1)      (3)          -         (2)        (1)      (1)
                                                    ------   ------       ------    ------        ---      ---

NET EARNINGS                                        $   52   $   84       $   52    $   84        $ 4      $ 4
                                                    ======   ======       ======    ======        ===      ====

Per share of Common Stock:
  Primary earnings                                  $ 0.70   $ 1.10
                                                    ======   ======
  Fully diluted earnings                            $ 0.70   $ 1.09
                                                    ======   ======
  Cash dividends                                    $0.340   $0.305
                                                    ======   ======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                                  File: IS10Q2Y
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                       DLR 8/10/95
SIX MONTHS ENDED June 30
(millions of dollars except share data)

                                                                             Supplemental Consolidating Data
                                                                        -----------------------------------------
                                                 Whirlpool Corporation  Whirlpool with WFC    Whirlpool Financial
                                                    (Consolidated)      on an Equity Basis     Corporation (WFC)
                                                  -------------------   -------------------   -------------------
                                                    1995      1994        1995      1994        1995      1994
                                                  --------- ---------   --------- ---------   --------- ---------
REVENUES
Net sales                                           $4,008    $3,845      $4,008    $3,845       $ -       $-
Financial services                                      92        75          -         -         108       89
                                                    ------    ------      ------    ------       ----      ---
                                                     4,100     3,920       4,008     3,845        108       89
EXPENSES
Cost of products sold                                3,028     2,880       3,028     2,880        -
Selling and administrative                             800       720         756       685         60       49
Financial services interest                             33        25          -         -          38       30
Intangible amortization                                 14        11          14        11         -        -
Gain on disposition                                     -        (34)         -        (34)        -        -
Restructuring costs                                     -          4          -          4         -        -
                                                    ------    ------      ------    ------       ----      ---
                                                     3,875     3,606       3,798     3,546         98       79
                                                    ------    ------      ------    ------       ----      ---
OPERATING PROFIT                                       225       314         210       299         10       10

OTHER INCOME (EXPENSE)
Interest and sundry                                     -          9          (6)        6          6        3
Interest expense                                       (63)      (53)        (58)      (48)        -        -
                                                    ------    ------      ------    ------       ----      ---
EARNINGS BEFORE TAXES
    AND OTHER ITEMS                                    162       270         146       257         16       13

Income Taxes                                            66       127          60       123          6        4
                                                    ------    ------      ------    ------       ----      ---
EARNINGS BEFORE EQUITY EARNINGS
    AND OTHER ITEMS                                     96       143          86       134         10        9

Equity in WFC                                           -         -            8         7         -        -
Equity in affiliated companies                          34        15          34        15         -        -
Minority interests                                      (3)       (7)         (1)       (5)        (2)      (2)
                                                    ------    ------      ------    ------       ----      ---
NET EARNINGS                                        $  127    $  151      $  127    $  151       $  8      $ 7
                                                    ======    ======      ======    ======       ====      ===

Per share of Common Stock:
    Primary earnings                                $ 1.70    $ 2.00
                                                    ======    ======
    Fully diluted earnings                          $ 1.68    $ 1.97
                                                    ======    ======
    Cash dividends                                  $0.680    $0.610
                                                    ======    ======

See notes to consolidated condensed financial statements


PART I. FINANCIAL INFORMATION
- --------------------------------------

CONSOLIDATED CONDENSED BALANCE SHEETS                                                                      File: 8SQ1695.XLS
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                           JLA 7/31/95

(millions of dollars)

                                                                                      Supplemental Consolidating Data
                                                                             --------------------------------------------------
                                                   Whirlpool Corporation        Whirlpool with WFC        Whirlpool Financial
                                                      (Consolidated)            on an Equity Basis         Corporation (WFC)
                                                 ------------------------    ------------------------  ------------------------
                                                   June 30    December 31      June 30    December 31    June 30    December 31
                                                    1995         1994           1995         1994         1995         1994
                                                 (Unaudited)   (Audited)     (Unaudited)   (Audited)   (Unaudited)   (Audited)
                                                 -----------  -----------    -----------  -----------  -----------  -----------
ASSETS

CURRENT ASSETS

Cash and equivalents                                $  128       $   72         $  113       $   51       $   15       $   21
Trade receivables, less allowances
      (1995: $42; 1994; $38)                         1,219        1,001          1,219        1,001           -            -
Financing receivables and leases,
    less allowances
      (1995: $11; 1994: $15)                           948          866             -            -           948          866
Inventories                                          1,131          838          1,131          838           -            -
Other current assets                                   306          301            307          287           7            14
                                                    ------       ------         ------       ------       ------       ------
TOTAL CURRENT ASSETS                                 3,732        3,078          2,770        2,177         970           901


Investments and other assets                           765          690          1,029          943           -            -
Financing receivables and leases,
    less allowances
      (1995: $25; 1994: $31)                           717          717             -            -           717          717
Intangibles, net                                       930          730            930          730           -            -
                                                    ------       ------         ------       ------       ------       ------
                                                     2,412        2,137          1,959        1,673          717          717

Property, plant and equipment                        3,361        3,101          3,333        3,075           28           26
Accumulated depreciation                            (1,803)      (1,661)        (1,785)      (1,645)         (18)         (16)
                                                    ------       ------         ------       ------       ------       ------
                                                     1,558        1,440          1,548        1,430           10           10

                                                    ------       ------         ------       ------       ------       ------
TOTAL ASSETS                                        $7,702       $6,655         $6,277       $5,280       $1,697       $1,628
                                                    ======       ======         ======       ======       ======       ======

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED BALANCE SHEETS                                                                      File: 8SQ1695.XLS
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                           JLA 7/31/95

(millions of dollars)

                                                                             Supplemental Consolidating Data
                                                                    --------------------------------------------------
                                          Whirlpool Corporation        Whirlpool with WFC        Whirlpool Financial
                                             (Consolidated)            on an Equity Basis         Corporation (WFC)
                                        ------------------------    ------------------------  ------------------------
                                          June 30    December 31      June 30    December 31    June 30    December 31
                                           1995         1994           1995         1994         1995         1994
                                        (Unaudited)   (Audited)     (Unaudited)   (Audited)   (Unaudited)   (Audited)
                                        -----------  -----------    -----------  -----------  -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                              $1,977       $1,201         $  939       $  262       $1,038       $  939
Accounts payable                              871          843            826          795           53           48
Other current liabilities                     840          944            838          924            2           20
                                           ------       ------         ------       ------       ------       ------

TOTAL CURRENT LIABILITIES                   3,688        2,988          2,603        1,981        1,093        1,007

Long-term debt                              1,016          885            864          703          152          182
Other liabilities                             971          964            858          853          113          111
                                           ------       ------         ------       ------       ------       ------
                                            1,987        1,849          1,722        1,556          265          293

Minority interests                            166           95             91           20           75           75

STOCKHOLDERS' EQUITY
Common Stock                                   80           80             80           80            8            8
Paid-in capital                               220          214            220          214           26           26
Retained earnings                           1,831        1,754          1,831        1,754          228          220
Unearned restricted stock                      (7)          (8)            (7)          (8)          -            -
Currency translation adjustments              (28)         (93)           (28)         (93)           2           (1)
Treasury stock - at cost                     (235)        (224)          (235)        (224)          -            -
                                           ------       ------         ------       ------       ------       ------

TOTAL STOCKHOLDERS' EQUITY                  1,861        1,723          1,861        1,723          264          253
                                           ------       ------         ------       ------       ------       ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $7,702       $6,655         $6,277       $5,280       $1,697       $1,628
                                           ======       ======         ======       ======       ======       ======

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30
(millions of dollars)                                                               Supplemental Consolidating Data
                                                                             ---------------------------------------------
                                                     Whirlpool Corporation    Whirlpool with WFC      Whirlpool Financial
                                                        (Consolidated)        on an Equity Basis       Corporation (WFC)
                                                     ---------------------   ---------------------   ---------------------
                                                        1995        1994        1995        1994        1995        1994
                                                     ---------   ---------   ---------   ---------   ---------   ---------
OPERATING ACTIVITIES

Net earnings                                          $   127     $   151     $   127     $   151     $     8     $     7
Equity in net earnings of affiliated
  companies, less dividends received                      (27)        (13)        (27)        (13)          -           -
Equity in net earnings of WFC                               -           -          (8)         (7)          -           -
Gain on disposition                                         -         (34)          -         (34)          -           -
Depreciation and amortization                             164         150         150         135          14          15
Provision for doubtful accounts                            19          15           4           5          15          10
Restructuring spending                                    (35)          -         (35)          -           -           -
Change in receivables                                    (141)       (228)       (141)       (228)          -           -
Change in inventories                                    (225)       (165)       (225)       (165)          -           -
Change in payables                                        (15)         21         (13)         26          (2)         (5)
Other operating activities                                (79)         21         (68)         35         (11)        (14)
                                                      --------    --------    --------    --------    --------    --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (212)        (82)       (236)        (95)         24          13

INVESTING ACTIVITIES
Net additions to properties                              (172)       (132)       (170)       (131)         (2)         (1)
Financing receivables originated                       (1,655)     (1,381)          -           -      (1,655)     (1,381)
Principal payments received on financing
  receivables and leases                                1,576       1,500           -           -       1,576       1,500
(Acquisition)/Disposition of businesses,
  less cash acquired                                      (98)         80         (98)         80           -           -
Other investing activities                                (16)         (4)          -          (4)        (16)          -
                                                      --------    --------    --------    --------    --------    --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES         (365)         63        (268)        (55)        (97)        118

FINANCING ACTIVITIES
Proceeds of short-term borrowings                       7,594       6,160       3,264       2,238       4,330       3,922
Repayments of short-term borrowings                    (6,874)     (6,015)     (2,653)     (2,001)     (4,221)     (4,014)
Proceeds of long-term debt                                 75           6         106          27           -           -
Repayments of long-term debt                              (61)       (117)        (59)       (117)        (33)        (21)
Repayments of non-recourse debt                            (9)         (9)          -           -          (9)         (9)
Dividends paid                                            (50)        (45)        (50)        (45)          -           -
Purchase of treasury stock                                (35)          -         (35)          -           -           -
Other financing activities                                 (7)         11          (7)         11           -           -
                                                      --------    --------    --------    --------    --------    --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          633          (9)        566         113          67        (122)
                                                      --------    --------    --------    --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                56         (28)         62         (37)         (6)          9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                72          88          51          81          21           7
                                                      --------    --------    --------    --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                 $   128     $    60     $   113     $    44     $    15     $    16
                                                      ========    ========    ========    ========    ========    ========


See notes to consolidated condensed financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 1995 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

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


NOTE B--BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company had previously announced plans to begin manufacturing and distributing major home appliances in China. In May 1995, the Company acquired a controlling interest in Shunde SMC Microwave Products Co., Ltd., a microwave oven manufacturer, for about $90 million in cash. Consolidation of SMC operating results will begin in the third quarter. SMC annual sales were about $100 million for its fiscal year 1994. The Company has also entered into two agreements to invest about $17 million for the majority interest in Beijing Whirlpool Snowflake Electric Appliance Company, Limited to produce refrigerators and about $16 million for the majority interest in Shanghai Narcissus Electric Appliance Corp., Ltd. to produce washing machines. These two new joint ventures will be funded over the course of the year. The Company is currently negotiating a fourth joint venture to produce air conditioners.

In February 1995, the Company also expanded its presence in Asia by acquiring a controlling interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in the first quarter. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. Consolidation of KOI operating results began in the second quarter. KOI annual sales were about $120 million for its fiscal year 1994.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

These acquisitions did not have a significant impact on the consolidated operating results for the second quarter or year-to-date. The consolidated balance sheet at June 1995 reflects preliminary allocations of the purchase price for each of the acquisitions.



NOTE C--INVENTORIES

Inventories consist of the following:

                                    June 30   December 31
                                      1995       1994
                                    -------   -----------
                                    (millions of dollars)
Finished products                    $1,121      $  832
Raw materials and work in process       234         222
                                     ------      ------
  Total FIFO cost                     1,355       1,054
Less excess of FIFO cost
 over LIFO cost                         224         216
                                     ------      ------
                                     $1,131      $  838
                                     ======      ======

NOTE D--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:


                                Six Months Ended
                                    June 30
                              1995            1994
                              --------------------
                              (million of dollars)
Brazilian affiliates           $37             $11
Mexican affiliate               (4)              2
Other                            1               2
                               ---             ---
                               $34             $15
                               ===             ===

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E--GEOGRAPHIC SEGMENTS


                                                                   Whirlpool
Three Months              North                   Other and       with WFC on
Ended June 30            America       Europe    Eliminations   an Equity Basis
- -------------------------------------------------------------------------------
                          (millions of dollars)

Revenues

1995                     $1,330        $  608        $131          $2,069
1994                     $1,330        $  584        $ 99          $2,013

Operating Profit

1995                     $   65        $   33        $(11)         $   87
1994                     $   76        $   86        $  5          $  167


                                                                   Whirlpool
Six Months                North                   Other and       with WFC on
Ended June 30            America       Europe    Eliminations   an Equity Basis
- -------------------------------------------------------------------------------
                           (millions of dollars)

Revenues

1995                     $2,525        $1,241        $242          $4,008
1994                     $2,503        $1,146        $196          $3,845

Operating Profit

1995                     $  148        $   77        $(15)         $  210
1994                     $  167        $  117        $ 15          $  299

WFC operations are primarily in North America.

The second quarter sale of the European compressor operation in 1994 resulted in a $54 million gain in Europe and a $20 million loss in North America for a net consolidated gain of $34 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six months ended June 30, 1995 and 1994. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the Company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
- --------

Revenues increased 3% for the second quarter and 4% for the first half compared to the prior year periods. Excluding the effects of currency fluctuations, revenues decreased 1% for the second quarter and were flat for the first half with slight increases in volume and pricing offset by product mix. North American revenues and product shipments were essentially flat in both the second quarter and first half while the overall industry was down slightly in both periods. North American industry-wide shipments are currently expected to be down about 2-3% for the full year. European revenues increased 4% for the second quarter and 9% for the first half. Excluding the effects of currency fluctuations, revenues were down 10% for the second quarter and 5% for the first half primarily due to product mix. European unit volumes were down 3% in the second quarter and were up slightly in the first half while the industry was flat for the quarter and up slightly for the first half. European industry-wide shipments are currently expected to be flat to down about 1% for the full year. Price increases of approximately 1 to 3% were implemented in North America and Europe effective January 1, 1995 in response to rising raw material and component prices, but have not been fully realized. Financial services revenues increased 26% for the second quarter and 22% for the first half as WFC continued to expand its core inventory and consumer finance businesses.

Expenses
- --------

The relationship of cost of products sold to net sales deteriorated for both the second quarter and six month period compared to 1994. North American margins were down for both periods due to the start-up costs associated with the production of redesigned midsize refrigerators, the difficult economic situation in Mexico and higher raw material and component costs partially offset by price increases. European margins were up for both the second quarter and the first half of 1995 due to productivity improvements, continued expense control, benefits from restructuring, price increases and currency translation partially offset by higher raw material and component costs.

The ratio of consolidated selling and administrative expenses as a percent of revenues increased slightly for both the second quarter and six month period. The appliance business expense ratio for the second quarter increased from 17.6% in 1994 to 18.6% in 1995 similar to the increase in the first half due primarily to a planned increase in costs related to the Company's strategy to expand its presence in Asia. North American expenses as a percent of revenue were flat as compared to the prior periods. European expenses as a percent of revenue were up for both the quarter and six months as compared to the prior period primarily due to decreased sales excluding the effect of currency exchange. Financial services expenses as a percent of the related revenue were flat for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

first half and down slightly for the quarter as WFC successfully transitioned to its strategy of supporting the inventory and consumer finance business.

The Company sold its European compressor operation in 1994 resulting in a $34 million gain (refer to Cash Flow - Investing Activities).

Other Income and Expense
- ------------------------

The decrease in other income (expense) for the first half compared to the prior year period is due primarily to foreign currency losses. However, the overall impact of currency fluctuations in the first half was not significant due to offsetting foreign currency gains reported elsewhere in the statement of earnings.

The increase in interest expense compared to the prior periods is due primarily to higher borrowing levels to fund acquisitions and restructuring spending.

Income Taxes
- ------------

The consolidated provision for income taxes as a percent of earnings before income taxes and other items was 41% in the first half of 1995 compared to 47% in 1994 and 42% in the second quarter 1995 compared to 52% in 1994. The higher effective tax rate in 1994 is due primarily to a 1994 tax charge associated with the sale of the European compressor operation. Excluding the effects of this business disposition, the effective tax rate was up slightly from the prior year.

Equity in Affiliated Companies
- ------------------------------

Equity earnings in affiliated companies were $16 million in the second quarter of 1995 compared to $12 million in 1994 and $34 million in the first half of 1995 compared to $15 million in the prior year period. Refer to Note D to the consolidated condensed financial statements.

The Company's Brazilian affiliates generated equity earnings of $20 million in the second quarter and $37 million in the first half of 1995 compared to $8 million and $11 million in 1994 reflecting primarily the increased consumer demand stimulated by the Brazilian government's economic plan implemented in mid-1994. Results were also favorably affected by certain tax credit benefits, most of which have been realized in the first half, and the consequences of the May 1994 merger of two of the Brazilian affiliates, Brastemp S.A. and Consul S.A., into a new entity, Multibras S.A. The merger resulted in operating efficiencies as an outcome of consolidating selling and administrative functions, improved utilization of prior year tax losses and more flexibility in management of brands and products. Brazilian equity earnings in the second half of 1995 are not expected to reach first half levels due to anticipated moderation of economic growth and decreased tax credit benefits.

The Company's Mexican affiliate generated losses of $4 million for the second quarter of 1995 compared to $2 million of earnings for the same period in 1994. Reduced shipments and higher financing costs resulting from difficult economic conditions in Mexico were partially offset by cost reductions and net translation gains from the Peso devaluation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Economic volatility and government economic policy changes (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region. The outlook in these regions remains uncertain.

Net Earnings
- ------------

Second quarter net earnings were $52 million or $.70 per share compared to net earnings of $84 million or $1.10 per share in 1994. First half net earnings were $127 million or $1.70 per share compared to net earnings of $151 million or $2.00 per share in 1994.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 1995 and 1994 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
- --------------------

The Company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used for operating activities in the first half was $212 million in 1995 compared to $82 million in 1994 largely reflecting seasonal working capital needs of the appliance business. The change from the prior year is due primarily to 1995 restructuring spending and changes in other operating accounts including decreased accrued expenses and higher income tax and payroll related payments.

Investing Activities
- --------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions in the first half were $172 million in 1995 compared to $132 million in 1994. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, replacement for normal wear and tear and more stringent governmental energy and environmental regulations. Investment in the financial services business resulted in a net $79 million use of cash in 1995 compared to a net $119 million source of cash in 1994 reflecting the expansion of WFC's inventory and consumer finance businesses, as well as the 1994 liquidation of WFC's discontinued commercial loan portfolio.

The Company had previously announced plans to begin manufacturing and distributing major home appliances in China. In May 1995, the Company acquired a controlling interest in Shunde SMC Microwave Products Co., Ltd., a microwave oven manufacturer, for about $90 million in cash. Consolidation of SMC operating results will begin in the third quarter. SMC annual sales were about $100 million for its fiscal year 1994. The Company has also entered into two agreements to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

invest about $17 million for the majority interest in Beijing Whirlpool Snowflake Electric Appliance Company, Limited, to produce refrigerators, and about $16 million for the majority interest in Shanghai Narcissus Electric Appliance Corp., Ltd., to produce washing machines. These two new joint ventures will be funded over the course of the year. The Company is currently negotiating a fourth joint venture to produce air conditioners.

In February 1995, the Company also expanded its presence in Asia by acquiring a controlling interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in the first quarter. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. Consolidation of KOI operating results began in the second quarter. KOI annual sales were about $120 million for its fiscal year 1994.

In April 1994, the Company sold its European compressor operation to one of the Company's Brazilian affiliates for $106 million. The Company received seventy-five percent of the selling price in cash at the closing date and the remainder in June 1995. The sale resulted in a pre-tax gain of $34 million in 1994 but no significant gain or loss after taxes.

Financing Activities
- --------------------

In December 1994, the Company announced plans to repurchase up to five percent of its outstanding shares of common stock. The treasury shares will be used in employee stock-option, retirement and other compensation programs and for general corporate purposes. Through the end of June 1995, the Company had repurchased approximately 966,000 shares for $50 million.


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the Company remains strong as evidenced by the June 30, 1995 balance sheet. The Company's total assets are $7.7 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio at June 30, 1995 was up compared to December 31, 1994. The appliance business debt to invested capital ratio net of cash ("debt ratio") increased from 34% to 46% due primarily to seasonal working capital requirements, the Asian acquisitions and the effect of European currency movements on the Company's hedging strategy. The financial services debt to invested capital ratio was essentially flat compared to December 31, 1994. The Company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poors and Duff & Phelps.

Various European currency swaps and forward contracts serve as a hedge of net European currency cash flows and a portion of the Company's net assets in Europe. Changes in the value of the swaps and forward contracts due to movements in exchange rates are included in the currency translation component of stockholders' equity or other income (expense) depending on whether or not they relate to the European net asset hedge.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

WFC's financing portfolio by business segment is as follows (in millions):

              June 30, 1995   December 31,
                                  1994
              -------------   ------------

Inventory      $  760   46%   $  652   41%
Aerospace         427   26       465   29
Consumer          418   25       386   24
Commercial         16    1        25    2
Other              44    2        55    4
               ------------   ------------

               $1,665  100%   $1,583  100%
               ============   ============

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):

Sales by Business Unit were as follows:


                             Second Quarter    Better/(Worse)      First Half      Better/(Worse)
                            ----------------   --------------   ----------------   --------------
                             1995      1994      $       %       1995      1994      $       %
                            ------    ------    ----    ---     ------    ------    ----    ---
North America               $1,329    $1,330    $ (1)     - %   $2,525    $2,503    $ 22      1 %
Europe                         586       561      25      4      1,201     1,102      99      9
Latin America                   61        74     (13)   (18)       128       149     (21)   (14)
Asia                            94        51      43     84        156        96      60     63
Other                           (1)       (3)      2     67         (2)       (5)      3     60
                            ------    ------    ----    ---     ------    ------    ----    ---
Total Appliance Business    $2,069    $2,013    $ 56      3 %   $4,008    $3,845    $163      4 %
                            ======    ======    ====    ===     ======    ======    ====    ===

Operating Profit by Business Unit was as follows:


                             Second Quarter    Better/(Worse)      First Half      Better/(Worse)
                            ----------------   --------------   ----------------   --------------
                             1995      1994      $       %       1995      1994      $       %
                            ------    ------    ----    ---     ------    ------    ----    ---
North America               $   93    $  133    $(40)   (30)%   $  209    $  252    $(43)   (17)%
Europe                          34        32       2      6         78        63      15     24
Latin America                    5        12      (7)   (58)        14        24     (10)   (42)
Asia                           (12)       (3)     (9)   N/M        (23)       (6)    (17)   N/M
Restructuring                    -        (4)      4    N/M          -        (4)      4    N/M
Business Disposition             -        34     (34)   N/M          -        34     (34)   N/M
Other                          (33)      (37)      4     11        (68)      (64)     (4)    (6)
                            ------    ------    ----    ---     ------    ------    ----    ---
Total Appliance Business    $   87    $  167    $(80)   (48)%   $  210    $  299    $(89)   (30)%
                            ======    ======    ====    ===     ======    ======    ====    ===

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                          Quarter Ended June 30, 1995


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------


a. The Annual Meeting of Stockholders was held on April 18, 1995 with the following directors each elected to a term to expire in 1998 pursuant to a stockholder vote.


                                                                    Broker
Nominee                       For          Against    Abstentions   Nonvotes
- -------                       ---          -------    -----------   --------

Robert A. Burnett          64,946,424         0         243,911         0

Herman Cain                64,937,286         0         253,059         0

Allan D. Gilmour           64,956,728         0         233,607         0

Janice D. Stoney           64,943,696         0         246,639         0

David R. Whitwam           64,884,066         0         306,269         0


Messrs. Bonomo, Langbo, Marohn, Marsh, Smith and Stern and Ms. Hempel each have terms of office as directors which continued after the 1995 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

No Reports on Form 8-K were filed for the quarterly period ended June 30, 1995.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHIRLPOOL CORPORATION
                                                (Registrant)


                                                     Bradley J. Bell
                                            By_____________________________
                                                     Bradley J. Bell
                                              Vice President and Treasurer
                                              (Principal Financial Officer)

August 11, 1995