Form 10-Q
period 1995-09-30
WHIRLPOOL CORP /DE/
filed 1995-11-06
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

                                                  Yes  X     No
                                                     -----     -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock            Shares outstanding at September 30, 1995
       ---------------------            ----------------------------------------

Common stock, par value $1 per share                  74,006,699

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                        Quarter Ended September 30, 1995



                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                               Page
                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------


    Item 1. Financial Statements (Unaudited)

           Consolidated Condensed Statements
            of Earnings                                          3

           Consolidated Condensed Balance Sheets                 5

           Consolidated Condensed Statements
            of Cash Flows                                        7

           Notes to Consolidated Condensed
            Financial Statements                                 8


    Item 2. Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                              12


PART II - OTHER INFORMATION
---------------------------

    Item 6. Exhibits and Reports on Form 8-K                    19



PART I. FINANCIAL INFORMATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                                              File: IS10Q3Q
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                                 DLR 10/26/95
THREE MONTHS ENDED September 30                                                         Supplemental Consolidating Data
(millions of dollars except share data)                                      ------------------------------------------------------
                                                   Whirlpool Corporation         Whirlpool with WFC         Whirlpool Financial
                                                       (Consolidated)            on an Equity Basis          Corporation (WFC)
                                                 --------------------------  --------------------------  --------------------------
                                                     1995          1994          1995          1994          1995          1994
                                                 ------------  ------------  ------------  ------------  ------------  ------------
REVENUES
Net sales                                           $2,109        $2,046        $2,109        $2,046         $-            $-
Financial services                                      45            39           -             -            55            46
                                                    ------        ------        ------        ------         ---           ---
                                                     2,154         2,085         2,109         2,046          55            46

EXPENSES
Cost of products sold                                1,626         1,538         1,626         1,538          -             -
Selling and administrative                             380           374           358           352          32            29
Financial services interest                             16            12           -             -            20            15
Intangible amortization                                  8             7             8             7          -             -
Gain on disposition                                    -             (26)          -             (26)         -             -
Restructuring costs                                    -               5           -               5          -             -
                                                    ------        ------        ------        ------         ---           ---
                                                     2,030         1,910         1,992         1,876          52            44
                                                    ------        ------        ------        ------         ---           ---

OPERATING PROFIT                                       124           175           117           170           3             2

OTHER INCOME (EXPENSE)
Interest and sundry                                     (2)           (1)           (4)           (4)          2             3
Interest expense                                       (41)          (29)          (37)          (26)         -             -
                                                    ------        ------        ------        ------         ---           ---
EARNINGS BEFORE TAXES AND
    OTHER ITEMS                                         81           145            76           140           5             5

Income taxes                                            30            57            29            55           1             2
                                                    ------        ------        ------        ------         ---           ---
EARNINGS BEFORE EQUITY EARNINGS
    AND OTHER ITEMS                                     51            88            47            85           4             3

Equity in WFC                                          -             -               2             2          -             -
Equity in affiliated companies                          15            13            15            13          -             -
Minority interests                                      (2)           (3)          -              (2)         (2)           (1)
                                                    ------        ------        ------        ------         ---           ---

NET EARNINGS                                        $   64        $   98        $   64        $   98         $ 2           $ 2
                                                    ======        ======        ======        ======         ===           ===

Per share of Common Stock:
    Primary earnings                                $ 0.85        $ 1.30
                                                    ======        ======
    Fully diluted earnings                          $ 0.83        $ 1.27
                                                    ======        ======
    Cash dividends                                  $0.340        $0.305
                                                    ======        ======

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                                              File: IS10Q3Y
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                                 DLR 10/26/95
NINE MONTHS ENDED September 30                                                         Supplemental Consolidating Data
(millions of dollars except share data)                                     ------------------------------------------------------
                                                  Whirlpool Corporation         Whirlpool with WFC          Whirlpool Financial
                                                      (Consolidated)            on an Equity Basis           Corporation (WFC)
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                    1995          1994          1995          1994          1995          1994
                                                ------------  ------------  ------------  ------------  ------------  ------------
REVENUES
Net sales                                          $6,117        $5,891        $6,117        $5,891         $ -           $ -
Financial services                                    137           114           -             -            163           135
                                                   ------        ------        ------        ------         ----          ----
                                                    6,254         6,005         6,117         5,891          163           135

EXPENSES
Cost of products sold                               4,654         4,418         4,654         4,418           -             -
Selling and administrative                          1,180         1,094         1,114         1,037           92            78
Financial services interest                            49            37           -             -             58            45
Intangible amortization                                22            18            22            18           -             -
Gain on dispositions                                  -             (60)          -             (60)          -             -
Restructuring costs                                   -               9           -               9           -             -
                                                   ------        ------        ------        ------         ----          ----
                                                    5,905         5,516         5,790         5,422          150           123
                                                   ------        ------        ------        ------         ----          ----

OPERATING PROFIT                                      349           489           327           469           13            12

OTHER INCOME (EXPENSE)
Interest and sundry                                    (2)            8           (10)            2            8             6
Interest expense                                     (104)          (82)          (95)          (74)          -             -
                                                   ------        ------        ------        ------         ----          ----
EARNINGS BEFORE TAXES AND
    OTHER ITEMS                                       243           415           222           397           21            18

Income taxes                                           96           184            89           178            7             6
                                                   ------        ------        ------        ------         ----          ----
EARNINGS BEFORE EQUITY EARNINGS
    AND OTHER ITEMS                                   147           231           133           219           14            12

Equity in WFC                                         -             -              10             9           -             -
Equity in affiliated companies                         49            28            49            28           -             -
Minority interests                                     (5)          (10)           (1)           (7)          (4)           (3)
                                                   ------        ------        ------        ------         ----          ----

NET EARNINGS                                       $  191        $  249        $  191        $  249         $ 10          $  9
                                                   ======        ======        ======        ======         ====          ====

Per share of Common Stock:
    Primary earnings                               $ 2.55        $ 3.30
                                                   ======        ======
    Fully diluted earnings                         $ 2.51        $ 3.24
                                                   ======        ======
    Cash dividends                                 $1.020        $0.915
                                                   ======        ======

See notes to consolidated condensed financial statements


                                                                                                                   File: BSQ1995.XLS
CONSOLIDATED CONDENSED BALANCE SHEETS                                                                                   JLA 10/26/95
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                                 Supplemental Consolidating Data
                                                                         ---------------------------------------------------------
                                            Whirlpool Corporation            Whirlpool with WFC            Whirlpool Financial
                                                (Consolidated)               on an Equity Basis             Corporation (WFC)
                                         ----------------------------    ---------------------------   ---------------------------
                                          September 30   December 31     September 30   December 31    September 30   December 31
                                              1995          1994             1995          1994            1995          1994
                                          (Unaudited)     (Audited)      (Unaudited)     (Audited)     (Unaudited)     (Audited)
                                         -------------  -------------    ------------  -------------   ------------  -------------
ASSETS

CURRENT ASSETS

Cash and equivalents                        $   144        $    72          $   114       $    51         $   30        $   21
Trade receivables, less allowances
     (1995: $44 ;1994: $38)                   1,122          1,001            1,122         1,001              -             -
Financing receivables and leases,
   less allowances
     (1995: $12 ;1994: $15)                   1,008            866                -             -          1,008           866
Inventories                                     995            838              995           838              -             -
Other current assets                            282            301              281           287              9            14
                                            -------        -------          -------       -------         ------        -------

TOTAL CURRENT ASSETS                          3,551          3,078            2,512         2,177          1,047           901


Investments and other assets                    803            690            1,069           943              -             -
Financing receivables and leases,
   less allowances
     (1995: $26 ;1994: $31)                     743            717                -             -            743           717
Intangibles, net                                931            730              931           730              -             -
                                            -------        -------          -------       -------         ------        -------
                                              2,477          2,137            2,000         1,673            743           717

Property, plant and equipment                 3,447          3,101            3,417         3,075             29            26
Accumulated depreciation                     (1,861)        (1,661)          (1,842)       (1,645)           (19)          (16)
                                            -------        -------          -------       -------         ------        -------
                                              1,586          1,440            1,575         1,430             10            10

                                            -------        -------          -------       -------         ------        -------
TOTAL ASSETS                                $ 7,614        $ 6,655          $ 6,087       $ 5,280         $1,800        $1,628
                                            =======        =======          =======       =======         ======        =======

See notes to consolidated condensed financial statements


                                                                                                                   File: BSQ1995.XLS
CONSOLIDATED CONDENSED BALANCE SHEETS                                                                                   JLA 10/26/95
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                                 Supplemental Consolidating Data
                                                                         ---------------------------------------------------------
                                            Whirlpool Corporation            Whirlpool with WFC            Whirlpool Financial
                                                (Consolidated)               on an Equity Basis             Corporation (WFC)
                                         ----------------------------    ---------------------------   ---------------------------
                                          September 30   December 31     September 30   December 31    September 30   December 31
                                              1995          1994             1995          1994            1995          1994
                                          (Unaudited)     (Audited)      (Unaudited)     (Audited)     (Unaudited)     (Audited)
                                         -------------  -------------    ------------  -------------   ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                               $ 1,923        $ 1,201          $   805       $   262         $1,118        $  939
Accounts payable                                846            843              762           795             91            48
Other current liabilities                       839            944              835           924              3            20
                                            -------        -------          -------       -------         ------        -------

TOTAL CURRENT LIABILITIES                     3,608          2,988            2,402         1,981          1,212         1,007

Long-term debt                                  978            885              845           703            133           182
Other liabilities                               983            964              870           853            114           111
                                            -------        -------          -------       -------         ------        -------
                                              1,961          1,849            1,715         1,556            247           293

Minority interests                              140             95               65            20             75            75

STOCKHOLDERS' EQUITY
Common stock                                     81             80               81            80              8             8
Paid-in capital                                 225            214              225           214             26            26
Retained earnings                             1,870          1,754            1,870         1,754            230           220
Unearned restricted stock                        (7)            (8)              (7)           (8)             -             -
Currency translation adjustments                (29)           (93)             (29)          (93)             2            (1)
Treasury stock - at cost                       (235)          (224)            (235)         (224)             -             -
                                            -------        -------          -------       -------         ------        -------
TOTAL STOCKHOLDERS' EQUITY                    1,905          1,723            1,905         1,723            266           253
                                            -------        -------          -------       -------         ------        -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 7,614        $ 6,655          $ 6,087       $ 5,280         $1,800        $1,628
                                            =======        =======          =======       =======         ======        =======

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30
(millions of dollars)                                                                         Supplemental Consolidating Data
                                                                                       ---------------------------------------------
                                                              Whirlpool Corporation     Whirlpool with WFC      Whirlpool Financial
                                                                  (Consolidated)        on an Equity Basis       Corporation (WFC)
                                                              ----------------------   ---------------------   ---------------------
                                                                 1995         1994        1995        1994        1995        1994
                                                              ----------   ---------   ---------   ---------   ---------   ---------
OPERATING ACTIVITIES
Net earnings                                                   $    191     $   249     $   191     $   249     $    10     $     9
Equity in net earnings of affiliated
  companies, less dividends received                                (31)        (26)        (31)        (26)          -           -
Equity in net earnings of WFC                                         -           -         (10)         (9)          -           -
Gain on dispositions                                                  -         (60)          -         (60)          -           -
Depreciation and amortization                                       249         224         227         202          22          22
Provision for doubtful accounts                                      31          23           7           6          24          17
Restructuring spending                                              (65)          -         (65)          -           -           -
Change in receivables                                               (70)       (149)        (70)       (149)          -           -
Change in inventories                                               (86)       (135)        (86)       (135)          -           -
Change in payables                                                  (25)          7         (61)          7          36           -
Other operating activities                                          (68)         18         (61)         24          (7)         (6)
                                                               ---------    --------    --------    --------    --------    --------
CASH PROVIDED BY OPERATING ACTIVITIES                               126         151          41         109          85          42

INVESTING ACTIVITIES
Net additions to properties                                        (263)       (223)       (259)       (221)         (4)         (2)
Financing receivables originated and leasing assets purchased    (2,584)     (2,156)          -           -      (2,584)     (2,156)
Principal payments received on financing
  receivables and leases                                          2,410       2,249           -           -       2,410       2,249
(Acquisition)/disposition of businesses, less cash acquired        (125)         80        (125)         80           -           -
Other investing activities                                          (23)        (20)          -          (7)        (23)        (13)
                                                               ---------    --------    --------    --------    --------    --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                   (585)        (70)       (384)       (148)       (201)         78

FINANCING ACTIVITIES
Proceeds of short-term borrowings                                11,668       9,610       4,839       3,132       6,829       6,478
Repayments of short-term borrowings                             (11,020)     (9,429)     (4,370)     (2,946)     (6,650)     (6,483)
Proceeds of long-term debt                                           70          20         111         104           -           -
Repayments of long-term debt                                        (63)       (202)        (60)       (199)        (44)        (87)
Repayments of non-recourse debt                                     (10)        (10)          -           -         (10)        (10)
Dividends paid                                                      (75)        (68)        (75)        (68)          -           -
Purchase of treasury stock                                          (35)          -         (35)          -           -           -
Other financing activities                                           (4)         11          (4)         11           -           -
                                                               ---------    --------    --------    --------    --------    --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                    531         (68)        406          34         125        (102)
                                                               ---------    --------    --------    --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          72          13          63          (5)          9          18

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          72          88          51          81          21           7
                                                               ---------    --------    --------    --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                          $    144     $   101     $   114     $    76     $    30     $    25
                                                               =========    ========    ========    ========    ========    ========

See notes to consolidated condensed financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 1995 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

Whirlpool Financial Corporation ("WFC") adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. The new rules require WFC to measure impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate. Adoption of the new rules did not have a material effect on the Company's net earnings or financial position.


NOTE B--BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company had previously announced plans to begin manufacturing and distributing major home appliances in China. In September 1995, the Company entered into an agreement to acquire controlling interest in a Chinese joint venture that will build and market air conditioners under the Whirlpool and Raybo brand names for an initial capital contribution of $22 million. This acquisition is expected to close in the fourth quarter of 1995.

In May 1995, the Company acquired a controlling interest in Shunde SMC Microwave Products Co., Ltd., a microwave oven manufacturer, for about $90 million in cash. Consolidation of SMC operating results began in the third quarter. SMC annual sales were about $100 million for its fiscal year 1994. The Company has also entered into two agreements to invest about $17 million for the majority interest in Beijing Whirlpool Snowflake Electric Appliance Company, Limited to produce refrigerators and about $16 million for the majority interest in Shanghai Narcissus Electric Appliance Corp., Ltd. to produce washing machines. These two new joint ventures will be funded over the course of this year.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

These acquisitions did not have a significant impact on the consolidated operating results for the third quarter or year-to-date. The consolidated balance sheet at September 1995 reflects preliminary allocations of the purchase price for each of the completed acquisitions.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C--INVENTORIES

Inventories consist of the following:
                                                   September 30    December 31
                                                       1995           1994
                                                   ------------    -----------
                                                      (millions of dollars)

Finished products                                     $  973         $  832
Raw materials and work in process                        252            222

                                                      ------         ------
  Total FIFO cost                                      1,225          1,054

Less excess of FIFO cost
 over LIFO cost                                          230            216
                                                      ------         ------
                                                      $  995         $  838
                                                      ======         ======


NOTE D--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:

                                                        Nine Months Ended
                                                           September 30
                                                       1995           1994
                                                   ------------    -----------
                                                      (millions of dollars)

  Brazilian affiliates                                 $52             $24
  Mexican affiliate                                     (5)              4
  Other                                                  2               -
                                                       ---             ---
                                                       $49             $28
                                                       ===             ===

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E--GEOGRAPHIC SEGMENTS
                                                                  Whirlpool
Three Months             North                  Other and        with WFC on
Ended September 30      America     Europe     Eliminations    an Equity Basis
------------------------------------------------------------------------------
                             (millions of dollars)

Revenues

1995                    $1,335      $  632         $142            $2,109
1994                    $1,295      $  635         $116            $2,046

Operating Profit

1995                    $  105      $   22         $(10)           $  117
1994                    $  122      $   43         $  5            $  170


                                                                  Whirlpool
Nine Months              North                  Other and        with WFC on
Ended September 30      America     Europe     Eliminations    an Equity Basis
------------------------------------------------------------------------------
                             (millions of dollars)

Revenues

1995                    $3,860      $1,873         $384            $6,117
1994                    $3,798      $1,781         $312            $5,891

Operating Profit

1995                    $  253      $   99         $(25)           $  327
1994                    $  289      $  160         $ 20            $  469

WFC operations are primarily in North America.

The third quarter sale of Matsushita Floor Care Company in 1994 resulted in a $26 million pre-tax gain in North America.

The second quarter sale of the European compressor operation in 1994 resulted in a $54 million pre-tax gain in Europe and a $20 million pre-tax loss in North America for a net consolidated pre-tax gain of $34 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine months ended September 30, 1995 and 1994. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the Company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
--------

Revenues increased 3% for the third quarter and 4% for the first nine months compared to the prior year periods. Excluding the effects of currency fluctuations, revenues increased 1% for the third quarter and the first nine months due to increases in volume and pricing partially offset by unfavorable brand and product mix. North American sales were up 3% for the quarter and 2% for the first nine months primarily due to volume and selective price increases partially offset by product mix. North American unit volumes increased 2% for the third quarter and kept pace with the industry. European sales were essentially flat for the third quarter and up 6% for the first nine months. Excluding the effects of currency fluctuations, sales were down 6% for both the third quarter and first nine months primarily due to unfavorable brand and product mix. European unit volumes were down 1% in the third quarter and flat for the first nine months while the industry was up slightly for both the quarter and the first nine months. European industry-wide shipments are currently expected to be up slightly for the full year. Price increases of approximately 1 to 3% were implemented in North America and Europe effective January 1, 1995 in response to rising raw material and component prices, but have not been fully realized. Financial services revenues increased 17% for the third quarter and 20% for the first nine months as WFC continued to expand its core inventory and consumer finance businesses.

Expenses
--------

The gross margin percentage deteriorated for both the third quarter and nine month period compared to 1994. North American margins were down for both periods due to higher raw material and component costs, start-up costs associated with the production of redesigned midsize refrigerators and the difficult economic situation in Mexico, partially offset by price increases. European margins were down for the third quarter and up slightly for the first nine months of 1995 due to higher raw material and component costs partially offset by productivity improvements, continued expense control, benefits from restructuring, price changes and currency translation.

Appliance selling and administrative expenses as a percent of net sales decreased from 17.3% in the third quarter of 1994 to 17.0% in 1995 but increased from 17.6% in the first nine months of 1994 to 18.2% in 1995. North American expenses as a percent of net sales decreased compared to the prior periods due to cost reduction initiatives and lower compensation costs, the effects of which were more pronounced in the third quarter. After excluding the impact of translation, European expenses were down for the first nine months and flat for the quarter. However, European

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

expenses as a percent of net sales were up for both the quarter and nine months compared to the prior period primarily due to decreased sales after excluding the effect of currency translation. For the first nine months, appliance expense as a percent of net sales increased due to costs related to the Company's strategy to expand its presence in Asia and the increases in Europe partially offset by decreases in North America. However, for the third quarter, the North American decrease more than offset the Asian and European increases. WFC selling and administrative expenses as a percent of financial services revenue were down for both the quarter and the first nine months as WFC successfully transitioned to its strategy of supporting the inventory and consumer finance business. However, WFC's financial services interest as a percent of the related revenues was up for both the quarter and the first nine months compared to 1994 due to higher interest rates in 1995.

In the third quarter of 1994, the Company sold its minority interest position in Matsushita Floor Care Company, a vacuum cleaner manufacturer, resulting in a $26 million gain (refer to Cash Flow - Investing Activities). The Company sold its European compressor operation in 1994 resulting in a $34 million gain (refer to Cash Flow - Investing Activities).

Other Income and Expense
------------------------

The change in other income (expense) for the first nine months compared to the prior year period is due primarily to foreign currency losses. However, the overall impact of currency fluctuations in the first nine months was not significant due to offsetting foreign currency gains reported elsewhere in the statement of earnings.

The increase in interest expense compared to the prior periods is due primarily to higher borrowing levels to fund acquisitions and restructuring spending.

Income Taxes
------------

The consolidated provision for income taxes as a percent of earnings before income taxes and other items was 40% in the first nine months of 1995 compared to 44% in 1994 and 38% in the third quarter 1995 compared to 40% in 1994. The higher effective tax rate in the first nine months of 1994 is due primarily to a 1994 tax charge associated with the sale of the European compressor operation. The effective tax rate decreased in the third quarter and for the first nine months from the prior year excluding the effects of the dispositions in 1994 due primarily to favorable settlements of prior year tax returns.

Equity in Affiliated Companies
------------------------------

Equity earnings in affiliated companies were $15 million in the third quarter of 1995 compared to $13 million in 1994 and $49 million in the first nine months of 1995 compared to $28 million in the prior year period. Refer to Note D to the consolidated condensed financial statements.

The Company's Brazilian affiliates generated equity earnings of $15 million in the third quarter and $52 million in the first nine months of 1995 compared to $13 million and $24 million in 1994 reflecting primarily the increased consumer demand stimulated by the Brazilian government's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

economic plan implemented in mid-1994. Results were also favorably affected by certain tax credit benefits, which had been realized earlier in the year, and the consequences of the May 1994 merger of two of the Brazilian affiliates, Brastemp S.A. and Consul S.A., into a new entity, Multibras S.A. The merger resulted in operating efficiencies as an outcome of consolidating selling and administrative functions, improved utilization of prior year tax losses and more flexibility in management of brands and products. Brazilian equity earnings in the last quarter of 1995 are not expected to reach the level realized in the prior year or during the first half of 1995 due to anticipated moderation of economic growth and the tax credit benefits realized in the earlier periods.

The Company's Mexican affiliate generated an equity loss of $1 million for the third quarter of 1995 compared to $2 million of earnings for the same period in 1994. For the first nine months the affiliate generated an equity loss of $5 million compared to $4 million of earnings for 1994. Reduced shipments and higher financing costs resulting from difficult economic conditions in Mexico were partially offset by cost reductions and net translation gains from the Peso devaluation.

Economic volatility and government economic policy changes (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region. The outlook in these regions remains uncertain.

Net Earnings
------------

Third quarter net earnings were $64 million or $.85 per share compared to net earnings of $98 million or $1.30 per share in 1994. First nine months net earnings were $191 million or $2.55 per share compared to net earnings of $249 million or $3.30 per share in 1994.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 1995 and 1994 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The Company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months was $126 million in 1995 compared to $151 million in 1994. The change from the prior year is due primarily to 1995 restructuring spending and lower earnings, partially offset by higher depreciation and amortization and the 1994 business dispositions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investing Activities
--------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions in the first nine months were $263 million in 1995 compared to $223 million in 1994. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, replacement for normal wear and tear and more stringent governmental energy and environmental regulations. Investment in the financial services business resulted in a net $174 million use of cash in 1995 compared to a net $93 million source of cash in 1994, reflecting the expansion of WFC's inventory and consumer finance businesses as well as the 1994 liquidation of WFC's discontinued commercial loan portfolio.

In September 1995, the Company executed another significant piece of its Asian strategy by entering into an agreement to acquire controlling interest in a Chinese joint venture that will build and market air conditioners under the Whirlpool and Raybo brand names for an initial capital contribution of about $22 million. This acquisition is expected to close in the fourth quarter of 1995. With that venture, Whirlpool will have regional manufacturing operations for refrigerators, washers, microwave ovens and air conditioners--the four products which account for more than 90 percent of major-appliance shipments in Asia.

In May 1995, the Company acquired a controlling interest in Shunde SMC Microwave Products Co., Ltd., a microwave oven manufacturer, for about $90 million in cash. Consolidation of SMC operating results began in the third quarter. SMC annual sales were about $100 million for its fiscal year 1994. The Company has also entered into two agreements to invest about $17 million for the majority interest in Beijing Whirlpool Snowflake Electric Appliance Company, Limited, to produce refrigerators, and about $16 million for the majority interest in Shanghai Narcissus Electric Appliance Corp., Ltd., to produce washing machines. These two new joint ventures will be funded over the course of this year.

In February 1995, the Company acquired a controlling interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in the first quarter. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. Consolidation of KOI operating results began in the second quarter. KOI annual sales were about $120 million for its fiscal year 1994.

In September 1994, the Company sold its minority interest in MFCC, a joint venture which manufactures and markets vacuum cleaners in the North American market. The sale resulted in cash proceeds of $44 million and a pre-tax gain of $26 million. The after-tax gain was $18 million or $.24 per share.

In April 1994, the Company sold its European compressor operation to one of the Company's Brazilian affiliates for $106 million. The Company received seventy-five percent of the selling price in cash at the closing date and the remainder in June 1995. The sale resulted in a pre-tax gain of $34 million in 1994 but no significant gain or loss after taxes.

Financing Activities
--------------------

In December 1994, the Company announced plans to repurchase up to five percent of its outstanding shares of common stock. The treasury shares will be used in employee stock-option, retirement and other compensation programs and for general corporate purposes. Through the end of September 1995, the Company had repurchased approximately 966,000 shares for $50 million. The Company's net borrowings increased by $645 million in the first nine months due primarily to seasonal working capital needs, capital spending, restructuring spending, acquisition financing and the stock repurchase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the Company remains strong as evidenced by the September 30, 1995 balance sheet. The Company's total assets are $7.6 billion and stockholders' equity is $1.9 billion.

The appliance business debt to invested capital ratio net of cash ("debt ratio") increased from 34% at December 31, 1994 to 44% at September 30, 1995 due primarily to seasonal working capital needs, restructuring spending, capital spending, Asian acquisitions, the stock repurchase and the effect of European currency movements on the Company's hedging strategy. The financial services debt ratio was essentially flat compared to December 31, 1994. The Company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poors and Duff & Phelps.

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

WFC's financing portfolio by business segment is as follows (in millions):

                          September 30,     December 31,
                              1995              1994
                          -------------     ------------
Inventory                 $  797    45%     $  652   41%
Aerospace                    424    24         465   29
Consumer                     465    27         386   24
Commercial                    15     1          25    2
Other                         50     3          55    4
                          ------   ----     ------  ----

                          $1,751   100%     $1,583  100%
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

WFC adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. The new rules require WFC to measure impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate. Adoption of the new rules did not have a material effect on the Company's net earnings or financial position.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):


Net sales by Business Unit were as follows:

                            Third Quarter   Better/(Worse)     Nine Months     Better/(Worse)
                            1995    1994      $       %       1995    1994       $       %
                           ------  ------   -----   -----    ------  ------    -----   -----
North America              $1,335  $1,295    $ 40     3 %    $3,860  $3,798    $  62     2 %
Europe                        624     622       2     0       1,825   1,724      101     6
Latin America                  61      82     (21)  (26)        189     232      (43)  (19)
Asia                           91      51      40    78         247     146      101    69
Other                          (2)     (4)      2    50          (4)     (9)       5    56
                           ------  ------    ----   ---      ------  ------    -----   ---

Total Appliance Business   $2,109  $2,046    $ 63     3 %    $6,117  $5,891    $ 226     4 %
                           ======  ======    ====   ===      ======  ======    =====   ===

Operating Profit by Business Unit was as follows:

                            Third Quarter   Better/(Worse)     Nine Months     Better/(Worse)
                            1995    1994      $       %       1995    1994       $       %
                           ------  ------   -----   -----    ------  ------    -----   -----
North America              $  132  $  137    $ (5)   (4)%    $  341  $  389    $ (48)  (12)%
Europe                         23      44     (21)  (48)        101     103       (2)   (2)
Latin America                   4      11      (7)  (64)         18      35      (17)  (49)
Asia                          (13)     (6)     (7)  N/M         (36)    (12)     (24)  N/M
Restructuring                   -      (5)      5   N/M           -      (9)       9   N/M
Business Disposition            -      26     (26)  N/M           -      60      (60)  N/M
Other                         (29)    (37)      8    22         (97)    (97)       0     0
                           ------  ------    ----   ---      ------  ------    -----   ---

Total Appliance Business   $  117  $  170    $(53)  (31)%    $  327  $  469    $(142)  (30)%
                           ======  ======    ====   ===      ======  ======    =====   ===

For commentary regarding performance in North America and Europe, refer to Results of Operations. Latin America includes Whirlpool Argentina and the
South American Sales Company (SASCO). Whirlpool Argentina results were adversely affected by a sharp decline in appliance industry volumes, driven primarily by a faltering economy and very tight credit. SASCO results were down significantly in the third quarter and down slightly for the first nine months from the prior year periods due to deteriorating economic conditions and distribution issues in several key markets. Asia had significant shipment and revenue growth as compared to the prior year periods but the increased operating loss was due primarily to planned costs related to the Company's strategy to expand its presence in Asia.

                          PART II. OTHER INFORMATION
                          --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1995



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.  The following are included herein:

           (11) Computation of earnings per share

           (27) Financial Data Schedule

           (99) Computation of the ratios of earnings to fixed charges


b.  Reports on Form 8-K:

    None.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WHIRLPOOL CORPORATION
                                            (Registrant)



                                       By            Bradley J. Bell
                                           ----------------------------------
                                                     Bradley J. Bell
                                              Vice President and Treasurer
                                              (Principal Financial Officer)



November 6, 1995