Form 10-K
period 1995-12-31
WHIRLPOOL CORP /DE/
filed 1996-03-15
CIK 106640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K X .

  The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and elected officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on March 4, 1996, was $4,013,290,893.

  On March 4, 1996, the registrant had 74,569,477 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                              PART OF FORM 10-K INTO
                            DOCUMENT                            WHICH INCORPORATED
                            --------                          ----------------------
   The Company's annual report to stockholders for the year
    ended December 31, 1995                                     Parts I, II and IV
   The Company's proxy statement for the 1996 annual meeting
    of stockholders (SEC File No. 1-3932)                            Part III

                           EXHIBIT INDEX ON PAGE: **

                          TOTAL NUMBER OF PAGES: ***

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                              RECENT DEVELOPMENTS

  In 1995 the Company began executing the restructuring announced in November 1994. In Europe, the shift from a country focused sales, marketing, and support functions to a pan-European and trade channel focused organization is proceeding as planned. In the United States, the streamlining of the manufacturing and technology organization is also on schedule. It is anticipated that the restructuring will result in annual cost savings of approximately $150 million by 1997.

  In October, the Company's Asian operation received Chinese government approval of a joint venture agreement to manufacture and market window and split air conditioners with Shenzhen Petrochemical Holdings Co. Ltd. The joint venture fulfills a key element of Whirlpool's strategy in China of focusing on the top four major domestic-appliance categories in that market:
refrigerators, washing machines, microwave ovens, and air conditioners.

  During 1995 the Company's North American operations completed construction of a new facility for the production of gas and electric cooking ranges in Tulsa, Oklahoma, and a small appliance manufacturing facility in Greenville, Ohio. These facilities will begin production in 1996.

             FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS,
               FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company operates predominantly in the business segments classified as Major Home Appliances and Financial Services.

  During 1995, the Company's U.S. operations sold product into Canada, Mexico, Latin America, Asia, and Europe. However, export sales by the Company's U.S. operations were less than 10 percent of gross revenues.

  For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference.

                             PRODUCTS AND SERVICES

  The Company manufactures and markets a full line of major home appliances and related products for home and commercial use and provides certain inventory, consumer, and other financial services. The Company's principal products and financial services are as follows:

 Major Home Appliances:

    Home laundry appliances: automatic and semi-automatic washers; automatic dryers; coin-operated laundry machines; and combination washer-dryer units.

    Home refrigeration and room air conditioning equipment: refrigerator-freezers; upright and chest freezers; room air conditioners; dehumidifiers; and residential, commercial, and component ice makers.

    Home cooking appliances: free-standing and set-in ranges; built-in ovens and surface cooking units; microwave ovens; countertop cooking units; and range hoods.

    Other home appliances, products, and services: dishwashers; residential trash compactors; food waste disposers; portable appliances; hot water dispensers; water filtration products; oil radiators; water heaters; component parts, replacement parts, repair services and warranty contracts; and product kits.

 Financial Services:

    Whirlpool Financial Corporation ("WFC") provides inventory financing and factoring services, including stocking and display programs for retailers and distributors that market products manufactured by the Company plus other manufacturers. It also provides consumer financing services for retail sales, principally through Whirlpool Financial National Bank ("WFNB"), which offers consumer credit card programs. WFC also continues to manage down its aerospace financing and leasing portfolios.

  The Company purchases a portion of its product requirements from other manufacturers for resale by the Company. The Company purchases all of its requirements of range hoods, food waste disposers, upright and chest freezers (North America), hand mixers, and food processors and certain other miscellaneous products from other manufacturers for resale by the Company.

  For certain information with respect to each class of similar products which accounted for 10 percent or more of the Company's consolidated revenue in 1995, 1994, and 1993, see Revenue Information in the Annual Report, which is incorporated herein by reference.

  Major home appliances are marketed and distributed in the United States under the WHIRLPOOL, KITCHENAID, ROPER, ESTATE, CHAMBERS, and COOLERATOR brand names through Company-owned sales branches primarily to retailers and builders. KITCHENAID portable appliances are sold to retailers either directly or through an independent representative organization. The Company sells product to the builder trade both directly and through contract distributors. Major home appliances are manufactured and/or distributed in Canada under the INGLIS, ADMIRAL, SPEED QUEEN, WHIRLPOOL, ESTATE, ROPER, and KITCHENAID brand names. Refrigerator-freezers, laundry products, room air conditioners, residential trash compactors, residential and component ice makers, cooking products, dishwashers, and other products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

  The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for almost 80 years. The Company is also the principal supplier to Sears of residential trash compactors and dehumidifiers and a major supplier to Sears of dishwashers, room air conditioners, and home refrigeration equipment. The Company also supplies Sears with certain other products for which the Company is not currently a major supplier. Sales of such other products to Sears are not significant to the Company's business. The Company supplies products to Sears for sale under Sears' KENMORE and SEARS brand names. Sears has also been a major outlet for the Company's WHIRLPOOL and KITCHENAID brand names since 1989. Sales to Sears are made without underlying merchandise agreements.

  In Europe, Whirlpool Europe markets and distributes its major home appliances through regional networks under a number of brand names. In 1990, Whirlpool Europe began an estimated $110 million program to introduce the WHIRLPOOL brand name to the European marketplace. Whirlpool Europe also markets products under the BAUKNECHT, IGNIS, and LADEN brand names. In certain Eastern European countries, products bearing the WHIRLPOOL and IGNIS brand names are presently sold through independent distributors. Whirlpool Europe also has company-owned sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, and Greece and a representative office in Russia. Pursuant to the Company's joint venture agreement with Philips N.V. ("Philips"), except for certain limited exceptions and subject to certain phase-out provisions, neither Philips nor any subsidiary of Philips may engage directly or indirectly in the major domestic appliance business anywhere in the world until January 2, 1999.

  Whirlpool Europe also sells products carrying the WHIRLPOOL, BAUKNECHT, IGNIS, ALGOR, and FIDES brand names to the Company's wholly-owned sales companies in Asia and/or Latin America (Whirlpool Asia Appliance Group and the Latin America Appliance Group) and to independent distributors and retailers in Africa and the Middle East.

  In Asia, the Company markets and distributes its major home appliances through four operating regions: the Greater China region, based in Hong Kong, which includes the Peoples Republic of China and Hong Kong; the South Asia region, based in Delhi, which includes India, Pakistan, and other surrounding markets; the North Asia region, which includes Japan, Korea, the Philippines, and Taiwan; and the Southeast Asia--Australia region, which includes Southeast Asia, Australia, and New Zealand. The North Asia and Southeast Asia--Australia regions are based in Singapore. The Company markets and sells its products in Asia under the WHIRLPOOL, KITCHENAID, ROPER, IGNIS, BAUKNECHT, SMC, NARCISSUS, SNOWFLAKE, RAYBO, TVS, and KELVINATOR brand names.

                        WHIRLPOOL FINANCIAL CORPORATION

  Whirlpool Financial provides diversified financial services to businesses and consumers throughout the United States and Canada and factoring, inventory, and display financing activities in Europe, Mexico, and Argentina. WFC conducts its business through three divisions: the Inventory Finance Division, which provides floorplan financing and display programs to retailers; the Consumer Finance Division, which provides installment financing and, through WFNB, WFC's credit card bank, consumer credit card programs; and the International Division, operated through Whirlpool Financial Corporation International, Whirlpool Financial Latin America Inc., and Whirlpool Financial Corporation Overseas, wholly owned subsidiaries of WFC, which provide factoring, inventory, and display financing for retailers of products of Whirlpool Europe, Whirlpool Argentina, and Vitromatic, Whirlpool's joint venture company in Mexico. Inventory financing represents the largest segment of WFC's business, providing services for manufacturers, distributors, and retailers in the appliance, consumer electronics, outdoor power equipment, residential heating and cooling equipment, and music industries. As previously mentioned, WFC is phasing-out its aerospace financing and leasing portfolios.

                                  COMPETITION

  The major home appliance business is a highly competitive industry. The Company believes that, in terms of units sold annually, it is the largest United States manufacturer of home laundry appliances and one of the largest United States manufacturers of home refrigeration and room air conditioning equipment and dishwashers. The Company estimates that during 1995 there were approximately five United States manufacturers of home laundry appliances, 15 United States manufacturers of home refrigeration and room air conditioning equipment, and four United States manufacturers of dishwashers. Competition in the North American major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion.

  The Company believes that Whirlpool Europe, in terms of units sold annually, is one of the three largest manufacturers and marketers of major home appliance products in Europe. The Company estimates that during 1995 there were approximately 35 Western European manufacturers of major home appliances, the majority of which manufacture a limited range of products for a specific geographic region. In recent years, there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that this trend will continue.
The Company believes that, with Whirlpool Europe, it is in a favorable position relative to its competitors because it has an experienced Western European sales network, balanced sales throughout the Western European market under well-recognized brand names, manufacturing facilities located in different countries, and the ability to customize its products to meet the specific needs of diverse consumer groups. Competition in the European major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. With respect to microwave ovens, Western European manufacturers face competition from manufacturers in Asia, primarily Japan and South Korea.

  In Asia, the major domestic appliance market is characterized by rapid growth and is dominated primarily by Asian diversified industrial manufacturers whose significant size and scope of operations enable them to achieve economies of scale. The Company estimates that during 1995 there were approximately 50 Asian manufacturers of major home appliances. Competition in the Asian home appliance business is based on a wide variety of factors, including principally local production capabilities, product features, price, product quality, and performance.

  The Company believes that, together with its Brazilian affiliates, it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names such as WHIRLPOOL, BRASTEMP, CONSUL and SEMER to meet the specific requirements of consumers in the region. The Company estimates that during 1995 there were approximately 65 manufacturers of home appliances in the region. Competition in the Latin American home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. In Latin America there are trends toward privatization of government-owned businesses and a liberalization of investment and trade restrictions.

  As a result of its global expansion, the Company believes it may have a competitive advantage by reason of its ability to share engineering breakthroughs across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

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

                                   EMPLOYEES

  The Company and its consolidated subsidiaries had approximately 45,435 employees as of December 31, 1995.

                               OTHER INFORMATION

  The Company owns minority equity interests in certain Brazilian manufacturers of major home appliances and components (Multibras and Embraco) and has a controlling interest in a sales and marketing joint venture (the South American Sales Company) with Multibras. The Company also has a majority interest in joint venture companies in Argentina and Slovakia. Both companies manufacture home appliances for sale and distribution in their home and surrounding markets. In China, the Company has majority interests in joint venture companies that manufacture microwave ovens, refrigeration products, air conditioners, and automatic washing machines.

The companies manufacture appliances for sale and distribution in their home countries and for export. In India, the Company has majority interests in companies that produce refrigeration products and washing machines for the Indian market. The Company also has minority equity interests in a Mexican manufacturer of home appliances and components and a Taiwan marketer and distributor of home appliances. For additional information regarding the Company's affiliated companies, see the discussion contained in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference. In addition, the Company furnishes engineering, manufacturing and marketing assistance to certain foreign manufacturers of home laundry and refrigeration equipment and other major home appliances for negotiated fees.

  The Company's interests outside the United States and Western Europe are subject to risks which may be greater than or in addition to those risks currently present in the United States and Western Europe. Such risks may include high inflation, the need for governmental approval of and restrictions on certain financial and other corporate transactions and new or continued business operations, government price controls, restrictions on the remittance of dividends, interest, royalties, and other payments, and the convertibility of local currencies, restrictions on imports and exports, duties, political and economic developments and instability, the possibility of expropriation, uncertainty as to the enforceability of commercial rights and trademarks, and various types of local participation in ownership. In Brazil, the Company's minority equity interests earned profits in 1994 and 1995 due to cost control, productivity improvements, and an increase in consumer demand. However, issues such as economic volatility and exchange rate changes continue to affect consumer purchasing power and the appliance industry as a whole.

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

  Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and the U.S. and foreign registrations thereof. The most important for its North American operations are the trademarks WHIRLPOOL, KITCHENAID, ROPER and INGLIS. Whirlpool Europe, through its subsidiaries, is also the owner of a number of trademarks and the foreign registrations thereof. The most important trademarks owned by Whirlpool Europe are BAUKNECHT, IGNIS and LADEN. The most important trademark for the Company's European, Asian, and Latin American operations is WHIRLPOOL. The most important trademark licensed to the Company's subsidiaries is the trademark PHILIPS and the Philips shield emblem, which can be used exclusively on major home appliances by such subsidiaries until July 31, 1998. In the event of a change in control of the Company, Philips has the option to terminate the use by the Company's subsidiaries of the trademark PHILIPS and the Philips shield emblem.

  The Company believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others. In the United States, room air conditioners and dehumidifiers are generally produced and sold heavily in the first half of each year. Portable appliances and microwave ovens tend to sell more heavily in the second half of each year. In Europe, clothes dryers are sold more heavily in the winter. In Asia, refrigerators tend to sell more heavily in summer, while demand for washers is greater in winter. In South America, refrigerators and room air conditioners sell more heavily in the second half of the year.

  Backlogs of the Company's products are filled and renewed relatively frequently in each year and are not significant in relation to the Company's annual sales.

  Expenditures for Company-sponsored research and engineering activities relating to the development of new products and the improvement of existing products are included in Note 1 of the Notes to Consolidated Financial

Statements in the Annual Report, which is incorporated herein by reference. Customer-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services, or techniques are not material.

  The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to comply with all such laws and regulations.

  The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses attributable to compliance with such provisions worldwide amounted to approximately $57 million in 1993, $78 million in 1994, and $58 million in 1995. The Company anticipates that such capital expenditures and expenses will aggregate approximately $47 million in 1996. Much of the increase in 1994 and 1995 is attributable to taxes on chloroflourocarbons ("CFCs") (which were eliminated from the Company's products in the United States prior to December 31, 1995) and a decision to broaden the definition of environmental costs to include investments in product development to meet or exceed anticipated energy and/or water regulations. The Company is using a global environmental management process to achieve its goals of producing environmentally compatible products, better integrating environmental considerations into the Company's product design and employee training, improving the Company's ability to report and monitor its management of environmental, health, and safety affairs, and reducing its worldwide emissions of certain chemicals.

  The entire United States appliance industry, including the Company, must contend with adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phaseout of CFCs used in refrigeration and energy standards rulemakings for all major appliances produced by the Company. Enactment of Federal energy standards is uncertain at this time due to funding and rulemaking restrictions being considered for the Department of Energy by the U.S. Congress. Compliance with these various standards as they become effective will require some product redesign although the standard levels were anticipated in current projects.

  In Europe, the Company met the December 31, 1994 deadline for the elimination of CFCs in its products. As in the United States, Whirlpool Europe is also dealing with anticipated regulations and rules regarding improved efficiency and energy usage for its products. The Company believes it is well positioned to field products that comply with these anticipated regulations. In most Asian countries, the Company has until 2010 to eliminate CFCs from its products. Whirlpool's Asian operations are also well positioned to meet anticipated efficiency and energy usage regulations.

  The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of so-called "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters. The Company is in the process of performing environmental assessments of its European facilities acquired as a result of the Company's purchase of the Major Domestic Appliance division of Philips. Remedial plans are being prepared to address contamination found during the evaluation. The majority of anticipated remediation costs are covered by an indemnity agreement with Philips and the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters. The Company is also in the process of evaluating several recently acquired facilities in India and China. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition from the environmental condition of these facilities.

  The following table sets forth the names of the Company's executive officers at December 31, 1995, the positions and offices with the Company held by them at such date, the year they first became officers, and their ages at December 31, 1995:

                                                             FIRST BECAME
          NAME                       OFFICE                   AN OFFICER      AGE
          ----                       ------                  ------------     ---
   David R. Whitwam      Director, Chairman of the Board         1983         53
                          and Chief Executive Officer
   William D. Marohn     Director, President and Chief           1984         55
                          Operating Officer
   John P. Cunningham    Executive Vice President and            1995         58
                          Chief Financial Officer
   Jeff M. Fettig        Executive Vice President                1993         38
   Robert I. Frey        Executive Vice President                1985         52
   Ralph F. Hake         Executive Vice President                1988         46
   Ronald L. Kerber      Executive Vice President                1991         52
   P. Daniel Miller      Executive Vice President                1991         47

  Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1996 and until his successor is chosen and qualified or until his earlier resignation or removal.

  Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for:

   NAME                     COMPANY/POSITION                      PERIOD
   ----                     ----------------                      ------
John P.
 Cunningham  Maytag Corporation                             1/94 through 12/95
             Chief Financial Officer
             IBM                                            12/66 through 12/93
             Vice President and Assistant General Manager--
             Main Frame Division (last title held)

ITEM 2. PROPERTIES.

  The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 1995, the principal manufacturing and service operations of the Company were carried on at 34 locations worldwide, 20 of which are located in 10 countries outside the United States. The Company occupied a total of approximately 35 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 10 million square feet of such space is occupied under lease. In general, all such facilities are well maintained, suitably equipped, and in good operating condition. In 1995, construction of new manufacturing plants in Tulsa, Oklahoma, and Greenville, Ohio, were completed, with full operations scheduled to begin in 1996.

ITEM 3. LEGAL PROCEEDINGS.

  As of, and during the quarter ended, December 31, 1995, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders in the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, and The London Stock Exchange.

  At March 4, 1996, the number of holders of record of the Company's common stock was approximately 11,579.

  High and low sales prices (as reported on the New York Stock Exchange composite tape) and cash dividends declared and paid for the Company's common stock for each quarter during the years 1994 and 1995 are set forth in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, which is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the five years ended December 31, 1995 with respect to the following line items shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report is incorporated herein by reference and made a part of this report: Total revenues; earnings from continuing operations before accounting change; earnings from continuing operations before accounting change per share of common stock; dividends paid per share of common stock; total assets; and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, and earnings of foreign affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Management's Discussion and Analysis of Results of Operations and Financial Condition in the Annual Report is incorporated herein by reference and made a part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1995 and 1994 is set forth in
Note 16 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to directors of the Company is incorporated herein by reference to the information under the caption "Directors and Nominees for Election as Directors" in the Company's proxy statement for the 1996 annual meeting of stockholders (SEC File No. 1-3932) (the "Proxy Statement"). Information with respect to executive officers of the Company is set forth in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP.

  Information with respect to security ownership by the only person(s) known to the Company to beneficially own more than 5 percent of the Company's stock and by each director of the Company and all directors and elected officers of the Company as a group is incorporated herein by reference to the information under the caption "Security Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE(S), AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. The financial statements listed in the "Index to Financial Statements and Financial Statement Schedule(s)."

    2. The financial statement schedule listed in the "Index to Financial Statements and Financial Statement Schedule(s)."

    3. The exhibits listed in the "Index to Exhibits."

  (b) Reports on Form 8-K filed during the fourth quarter of 1995.

    1. A Current Report on Form 8-K for December 13, 1995 pursuant to Item 5--"Other Events" announced the election of John P. Cunningham as Executive Vice President and Chief Financial Officer for the company.

  (c) Exhibits.

    1. The following exhibits are included herein:

      (11) Computation of per share earnings.

      (12) Computation of the ratios of earnings to fixed charges.

    2. The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedule(s).

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Whirlpool Corporation
                                          (Registrant)

                                                  /s/ John P. Cunningham
                                          By:__________________________________
                                                    John P. Cunningham
                                               (Principal Financial Officer)
                                                 Executive Vice President
                                                and Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


          David R. Whitwam*          Director, Chairman of the
____________________________________   Board and Chief Executive
          David R. Whitwam             Officer (Principal
                                       Executive Officer)

         William D. Marohn*          Director, President and
____________________________________   Chief Operating Officer
         William D. Marohn

         John P. Cunningham*         Executive Vice President and
____________________________________   Chief Financial Officer
         John P. Cunningham            (Principal Financial
                                       Officer)

         Robert G. Thompson*         Vice President and
____________________________________   Controller (Principal
         Robert G. Thompson            Accounting Officer)

          Victor A. Bonomo*          Director
____________________________________
          Victor A. Bonomo

         Robert A. Burnett*          Director
____________________________________
         Robert A. Burnett

            Herman Cain*             Director                        March 15, 1996
____________________________________
            Herman Cain

          Allan D. Gilmour*          Director
____________________________________
          Allan D. Gilmour

         Kathleen J. Hempel*         Director
____________________________________
         Kathleen J. Hempel

          Arnold G. Langbo*          Director
____________________________________
          Arnold G. Langbo


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           Miles L. Marsh*           Director
____________________________________
           Miles L. Marsh

          Philip L. Smith*           Director
____________________________________
          Philip L. Smith

           Paul G. Stern*            Director
____________________________________
           Paul G. Stern

          Janice D. Stoney*          Director
____________________________________
          Janice D. Stoney


       /s/ Daniel F. Hopp
*By:___________________________

                                     Attorney-in-Fact

         Daniel F. Hopp

                          ANNUAL REPORT ON FORM 10-K

                       ITEMS 14(A) (1) AND (2) AND 14(D)

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE(S)

                         YEAR ENDED DECEMBER 31, 1995

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

    Consolidated balance sheets--December 31, 1995 and 1994

    Consolidated statements of earnings--Three years ended December 31,
    1995

    Consolidated statements of cash flows--Three years ended December 31,
    1995

    Notes to consolidated financial statements

  The following reports of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 14(a) (2) and 14(d):

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

  The following exhibits are included herein:

     Exhibit 11--Statement Re: Computation of Earnings Per Share........... F-10
     Exhibit 12--Ratio of Earnings to Fixed Charge......................... F-11

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

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

We have audited the consolidated financial statements of Whirlpool Corporation and subsidiaries listed in the Index at Item 14(a)(1) of the annual report on Form 10-K of Whirlpool Corporation for the year ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the Brazilian affiliates used as the basis for recording the Company's equity in their net earnings, as presented in Note 5 to the consolidated financial statements. The financial statements of those affiliates were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amount included for the Brazilian affiliates, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.

Chicago, Illinois
January 31, 1996

                         [LETTERHEAD PRICE WATERHOUSE]


   Report of Independent Accountants


   January 19, 1996

   To the Board of Directors and Stockholders
   Brasmotor S.A.



1 We have audited the consolidated balance sheets of Brasmotor S.A. and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 19, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A. used as the basis for recording the Company's equity in its net earnings, as presented in Note 4 to the consolidated financial statements. The financial statements of that affiliate were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Whirlpool Argentina S.A., is based solely on the reports of the other auditors.

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

   January 19, 1996                            [LOGO PRICE WATERHOUSE]
   Brasmotor S.A.
   Page 2


4 In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.


   /s/ Price Waterhouse

                         [LETTERHEAD PRICE WATERHOUSE]


   Report of Independent Accountants


   January 19, 1996

   To the Board of Directors and Stockholders
   Empresa Brasileira de Compressores S.A. - EMBRACO



1 We have audited the consolidated balance sheets of Empresa Brasileira de Compressores S.A. - EMBRACO and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 19, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Empresa Brasileira de Compressores S.A. - EMBRACO and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Empresa Brasileira de Compressores S.A. - EMBRACO and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in Note 1.

   January 19, 1996                            [LOGO PRICE WATERHOUSE]
   Empresa Brasileira de Compressores S.A. - EMBRACO
   Page 2


4 In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.


   /s/ Price Waterhouse

                         [LETTERHEAD PRICE WATERHOUSE]


   Report of Independent Accountants


   January 19, 1996

   To the Board of Directors and Stockholders
   Multibras S.A. Eletrodomesticos



1 We have audited the consolidated balance sheets of Multibras S.A. Eletrodomesticos and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 19, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   January 19, 1996                            [LOGO PRICE WATERHOUSE]
   Multibras S.A. Eletrodomesticos
   Page 2


4 In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.


   /s/ Price Waterhouse

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                             (MILLIONS OF DOLLARS)

           COL. A             COL. B         COL. C           COL. D    COL. E
           ------            --------- ------------------- ------------ -------
                                            ADDITIONS
                                       -------------------
                                         (1)        (2)
                              BALANCE  CHARGED   CHARGED                BALANCE
                                AT     TO COSTS  TO OTHER               AT END
                             BEGINNING   AND    ACCOUNTS-- DEDUCTIONS--   OF
        DESCRIPTION          OF PERIOD EXPENSES  DESCRIBE    DESCRIBE   PERIOD
        -----------          --------- -------- ---------- ------------ -------
Year Ended December 31,
 1995:
 Current assets:
  Allowance for doubtful
   accounts--trade
   receivables..............   $ 38      $ 16                  $ 15(A)   $ 39
                               ====      ====                  ====      ====
  Allowance for doubtful
   accounts--financing
   receivables and leases...   $ 15      $ 10                  $ 13(B)   $ 12
                               ====      ====                  ====      ====
 Long-term receivables:
  Allowance for doubtful
   accounts--financing
   receivables and leases...   $ 31      $ 24                  $ 25(C)   $ 30
                               ====      ====                  ====      ====
 Accrued expenses:
  Restructuring reserves....   $175      $  0                  $105(D)   $ 70
                               ====      ====                  ====      ====
Year Ended December 31,
 1994:
 Current assets:
  Allowance for doubtful
   accounts--trade
   receivables..............   $ 36      $ 13                  $ 11(A)   $ 38
                               ====      ====                  ====      ====
  Allowance for doubtful
   accounts--financing
   receivables and leases...   $ 14      $ 13                  $ 12(B)   $ 15
                               ====      ====                  ====      ====
 Long-term receivables:
  Allowance for doubtful
   accounts--financing
   receivables and leases...   $ 35      $  9                  $ 13(C)   $ 31
                               ====      ====                  ====      ====
 Accrued expenses:
  Restructuring reserves....   $ 33      $250                  $108(D)   $175
                               ====      ====                  ====      ====
Year Ended December 31,
 1993:
 Current assets:
  Allowance for doubtful
   accounts--trade
   receivables..............   $ 35      $  9                  $  8(A)   $ 36
                               ====      ====                  ====      ====
  Allowance for doubtful
   accounts--financing
   receivables and leases...   $ 22      $ 18                  $ 26(B)   $ 14
                               ====      ====                  ====      ====
 Long-term receivables:
  Allowance for doubtful
   accounts--financing
   receivables and leases...   $ 15      $ 49                  $ 29(C)   $ 35
                               ====      ====                  ====      ====
 Accrued expenses:
  Restructuring reserves....   $ 22      $ 31                  $ 20(D)   $ 33
                               ====      ====                  ====      ====

--------
Note A--The amounts represent accounts charged off, less recoveries of $5 in 1995, $1 in 1994, and $6 in 1993.

Note B--The amounts represent accounts charged off, less recoveries of $2 in 1995, and $1 in 1994 and 1993.

Note C--The amounts represent accounts charged off, less recoveries of $1 in 1995, 1994, and 1993.

Note D--Charges include employee related severance and relocation, disposal of fixed assets and translation adjustments.

          EXHIBIT 11--STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                (MILLIONS OF DOLLARS EXCEPT EARNINGS PER SHARE)

                                                           1995   1994   1993
                                                          ------ ------ ------
Primary
  Average Shares Outstanding.............................   73.9   74.2   71.1
  Treasury Method (Average Market Price)
    Stock Options........................................    0.6    1.0    1.2
    Restricted Stock (RSVP)..............................    0.3    0.3    --
                                                          ------ ------ ------
  Primary Average Shares Outstanding.....................   74.8   75.5   72.3
                                                          ====== ====== ======
  Net Earnings Before Cumulative Effect of Accounting
   Change................................................ $209.4 $158.3 $230.7
  RSVP Amortization, net of tax..........................    --     --     --
                                                          ------ ------ ------
  Primary Net Earnings Before Cumulative Effect of
   Accounting Change..................................... $209.4 $158.3 $230.7
                                                          ====== ====== ======
  Earnings Per Share Before Cumulative Effect of
   Accounting Change..................................... $ 2.80 $ 2.10 $ 3.19
                                                          ====== ====== ======
  Less Cumulative Effect of Accounting Change............ $  --  $  --  $(2.52)
                                                          ====== ====== ======
  Earnings Per Share..................................... $ 2.80 $ 2.10 $ 0.67
                                                          ====== ====== ======
Fully Diluted
  Average Shares Outstanding.............................   73.9   74.2   71.1
  Treasury Method (Average Market Price or End of Period,
   whichever is greater):
    Stock Options........................................    0.9    1.2    2.0
    Restricted Stock.....................................    0.3    0.3    --
  Assumed Conversion of Debt (4,885 shares issued May
   1991).................................................    2.2    2.2    3.3
                                                          ------ ------ ------
  Fully Diluted Average Shares Outstanding...............   77.3   77.9   76.4
                                                          ====== ====== ======
  Net Earnings Before Cumulative Effect of Accounting
   Change................................................ $209.4 $158.3 $230.7
  Interest Expense, net of tax...........................    4.2    4.3    7.3
  RSVP Amortization, net of tax..........................    --     --     --
                                                          ------ ------ ------
  Fully Diluted Net Earnings Before Cumulative Effect of
   Accounting Change..................................... $213.6 $162.6 $238.0
                                                          ====== ====== ======
  Earnings Per Share Before Cumulative Effect of
   Accounting Change..................................... $ 2.76 $ 2.09 $ 3.11
                                                          ====== ====== ======
  Net Earnings........................................... $209.4 $158.3 $ 50.7
  Interest Expense, net of tax...........................    4.2    4.3    7.3
  RSVP Amortization, net of tax..........................    --     --     --
                                                          ------ ------ ------
  Fully Diluted Net Earnings............................. $213.6 $162.6 $ 58.0
                                                          ====== ====== ======
  Earnings Per Share..................................... $ 2.76 $ 2.09 $ 0.67*
                                                          ====== ====== ======

--------
* Since the fully diluted net earnings per share is anti-dilutive, the primary net earnings per share is presented.

                  EXHIBIT 12--STATEMENT RE: COMPUTATION OF THE
                      RATIOS OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1995
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................   $213.6    $ 28.3     $241.9
Portion of rents representative of the interest
 factor........................................     20.6       0.9       21.5
Interest on indebtedness.......................    128.6      78.1      206.7
Amortization of debt expense and premium.......      0.6       0.2        0.8
WFC preferred stock dividend...................      --        4.5        4.5
                                                  ------    ------     ------
Adjusted income................................   $363.4    $112.0     $475.4
                                                  ======    ======     ======
FIXED CHARGES
-------------
Portion of rents representative of the interest
 factor........................................   $ 20.6    $  0.9     $ 21.5
Interest on indebtedness.......................    128.6      78.1      206.7
Amortization of debt expense and premium.......      0.6       0.2        0.8
WFC preferred stock dividend...................      --        4.5        4.5
                                                  ------    ------     ------
                                                  $149.8    $ 83.7     $233.5
                                                  ======    ======     ======
Ratio of earnings to fixed charges.............     2.43      1.34       2.04
                                                  ======    ======     ======

                  EXHIBIT 12--STATEMENT RE: COMPUTATION OF THE
                      RATIOS OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1994
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................   $268.9     $23.4     $292.3
Portion of rents representative of the interest
 factor........................................     19.6       0.8       20.4
Interest on indebtedness.......................    102.4      61.0      163.4
Amortization of debt expense and premium.......      1.9       0.1        2.0
WFC preferred stock dividend...................      --        4.5        4.5
                                                  ------     -----     ------
Adjusted income................................   $392.8     $89.8     $482.6
                                                  ======     =====     ======
FIXED CHARGES
-------------
Portion of rents representative of the interest
 factor........................................   $ 19.6     $ 0.8     $ 20.4
Interest on indebtedness.......................    102.4      61.0      163.4
Amortization of debt expense and premium.......      1.9       0.1        2.0
WFC preferred stock dividend...................      --        4.5        4.5
                                                  ------     -----     ------
                                                  $123.9     $66.4     $190.3
                                                  ======     =====     ======
Ratio of earnings to fixed charges.............     3.17      1.35       2.54
                                                  ======     =====     ======

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 14(A)(3) AND 14(C)

                               INDEX TO EXHIBITS

                          YEAR ENDED DECEMBER 31, 1995

  The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c):

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
    3(i)         Restated Certificate of Incorporation of the
                 Company [Incorporated by reference from Exhibit
                 3(i) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1993]
    3(ii)        Amended and Restated By-laws of the Company (as
                 amended January 23, 1995). [Incorporated by
                 reference from Exhibit 3(ii) to the Company's
                 Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1994]
                 The registrant hereby agrees to furnish to the
                 Securities and Exchange Commission, upon request,
                 the instruments defining the rights of holders of
                 each issue of long-term debt of the registrant
                 and its subsidiaries.
    4        (a) Whirlpool Retirement Benefits Restoration Plan
                 (as amended January 1, 1992) [Incorporated by
                 reference from Exhibit 10(iii)(a) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993]
   10(iii)   (b) 1979 Stock Option Plan (as amended April 28,
                 1987) [Incorporated by reference from Exhibit
                 10(iii)(b) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (c) Whirlpool Supplemental Executive Retirement Plan
                 (as amended and restated effective December 31,
                 1993) [Incorporated by reference from Exhibit
                 10(iii)(c) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (d) Resolution adopted on December 12, 1989 by the
                 Board of Directors of the Company adopting a
                 compensation schedule, life insurance program,
                 and retirement benefit program for eligible
                 Directors. [Incorporated by reference from
                 Exhibit 10(iii)(d) to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December
                 31, 1993]
   10(iii)   (e) Resolution adopted on December 8, 1992 by the
                 Board of Directors of the Company adopting a
                 Flexible Compensation Program for the
                 Corporation's nonemployee directors.
                 [Incorporated by reference from Exhibit
                 10(iii)(e) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (f) Whirlpool Corporation Deferred Compensation Plan
                 for Directors (as amended effective January 1,
                 1992 and April 20, 1993) [Incorporated by
                 reference from Exhibit 10(iii)(f) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993]
   10(iii)   (g) Form of Agreement providing for severance
                 benefits for certain executive officers
                 [Incorporated by reference from Exhibit
                 10(iii)(g) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (h) Whirlpool Corporation 1989 Omnibus Stock and
                 Incentive Plan (as amended July 1, 1991)
                 [Incorporated by reference from Exhibit
                 10(iii)(h) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
   10(iii)   (i) Whirlpool Corporation Restricted Stock Value
                 Program (Pursuant to the 1989 Whirlpool
                 Corporation Omnibus Stock and Incentive Plan)
                 [Incorporated by reference from Exhibit
                 10(iii)(i) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (j) Whirlpool Executive Stock Appreciation and
                 Performance Program (Pursuant to the 1989
                 Whirlpool Corporation Omnibus Stock and Incentive
                 Plan) [Incorporated by reference from Exhibit
                 10(iii)(j) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (k) Whirlpool Corporation Nonemployee Director Stock
                 Ownership Plan (as amended April 20, 1993)
                 [Incorporated by reference from Exhibit
                 10(iii)(k) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (l) Whirlpool 401(k) Plan (as amended and restated
                 April 1, 1993) [Incorporated by reference from
                 Exhibit 10(iii)(l) to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December
                 31, 1993]
   10(iii)   (m) Whirlpool Performance Excellence Plan (as amended
                 January 1, 1992 and February 15, 1994)
                 [Incorporated by reference from Exhibit
                 10(iii)(m) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (n) Whirlpool Corporation Executive Deferred Savings
                 Plan (as amended effective January 1, 1992)
                 [Incorporated by reference from Exhibit
                 10(iii)(n) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
   10(iii)   (o) Whirlpool Corporation Executive Officer Bonus
                 Plan (Effective as of January 1, 1994)
                 [Incorporated by reference from Exhibit
                 10(iii)(o) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994]
   10(iii)   (p) Whirlpool Corporation Charitable Award
                 Contribution and Additional Life Insurance Plan
                 for Directors (Effective April 20, 1993)
                 [Incorporated by reference from Exhibit
                 10(iii)(p) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994]
   10(iii)   (q) Whirlpool Corporation Career Stock Grant Program
                 (Pursuant to the 1989 Whirlpool Corporation
                 Omnibus Stock and Incentive Plan).
   10(iii)   (r) Whirlpool Corporation 1989 Omnibus Stock and
                 Incentive Plan Amendment (Effective as of June
                 20, 1995).
   11            Statement Re: Computation of Earnings per share.
   12            Statement Re: Computation of the Ratios of
                 Earnings to Fixed Charges
   13            Management's Discussion and Analysis and
                 Consolidated Financial Statements contained in
                 Annual Report to Stockholders for the year ended
                 December 31, 1995
   21            List of Subsidiaries
   23(ii)    (a) Consent of Ernst & Young
   23(ii)    (b) Consent of Price Waterhouse
   24            Powers of Attorney
   27            Financial Data Schedule

--------
   *This information appears only in the manually signed originals of the Form 10-K and conformed copies with exhibits.