Form 10-Q
period 1996-03-31
WHIRLPOOL CORP /DE/
filed 1996-04-25
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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

                                                    Yes   X       No      .
                                                        -----        -----
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock                Shares outstanding at March 31, 1996
       ---------------------                ------------------------------------

Common stock, par value $1 per share                         74,191,097

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended March 31, 1996



                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                       Page
                                                       ----
PART I - FINANCIAL INFORMATION
- - ------------------------------
  Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Statements
            of Earnings                                  3

           Consolidated Condensed Balance Sheets         4

           Consolidated Condensed Statements
            of Cash Flows                                6

           Notes to Consolidated Condensed
            Financial Statements                         7

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                       10

PART II - OTHER INFORMATION
- - ---------------------------
  Item 6.  Exhibits and Reports on Form 8-K             16

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31
(millions of dollars except share data)

                                                                                      Supplemental Consolidating Data
                                                                                -------------------------------------------
                                                      Whirlpool Corporation     Whirlpool with WFC      Whirlpool Financial
                                                          (Consolidated)        on an Equity Basis       Corporation (WFC)
                                                      ---------------------     ------------------      -------------------
                                                         1996        1995        1996        1995         1996       1995
                                                        ------      ------      ------      ------        ----       ----
REVENUES
Net sales                                               $2,013      $1,939      $2,013      $1,939        $ --       $ --
Financial services                                          46          46          --          --          54         52
                                                        ------      ------      ------      ------        ----       ----
                                                         2,059       1,985       2,013       1,939          54         52
EXPENSES
Cost of products sold                                    1,563       1,438       1,563       1,438          --         --
Selling and administrative                                 393         396         369         372          32         30
Financial services interest                                 16          16          --          --          19         18
Intangible amortization                                      9           6           9           6          --         --
                                                        ------      ------      ------      ------        ----       ----
                                                         1,981       1,856       1,941       1,816          51         48
                                                        ------      ------      ------      ------        ----       ----
OPERATING PROFIT                                            78         129          72         123           3          4

OTHER INCOME (EXPENSE)
Interest and sundry                                          3          (2)         (2)         (6)          5          4
Interest expense                                           (40)        (29)        (37)        (27)         --         --
                                                        ------      ------      ------      ------        ----       ----
EARNINGS BEFORE TAXES AND OTHER ITEMS                       41          98          33          90           8          8
Income taxes                                                18          39          15          36           3          3
                                                        ------      ------      ------      ------        ----       ----
EARNINGS BEFORE EQUITY EARNINGS AND OTHER ITEMS             23          59          18          54           5          5

Equity in WFC                                               --          --           4           4          --         --
Equity in affiliated companies                              14          18          14          18          --         --
Minority interests                                           1          (2)          2          (1)         (1)        (1)
                                                        ------      ------      ------      ------        ----       ----
NET EARNINGS                                            $   38      $   75      $   38      $   75        $  4       $  4
                                                        ======      ======      ======      ======        ====       ====
Per share of Common Stock:
    Primary earnings                                    $ 0.50      $ 1.00
                                                        ======      ======
    Cash dividends                                      $ 0.34      $ 0.34
                                                        ======      ======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)

                                                                                         Supplemental Consolidating Data
                                                                                -------------------------------------------------
                                                       Whirlpool Corporation      Whirlpool with WFC        Whirlpool Financial
                                                           (Consolidated)         on an Equity Basis         Corporation (WFC)
                                                      ------------------------  ------------------------  -----------------------
                                                        March 31   December 31   March 31    December 31   March 31   December 31
                                                         1996         1995         1996         1995         1996         1995
                                                      (Unaudited)   (Audited)   (Unaudited)   (Audited)   (Unaudited)   (Audited)
                                                      -----------  -----------  -----------  -----------  ----------- -----------
ASSETS

CURRENT ASSETS
Cash and equivalents                                    $   147      $   149      $   118      $   125       $   29       $   24
Trade receivables, less allowances
    (1996: $39; 1995: $39)                                1,080        1,031        1,080        1,031           --           --
Financing receivables and leases, less allowances
    (1996: $11; 1995: $12)                                1,114        1,086           --           --        1,114        1,086
Inventories                                               1,156        1,029        1,156        1,029           --           --
Other current assets                                        269          246          266          235            9           11
                                                        -------      -------      -------      -------       ------       ------
TOTAL CURRENT ASSETS                                      3,766        3,541        2,620        2,420        1,152        1,121

Investments and other assets                                822          777        1,092        1,046           --           --
Financing receivables and leases, less allowances
    (1996: $25; 1995: $30)                                  733          772           --           --          733          772
Intangibles, net                                            908          931          908          931           --           --
                                                        -------      -------      -------      -------       ------       ------
                                                          2,463        2,480        2,000        1,977          733          772

Property, plant and equipment                             3,702        3,662        3,679        3,638           23           24
Accumulated depreciation                                 (1,941)      (1,883)      (1,927)      (1,867)         (14)         (16)
                                                        -------      -------      -------      -------       ------       ------
                                                          1,761        1,779        1,752        1,771            9            8
                                                        -------      -------      -------      -------       ------       ------
TOTAL ASSETS                                            $ 7,990      $ 7,800      $ 6,372      $ 6,168       $1,894       $1,901
                                                        =======      =======      =======      =======       ======       ======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)

                                                                                 Supplemental Consolidating Data
                                                                        -------------------------------------------------
                                               Whirlpool Corporation      Whirlpool with WFC        Whirlpool Financial
                                                   (Consolidated)         on an Equity Basis         Corporation (WFC)
                                              -----------------------   -----------------------   -----------------------
                                               March 31   December 31    March 31   December 31     March 31  December 31
                                                 1996         1995         1996         1995         1996         1995
                                              (Unaudited)   (Audited)   (Unaudited)   (Audited)   (Unaudited)   (Audited)
                                              -----------   ---------   -----------   ---------   -----------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                    $2,222       $1,998       $  986       $  765       $1,236       $1,233
Accounts payable                                    943          977          848          896          101           81
Other current liabilities                           801          854          805          844           (4)          10
                                                 ------       ------       ------       ------       ------       ------
TOTAL CURRENT LIABILITIES                         3,966        3,829        2,639        2,505        1,333        1,324

Long-term debt                                      957          983          869          870           88          113
Postemployment benefits                             555          517          550          517            5           --
Other liabilities                                   441          415          318          295          123          120
                                                 ------       ------       ------       ------       ------       ------
                                                  1,953        1,915        1,737        1,682          216          233

Minority interests                                  178          179          103          104           75           75

STOCKHOLDERS' EQUITY
Common stock                                         81           81           81           81            8            8
Paid-in capital                                     232          229          232          229           26           26
Retained earnings                                 1,875        1,863        1,875        1,863          238          234
Unearned restricted stock                            (8)          (8)          (8)          (8)          --           --
Currency translation adjustments                    (52)         (53)         (52)         (53)          (2)           1
Treasury stock--at cost                            (235)        (235)        (235)        (235)          --           --
                                                 ------       ------       ------       ------       ------       ------
TOTAL STOCKHOLDERS' EQUITY                        1,893        1,877        1,893        1,877          270          269
                                                 ------       ------       ------       ------       ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $7,990       $7,800       $6,372       $6,168       $1,894       $1,901
                                                 ======       ======       ======       ======       ======       ======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31,
(millions of dollars)

                                                                                      Supplemental Consolidating Data
                                                                                --------------------------------------------
                                                      Whirlpool Corporation     Whirlpool with WFC       Whirlpool Financial
                                                          (Consolidated)        on an Equity Basis        Corporation (WFC)
                                                      ---------------------     -------------------      -------------------
                                                         1996       1995          1996        1995         1996        1995
                                                       -------     -------      -------     -------      -------     -------
OPERATING ACTIVITIES
Net earnings                                           $    38     $    75      $    38     $    75      $     4     $     4
Equity in net earnings of affiliated
  companies, less dividends received                        (8)        (12)          (8)        (12)          --          --
Equity in net earnings of WFC                               --          --           (4)         (4)          --          --
Depreciation and amortization                               89          84           82          77            7           7
Provision for doubtful accounts                             13           9            4           2            9           7
Restructuring spending                                     (21)         --          (21)         --           --          --
Change in receivables                                      (62)         16          (62)         16           --          --
Change in inventories                                     (135)       (228)        (135)       (228)          --          --
Change in payables                                         (46)        (29)         (46)        (21)          --          (8)
Other operating activities                                  13         (49)           4         (35)           9         (14)
                                                       -------     -------      -------     -------      -------     -------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES          (119)       (134)        (148)       (130)          29          (4)

INVESTING ACTIVITIES
Net additions to properties                                (61)        (70)         (61)        (69)          --          (1)
Financing receivables originated and leasing
  assets purchased                                        (908)       (771)          --          --         (908)       (771)
Principal payments received on financing                    --
  receivables and leases                                   910         724           --          --          910         724
(Acquisition)/disposition of businesses, less
  cash acquired                                             --         (89)          --         (89)          --          --
Other investing activities                                   7           3           --          --            7           3
                                                       -------     -------      -------     -------      -------     -------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES           (52)       (203)         (61)       (158)           9         (45)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                        3,379       4,071        1,397       1,742        1,982       2,329
Repayments of short-term borrowings                     (3,130)     (3,691)      (1,154)     (1,443)      (1,976)     (2,248)
Proceeds of long-term debt                                  37          68           37          86           --          --
Repayments of long-term debt                               (63)        (34)         (34)        (33)         (29)        (19)
Repayments of non-recourse debt                             (6)         (6)          --           --          (6)         (6)
Dividends paid                                             (50)        (25)         (50)        (25)          --          --
Purchase of treasury stock                                  --         (34)          --         (34)          --          --
Other financing activities                                   2           3            6           3           (4)         --
                                                       -------     -------      -------     -------      -------     -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           169         352          202         296          (33)         56
                                                       -------     -------      -------     -------      -------     -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (2)         15           (7)          8            5           7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                149          72          125          51           24          21
                                                       -------     -------      -------     -------      -------     -------
CASH AND EQUIVALENTS AT END OF PERIOD                  $   147     $    87      $   118     $    59      $    29     $    28
                                                       =======     =======      =======     =======      =======     =======

See notes to consolidated condensed financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 1996 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE B--BUSINESS ACQUISITIONS AND DISPOSITIONS

During 1995, the Company expanded its presence in Asia by acquiring controlling interests in three existing manufacturing companies and establishing three new joint ventures.

In November 1995, the Company acquired a majority interest in Raybo Air Conditioner Manufacturing Company (Raybo), a Chinese manufacturer and marketer of air conditioners, for about $22 million in cash. Raybo annual sales were about $20 million for its fiscal year 1994.

In May 1995, the Company acquired a majority interest in Shunde SMC Microwave Products Co., Ltd. (SMC), a Chinese manufacturer and marketer of microwave ovens, for about $90 million in cash. SMC annual sales were about $100 million for its fiscal year 1994.

In February 1995, the Company acquired a majority interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in 1995. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. KOI annual sales were about $120 million for its fiscal year 1994.

The Company's new Chinese joint ventures include a $17 million majority interest in Beijing Whirlpool Snowflake Electric Appliance Co., Ltd. to produce refrigerators; a $16 million majority interest in Whirlpool Narcissus (Shanghai) Co. Ltd. to produce washing machines; and a $5 million minority interest in Beijing Embraco Snowflake Compressor Co. Ltd. to produce compressors for refrigerators and air conditioners.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Pro forma consolidated operating results reflecting these acquisitions would not have been materially different from reported amounts. The acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the dates of acquisition.



NOTE C--INVENTORIES

Inventories consist of the following:

                                            March 31,  December 31,
                                               1996       1995
                                             --------  -----------
                                             (millions of dollars)
Finished products                             $1,139      $  984
Raw materials and work in process                269         278
                                              ------      ------
    Total FIFO cost                            1,408       1,262

Less excess of FIFO cost over LIFO cost          252         233
                                              ------      ------
                                              $1,156      $1,029
                                              ======      ======


NOTE D--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:

                                             Three Months Ended
                                                  March 31,
                                              1996       1995
                                           ---------  ----------
                                           (millions of dollars)
Brazilian affiliates                          $ 17       $ 17
Mexican affiliates                              (4)        --
Other                                            1          1
                                              ----       ----
                                              $ 14       $ 18
                                              ====       ====

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE E--GEOGRAPHIC SEGMENTS

                                                                     Major
Three Months         North                         Other and          Home
Ended March 31      America    Europe    Asia    (Eliminations)    Appliances
- - -----------------------------------------------------------------------------
                             (millions of dollars)
Sales

1996                $1,293      $613     $117        $(10)           $2,013
1995                $1,195      $633     $ 53        $ 58            $1,939

Operating Profit

1996                $   86      $ (4)    $(12)       $  2            $   72
1995                $   83      $ 44     $(11)       $  7            $  123

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 1996 and 1995. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the Company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
- - --------

Revenues for the first quarter increased 4% over 1995 driven by increases in volumes and pricing, partially offset by unfavorable brand and product mix. Currency fluctuations did not materially affect the revenue comparison to 1995. North American sales increased 6% due primarily to increased volumes and pricing in an industry market that grew only slightly during the period. North American industry-wide shipments are currently expected to be up about 2% for the full year. European sales decreased 4% for the quarter and were down 5% excluding the effects of currency fluctuations. The decrease occurred in spite of increased volumes which were more than offset by unfavorable brand and product mix. European unit volumes were up 2% while the industry dropped by three to four percent. European industry-wide shipments are currently expected to be down about 3% for the full year. Price increases of 3% were announced in North America at the beginning of the year and price increases have been announced or implemented in several European markets. Financial services revenues were up 5% as WFC continued to expand its core inventory and consumer finance businesses.

Expenses
- - --------

The gross margin percentage deteriorated by 3.5 percentage points in the first quarter of 1996 compared to 1995 reflecting the cumulative effect of significant material cost increases, competitive pressures and lower than expected industry growth particularly in Europe and North America, which adversely affected industry and Whirlpool profitability since the second quarter of 1995. North American gross margins were down slightly in 1996 due to the higher material costs mentioned earlier partially offset by price increases and operating efficiencies. European gross margins fell sharply in 1996 because of higher material costs, competitive pressures and a consumer shift to lower-priced products. The combined effect of those issues in the most recent period eased somewhat from the fourth quarter of 1995, but made for an unfavorable comparison to the first quarter of 1995.

Appliance selling and administrative expenses as a percent of net sales decreased from 19.1% in 1995 to 18.3% in 1996. Both North American and European expenses as a percent of net sales were down compared to the prior period due primarily to tight control on advertising and other spending. Europe also benefited from cost reductions stemming from its restructuring efforts executed during 1995. Finally, a portion of the appliance decrease reflects the impact of a 67% increase in Asian sales relative to its fixed infrastructure costs put in place during 1994 and 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Financial services expenses as a percent of the related revenue were up primarily due to higher losses on certain consumer financing investments. WFC has taken steps to mitigate further losses.

Other Income and (Expense)
- - --------------------------

The improvement in appliance business interest and sundry compared to the prior year period is due primarily to lower foreign currency losses.

The increase in interest expense compared to the prior period is due primarily to higher borrowing levels to fund acquisitions and higher working capital levels, partially offset by lower interest rates.

Income Taxes
- - ------------

The consolidated provision for income taxes as a percent of earnings before income taxes and other items was at 44% in the first quarter of 1996 compared to 39% in 1995. The higher effective tax rate is primarily due to the impact of nondeductible goodwill on a lower level of pretax earnings and lower tax benefits recognized on Asian losses.

Equity in Affiliated Companies
- - ------------------------------

Equity earnings in affiliated companies were $14 million in the first quarter of 1996 compared to $18 million in 1995.

The Company's Brazilian affiliates generated equity earnings of $17 million in the first quarter of both 1996 and 1995. Affiliate companies in Brazil continued to benefit from a robust national appliance market and long-term cost-reduction efforts. Results for the first quarter 1995 were favorably affected by certain tax credit benefits.

The Company's Mexican affiliate generated an equity loss of $4 million for the first quarter of 1996 compared to break-even results in 1994. This performance resulted from lower shipment volumes reflecting industry declines in Mexico as well as high financing costs and foreign exchange losses as compared with gains in 1995.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the three months ended March 31, 1996 and 1995 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
- - --------------------

The Company's main source of liquidity is cash from operating activities, consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used for operating activities was $119 million in the first quarter of 1996 and $134 million in 1995, largely reflecting seasonal working capital needs of the appliance business to build inventories.

Investing Activities
- - --------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions in the first quarter were $61 million in 1996 compared to $70 million in 1995. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Investment in the financial services business resulted in a net $2 million source of cash in 1996 compared to a net $47 million use of cash in 1995 reflecting the expansion of WFC's inventory finance business offset by a drop in the consumer finance business due to repayments outpacing originations, as well as the continuing liquidation of WFC's discontinued investment portfolios.

In November 1995, the Company acquired a majority interest in Raybo Air Conditioner Manufacturing Company (Raybo), a Chinese manufacturer and marketer of air conditioners, for about $22 million in cash. Raybo annual sales were about $20 million for its fiscal year 1994.

In May 1995, the Company acquired a majority interest in Shunde SMC Microwave Products Co., Ltd. (SMC), a Chinese manufacturer and marketer of microwave ovens, for about $90 million in cash. SMC annual sales were about $100 million for its fiscal year 1994.

In February 1995, the Company acquired a majority interest in Kelvinator of India, Ltd. (KOI), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in 1995. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. KOI annual sales were about $120 million for its fiscal year 1994.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The Company's new Chinese joint ventures include a $17 million majority interest in Beijing Whirlpool Snowflake Electric Appliance Co., Ltd. to produce refrigerators; a $16 million majority interest in Whirlpool Narcissus (Shanghai) Co. Ltd. to produce washing machines; and a $5 million minority interest in Beijing Embraco Snowflake Compressor Co. Ltd. to produce compressors for refrigerators and air conditioners.

Financing Activities
- - --------------------

Dividends paid to shareholders totaled $50 million in the first quarter of 1996 compared to $25 million in 1995. The 1996 dividends paid includes payment of both the first quarter 1996 dividend and the fourth quarter 1995 dividend.

The Company's borrowings increased by $217 million during the first quarter of 1996, excluding the effect of currency fluctuations, primarily to fund property additions and seasonal working capital needs.

In December 1994, the Company announced plans to repurchase up to five percent of the outstanding shares of common stock. The treasury shares will be used in employee stock-option, retirement and other compensation programs and for general corporate purposes. Through the end of March 1996, the Company had repurchased approximately 966,000 shares for $51 million.


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the Company remains strong as evidenced by the March 31, 1996 balance sheet. The Company's total assets are $8.0 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio at March 31, 1996 was up compared to December 31, 1995. The appliance business debt to invested capital ratio net of cash ("debt ratio") increased from 43% to 47% due primarily to seasonal working capital requirements and Asian acquisitions partially offset by the effect of European currency movements on the Company's hedging strategy. The financial services debt to invested capital ratio was down slightly compared to December 31, 1995. The Company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poors and Duff & Phelps.

Various European currency swaps and forward contracts serve as a hedge of net European currency cash flows and also hedge a portion of the Company's investment in Whirlpool Europe. Changes in the value of the swaps and forward contracts due to movements in exchange rates are included in the currency translation component of stockholders' equity if they serve as a hedge of the European investment, otherwise they are included in the statement of earnings.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

WFC's financing portfolio by business segment is as follows (in millions):

             March 31, 1996   December 31, 1995
             --------------   -----------------

Inventory      $  877    47%      $  857     46%
Consumer          495    27          531     29
Aerospace         408    22          411     22
Other              67     4           59      3
               ------   ---       ------    ---

               $1,847   100%      $1,858    100%
               ======   ===       ======    ===


The aerospace portfolio is generally secured by newer (Stage III) aircraft on lease to various international airlines. Although the commercial airline industry seems to be stabilizing, the near-term outlook remains uncertain. Management believes the aerospace portfolio carrying value is appropriate. The Company is continuing to phase out of aerospace lending activities.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business data (WFC on an equity basis) is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                                             First Quarter
                                          -------------------
                                            1996       1995     Increase/(Decrease)
                                          --------   --------   ------------------
North America                             $  1,262   $  1,196   $    66      6%
Europe                                         592        615       (23)    (4)
Asia                                           104         62        42     68
Latin America                                   58         67        (9)   (13)
Other                                           (3)        (1)       (2)  (200)
                                          --------   --------   -------   --------

Total Appliance Business                  $  2,013   $  1,939   $    74      4%
                                          ========   ========   =======   ========


Operating Profit by Business Unit was as follows:

                                             First Quarter
                                          -------------------
                                              1996       1995   Increase/(Decrease)
                                          --------   --------   ------------------
North America                             $    120   $    116   $     4      3%
Europe                                          (2)        44       (46)  (105)
Asia                                           (11)       (11)        -      -
Latin America                                    3          9        (6)   (67)
Other                                          (38)       (35)       (3)    (9)
                                          --------   --------   -------   --------

Total Appliance Business                  $     72   $    123   $   (51)   (41)%
                                          ========   ========   =======   ========

For commentary regarding performance in North America and Europe, refer to Results of Operations. Asia had significant shipment and sales growth as compared to the prior year period, and the planned quarterly operating loss in the region was comparable to one sustained a year ago as our Asian strategy shifts into the execution phase from the start-up phase. During the quarter, new company operations in Shanghai (washers) and Beijing (refrigerators), China, started to manufacture products. With those locations on-line, all six of Whirlpool's Asian joint ventures, four in China and two in India, are in production. Sales company and distributor businesses in the region continued to grow during the first quarter of 1996. Latin America includes Whirlpool Argentina and the South American Sales Company (SASCO). Whirlpool Argentina results continued to be adversely affected by a depressed appliance industry, driven primarily by impact of the 1995 banking crisis and by the subsequent economic measures undertaken by the Argentine government. Some lessening of the previously tight credit situation was observed in the first quarter but generally customer and retailer financing resources remain limited. SASCO results were down significantly due primarily to economic deterioration in key markets and the termination of certain distributors. Meaningful recovery in industry activity and performance is not likely until the second half of this year.

                          PART II. OTHER INFORMATION
                          --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                          Quarter Ended March 31, 1996



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

a.   The following are included herein:

          (11)  Computation of earnings per share

          (27)  Financial Data Schedule

          (99)  Computation of the ratios of earnings to fixed charges


b.   Reports on Form 8-K:

     The registrant filed a Form 8-K dated March 20, 1996, under Item 5 Other Events, announcing the resignation of Robert I. Frey as executive vice president of Whirlpool Corporation, and chief executive officer of Whirlpool Asia, a wholly-owned subsidiary of Whirlpool Corporation. Mr. Frey's resignation is effective April 15, 1996. The registrant further announced the appointment of Robert D. Hall as executive vice president of Whirlpool Corporation, and president of Whirlpool Asia effective April 16, 1996.

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                (millions of dollars except earnings per share)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
Primary
  Average Shares Outstanding                                 74.1      73.7
  Treasury Method (Average Market Price)
    Stock Options                                             0.6       0.7
    Restricted Stock (RSVP)                                   0.3       0.3
                                                           --------  --------

Primary Average Shares Outstanding                           75.0      74.7
                                                           ========  ========

Primary Net Earnings                                       $ 37.5    $ 74.7
                                                           ========  ========

Earnings Per Share                                         $ 0.50    $ 1.00
                                                           ========  ========


Fully Diluted
  Average Shares Outstanding                                 74.1      73.7
  Treasury Method (Average Market Price
  or End of Period, whichever is greater):
    Stock Options                                             0.7       0.9
    Restricted Stock (RSVP)                                   0.3       0.3
  Assumed Conversion of Debt                                  2.2       2.2
                                                           --------  --------

  Fully Diluted Average Shares Outstanding                   77.3      77.1
                                                           ========  ========


  Net Earnings                                             $ 37.5    $ 74.7
  Interest Expense, net of tax                                1.1       1.0
                                                           --------  --------

  Fully Diluted Net Earnings                               $ 38.6    $ 75.7
                                                           ========  ========

  Earnings Per Share                                       $ 0.50    $ 0.98
                                                           ========  ========

                        EXHIBIT 99 - COMPUTATION OF THE
                      RATIOS OF EARNINGS TO FIXED CHARGES

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                             (dollars in millions)

                                              Three Months Ended
                                                March 31, 1996
                                   -----------------------------------------
                                   Appliance      Financial       Whirlpool
                                   Business       Services       Corporation
                                   ---------      ---------      -----------

Pretax earnings                    $    33.4      $     7.5      $      40.9

Portion of rents representative
  of the interest factor                 3.9            0.2              4.1

Interest on indebtedness                36.6           19.1             55.7

Amortization of debt expense
  and premium                            0.1              -              0.1

WFC preferred stock dividend               -            1.1              1.1
                                   ---------      ---------      -----------

    Adjusted income                $    74.0      $    27.9      $     101.9
                                   =========      =========      ===========

Fixed charges
- - -------------

  Portion of rents representative
    of the interest factor         $     3.9      $     0.2      $       4.1

  Interest on indebtedness              36.6           19.1             55.7

  Amortization of debt expense
    and premium                          0.1              -              0.1

  WFC preferred stock dividend             -            1.1              1.1
                                   ---------      ---------      -----------

                                   $    40.6      $    20.4      $      61.0
                                   =========      =========      ===========

Ratio of earnings to
  fixed charges                         1.82           1.37             1.67
                                   =========      =========      ===========

Ratio of earnings to
  fixed charges at
  March 31, 1995                        3.87           1.42             2.93
                                   =========      =========      ===========

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WHIRLPOOL CORPORATION
                                            (Registrant)



                                       By     John P. Cunningham
                                          ----------------------------
                                             John P. Cunningham
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)


April 25, 1996