Form 10-Q
period 1996-06-30
WHIRLPOOL CORP /DE/
filed 1996-08-02
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

                                      Yes  X                   No
                                          ---                     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock                 Shares outstanding at June 30, 1996
       ---------------------                 -----------------------------------

Common stock, par value $1 per share                       74,290,510

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended June 30, 1996

                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                           Page
                                                           ----
PART I - FINANCIAL INFORMATION
- ------------------------------
  Item 1. Financial Statements (Unaudited)

           Consolidated Condensed Statements
             of Earnings                                     3


           Consolidated Condensed Balance Sheets             5

           Consolidated Condensed Statements
             of Cash Flows                                   7

           Notes to Consolidated Condensed
             Financial Statements                            8

  Item 2. Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          11

PART II - OTHER INFORMATION
- ---------------------------
  Item 4. Submission of Matters to a Vote of                17
             Security Holders

  Item 6. Exhibits and Reports on Form 8-K                  18


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                                              File: IS10Q2Q
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                                   DLR 7/24/96
THREE MONTHS ENDED June 30                                                           Supplemental Consolidating Data
(millions of dollars except share data)                                     -------------------------------------------------
                                                 Whirlpool Corporation        Whirlpool with WFC         Whirlpool Financial
                                                    (Consolidated)            on an Equity Basis          Corporation (WFC)
                                                 ----------------------     ----------------------    -----------------------
                                                    1996         1995          1996         1995         1996         1995
                                                 ---------    ---------     ---------    ---------    ---------    ----------
REVENUES
Net sales                                         $  2,229     $  2,069      $  2,229     $  2,069     $     -      $      -
Financial services                                      43           46            -            -            55            56
                                                 ---------    ---------     ---------    ---------    ---------    ----------
                                                     2,272        2,115         2,229        2,069           55            56

EXPENSES
Cost of products sold                                1,737        1,590         1,737        1,590           -             -
Selling and administrative                             418          404           402          384           28            30
Financial services interest                             16           17            -            -            19            20
Intangible amortization                                  9            8             9            8           -             -
                                                 ---------    ---------     ---------    ---------    ---------    ----------
                                                     2,180        2,019         2,148        1,982           47            50
                                                 ---------    ---------     ---------    ---------    ---------    ----------

OPERATING PROFIT                                        92           96            81           87            8             6

OTHER INCOME (EXPENSE)
Interest and sundry                                     (4)           2            (5)          -             1             2
Interest expense                                       (44)         (34)          (41)         (31)          -             -
                                                 ---------    ---------     ---------    ---------    ---------    ----------

EARNINGS BEFORE TAXES
  AND OTHER ITEMS                                       44           64            35           56            9             8

Income Taxes                                            21           27            18           24            3             3
                                                 ---------    ---------     ---------    ---------    ---------    ----------

EARNINGS BEFORE EQUITY EARNINGS
  AND MINORITY INTERESTS                                23           37            17           32            6             5

Equity in WFC                                           -            -              5            4           -             -
Equity in affiliated companies                          27           16            27           16           -             -
Minority interests                                       2           (1)            3           -            (1)           (1)
                                                 ---------    ---------     ---------    ---------    ---------    ----------
NET EARNINGS                                      $     52     $     52      $     52     $     52      $     5     $       4
                                                 =========    =========     =========    =========     ========    ==========

Per share of Common Stock:
  Primary earnings                                $   0.70     $   0.70
                                                 =========    =========
  Cash dividends                                  $   0.34     $   0.34
                                                 =========    =========

See notes to consolidated condensed financial statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)                                              File: IS10Q2Y
WHIRLPOOL CORPORATION AND SUBSIDIARIES                                                                   DLR 7/24/96
SIX MONTHS ENDED June 30                                                      Supplemental Consolidating Data
                                                                     ------------------------------------------------------
(millions of dollars except share data)    Whirlpool Corporation          Whirlpool with WFC          Whirlpool Financial
                                              (Consolidated)              on an Equity Basis           Corporation (WFC)
                                         -----------------------     -------------------------      ----------------------
                                            1996        1995           1996            1995          1996           1995
                                         ----------  -----------     ----------   ------------      ---------     --------
REVENUES
Net sales                                  $ 4,242      $ 4,008        $ 4,242        $ 4,008       $    -        $    -
Financial services                              89           92             -              -            109           108
                                           --------      -------     ----------       --------      ---------     --------
                                             4,331        4,100          4,242          4,008           109           108

EXPENSES
Cost of products sold                        3,300        3,028          3,300          3,028            -             -
Selling and administrative                     811          800            771            756            60            60
Financial services interest                     32           33             -              -             38            38
Intangible amortization                         18           14             18             14            -             -
                                           --------      -------     ----------       --------      ---------     --------
                                             4,161        3,875          4,089          3,798            98            98
                                           --------      -------     ----------       --------      ---------     --------

OPERATING PROFIT                               170          225            153            210            11            10

OTHER INCOME (EXPENSE)
Interest and sundry                             (1)          -              (7)            (6)            6             6
Interest expense                               (84)         (63)           (78)           (58)           -             -
                                           --------      -------     ----------       --------      ---------     --------

EARNINGS BEFORE TAXES
    AND OTHER ITEMS                             85          162             68            146            17            16

Income Taxes                                    39           66             33             60             6             6
                                           --------      -------     ----------       --------      ---------     --------

EARNINGS BEFORE EQUITY EARNINGS
    AND MINORITY INTERESTS                      46           96             35             86            11            10

Equity in WFC                                   -            -               9              8            -             -
Equity in affiliated companies                  41           34             41             34            -             -
Minority interests                               3           (3)             5             (1)           (2)           (2)
                                           --------      -------     ----------       --------      ---------     --------
NET EARNINGS                               $    90      $   127        $    90        $   127       $     9       $     8
                                           ========      =======     ==========       ========      =========     ========

Per share of Common Stock:
    Primary earnings                       $  1.20       $ 1.70
                                           ========      =======
    Cash dividends                         $  0.68       $ 0.68
                                           ========      =======


See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES


(millions of dollars)                                                       Supplemental Consolidating Data
                                                                  ----------------------------------------------------
                                        Whirlpool Corporation       Whirlpool with WFC         Whirlpool Financial
                                            (Consolidated)          on an Equity Basis          Corporation (WFC)
                                       ------------------------   ------------------------   -------------------------
                                         June 30    December 31     June 30    December 31    June 30      December 31
                                          1996         1995          1996         1995          1996          1995
                                       (Unaudited)   (Audited)    (Unaudited)   (Audited)    (Unaudited)    (Audited)
                                       -----------  -----------   -----------  -----------   -----------   ------------
ASSETS

CURRENT ASSETS

Cash and equivalents                   $   141      $   149       $   116      $   125       $    25       $   24
Trade receivables, less allowances
  (1996: $40; 1995: $39)                 1,154        1,031         1,154        1,031             -            -
Financing receivables and leases,
  less allowances
    (1996: $12; 1995: $12)               1,131        1,086             -            -         1,131        1,086
Inventories                              1,074        1,029         1,074        1,029             -            -
Other current assets                       297          246           312          235            10           11
                                       -------      -------       -------      -------       -------       ------

TOTAL CURRENT ASSETS                     3,797        3,541         2,656        2,420         1,166        1,121


Investments and other assets               807          777         1,075        1,046             -            -
Financing receivables and leases,
  less allowances
    (1996: $31; 1995: $30)                 736          772             -            -           736          772
Intangibles, net                           894          931           894          931             -            -
                                       -------      -------       -------      -------       -------       ------
                                         2,437        2,480         1,969        1,977           736          772

Property, plant and equipment            3,743        3,662         3,721        3,638            22           24
Accumulated depreciation                (1,988)      (1,883)       (1,974)      (1,867)          (14)         (16)
                                       -------      -------       -------      -------       -------       ------
                                         1,755        1,779         1,747        1,771             8            8

                                       -------      -------       -------      -------       -------       ------
TOTAL ASSETS                           $ 7,989      $ 7,800       $ 6,372      $ 6,168       $ 1,910       $1,901
                                       =======      =======       =======      =======       =======       ======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                Supplemental Consolidating Data
                                                                     -------------------------------    ----------------------------
                                           Whirlpool Corporation            Whirlpool with WFC              Whirlpool Financial
                                              (Consolidated)                on an Equity Basis               Corporation (WFC)
                                          -----------------------    -------------------------------    ----------------------------
                                           June 30    December 31       June 30         December 31       June 30       December 31
                                            1996         1995            1996              1995            1996            1995
                                         (Unaudited)   (Audited)      (Unaudited)       (Audited)       (Unaudited)      (Audited)
                                         -----------  -----------    ------------     --------------    -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                            $2,232       $1,998         $1,004           $  765            $1,228          $1,233
Accounts payable                            937          977            845              896               117              81
Other current liabilities                   795          854            794              844                 1              10
                                         -------      -------        -------          -------           -------        --------

TOTAL CURRENT LIABILITIES                 3,964        3,829          2,643            2,505             1,346           1,324

Long-term debt                              932          983            838              870                94             113
Postemployment benefits                     566          517            561              517                 5               -
Other liabilities                           440          415            318              295               122             120
                                         -------      -------        ------           -------           -------         -------
                                          1,938        1,915          1,717            1,682               221             233

Minority interests                          176          179            101              104                75              75

STOCKHOLDERS' EQUITY
Common stock                                 81           81             81               81                 8               8
Paid-in capital                             236          229            236              229                26              26
Retained earnings                         1,903        1,863          1,903            1,863               236             234
Unearned restricted stock                    (8)          (8)            (8)              (8)                -               -
Currency translation adjustments            (65)         (53)           (65)             (53)               (2)              1
Treasury stock - at cost                   (236)        (235)          (236)            (235)                -               -
                                         -------      -------        -------          -------           -------         -------

TOTAL STOCKHOLDERS' EQUITY                1,911        1,877          1,911            1,877               268             269
                                         -------      -------        -------          -------           -------         -------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $7,989       $7,800         $6,372           $6,168            $1,910          $1,901
                                         =======     =======         =======          =======           =======        ========

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30
(millions of dollars)                                                                       Supplemental Consolidating Data
                                                                                     -------------------------------------------
                                                     Whirlpool Corporation           Whirlpool with WFC      Whirlpool Financial
                                                        (Consolidated)               on an Equity Basis      Corporation (WFC)
                                                     ---------------------           ------------------      -------------------
                                                       1996          1995              1996      1995          1996     1995
                                                     ---------      -------            ----      ----          ----     ----
OPERATING ACTIVITIES
Net earnings                                         $      90    $    127          $    90     $   127      $    9  $     8
Equity in net earnings of affiliated
  companies, less dividends received                       (38)        (27)             (38)        (27)          -        -
Equity in net earnings of WFC, net of dividend               -           -               (2)         (8)          -        -
Depreciation and amortization                              182         164              168         150          14       14
Provision for doubtful accounts                             32          19                7           4          25       15
Restructuring spending                                     (32)        (35)             (32)        (35)          -        -
Change in receivables                                     (145)       (141)            (145)       (141)          -        -
Change in inventories                                      (60)       (225)             (60)       (225)          -        -
Change in payables                                         (50)        (15)             (50)        (13)          -       (2)
Other operating activities                                  36         (79)              29         (68)          7      (11)
                                                     ---------    --------          -------    --------     -------  -------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            15        (212)             (33)       (236)         55       24

INVESTING ACTIVITIES
Net additions to properties                               (136)       (172)            (136)       (170)          -       (2)
Financing receivables originated and leasing
  assets purchased                                      (1,907)     (1,655)               -           -      (1,907)  (1,655)
Principal payments received on financing
  receivables and leases                                 1,931       1,576                -           -       1,931    1,576
Acquisition of businesses, less cash acquired              (12)        (98)             (12)        (98)          -        -
Other investing activities                                 (32)        (16)              15           -         (47)     (16)
                                                     ----------   ---------         -------    --------     -------  -------
CASH USED FOR INVESTING ACTIVITIES                        (156)       (365)            (133)       (268)        (23)     (97)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                        8,045       7,594            3,235       3,264       4,810    4,330
Repayments of short-term borrowings                     (7,797)     (6,874)          (2,998)     (2,653)     (4,799)  (4,221)
Proceeds of long-term debt                                  37          75               37         106           -        -
Repayments of long-term debt                               (66)        (61)             (43)        (59)        (23)     (33)
Repayments of non-recourse debt                             (9)         (9)               -           -          (9)      (9)
Dividends                                                  (51)        (50)             (51)        (50)         (7)       -
Purchase of treasury stock                                   -         (35)               -         (35)          -        -
Other financing activities                                 (26)         (7)             (23)         (7)         (3)       -
                                                     ----------   ---------         -------     -------     -------  -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           133         633              157         566         (31)      67
                                                     ----------   ---------         -------     -------     -------  -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (8)         56               (9)         62           1       (6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                149          72              125          51          24       21
                                                     ----------   ---------         -------    --------     -------  -------
CASH AND EQUIVALENTS AT END OF PERIOD                $     141    $    128          $   116    $    113     $    25  $    15
                                                     =========    ========          =======    ========     =======  =======

See notes to consolidated condensed financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 1996 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.


NOTE B--BUSINESS ACQUISITIONS AND DISPOSITIONS

In May 1996, two of the Company's majority owned subsidiaries in India, Kelvinator of India ("KOI") and Whirlpool Washing Machines Limited ("WWML"), were merged and renamed Whirlpool of India ("WOI") pending final government approval expected in the third quarter. As part of the merger plan, the Company purchased an additional 27% interest in WWML for $12 million in April 1996 for a total interest of 78% in WWML. The merger will result in the Company having a 56% interest in the combined entity, WOI.

During 1995, the Company expanded its presence in Asia by acquiring controlling interests in three existing manufacturing companies and establishing three new joint ventures.

In November 1995, the Company acquired a majority interest in Raybo Air Conditioner Manufacturing Company ("Raybo"), a Chinese manufacturer and marketer of air conditioners, for about $22 million in cash. Raybo annual sales were about $20 million for its fiscal year 1994.

In May 1995, the Company acquired a majority interest in Shunde SMC Microwave Products Co., Ltd. ("SMC"), a Chinese manufacturer and marketer of microwave ovens, for about $90 million in cash. SMC annual sales were about $100 million for its fiscal year 1994.

In February 1995, the Company acquired a majority interest in Kelvinator of India, Ltd. ("KOI"), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in 1995. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. KOI annual sales were about $120 million for its fiscal year 1994.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The Company's new Chinese joint ventures include a $17 million majority interest in Beijing Whirlpool Snowflake Electric Appliance Co., Ltd. to produce refrigerators; a $16 million majority interest in Whirlpool Narcissus ("Shanghai") Co. Ltd. to produce washing machines; and a $5 million minority interest in Beijing Embraco Snowflake Compressor Co. Ltd. to produce compressors for refrigerators and air conditioners.

Pro forma consolidated operating results reflecting these acquisitions would not have been materially different from reported amounts. The acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the dates of acquisition.


NOTE C--INVENTORIES

Inventories consist of the following:

                                                 June 30,    December 31,
                                                   1996         1995
                                                 --------    ------------
                                                   (millions of dollars)
Finished products                                 $1,060        $  984
Raw materials and work in process                    259           278
                                                  ------        ------
   Total FIFO cost                                 1,319         1,262

Less excess of FIFO cost
  over LIFO cost                                     245           233
                                                  ------        ------
                                                  $1,074        $1,029
                                                  ======        ======

NOTE D--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:

                                                     Six Months Ended
                                                         June 30,
                                                     1996        1995
                                                  ---------------------
                                                  (millions of dollars)
Brazilian affiliates                                 $48         $37
Mexican affiliate                                     (8)         (4)
Other                                                  1           1
                                                     ---         ---
                                                     $41         $34
                                                     ===         ===

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E--GEOGRAPHIC SEGMENTS

(millions of dollars)

                                                                       Major
Three Months       North                             Other and         Home
Ended June 30      America     Europe     Asia     (Eliminations)    Appliances
================================================================================
Sales

1996               $1,490     $  626      $128         $(15)           $2,229
1995               $1,330     $  608      $ 87         $ 44            $2,069

Operating Profit

1996               $  125     $  (24)     $(14)        $ (6)           $   81
1995               $   65     $   33      $(12)        $  1            $   87


                                                                       Major
Six Months         North                             Other and         Home
Ended June 30      America     Europe     Asia     (Eliminations)    Appliances
================================================================================

Revenues

1996               $2,783     $1,239      $245         $(25)           $4,242
1995               $2,525     $1,241      $140         $102            $4,008

Operating Profit

1996               $  211     $  (28)     $(26)        $ (4)           $  153
1995               $  148     $   77      $(23)        $  8            $  210

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six months ended June 30, 1995 and 1996. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the Company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
- --------

Revenues increased 8% for the second quarter and 6% for the first half compared to the prior year periods. North American product shipments increased 11% in the second quarter with sales up 9% while product shipments for the first half were up 7% and sales up 8% in an industry that was up 6-7% for the first half. North American sales improvements were due to higher volumes and price increases. North American industry-wide shipments are currently expected to be up about 3-4% for the full year over 1995. European unit volumes were up 15% in the second quarter and up 8% in the first half while the industry was down about 1% for the quarter and first half, resulting in an estimated one percentage point gain in market share for the first half. European sales increased 3% for the second quarter and were flat for the first half; however excluding the effects of currency fluctuations, sales were up 8% for the second quarter and up 1% for the first half. Sales growth reflects the significant volume increases partially offset by consumer preference toward lower priced brands and products and no substantial price increases for the first half of 1996. For the remainder of 1996, European industry-wide shipments are currently expected to be flat with last year. Financial services revenues decreased 3% for the second quarter but were up 1% for the first half as a result of a change in the mix of portfolio assets and increased competitive pressure on yields.

Expenses
- --------

The relationship of cost of products sold to net sales deteriorated by about one percentage point for the second quarter and by about two percentage points for the six month period compared to 1995. North American margins were up for both periods due to realized price increases early in the year, moderating material costs, volume improvements and effective cost control. European margins were down for both periods due to customers shifting to lower margin brands and products, currency fluctuations, delays in introducing new products and stagnant pricing in the marketplace.

Appliance selling and administrative expenses as a percent of net sales decreased for the second quarter from 18.6% in 1995 to 18.0% in 1996 and for the first half from 18.9% in 1995 to 18.2% in 1996. Both North American and European expenses as a percent of sales decreased for both periods compared to the prior periods due primarily to tight control over advertising and other spending. Europe also benefited from cost reductions stemming from its restructuring efforts executed during 1995. Finally, a portion of the decrease reflects the impact of a 39% increase in Asian sales for the first half relative to its fixed infrastructure costs established in prior years. WFC financial services expenses as a percent of the related revenue were down for the quarter and flat

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

for the first half due to actions taken in the second quarter to reduce exposure on a portion of the consumer financing portfolio.

Other Income and Expense
- ------------------------

The additional expense in appliance interest and sundry for both the quarter and the first half compared to the prior year is due primarily to foreign currency losses.

The increase in interest expense compared to the prior periods is due primarily to higher borrowing levels to fund acquisitions and capital expenditures, partially offset by lower interest rates.

Income Taxes
- ------------

The consolidated provision for income taxes as a percent of earnings before income taxes and other items was 46% in the first half of 1996 compared to 41% in 1995 and 48% in the second quarter 1996 compared to 42% in 1995. The higher effective tax rate is primarily due to the impact of increased nondeductible goodwill amortization on a lower level of pretax earnings and lower tax benefits recognized on certain Asian losses. The first half effective tax rate for 1996 represents the current estimate of the full year effective tax rate.

Equity in Affiliated Companies
- ------------------------------

Equity earnings in affiliated companies were $27 million in the second quarter of 1996 compared to $16 million in 1995 and $41 million in the first half of 1996 compared to $34 million in the prior year period.

The Company's Brazilian affiliates generated equity earnings of $31 million in the second quarter and $48 million in the first half of 1996 compared to $20 million and $37 million in 1995, reflecting market conditions during the first half of 1996 with the Brazilian appliance industry up about 18% over 1995 levels, largely driven by improved availability of consumer credit and government efforts to lower interest rates. Results for the first half of 1995 were favorably affected by certain tax credit benefits.

The Company's Mexican affiliate generated equity losses of $4 million for the second quarter of both 1996 and 1995 and losses of $8 million and $4 million for the first half of 1996 and 1995. This performance resulted from lower shipment volumes reflecting industry declines in Mexico as well as high financing costs and foreign exchange losses as compared with gains in 1995. Mexican affiliate performance is expected to benefit from a refinancing at the end of the second quarter that will reduce financing costs.

Economic volatility and changes in government economic policy (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region. The outlook in these regions remains uncertain.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Net Earnings
- ------------

Second quarter net earnings were $52 million or $.70 per share for both 1996 and 1995. First half net earnings were $90 million or $1.20 per share compared to net earnings of $127 million or $1.70 per share in 1995.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 1996 and 1995 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
- --------------------

The Company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash generated by operating activities in the first half was $15 million in 1996 compared to $212 million used in 1995. The Company generally uses significant cash flow in the first half of each year largely due to seasonal working capital needs of the appliance business. The current year cash generation reflects reduced inventory levels and favorable changes in other operating accounts primarily due to increased accrued expenses as compared to last year, partially offset by lower earnings and payable levels than in 1995.

Investing Activities
- --------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions in the first half were $136 million in 1996 compared to $172 million in 1995. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Investment in the financial services business resulted in a net $24 million source of cash in 1996 compared to a net $79 million use of cash in 1995 reflecting the expansion of WFC's inventory financing portfolio offset by the continuing liquidation of WFC's discontinued investment portfolios. In addition, 1996 cash flows reflect the reduction of a portion of the consumer financing portfolio in the second quarter.

In May 1996, two of the Company's majority owned subsidiaries in India, Kelvinator of India ("KOI") and Whirlpool Washing Machines Limited ("WWML"), were merged and renamed Whirlpool of India ("WOI") pending final government approval expected in the third quarter. As part of the merger plan, the Company purchased an additional 27% interest in WWML for $12 million in April 1996 for a total interest of 78% in WWML. The merger will result in the Company having a 56% interest in the combined entity, WOI.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

In November 1995, the Company acquired a majority interest in Raybo Air Conditioner Manufacturing Company ("Raybo"), a Chinese manufacturer and marketer of air conditioners, for about $22 million in cash. Raybo annual sales were about $20 million for its fiscal year 1994.

In May 1995, the Company acquired a majority interest in Shunde SMC Microwave Products Co., Ltd. ("SMC"), a Chinese manufacturer and marketer of microwave ovens, for about $90 million in cash. SMC annual sales were about $100 million for its fiscal year 1994.

In February 1995, the Company acquired a majority interest in Kelvinator of India, Ltd. ("KOI"), a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in 1995. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. KOI annual sales were about $120 million for its fiscal year 1994.

The Company's new Chinese joint ventures include a $17 million majority interest in Beijing Whirlpool Snowflake Electric Appliance Co., Ltd. to produce refrigerators; a $16 million majority interest in Whirlpool Narcissus ("Shanghai") Co. Ltd. to produce washing machines; and a $5 million minority interest in Beijing Embraco Snowflake Compressor Co. Ltd. to produce compressors for refrigerators and air conditioners.

Financing Activities
- --------------------

Dividends to shareholders totaled $51 million in the first half of 1996 compared to $50 million in 1995.

The Company's borrowings increased by $210 million during the first half of 1996, excluding the effect of currency fluctuations, primarily to fund property additions and seasonal working capital needs. In July 1996, the Company sold $244 million of 7 3/4% debentures maturing in 2016 and used the proceeds to pay off short term debt.

In December 1994, the Company announced plans to repurchase up to five percent of the outstanding shares of common stock. The treasury shares will be used in employee stock-option, retirement and other compensation programs and for general corporate purposes. Through the end of June 1996, the Company had repurchased approximately 966,000 shares for $51 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the Company remains strong as evidenced by the June 30, 1996 balance sheet. The Company's total assets are $8.0 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio at June 30, 1996 was up compared to December 31, 1995. The appliance business debt to invested capital ratio net of cash ("debt ratio") increased from 43% to 46% due primarily to higher borrowing levels to support seasonal working capital requirements, capital spending and dividend payments. The financial services debt to invested capital ratio was essentially flat compared to December 31, 1995. The Company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poors and Duff & Phelps.

WFC's financing portfolio by business segment is as follows (in millions):


                  June 30, 1996       December 31, 1995
                -----------------     -----------------
Inventory        $  927      50%       $  857      46%
Consumer            424      23           531      29
Aerospace           445      24           411      22
Other                71       3            59       3
                 ------     ---        ------     ---

                 $1,867     100%       $1,858     100%
                 ======     ===        ======     ===


The aerospace portfolio is generally secured by newer (Stage III) aircraft on lease to various international airlines. Although the commercial airline industry seems to be stabilizing, the near-term outlook remains uncertain. Management believes the aerospace portfolio carrying value is appropriate. The Company is continuing to phase out of aerospace lending activities. The increase in the aerospace portfolio as of June 30, 1996 is a result of WFC purchasing the senior debt position on one aircraft in order to include it in the resecuritization of several other aircraft. The securitization has been completed and the aircraft will be rolled into it once a lease is in place, which is expected to occur prior to year end, resulting in a $50 million reduction in the portfolio.

The Company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                                    Second Quarter               Better/(Worse)             First Half            Better/(Worse)
                             -------------------------    -----------------------   ---------------------     --------------------
                               1996            1995         $                %         1996         1995         $             %
                             --------         --------    ---------       --------   --------     -------     --------    --------
North America                $  1,453         $ 1,329     $   124           9  %     $ 2,715      $ 2,525     $  190           8 %
Europe                            606             586          20           3          1,198        1,201         (3)         (0)
Asia                              113              94          19          20            217          156         61          39
Latin America                      59              61          (2)         (3)           117          128        (11)         (9)
Other                              (2)             (1)         (1)        100             (5)          (2)        (3)        150
                             --------         --------    ---------       --------   --------     -------     --------    --------

Total Appliance Business     $  2,229          $ 2,069    $   160           8 %      $ 4,242     $  4,008     $  234           6 %
                             ========         ========    =========       =======    =======      =======     =======     ========

Operating Profit by Business Unit was as follows:

                                    Second Quarter               Better/(Worse)             First Half            Better/(Worse)
                             -------------------------    -----------------------   ---------------------     --------------------
                               1996            1995         $                %         1996         1995         $             %
                             --------         --------    ---------       --------   --------     -------     --------    --------
North America                $    158         $    93     $    65          70  %     $   278      $   209     $   69          33 %
Europe                            (23)             34         (57)       (168)           (25)          78       (103)       (132)
Asia                              (15)            (12)         (3)         25            (26)         (23)        (3)        (13)
Latin America                      (1)              5          (6)       (120)             2           14        (12)        (86)
Other                             (38)            (33)         (5)        (15)           (76)         (68)        (8)        (12)
                             --------         --------    ---------       --------   --------     -------     --------    --------

Total Appliance Business     $     81          $   87     $    (6)         (7) %     $   153     $    210     $  (57)        (27)%
                             ========         ========    =========       =======    =======      =======     =======     ========

For commentary regarding performance in North America and Europe, refer to Results of Operations. Asia had significant shipment and sales growth as compared to the prior year period due primarily to acquisitions in the prior year. The planned quarterly and first half operating losses in the region were comparable to those sustained in the prior periods as the Asian strategy shifts into the execution phase from the start-up phase. During the first half of 1995, new operations in Shanghai (washers) and Beijing (refrigerators), China, started to manufacture products. With those locations on-line, all six of Whirlpool's Asian joint ventures, four in China and two in India, are in production. Latin America includes Whirlpool Argentina and the South American Sales Company (SASCO). Results in Argentina continued to be adversely affected by a depressed appliance industry, driven by the sluggish Argentine economy and a tight credit situation limiting customer and retailer financing resources. SASCO results were down significantly due primarily to economic deterioration in its key markets and the termination of certain distributors. Meaningful recovery in industry activity and company performance in the Argentine or SASCO markets is not expected to occur during 1996.

                          PART II. OTHER INFORMATION
                          ---------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                          Quarter Ended June 30, 1996


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

a. The Annual Meeting of Stockholders was held on April 16, 1996 with Messrs. William D. Marohn, Miles L. Marsh and Paul G. Stern each elected to a term to expire in 1999 pursuant to a stockholder vote.

                                                                 BROKER
  NOMINEE               FOR         AGAINST      ABSTENTIONS    NONVOTES
- ---------               ---         -------      -----------    --------
William D. Marohn    61,063,985         0         215,169           0

Miles L. Marsh       61,075,651         0         203,503           0

Paul G. Stern        60,734,185         0         544,968           0

Messrs. Bonomo, Burnett, Cain, Gilmour, Langbo, Smith and Whitwam, and Ms. Hempel and Stoney, each have terms of office as directors which continued after the 1996 Annual Meeting.

b. The registrant's 1996 Omnibus Stock and Incentive Plan and an amendment to the Nonemployee Director Stock Ownership Plan were approved by the holders of a majority of the shares of the registrant's common stock present at the Annual Meeting of Stockholders' held on April 16, 1996.


                                                                 BROKER
  PROPOSAL              FOR         AGAINST      ABSTENTIONS    NONVOTES
  --------              ---         -------      -----------    --------
1996 Omnibus
Stock and
Incentive Plan       42,609,067     11,787,947    566,982       6,315,157

Nonemployee
Director Stock
Ownership Plan       56,331,551      3,991,348    956,253           0

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

a.   The following are included herein:

     (10) Material Contracts. The 1996 Omnibus Stock and Incentive Plan and the Nonemployee Director Stock Ownership Plan are hereby incorporated by reference to Exhibit A and Exhibit B, respectively, in the registrant's Proxy Statement dated March 11, 1996.

     (11) Computation of earnings per share

     (27) Financial Data Schedule

     (99) Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 1996:

     1. A Current Report on Form 8-K dated April 23, 1996 pursuant to Item 5, "Other Events," to update a description of the registrant's capital stock.

     2. A Current Report on Form 8-K dated June 5, 1996 pursuant to Item 5, "Other Events," concerning the registrant's announcement of the effects of currency changes on its European operations, and that the registrant expected its effective tax rate for the year to be approximately 50%.

     3. A Current Report on Form 8-K dated July 16, 1996 concerning the registrant's announcement of its earnings for the second quarter and first half of 1996.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WHIRLPOOL CORPORATION
                                              (Registrant)




                                       By /s/    John P. Cunningham
                                          -------------------------------
                                                 John P. Cunningham
                                                 Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)




August 2, 1996