Form 10-Q
period 1996-09-30
WHIRLPOOL CORP /DE/
filed 1996-11-01
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996

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


                                       Yes  X .  No    .
                                           ---      ---


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Class of common stock             Shares outstanding at September 30, 1996
     ---------------------             ----------------------------------------

Common stock, par value $1 per share                   74,345,300

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                       Quarter Ended September 30, 1996



                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION
------------------------------

  Item 1. Financial Statements (Unaudited)

            Consolidated Condensed Statements
             of Earnings                                          3


            Consolidated Condensed Balance Sheets                 5


            Consolidated Condensed Statements
             of Cash Flows                                        7

            Notes to Consolidated Condensed
             Financial Statements                                 8

  Item 2. Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                 12


PART II - OTHER INFORMATION
---------------------------


  Item 6. Exhibits and Reports on Form 8-K                       18


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
THREE MONTHS ENDED September 30                                                 Supplemental Consolidating Data
                                                                       --------------------------------------------------
(millions of dollars except share data)    Whirlpool Corporation         Whirlpool with WFC         Whirlpool Financial
                                               (Consolidated)           on an Equity Basis           Corporation (WFC)
                                           ---------------------       ---------------------       ----------------------
                                             1996          1995          1996          1995          1996           1995
                                           -------       -------       -------       -------       -------        -------
REVENUES
Net sales                                  $2,155        $2,109        $2,155        $2,109        $    -         $    -
Financial services                             45            45             -             -            56             55
                                           ------        ------        ------        ------        ------         ------
                                            2,200         2,154         2,155         2,109            56             55

EXPENSES
Cost of products sold                       1,679         1,626         1,679         1,626             -              -
Selling and administrative                    405           380           383           358            33             32
Financial services interest                    18            16             -             -            20             20
Intangible amortization                         9             8             9             8             -              -
Restructuring costs                            30             -            30             -             -              -
                                           ------        ------        ------        ------        ------         ------
                                            2,141         2,030         2,101         1,992            53             52
                                           ------        ------        ------        ------        ------         ------

OPERATING PROFIT                               59           124            54           117             3              3

OTHER INCOME (EXPENSE)
Interest and sundry                            (1)           (2)           (1)           (4)            -              2
Interest expense                              (41)          (41)          (39)          (37)            -              -
                                           ------        ------        ------        ------        ------         ------

EARNINGS BEFORE TAXES AND
  OTHER ITEMS                                  17            81            14            76             3              5

Income taxes                                   19            30            18            29             1              1
                                           ------        ------        ------        ------        ------         ------

EARNINGS (LOSS) BEFORE EQUITY EARNINGS
  AND MINORITY INTERESTS                       (2)           51            (4)           47             2              4

Equity in WFC                                   -             -             1             2             -              -
Equity in affiliated companies                 20            15            20            15             -              -
Minority interests                              3            (2)            4             -            (1)            (2)
                                           ------        ------        ------        ------        ------         ------


NET EARNINGS                               $   21        $   64        $   21        $   64        $    1         $    2
                                           ======        ======        ======        ======        ======         ======

Per share of Common Stock:
  Primary earnings                         $ 0.28        $ 0.85
                                           ======        ======
  Cash dividends                           $ 0.34        $ 0.34
                                           ======        ======

See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
NINE MONTHS ENDED September 30                                             Supplemental Consolidating Data
(millions of dollars except share data)                              ----------------------------------------------
                                         Whirlpool Corporation        Whirlpool with WFC        Whirlpool Financial
                                             (Consolidated)           on an Equity Basis        Corporation (WFC)
                                          -------------------        --------------------       -------------------
                                           1996        1995           1996         1995          1996        1995
                                          -------     -------        -------      -------       -------     -------
REVENUES
Net sales                                 $ 6,397     $ 6,117        $ 6,397      $ 6,117       $    -      $    -
Financial services                            134         137             -            -            165         163
                                          -------     -------        -------      -------       -------     -------
                                            6,531       6,254          6,397        6,117           165         163

EXPENSES
Cost of products sold                       4,979       4,654          4,979        4,654            -           -
Selling and administrative                  1,216       1,180          1,154        1,114            93          92
Financial services interest                    50          49             -            -             58          58
Intangible amortization                        27          22             27           22            -           -
Restructuring costs                            30          -              30           -             -           -
                                          -------     -------        -------      -------       -------     -------
                                            6,302       5,905          6,190        5,790           151         150
                                          -------     -------        -------      -------       -------     -------
OPERATING PROFIT                              229         349            207          327            14          13


OTHER INCOME (EXPENSE)
Interest and sundry                            (2)         (2)            (8)         (10)            6           8
Interest expense                             (125)       (104)          (117)         (95)           -           -
                                          -------     -------        -------      -------       -------     -------
EARNINGS BEFORE TAXES AND
    OTHER ITEMS                               102         243             82          222            20          21

Income taxes                                   58          96             51           89             7           7
                                          -------     -------        -------      -------       -------     -------

EARNINGS BEFORE EQUITY EARNINGS
    AND MINORITY INTERESTS                     44         147             31          133            13          14

Equity in WFC                                  -           -              10           10            -           -
Equity in affiliated companies                 61          49             61           49            -           -
Minority interests                              6          (5)             9           (1)           (3)         (4)
                                          -------     -------        -------      -------       -------     -------


NET EARNINGS                              $   111     $   191        $   111      $   191       $    10     $    10
                                          =======     =======        =======      =======       =======     =======


Per share of Common Stock:
    Primary earnings                      $  1.48     $  2.55
                                          =======     =======
    Cash dividends                        $  1.02     $  1.02
                                          =======     =======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                              Supplemental Consolidating Data
                                                                       -----------------------------------------------------------
                                          Whirlpool Corporation           Whirlpool with WFC             Whirlpool Financial
                                             (Consolidated)               on an Equity Basis              Corporation (WFC)
                                       ----------------------------    -----------------------------   ---------------------------
                                       September 30,   December 31,    September 30,    December 31,   September 30,  December 31,
                                           1996          1995             1996           1995            1996          1995
                                       (Unaudited)     (Audited)       (Unaudited)      (Audited)      (Unaudited)     (Audited)
                                       -------------  -------------    -------------   -------------  -------------  -------------
ASSETS

CURRENT ASSETS

Cash and equivalents                   $   172        $   149         $   134         $   125        $    38        $    24
Trade receivables, less allowances
    (1996: $42; 1995: $39)               1,003          1,031           1,003           1,031              -              -
Financing receivables and leases,
  less allowances
    (1996: $13; 1995: $12)               1,453          1,086               -               -          1,453          1,086
Inventories                              1,027          1,029           1,027           1,029              -              -
Other current assets                       298            246             320             235              9             11
                                       -------        -------         -------         -------        -------        -------
TOTAL CURRENT ASSETS                     3,953          3,541           2,484           2,420          1,500          1,121


Investments and other assets               817            777           1,086           1,046              -              -
Financing receivables and leases,
  less allowances
    (1996: $32; 1995: $30)                 727            772               -               -            727            772
Intangibles, net                           882            931             882             931              -              -
                                       -------        -------         -------         -------        -------        -------
                                         2,426          2,480           1,968           1,977            727            772

Property, plant and equipment            3,802          3,662           3,779           3,638             23             24
Accumulated depreciation                (2,052)        (1,883)         (2,037)         (1,867)           (15)           (16)
                                       -------        -------         -------         -------        -------        -------
                                         1,750          1,779           1,742           1,771              8              8
                                       -------        -------         -------         -------        -------        -------
TOTAL ASSETS                           $ 8,129        $ 7,800         $ 6,194         $ 6,168        $ 2,235        $ 1,901
                                       =======        =======         =======         =======        =======        =======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                              Supplemental Consolidating Data
                                                                      ----------------------------------------------------------
                                          Whirlpool Corporation           Whirlpool with WFC             Whirlpool Financial
                                             (Consolidated)               on an Equity Basis              Corporation (WFC)
                                       ---------------------------    ----------------------------   ---------------------------
                                       September 30,  December 31,    September 30,   December 31,   September 30,  December 31,
                                           1996          1995             1996           1995            1996          1995
                                       (Unaudited)     (Audited)      (Unaudited)      (Audited)     (Unaudited)     (Audited)
                                       ------------   -----------     ------------    ----------     ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                          $ 2,085        $ 1,998         $   659         $   765        $ 1,426        $ 1,233
Accounts payable                         1,004            977             794             896            241             81
Other current liabilities                  843            854             839             844              4             10
                                       -------        -------         -------         -------        -------        -------
TOTAL CURRENT LIABILITIES                3,932          3,829           2,292           2,505          1,671          1,324

Long-term debt                           1,108            983           1,015             870             93            113
Postemployment benefits                    579            517             574             517              5              -
Other liabilities                          434            415             312             295            122            120
                                       -------        -------         -------         -------        -------        -------
                                         2,121          1,915           1,901           1,682            220            233

Minority interests                         171            179              96             104             75             75

STOCKHOLDERS' EQUITY
Common stock                                81             81              81              81              8              8
Paid-in capital                            237            229             237             229             26             26
Retained earnings                        1,898          1,863           1,898           1,863            237            234
Unearned restricted stock                   (8)            (8)             (8)             (8)             -              -
Currency translation adjustments           (67)           (53)            (67)            (53)            (2)             1
Treasury stock-at cost                    (236)          (235)           (236)           (235)             -              -
                                       -------        -------         -------         -------        -------        -------
TOTAL STOCKHOLDERS' EQUITY               1,905          1,877           1,905           1,877            269            269
                                       -------        -------         -------         -------        -------        -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 8,129        $ 7,800         $ 6,194         $ 6,168        $ 2,235        $ 1,901
                                       =======        =======         =======         =======        =======        =======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30
(millions of dollars)                                                                         Supplemental Consolidating Data
                                                                                      --------------------------------------------
                                                              Whirlpool Corporation    Whirlpool with WFC      Whirlpool Financial
                                                                 (Consolidated)        on an Equity Basis       Corporation (WFC)
                                                              --------------------    --------------------    --------------------
                                                                1996        1995        1996        1995        1996        1995
                                                              --------    --------    --------    --------    --------    --------
OPERATING ACTIVITIES
Net earnings                                                  $   111     $    191    $   111     $   191     $    10     $    10
Equity in net earnings of affiliated
  companies, less dividends received                              (54)         (31)       (54)        (31)          -           -
Equity in net earnings of WFC, net of dividend                      -            -         (3)        (10)          -           -
Depreciation and amortization                                     270          249        249         227          21          22
Provision for doubtful accounts                                    36           31          2           7          34          24
Restructuring spending                                            (24)         (65)       (24)        (65)          -           -
Change in receivables                                              11          (70)        11         (70)          -           -
Change in inventories                                             (14)         (86)       (14)        (86)          -           -
Change in payables                                               (103)         (25)      (105)        (61)          2          36
Other operating activities                                         90          (68)        88         (61)          2          (7)
                                                              -------     --------    -------     -------     -------     -------
CASH PROVIDED BY OPERATING ACTIVITIES                             323          126        261          41          69          85

INVESTING ACTIVITIES
Net additions to properties                                      (209)        (263)      (209)       (259)          -          (4)
Financing receivables originated and leasing assets purchased  (3,379)      (2,584)         -           -      (3,379)     (2,584)
Principal payments received on financing
  receivables and leases                                        3,067        2,410          -           -       3,067       2,410
Acquisition of businesses, less cash acquired                     (14)        (125)       (14)       (125)          -           -
Other investing activities                                        103          (23)        15           -          88         (23)
                                                              -------     --------    -------     -------     -------     -------
CASH USED FOR INVESTING ACTIVITIES                               (432)        (585)      (208)       (384)       (224)       (201)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                              13,986       11,668      5,031       4,839       8,955       6,829
Repayments of short-term borrowings                           (13,884)     (11,020)    (5,147)     (4,370)     (8,737)     (6,650)
Proceeds of long-term debt                                        297           70        297         111           -           -
Repayments of long-term debt                                     (162)         (63)      (124)        (60)        (38)        (44)
Repayments of non-recourse debt                                   (11)         (10)         -           -         (11)        (10)
Dividends                                                         (76)         (75)       (76)        (75)         (7)          -
Purchase of treasury stock                                         (1)         (35)        (1)        (35)          -           -
Other financing activities                                        (17)          (4)       (24)         (4)          7           -
                                                              -------     --------    -------     -------     -------     -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  132          531        (44)        406         169         125
                                                              -------     --------    -------     -------     -------     -------
INCREASE IN CASH AND EQUIVALENTS                                   23           72          9          63          14           9

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                       149           72        125          51          24          21
                                                              -------     --------    -------     -------     -------     -------
CASH AND EQUIVALENTS AT END OF PERIOD                         $   172     $    144    $   134     $   114     $    38     $    30
                                                              =======     ========    =======     =======     =======     =======

See notes to consolidated condensed financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 1996 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.


NOTE B--BUSINESS ACQUISITIONS

In October 1996, the Company plans to acquire the remaining minority interest in Whirlpool Tatramat for about $4 million.

In September 1996, the Company acquired 100% of Gentech Trading (Pty.) Ltd., a South African company, for about $25 million; $2 million of cash and $23 million of assumed debt. Renamed Whirlpool South Africa, the company manufactures refrigerators and markets manufactured and imported appliances under the Whirlpool and local KIC brand names. Gentech annual sales were about $100 million for its fiscal year 1995.

In May 1996, two of the Company's majority owned subsidiaries in India, Kelvinator of India ("KOI") and Whirlpool Washing Machines Limited ("WWML"), were merged and renamed Whirlpool of India ("WOI"). As part of the merger plan, the Company purchased an additional interest in WWML for $12 million in April 1996, resulting in a 56% interest in the combined entity, WOI.

During 1995, the Company expanded its presence in Asia by acquiring controlling interests in three existing manufacturing companies and establishing the following three new joint ventures.

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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

for about $90 million in cash. SMC annual sales were about $100 million for its fiscal year 1994.

In February 1995, the Company acquired a majority interest in KOI, a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in 1995. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. KOI annual sales were about $120 million for its fiscal year 1994.

In 1995 the Company's Chinese joint ventures included a $17 million majority interest in Beijing Whirlpool Snowflake Electric Appliance Co., Ltd. to produce refrigerators; a $16 million majority interest in Whirlpool Narcissus ("Shanghai") Co. Ltd. to produce washing machines; and a $5 million minority interest in Beijing Embraco Snowflake Compressor Co. Ltd. to produce compressors for refrigerators and air conditioners.

Pro forma consolidated operating results reflecting these acquisitions would not have been materially different from reported amounts. The acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the dates of acquisition.



NOTE C--INVENTORIES

Inventories consist of the following:


                                                 September 30     December 31
                                                     1996            1995
                                                 ------------     -----------
                                                    (millions of dollars)
Finished products                                  $  1,001         $   984
Raw materials and work in process                       266             278
                                                   --------         -------
  Total FIFO cost                                     1,267           1,262

Less excess of FIFO cost
  over LIFO cost                                        240             233
                                                   --------         -------
                                                   $  1,027         $ 1,029
                                                   ========         =======

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE D--AFFILIATED COMPANIES

Equity in the net earnings (loss) of affiliated companies is as follows:

                                                        Nine Months Ended
                                                          September 30
                                                        1996         1995
                                                      ---------------------
                                                      (millions of dollars)
Brazilian affiliates                                  $   67       $   52
Mexican affiliate                                         (8)          (5)
Other                                                      2            2
                                                      ------       ------
                                                      $   61       $   49
                                                      ======       ======


NOTE E--RESTRUCTURING COSTS

Restructuring costs in the third quarter of 1996 consist of the following (in millions):

Cash costs:
 Employee severance and related payments              $    9
 Lease termination and other costs                         3
                                                      ------
  Total cash costs                                        12


Non-cash costs:
 Asset write-downs                                        18
                                                      ------
                                                      $   30
                                                      ======

Restructuring costs of $18 million relate to the streamlining of a North American refrigerator manufacturing operation in order to achieve greater efficiencies and lower manufacturing costs for specific refrigerator models.

Restructuring costs of $12 million relate to the transfer of Asian research and engineering operations from the regional center to the manufacturing locations and the relocation of Whirlpool Asia headquarters to Hong Kong.

The Company expects to pay about $9 million of the cash costs in 1996 and the remainder in 1997, principally for the severance of about 850 employees.

Total after-tax charges are $19 million or $.25 per share.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F--GEOGRAPHIC SEGMENTS


(millions of dollars)

                                                                        Major
Three Months           North                            Other and        Home
Ended September 30    America    Europe     Asia     (Eliminations)   Appliances
--------------------------------------------------------------------------------
Sales

1996                  $  1,389   $   656     $  116    $         (6)   $  2,155
1995                  $  1,335   $   632     $   99    $         43    $  2,109


Operating Profit (Loss)

1996                  $     89   $    (4)    $  (30)   $         (1)   $     54
1995                  $    105   $    22     $  (12)   $          2    $    117




                                                                        Major
Nine Months            North                            Other and        Home
Ended September 30    America    Europe     Asia     (Eliminations)   Appliances
--------------------------------------------------------------------------------
Sales

1996                  $  4,172   $ 1,895     $  361    $        (31)   $  6,397
1995                  $  3,860   $ 1,873     $  239    $        145    $  6,117


Operating Profit (Loss)

1996                  $    300   $   (32)    $  (56)   $         (5)   $    207
1995                  $    253   $    99     $  (35)   $         10    $    327

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine months ended September 30, 1996 and 1995. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the Company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
--------

Revenues increased 2% for the third quarter and 4% for the first nine months compared to the prior year periods. North American product shipments were flat in the third quarter with sales up 2% while product shipments for the first nine months were up 4% and sales up 5% in an industry that has been up 4% for the first nine months. North American sales improvements in the third quarter were due to pricing and a combination of pricing and volume for the first nine months. North American industry-wide shipments are currently expected to be up about 3% for the full year over 1995. European unit volumes were up 10% in the third quarter and 9% for the first nine months while the industry was down about 2% for the first nine months. European sales increased 2% for the third quarter and were essentially flat for the first nine months; however, excluding the effects of currency fluctuations, sales were up 5% for the third quarter and up 2% for the first nine months. Sales growth in Europe reflects the significant volume increases partially offset by consumer preference toward lower priced brands and products and unfavorable currency impact with no substantial price increases for the first nine months of 1996. For the remainder of the year, European industry-wide shipments are currently expected to be down about 2% compared with last year. A continuing difficult economic and industry environment in Europe make near-term prospects for improved regional economic and industry performance uncertain. WFC financial services revenues increased 2% for the third quarter and 1% for the first nine months primarily due to earnings from their inventory financing portfolio.

Expenses
--------

The relationship of cost of products sold to net sales deteriorated by about one percentage point for the third quarter and by about two percentage points for the nine month period compared to 1995. North American margins were up for both periods due to realized price increases early in the year, moderating material costs and effective cost control as well as volume growth for the nine month period. European margins were down for both periods due to customers shifting to lower margin brands and products, currency fluctuations, lower than expected margin realization on new products and stagnant pricing in the marketplace.

Appliance selling and administrative expenses as a percent of net sales increased by about one percentage point for the third quarter and were essentially flat for the first nine months compared to 1995. North American expenses as a percent of net sales increased for the third quarter compared to the prior year period due primarily to higher selling costs, partially offset by tight control over

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

advertising. The comparable percentage for the first nine months was essentially flat. European expenses as a percent of sales decreased for both periods compared to 1995 due primarily to lower selling costs, tight control over other spending and accrual adjustment to reflect lower employee compensation and other expenses. Europe also benefited from cost reductions stemming from its restructuring efforts executed during 1995. WFC financial services expenses as a percent of the related revenue were flat for both periods.

Restructuring costs of $30 million in the third quarter of 1996 consist of charges to streamline a North American refrigeration operation and Whirlpool's Asian headquarters. The restructuring is expected to result in annual cost savings of $37 million when fully implemented.

Other Income and Expense
------------------------

The reduced expense in appliance interest and sundry for both the quarter and the first nine months compared to the prior year is due primarily to interest income.

Appliance interest expense was up slightly in the third quarter but up substantially for the first nine months compared to prior year periods. The increases reflect higher borrowing levels during 1995 to fund acquisitions, a greater portion of long-term debt and working capital needs, partially offset by lower interest rates.

Income Taxes
------------

The consolidated provision for income taxes as a percent of earnings before income taxes and other items was 57% for the first nine months of 1996 compared to 40% in 1995 and 110% in the third quarter 1996 compared to 38% in 1995. The higher effective tax rate is primarily due to the impact of increased nondeductible intangible amortization on a lower level of pretax earnings, higher unbenefited losses in Asia and unfavorable mix of pre-tax earnings and losses by country. The first nine months effective tax rate for 1996 represents the current estimate of the full year effective tax rate. The third quarter 1996 effective tax rate reflects substantial catch-up adjustments for the first half previously recorded at a lower estimated full year rate.

Equity in Affiliated Companies
------------------------------

Equity earnings in affiliated companies were $20 million in the third quarter of 1996 compared to $15 million in 1995 and $61 million for the first nine months of 1996 compared to $49 million in the prior year period.

The Company's Brazilian affiliates generated equity earnings of $20 million in the third quarter and $67 million in the first nine months of 1996 compared to $15 million and $52 million in 1995, reflecting significant growth in the Brazilian appliance industry over 1995 levels, largely driven by improved availability of consumer credit and lower interest rates. Results for the first nine months of 1995 were favorably affected by certain tax credit benefits.

The Company's Mexican affiliate broke even for the third quarter of 1996 compared to a $1 million equity loss generated in 1995 and losses of $8 million and $5 million for the first nine months of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

1996 and 1995. This performance resulted from higher shipment volumes in spite of industry declines in Mexico as well as lower financing costs partially offset by foreign exchange losses as compared with gains in 1995. The Mexican affiliate began benefiting from reduced financing costs following a refinancing at the end of the second quarter.

Economic volatility and changes in government economic policy (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region. The outlook in these regions remains uncertain.

Net Earnings
------------

Third quarter net earnings were $21 million or $.28 per share compared to net earnings of $64 million or $.85 per share in 1995. First nine months net earnings were $111 million or $1.48 per share compared to net earnings of $191 million or $2.55 per share in 1995. Results for the 1996 periods include after-tax restructuring costs of $19 million, or $.25 per share. Excluding the impact of restructuring, third quarter net earnings are $40 million or $.53 per share and $130 million or $1.73 per share for the first nine months.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 1996 and 1995 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The Company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash generated by operating activities in the first nine months was $323 million in 1996 compared to $126 million in 1995. The current year cash generation reflects reduced accounts receivable and inventory levels, lower restructuring spending and favorable changes in other operating accounts primarily due to increased accrued expenses as compared to last year, partially offset by lower earnings and payable levels than in 1995.

Investing Activities
--------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions for the first nine months were $209 million in 1996 compared to $263 million in 1995. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Investment in the financial services business resulted in a net $312 million use of cash in 1996 compared to a net $174 million use of cash in 1995 reflecting the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

expansion of WFC's inventory financing portfolio partially offset by the continuing liquidation of WFC's discontinued investment portfolios and the liquidation of a portion of the consumer financing portfolio.

In October 1996, the Company plans to acquire the remaining minority interest in Whirlpool Tatramat for about $4 million.

In September 1996, the Company acquired 100% of Gentech Trading (Pty.) Ltd., a South African company, for about $25 million; $2 million of cash and $23 million of assumed debt. Renamed Whirlpool South Africa, the company manufactures refrigerators and markets manufactured and imported appliances under the Whirlpool and local KIC brand names. Gentech annual sales were about $100 million for its fiscal year 1995.

In May 1996, two of the Company's majority owned subsidiaries in India, Kelvinator of India ("KOI") and Whirlpool Washing Machines Limited ("WWML"), were merged and renamed Whirlpool of India ("WOI"). As part of the merger plan, the Company purchased an additional interest in WWML for $12 million in April 1996, resulting in a 56% interest in the combined entity, WOI.

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

In February 1995, the Company acquired a majority interest in KOI, a manufacturer and marketer of refrigerators, for about $116 million in cash funded principally in 1995. As the transaction involved an issue of new KOI shares, most of the purchase price was invested as equity in KOI in support of planned plant and product line expansion. KOI annual sales were about $120 million for its fiscal year 1994.

The Company's new Chinese joint ventures included a $17 million majority interest in Beijing Whirlpool Snowflake Electric Appliance Co., Ltd. to produce refrigerators; a $16 million majority interest in Whirlpool Narcissus ("Shanghai") Co. Ltd. to produce washing machines; and a $5 million minority interest in Beijing Embraco Snowflake Compressor Co. Ltd. to produce compressors for refrigerators and air conditioners.

Financing Activities
--------------------

Dividends to shareholders totaled $76 million for the first nine months of 1996 compared to $75 million in 1995.

The Company's borrowings increased by $226 million during the first nine months of 1996, excluding the effect of currency fluctuations, primarily to fund property additions, seasonal working

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

capital needs and the additional investment in the financial services business. In July 1996, the Company sold $244 million of 7 3/4% debentures maturing in 2016 and used the proceeds to pay off short term borrowings.

In December 1994, the Company announced plans to repurchase up to five percent of the outstanding shares of common stock. The treasury shares will be used in employee stock-option, retirement and other compensation programs and for general corporate purposes. Through the end of September 1996, the Company had repurchased approximately 966,000 shares for $51 million.


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the Company remains strong as evidenced by the September 30, 1996 balance sheet. The Company's total assets are $8.1 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio at September 30, 1996 was up compared to December 31, 1995. The appliance business debt to invested capital ratio net of cash ("debt ratio") was flat with the 43% reported at the end of 1995. The financial services debt to invested capital ratio increased from 79% to 81% due primarily to higher borrowings to support growth in the inventory financing portfolio. The Company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poors and Duff & Phelps.


WFC's financing portfolio by business segment is as follows (in millions):

             September 30, 1996   December 31, 1995
           --------------------   -----------------

Inventory        $1,271      58%      $  857     46%
Consumer            429      20          531     29
Aerospace           436      20          411     22
Other                44       2           59      3
                 ------     ---       ------    ---

                 $2,180     100%      $1,858    100%
                 ======     ===       ======    ===


The aerospace portfolio is generally secured by newer (Stage III) aircraft on lease to various international airlines. Although the commercial airline industry seems to be stabilizing, the near-term outlook remains uncertain. Management believes the aerospace portfolio carrying value is appropriate. The Company is continuing to phase out of aerospace lending activities. The increase in the aerospace portfolio as of September 30, 1996 is a result of WFC purchasing the senior debt position on one aircraft in order to include it in the resecuritization of several other aircraft. The securitization has been completed and the aircraft will be rolled into it once a lease is in place, which is expected to occur prior to year end, resulting in a $50 million reduction in the portfolio.

The Company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:


                                 Third Quarter             Better/(Worse)             Nine Months             Better/(Worse)
                            -----------------------   -----------------------   -----------------------   -----------------------
                               1996         1995          $            %           1996         1995          $            %
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
North America               $    1,360   $    1,335   $       25          2 %   $    4,075   $    3,860   $      215         6  %
Europe                             633          624            9          1          1,831        1,825            6         -
Asia                               101           91           10         11            318          247           71        29
Latin America                       63           61            2          3            180          189           (9)       (5)
Other                               (2)          (2)           -          -             (7)          (4)          (3)       75
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total Appliance Business    $    2,155   $    2,109   $       46          2 %   $    6,397   $    6,117   $      280         5  %
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Operating Profit by Business Unit was as follows:


                                 Third Quarter             Better/(Worse)             Nine Months             Better/(Worse)
                            -----------------------   -----------------------   -----------------------   -----------------------
                               1996         1995          $            %           1996         1995          $            %
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
North America               $      138   $      132   $        6          5 %   $      416   $      341   $       75        22  %
Europe                              (2)          23          (25)      (109)           (27)         101         (128)     (127)
Asia                               (19)         (13)          (6)       (46)           (45)         (36)          (9)      (25)
Latin America                        2            4           (2)       (50)             4           18          (14)      (78)
Restructuring                      (30)           -          (30)       N/M            (30)           -          (30)      N/M
Other                              (35)         (29)          (6)       (21)          (111)         (97)         (14)      (14)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Appliance Business    $       54   $      117   $      (63)       (54)%   $      207   $      327   $     (120)      (37) %
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

For commentary regarding performance in North America and Europe, refer to Results of Operations. Asia had significant sales growth as compared to the prior year periods due primarily to acquisitions in 1995. The planned quarterly and first nine months operating losses in the region were higher than those sustained in the prior periods as the region continues to solve manufacturing, marketing and distribution issues particularly in China. Restructuring activities relating to the region's headquarters announced in August, are expected to improve the company's long-term cost competitiveness and profitability in the region. The restructuring involves the transfer of Asian research and engineering operations to manufacturing locations and regional technology centers, and the relocation of the headquarter functions to Hong Kong. Latin America includes Whirlpool Argentina and the South American Sales Company (SASCO). Results in Argentina continued to be adversely affected by a depressed appliance industry, driven by the sluggish Argentine economy and a tight credit situation limiting customer and retailer financing resources. SASCO results were down significantly due primarily to economic deterioration in its key markets and the termination of certain distributors. Meaningful recovery in industry activity and company performance in the Argentine or SASCO markets is not expected to occur during 1996.

                          PART II. OTHER INFORMATION
                          --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1996



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.   The following are included herein:

     (11)  Computation of earnings per share

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended September 30, 1996:

     1. A Current Report on Form 8-K dated July 16, 1996, pursuant to Item 5, "Other Events", concerning the Company's second quarter and first half earnings for 1996.

     2. A Current Report on Form 8-K dated September 27, 1996, pursuant to Item 5, "Other Events," concerning the Company's announcement of lowered expectations for third quarter operating results compared with the prior year period, caused primarily by a continued difficult economic and industry environment in Europe. The Company has concurrently lowered its expectations for full-year operating results.

     The Company also announced that it will take a restructuring charge of about $30 million that will reduce net earnings in the third quarter. The charge is for the previously announced streamlining of the Company's Asian headquarters and a North American refrigeration operation.

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



November 1, 1996