Form 10-K405
period 1996-12-31
WHIRLPOOL CORP /DE/
filed 1997-03-21
CIK 106640

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

                  For the fiscal year ended December 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-3932

                             WHIRLPOOL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              38-1490038
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

    2000 NORTH M-63, BENTON HARBOR,                  49022-2692
                MICHIGAN                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (616) 923-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
               TITLE OF CLASS                            ON WHICH REGISTERED
               --------------                           ---------------------
   Common stock, par value $1.00 per share             Chicago Stock Exchange
                                                       New York Stock Exchange
         7 3/4% Debentures due 2016                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K X .
                            ---

  The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and elected officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on March 3, 1997, was $3,682,350,173.

  On March 3, 1997, the registrant had 74,842,729 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                                   PART OF FORM 10-K INTO
                              DOCUMENT                               WHICH INCORPORATED
                              --------                             ----------------------
   The Company's annual report to stockholders for the year ended
    December 31, 1996                                                Parts I, II and IV
   The Company's proxy statement for the 1997 annual meeting of
    stockholders (SEC File No. 1-3932)                                    Part III

                           EXHIBIT INDEX ON PAGE:**

                           TOTAL NUMBER OF PAGES:***
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                              RECENT DEVELOPMENTS

                                 NORTH AMERICA

  In July 1996, the Company announced that following an evaluation by Sears Roebuck and Co. ("Sears"), the Company's largest trade customer, Sears would continue its business with the Company. In addition to providing laundry products, dishwashers, refrigerators, trash compactors and air control products under Sears' KENMORE and SEARS brand names, the Company will continue to sell KITCHENAID and WHIRLPOOL brand appliances through Sears' Brand Central outlets.

  In early 1996, the Company began production of gas and electric cooking ranges at a new facility in Tulsa, Oklahoma and small appliances at a new small appliance manufacturing facility in Greenville, Ohio.

                                    EUROPE

  In October 1996, the Company acquired the remaining minority (28%) equity interest in Whirlpool Tatramat (in the Republic of Slovakia) it did not already own for a purchase price of approximately $4 million.

  In September 1996, the Company acquired Gentech Trading Ltd. ("Gentech"), one of the largest appliance distributors and manufacturers in South Africa, from Power Technologies Group of Johannesburg, South Africa for a purchase price of approximately $27 million, consisting of $2 million in cash and $25 million in assumed liabilities. Gentech, renamed Whirlpool South Africa, manufactures refrigerators and markets manufactured and imported appliances under the WHIRLPOOL and local KIC brand names. Gentech's annual sales were about $100 million for its fiscal year 1995.

                                     ASIA

  During 1996, the Company closed its Whirlpool Asia research and engineering center in Singapore to more effectively use global technological product development resources, including existing technology centers located in the United States and Europe, to develop products for the Asia market. At the same time, the Company consolidated and relocated its Singapore regional headquarters to Hong Kong to achieve greater proximity to the majority of the Company's business in Asia.

  In November 1996, Whirlpool of India signed a memorandum of understanding ("MOU") with Tecumseh Products Company of the USA ("Tecumseh"), a global manufacturer of compressors, to sell WOI's compressor division and related facilities at Faridabad and Ballabhgarh, India. Under the terms of the MOU, Tecumseh would enter into a long-term supply agreement with the Company pursuant to which the Company would be required to purchase and Tecumseh would be required to sell compressors to the Company. The agreement is contingent upon receiving all necessary government and regulatory approvals and the transaction is expected to be finalized during 1997.

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

  During 1996, the Company's U.S. operations sold product into Canada, Mexico, Latin America, Asia, Europe, Africa and the Middle East. However, export sales by the Company's U.S. operations were less than 10 percent of gross revenues.

  For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (the "Annual Report"), which information is incorporated herein by reference.

                             PRODUCTS AND SERVICES

  The Company manufactures and markets a full line of major home appliances and related products for home and commercial use and provides certain inventory, consumer, and other financial services. The Company's principal products and financial services are as follows:

 Major Home Appliances:

    Home laundry appliances: automatic and semi-automatic washers; automatic dryers; coin-operated laundry machines; and stacked washer-dryer units.

    Home refrigeration and room air conditioning equipment: refrigerator-freezers; upright and chest freezers; room air conditioners; dehumidifiers; and residential, commercial, and component ice makers; compact refrigerators; and wine coolers.

    Home cooking appliances: free-standing and set-in ranges; built-in ovens and surface cooking units; microwave ovens; countertop cooking units; and range hoods.

    Small household appliances: stand mixers; hand mixers; food processors; blenders; and toasters.

    Other home appliances, products and services: dishwashers; residential trash compactors; food waste disposers; hot water dispensers; water filtration products; oil radiators; water heaters; kitchen sinks; component parts; replacement parts, repair services and warranty contracts; and product kits.

 Financial Services:

    Whirlpool Financial Corporation ("WFC") provides inventory financing and factoring services, including stocking and display programs for retailers and distributors that market products manufactured by the Company in North America and various countries in Europe, Latin America and Asia plus other manufacturers of consumer durables in the United States and Canada. It also provides consumer financing services for retail sales in the United States, principally through Whirlpool Financial National Bank ("WFNB") which offers consumer credit card programs and in India through Whirlpool Apple Consumer Credit Pvt. Ltd., a joint venture between a subsidiary of WFC and Apple Industries Limited. WFC continues to phase out its aerospace financing and leasing portfolios.

  The Company purchases a portion of its product requirements from other manufacturers for resale by the Company. The Company purchases some of its requirements of twin tub washers, and all of its requirements of certain cooking products, range hoods, food waste disposers, upright and chest freezers (North America only), wine coolers, food processors and certain other miscellaneous products from other manufacturers for resale by the Company.

  For certain information with respect to each class of similar products which accounted for 10 percent or more of the Company's consolidated revenue in 1996, 1995, and 1994, see "Revenue Information" in the Annual Report, which information is incorporated herein by reference.

  The Company has been the principal supplier of home laundry appliances to Sears for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and dehumidifiers and a major supplier to Sears of dishwashers, room air conditioners, and home refrigeration equipment. The Company also supplies Sears with certain other products for which the Company is not currently a major supplier. Sales of such other products to Sears are not significant to the Company's business. The Company supplies products to Sears for sale under Sears' KENMORE and SEARS brand names. Sears has also been a major outlet for the Company's WHIRLPOOL and KITCHENAID brand appliances since 1989. As previously noted under the caption "Recent Developments," the Company announced that following an evaluation by Sears of its home appliance suppliers, Sears would retain it business relationship with the Company.

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

  In Europe, Whirlpool Europe markets and distributes its major home appliances through regional networks under the WHIRLPOOL, BAUKNECHT, IGNIS, and LADEN brand names. In certain Eastern European countries, products bearing the WHIRLPOOL and IGNIS brand names are sold through independent distributors. Whirlpool Europe also has company-owned sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, and Morocco and a representative office in Russia. Whirlpool Europe has a subsidiary in South Africa through which it markets products under the WHIRLPOOL and KIC brand names.

  Whirlpool Europe also sells products carrying the WHIRLPOOL, BAUKNECHT, IGNIS, ALGOR, and FIDES brand names to the Company's wholly-owned sales companies in Asia and/or Latin America (Whirlpool Asia Appliance Group and the Latin America Appliance Group) and to independent distributors and retailers in Africa and the Middle East.

  In Asia, the Company markets and distributes its major home appliances through three operating regions: the Greater China region, based in Hong Kong, which includes the Peoples Republic of China and Hong Kong; the South Asia region, based in Delhi, which includes India, Pakistan, and other surrounding markets; and the Asia Pacific Sales region, based in Singapore, which includes Southeast Asia, Japan, Korea, the Philippines, Thailand, Taiwan, Australia, and New Zealand. The Company markets and sells its products in Asia under the WHIRLPOOL, KITCHENAID, ROPER, IGNIS, BAUKNECHT, and RAYBO brand names as well as under the SMC, NARCISSUS and SNOWFLAKE brand names (owned by its joint venture partners and used under license). At the end of 1996, the Company discontinued its licensed use of the KELVINATOR OF INDIA name and the KELVINATOR brand for refrigerators. The Company also discontinued its licensed use of the TVS brand name effective beginning in 1997.

                        WHIRLPOOL FINANCIAL CORPORATION

  WFC provides diversified financial services to businesses and consumers throughout the United States and Canada and factoring, inventory and display financing activities in Europe, Mexico, Argentina, India and Thailand. WFC conducts its business through three divisions: the Inventory Finance Division, which provides floorplan financing and display programs to retailers in the United States and Canada; the Consumer Finance Division, which provides installment financing and, through WFNB, WFC's credit card bank, consumer credit card programs in the United States; and the International Division, operated through Whirlpool Financial Corporation International and its subsidiaries, Whirlpool Financial Latin America Inc. and Whirlpool Financial Corporation Overseas, wholly-owned subsidiaries of WFC, which provide factoring, inventory and display financing for retailers of products of Whirlpool Europe, Whirlpool Argentina, Vitromatic, Whirlpool's joint venture company in Mexico, Whirlpool India, and Whirlpool Thailand. Inventory financing represents the largest segment of WFC's business, providing services for manufacturers, distributors, and retailers in the appliance, consumer electronics, outdoor power equipment, residential heating and cooling equipment, and music industries. As previously mentioned, WFC is phasing-out its aerospace financing and leasing portfolios.

                                  COMPETITION

  The major home appliance business is highly competitive. The Company believes that, in terms of units sold annually, it is the largest U. S. manufacturer of home laundry appliances and one of the largest United States manufacturers of home refrigeration and room air conditioning equipment and dishwashers. The Company estimates that during 1996 with respect to United States manufacturers, there were approximately five manufacturers of home laundry appliances, 10 manufacturers of room air conditioning equipment, five manufacturers of home refrigeration equipment, and four manufacturers of dishwashers. Competition in the North American major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion.

  The Company believes that Whirlpool Europe, in terms of units sold annually, is one of the three largest manufacturers and marketers of major home appliance products in Europe. The Company estimates that during 1996 there were approximately 35 European manufacturers of major home appliances, the majority of which manufacture a limited range of products for a specific geographic region. In recent years, there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that this trend will continue. The Company believes that, with Whirlpool Europe, it is in a favorable position relative to its competitors because it has an experienced European sales network, balanced sales throughout the European market under well-recognized brand names, manufacturing facilities located in different countries, and the ability to customize its products to meet the specific needs of diverse consumer groups. Competition in the European major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. With respect to microwave ovens, European manufacturers face competition from manufacturers in Asia, primarily Japan and South Korea.

  In Asia, the major domestic appliance market is characterized by rapid growth and is dominated primarily by Asian diversified industrial manufacturers whose significant size and scope of operations enable them to achieve economies of scale. Products imported from Europe and North America have a significant presence in some Asian markets. The Company estimates that during 1996 there were approximately 50 manufacturers of major home appliances competing in the Asian market. Competition in the Asian home appliance market is based on a wide variety of factors, including principally local production capabilities, product features, price, product quality, and performance.

  The Company believes that, together with its Brazilian affiliates, it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names such as WHIRLPOOL and the BRASTEMP and CONSUL brand names (owned by its Brazilian affiliate and used under license) to meet the specific requirements of consumers in the region. The Company estimates that during 1996 there were approximately 65 manufacturers of home appliances in the region. Competition in the Latin American home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. In Latin America there are trends toward privatization of government-owned businesses and a liberalization of investment and trade restrictions. In addition the Company's majority-owned sales company exports products to the Latin American market under the ALGOR, FIDES, and IGNIS brand names.

  As a result of its global expansion, the Company believes it may have a competitive advantage by reason of its ability to share engineering capabilities across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

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

                                   EMPLOYEES

  The Company and its consolidated subsidiaries had approximately 48,000 employees as of December 31, 1996.

                               OTHER INFORMATION

  The Company owns minority equity interests in certain Brazilian manufacturers of major home appliances and components (Multibras and Embraco) and has a controlling interest in a sales and marketing joint venture (the South American Sales Company) with Multibras. The Company has a significant minority equity interest in a major manufacturer of kitchen furniture in Germany which is also a major trade customer of the Company. The Company also has a majority interest in a joint venture company in Argentina which manufactures home appliances for sale and distribution in its home and surrounding markets. In China, the Company has majority interests in joint venture companies that manufacture microwave ovens, refrigeration products, air conditioners and automatic washing machines for sale and distribution in their home countries and for export. In India, the Company has a majority interest in a company that produces refrigeration products and washing machines for the Indian market and for export to the rest of Asia. The Company also has minority equity interests in a Mexican manufacturer of home appliances and components and a Taiwanese marketer and distributor of home appliances. In China, the Company has a minority equity interest in a compressor manufacturing joint venture between its Brazilian affiliate and a company in China which manufactures refrigeration products and is a joint venture affiliate of the Company. For additional information regarding the Company's affiliated companies, see the discussion contained under Note 5 of the Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference. In addition, the Company furnishes engineering, manufacturing and marketing assistance to certain foreign manufacturers of home laundry and refrigeration equipment and other major home appliances for negotiated fees.

  The Company's interests outside the United States and Western Europe are subject to risks which may be greater than or in addition to those risks currently present in the United States and Western Europe. Such risks may include high inflation, the need for governmental approval of and restrictions on certain financial and other corporate transactions and new or continued business operations, government price controls, restrictions on the remittance of dividends, interest, royalties, and other payments, and the convertibility of local currencies, restrictions on imports and exports, duties, political and economic developments and instability, the possibility of expropriation, uncertainty as to the enforceability of commercial rights and trademarks, and various types of local participation in ownership. In Brazil, the Company's minority equity interests earned profits in 1995 and 1996 due to lower interest rates, availability of consumer credit, higher purchasing power in certain market segments, cost control, productivity improvements, and an increase in consumer demand. However, issues such as economic volatility and exchange rate changes continue to affect consumer purchasing power and the appliance industry as a whole.

  The Company is generally not dependent on any one source for raw materials or purchased components essential to its business. In those areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment, although some unanticipated costs may be incurred in transitioning to a new supplier where a prior single supplier is abruptly terminated. While there are pricing pressures on some materials and significant demand for certain components, it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

  Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and the U.S. and foreign registrations thereof. The most important for its North American operations are the trademarks WHIRLPOOL, KITCHENAID, ROPER, and INGLIS. Whirlpool Europe, through its subsidiaries, is also the owner of a number of trademarks and the foreign registrations thereof. The most important trademarks owned by Whirlpool Europe are BAUKNECHT, IGNIS, and LADEN. The most important trademark for the Company's European, Asian and Latin American operations is WHIRLPOOL. The most important trademark licensed to the Company's subsidiaries is the trademark PHILIPS and the PHILIPS shield emblem, which can be used exclusively on major home appliances by such subsidiaries until July 31, 1998. In the event of a change in control of the Company, Philips ("Philips") has the option to terminate the use by the Company's subsidiaries of the trademark PHILIPS and the PHILIPS shield emblem. Pursuant to the agreement whereby the Company purchased most of Whirlpool Europe's business from Philips, except for certain limited exceptions and subject to certain phase-out provisions, neither Philips nor any subsidiary of Philips may engage directly or indirectly in the major domestic appliance business anywhere in the world until July 31, 1998.

  The Company believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others. In the United States, room air conditioners and dehumidifiers are generally produced and sold heavily in the first half of each year. Refrigerators have a seasonal increase in production and sales from May through September. Portable appliances and microwave ovens tend to sell more heavily in the second half of each year. In Europe, clothes dryers are sold more heavily in the winter. In Asia, with the exception of India, refrigerators tend to sell more heavily in summer, while demand for washers is greater in winter. In India, refrigerators and washers sell more frequently in the fall and winter months. Air conditioners are sold more heavily in the summer in Asia. In South America, refrigerators and room air conditioners sell more heavily in the second half of the year.

  Backlogs of the Company's products are filled and renewed relatively frequently in each year and are not significant in relation to the Company's annual sales. However, with respect to Asia, marked seasonality of certain product sales as noted above, combined with less efficient modes of distribution in that region, can result in significant inventory backlogs.

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

  The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses attributable to compliance with such provisions worldwide amounted to approximately $78 million in 1994, $58 million in 1995 and $50 million in 1996. The Company anticipates that such capital expenditures and expenses will aggregate approximately $52 million in 1997. Much of the decrease from 1994 to 1996 is attributable to the phaseout of CFCs and is associated with the elimination of taxes on chloroflourocarbons ("CFCs") (which were eliminated from the Company's products in the United States prior to December 31, 1995). The Company is using a global environmental management process to assist in achieving its goals of producing environmentally compatible products, better integrating environmental considerations into the Company's product design and employee training, improving the Company's ability to report and monitor its management of environmental, health and safety affairs, and reducing its worldwide emissions of certain chemicals.

  The entire United States home appliance industry, including the Company, must contend with adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phaseout of CFCs used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Enactment of Federal energy standards is uncertain at this time due to funding and rulemaking restrictions being considered for the Department of Energy by the U.S. Congress. Compliance with these various standards as they become effective will require some product redesign.

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

  The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of so-called "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters. The Company has completed environmental assessments of its European facilities acquired as a result of the Company's purchase of the Major Domestic Appliance division of Philips. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters. The Company is also in the process of evaluating several recently acquired facilities in India and China. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition from the environmental condition of these facilities.

  The following table sets forth the names of the Company's executive officers at December 31, 1996, the positions and offices with the Company held by them at such date, the year they first became officers, and their ages at December 31, 1996:

                                                           FIRST BECAME
          NAME                       OFFICE                 AN OFFICER        AGE
          ----                       ------                ------------       ---
   David R. Whitwam       Director, Chairman of the            1983           54
                           Board and Chief Executive
                           Officer
   William D. Marohn      Director, President and              1984           56
                           Chief Operating Officer
   John P. Cunningham     Executive Vice President             1995           59
                           and Chief Financial
                           Officer
   Jeff M. Fettig         Executive Vice President             1993           39
   Ralph F. Hake          Executive Vice President             1988           47
   Robert D. Hall         Executive Vice President             1992           48
   Ronald L. Kerber       Executive Vice President             1991           53
   P. Daniel Miller       Executive Vice President             1991           47

  Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1997 and until his successor is chosen and qualified or until his earlier resignation or removal.

  Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for:

   NAME                     COMPANY/POSITION                      PERIOD
   ----                     ----------------                      ------
John P.      Maytag Corporation                             1/94 through 12/95
 Cunningham  Chief Financial Officer
                                                            12/66 through 12/93
             IBM
             Vice President and Assistant General Manager--
             Main Frame Division (last title held)

ITEM 2. PROPERTIES.

  The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 1996, the principal manufacturing and service operations of the Company were carried on at 32 locations worldwide, 20 of which are located in 10 countries outside the United States. The Company occupied a total of approximately 35 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 10 million square feet of such space is occupied under lease. In general, all such facilities are well maintained, suitable equipped, and in good operating condition. In 1996, manufacturing plants in Tulsa, Oklahoma, and Greenville, Ohio, were completed and became fully operational.

ITEM 3. LEGAL PROCEEDINGS.

  As of, and during the quarter ended, December 31, 1996, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, and the London Stock Exchange.

  At March 3, 1997, the number of holders of record of the Company's common stock was approximately 10,904.

  High and low sales prices (as reported on the New York Stock Exchange composite tape) and cash dividends declared and paid for the Company's common stock for each quarter during the years 1995 and 1996 are set forth in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, which is herein incorporated by reference.

  In December 1996, Whirlpool Financial Corporation issued 250,000 shares of Series C redeemable cumulative preferred stock for an initial price of $100 per share. Goldman, Sachs & Co. ("Goldman") was the initial purchaser of all of the shares of the Series C preferred stock and such shares were purchased by Goldman and sold by the Company pursuant to a purchase agreement (the "Purchase Agreement") between Goldman and the Company. Pursuant to the terms and conditions of the Purchase Agreement, Goldman made the representation that it was purchasing the Series C shares in reliance on Rule 144A under the Securities Act and that any resale of such Series C shares would be made to institutional "accredited investors" (within the meaning of Rule 501(a)(1), (2), (3) or (7) under the Act (Regulation D)). Goldman received $218,750 in fees, deducted from the offering proceeds, for its services in connection with the issuance of the Series C preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the five years ended December 31, 1996 with respect to the following line items shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report is incorporated herein by reference and made a part of this report: Total revenues; earnings from continuing operations before accounting change; earnings from continuing operations before accounting change per share of common stock; dividends paid per share of common stock; total assets; and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, and earnings of foreign affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Management's Discussion and Analysis of Results of Operations and Financial Condition in the Annual Report is incorporated herein by reference and made a part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1996 and 1995 is set forth in
Note 16 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to directors of the Company is incorporated herein by reference to the information under the caption "Directors and Nominees for Election as Directors" in the Company's proxy statement for the 1997 annual meeting of stockholders (SEC File No. 1-3932) (the "Proxy Statement"). Information with respect to executive officers of the Company is set forth in
Part I of this report.

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

  (b) Reports on Form 8-K filed during the fourth quarter of 1996.

    1. None.

  (c) Exhibits.

    1. The following exhibits are included herein:

      (11) Computation of per share earnings.

      (12) Computation of the ratios of earnings to fixed charges.

      (27) Financial Data Schedule.

      (99) Audited Consolidated Financial Statements of Multibras S.A. Electrodomesticos and subsidiaries.

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

                                          Whirlpool Corporation
                                          (Registrant)

                                                /s/ John P. Cunningham
                                          By: _________________________________
                                               John P. Cunningham(Principal
                                             Financial Officer) Executive Vice
                                               President and Chief Financial
                                                          Officer

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

         William D. Marohn*          Director, and Vice Chairman
____________________________________   of the Board
         William D. Marohn

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

         Robert G. Thompson*         Vice President and
____________________________________   Controller (Principal
         Robert G. Thompson            Accounting Officer)

         Robert A. Burnett*          Director
____________________________________
         Robert A. Burnett

            Herman Cain*             Director
____________________________________
            Herman Cain

          Allan D. Gilmour*          Director
____________________________________
          Allan D. Gilmour
                                                                     March 21, 1997

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

          Arnold G. Langbo*          Director
____________________________________
          Arnold G. Langbo

           Miles L. Marsh*           Director
____________________________________
           Miles L. Marsh

          Philip L. Smith*           Director
____________________________________
          Philip L. Smith

           Paul G. Stern*            Director
____________________________________
           Paul G. Stern

          Janice D. Stoney*          Director
____________________________________
          Janice D. Stoney


    /s/ Daniel F. Hopp          Attorney-in-Fact
*By: __________________________
        Daniel F. Hopp

                          ANNUAL REPORT ON FORM 10-K

                       ITEMS 14(A) (1) AND (2) AND 14(D)

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE(S)

                         YEAR ENDED DECEMBER 31, 1996

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporate herein by reference in Item 8:

    Consolidated balance sheets--December 31, 1996 and 1995

    Consolidated statements of earnings--Three years ended December 31,
    1996

    Consolidated statements of cash flows--Three years ended December 31,
    1996

    Notes to consolidated financial statements

  The following reports of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 14(a) (2) and 14(d):

                                                                           PAGE
                                                                           ----
     Report of Ernst & Young, Independent Auditors........................  F-2
     Reports of Price Waterhouse, Independent Auditors....................  F-3
     Schedule II--Valuation and Qualifying Accounts.......................  F-9

  The following exhibits are included herein:

     Exhibit 11--Computation of Earnings Per Share........................ F-10
     Exhibit 12--Ratio of Earnings to Fixed Charges....................... F-11
     Exhibit 99--Audited Consolidated Financial Statements of Multibras
      S.A.
      Electrodomesticos and Subsidiaries as of and for the Years Ended
      December 31, 1996
      and 1995............................................................ F-13

  Individual financial statements of the registrant's affiliated foreign companies, other than affiliated Brazilian companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary. Summarized financial information relating to the affiliated companies is set forth in Note 5 of the Notes to Consolidated Financial Statements incorporated by reference herein.

  Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        [LETTERHEAD ERNST & YOUNG LLP]

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

  We have audited the consolidated financial statements of Whirlpool Corporation listed in the Index at Item 14(a)(1) of the annual report on Form 10-K of Whirlpool Corporation for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the Brazilian affiliates used as the basis for recording the Company's equity in their net earnings, as presented in Note 5 to the consolidated financial statements. The financial statements of those affiliates were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amount included for the Brazilian affiliates, is based on the reports of the other auditors.

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

  In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       [LOGO SIGNATURE Ernst & Young LLP]

Chicago, Illinois
January 20, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                                               January 22, 1997

To the Board of Directors and Stockholders
Brasmotor S.A.

  We have audited the accompanying consolidated balance sheets of Brasmotor S.A. and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 22, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A. used as the basis for recording the Company's equity in its net earnings, as presented in Note 4 to the consolidated financial statements. The financial statements of that affiliate were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Whirlpool Argentina S.A. (Note 4), is based solely on the reports of the other auditors.

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

                                          Price Waterhouse
                                          Auditors Independents
                                          CRC 2SP000160/O-5

                                          Carlos Roberto Asciutti
                                          Partner
                                          Contador CRC 1SP145670/O-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                                               January 22, 1997

To the Board of Directors and Stockholders
Empresa Brasileira de Compressores S.A.--EMBRACO

  We have audited the accompanying consolidated balance sheets of Empresa Brasileira de Compressores S.A.--EMBRACO and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 22, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Empresa Brasileira de Compressores S.A.--EMBRACO and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Empresa Brasileira de Compressores S.A.--EMBRACO and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars, for the purpose of the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in Note 1.

  In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.

                                          Price Waterhouse
                                          Auditores Independentes
                                          CRC 2SP000160/O-5 "S" SC

                                          Carlos Roberto Asciutti
                                          Partner
                                          Contador CRC 1SP145670/O-1 "S" SC

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                                               January 22, 1997

To the Board of Directors and Stockholders
Multibras S.A. Electrodomesticos

  We have audited the accompanying consolidated balance sheets of Multibras S.A. Eletrodomesticos and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 22, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Multibras S.A. Eletrodomesticos and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Multibras S.A. Eletrodomesticos and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the basics stated in
Note 1.

  In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.

                                          Price Waterhouse
                                          Auditores Independentes
                                          CRC 2SP000160/O-5

                                          Carlos Roberto Asciutti
                                          Partner
                                          Contador CRC ISP145670/O-1

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                             (MILLIONS OF DOLLARS)

           COL. A             COL. B         COL. C           COL. D    COL. E
           ------            --------- ------------------- ------------ -------
                                            ADDITIONS
                                       -------------------
                                         (1)        (2)
                              BALANCE  CHARGED   CHARGED                BALANCE
                                AT     TO COSTS  TO OTHER               AT END
                             BEGINNING   AND    ACCOUNTS-- DEDUCTIONS--   OF
        DESCRIPTION          OF PERIOD EXPENSES  DESCRIBE    DESCRIBE   PERIOD
        -----------          --------- -------- ---------- ------------ -------
Year Ended December 31,
 1996:
  Allowances for doubtful
   accounts--trade
   receivables..............   $ 39      $ 15                  $  9(A)   $ 45
                               ====      ====                  ====      ====
  Allowances for doubtful
   accounts--financing
   receivables and leases...   $ 42      $ 48                  $ 40(B)   $ 50
                               ====      ====                  ====      ====
  Accrued expenses--
   restructuring costs......   $ 70      $ 30                  $ 68(C)   $ 32
                               ====      ====                  ====      ====
Year Ended December 31,
 1995:
  Allowances for doubtful
   accounts--trade
   receivables..............   $ 38      $ 16                  $ 15(A)   $ 39
                               ====      ====                  ====      ====
  Allowances for doubtful
   accounts--financing
   receivables and leases...   $ 46      $ 34                  $ 38(B)   $ 42
                               ====      ====                  ====      ====
  Accrued expenses--
   restructuring costs......   $175      $--                   $105(C)   $ 70
                               ====      ====                  ====      ====
Year Ended December 31,
 1994:
  Allowances for doubtful
   accounts--trade
   receivables..............   $ 36      $ 13                  $ 11(A)   $ 38
                               ====      ====                  ====      ====
  Allowances for doubtful
   accounts--financing
   receivables and leases...   $ 49      $ 22                  $ 25(B)   $ 46
                               ====      ====                  ====      ====
  Accrued expenses--
   restructuring costs......   $ 33      $250                  $108(C)   $175
                               ====      ====                  ====      ====

--------
Note A--The amounts represent accounts charged off, less recoveries of $7 in 1996, $5 in 1995 and $1 in 1994, and translation adjustments.
Note B--The amounts represent accounts charged off, less recoveries of $3 in 1996 and 1995 and $2 in 1994.
Note C--Includes cash payments for employee severance and related costs, lease terminations, facility dispositions and other cash costs; write-down of facilities, equipment and other assets; and translation adjustments.

                 EXHIBIT 11--COMPUTATION OF EARNINGS PER SHARE

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

              (ALL AMOUNTS IN MILLIONS EXCEPT EARNINGS PER SHARE)

                                                             1996   1995   1994
                                                            ------ ------ ------
Primary:
  Average Shares Outstanding...............................   74.3   73.9   74.2
  Treasury Stock Method (a):
    Stock Options..........................................    0.5    0.6    1.0
    Restricted Stock.......................................    0.3    0.3    0.3
                                                            ------ ------ ------
  Average Shares Outstanding...............................   75.1   74.8   75.5
                                                            ====== ====== ======
  Net Earnings............................................. $155.8 $209.4 $158.3
                                                            ====== ====== ======
  Earnings Per Share....................................... $ 2.08 $ 2.80 $ 2.10
                                                            ====== ====== ======
Fully Diluted:
  Average Shares Outstanding...............................   74.3   73.9   74.2
  Treasury Stock Method (b):
    Stock Options..........................................    0.6    0.9    1.2
    Restricted Stock.......................................    0.3    0.3    0.3
  Assumed Conversion of Debt...............................    2.2    2.2    2.2
                                                            ------ ------ ------
Average Shares Outstanding.................................   77.4   77.3   77.9
                                                            ====== ====== ======
  Net Earnings............................................. $155.8 $209.4 $158.3
  Interest Expense, or Convertible Debt, net of tax........    4.5    4.2    4.3
                                                            ------ ------ ------
  Fully Diluted Net Earnings............................... $160.3 $213.6 $162.6
                                                            ====== ====== ======
  Earnings Per Share....................................... $ 2.07 $ 2.76 $ 2.09
                                                            ====== ====== ======

--------
(a) Using the average market price per share of stock for the period.
(b) Using the greater of the average market price per share of stock for the period or the market price per share of stock at the end of the period.

                 EXHIBIT 12--RATIO OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1995
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................   $214.0     $ 28       $242
Portion of rents representative of the interest
 factor........................................       21        1         22
Interest on indebtedness.......................      128       79        207
Amortization of debt expense and premium.......        1      --           1
WFC preferred stock dividend...................      --         4          4
                                                  ------     ----       ----
Adjusted income................................   $  364     $112       $476
                                                  ======     ====       ====
FIXED CHARGES
-------------
Portion of rents representative of the interest
 factor........................................   $   21     $  1       $ 22
Interest on indebtedness.......................      128       79        207
Amortization of debt expense and premium.......        1      --           1
WFC preferred stock dividend...................      --         4          4
                                                  ------     ----       ----
                                                  $  150     $ 84       $234
                                                  ======     ====       ====
Ratio of earnings to fixed charges.............      2.4      1.3        2.0
                                                  ======     ====       ====

                 EXHIBIT 12--RATIO OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1996
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................    $100      $ 30       $130
Portion of rents representative of the interest
 factor........................................      17         1         18
Interest on indebtedness.......................     154        81        235
Amortization of debt expense and premium.......       1       --           1
WFC preferred stock dividend...................     --          4          4
                                                   ----      ----       ----
Adjusted income................................    $272      $116       $388
                                                   ====      ====       ====
FIXED CHARGES
-------------
Portion of rents representative of the interest
 factor........................................    $ 17      $  1       $ 18
Interest on indebtedness.......................     154        81        235
Amortization of debt expense and premium.......       1       --           1
WFC preferred stock dividend...................     --          4          4
                                                   ----      ----       ----
                                                   $172      $ 86       $258
                                                   ====      ====       ====
Ratio of earnings to fixed charges.............     1.6       1.3        1.5
                                                   ====      ====       ====

                                                                      EXHIBIT 99

Multibras S.A.
Eletrodomesticos
and Its Subsidiaries

Consolidated Financial Statements
at
December 31, 1996 and 1995
and Report of Independent
Accountants

Multibras S.A. Eletrodomesticos and its subsidiaries

Consolidated Balance Sheet at December 31
In thousands of U.S. dollars
--------------------------------------------------------------------------------

Assets                                     1996                  1995
                                      ---------             ---------

Current assets
  Cash and equivalents                  524,740               350,961
  Trade receivables                     308,120               243,557
  Inventories                           300,664               237,112
  Other assets                           87,775                73,588
                                      ---------             ---------

                                      1,221,299               905,218
                                      ---------             ---------

Non-current assets
  Deferred income taxes                  59,150                37,387
  Intangibles, net                       11,414                12,528
  Investments in affiliated
   companies                             36,920                33,073
  Sundry investments and other
   assets                                35,772                32,479
                                      ---------             ---------

                                        143,256               115,467
                                      ---------             ---------

Property, plant and equipment           606,604               554,364
                                      ---------             ---------

                                      1,971,159             1,575,049
                                      =========             =========

Liabilities                                1996                  1995
                                      ---------             ---------

Current liabilities
  Short-term debt                       265,789               203,158
  Accounts payable                      156,317               152,844
  Employee compensation                  71,672                62,534
  Income taxes                           51,452                25,405
  Product warranty                       24,032                16,326
  Other taxes payable                    43,947                22,546
  Other accrued expenses                 53,268                28,822
  Dividends                              37,669                16,865
                                      ---------             ---------

                                        704,146               528,500
                                      ---------             ---------



Long-term liabilities
  Long-term debt                        182,447               172,483
  Deferred income taxes                  25,720                24,590
  Employees' severance benefits          44,210                27,613
  Other liabilities                      27,888                33,342
                                      ---------             ---------

                                        280,265               258,028
                                      ---------             ---------

Commitments and contingencies
 (Note 10)

Minority interests                      161,717               145,040
                                      ---------             ---------

Stockholders' equity
  Capital stock                         431,230               429,038
  Retained earnings                     393,801               214,443
                                      ---------             ---------

                                        825,031               643,481
                                      ---------             ---------

                                      1,971,159             1,575,049
                                      =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

Multibras S.A. Eletrodomesticos and its subsidiaries

Consolidated Statement of Earnings
Years Ended December 31
In thousands of U.S. dollars (except per-share amounts)
--------------------------------------------------------------------------------------------

                                                                      1996              1995
                                                                ----------       -----------
Net sales                                                        2,528,327        2,138,389
Cost of products sold                                           (1,786,359)      (1,609,597)
Selling and administrative expenses                               (418,000)        (358,633)
                                                                 ---------        ---------
Operating profit                                                   323,968          170,159
                                                                 ---------        ---------
Interest expense                                                   (38,338)         (64,819)
Export incentive credits                                                             38,547
Interest income and other, net                                      50,055           87,788
                                                                 ---------        ---------
                                                                    11,717           61,516
                                                                 ---------        ---------
Earnings before tax, equity earnings and minority interest         335,685          231,675

Income taxes
     Current                                                      (118,786)         (71,891)
     Deferred                                                       22,345           (2,664)
     Tax incentives                                                 17,026           15,026
                                                                 ---------        ---------
Income before equity earnings and minority interest                256,270          172,146
Equity in earnings of affiliated companies                           6,307            6,638
Minority interest                                                  (19,429)         (30,517)
                                                                 ---------        ---------
Net earnings                                                       243,148          148,267
                                                                 =========        =========
Earnings per thousand shares - US$                                  220.79           134.63
                                                                 =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

Multibras S.A. Eletrodomesticos

Statement of Movement in Stockholders' Equity
In thousands of U.S. dollars (except per-share amounts)
--------------------------------------------------------------------------------

                                                                Retained
                                             Capital stock      earnings
                                             -------------  -------------

At December 31, 1994                               429,038         93,084
Net earnings for the year                                         148,267
Dividends
  Interim (US$ 12.73 per thousand shares)                         (14,023)
  Final (US$ 11.70 per thousand shares)                           (12,885)
                                             -------------  -------------

At December 31, 1995                               429,038        214,443
Capitalization of retained earnings                  2,192         (2,192)
Net earnings for the year                                         243,148
Dividends
  Interim (US$ 23.23 per thousand shares)                         (25,578)
  Final (US$ 32.71 per thousand shares)                           (36,020)
                                             -------------  -------------

At December 31, 1996                               431,230        393,801
                                             =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

Multibras S.A. Eletrodomesticos and its subsidiaries

Consolidated Statement of Cash Flows
Years Ended December 31
In thousands of U.S. dollars
--------------------------------------------------------------------------------


                                                                1996       1995
                                                             -------    -------
Cash flows from operating activities:

Net earnings for the year                                    243,148    148,267
                                                             -------    -------
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Loss on translation                                      12,369     11,288
     Equity in net earnings of affiliated companies,
        less dividends received                               (4,320)    (4,191)
     Depreciation and amortization                            97,449     81,463
     Gain on sale of property, plant and
        equipment and investments                             (5,818)      (862)
     Foreign exchange gain                                    (4,637)    (5,586)
     Deferred income tax                                     (22,345)     2,664
     Minority interests                                       19,429     30,517
                                                             -------    -------

                                                              92,127    115,293
                                                             -------    -------


Changes in assets and liabilities, net of effects of
   business acquisitions and dispositions:
     Trade receivables                                       (82,906)  (128,182)
     Inventories                                             (63,552)   (82,843)
     Other assets                                            (19,552)   (30,313)
     Long-term assets                                          9,796      7,917
     Accounts payable                                         13,752     47,221
        Other payables and accruals                          101,011     94,882
                                                             -------    -------

                                                             (41,451)   (91,318)
                                                             -------    -------

Total adjustments                                             50,676     23,975
Net cash provided by operating activities                    293,824    172,242
                                                             -------    -------


Multibras S.A. Eletrodomesticos and its subsidiaries

Consolidated Statement of Cash Flows
Years Ended December 31
In thousands of U.S. dollars                                                    (continued)
-------------------------------------------------------------------------------------------
                                                                      1996             1995
                                                                  --------         --------

Cash flows from investing activities:

 Proceeds from sale of property, plant and equipment
      and investments and other long-term assets disposals          26,867           15,267
 Net additions to property, plant and equipment                   (157,918)        (134,558)
 Increase in investments in affiliated companies
      and sundry investments, including goodwill                   (19,328)            (671)
                                                                  --------         --------

Net cash used in investing activities                             (150,379)        (119,962)
                                                                  --------         --------

Cash flows from financing activities:

 Short-term debt                                                    78,223          133,536
 Net increase in long-term debt                                     21,765           55,940
 Dividends paid                                                    (38,463)         (30,966)
 Dividends to minority interests                                    (6,069)          (3,520)
 Increase in minority interests                                        986           13,919
                                                                  --------         --------

Net cash provided by financing activities                           56,442          168,909
                                                                  --------         --------

Effect of exchange rate changes on cash                            (26,108)         (65,243)

Net increase in cash and equivalents                               173,779          155,946

Cash and equivalents at beginning of year                          350,961          195,015
                                                                  --------         --------

Cash and equivalents at end of year                                524,740          350,961
                                                                  ========         ========

 Supplemental disclosures of cash flow information

Cash paid during the year for
   Interest                                                         27,330           21,189
   Income taxes                                                     67,465           37,844


The accompanying notes are an integral part of these consolidated financial statements

       Multibras S.A. Eletrodomesticos and its subsidiaries

       Notes to the Consolidated Financial Statements
       at December 31, 1996 and 1995
       In thousands of U.S. dollars, unless otherwise stated
       ------------------------------------------------------------------------

1      Summary of Principal Accounting Policies

(a)    Nature of operations

       The Company is the leading Brazilian manufacturer and marketer of home appliances. The majority of its production is sold in the local market. The Company was formed in 1994 as a result of the merger of three companies under common control with consolidated assets of US$ 1,176,441, net sales of US$ 1,506,299 and net earnings of US$ 135,729 at, and for the year ended, December 31, 1994.

(b)    Bases of consolidation

       The consolidated financial statements include the financial statements of Multibras S.A. Eletrodomesticos and all majority-owned subsidiaries. Investments in affiliated companies are accounted for by the equity method. All intercompany receivables and payables, revenues and expenses, unrealized profits and losses and investments in directly or indirectly owned subsidiary companies have been eliminated. The amounts of net earnings and stockholders' equity attributed to minority stockholders are separately stated in the financial statements.

(c)    Bases of adjustment and remeasurement into U.S. dollars

       The Company is incorporated in Brazil and its books and records and those of its Brazilian subsidiaries are kept in reais and in accordance with Brazilian generally accepted accounting principles. The financial statements expressed in U.S. dollars conform with accounting principles generally accepted in the United States of America and reflect the adjustment and remeasurement into U.S. dollars on the bases set out in
       (i) and (ii) below:

   (i) Adjustments

       The following principal adjustments have been reflected in the U.S. dollar financial statements:

       .   Present value adjustment of short-term receivables and payables.

       . Interest incurred on financing of property, plant and equipment under construction is capitalized in accordance with FAS 34.

       .   Income taxes are accounted for in accordance with FAS 109.

       .   Pension expense is recognized in accordance with FAS 87.

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
--------------------------------------------------------------------------------

(ii) Remeasurement

     Operations in hyperinflationary economy - Brazil

     The basis of remeasurement of local currency into U.S. dollars is summarized as follows:


                                                                Basis of remeasurement
                                                                ----------------------
     Inventories, intangibles, investments in affiliated        Historical exchange rates
      companies, sundry investments, property, plant
      and equipment, accumulated depreciation,
      capital stock and retained earnings

     All other assets and liabilities                            Closing exchange rate of R$ 1,0395
                                                                 (1995 - R$ 0.9726) per US$ 1

     Income and expense, except for cost of products             Accumulation of the monthly operations,
      sold, depreciation, amortization, and equity in            each translated at the respective month-
      earnings of affiliated companies, which are at             end exchange rate, resulting in an individual
      historical rates                                           weighted average exchange rate for each
                                                                 income and expense

     Price-level restatements, which were required to be recorded in the local books up to December 31, 1995 to partially recognize the effects of inflation, do not receive a U.S. dollar equivalent on remeasurement, except insofar as the price-level restatements affect the computation of income taxes.

     Had the undistributed retained earnings reflected in the official accounting records at December 31, 1996 and 1995 of R$ 322.711 thousand and R$ 153.623 thousand (shown in the accompanying financial statements at US$
     393.801 and US$ 214,443), been expressed in U.S. currency at the prevailing exchange rate on those dates, the amounts thereof would have been US$
     310.448 and US$ 157.951.

     The resulting remeasurement gains and losses are classified in the statement of earnings as detailed in Note 12.

     Operations in non-hyperinflationary economies - foreign

     Balance sheet items                                         Closing exchange rate

     Income and expenses                                         Exchange rate prevailing at the time
                                                                 income is earned and expense is
                                                                 incurred

     Translation gains and losses are taken directly to equity.

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     ---------------------------------------------------------------------------

(d)  Cash and equivalents

     Cash and equivalents are carried at cost plus interest and include highly liquid financial investments with original maturities of 90 days or less.

(e)  Trade receivables

     The Company makes substantial sales to a relatively small number of home appliance retailers, which operate nationally or regionally. Trade receivables are stated at estimated net realizable values. An allowance for uncollectible accounts is provided in an amount considered to be sufficient to meet probable future losses.

(f)  Inventories

     Inventories are stated at the lower of average cost of purchase or production, replacement cost or net realizable value.

(g)  Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method, over the estimated useful lives of the various classes of assets.

     Expenditures for maintenance and repairs are charged to income. Improvements and major renewals are capitalized.

(h)  Recoverability of long-lived assets

     On an annual basis or more frequently if circumstances require, the Company evaluates long-lived assets, including property, plant and equipment, investments and intangibles, against current and estimated undiscounted future operating income of the related businesses. No impairment losses have been recorded for any of the periods presented. Write-down of the carrying value of assets or groups of assets will be made, if appropriate.

(i)  Current and long-term liabilities

     These are adjusted for the effects of indexation or exchange rate fluctuations on the basis of the contractually agreed indexes or rates, when applicable.

(j)  Product warranty

     Provision is made currently for estimated product warranty costs, based on past experience and future expected commitments.

         Multibras S.A. Eletrodomesticos and its subsidiaries

         Notes to the Consolidated Financial Statements
         at December 31, 1996 and 1995
         In thousands of U.S. dollars, unless otherwise stated
         -----------------------------------------------------------------------

(k)      Revenue and expense recognition

         Sales revenues are recognized when products are shipped or services are rendered. Expenses and costs are recognized on the accrual basis.

(l)      Income taxes

    (i) Under the terms of the Government International Trade Authority (BEFIEX) fiscal incentive program, which expires in 1998, earnings from qualified export sales are subject to income tax at the rate of 6%, in the proportion that those export sales bear to total Company sales. That part of earnings not deemed, on this basis, to be eligible for a reduced tax rate is subject to income tax at the standard statutory rate. The Company also records accelerated depreciation on certain plant and equipment for tax purposes only.

   (ii) Pursuant to FAS 109 "Accounting for Income Taxes" the net tax charges or benefits related to (i) tax loss carryforwards available to be offset against future taxable income and (ii) tax effects of temporary differences between tax results and financial reporting results, excluding the effects of indexation recorded for tax purposes and changes in exchange rates, are recorded at the enacted tax rates at each balance sheet date.

  (iii) Income taxes are recorded gross of tax incentive investments and subsequently reduced by the amount of incentive investment deposits when received.

(m)      Use of estimates

         The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates .

2        Trade receivables

                                                           1996         1995
                                                        -------      -------
         Trade receivables                              442,476      354,202
         Trade receivables sold with recourse           (78,718)     (73,614)
         Allowance for doubtful accounts                (55,638)     (37,031)
                                                        -------      -------

                                                        308,120      243,557
                                                        --------     -------

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     ---------------------------------------------------------------------------
3    Inventories

                                                                         1996        1995
                                                                      -------------------
     Finished products and work in progress                           128,736      79,261
     Raw materials and others                                         171,928     157,851
                                                                      -------------------
                                                                      300,664     237,112
                                                                      -------------------


4    Investments in affiliated companies

(i) The Company has direct voting interests of 36% in Multibras da Amazonia S.A., 50% in each of Sabrico Utilidades Domesticas Ltda. and Consorcio Nacional Brastemp Sabrico S/C Ltda., and other companies engaged in the manufacture of home appliances or related components.

(ii) In February 1995, the subsidiary company Empresa Brasileira de Compressores S.A. - EMBRACO entered into a joint venture to produce compressors in China. The subsidiary is the majority partner of the joint venture with an interest of 52%. As of December 31, 1996, US$13,807 was invested as capital in the joint venture. The other partners in this joint venture are Whirlpool Overseas Holdings Corporation (8%) and Beijing Snowflake
     Eletric Appliance Group Corporation (40%).

(iii)In September, 1996, the investment in Motores Eletricos Brasil S.A. was sold to a third party for US$22,026.

5    Property, plant and equipment

                                                                                                    Annual
                                                                                              depreciation
                                                                         1996        1995            rate%
                                                                    --------------------------------------
Land                                                                   10,993      11,171
Buildings                                                             165,422     156,115                4
Machinery, equipment and installations                                794,830     729,037         10 to 40
Molds and tools                                                       114,231     114,325         10 to 20
Furniture and fixtures                                                 41,124      42,198         10 to 20
Other                                                                  36,771      38,236          6 to 20
                                                                    ---------------------
                                                                    1,163,371   1,091,082
Accumulated depreciation and amortization                            (680,309)   (606,390)
                                                                    ---------------------
                                                                      483,062     484,692
Plant and equipment - investments in progress                         110,458      64,100
Advances to suppliers                                                  13,084       5,572
                                                                    ---------------------
                                                                      606,604     554,364
                                                                    ---------------------

Property, plant and equipment of US$3,709 are pledged in guarantee of borrowings.

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     --------------------------------------------------------------------------



6    Debt

                                Interest                             1996                1995
                                -----------------------      --------------------------------
     Local currency loans -    Monetary correction plus
     Brazil                    interest of 12% p.a.                74,546              35,165

     Foreign currency loans

     .     U.S. dollars        Interest from 8 to 12,4% p.a.      290,075             229,716
     .     Italian lire        RIBOR plus 1.25% p.a.               83,615             110,760
                                                             --------------------------------

                                                                  448,236             375,641
     Current portion                                             (265,789)           (203,158)
                                                             --------------------------------

     Long-term portion                                            182,447             172,483
                                                             --------------------------------

     At December 31, 1996, the long-term portion of total long-term debt matures in the following years:

                1998                                                                   51,629
                1999                                                                   90,385
                2000                                                                   27,210
                2001                                                                   10,475
          Thereafter                                                                    2,748
                                                             --------------------------------

                                                                                      182,447
                                                             ---------------------------------

7    Income Tax

(a)  Tax rate

     Income taxes in Brazil include Federal income tax and social contribution (which is an additional Federal tax on income). There are no State or local income taxes in Brazil. The statutory rates applicable in each year presented were as follows (in percentage):

                                                                     1996                1995
                                                              --------------------------------
     Federal income tax                                                25%                 43%
     Social contribution                                                8%                 10%
     Adjustment to composite rate                                      (2%)                (5%)
                                                              --------------------------------
     Composite Federal income tax rate                                 31%                 48%
                                                              --------------------------------

     The social contribution is deductible both for Federal income tax and social contribution purposes.

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     --------------------------------------------------------------------------

     (b)  Income tax reconciliation

     The amount reported as income tax expense or benefit is reconciled to the statutory rates as follows:

                                                                          1996        1995
                                                                     ---------   ---------
          Earnings before income tax, equity
          earnings and minority interest                               335,685     231,675

          Tax charge at statutory rates                                104,062     111,204
          Adjustments to derive effective rate:
                 Effects of change in tax rates on deferred taxes.                   5,826
                 Permanent differences                                   3,208      (8,028)
                 Reduced tax rates on incetivated export sales          (6,609)    (12,447)
                 Valuation allowance                                     3,536       1,194
                 Difference related to assets and liabilities
                      remeasured at historical exchange rates that
                      result from (i) changes in exchange rates and
                      (ii) indexing used for Brazilian tax purposes     (7,756)    (23,194)
                                                                     ---------   ---------
          Income taxes                                                  96,441      74,555
                                                                     ---------   ---------

     (c)  Deferred Income Taxes

     The deferred tax assets (liabilities) are comprised of the following:


                                                                          1996        1995
                                                                     ---------   ---------
     Differences between the tax and the book basis of certain
       property, plant and equipment.                                  (20,703)    (20,378)
     Acelerated depreciation                                            (6,794)     (4,819)
     Temporary differences between Brazilian tax basis and US GAAP       7,306       1,977
     Tax loss carryforwards                                              3,536       1,194
     Allowances and accruals not currently deductible                   47,439      25,850
     Others                                                              6,182      10,167
                                                                     ----------  ---------
                                                                        36,966      13,991
     Valuation allowance                                                (3,536)     (1,194)
                                                                     ---------   ---------
                                                                        33,430      12,797
                                                                     ---------   ---------

     Assets                                                             59,150      37,387
     Liabilities                                                       (25,720)    (24,590)
                                                                     ---------   ---------
                                                                        33,430      12,797
                                                                     ---------   ---------

8    Employees' Severance Benefits

     As required by Italian legislation, the subsidiary Embraco Europe SrL. accrues severance benefits equal to one month's salary for every year of service of each employee.

9    Stockholders' Equity

     Issued and fully-paid capital stock comprises 739,465,532 common shares and 361,804,950 preferred shares with no par value.

     The Company's statutes establish a minimum compulsory annual dividend of 25 % of net earnings for the year in local currency, adjusted in accordance with corporate legislation, subject to the minimum dividend priority of preferred stockholders.

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     --------------------------------------------------------------------------

     In the statutory financial statements, retained earnings include: (i) the tax incentive investments reserve, corresponding to that portion of the income tax liability applied in tax incentive investments; and (ii) the legal reserve which must be accumulated at the rate of 5% of the statutory net earnings until the reserve reaches 20% of capital stock in local currency. At December 31,1996 these restricted reserves totalled US$ 26,079.


10   Commitments and Contingencies

(a) In 1989, a subsidiary initiated civil litigation contesting responsibility for the payment of loan principal amounting to approximately US$ 39,500. This loan, which did not have appropriate board approval, was allegedly authorized at that time by the then chief executive officer and, according to the financial institution, was drawn in the subsidiary's name, although the proceeds were never recorded by the subsidiary. Simultaneously with this legal action, a police inquiry was initiated at the subsidiary's request.

     In view of outside legal counsel's opinion that the chances of a favorable decision in respect of this matter are very high, management considers that no provision is necessary in respect thereof, and accordingly, no liability for this contingency is recorded in the financial statements.

(b) Income tax returns for the last five years remain open to examination and final acceptance by the fiscal authorities. Other taxes are also open to review for varying periods. Management does not anticipate that any major assessments would arise in the event of an examination.

(c) The Company and a subsidiary have signed a contract with BEFIEX under the terms of which they are committed to jointly export products with a value of US$ 1,987,000 and to make certain minimum capital expenditures during the ten-year period ending July 1998, in compensation for benefits relating to import and other taxes. In the event of failure to comply with these conditions, the Company and the subsidiary will be subject to the repayment of tax benefits previously obtained, plus interest and fine. Management expects that they will comply with these conditions.

(d) In 1995, a subsidiary obtained a favorable decision in the law courts with respect to a legal claim relative to certain export incentives, which were eliminated by the government in 1989, in the amount of US$ 38,547. This amount was realized and recognized as income by the subsidiary in 1995. In September 1995, part of this amount was contested by the fiscal authorities. No provision has been recorded with respect to this claim as management, based on the opinion of its legal advisors, believes that the probability of any loss is remote. On December 16, 1996, a favorable decision was obtained by the Company and a subsidiary with respect to additional export incentives in connection with the BEFIEX program. The final implementation of such decision is dependent on the calculation of the amount involved and approval by the court. A reasonable estimation of the amount involved cannot be made at this time.


11   Related Party Transactions

     A subsidiary makes substantial sales to Whirpool Corporation, a significant shareholder of the Company, and its subsidiaries at normal prices and conditions. Accounts receivable from these companies totalled US$ 6,972 and US$ 6,306 at December 31, 1996 and 1995.

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     ---------------------------------------------------------------------------


12   Gains and Losses on Remeasurement


     The gains and losses on translation have been reclassified to the related line items in the statement of earnings as follows:

                                                              1996        1995
                                                         ---------    --------
     Net sales                                               1,481      11,947
     Cost of products sold                                   2,260       2,311
                                                         ---------    --------
                                                             3,741      14,258
     Operating expenses                                      5,067       4,880
     Interest and other income                             (22,311)    (31,650)
     Income taxes                                            1,134       1,224
                                                         ---------    --------
     Aggregate loss on remeasurement                       (12,369)    (11,288)
                                                         =========    ========

13   Pension Plan


     The Company and its Brazilian subsidiaries maintain both contributory and concontributory defined benefit pension plans covering substantially all employees in Brazil. The plans provide pension benefits that are based on years of service and employees' compensation during a specified period before retirement. The Company's present funding policy for these plans is to generally make the minimum annual contribution required by applicable regulations. Assets held by the plans are managed by an outside public pension fund institution, which also manages funds of other unrelated employers and guarantees a minimum annual fixed return of 4% on plan assets.

     Annual pension expense comprises the following components:

                                                              1996       1995
                                                          --------    -------
     Service cost - benefits earned during the year         12,188      8,605
     Interest cost on projected benefit obligation           7,359      5,545
     Actual return on plan assets                           (5,318)    (5,714)
     Net amortization                                        7,354      7,898
                                                         ---------    -------
                                                            21,583     16,334
                                                         ---------    -------

     Assumptions used in accounting for defined benefit pension plans are as follows:



                                                         % per annum
                                                          above the
                                                         general price
                                                             index
                                                         -------------
     Discount rate                                            6.00
     Rate of compensation level increase                      3.75
     Expected long-term rate of return on plan assets         6.00

     Multibras S.A. Eletrodomesticos and its subsidiaries

     Notes to the Consolidated Financial Statements
     at December 31, 1996 and 1995
     In thousands of U.S. dollars, unless otherwise stated
     ---------------------------------------------------------------------------


     The funded status of the pension plans is as follows:

                                                                1996       1995
                                                           ---------   --------
     Projected benefit obligation                           (140,393)  (106,102)
     Plan assets at fair value                                52,122     46,019
                                                           ----------  --------
     Projected benefit obligation in excess of plan assets   (88,271)   (60,083)

     Unrecognized net loss (gain)                             15,348     (3,524)
     Unrecognized net obligation, net of amortization         49,488     53,911
                                                           ---------   --------
     Accrued pension expense, included in other
      accrued expenses                                       (23,435)    (9,696)
                                                           =========   ========

     The accumulated benefit obligation, which is included in the projected benefit obligation, represents the actuarial present value of benefits attributed to employee service and compensation levels to date. At December 31, 1996 and 1995, the accumulated benefit obligation was US$ 78,333 and US$ 63,364, respectively. The vested portion was US$ 60,991 in 1996 and US$ 51,817 in 1995.

14   Fair value of financial instruments

     Besides cash and equivalents which are stated at cost plus accrued interest and which approximate fair value, the carrying value of the Company's other financial instruments approximates fair value at December 31, 1996 and 1995 reflecting the short-term maturity of these instruments at those dates.

     Based on interest rates currently available to Multibras S. A. Eletrodomesticos for bank loans with similar terms and average maturities, the fair value of long-term debt at December 31, 1996 and 1995 approximates its carrying value.

     Fair value estimates are made at a specific date, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.




                                  *    *    *

                          ANNUAL REPORT ON FORM 10-K

                           ITEMS 14(A)(3) AND 14(C)

                               INDEX TO EXHIBITS

                         YEAR ENDED DECEMBER 31, 1996

  The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c):

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
   3(i)           Restated Certificate of Incorporation of the
                  Company [Incorporated by reference from Exhibit
                  3(i) to the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1993]
   3(ii)          Amended and Restated By-laws of the Company (as
                  amended January 23, 1995). [Incorporated by
                  reference from Exhibit 3(ii) to the Company's
                  Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1994]
   4              The registrant hereby agrees to furnish to the
                  Securities and Exchange Commission, upon
                  request, the instruments defining the rights of
                  holders of each issue of long-term debt of the
                  registrant and its subsidiaries.
  10(iii)    (a)  Whirlpool Retirement Benefits Restoration Plan
                  (as amended January 1, 1992) [Incorporated by
                  reference from Exhibit 10(iii)(a) to the
                  Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1993]
  10(iii)    (b)  1979 Stock Option Plan (as amended April 28,
                  1987) [Incorporated by reference from Exhibit
                  10(iii)(b) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (c)  Whirlpool Supplemental Executive Retirement Plan
                  (as amended and restated effective December 31,
                  1993) [Incorporated by reference from Exhibit
                  10(iii)(c) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (d)  Resolution adopted on December 12, 1989 by the
                  Board of Directors of the Company adopting a
                  compensation schedule, life insurance program
                  and retirement benefit program for eligible
                  Directors. [Incorporated by reference from
                  Exhibit 10(iii)(d) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended
                  December 31, 1993]
  10(iii)    (e)  Resolution adopted on December 8, 1992 by the
                  Board of Directors of the Company adopting a
                  Flexible Compensation Program for the
                  Corporation's nonemployee directors.
                  [Incorporated by reference from Exhibit
                  10(iii)(e) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (f)  Whirlpool Corporation Deferred Compensation Plan
                  for Directors (as amended effective January 1,
                  1992 and April 20, 1993) [Incorporated by
                  reference from Exhibit 10(iii)(f) to the
                  Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1993]
  10(iii)    (g)  Form of Agreement providing for severance
                  benefits for certain executive officers
                  [Incorporated by reference from Exhibit
                  10(iii)(g) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (h)  Whirlpool Corporation 1989 Omnibus Stock and
                  Incentive Plan (as amended June 20, 1995)
                  [Incorporated by reference from Exhibit
                  10(iii)(r) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1995]

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
  10(iii)    (i)  Whirlpool Corporation Restricted Stock Value
                  Program (Pursuant to the 1989 Whirlpool
                  Corporation Omnibus Stock and Incentive Plan)
                  [Incorporated by reference from Exhibit
                  10(iii)(i) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (j)  Whirlpool Executive Stock Appreciation and
                  Performance Program (Pursuant to the 1989
                  Whirlpool Corporation Omnibus Stock and
                  Incentive Plan) [Incorporated by reference from
                  Exhibit (10)(iii)(j) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended
                  December 31, 1993]
  10(iii)    (k)  Whirlpool Corporation Nonemployee Director Stock
                  Ownership Plan (as amended February 20, 1996,
                  effective April 16, 1996) [Incorporated by
                  reference from Exhibit B to the Company's proxy
                  statement for the 1996 annual meeting of
                  stockholders]
  10(iii)    (l)  Whirlpool 401(k) Plan (as amended and restated
                  April 1, 1993) [Incorporated by reference from
                  Exhibit 10(iii)(l) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended
                  December 31, 1993]
  10(iii)    (m)  Whirlpool Performance Excellence Plan (as
                  amended January 1, 1992 and February 15, 1994)
                  [Incorporated by reference from Exhibit
                  10(iii)(m) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (n)  Whirlpool Corporation Executive Deferred Savings
                  Plan (as amended effective January 1, 1992)
                  [Incorporated by reference from Exhibit
                  10(iii)(n) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1993]
  10(iii)    (o)  Whirlpool Corporation Executive Officer Bonus
                  Plan (Effective as of January 1, 1994)
                  [Incorporated by reference from Exhibit
                  10(iii)(o) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1994]
  10(iii)    (p)  Whirlpool Corporation Charitable Award
                  Contribution and Additional Life Insurance Plan
                  for Directors (Effective April 20, 1993)
                  [Incorporated by reference from Exhibit
                  10(iii)(p) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31,
                  1994]
  10(iii)    (q)  Whirlpool Corporation Career Stock Grant Program
                  (Pursuant to the 1989 Whirlpool Corporation
                  Omnibus Stock and Incentive Plan) [Incorporated
                  by reference from Exhibit 10(iii)(q) to the
                  Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1995]
  10(iii)    (r)  Whirlpool Corporation 1996 Omnibus Stock and
                  Incentive Plan (Effective April 25, 1996)
                  [Incorporated by reference from Exhibit A to the
                  Company's proxy statement for the 1996 annual
                  meeting of stockholders]
  11              Statement Re: Computation of Earnings per share
  12              Statement Re: Computation of the Ratios of
                  Earnings to Fixed Charges
  13              Management's Discussion and Analysis and
                  Consolidated Financial Statements contained in
                  Annual Report to Stockholders for the year ended
                  December 31, 1996
  21              List of Subsidiaries
  23(ii)     (a)  Consent of Ernst & Young
  23(ii)     (b)  Consent of Price Waterhouse
  24              Powers of Attorney
  27              Financial Data Schedule
  99              Audited Consolidated Financial Statements of
                  Multibras S.A. Electrodomesticos and
                  subsidiaries

--------
*This information appears only in the manually signed originals of the Form
   10-K and conformed copies with exhibits.