Form 10-Q
period 1997-03-31
WHIRLPOOL CORP /DE/
filed 1997-05-06
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

                                                Yes X .   No   .
                                                   ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock              Shares outstanding at March 31, 1997
       ---------------------              ------------------------------------
Common stock, par value $1 per share                   74,465,194

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended March 31, 1997




                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                                Page
                                                                ----

PART I - FINANCIAL INFORMATION
------------------------------


  Item 1. Financial Statements (Unaudited)

           Consolidated Condensed Statements
            of Earnings                                           3


           Consolidated Condensed Balance Sheets                  4


           Consolidated Condensed Statements
            of Cash Flows                                         6


           Notes to Consolidated Condensed
            Financial Statements                                  7


  Item 2. Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                 10


PART II - OTHER INFORMATION
---------------------------


  Item 6. Exhibits and Reports on Form 8-K                       15

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
THREE MONTHS ENDED MARCH 31
(millions of dollars except share data)

                                                                     Supplemental Consolidating Data
                                                                ------------------------------------------
                                      Whirlpool Corporation     Whirlpool with WFC     Whirlpool Financial
                                         (Consolidated)         on an Equity Basis      Corporation (WFC)
                                      ---------------------     ------------------     -------------------
                                        1997          1996        1997       1996        1997        1996
                                      ---------------------     ------------------     -------------------
Net sales                             $ 1,990       $ 2,013     $ 1,990    $ 2,013     $   -        $   -
Financial services                         48            46          -          -         62            54
                                      -------       -------     -------    -------     -----        ------
  Total Revenues                        2,038         2,059       1,990      2,013        62            54

Cost of products sold                   1,536         1,563       1,536      1,563         -            -
Selling and administrative                392           393         373        369        33            32
Financial services interest                20            16          -          -         22            19
Intangible amortization                     8             9           8          9        -             -
                                      -------       -------     -------    -------     -----        ------
  Total Expenses                        1,956         1,981       1,917      1,941        55            51
                                      -------       -------     -------    -------     -----        ------

OPERATING PROFIT                           82            78          73         72         7             3

OTHER INCOME (EXPENSE)
Interest and sundry                        (4)            3          (5)        (2)        2             5
Interest expense                          (36)          (40)        (35)       (37)       -             -
                                      -------       -------     -------    -------     -----        ------

EARNINGS BEFORE TAXES AND
  OTHER ITEMS                              42            41          33         33         9             8

Income taxes                               20            18          16         15         4             3
                                      -------       -------     -------    -------     -----        ------

EARNINGS BEFORE EQUITY EARNINGS
  AND OTHER ITEMS                          22            23          17         18         5             5

Equity in WFC                              -             -            4          4        -             -
Equity in affiliated companies             22            14          22         14        -             -
Minority interests                          2             1           3          2        (1)           (1)
                                      -------       -------     -------    -------     -----        ------

NET EARNINGS                          $    46       $    38     $    46    $    38     $   4        $    4
                                      =======       =======     =======    =======     =====        ======

Per share of Common Stock:
  Primary earnings                    $  0.62       $  0.50
                                      =======       =======
  Cash dividends                      $  0.34       $  0.34
                                      =======       =======

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                               Supplemental Consolidating Data
                                                                     -------------------------------------------------------------
                                          Whirlpool Corporation            Whirlpool with WFC              Whirlpool Financial
                                              (Consolidated)               on an Equity Basis               Corporation (WFC)
                                        --------------------------   ------------------------------     --------------------------
                                         March 31      December 31    March 31          December 31      March 31      December 31
                                           1997           1996          1997               1996            1997           1996
                                        (Unaudited)     (Audited)    (Unaudited)         (Audited)      (Unaudited)     (Audited)
                                        -----------    -----------   -----------        -----------     -----------    -----------
ASSETS

CURRENT ASSETS

Cash and equivalents                       $    152       $    129      $    106           $    102        $     46       $     27
Trade receivables, less allowances
      (1997:  $44  ;1996:  $45 )              1,011            966         1,011                966               -              -
Financing receivables and leases,
      less allowances
      (1997:  $13  ;1996:  $12 )              1,387          1,400             -                  -           1,387          1,400
Inventories                                   1,044          1,034         1,044              1,034               -              -
Other current assets                            256            283           268                291               9              6
                                           --------       --------      --------           --------        --------       --------
TOTAL CURRENT ASSETS                          3,850          3,812         2,429              2,393           1,442          1,433


Investments and other assets                    806            830         1,092              1,113               -              -
Financing receivables and leases,
      less allowances
      (1997:  $37  ;1996:  $38 )                694            705             -                  -             694            705
Intangibles, net                                814            870           814                870               -              -
                                           --------       --------      --------           --------        --------       --------
                                              2,314          2,405         1,906              1,983             694            705

Property, plant and equipment                 3,737          3,839         3,718              3,820              19             19
Accumulated depreciation                     (2,027)        (2,041)       (2,016)            (2,030)            (11)           (11)
                                           --------       --------      --------           --------        --------       --------
                                              1,710          1,798         1,702              1,790               8              8
                                           --------       --------      --------           --------        --------       --------
TOTAL ASSETS                               $  7,874       $  8,015      $  6,037           $  6,166        $  2,144       $  2,146
                                           ========       ========      ========           ========        ========       ========


See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                            Supplemental Consolidating Data
                                                             -----------------------------------------------------------------------
                                Whirlpool Corporation              Whirlpool with WFC                     Whirlpool Financial
                                    (Consolidated)                 on an Equity Basis                      Corporation (WFC)
                             ----------------------------    -------------------------------        --------------------------------
                               March 31       December 31      March 31         December 31           March 31           December 31
                                1997             1996           1997               1996                1997                 1996
                             (Unaudited)       (Audited)     (Unaudited)         (Audited)          (Unaudited)           (Audited)
                             ------------     -----------    -----------        ------------        -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                     $2,292          $2,157           $813                $704             $1,479               $1,453
Accounts payable                     869             983            811                 886                 79                  111
Other current liabilities            819             882            810                 876                  9                    6
                              -----------     -----------    -----------         -----------        -----------          -----------
TOTAL CURRENT LIABILITIES          3,980           4,022          2,434               2,466              1,567                1,570

Long-term debt                       881             955            813                 887                 68                   68
Postemployment benefits              562             563            556                 557                  6                    6
Other liabilities                    359             367            242                 248                117                  119
                              -----------     -----------    -----------         -----------        -----------          -----------
                                   1,802           1,885          1,611               1,692                191                  193

Minority interests                   180             182             80                  82                110                  110

STOCKHOLDERS' EQUITY
Common stock                          81              81             81                  81                  8                    8
Paid-in capital                      248             246            248                 246                 26                   26
Retained earnings                  1,939           1,918          1,939               1,918                246                  242
Unearned restricted stock             (7)             (7)            (7)                 (7)                 -                    -
Currency translation
  adjustments                       (112)            (76)          (112)                (76)                (4)                  (3)
Treasury stock - at cost            (237)           (236)          (237)               (236)                 -                    -
                              -----------     -----------    -----------         -----------        -----------          -----------
TOTAL STOCKHOLDERS' EQUITY         1,912           1,926          1,912               1,926                276                  273

                              -----------     -----------    -----------         -----------        -----------          -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $7,874          $8,015         $6,037              $6,166             $2,144               $2,146
                              ===========     ===========    ===========         ===========        ===========          ===========

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31
(millions of dollars)                                                                       Supplemental Consolidating Data
                                                                                      -------------------------------------------
                                                            Whirlpool Corporation     Whirlpool with WFC     Whirlpool Financial
                                                                (Consolidated)        on an Equity Basis      Corporation (WFC)
                                                            ----------------------   --------------------   ---------------------

                                                              1997          1996       1997        1996       1997         1996
                                                            --------      --------   --------    --------   ---------    --------

OPERATING ACTIVITIES
Net earnings                                                $     46      $     38   $     46    $     38    $      4    $      4
Equity in net earnings of affiliated
  companies, less dividends received                             (13)           (8)       (13)         (8)          -           -
Equity in net earnings of WFC, net of dividend                     -             -         (4)         (4)          -           -
Depreciation and amortization                                     91            89         84          82           7           7
Provision for doubtful accounts                                    8            13          -           4           8           9
Restructuring spending                                            (6)          (21)        (6)        (21)          -           -
Change in receivables                                            (75)          (62)       (75)        (62)          -           -
Change in inventories                                            (33)         (135)       (33)       (135)          -           -
Change in payables                                               (42)          (46)       (41)        (46)         (1)          -
Other operating activities                                        (9)           13        (10)          4           1           9
                                                            --------      --------   --------    --------    --------    --------
CASH PROVIDED BY/(USED FOR) OPERATING ACTIVITIES                 (33)         (119)       (52)       (148)         19          29

INVESTING ACTIVITIES
Net additions to properties                                      (41)          (61)       (41)        (61)          -           -
Financing receivables originated and leasing assets purchased (1,039)         (908)         -           -      (1,039)       (908)
Principal payments received on financing
  receivables and leases                                       1,026           910          -           -       1,026         910
Other investing activities                                       (11)            7          -           -         (11)          7
                                                            --------      --------   --------    --------    --------    --------
CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES                 (65)          (52)       (41)        (61)        (24)          9

FINANCING ACTIVITIES
Proceeds of short-term borrowings                              9,632         3,379      2,993       1,397       6,639       1,982
Repayments of short-term borrowings                           (9,363)       (3,130)    (2,778)     (1,154)     (6,585)     (1,976)
Proceeds of long-term debt                                        28            37         28          37           -           -
Repayments of long-term debt                                    (139)          (63)      (115)        (34)        (24)        (29)
Repayments of non-recourse debt                                   (6)           (6)         -           -          (6)         (6)
Dividends                                                        (25)          (25)       (25)        (25)          -           -
Other financing activities                                        (6)          (23)        (6)        (19)          -          (4)
                                                            --------      --------   --------    --------    --------    --------
CASH PROVIDED BY/(USED FOR) FINANCING ACTIVITIES                 121           169         97         202          24         (33)
                                                            --------      --------   --------    --------    --------    --------
INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                       23            (2)         4          (7)         19           5
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                      129           149        102         125          27          24
                                                            --------      --------   --------    --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                       $    152      $    147   $    106    $    118    $     46    $     29
                                                            ========      ========   ========    ========    ========    ========

See notes to consolidated condensed financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 1997 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1996.


NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In November 1996, the company announced an agreement to sell the compressor division and related facilities of its majority-owned Indian subsidiary, contingent upon receiving all necessary government and regulatory approvals and finalization of definitive agreements. The transaction is expected to be finalized in 1997 at a sale price near the carrying amount of the related assets and involves a long-term supplier relationship with the purchaser, initially involving annual compressor purchases of about $25 million to $30 million.

In October 1996, the company acquired the remaining minority interest in Whirlpool Tatramat, a.s., a Slovakian washing machine manufacturer and appliance distributor, for about $4 million.

In September 1996, the company acquired 100% of Gentech Trading (Pty.) Ltd., a South African company, for about $27 million - $2 million of cash and $25 million of assumed debt. Renamed Whirlpool South Africa, the company manufactures refrigerators and markets manufactured and imported appliances under the Whirlpool and local KIC brand names. Gentech annual sales were about $100 million for its fiscal year 1995.

In May 1996, two of the company's majority-owned subsidiaries in India, Kelvinator of India (KOI) and Whirlpool Washing Machines Limited (WWML), were merged and renamed Whirlpool of India (WOI). As part of the merger plan, the company purchased an additional interest in WWML for $12 million in April 1996, resulting in a 56% interest in the combined entity, WOI.

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


NOTE C--INVENTORIES

Inventories consist of the following:


                                          March 31    December 31
                                            1997          1996
                                         ---------   ------------
                                           (millions of dollars)

Finished products                          $1,010         $  991
Raw materials and work in process             261            272
                                           ------         ------
     Total FIFO cost                        1,271          1,263

Less excess of FIFO cost
  over LIFO cost                              227            229
                                           ------          -----
                                           $1,044         $1,034
                                           ======         ======
NOTE D--AFFILIATED COMPANIES

Equity in the net earnings (loss) of affiliated companies is as follows:

                                          Three Months Ended
                                               March 31
                                            1997      1996
                                         ---------------------
                                         (millions of dollars)

Brazilian affiliates                       $23          $17
Mexican affiliate                           (1)          (4)
Other                                        -            1
                                          ----         ----
                                           $22          $14
                                          ====         ====

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E--GEOGRAPHIC SEGMENTS

(millions of dollars)

                                                                    Major
Three Months       North                          Other and          Home
Ended March 31    America    Europe    Asia     (Eliminations)    Appliances
----------------------------------------------------------------------------
Sales

1997              $ 1,289    $ 582     $ 121        $  (2)          $ 1,990
1996              $ 1,293    $ 613     $ 117        $ (10)          $ 2,013

Operating Profit (Loss)

1997              $    86    $   2     $ (14)       $  (1)          $    73
1996              $    86    $  (4)    $ (12)       $   2           $    72



NOTE F--EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which requires a new methodology for calculating basic and diluted earnings per share. The company's primary earnings per share as issued in the consolidated condensed statement of earnings are not materially different from basic and diluted earnings per share calculated under the new methodology. The new rules are required to be adopted in the fourth quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 1997 and 1996. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
--------

Revenues were $2.0 billion for the first quarter of 1997, a decrease of 1% compared to the prior year. Excluding currency fluctuations, revenues were up 1% year over year due to improved product and brand mix which is driving higher average sales value, partially offset by decreased unit volumes. North American unit volumes were down slightly in the first quarter compared to the prior year, in an industry that was down 2%, while sales were essentially flat with the prior year. North American industry shipments are expected to be down about 3% for the full year. European volumes were up 1% over the prior year while industry shipments were down 2% for the quarter. European sales were down 5% compared to the prior year but were up 3% excluding currency fluctuations, due to higher volumes and improved product and brand mix which is driving higher average sales value. European industry shipments are expected to be down 2% for the full year. WFC financial services revenues increased 13% for the first quarter compared to the prior year primarily due to a similar increase in outstanding financing receivables.

Expenses
--------

Gross margin percentage on products sold to net sales improved by 0.5 percentage points for the first quarter compared to 1996, stemming from improved product mix, manufacturing efficiencies and reduced material costs in both North America and Europe partially offset by pricing deterioration in North America.

Appliance selling and administrative expenses as a percent of net sales increased by 0.4 percentage points for the first quarter compared to 1996 due largely to higher promotional spending and strategic infrastructure spending in Asia. North American expenses as a percent of net sales deteriorated slightly due to increased promotional and advertising costs, partially offset by competitive cost structure initiatives. European expenses as a percent of net sales improved slightly due to reduced administrative and advertising spending. WFC selling and administrative expenses as a percent of financial services revenue decreased by over six percentage points due to higher revenues in 1997 and higher losses in 1996 on certain consumer financing investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Other Income and Expense
------------------------

Consolidated interest and sundry expense was up for the first quarter compared to the prior year, primarily due to a one-time gain on the sale of an investment by WFC in 1996 and several minor one-time noncash adjustments.

Appliance interest expense was down slightly in the first quarter compared to the prior year, primarily due to lower borrowing levels during 1997 (refer to "Cash Flow-Operating Activities") and favorable currency fluctuations, partially offset by higher interest rates.

Income Taxes
------------

The consolidated effective income tax rate was 47% for the first quarter compared to 44% for the comparable period in 1996 and a 62% annual 1996 rate. The reduction from the prior year's annual rate reflects the diminished impact of permanent items due to higher projected annual earnings in 1997 relative to 1996 as well as the use of certain foreign tax losses.

Equity in Affiliated Companies
------------------------------

Equity earnings in affiliated companies were $22 million in the first quarter of 1997 compared to $14 million in 1996.

The company's Brazilian affiliates generated equity earnings of $23 million for the quarter, an increase of $6 million over 1996. The increase reflects continuing strength in the Brazilian appliance industry, as well as $3 million of additional benefits from a government export incentive program that expires in mid 1998.

In December 1996, a favorable decision was obtained by Multibras S.A. Electrodomesticos (Multibras) and Empresa Brasileira de Compressores S.A. (Embraco) with respect to additional export incentives in connection with a Brazilian government export incentive program. In April 1997, these affiliates submitted tax-credit claims for 447 million reais, or approximately $440 million (U.S.) at the current exchange rate, relating to the favorable decision for exports from July 1988 through December 1996. The Brazilian court must render a final decision on the amount, timing and the payment method of any final award. Whirlpool has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims are uncertain. On an equity basis, Whirlpool owns about 37 percent of Multibras and 50 percent of Embraco.

The company's Mexican equity results improved $3 million over prior year's $4 million first quarter equity loss due to higher shipment volumes as well as lower financing costs triggered by a refinancing at the end of the second quarter in 1996.

Economic volatility and changes in government economic policy (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Net Earnings
------------

First quarter net earnings were $46 million or $.62 per share compared to net earnings of $38 million or $.50 per share in 1996.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the three months ended March 31, 1997 and 1996 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities in the first three months of 1997 was $33 million compared to $119 million used in 1996, largely reflecting lower seasonal working capital needs of the appliance business.

Investing Activities
--------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions for the first three months were $41 million in 1997 compared to $61 million in 1996. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Investment in the financial services business resulted in a net $13 million use of cash in 1997 compared to a net $2 million source of cash in 1996.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $25 million for the first quarter of 1997 and 1996.

The company's borrowings increased by $152 million during the first quarter of 1997, excluding the effect of currency fluctuations, primarily to fund seasonal working capital needs and property additions. The 1997 borrowing activities included the repayment of $113 million of outstanding subordinated zero-coupon convertible notes, financed through the issuance of additional commercial paper.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the March 31, 1997 balance sheet. The company's total assets are $7.9 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio at March 31, 1997 was flat compared to December 31, 1996. The appliance business debt to invested capital ratio net of cash ("debt ratio") was flat at 43% with the ratio at the end of 1996. The financial services debt to invested capital ratio of 80% was also flat compared to December 31, 1996. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's and Duff & Phelps.

Various European currency swaps and forward contracts serve as a hedge of net foreign currency cash flows and also hedge a portion of the company's European net assets. Changes in the value of the swaps and forward contracts due to movements in exchange rates are included in the currency translation component of stockholders' equity if they relate to the European net hedge or otherwise in other income (expense).

WFC's financing portfolio by business segment is as follows (in millions):


                             March 31, 1997         December 31, 1996
                             --------------         -----------------

Inventory                       $1,201    58%          $1,215     58%
Consumer                           484    23              474     23
Aerospace                          353    17              361     17
Other                               42     2               55      2
                                ------   ---           ------    ---

                                $2,080   100%          $2,105    100%
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

The financial services industry is very competitive and various leasing companies, financial institutions and finance companies operate in the same markets as WFC.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                                 First Quarter    Better/(Worse)
                                --------------    -------------
                                 1997    1996       $         %
                                ------  ------    ----       --
North America                   $1,260  $1,262    $ (2)       -%
Europe                             560     592     (32)      (5)
Asia                               113     104       9        9
Latin America                       60      58       2        3
Other                               (3)     (3)      -        -
                                ------   -----    ----       --

Total Appliance Business        $1,990  $2,013    $(23)      (1)%
                                ======  ======    ====       ==

Operating Profit by Business Unit was as follows:

                                 First Quarter    Better/(Worse)
                                 -------------    ------ -------
                                 1997    1996       $         %
                                 ----    ----      ---       ---

North America                    $128    $120      $ 8         7%
Europe                              4      (2)       6       300
Asia                              (15)    (11)      (4)      (36)
Latin America                       1       3       (2)      (67)
Other                             (45)    (38)      (7)      (18)
                                 ----    ----      ---       ---

Total Appliance Business         $ 73    $ 72      $ 1         1%
                                 ====    ====      ===        ===


For commentary regarding performance in North America and Europe, refer to "Results of Operations." Latin American sales and operating profit do not include the activities of Brazilian affiliates, which are included in equity in affiliated companies and discussed in "Results from Operations." Other consists of corporate expenses and eliminations.

Asia had year-over-year unit volume and sales growth as compared to the prior year. The planned first quarter operating loss in the region was higher than that sustained in the prior period as the region increased investment in sales and marketing infrastructure, primarily in China.

Latin America sales increased slightly from 1996 due to improving economic and industry environments. The Latin American appliance industry outside of Brazil is expected to increase 10% year over year versus a decline of about the same magnitude last year. The decline in operating profit in Latin America reflects the impact of one-time noncash adjustments including costs to transition distribution arrangements in certain markets.

                          PART II.  OTHER INFORMATION
                          ---------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                         Quarter Ended March 31, 1997



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.      The following are included herein:

        (11)  Computation of earnings per share

        (27)  Financial Data Schedule

        (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Report on Form 8-K for the quarterly period ended March 31, 1997:

        A Current Report on Form 8-K dated February 18, 1997 pursuant to Item 5, "Other Events", concerning the Company's announcement of the election of William D. Marohn to Vice Chairman of the Board and Ralph F. Hake to Senior Executive Vice President of Operations.

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



May 5, 1997