Form 10-Q
period 1997-06-30
WHIRLPOOL CORP /DE/
filed 1997-08-13
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

                                                        Yes   X   No
                                                            -----    -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock                             Shares outstanding at June 30, 1997
       ---------------------                             -----------------------------------

Common stock, par value $1 per share                                  74,552,169

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended June 30, 1997



                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

  Item 1.     Financial Statements (Unaudited)

               Consolidated Condensed Statements
                of Earnings                                   3

               Consolidated Condensed Balance Sheets          5

               Consolidated Condensed Statements
                of Cash Flows                                 7

               Notes to Consolidated Condensed
                Financial Statements                          8

  Item 2.     Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                         11

PART II - OTHER INFORMATION
---------------------------


  Item 4 & 6.  Exhibits and Reports on Form 8-K              18


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
THREE MONTHS ENDED June 30                                                              Supplemental Consolidating Data
                                                                            -------------------------------------------------------
(millions of dollars except share data)           Whirlpool Corporation       Whirlpool with WFC           Whirlpool Financial
                                                     (Consolidated)           on an Equity Basis            Corporation (WFC)
                                                 -----------------------    ----------------------     ----------------------------
                                                    1997        1996           1997        1996             1997           1996
                                                 ----------   ----------    ---------- -----------     --------------  ------------
REVENUES
Net sales                                         $   2,074    $   2,229     $   2,074   $   2,229       $          -    $        -
Financial services                                       43           43             -           -                 62            55
                                                  ---------    ---------     ---------   ---------       ------------    ----------
                                                      2,117        2,272         2,074       2,229                 62            55

EXPENSES
Cost of products sold                                 1,588        1,737         1,588       1,737                  -             -
Selling and administrative                              393          418           381         402                 31            28
Financial services interest                              22           16             -           -                 23            19
Intangible amortization                                   9            9             9           9                  -             -
                                                  ---------    ---------     ---------   ---------       ------------    ----------
                                                      2,012        2,180         1,978       2,148                 54            47
                                                  ---------    ---------     ---------   ---------       ------------    ----------
OPERATING PROFIT                                        105           92            96          81                  8             8

OTHER INCOME (EXPENSE)
Interest and sundry                                       4           (4)            2          (5)                 1             1
Interest expense                                        (40)         (44)          (38)        (41)                 -             -
                                                  ---------    ---------     ---------   ---------       ------------    ----------
EARNINGS BEFORE TAXES
  AND OTHER ITEMS                                        69           44            60          35                  9             9
Income taxes                                             32           21            29          18                  3             3
                                                  ---------    ---------     ---------   ---------       ------------    ----------
EARNINGS BEFORE EQUITY EARNINGS
  AND MINORITY INTERESTS                                 37           23            31          17                  6             6

Equity in WFC                                             -            -             3           5                  -             -
Equity in affiliated companies                           24           27            24          27                  -             -
Minority interests                                        4            2             7           3                 (3)           (1)
                                                  ---------    ---------     ---------   ---------       ------------    ----------

NET EARNINGS                                      $      65    $      52     $      65   $      52       $          3    $        5
                                                  =========    =========     =========   =========       ============    ==========

Per share of Common Stock:
    Primary earnings                              $    0.86    $    0.70
                                                  =========    =========
    Cash dividends                                $    0.34    $    0.34
                                                  =========    =========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
SIX MONTHS ENDED June 30                                                                Supplemental Consolidating Data
                                                                            -------------------------------------------------------
(millions of dollars except share data)          Whirlpool Corporation         Whirlpool with WFC           Whirlpool Financial
                                                    (Consolidated)             on an Equity Basis            Corporation (WFC)
                                                 ---------------------      -------------------------    --------------------------
                                                    1997        1996           1997        1996             1997           1996
                                                 ----------  ----------     ----------    ----------     ------------    ----------
REVENUES
Net sales                                        $    4,064  $    4,242     $    4,064    $    4,242     $          -    $        -
Financial services                                       91          89              -             -              124           109
                                                 ----------  ----------     ----------    ----------     ------------    ----------
                                                      4,155       4,331          4,064         4,242              124           109

EXPENSES
Cost of products sold                                 3,124       3,300          3,124         3,300                -             -
Selling and administrative                              785         811            754           771               64            60
Financial services interest                              42          32              -             -               45            38
Intangible amortization                                  17          18             17            18                -             -
                                                 ----------  ----------     ----------    ----------     ------------    ----------
                                                      3,968       4,161          3,895         4,089              109            98
                                                 ----------  ----------     ----------    ----------     ------------    ----------
OPERATING PROFIT                                        187         170            169           153               15            11

OTHER INCOME (EXPENSE)
Interest and sundry                                       -          (1)            (3)           (7)               3             6
Interest expense                                        (76)        (84)           (73)          (78)               -             -
                                                 ----------  ----------     ----------    ----------     ------------    ----------

EARNINGS BEFORE TAXES
    AND OTHER ITEMS                                     111          85             93            68               18            17

Income taxes                                             52          39             45            33                7             6
                                                 ----------  ----------     ----------    ----------     ------------    ----------
EARNINGS BEFORE EQUITY EARNINGS
    AND MINORITY INTERESTS                               59          46             48            35               11            11

Equity in WFC                                             -           -              7             9                -             -
Equity in affiliated companies                           46          41             46            41                -             -
Minority interests                                        6           3             10             5               (4)           (2)
                                                 ----------  ----------     ----------    ----------     ------------    ----------
NET EARNINGS                                     $      111  $       90     $      111    $       90     $          7    $        9
                                                 ==========  ==========     ==========    ==========     ============    ==========
Per share of Common Stock:
    Primary earnings                             $     1.48  $     1.20
                                                 ==========  ==========
    Cash dividends                               $     0.68  $     0.68
                                                 ==========  ==========

See notes to consolidated condensed financial statements.

                                       4


CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                            Supplemental Consolidating Data
                                                                     --------------------------------------------------------
                                         Whirlpool Corporation           Whirlpool with WFC           Whirlpool Financial
                                             (Consolidated)              on an Equity Basis            Corporation (WFC)
                                       --------------------------    --------------------------    --------------------------
                                         June 30      December 31      June 30      December 31      June 30      December 31
                                          1997           1996           1997           1996           1997           1996
                                       (Unaudited)     (Audited)     (Unaudited)     (Audited)     (Unaudited)     (Audited)
                                       -----------    -----------    -----------    -----------    -----------    -----------
ASSETS

CURRENT ASSETS

Cash and equivalents                     $  172         $  129         $  123         $  102         $   49         $   27
Trade receivables, less allowances
  (1997: $46; 1996: $45)                  1,104            966          1,104            966              -              -
Financing receivables and leases,
  less allowances
    (1997: $12; 1996: $12)                1,302          1,400              -              -          1,302          1,400
Inventories                               1,097          1,034          1,097          1,034              -              -
Other current assets                        275            283            277            291             10              6
                                         ------         ------         ------         ------         ------         ------
TOTAL CURRENT ASSETS                      3,950          3,812          2,601          2,393          1,361          1,433


Investments and other assets                822            830          1,110          1,113              -              -
Financing receivables and leases,
  less allowances
    (1997: $39; 1996: $38)                  710            705              -              -            710            705
Intangibles, net                            795            870            795            870              -              -
                                         ------         ------         ------         ------         ------         ------
                                          2,327          2,405          1,905          1,983            710            705

Property, plant and equipment             3,757          3,839          3,736          3,820             21             19
Accumulated depreciation                 (2,075)        (2,041)        (2,063)        (2,030)           (12)           (11)
                                         ------         ------         ------         ------         ------         ------
                                          1,682          1,798          1,673          1,790              9              8
                                         ------         ------         ------         ------         ------         ------
TOTAL ASSETS                             $7,959         $8,015         $6,179         $6,166         $2,080         $2,146
                                         ======         ======         ======         ======         ======         ======

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)                                                                Supplemental Consolidating Data
                                                                    ------------------------------------------------------------
                                        Whirlpool Corporation            Whirlpool with WFC               Whirlpool Financial
                                           (Consolidated)                on an Equity Basis                Corporation (WFC)
                                     -------------------------      ----------------------------      --------------------------
                                       June 30     December 31        June 30        December 31       June 30       December 31
                                         1997         1996              1997            1996             1997            1996
                                     (Unaudited)    (Audited)       (Unaudited)       (Audited)       (Unaudited)     (Audited)
                                     -----------    ---------       -----------       ---------       -----------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                            $2,299        $2,157            $  903         $  704            $1,396        $1,453
Accounts payable                            863           983               779            886                96           111
Other current liabilities                   853           882               844            876                 9             6
                                         ------        ------            ------         ------            ------        ------
TOTAL CURRENT LIABILITIES                 4,015         4,022             2,526          2,466             1,501         1,570

Long-term debt                              900           955               832            887                68            68
Postemployment benefits                     567           563               560            557                 7             6
Other liabilities                           356           367               240            248               116           119
                                         ------        ------            ------         ------            ------        ------
                                          1,823         1,885             1,632          1,692               191           193

Minority interests                          174           182                74             82               110           110

STOCKHOLDERS' EQUITY
Common stock                                 81            81                81             81                 8             8
Paid-in capital                             253           246               253            246                26            26
Retained earnings                         1,978         1,918             1,978          1,918               249           242
Unearned restricted stock                    (6)           (7)               (6)            (7)                -             -
Currency translation adjustments           (122)          (76)             (122)           (76)               (5)           (3)
Treasury stock - at cost                   (237)         (236)             (237)          (236)                -             -
                                         ------        ------            ------         ------            ------        ------
TOTAL STOCKHOLDERS' EQUITY                1,947         1,926             1,947          1,926               278           273

                                         ------        ------            ------         ------            ------        ------
TOTAL LIABILITIES AND EQUITY             $7,959        $8,015            $6,179         $6,166            $2,080        $2,146
                                         ======        ======            ======         ======            ======        ======

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30
(millions of dollars)                                                                 Supplemental Consolidating Data
                                                                                 -----------------------------------------
                                                         Whirlpool Corporation   Whirlpool with WFC    Whirlpool Financial
                                                            (Consolidated)       on an Equity Basis     Corporation (WFC)
                                                         --------------------    ------------------    -------------------
                                                            1997        1996       1997       1996        1997       1996
                                                         --------     -------    -------    -------    --------    -------
OPERATING ACTIVITIES
Net earnings                                             $    111     $    90    $   111    $    90    $      7    $     9
Equity in net earnings of affiliated
  companies, less dividends received                          (38)        (38)       (38)       (38)          -          -
Equity in net earnings of WFC, net of dividend                  -           -         (7)        (2)          -          -
Depreciation and amortization                                 181         182        169        168          12         14
Provision for doubtful accounts                                22          32          3          7          19         25
Restructuring spending                                        (11)        (32)       (11)       (32)          -          -
Change in receivables                                        (178)       (145)      (178)      (145)          -          -
Change in inventories                                         (88)        (60)       (88)       (60)          -          -
Change in payables                                            (71)        (50)       (70)       (50)         (1)         -
Other operating activities                                      8          36          9         29          (1)         7
                                                         --------     -------    -------    -------    --------    -------
CASH PROVIDED BY / (USED FOR) OPERATING ACTIVITIES            (64)         15       (100)       (33)         36         55

INVESTING ACTIVITIES
Net additions to properties                                  (105)       (136)      (105)      (136)          -          -
Financing receivables originated and leasing
  assets purchased                                         (2,042)     (1,907)         -          -      (2,042)    (1,907)
Principal payments received on financing
  receivables and leases                                    2,100       1,931          -          -       2,100      1,931
Acquisition of businesses, less cash acquired                   -         (12)         -        (12)          -          -
Other investing activities                                      3         (32)        13         15         (10)       (47)
                                                         --------     -------    -------    -------    --------    -------
CASH PROVIDED BY / (USED FOR) INVESTING ACTIVITIES            (44)       (156)       (92)      (133)         48        (23)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                          21,053       8,045      6,185      3,235      14,868      4,810
Repayments of short-term borrowings                       (20,773)     (7,797)    (5,873)    (2,998)    (14,900)    (4,799)
Proceeds of long-term debt                                     62          37         62         37           -          -
Repayments of long-term debt                                 (140)        (66)      (116)       (43)        (24)       (23)
Repayments of non-recourse debt                                (6)         (9)         -          -          (6)        (9)
Dividends                                                     (51)        (51)       (51)       (51)          -         (7)
Other financing activities                                      6         (26)         6        (23)          -         (3)
                                                         --------     -------    -------    -------    --------    -------
CASH PROVIDED BY / (USED FOR) FINANCING ACTIVITIES            151         133        213        157         (62)       (31)
                                                         --------     -------    -------    -------    --------    -------
INCREASE / (DECREASE) IN CASH AND EQUIVALENTS                  43          (8)        21         (9)         22          1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                   129         149        102        125          27         24
                                                         --------     -------    -------    -------    --------    -------
CASH AND EQUIVALENTS AT END OF PERIOD                    $    172     $   141    $   123    $   116    $     49    $    25
                                                         ========     =======    =======    =======    ========    =======

See notes to consolidated condensed financial statements.


                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 1997 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1996.

NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In June 1997, the company agreed to exchange its majority interest in its Argentine business to the company's Brazilian affiliate, Multibras, in a share for share exchange of Whirlpool Argentina for additional shares in Multibras, slightly increasing the company's minority interest position in Multibras. Whirlpool Argentina annual sales were $147 million for its fiscal year 1996.

In November 1996, the company announced an agreement to sell the compressor division and related facilities of its majority-owned Indian subsidiary, contingent upon receiving all necessary government and regulatory approvals and finalization of definitive agreements. In July 1997, the transaction was finalized at a sale price near the carrying amount of the related assets and involves a long-term supplier relationship with the purchaser, initially involving annual compressor purchases of about $25 million to $30 million.

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

In May 1996, two of the company's majority-owned subsidiaries in India, Kelvinator of India (KOI) and Whirlpool Washing Machines Limited (WWML), were merged and renamed Whirlpool of India (WOI). As part of the merger plan, the company purchased

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS (CONTINUED)

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

NOTE C--INVENTORIES

Inventories consist of the following:

                                        June 30     December 31
                                         1997          1996
                                        -------     -----------
                                         (millions of dollars)
Finished products                       $ 1,075       $   991
Raw materials and work in process           246           272
                                        -------       -------
    Total FIFO cost                       1,321         1,263

Less excess of FIFO cost
  over LIFO cost                            224           229
                                        -------       -------
                                        $ 1,097       $ 1,034
                                        =======       =======


NOTE D--AFFILIATED COMPANIES

Equity in the net earnings (loss) of affiliated companies is as follows:

                                          Six Months Ended
                                               June 30
                                         1997           1996
                                        ---------------------
                                        (millions of dollars)
Brazilian affiliates                    $  45           $  48
Mexican affiliate                           -              (8)
Other                                       1               1
                                        -----           -----
                                        $  46           $  41
                                        =====           =====

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E--GEOGRAPHIC SEGMENTS

(millions of dollars)

                                                                       Major
Three Months         North                          Other and           Home
Ended June 30       America      Europe    Asia   (Eliminations)     Appliances
--------------------------------------------------------------------------------

Sales

1997                $ 1,366     $   596   $  119     $    (7)        $    2,074
1996                $ 1,490     $   626   $  128     $   (15)        $    2,229

Operating Profit (Loss)

1997                $   107     $     6   $  (18)    $     1         $       96
1996                $   125     $   (24)  $  (14)    $    (6)        $       81



                                                                       Major
Six Months           North                          Other and           Home
Ended June 30       America      Europe    Asia   (Eliminations)     Appliances
--------------------------------------------------------------------------------

Sales

1997                $ 2,655     $ 1,178   $  240      $   (9)        $    4,064
1996                $ 2,783     $ 1,239   $  245      $  (25)        $    4,242

Operating Profit (Loss)

1997                $   193     $     8   $  (32)     $    -         $      169
1996                $   211     $   (28)  $  (26)     $   (4)        $      153




NOTE F--EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which requires a new methodology for calculating basic and diluted earnings per share. The company's primary earnings per share as disclosed in the consolidated condensed statement of earnings are not materially different from basic and diluted earnings per share calculated under the new methodology. The new rules are required to be adopted in the fourth quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six months ended June 30, 1997 and 1996. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

The accompanying financial statements include supplemental consolidating data reflecting the company's investment in Whirlpool Financial Corporation ("WFC") on an equity basis rather than as a consolidated subsidiary. Management believes this presentation provides more meaningful information about the major home appliance and financial services businesses.

Revenues
--------
Revenues decreased 7% for second quarter and 4% for the first half compared to the prior year periods. North American product shipments were down 9% with sales down 8% while product shipments for the first half were down 5% and sales down 4%. North American sales declines in the second quarter are due to weak air conditioner sales which were experienced throughout the entire industry. Absent the weak quarter for air conditioner sales, North American shipments and sales were in line with last year. North American industry-wide shipments are currently expected to be down about 3% for the full year over 1996. European product shipments were up 1% in an industry that was down about 2% for both the quarter and first half. European sales decreased 7% for the second quarter and 6% for the first half; however, excluding the effect of currency fluctuations, sales were up 3% for the second quarter and first half. Sales growth in Europe, in local currency, reflects stabilization of the trend of declining price realization that affected the industry for the last three years. For the remainder of the year, European industry-wide shipments are currently expected to be flat to down slightly compared with last year. WFC financial services revenues increased 13% for the second quarter and 14% for the first half compared to the prior year primarily due to increases in outstanding financing receivables.

Expenses
--------
Gross margin percentage on products sold to net sales improved by 1.3 percentage points for the second quarter and 0.9 percentage points for the first half compared to 1996. North American gross margin improved principally due to improved product mix, manufacturing efficiencies, effective cost control management and reduced material costs, partially offset by pricing deterioration. Price realization combined with improved product mix, effective cost control management and reduced material costs has improved European gross margin compared to the prior year.

Appliance selling and administrative expenses decreased 5% for the quarter and 2% for the first half, however, as a percent of net sales, expenses increased by
0.4 percentage points for both the second quarter and first half compared to 1996 due largely to the overall lower level of sales and freight and warehousing costs. The company continues to look at selling and administrative cost reduction opportunities. North American expenses as a percent of net sales deteriorated largely due to the overall level of sales and additional promotional and advertising costs, partially offset by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

competitive cost structure initiatives for both the second quarter and first half. European expenses as a percent of net sales improved slightly, in spite of the lower level of overall sales, due to reduced administrative and advertising spending, partially offset by increases in freight and warehousing costs for the second quarter and first half. WFC selling and administrative expenses as a percent of financial services revenue were down for the quarter and the first half due to higher revenues in 1997 and higher losses in 1996 on certain consumer financing receivables.

Other Income and Expense
------------------------
Consolidated interest and sundry expense for the quarter was better compared to the prior year, primarily due to a one-time gain on an asset disposal and foreign currency losses incurred in 1996. These second quarter gains offset a gain on the sale of an investment by WFC in the first quarter of 1996 leaving the first half flat with last year.

Appliance interest expense was down in the second quarter and first half compared to the prior year, primarily due to favorable currency fluctuations and partially offset by higher borrowing levels during 1997 (refer to "Cash Flow-Operating Activities") and higher interest rates.

Income Taxes
------------
The consolidated effective income tax rate was 48% for the 1996 and 1997 second quarter and 48% for the first half compared to 46% last year. The reduction from the prior year's annual rate of 62% reflects the diminished impact of permanent items due to higher projected annual earnings in 1997 relative to 1996 as well as the ability to benefit certain tax benefit losses in 1997.

Equity in Affiliated Companies
------------------------------
Equity earnings in affiliated companies were $24 million in the second quarter of 1997 compared to $27 million in 1996 and $46 million for the first half of 1997 compared to $41 million in the prior year period.

The company's Brazilian affiliates generated equity earnings of $22 million for the quarter and $45 million in the first half of 1997 compared to $31 million and $48 million in 1996. The decrease from 1996 record levels reflects increasing competition and a significant and continuing slowdown in the previous robust growth in the Brazilian appliance industry, partially offset by $7 million of additional benefits for the quarter and $10 million for the first half from a government export incentive program that expires in mid 1998.

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos (Multibras) and Empresa Brasileira de Compressores S.A. (Embraco) with respect to additional export incentives in connection with a Brazilian government export incentive program. In April 1997, these affiliates submitted tax-credit claims for about $440 million U.S. relating to the favorable decision for exports from July 1988 through December 1996. The Brazilian court must render a final decision on the amount, timing and the payment method of any final award. The company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims are uncertain. On an equity basis, the company owns about 37% of Multibras and 50% of Embraco.

The company's Mexican equity results improved $5 million over prior year's $4 million second quarter equity loss and broke even for the first half compared to $8 million of equity loss generated for the first half in 1996. This performance resulted from higher shipment volumes as the appliance industry was up nearly 29% and lower financing costs triggered by a refinancing at the end of the second quarter in 1996.

Economic volatility and changes in government economic policy (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region.

Net Earnings
------------

Second quarter net earnings were $65 million or $.86 per share compared to net earnings of $52 million or $.70 per share in 1996. First half net earnings were $111 million or $1.48 per share compared to net earnings of $90 million or $1.20 per share in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 1997 and 1996 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities in the first half of 1997 was $64 million compared to $15 million generated in 1996. The Company generally uses significant cash flow in the first half of each year largely due to seasonal working capital needs of the appliance business. The current year cash usage compared to the prior year reflects higher working capital needs, partially offset by higher earnings.

Investing Activities
--------------------

The principal recurring investing activities are property additions and investments in and collection of financing receivables and leases. Net property additions for the first half were $105 million in 1997 compared to $136 million in 1996. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Investment in the financial services business resulted in a net $58 million source of cash in 1997 compared to a net $24 million source of cash in 1996 reflecting the reduction of WFC's inventory financing portfolio and the continuing liquidation of WFC's discontinued portfolios.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $51 million for the first half of 1997 and 1996.

The company's borrowings increased by $197 million during the first half of 1997, excluding the effect of currency fluctuations, primarily to fund seasonal working capital needs and property additions. The 1997 borrowing activities included the first quarter repayment of $113 million of outstanding subordinated zero-coupon convertible notes, financed through the issuance of additional commercial paper.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the June 30, 1997 balance sheet. The company's total assets are $8.0 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio at June 30, 1997 was flat compared to December 31, 1996. The appliance business debt to invested capital ratio net of cash ("debt ratio") increased from 43% to 44% due primarily to higher borrowing levels to support seasonal working capital requirements, capital spending and dividend payments. The financial services debt to invested capital ratio decreased from 80% to 79% due primarily to reduced borrowings caused by quick turnover in the inventory financing portfolio. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's and Duff & Phelps.

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

WFC's financing portfolio by business segment is as follows (in millions):

                                        June 30, 1997                 December 31, 1996
                                  --------------------------      --------------------------

Inventory                            $1,121         56%              $1,215           58%
Consumer                                501         25                  474           23
Aerospace                               349         17                  361           17
Other                                    41          2                   55            2
                                     ------        ---               ------          ---
                                     $2,012        100%              $2,105          100%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following appliance business (WFC on an equity basis) data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:


                                    Second Quarter      Better/(Worse)        First Half        Better/(Worse)
                                   ----------------    ---------------     ----------------    ---------------
                                    1997      1996       $         %        1997      1996       $         %
                                   ------    ------    -----      ----     ------    ------    -----      ----
North America                      $1,335    $1,453    $(118)      (8)%    $2,595    $2,715    $(120)     (4)%
Europe                                565       606      (41)      (7)      1,125     1,198      (73)     (6)
Asia                                  111       113       (2)      (2)        224       217        7       3
Latin America                          63        59        4        7         123       117        6       5
Other                                   -        (2)       2     (100)         (3)       (5)       2      40
                                   ------    ------    ------    ----      ------    ------    -----     ---
Total Appliance Business           $2,074    $2,229    $(155)      (7)%    $4,064    $4,242    $(178)     (4)%
                                   ======    ======    =====     ====      ======    ======    =====     ===


Operating Profit By Business Unit was as follows:

                                Second Quarter   Better/(Worse)         First Half      Better/(Worse)
                                --------------  --------------          ------------    --------------
                                1997      1996      $      %             1997   1996     $         %
                                ----      ----    ----    ----           -----  ----    ---      -----
North America                   $144      $158    $(14)     (9)%          $272  $278    $(6)      (2)%
Europe                             6       (23)     29     126              10   (25)    35      140
Asia                             (20)      (15)     (5)    (33)            (35)  (26)    (9)     (35)
Latin America                      3        (1)      4     400               4     2      2      100
Other                            (37)      (38)      1       3             (82)  (76)    (6)      (8)
                                ----      ----    ----     ---           -----  ----    ---      ---
Total Appliance Business        $ 96      $ 81    $ 15      19 %          $169  $153    $16       10 %
                                ====      ====    ====     ===           =====  ====    ===      ===



For commentary regarding performance in North America and Europe, refer to "Results of Operations." Latin American sales and operating profit do not include the activities of Brazilian affiliates, which are included in equity in affiliated companies and discussed in "Results from Operations." Other consists of corporate expenses and eliminations.

Asia had year-over-year decreases for the second quarter in unit volume and sales as compared to the prior year and was flat with prior year levels for the first half. The second quarter operating loss in the region was higher than that sustained in the prior period as the region increased investment in sales and marketing infrastructure, primarily in China, and the Indian refrigerator industry experienced a significant slowdown. The company is currently evaluating its business strategy to determine the appropriate actions necessary to improve competitiveness in the region.

Latin America sales increased moderately from 1996 for the second quarter and first half due to improving economic and industry environments. The Latin American appliance industry outside of Brazil is expected to increase 10% year over year versus a decline of about the same magnitude last year. The increase in operating profit in Latin America for the quarter compared to last year is

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

principally due to reduced selling and administrative costs incurred as the company transitions to different distribution arrangements in certain markets.

The company is exploring a full array of strategic business options involving WFC. The analysis includes possible alliances, partnerships and other alternatives and is part of the company's ongoing assessment of how its worldwide businesses can best create value. The company expects to continue a relationship with WFC regardless of the study's outcome.

                          PART II.  OTHER INFORMATION

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                          Quarter Ended June 30, 1997



Item 4. Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

a. The Annual Meeting of Stockholders was held on April 15, 1997 with Messrs. Gary DiCamillo, Arnold G. Langbo, Philip L. Smith, and Ms. Kathleen J. Hempel each elected to a term to expire in 2000 pursuant to a stockholder vote.

     Nominee               For           Against    Abstentions
     -------               ---           -------    -----------
     Gary DiCamillo        64,717,551        0      887,517

     Kathleen J. Hempel    64,724,465        0      880,603

     Arnold G. Langbo      64,725,762        0      879,306

     Philip L. Smith       64,725,470        0      879,598

     Messrs. Burnett, Cain, Gilmour, Marohn, Marsh, Stern, and Whitwam, and Ms. Stoney each have terms of office as directors that continued after the 1997 Annual Meeting.


Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

a.   The following are included herein:

     (11)  Computation of earnings per share

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 1997:

     A Current Report on Form 8-K dated April 1, 1997 pursuant to Item 5, "Other Events," to report the resignation of Bradley J. Bell from his position as Vice President and Treasurer effective April 30, 1997.

A Current Report on Form 8-K dated April 18, 1997 pursuant to Item 5, "Other Events," to report the registrant's first quarter 1997 earnings.

A Current Report on Form 8-K dated April 18, 1997 pursuant to Item 5, "Other Events," to report tax credits amounting to approximately $440 million U.S. claimed by the registrant's Brazilian affiliates under a Brazilian government export program. A Brazilian court must render a final decision on the amount, timing and payment method of any final award. The registrant, which owns minority interests in the Brazilian companies, Multibras S.A. Eletrodomesticos and Empresa Brasileira de Compressores S.A., has not recognized any income relating to the claims.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WHIRLPOOL CORPORATION
                                             (Registrant)



                                        By John P. Cunningham
                                           -----------------------
                                           John P. Cunningham
                                          Executive Vice President
                                         and Chief Financial Officer
                                        (Principal Financial Officer)



August 13, 1997