Form 10-Q
period 1997-09-30
WHIRLPOOL CORP /DE/
filed 1997-11-06
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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

                                  Yes  X    No
                                      ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock          Shares outstanding at September 30, 1997
       ---------------------          ----------------------------------------

Common stock, par value $1 per share                75,010,784

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                       Quarter Ended September 30, 1997



                    INDEX OF INFORMATION INCLUDED IN REPORT



                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION
------------------------------


  Item 1.   Financial Statements (Unaudited)

              Consolidated Condensed Statements
               of Earnings                                          3

              Consolidated Condensed Balance Sheets                 4

              Consolidated Condensed Statements
               of Cash Flows                                        5

              Notes to Consolidated Condensed
               Financial Statements                                 6

  Item 2.   Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                                12


PART II - OTHER INFORMATION
---------------------------


  Item 6.   Exhibits and Reports on Form 8-K                       18


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30
(millions of dollars except share and dividend data)

                                                                  Third Quarter               Nine Months
                                                                ------------------         ------------------
                                                                  1997     1996              1997     1996
                                                                -------- ---------         -------- ---------

Net sales                                                       $  2,043  $  2,155         $  6,107  $  6,397

EXPENSES:
 Cost of products sold                                             1,593     1,679            4,717     4,979
 Selling and administrative                                          398       383            1,152     1,154
 Intangible amortization                                               8         9               25        27
 Restructuring costs                                                 308        30              308        30
                                                                 --------  --------         --------  --------
                                                                   2,307     2,101            6,202     6,190
                                                                 --------  --------         --------  --------
  OPERATING PROFIT (LOSS)                                           (264)       54              (95)      207

OTHER INCOME (EXPENSE):
 Interest and sundry income (expense)                                 (7)       (1)             (10)       (8)
 Interest expense                                                    (37)      (39)            (110)     (117)
                                                                 --------  --------         --------  --------
  EARNINGS (LOSS) BEFORE INCOME TAXES
    AND OTHER ITEMS                                                 (308)       14             (215)       82

      Income taxes                                                   (71)       18              (26)       51
                                                                 --------  --------         --------  --------
  EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE EQUITY EARNINGS AND MINORITY INTERESTS                   (237)       (4)            (189)       31

    Equity earnings of affiliated companies                           15        20               61        61
    Minority interests                                                22         4               32         9
                                                                 --------  --------         --------  --------
  EARNINGS (LOSS) FROM CONTINUING OPERATIONS                        (200)       20              (96)      101

    Discontinued operations less applicable taxes                    (18)        1              (11)       10
                                                                 --------  --------         --------  --------
  NET EARNINGS (LOSS)                                           $   (218) $     21         $   (107) $    111
                                                                  =======   =======          =======   =======

Per share of common stock:
 Primary earnings (loss) from continuing operations             $  (2.69) $   0.27         $  (1.30) $   1.35
 Primary earnings (loss) from discontinued operations              (0.24)     0.01            (0.14)     0.13
                                                                 --------  --------         --------  --------
  Primary earnings (loss)                                       $  (2.93) $   0.28         $  (1.44) $   1.48
                                                                  =======   =======          =======   =======
 Cash dividends                                                 $   0.34  $   0.34         $   1.02  $   1.02
                                                                  =======   =======          =======   =======

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
WHIRLPOOL CORPORATION AND SUBSIDIARIES

(millions of dollars)


                                                                September 30       December 31
                                                                    1997               1997
                                                                (Unaudited)         (Audited)
                                                                ------------       ------------
ASSETS

CURRENT ASSETS

Cash and equivalents                                             $        90       $        129
Trade receivables, less allowances
     (1997: $63 ;1996:  $45 )                                          1,312                966

Financing receivables and leases,
   less allowances
     (1997:  -  ;1996:  $12 )                                              -              1,400
Inventories                                                              911              1,034
Other current assets                                                     380                283

Net assets of discontinued operations                                  1,594                  -
                                                                 -----------       ------------
TOTAL CURRENT ASSETS                                                   4,287              3,812


Investments and other assets                                           1,026                830
Financing receivables and leases,
   less allowances
     (1997:  -  ;1996:  $38 )                                              -                705
Intangibles, net                                                         757                870
                                                                 -----------       ------------
                                                                       1,783              2,405

Property, plant and equipment                                          3,683              3,839
Accumulated depreciation                                              (2,119)            (2,041)
                                                                 -----------       ------------
                                                                       1,564              1,798
                                                                 -----------       ------------
TOTAL ASSETS                                                     $     7,634       $      8,015
                                                                 ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                                                    $     2,055       $      2,157
Accounts payable                                                         810                983
Other current liabilities                                              1,128                882
                                                                 -----------       ------------
TOTAL CURRENT LIABILITIES                                              3,993              4,022

Long-term debt                                                           900                955
Postemployment benefits                                                  573                563
Other liabilities                                                        326                367
                                                                 -----------       ------------
                                                                       1,799              1,885


Minority interests                                                       131                182



STOCKHOLDERS' EQUITY
Common stock                                                              82                 81
Paid-in capital                                                          271                246
Retained earnings                                                      1,735              1,918
Unearned restricted stock                                                 (6)                (7)
Currency translation adjustment                                         (134)               (76)
Treasury stock - at cost                                                (237)              (236)
                                                                 -----------       ------------
TOTAL STOCKHOLDERS' EQUITY                                             1,711              1,926

                                                                 -----------       ------------
TOTAL LIABILITIES AND EQUITY                                     $     7,634       $      8,015
                                                                 ===========       ============

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
WHIRLPOOL CORPORATION AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30
(millions of dollars)

                                                                                   1997        1996
                                                                                 --------    --------
CONTINUING OPERATIONS:
  OPERATING ACTIVITIES
  Net earnings / (loss)                                                          $  (107)    $   111
  Equity in net earnings of affiliated
   companies, less dividends received                                                (45)        (54)
  Equity in net earnings in discontinued operations, net of dividend                  11          (3)
  Depreciation and amortization                                                      248         249
  Provision for doubtful accounts                                                      7           2
  Restructuring spending                                                             290         (24)
  Change in receivables                                                             (148)         11
  Change in inventories                                                               53         (14)
  Change in payables                                                                (146)       (105)
  Other operating activities                                                         (45)         88
                                                                                 -------     -------
  CASH PROVIDED BY OPERATING ACTIVITIES                                              118         261

  INVESTING ACTIVITIES
  Net additions to properties                                                       (167)       (209)
  Acquisition of businesses, less cash acquired                                        -         (14)
  Other investing activities                                                           8          15
                                                                                 -------     -------
  CASH USED FOR INVESTING ACTIVITIES                                                (159)       (208)

  FINANCING ACTIVITIES
  Proceeds of short-term borrowings                                                7,840       5,031
  Repayments of short-term borrowings                                             (7,800)     (5,147)
  Proceeds of long-term debt                                                          82         297
  Repayments of long-term debt                                                      (117)       (124)
  Dividends                                                                          (76)        (76)
  Purchase of treasury stock                                                           -          (1)
  Other financing activities                                                          58         (24)
                                                                                 -------     -------
  CASH USED FOR FINANCING ACTIVITIES                                                 (13)        (44)
                                                                                 -------     -------
  INCREASE / (DECREASE) IN CASH AND EQUIVALENTS                                      (54)          9

DISCONTINUED OPERATIONS:
  WHIRLPOOL FINANCIAL CORPORATION (NET)                                               15          14
                                                                                 -------     -------

  INCREASE / (DECREASE) IN CASH AND EQUIVALENTS                                      (39)         23

  CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                        129         149
                                                                                 -------     -------
  CASH AND EQUIVALENTS AT END OF PERIOD                                          $    90     $   172
                                                                                 =======     =======

  See notes to consolidated condensed financial statements.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 1997 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1996.


NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In September 1997, the company reached a definitive agreement to purchase a controlling interest in Brasmotor S.A. in Brazil. This transaction will involve the purchase of preferred or non-voting shares and 33% of Brasmotor's voting shares. The shares, combined with Whirlpool's existing 33% voting share holdings in the company, extend Whirlpool's position to 66% of the voting shares of the company which will result in the consolidation of the Brazilian affiliates upon the completion of the acquisition in the fourth quarter of 1997. The purchase price for the transaction is expected to be about $217 million.

In September 1997, the company reached a definitive agreement to sell the majority of the assets of its subsidiary Whirlpool Financial Corporation ("WFC"). See Note C for further explanation.

In August 1997, the company sold its majority interest in its Argentine business to the company's Brazilian affiliate, Multibras, in a share for share exchange of Whirlpool Argentina shares for additional shares in Multibras, slightly increasing the company's minority interest position in Multibras. No gain or loss was recognized by the company on this transaction. Whirlpool Argentina's annual sales and earnings are not significant to the company's consolidated results of operations.

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

agreements. In July 1997, the transaction was finalized at a sale price near the carrying amount of the related assets.

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

Pro forma consolidated operating results reflecting acquisitions completed through September 30, 1997 would not have been materially different from reported amounts. The acquisitions have been accounted for as purchases and their operating results have been consolidated with the company's results since the dates of acquisition.


NOTE C--DISCONTINUED OPERATIONS

During the third quarter of 1997, the company decided to discontinue its financing operations and adopted a plan to dispose of most of the assets of WFC in a series of transactions over the next few months. The company expects to record a net of tax gain relative to the sales of these assets of about $55 million.

In September 1997, the company reached a definitive agreement to sell the inventory, consumer, and international financing businesses of WFC to Transamerica Distribution Finance Corporation (TDF). The company expects to close the sale with TDF following appropriate regulatory approval in the United States and overseas.

In addition, the company expects to complete the sale of a majority of its aerospace financing business in the fourth quarter. In connection with this transaction, a $36 million pretax, $22 million after-tax charge was established in the third quarter to provide a reserve for certain Whirlpool Financial Corporation aerospace assets.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C--DISCONTINUED OPERATIONS (CONTINUED)

Income taxes related to discontinued operations - Expense / (Income):

                    Three Months          Nine Months
                 Ended September 30    Ended September 30
                 ------------------    ------------------
                           (millions of dollars)
1997                  $    (10)              $    (3)
1996                  $      1               $     7

NOTE D--INVENTORIES

Inventories consist of the following:

                                           September 30   December 31
                                               1997          1996
                                           ------------   -----------
                                               (millions of dollars)
Finished products                             $ 903         $  991
Raw materials and work in process               228            272
                                              -----         ------
  Total FIFO cost                             1,131          1,263

Less excess of FIFO cost
 over LIFO cost                                 220            229
                                              -----         ------
                                              $ 911         $1,034
                                              =====         ======

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E--AFFILIATED COMPANIES

Equity in the net earnings (loss) of affiliated companies is as follows:

                                            Nine Months Ended
                                               September 30
                                            1997         1996
                                          ---------------------
                                          (millions of dollars)
Brazilian affiliates                       $   57       $   67
Mexican affiliate                               3           (8)
Other                                           1            2
                                           ------       ------
                                           $   61       $   61
                                           ======       ======

The Brazilian affiliates have used the U.S. dollar for accounting purposes due to the high levels of inflation in the Brazilian economy. Because the inflation rate has declined significantly and if the current trend continues through the end of the year, the Brazilian economy is expected to cease being considered highly inflationary and the functional currency for some or all of the Brazilian affiliates will change beginning in January 1998 to the local currency for accounting purposes. The company has not determined the effect on future financial statements.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE F--RESTRUCTURING AND OTHER SPECIAL CHARGES

Restructuring costs consist of the following:

                                                     September 30
                                                   1997         1996
                                                 ---------------------
                                                 (millions of dollars)
Cash costs:
 Employee severance and related payments         $   163      $      9
 Lease termination, facility disposition
  and other costs                                     46             3
                                                 -------      --------
   Total cash costs                                  209            12

Noncash costs:
 Loss on disposal of facilities and equipment         57             -
 Other asset write-downs                              42            18
                                                 -------      --------
   Total non-cash costs                               99            18
                                                 -------      --------

                                                 $   308      $     30
                                                 =======      ========

Third quarter 1997 restructuring costs of $308 million pretax, $221 million after-tax include the elimination of about 4,700 positions in Asia, Europe and North America primarily by increasing efficiencies in the European operations through product consolidation and facility closings, while seeking strategic alliances or other alternatives for two Chinese joint ventures. The restructuring charge will result in annualized expected savings of $180 million when fully implemented in the year 2000.

During the third quarter of 1997 the company also recognized special operating charges of $53 million pretax, $37 million after-tax and minority interest, principally due to the adjustment of the carrying value of receivables and inventory, primarily in Europe and Asia.

1996 restructuring costs relate to streamlining a North American refrigerator manufacturing operation in order to achieve greater efficiencies and lower manufacturing costs for specific refrigerator models, transferring Asian research and engineering operations from the regional center to the manufacturing locations and relocating Whirlpool Asian headquarters to Hong Kong. Pretax charges of $18 million and $12 million relate to the company's North American and Asian operations and involve the termination of about 850 employees. About one-half of the cash costs were paid in 1996 with the remainder paid in 1997. Total 1996 after-tax charges were $19 million or $.25 per share.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE G--GEOGRAPHIC SEGMENTS


(millions of dollars)
                                                                               Major
Three Months             North                              Other and           Home
Ended September 30      America    Europe      Asia       (Eliminations)     Appliances
---------------------------------------------------------------------------------------

Sales

1997                 $ 1,362      $  606       $  104         $ (29)         $ 2,043
1996                 $ 1,389      $  656       $  116         $  (6)         $ 2,155

Operating Profit

1997                 $    52      $ (175)      $ (140)        $  (1)         $  (264)
1996                 $    89      $   (4)      $  (30)        $  (1)         $    54


                                                                               Major
Nine Months              North                              Other and           Home
Ended September 30      America    Europe      Asia       (Eliminations)     Appliances
---------------------------------------------------------------------------------------

Sales

1997                 $ 4,017      $1,784       $  344         $ (38)         $ 6,107
1996                 $ 4,172      $1,895       $  361         $ (31)         $ 6,397

Operating Profit

1997                 $   245      $ (167)      $ (172)        $  (1)         $   (95)
1996                 $   300      $  (32)      $  (56)        $  (5)         $   207



NOTE H--EARNINGS PER SHARE

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine months ended September 30, 1997 and 1996. This section of Management's Discussion highlights the main factors affecting operating results. The accompanying financial statements include the company's investment in Whirlpool Financial Corporation ("WFC") on a discontinued basis.

Net Sales
---------

Net sales decreased 5% for the third quarter and 5% for the first nine months compared to the prior year periods. North American product shipments for the quarter were up 1% with sales down 2% while product shipments for the first nine months were down 3% and sales down 4% in an industry that was down approximately 3-5% for the first nine months. North American sales declines in the third quarter were largely driven by the intense competitive pricing environment in the industry. North American industry-wide shipments are currently expected to be down about 2% for the full year over 1996. European product shipments were up 6% for the quarter in an industry that was up about 2%. European sales decreased 7% for the quarter and the first nine months; however, excluding the effect of currency fluctuations, sales were up 8% for the quarter. Sales growth in Europe, in local currency, reflects stabilization of the trend of declining price realization that affected the industry for the last three years. For the remainder of the year, European industry-wide shipments are currently expected to be flat compared with last year.

Expenses
--------

Gross margin percentage, excluding a special operating charge of $28 million pretax, improved by 1.3 percentage points for the quarter and 1.0 percentage points for the first nine months compared to 1996. North American gross margin percentage improved principally due to manufacturing efficiencies, effective cost control management and reduced material costs, partially offset by pricing deterioration. Price realization combined with improved product mix, effective cost control management and reduced material costs have improved European gross margin percentage significantly compared to the prior year.

Appliance selling and administrative expenses, excluding a special operating charge of $25 million pretax, decreased 3% for the quarter and 2% for the first nine months, however, as a percent of net sales expenses increased by 0.5 percentage points for both the quarter and first nine months compared to 1996 due largely to the overall lower level of sales and higher administrative costs. The company continues to look at selling and administrative cost reduction opportunities. North American expenses as a percent of net sales were flat in the third quarter and deteriorated slightly for the first nine months due to the overall level of sales and additional advertising costs. European expenses as a percent of net sales deteriorated slightly for the quarter due to the lower level of overall sales. The percentage was slightly favorable for the first nine months in spite of the lower level of overall sales, due to reduced administrative and advertising spending, partially offset by increases in freight costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Restructuring costs of $308 million pretax were incurred in the quarter to better align the company's cost structure within the global home-appliance marketplace, which is expected to result in annual savings of about $180 million when fully implemented by the year 2000. In addition, the discontinued operations results include a pretax charge of $36 million, after-tax charge of $22 million to provide a reserve for certain WFC aerospace assets.

Other Income and Expense
------------------------

Consolidated interest and sundry expense was up for the quarter compared to the prior year, primarily due to increases in Europe related to foreign currency losses and miscellaneous items. These third quarter expenses were partially offset by a one-time gain on an asset disposal in the second quarter of 1997 and foreign currency losses incurred in 1996, leaving the first nine months unfavorable compared to last year.

Appliance interest expense was down in the third quarter and first nine months compared to the prior year, primarily due to favorable currency fluctuations and partially offset by higher borrowing levels during 1997 (refer to "Cash Flow-Operating Activities") and higher interest rates.

Income Taxes
------------

The effective income tax rate for continuing operations, excluding restructuring and special operating charges, was 47% for the quarter compared to 66% in 1996 and 48% for the first nine months compared to 56% last year. The reduction from the prior year's annual rate of 62% reflects the diminished impact of permanent items due to higher projected annual earnings, excluding the above charges, in 1997 relative to 1996 as well as the ability to benefit from certain tax losses in 1997.

Equity in Affiliated Companies
------------------------------

Equity earnings in affiliated companies were $15 million in the third quarter of 1997 compared to $20 million in 1996 and $61 million for the first nine months of both 1997 and 1996.

The company's Brazilian affiliates generated equity earnings of $12 million for the quarter and $57 million in the first nine months of 1997 compared to $20 million and $67 million in 1996. The decrease from 1996 record levels reflects increasing competition and a significant and continuing slowdown in the previous robust growth in the Brazilian appliance industry, partially offset by $14 million of additional Befiex benefits and other tax benefits for the quarter and $24 million for the first nine months from a government export incentive program that expires in mid 1998.

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos (Multibras) and Empresa Brasileira de Compressores S.A. (Embraco) with respect to additional export incentives in connection with a Brazilian government export incentive program. In April 1997, these affiliates submitted tax-credit claims for about $440 million (U.S.) relating to the favorable decision for exports from July 1988 through December 1996. The Brazilian court must render a final decision on the amount, timing and the payment method of any final award. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

company has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims are uncertain. On an equity basis, the company owns about 37% of Multibras and 50% of Embraco.

The company's Mexican equity results improved $2 million over prior year's break-even third quarter and are $11 million better for the first nine months compared to the $8 million of equity loss generated in 1996. This performance resulted from higher shipment volumes as the appliance industry was up nearly 30% and lower financing costs triggered by a refinancing at the end of the second quarter in 1996.

Economic volatility and changes in government economic policy (including those affecting exchange rates and tariffs) continue to affect consumer purchasing power and the appliance industry as a whole in Mexico, Brazil and the entire Latin American region.

Net Earnings
------------

Third quarter net earnings, excluding restructuring, operating charges and a reserve provided for certain WFC assets, were $62 million or $.82 per share compared to net earnings of $40 million or $.53 per share in 1996, excluding restructuring. Net earnings, excluding restructuring, operating charges and a reserve provided for certain WFC assets, for the first nine months were $173 million or $2.30 per share compared to net earnings of $130 million or $1.73 per share in 1996, excluding restructuring.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 1997 and 1996 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash generated by operating activities for continuing operations in the first nine months of 1997 was $118 million compared to $261 million in 1996. The current year cash generation compared to the prior year reflects higher working capital needs.

Investing Activities
--------------------

The principal recurring investing activities are property additions and investments. Net property additions for continuing operations for the first nine months were $167 million in 1997 compared to $209 million in 1996. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $76 million for the first nine months of 1997 and 1996.

The company's borrowings for continuing operations increased by $5 million during the first nine months of 1997, excluding the effect of currency fluctuations, primarily to fund seasonal working capital needs and property additions. The 1997 borrowing activities for continuing operations included the first quarter repayment of $113 million of outstanding subordinated zero-coupon convertible notes, financed through the issuance of additional commercial paper.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the September 30, 1997 balance sheet. The company's total assets are $7.6 billion and stockholders' equity is $1.7 billion.

The overall debt to invested capital ratio at September 30, 1997 increased slightly compared to December 31, 1996 due primarily to the restructuring and special operating charge write-off and higher borrowing levels to support seasonal working capital requirements, capital spending and dividend payments. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's and Duff & Phelps.

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

In the fourth quarter of 1997, the company plans to purchase a majority interest in Brasmotor, one of the Brazilian affiliates. This purchase will be funded with the proceeds of previously sold assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT
The following data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                        Third Quarter       Better/(Worse)       Nine Months        Better/(Worse)
                       ----------------    ----------------    ----------------    ----------------
                        1997      1996       $         %        1997      1996       $         %
                       ------    ------    ------    ------    ------    ------    ------    ------
North America          $1,328    $1,360    $  (32)       (2)%  $3,923    $4,075    $ (152)       (4)%
Europe                    588       633       (45)       (7)    1,713     1,831      (118)       (6)
Asia                       88       101       (13)      (13)      312       318        (6)       (2)
Latin America              36        63       (27)      (43)      159       180       (21)      (12)
Other                       3        (2)        5       250         0        (7)        7       100
                       ------    ------    ------    ------    ------    ------    ------    ------
Total                  $2,043    $2,155    $ (112)       (5)%  $6,107    $6,397    $ (290)       (5)%
                       ======    ======    ======    ======    ======    ======    ======    ======

Operating Profit by Business Unit was as follows:

                        Third Quarter       Better/(Worse)       Nine Months        Better/(Worse)
                       ----------------    ----------------    ----------------    ----------------
                        1997      1996       $         %        1997      1996       $         %
                       ------    ------    ------    ------    ------    ------    ------    ------
North America          $  136    $  138     $  (2)       (1)%  $  408    $  416    $   (8)       (2)%
Europe                     21        (2)       23     1,150        31       (27)       58       215
Asia                      (19)      (19)        -         -       (54)      (45)       (9)      (20)
Latin America               -         2        (2)     (100)        4         4         -         -
Restructuring and
  Operating Charge       (361)      (30)     (331)   (1,103)     (361)      (30)     (331)   (1,103)
Other                     (41)      (35)       (6)      (17)     (123)     (111)      (12)      (11)
                       ------    ------    ------    ------    ------    ------    ------    ------
Total                  $ (264)   $   54    $ (318)     (589)%  $  (95)   $  207    $ (302)     (146)%
                       ======    ======    ======    ======    ======    ======    ======    ======

For commentary regarding performance in North America and Europe, refer to "Results of Operations." Latin American sales and operating profit do not include the activities of Brazilian affiliates, which are included in equity in affiliated companies and discussed in "Results from Operations." Other consists of corporate expenses and eliminations.

Asia had year-over-year decreases for both the third quarter and first nine months in unit volume and sales as compared to the prior year. The third quarter operating loss in the region was flat with the prior period as the Indian refrigerator industry experienced a significant slowdown which was offset by cost structure initiatives for the quarter. The company has decided to restructure two of the China businesses and to significantly reduce costs in the Asia and China headquarters. These actions are proceeding as planned and are currently expected to produce improved operating results for the Asian region in 1998.

Latin America sales decreased significantly from 1996 for the quarter primarily due to the recognition of one month of Whirlpool Argentina results in the third quarter of 1997 versus three months in 1996 due to the exchange of Whirlpool Argentina for increased ownership in Multibras. Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

                          PART II. OTHER INFORMATION
                          --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1997


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.   The following are included herein:

     (11)  Computation of earnings per share

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended September 30, 1997:

     A Current Report on Form 8-K dated July 10, 1997 pursuant to Item 5, "Other Events," to report Eileen Kamerick being named corporate vice president and treasurer for the company. Also, on July 15, 1997 the registrant reported second quarter and first half earnings for 1997.

     A Current Report on Form 8-K dated July 31, 1997 pursuant to Item 5, "Other Events," to report that the registrant was exploring a full array of strategic business options involving Whirlpool Financial Corporation, its wholly owned financial services subsidiary.

     A Current Report on Form 8-K dated September 18, 1997 pursuant to Item 5, "Other Events," to report that the registrant was taking several steps to extend its global leadership position and to change its worldwide business structure. These steps are as follows:

     . Acquiring the majority interest in Brasmotor S.A., the company's Latin American affiliate, for $217 million;

     . Electing H. Miguel Etchenique, chairman and CEO of Brasmotor S.A., to Whirlpool's Board of Directors;

     . Selling the inventory and consumer financial business and certain other assets of Whirlpool Financial Corporation;

     . Eliminating about 4,700 positions in Asia, Europe and North America, while seeking strategic alliances or other alternatives for two Chinese joint ventures.

     A Current Report on Form 8-K dated September 22, 1997 pursuant to Item 5, "Other Events," to report the resignation of Robert G. Thompson as corporate vice president and controller. Mark Brown was named as successor to Mr. Thompson. Also, on September 24, 1997, the registrant announced that Michael D. Thieneman will become executive vice president of the company's North American Region. Mr. Thieneman succeeds Ralph F. Hake, senior executive vice president of operations, who was named to his current position in February.

     A Current Report on Form 8-K dated October 15, 1997 pursuant to Item 5, "Other Events," to report third quarter financial results and the completion of the sale of Whirlpool Financial Corporation's inventory finance business, and certain other assets, to Transamerica Distribution Finance Corporation.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WHIRLPOOL CORPORATION
                                           (Registrant)



                                       By   John P. Cunningham
                                         ------------------------
                                            John P. Cunningham
                                         Executive Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)



November 3, 1997