Form 10-K405
period 1997-12-31
WHIRLPOOL CORP /DE/
filed 1998-03-20
CIK 106640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                      OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-3932

                             WHIRLPOOL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                         38-1490038
                 DELAWARE                      (I.R.S. EMPLOYER IDENTIFICATION
         (STATE OF INCORPORATION)                           NO.)


 2000 NORTH M-63, BENTON HARBOR, MICHIGAN                49022-2692
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

  The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and elected officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on March 2, 1998, was $4,889,641,109.

  On March 2, 1998, the registrant had 75,740,288 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                        PART OF FORM 10-K INTO
    DOCUMENT                                              WHICH INCORPORATED
    --------                                            ----------------------
   The Company's annual report to stockholders for the
    year ended
    December 31, 1997                                     Parts I, II and IV
   The Company's proxy statement for the 1998 annual
    meeting of
    stockholders (SEC File No. 1-3932)                         Part III

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

                              RECENT DEVELOPMENTS

 Global Restructuring:

  On September 18, 1997, the Company announced and began executing an extensive global restructuring plan that is intended to strengthen its global business operations. Key features of the restructuring plan are described below.

1) Sale of Whirlpool Financial Corporation assets:

  The Company sold the bulk of the assets of its financial services subsidiary, Whirlpool Financial Corporation ("WFC"). WFC provided inventory and consumer financing services to the appliance, consumer electronics, lawn & garden, home heating & air conditioning, and music industries. On September 17, 1997, the Company reached a definitive agreement to sell the majority of WFC's assets in a series of transactions to Transamerica Distribution Finance Corporation ("TDF"), subject to TDF obtaining appropriate government approvals. During the fourth quarter, Whirlpool completed the sale of certain inventory floor planning financing assets and international factoring assets to TDF for approximately $927 million. In January 1998, the Company sold to TDF certain remaining international assets and consumer financing receivable assets for approximately $370 million. Under an ongoing strategic partnership, TDF will continue to provide financing services to Whirlpool's trade partners and customers. In separate transactions during the fourth quarter of 1997, the Company sold certain consumer financing receivables for $98 million and entered into an agreement to sell a portion of WFC's aerospace portfolio for approximately $168 million. In the first two months of 1998, the Company completed the sale of approximately $144 million of the aerospace assets to be sold.

2) Latin America acquisition:

  On November 3, 1997, Whirlpool purchased approximately 33 percent of the voting shares, as well as certain non-voting shares, of Brasmotor S.A., the Company's long-time Brazilian partner. The purchase price of the shares was approximately $217 million. Combined with the Company's existing holdings, the shares give Whirlpool a controlling interest of approximately 66 percent of the voting shares of Brasmotor. Brasmotor is the parent company of Multibras S.A. Eletrodomesticos ("Multibras"), an appliance company with sales of approximately $1.6 billion and the leading market share position in Latin America, and Empresa Brasileira de Compressores S.A. ("Embraco"), the world's second largest hermetic compressor manufacturer with sales of approximately $790 million.

3) Change cost structure:

  On September 18, 1997, the Company announced plans to eliminate approximately 4,700 positions throughout North America, Europe, and Asia during the next 3 years. The workforce reductions will be realized through the consolidation of various manufacturing, service, and support activities and facilities. On January 13, 1998, the Company announced further restructuring plans to improve efficiency and productivity in its Latin American operations. The Latin American restructuring should be largely completed during the first half of 1998, and will ultimately result in the elimination of about 3,200 positions which represents approximately 25% of the Brazilian appliance company's workforce. The Company took a pre-tax charge of approximately $343 million against 1997 earnings for the restructuring plans. When fully implemented by 2000, the reductions are expected to result in an annualized savings of approximately $200 million.

4) Refine Asian strategy:

  The Company began executing a series of actions intended to improve the cost structure and performance of its Asian operations. On December 1, 1997, the Company agreed to sell its interest in Beijing Whirlpool Snowflake Electric Appliance Co. Ltd., its Chinese joint venture that manufactures refrigerators, to its joint venture partner for approximately $2 million. On December 15, 1997, the Company agreed to purchase an increased stake in Whirlpool Narcissus Shanghai Co. Ltd., its Chinese joint venture that manufactures washing machines, for approximately $12 million. The Company has received governmental approval for both of these transactions. As previously announced, the Company continues to explore alternatives, including sale or strategic alliance, with respect to Shenzhen Whirlpool Raybo Air Conditioner Industrial Co. Ltd., its joint venture that manufactures air conditioners. In a further effort to reduce regional costs, the Company began consolidating most of the Asian support activities into the global network.

Other Recent Developments:

  In December 1996, a Brazilian federal court issued a favorable ruling relating to export incentive claims submitted by Multibras and Embraco under a Brazilian government sponsored program. In April 1997, Multibras and Embraco submitted tax credit claims of approximately $440 million relating to certain exports between July 1988 and December 1996. The court must render a final decision on the amount, timing, and payment method of any final award. The Company has not recognized any income relating to the claims relating to pre-1997 sales because the timing and payment amount of such claims are uncertain.

  Whirlpool completed construction of a new factory in Pune, India which produces a line of no-frost refrigerators for the Indian market. The plant is the first in India dedicated to CFC-free production of refrigerator products. Pre-production activities were completed and limited production activities began in December 1997.

             FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS,
               FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company operates predominantly in the business segment classified as Major Home Appliances. Prior to the sale of WFC assets, the Company also operated in the Financial Services business segment.

  During 1997, the Company's U.S. operations sold product into Canada, Mexico, Latin America, Asia, Europe, Africa, and the Middle East. However, export sales by the Company's U.S. operations were less than 10 percent of gross revenues.

  For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders (the "Annual Report"), which information is incorporated herein by reference.

                             PRODUCTS AND SERVICES

  The Company manufactures and markets a full line of major home appliances and related products for home and commercial use. The Company's principal products are as follows:

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

    Other home appliances, products and services: dishwashers; residential trash compactors; food waste disposers; hot water dispensers; water filtration products; oil radiators; water heaters; kitchen sinks; component parts, replacement parts, repair services and warranty contracts; and product kits.

 Components:

    Hermetic compressors: Embraco supplies hermetic compressors to the leading manufacturers of refrigeration systems worldwide, including Whirlpool Corporation and Multibras.

    Plastic components: Multibras da Amazonia manufactures television cabinets and other injection-molded plastic components, primarily for the brown-goods industry.

  The Company purchases a portion of its product requirements from other manufacturers for resale by the Company. The Company purchases some of its requirements of automatic washers, washer/dryers, twin-tub washers, automatic dryers, dishwashers, free-standing ranges, ovens, cooktops, air conditioners, dehumidifiers, refrigerators, freezers, microwave ovens & trim kits, and hand mixers, and all of its requirements of certain cooking products, range hoods, food waste disposers, wine coolers, food processors, and certain other miscellaneous products from other manufacturers for resale by the Company.

  The following table sets forth information regarding the total revenue contributed by each class of similar products which accounted for 10 percent or more of the Company's consolidated revenue in 1997, 1996, and 1995:

   YEAR ENDED DECEMBER 31 (MILLIONS OF DOLLARS)    PERCENT  1997   1996   1995
   --------------------------------------------    ------- ------ ------ ------
Major Home Appliances
  Home Laundry Appliances.........................   31%   $2,704 $2,699 $2,593
  Home Refrigeration and Room Air Conditioning
   Equipment......................................   34%   $2,913 $3,078 $3,017
  Home Cooking Appliances.........................   17%   $1,434 $1,379 $1,321
  Other Home Appliances and Appliance Components..   18%   $1,566 $1,367 $1,232
                                                    ----   ------ ------ ------
    Net Sales.....................................  100%   $8,617 $8,523 $8,163
                                                    ====   ====== ====== ======

  The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors, and a major supplier to Sears of dishwashers and home refrigeration equipment. The Company also supplies Sears with certain other products for which the Company is not currently a major supplier. Sales of such other products to Sears are not significant to the Company's business. The Company supplies products to Sears for sale under Sears' KENMORE and SEARS brand names. Sears has also been a major outlet for the Company's WHIRLPOOL and KITCHENAID brand names since 1989.

  Major home appliances are marketed and distributed in the United States under the WHIRLPOOL, KITCHENAID, ROPER, ESTATE, CHAMBERS, and COOLERATOR brand names through Company-owned sales branches primarily to retailers, buying groups, and builders. KITCHENAID portable appliances are sold to retailers either directly or through an independent representative organization. The Company sells product to the builder trade both directly and through contract distributors. Major home appliances are manufactured and/or distributed in Canada under the INGLIS, ADMIRAL, SPEED QUEEN, WHIRLPOOL, ESTATE, ROPER, and KITCHENAID brand names. Refrigerator-freezers, laundry products, room air conditioners, residential trash compactors, residential and component ice makers, cooking products, dishwashers, and other products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

  In Europe, Whirlpool Europe markets and distributes its major home appliances under the WHIRLPOOL, BAUKNECHT, IGNIS, ALGOR, and LADEN brand names. In certain Eastern European countries, products bearing the WHIRLPOOL and IGNIS brand names are sold through independent distributors. Whirlpool Europe also has Company-owned sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, and Morocco, and a representative office in Russia. Whirlpool Europe owns a subsidiary in South Africa through which it markets products under the WHIRLPOOL and KIC brand names.

  Whirlpool Europe also sells products carrying the WHIRLPOOL, BAUKNECHT, IGNIS, ALGOR, and FIDES brand names to the Company's wholly-owned sales companies in Asia and Latin America and to independent distributors and dealers in Africa and the Middle East.

  In Asia, the Company markets and distributes its major home appliances through three operating regions: the Greater China region, based in Hong Kong, which includes the Peoples Republic of China, Taiwan, and Hong Kong; the South Asia region, based in Delhi, which includes India, Pakistan and other surrounding markets; and the Asia Pacific Sales Region, which reports operationally into Whirlpool Europe, and which includes Southeast Asia, Japan, Korea, the Philippines, Thailand, Australia, and New Zealand. The Company markets and sells its products in Asia under the WHIRLPOOL, KITCHENAID, IGNIS, BAUKNECHT, and NARCISSUS brand names, as well as under the SMC and RAYBO brand names (owned by its joint venture partners and used under license.) By early 1997, the Company had discontinued its previous licensed use of the KELVINATOR OF INDIA name, the KELVINATOR brand, and the TVS brand. The Company also discontinued its use of the SNOWFLAKE brand in 1997.

  In Latin America, the Company markets and distributes its major home appliances through regional networks under the WHIRLPOOL, BRASTEMP, CONSUL, and ESLABON DE LUJO brand names. Appliance sales and distribution in Brazil, Argentina, Bolivia, Chile, Paraguay, Uruguay, and Peru are managed through subsidiaries owned by Multibras, the Company's Brazilian subsidiary, and through independent distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, and Ecuador are managed through Whirlpool sales subsidiaries which are part of Whirlpool's North America Region and through independent distributors. In Colombia, the Company operates a sales branch which sells and distributes products for the Colombian market.

                                  COMPETITION

  The major home appliance business is highly competitive. The Company believes that, in terms of units sold annually, it is the largest United States manufacturer of home laundry appliances and one of the largest United States manufacturers of home refrigeration and room air conditioning equipment, dishwashers, and cooking products. The Company estimates that during 1997 with respect to U.S. manufacturers, there were approximately five manufacturers of home laundry appliances, ten manufacturers of room air conditioning equipment, five manufacturers of home refrigeration equipment, five manufacturers of dishwashers, and five manufacturers of cooking products. Competition in the North American major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion.

  The Company believes that Whirlpool Europe, in terms of units sold annually, is one of the three largest manufacturers and marketers of major home appliance products in Europe. The Company estimates that during 1997 there were approximately 35 European manufacturers of major home appliances, the majority of which manufacture a limited range of products for a specific geographic region. In recent years, there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that this trend will continue. The Company believes that, with Whirlpool

Europe, it is in a favorable position relative to its competitors because it has an experienced European sales network, balanced sales throughout the European market under well-recognized brand names, manufacturing facilities located in different countries, and the ability to customize its products to meet the specific needs of diverse consumer groups. Competition in the European major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. With respect to microwave ovens, Western European manufacturers face competition from manufacturers in Asia, primarily Japan, China and South Korea.

  In Asia, the major domestic appliance market is characterized by rapid growth and is dominated primarily by Asian diversified industrial manufacturers whose significant size and scope of operations enable them to achieve economies of scale. The Company estimates that during 1997 there were approximately 50 manufacturers of major home appliances competing in the Asian market. Competition in the Asian home appliance business is based on a wide variety of factors including principally local production capabilities, product features, price, product quality, and performance.

  The Company believes that it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names such as WHIRLPOOL, BRASTEMP, CONSUL, and ESLABON DE LUJO to meet the specific requirements of consumers in the region. The Company estimates that during 1997 there were approximately 65 manufacturers of home appliances in the region. Competition in the Latin American home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. In Latin America there are trends toward privatization of government-owned businesses and a liberalization of investment and trade restrictions. In addition, the Company exports products to the Latin American market under the WHIRLPOOL brand name.

  As a result of its global expansion, the Company believes it may have a competitive advantage by reason of its ability to leverage engineering capabilities across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

                                   EMPLOYEES

  The Company and its consolidated subsidiaries had approximately 61,000 employees as of December 31, 1997.

                               OTHER INFORMATION

  On November 3, 1997, the Company acquired a controlling equity interest in Brasmotor S.A., the Company's long-time partner in Latin America and the parent company of certain Latin American manufacturers of major home appliances and components (Multibras and Embraco). As a result of its acquisition, the Company now includes Brasmotor in its consolidated financial statements rather than as an equity interest. The Company has a minority equity interest in a Mexican manufacturer of home appliances and components. In China, the Company has majority interests in joint venture companies that manufacture air conditioners, microwave ovens, and automatic washing machines for sale and distribution in their home countries and for export. The Company also has a minority equity interest in China in a compressor manufacturing joint venture between its Brazilian subsidiary and a company in China which manufactures refrigeration products. The Company received final government approval of its exit from its Chinese joint venture company that manufactures refrigeration products. The Company continues to consider alternatives, including possible sale or strategic alliance, for its Chinese joint venture company that manufactures air conditioning products. In India, the Company has a majority interest in a company that produces refrigeration products and washing machines for the Indian market and for export to the rest of Asia. The Company also has a minority equity interest in a Taiwanese marketer and distributor of home appliances. The company has a significant minority equity interest in a major manufacturer of kitchen furniture in Germany which is also a major trade customer of the Company. In addition, the Company furnishes engineering, manufacturing and marketing assistance to certain foreign manufacturers of home laundry and refrigeration equipment and other major home appliances for negotiated fees.

  The Company's interests outside the United States and Western Europe are subject to risks which may be greater than or in addition to those risks which are currently present in the United States and Western Europe. Such risks may include: high inflation; the need for governmental approval of and restrictions on certain financial and other corporate transactions and new or continued business operations; the convertibility of local currencies; government price controls; restrictions on the remittance of dividends, interest, royalties, and other payments; restrictions on imports and exports; duties; political and economic developments and instability; the possibility of expropriation; uncertainty as to the enforceability of commercial rights and trademarks; and various types of local participation in ownership.

  In Brazil, the Company's subsidiaries were profitable in 1997 despite a decrease in consumer demand versus 1996. These results are due in part to successful efforts to control cost and boost productivity. However, issues such as unemployment, increasing interest rates, limited consumer credit, and exchange rate changes continue to affect consumer purchasing power and the appliance industry as a whole.

  The recent instability of Asian currencies may adversely affect the Company's performance in certain Asian markets, primarily due to the reduced profitability of import product sales and decreased consumer confidence. Economic growth in the region may be adversely affected through 1998 and beyond. The Company's exposure to such risks was reduced as a result of its recent restructuring activities.

  The Company is generally not dependent upon any one source for raw materials or purchased components essential to its business. In those areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment, although some unanticipated costs may be incurred in transitioning to a new supplier where a prior single supplier is abruptly terminated. While there are pricing pressures on some materials and significant demand for certain components, it is believed that such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

  Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and the U.S. and foreign registrations thereof. The most important for its North American operations are the trademarks WHIRLPOOL, KITCHENAID, the KITCHENAID Mixer Shape, ROPER, and INGLIS. Whirlpool Europe, through its subsidiaries, is also the owner of a number of trademarks and the foreign registrations thereof. The most important trademarks owned by Whirlpool Europe are BAUKNECHT, IGNIS, and LADEN. The most important trademark for the Company's European, Asian and Latin American operations is WHIRLPOOL. The most important trademark licensed to the Company's subsidiaries is the trademark PHILIPS and the PHILIPS shield emblem, which can be used exclusively on major home appliances by such subsidiaries until July 31, 1998. In the event of a change in control of the Company, Philips ("Philips") has the option to terminate the use by the Company's subsidiaries of the trademark PHILIPS and the PHILIPS shield emblem. Pursuant to the agreement whereby the Company purchased most of Whirlpool Europe's business from Philips, except for certain limited exceptions and subject to certain phase-out provisions, neither Philips nor any subsidiary of Philips may engage directly or indirectly in the major domestic appliance business anywhere in the world until July 31, 1998.

  The Company believes that its business, in the aggregate, is not seasonal. Certain of its products, however, sell more heavily in some seasons than in others. For example, air conditioners typically sell more heavily during summer months. Where appropriate, the Company manages its regional manufacturing operations and product inventories to address seasonal variations in demand.

  Backlogs of the Company's products are filled and renewed relatively frequently in each year and are not significant in relation to the Company's annual sales. However, with respect to Asia, marked seasonality of certain product sales, combined with less efficient modes of distribution in that region, can result in significant inventory backlogs.

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

  The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to seek to comply with all such laws and regulations.

  The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses attributable to compliance with such provisions worldwide amounted to approximately $58 million in 1995, $50 million in 1996, and $48 million in 1997. The Company anticipates that such capital expenditures and expenses will aggregate approximately $57 million in 1998. Much of the decrease from 1995 to 1997 is attributable to the phase-out of chloroflourocarbons ("CFCs") and is associated with the elimination of taxes on CFC's (CFC's were eliminated from the Company's products in the United States prior to December 31, 1995). The anticipated increase from 1997 to 1998 is associated with investments related to the phase-out of CFC's in South America. The Company is using a global environmental management process to assist in achieving its goals of producing environmentally compatible products, better integrating environmental considerations into the Company's product design and employee training, and improving the Company's ability to monitor its management of environmental, health, and safety affairs.

  The entire United States home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of CFCs used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Enactment of federal energy standards is uncertain at this time due to funding and rulemaking restrictions being considered for the Department of Energy by the U.S. Congress. Compliance with these various standards as they become effective will require some product redesign.

  As in the United States, Whirlpool Europe is also dealing with anticipated regulations and rules regarding improved efficiency and energy usage for its products. The Company believes it is well positioned to field products that comply with these anticipated regulations. In most Asian and Latin American countries, the Company has until 2010 to eliminate CFCs from its products. Whirlpool's Asian operations are also well positioned to meet anticipated efficiency and energy usage regulations.

  The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of so-called "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters. The Company has completed environmental assessments of its European facilities acquired as a result of the Company's purchase of the Major Domestic Appliance division of Philips. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters. The Company has also evaluated several recently acquired facilities in China and India. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition from the environmental condition of these facilities.

  The Company does not anticipate any material adverse effect on its operations or performance as a result of the Year 2000 computer software issue. The Company is evaluating its products for Year 2000 compliance and does not anticipate that any significant problems will be experienced due to the Year 2000 issue. Key internal computer systems have been evaluated for Year 2000 compliance and regional remediation plans have been completed. Work is underway to replace or upgrade key internal systems to ensure they remain operational up to and beyond December 31, 1999. The Company anticipates that Year 2000 remediation projects will be successfully completed according to plan and that the costs of such projects will not be material to the Company.

  In an effort to enhance productivity and business systems performance, the Company is implementing an integrated business software package to replace and consolidate many of its existing stand-alone systems. In certain Latin American and European countries, implementation of the new system is expected to be completed prior to the end of 1999, while implementation in North America is scheduled to occur over the next 3 years.

  The following table sets forth the names of the Company's executive officers at December 31, 1997, the positions and offices with the Company held by them at such date, the year they first became officers, and their ages at December 31, 1997:

                                                               FIRST BECAME
      NAME                         OFFICE                       AN OFFICER  AGE
      ----                         ------                      ------------ ---
   David R.    Director, Chairman of the Board and                 1983     55
    Whitwam    Chief Executive Officer
   William D.                                                      1984     57
    Marohn     Director and Vice Chairman of the Board
   Ralph F.    Senior Executive Vice President and                 1988     48
    Hake       Chief Financial Officer
   Jeff M.     Executive Vice President and                        1993     40
    Fettig     President, Whirlpool Europe
   Robert D.   Executive Vice President and                        1992     49
    Hall       President, Whirlpool Asia
   Ronald L.   Executive Vice President and                        1991     54
    Kerber     Chief Technology Officer
   Paulo F.M.                                                      1997     51
    Periquito  Executive Vice President, Latin American Region
   Michael D.                                                      1997     49
    Thieneman  Executive Vice President, North American Region

  Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1998 and until his successor is chosen and qualified or until his earlier resignation or removal.

  Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for:

  NAME                   COMPANY/POSITION                         PERIOD
  ----                   ----------------                         ------
Paulo                                                   March, 1996 through present
 F.M.      Multibras S.A.
 Periquito Chief Executive Officer
           ALCOA Latin America                          1981 through March, 1996
           Executive Vice President and Chief Operating
           Officer (last title held)

ITEM 2. PROPERTIES.

  The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 1997, the principal manufacturing and service operations of the Company were carried on at 48 locations worldwide, 36 of which are located in 12 countries outside the United States. The Company occupied a total of approximately 37 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution and sales space. Over 10.5 million square feet of such space is occupied under lease. In general, all such facilities are well maintained, suitably equipped and in good operating condition. In 1997, a new manufacturing plant was opened in Pune, India and began limited operations in December.

ITEM 3. LEGAL PROCEEDINGS.

  As of, and during the quarter ended, December 31, 1997, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange, and the London Stock Exchange.

  At March 2, 1998, the number of holders of record of the Company's common stock was approximately 14,468.

  High and low sales prices (as reported on the New York Stock Exchange composite tape) and cash dividends declared and paid for the Company's common stock for each quarter during the years 1996 and 1997 are set forth in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the five years ended December 31, 1997 with respect to the following line items shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report is incorporated herein by reference and made a part of this report: Total revenues; earnings from continuing operations before accounting change; earnings from continuing operations before accounting change per share of common stock; dividends paid per share of common stock; total assets; and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, and earnings of foreign affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Management's Discussion and Analysis of Results of Operations and Financial Condition in the Annual Report is incorporated herein by reference and made a part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1997 and 1996 is set forth in
Note 16 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to directors of the Company is incorporated herein by reference to the information under the caption "Directors and Nominees for Election as Directors" in the Company's proxy statement for the 1998 annual meeting of stockholders (SEC File No. 1-3932) (the "Proxy Statement"). Information with respect to executive officers of the Company is set forth in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to certain transactions with executive officers and directors of the Company and others is incorporated herein by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

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

  (b) Reports on Form 8-K filed during the fourth quarter of 1997.

    1. A Current Report on Form 8-K for October 15, 1997 pursuant to Item 5-- "Other Events" announced the Company's third quarter 1997 earnings, and the Company's sale of certain assets of Whirlpool Financial Corporation ("WFC") to Transamerica Distribution Finance Corporation ("TDF").

    2. A Current Report on Form 8-K for November 1, 1997 pursuant to Item 2-- "Acquisition or Disposition of Assets" announced the sale of certain additional WFC assets to TDF, and pursuant to Item 5--"Other Events" announced the acquisition of approximately 33% of the voting shares of Brasmotor S.A. Included were an unaudited pro forma condensed balance sheet as of September 30, 1997 and unaudited pro forma condensed statements of earnings for the year ended December 31, 1996 and for the nine months ended September 30, 1997.

    3. A Current Report on Form 8-K for December 1, 1997 pursuant to Item 5-- "Other Events" announced the resignation of Eileen A. Kamerick as Vice President and Treasurer, and the naming of Brian F. Peters as her successor, and the resignation of Daniel Miller, Executive Vice President, Whirlpool Latin America.

    4. A Current Report on Form 8-K for December 9, 1997 pursuant to Item 5-- "Other Events" announced the resignation of John P. Cunningham as Executive Vice President and Chief Financial Officer and the naming of Ralph F. Hake as his successor.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Whirlpool Corporation
                                          (Registrant)

                                                  /s/ Ralph F. Hake
                                          By: _________________________________
                                                      Ralph F. Hake
                                              (Principal Financial Officer)
                                             Senior Executive Vice President
                                            of Operations and Chief Financial
                                                         Officer

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

         William D. Marohn*          Director, and Vice Chairman
____________________________________  of the Board
         William D. Marohn

           Ralph F. Hake*            Senior Executive Vice
____________________________________  President
           Ralph F. Hake              of Operations and
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer)

           Mark E. Brown*            Vice President and
____________________________________  Controller (Principal
           Mark E. Brown              Accounting Officer)

         Robert A. Burnett*          Director
____________________________________
         Robert A. Burnett

            Herman Cain*             Director                        March 20, 1998
____________________________________
            Herman Cain

         Gary T. DiCamillo*          Director
____________________________________
         Gary T. DiCamillo

        H. Miguel Etchenique*        Director
____________________________________
        H. Miguel Etchenique

          Allan D. Gilmour*          Director
____________________________________
          Allan D. Gilmour

         Kathleen J. Hempel*         Director
____________________________________
         Kathleen J. Hempel


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


          Arnold G. Langbo*          Director
____________________________________
          Arnold G. Langbo

           Miles L. Marsh*           Director
____________________________________
           Miles L. Marsh

          Philip L. Smith*           Director                        March 20, 1998
____________________________________
          Philip L. Smith

           Paul G. Stern*            Director
____________________________________
           Paul G. Stern

          Janice D. Stoney*          Director
____________________________________
          Janice D. Stoney


    /s/ Daniel F. Hopp
*By: __________________________
        Daniel F. Hopp
       Attorney-in-Fact

                          ANNUAL REPORT ON FORM 10-K

                       ITEMS 14(A) (1) AND (2) AND 14(D)

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE(S)

                         YEAR ENDED DECEMBER 31, 1997

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

    Consolidated balance sheets--December 31, 1997 and 1996

    Consolidated statements of earnings--Three years ended December 31,
    1997

    Consolidated statements of cash flows--Three years ended December 31,
    1997

    Notes to consolidated financial statements

  The following reports of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 14(a) (2) and 14(d):

                                                                            PAGE
                                                                            ----
    Report of Ernst & Young L.L.P., Independent Auditors...................  F-2
    Reports of Price Waterhouse, Independent Auditors......................  F-3
    Schedule II--Valuation and Qualifying Accounts.........................  F-9

  The following exhibits are included herein:

    Exhibit 11--Statement Re: Computation of Earnings Per Share............ F-10
    Exhibit 12--Ratio of Earnings to Fixed Charges......................... F-11

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

                       [LETTERHEAD OF ERNST & YOUNG LLP]


                         Report Of Independent Auditors



The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brasmotor S.A. and its consolidated subsidiaries, which statements reflect total assets of $2,200 million and $2,100 million as of December 31, 1997 and 1996, respectively and net earnings of $41 million and $120 million for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Brasmotor S.A. and its consolidated subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Ernst & Young L.L.P.


Chicago, Illinois
January 26, 1998

     Report of Independent Accountants


     January 23, 1998

     To the Board of Directors and Stockholders
     Brasmotor S.A.



1 We have audited the consolidated balance sheets of Brasmotor S.A. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 23, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A., which statements reflect total assets of US$ 119,549 thousand and US$ 98,444 thousand as of December 31, 1997 and 1996, respectively and net earnings of US$ 9,487 thousand and US$ 4,710 thousand for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Whirlpool Argentina S.A., is based solely on the reports of the other auditors.

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

     January 23, 1998
     Brasmotor S.A.
     Page 2


3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Brasmotor S.A. and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Brasmotor S.A. and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, on the bases stated in Note 1.

4 In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in
     Note 1 and discussed in the preceding paragraph.



     /s/ Price Waterhouse

     Report of Independent Accountants


     January 23, 1998

     To the Board of Directors and Stockholders
     Empresa Brasileira de Compressores S.A. - EMBRACO



1 We have audited the consolidated balance sheets of Empresa Brasileira de Compressores S.A. - EMBRACO and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 23, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     January 23, 1998
     Empresa Brasileira de Compressores S.A. - EMBRACO
     Page 2


3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Empresa Brasileira de Compressores S.A. - EMBRACO and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Empresa Brasileira de Compressores S.A. - EMBRACO and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, on the bases stated in
     Note 1.

4 In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.



     /s/ Price Waterhouse

     Report of Independent Accountants


     January 23, 1998

     To the Board of Directors and Stockholders
     Multibras S.A. Eletrodomesticos



1 We have audited the consolidated balance sheets of Multibras S.A. Eletrodomesticos and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 23, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A. , which statements reflect total assets of US$ 119,549 thousand as of December 31, 1997 and net earnings of US$ 9,487 thousand for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Whirlpool Argentina S.A. is based solely on the report of the other auditors.

2 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     January 23, 1998
     Multibras S.A. Eletrodomesticos
     Page 2


3 As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Multibras S.A. Eletrodomesticos and its subsidiaries to be included in Whirlpool's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Multibras S.A. Eletrodomesticos and its Brazilian subsidiaries, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, on the bases stated in Note 1.

4 In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in
     Note 1 and discussed in the preceding paragraph.



     /s/ Price Waterhouse

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                             (MILLIONS OF DOLLARS)

         COL. A           COL. B         COL. C         COL. D    COL. E
         ------          --------- ------------------ ----------- -------
                                       ADDITIONS
                                   ------------------                     -------
                                     (1)       (2)
                          BALANCE  CHARGED   CHARGED              BALANCE
                            AT     TO COSTS TO OTHER              AT END
                         BEGINNING   AND    ACCOUNTS/ DEDUCTIONS-   OF
      DESCRIPTION        OF PERIOD EXPENSES   OTHER    DESCRIBE   PERIOD
      -----------        --------- -------- --------- ----------- -------
Year Ended December 31,
 1997:
  Allowances for
   doubtful accounts--
   trade receivables....   $ 45     $  34      $55(A)    $  0(B)   $134
                           ====     =====      ===       ====      ====
  Allowances for
   doubtful accounts--
   financing receivables
   and leases...........   $ 50     $ 125      $ 0       $ 85(C)   $ 90
                           ====     =====      ===       ====      ====
  Accrued expenses--
   restructuring costs..   $ 32     $ 343      $ 5(D)    $168(E)   $212
                           ====     =====      ===       ====      ====
Year Ended December 31,
 1996:
  Allowances for
   doubtful accounts--
   trade receivables....   $ 39     $  15                $  9(B)   $ 45
                           ====     =====                ====      ====
  Allowances for
   doubtful accounts--
   financing receivables
   and leases...........   $ 42     $  48                $ 40(C)   $ 50
                           ====     =====                ====      ====
  Accrued expenses--
   restructuring costs..   $ 70     $  30                $ 68(E)   $ 32
                           ====     =====                ====      ====
Year Ended December 31,
 1995:
  Allowances for
   doubtful accounts--
   trade receivables....   $ 38     $  16                $ 15(B)   $ 39
                           ====     =====                ====      ====
  Allowances for
   doubtful accounts--
   financing receivables
   and leases...........   $ 46     $  34                $ 38(C)   $ 42
                           ====     =====                ====      ====
  Accrued expenses--
   restructuring costs..   $175     $ --                 $105(E)   $ 70
                           ====     =====                ====      ====

--------
Note A--The amount represents the allowance for doubtful accounts balance on the balance sheet of Brasmotor S.A. at the time of consolidation in 1997.

Note B--The amounts represent accounts charged off, less recoveries of $15 in 1997, $7 in 1996, and $5 in 1995, and translation adjustments.

Note C--The amounts represent accounts charged off, less recoveries of $4 in 1997, and $3 in 1996 and 1995.

Note D--The amount represents the restructuring provision on the balance sheet of Brasmotor S.A. at the time of consolidation in 1997.

Note E--Includes cash payments for employee severance and related costs, lease terminations, facility dispositions and other cash costs; write-down of facilities, equipment and other assets; and translation adjustments.

                EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

              (ALL AMOUNTS IN MILLIONS EXCEPT EARNINGS PER SHARE)

                                                           1997    1996   1995
                                                          ------  ------ ------
Basic:
  Average Shares Outstanding.............................   74.7    74.3   73.9
  Earnings (Loss):
    Continuing Operations................................ $(46.4) $140.9 $195.5
    Discontinued Operations..............................   31.6    14.9   13.9
                                                          ------  ------ ------
  Net Earnings (Loss).................................... $(14.8) $155.8 $209.4
                                                          ======  ====== ======
  Earnings (Loss) Per Share from Continuing Operations... $(0.62) $ 1.90 $ 2.64
  Net Earnings (Loss) Per Share.......................... $(0.20) $ 2.10 $ 2.83
                                                          ======  ====== ======
Diluted:
  Average Shares Outstanding.............................   74.7    74.3   73.9
  Treasury Stock Method (a):
    Stock Options........................................    --      0.7    0.7
  Assumed Conversion of Debt.............................    --      2.2    2.2
                                                          ------  ------ ------
Average Shares Outstanding...............................   74.7    77.2   76.8
                                                          ======  ====== ======
  Earnings (Loss) from Continuing Operations............. $(46.4) $140.9 $195.5
  Interest Expense, net of tax...........................    --      4.5    4.2
                                                          ------  ------ ------
  Diluted Earnings (Loss) from Continuing Operations..... $(46.4) $145.4 $199.7
                                                          ======  ====== ======
  Diluted Earnings (Loss) Per Share from Continuing
   Opeations............................................. $(0.62) $ 1.88 $ 2.60
                                                          ======  ====== ======
  Net Earnings (Loss).................................... $(14.8) $155.8 $209.4
  Interest Expense, net of tax...........................    --      4.5    4.2
                                                          ------  ------ ------
  Diluted Net Earnings (Loss)............................ $(14.8) $160.3 $213.6
                                                          ======  ====== ======
  Diluted Net Earnings (Loss) Per Share.................. $(0.20) $ 2.08 $ 2.78
                                                          ======  ====== ======

--------
(a) Using the average market price per share of stock for the period; effect of stock options precipitates an anti-dilutive calculation in 1997, and therefore not included; convertible debt retired in 1997.

                 EXHIBIT 12--RATIO OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1997
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................    $(171)     $(7)     $ (178)
Portion of rents representative of the interest
 factor........................................       20        1          21
Interest on indebtedness.......................      167       77         244
Amortization of debt expense and premium.......        1       --           1
WFC preferred stock dividend...................      --         6           6
                                                   -----      ---      ------
Adjusted income................................    $  17      $77      $   94
                                                   =====      ===      ======
FIXED CHARGES
-------------
Portion of rents representative of the interest
 factor........................................    $  20      $ 1      $   21
Interest on indebtedness.......................      167       77         244
Amortization of debt expense and premium.......        1       --           1
WFC preferred stock dividend...................      --         6           6
                                                   -----      ---      ------
                                                   $ 188      $84      $  272
                                                   =====      ===      ======
Ratio of earnings to fixed charges.............      0.1      0.9         0.3
                                                   =====      ===      ======

                EXHIBIT 12 - RATIO OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                  YEAR ENDED DECEMBER 31, 1997
                                                 -------------------------------
                                                 APPLIANCE FINANCIAL  WHIRLPOOL
                                                 BUSINESS  SERVICES  CORPORATION
                                                 --------- --------- -----------
                                                      (MILLIONS OF DOLLARS)
Pretax earnings................................    $(171)     $(7)     $ (178)
Portion of rents representative of the interest
 factor........................................       20        1          21
Interest on indebtedness.......................      167       77         244
Amortization of debt expense and premium.......        1       --           1
WFC preferred stock dividend...................      --         6           6
                                                   -----      ---      ------
Adjusted income................................    $  17      $77      $   94
                                                   =====      ===      ======
FIXED CHARGES
-------------
Portion of rents representative of the interest
 factor........................................    $  20      $ 1      $   21
Interest on indebtedness.......................      167       77         244
Amortization of debt expense and premium.......        1       --           1
WFC preferred stock dividend...................      --         6           6
                                                   -----      ---      ------
                                                   $ 188      $84      $  272
                                                   =====      ===      ======
Ratio of earnings to fixed charges.............      0.1      0.9         0.3
                                                   =====      ===      ======

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 14(A)(3) AND 14(C)

                               INDEX TO EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

  The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c):

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
   3(i)          Restated Certificate of Incorporation of the Com-
                 pany [Incorporated by reference from Exhibit 3(i)
                 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1993]
   3(ii)         Amended and Restated By-laws of the Company as
                 amended February 17, 1998.
   4             The registrant hereby agrees to furnish to the
                 Securities and Exchange Commission, upon request,
                 the instruments defining the rights of holders of
                 each issue of long-term debt of the registrant
                 and its subsidiaries.
  10(iii)    (a) Whirlpool Retirement Benefits Restoration Plan
                 (as amended January 1, 1992) [Incorporated by
                 reference from Exhibit 10(iii)(a) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1993]
  10(iii)    (b) 1979 Stock Option Plan (as amended April 28,
                 1987) [Incorporated by reference from Exhibit
                 10(iii)(b) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
  10(iii)    (c) Whirlpool Supplemental Executive Retirement Plan
                 (as amended and restated effective December 31,
                 1993) [Incorporated by reference from Exhibit
                 10(iii)(c) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
  10(iii)    (d) Resolution adopted on December 12, 1989 by the
                 Board of Directors of the Company adopting a com-
                 pensation schedule, life insurance program and
                 retirement benefit program for eligible Direc-
                 tors. [Incorporated by reference from Exhibit
                 10(iii)(d) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
  10(iii)    (e) Resolution adopted on December 8, 1992 by the
                 Board of Directors of the Company adopting a
                 Flexible Compensation Program for the Corpora-
                 tion's nonemployee directors. [Incorporated by
                 reference from Exhibit 10(iii)(e) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1993]
  10(iii)    (f) Whirlpool Corporation Deferred Compensation Plan
                 for Directors (as amended effective January 1,
                 1992 and April 20, 1993) [Incorporated by refer-
                 ence from Exhibit 10(iii)(f) to the Company's An-
                 nual Report on Form 10-K for the fiscal year
                 ended December 31, 1993]
  10(iii)    (g) Form of Agreement providing for severance bene-
                 fits for certain executive officers [Incorporated
                 by reference from Exhibit 10(iii)(g) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1993]
  10(iii)    (h) Whirlpool Corporation 1989 Omnibus Stock and In-
                 centive Plan (as amended June 20, 1995) [Incorpo-
                 rated by reference from Exhibit 10(iii)(r) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1995]

 NUMBER AND                                                          SEQUENTIAL
 DESCRIPTION                                                            PAGE
 OF EXHIBIT                                                           NUMBERS*
 -----------                                                         ----------
  10(iii)    (i) Whirlpool Corporation Restricted Stock Value Pro-
                 gram (Pursuant to the 1989 Whirlpool Corporation
                 Omnibus Stock and Incentive Plan) [Incorporated
                 by reference from Exhibit 10(iii)(i) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1993]
  10(iii)    (j) Whirlpool Executive Stock Appreciation and Per-
                 formance Program (Pursuant to the 1989 Whirlpool
                 Corporation Omnibus Stock and Incentive Plan)
                 [Incorporated by reference from Exhibit
                 10(iii)(j) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
  10(iii)    (k) Whirlpool Corporation Nonemployee Director Stock
                 Ownership Plan (as amended February 20, 1996, ef-
                 fective April 16, 1996) [Incorporated by refer-
                 ence from Exhibit B to the Company's proxy state-
                 ment for the 1996 annual meeting of stockholders]
  10(iii)    (l) Whirlpool 401(k) Plan (as amended and restated
                 April 1, 1993) [Incorporated by reference from
                 Exhibit 10(iii)(l) to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December
                 31, 1993]
  10(iii)    (m) Whirlpool Performance Excellence Plan (as amended
                 January 1, 1992 and February 15, 1994) [Incorpo-
                 rated by reference from Exhibit 10(iii)(m) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1993]
  10(iii)    (n) Whirlpool Corporation Executive Deferred Savings
                 Plan (as amended effective January 1, 1992) [In-
                 corporated by reference from Exhibit 10(iii)(n)
                 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1993]
  10(iii)    (o) Whirlpool Corporation Executive Officer Bonus
                 Plan (Effective as of January 1, 1994) [Incorpo-
                 rated by reference from Exhibit 10(iii)(o) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1994]
  10(iii)    (p) Whirlpool Corporation Charitable Award Contribu-
                 tion and Additional Life Insurance Plan for Di-
                 rectors (Effective April 20, 1993) [Incorporated
                 by reference from Exhibit 10(iii)(p) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1994]
  10(iii)    (q) Whirlpool Corporation Career Stock Grant Program
                 (Pursuant to the 1989 Whirlpool Corporation Omni-
                 bus Stock and Incentive Plan) [Incorporated by
                 reference from Exhibit 10(iii)(q) to the
                 Company's Annual Report on Form 10-K for the fis-
                 cal year ended December 31, 1995]
  10(iii)    (r) Whirlpool Corporation 1996 Omnibus Stock and In-
                 centive Plan (Effective April 25, 1996) [Incorpo-
                 rated by reference from Exhibit A to the
                 Company's proxy statement for the 1996 annual
                 meeting of stockholders]
  11             Statement Re: Computation of Earnings per share
  12             Statement Re: Computation of the Ratios of Earn-
                 ings to Fixed Charges
  13             Management's Discussion and Analysis and Consoli-
                 dated Financial Statements contained in Annual
                 Report to Stockholders for the year ended Decem-
                 ber 31, 1997
  21             List of Subsidiaries
  23(ii)     (a) Consent of Ernst & Young
  23(ii)     (b) Consent of Price Waterhouse
  24             Powers of Attorney
  27             Financial Data Schedule

--------
* This information appears only in the manually signed originals of the Form 10-K and conformed copies with exhibits.