Form 10-Q
period 1998-03-31
WHIRLPOOL CORP /DE/
filed 1998-05-11
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998.

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

                                                         Yes  X    No_____
                                                            -----


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock                Shares outstanding at March 31, 1998
       ---------------------                ------------------------------------
Common stock, par value $1 per share                     75,544,984

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended March 31, 1998



                    INDEX OF INFORMATION INCLUDED IN REPORT


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------


  Item 1.  Financial Statements (Unaudited)

            Consolidated Condensed Statements
              of Earnings                                                      3

            Consolidated Condensed Balance Sheets                              4

            Consolidated Condensed Statements
              of Changes in Equity                                             5

            Consolidated Condensed Statements
              of Cash Flows                                                    6

            Notes to Consolidated Condensed
              Financial Statements                                             7

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                             11


PART II - OTHER INFORMATION
---------------------------



  Item 6.  Exhibits and Reports on Form 8-K                                   16

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                         FOR THE PERIOD ENDED MARCH 31
             (millions of dollars except share and dividend data)

                                                                     First Quarter
                                                                 ----------------------
                                                                    1998        1997
                                                                 ----------  ----------
Net sales                                                            $2,464      $1,990

EXPENSES:
  Cost of products sold                                               1,870       1,536
  Selling and administrative                                            416         373
  Intangible amortization                                                 9           8
                                                                  ---------  ----------
                                                                      2,295       1,917
                                                                  ---------  ----------
    OPERATING PROFIT                                                    169          73

OTHER INCOME (EXPENSE):
  Interest and sundry income (expense)                                   40          (5)
  Interest expense                                                      (63)        (35)
                                                                  ---------  ----------
    EARNINGS BEFORE INCOME TAXES
      AND OTHER ITEMS                                                   146          33

        Income taxes                                                     56          16
                                                                  ---------  ----------
    EARNINGS FROM CONTINUING OPERATIONS
      BEFORE EQUITY EARNINGS AND MINORITY INTERESTS                      90          17

      Equity in earnings of affiliated companies                          -          22
      Minority interests                                                (22)          4
                                                                  ---------  ----------
    EARNINGS FROM CONTINUING OPERATIONS                                  68          43

      Earnings from discontinued operations less applicable taxes        12           3
                                                                  ---------  ----------
    NET EARNINGS                                                     $   80      $   46
                                                                  =========  ==========

Per share of common stock:
  Basic earnings from continuing operations                          $  .91      $  .57
  Basic net earnings                                                 $ 1.06      $  .62


  Diluted earnings from continuing operations                        $  .90      $  .57
  Diluted net earnings                                               $ 1.05      $  .62


  Cash dividends                                                     $  .34      $  .34
                                                                  =========  ==========

See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                             (millions of dollars)

                                                     March 31       December 31
                                                       1998            1997
                                                    (Unaudited)      (Audited)
                                                    -----------    ------------
ASSETS

Current Assets
--------------
Cash and equivalents                                     $  618          $  578
Trade receivables, less allowances of
     (1998:  $102 ;1997:   $156 )                         1,662           1,565
Inventories                                               1,174           1,170
Prepaid expenses and other                                  197             191
Deferred income taxes                                       226             215
Net assets of discontinued operations                        60             562
                                                    -----------    ------------
Total Current Assets                                      3,937           4,281


Other Assets
------------
Investment in affiliated companies                          103             100
Intangibles, net                                            919             916
Deferred income taxes                                       224             220
Other                                                       340             378
                                                    -----------    ------------
                                                          1,586           1,614


Property, Plant and Equipment
-----------------------------
Land                                                         95              92
Buildings                                                   908             969
Machinery and equipment                                   4,314           4,201
Accumulated depreciation                                 (2,947)         (2,887)
                                                    -----------    ------------
                                                          2,370           2,375
                                                    -----------    ------------
Total Assets                                             $7,893          $8,270
                                                    ===========    ============


                                                     March 31      December 31
                                                       1998            1997
                                                    (Unaudited)     (Audited)
                                                    -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                            $  964          $1,332
Accounts payable                                            931             987
Employee compensation                                       215             265
Accrued expenses                                            829             858
Restructuring costs                                         174             212
Current maturities of long-term debt                         17              22
                                                    -----------    ------------
Total Current Liabilities                                 3,130           3,676


Other Liabilities
-----------------
Deferred income taxes                                       194             190
Postemployment benefits                                     607             598
Other liabilities                                           196             188
Long-term debt                                            1,151           1,074
                                                    -----------    ------------
                                                          2,148           2,050

Minority Interests                                          787             773


Stockholders' Equity
--------------------
Common stock                                                 82              82
Paid-in capital                                             293             280
Retained earnings                                         1,855           1,801
Unearned restricted stock                                    (4)             (6)
Cumulative translation adjustments                         (159)           (149)
Treasury stock - at cost                                   (239)           (237)
                                                    -----------    ------------
Total Stockholders' Equity                                1,828           1,771
                                                    -----------    ------------
Total Liabilities and Stockholders' Equity               $7,893          $8,270
                                                    ===========    ============

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                        FOR THE QUARTER ENDED MARCH 31
                             (millions of dollars)

                                                                            Accumulated Other
                                                              Retained        Comprehensive        Common      Treasury Stock/
                                                 Total        Earnings           Income             Stock      Paid-in-Capital
                                                 -------      --------      -----------------      ------      ---------------
Beginning balance, January 1, 1997               $1,926         $1,918           $ (76)               $81             $ 3

Comprehensive income
 Net income                                          46             46
 Other comprehensive income, net of tax
  Foreign currency translation adjustments          (77)
  Hedge adjustment                                   41
                                                 -------
 Other comprehensive income, net of tax             (36)                           (36)
                                                 -------
Comprehensive income, net of tax                     10
                                                 =======

Common stock issued                                   1                                                                 1
Dividends declared on common stock                  (25)           (25)
                                                 -------      --------       -------------         ------        -------------
Ending balance, March 31, 1997                   $1,912         $1,939           $(112)               $81             $ 4
                                                 =======      ========       =============         ======        =============

Beginning balance, January 1, 1998               $1,771         $1,801           $(149)               $82             $37

Comprehensive income
 Net income                                          80             80
 Other comprehensive income, net of tax
  Foreign currency translation adjustments          (22)
  Hedge adjustment                                   12
                                                 -------
 Other comprehensive income, net of tax             (10)                           (10)
                                                 -------
Comprehensive income, net of tax                     70
                                                 =======

Common stock issued                                  13                                                                13
Dividends declared on common stock                  (26)           (26)
                                                 -------      --------       -------------         ------        -------------
Ending balance, March 31, 1998                   $1,828         $1,855           $(159)               $82             $50
                                                 =======      ========       =============         ======        =============


See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                        FOR THREE MONTHS ENDED MARCH 31
                             (millions of dollars)

                                                                                 1998            1997
                                                                                ------         -------
OPERATING ACTIVITIES
Net earnings                                                                   $    80         $    46
Equity in net earnings of affiliated
  companies, less dividends received                                                 -             (13)
Gain on dispositions                                                               (20)              -
Depreciation and amortization                                                      115              91
Provision for doubtful accounts                                                      -               8
Restructuring spending                                                             (33)             (6)
Change in receivables                                                             (112)            (75)
Change in inventories                                                              (30)            (33)
Change in payables                                                                 (41)            (42)
Other operating activities                                                         (24)             (9)
                                                                               -------         -------

CASH USED FOR OPERATING ACTIVITIES                                                 (65)            (33)

INVESTING ACTIVITIES
Net additions to properties                                                        (94)            (41)
Financing receivables originated and leasing assets purchased                        -          (1,039)
Principal payments received on financing
  receivables and leases                                                             -           1,026
Acquisition of businesses, less cash acquired                                      (18)              -
Business dispositions                                                              522               -
Other investing activities                                                           -             (11)
                                                                               -------         -------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                   410             (65)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                                                5,705           9,632
Repayments of short-term borrowings                                             (6,077)         (9,363)
Proceeds of long-term debt                                                         126              28
Repayments of long-term debt                                                       (31)           (139)
Repayments of non-recourse debt                                                      -              (6)
Dividends                                                                          (26)            (25)
Other financing activities                                                          (2)             (6)
                                                                               -------         -------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                  (305)            121
                                                                               -------         -------

INCREASE IN CASH AND EQUIVALENTS                                                    40              22

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                        578             129
                                                                               -------         -------

CASH AND EQUIVALENTS AT END OF PERIOD                                          $   618         $   151
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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 1998 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1997.

In 1997 and prior years, the company's Brazilian subsidiaries had used the U.S. dollar as their functional currency due to the high level of inflation in the Brazilian economy. Because the inflation rate has declined significantly over a number of years, the Brazilian economy has ceased to be considered highly inflationary and the functional currency for all of the Brazilian operations was changed to the local currency as of January 1, 1998.

NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In March 1998, the company increased its majority ownership interest in Whirlpool Narcissus Co., its Chinese joint venture that manufactures washing machines, for about $12 million in cash.

In November 1997, the company completed the purchase of approximately 33% of the voting shares, as well as preferred, or non-voting shares of the company's Brazilian affiliate, Brasmotor S.A., for $217 million. The shares, combined with the existing holdings, give the company a controlling interest of approximately 66% of the voting shares of Brasmotor. Brasmotor is the parent company of Multibras S.A. Eletrodomesticos, an approximately $1.6 billion appliance company with the leading market share position in Latin America, and Embraco, the world's second largest hermetic compressor manufacturer with annual sales of approximately $790 million.

In September 1997, the company reached a definitive agreement to sell the inventory, consumer, and international financing businesses of WFC to Transamerica Distribution Finance Corporation ("TDF"). Refer to Note C for further explanation.

In August 1997, the company sold its majority interest in its Argentine business to Multibras S.A. Eletrodomesticos, in a share for share exchange of Whirlpool Argentina shares for additional shares in Multibras, slightly increasing the company's ownership stake in Multibras. No gain or loss was recognized by the company on this transaction.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Whirlpool Argentina's annual sales and earnings are not significant to the company's consolidated results of operations.

NOTE C--DISCONTINUED OPERATIONS

In January 1998, the company sold to Transamerica Distribution Finance Corporation ("TDF") additional international assets and consumer financing receivable assets for approximately $370 million. The company recorded a pretax gain of $20 million ($11 million after-tax) in the first quarter of 1998 related to the completion of the TDF transactions. In addition, the company completed the sale of certain aerospace financing assets for $131 million; no gain or loss related to these sales was recorded in 1998. As of March 31, 1998, $60 million of aerospace and international financing assets are held as discontinued operations pending the completion of sales transactions.

During the third quarter of 1997, the company discontinued its financing operations and reached an agreement to sell the majority of WFC's assets in a series of transactions to TDF. During the fourth quarter of 1997, the company completed the sale of certain inventory floor planning financing assets and international factoring assets to TDF for approximately $927 million. Under an ongoing strategic partnership, TDF will continue to provide financing services to the company's trade partners and customers. In separate transactions during the fourth quarter of 1997, the company sold certain consumer financing receivables for $98 million and entered into an agreement to sell a portion of WFC's aerospace financing business for $168 million. The company recorded a pretax gain of $70 million ($42 million after-tax) related to these transactions in the fourth quarter of 1997.

A $36 million operating charge ($22 million after-tax) was recorded in the third quarter of 1997 to provide an additional reserve for certain retained WFC aerospace assets.

Income taxes related to discontinued operations - Expense / (Income):

                                           Three Months
                                          Ended March 31
                                       ---------------------
                                       (millions of dollars)
                  1998                          $9
                  1997                          $4

                                       8

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D--INVENTORIES

Inventories consist of the following:

                                                   March 31       December 31
                                                     1998            1997
                                                   --------       -----------
                                                      (millions of dollars)
Finished products                                  $ 1,062          $ 1,015
Raw materials and work in process                      329              373
                                                   --------         --------
    Total FIFO cost                                  1,391            1,388

Less excess of FIFO cost
  over LIFO cost                                       217              218
                                                   --------         --------
                                                   $ 1,174          $ 1,170
                                                   ========         ========


NOTE E--AFFILIATED COMPANIES

Equity in the net earnings (loss) of affiliated companies is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                        1998        1997
                                                       ------------------
                                                      (millions of dollars)
Brazilian affiliates                                   $   -       $   23
Mexican affiliate                                          -           (1)
Other                                                      -            -
                                                       ------      ------
                                                       $   -       $   22
                                                       ======      ======

In November 1997, the company increased its voting ownership in its Brazilian affiliate, Brasmotor S.A., from 33% to 66% (Refer to Note B -- Business Acquisitions and Dispositions). As a result, the Brazilian operations are consolidated as of November 1, 1997. Prior to that date, the Brazilian operations were accounted for on an equity basis.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F--GEOGRAPHIC SEGMENTS

(millions of dollars)

Three Months            North                      Latin                     Other and           Total
Ended March 31         America       Europe       America       Asia      (Eliminations)       Whirlpool
------------------------------------------------------------------------------------------------------------------------------------
Sales

1998                  $  1,342       $  550       $  556       $   83        $  (67)           $  2,464
1997                  $  1,289       $  582       $   65       $  121        $  (67)           $  1,990

Operating Profit

1998                  $    107       $   21       $   47       $   (6)       $    -            $    169
1997                  $     86       $    2       $    1       $  (14)       $   (2)           $     73

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 1998 and 1997. This section of Management's Discussion highlights the main factors affecting the changes in operating results. The accompanying financial statements include the company's investment in Whirlpool Financial Corporation ("WFC") on a discontinued basis and the company's investment in its Brazilian subsidiary, Brasmotor S.A., on a consolidated basis for 1998 and the last two months of 1997.

Net Sales
---------

Net sales were $2.5 billion for the first quarter of 1998, an increase of 24% compared to the prior year. Excluding the impact of consolidating Brasmotor and currency fluctuations, revenues were up slightly year over year. North American unit volumes were up 12% in the first quarter compared to the prior year, in an industry that was up 6%, while sales were 6% higher than the prior year. North American industry shipments are expected to be up about 2% for the full year. European sales in U.S. dollars were down 3% compared to the prior year, but were up 6%, excluding currency fluctuations, due to higher volumes and improved product and brand mix that is driving higher average sales value. European industry shipments are expected to be up 3% for the full year.

Expenses
--------

Gross margin percentage on products sold to net sales improved by 1.3 percentage points for the first quarter compared to 1997, stemming from the benefits of the restructuring started in 1997 and manufacturing efficiencies and reduced material costs in both North America and Europe, partially offset by pricing deterioration in North America.

Appliance selling and administrative expenses as a percent of net sales decreased by 1.8 percentage points for the first quarter compared to 1997 due to cost reduction initiatives and the consolidation of Brasmotor, which has a lower level of these expenses relative to sales. North American expenses as a percent of net sales decreased slightly. European expenses as a percent of net sales improved 2.1 percentage points due to reduced costs mainly from restructuring and advertising spending.

Other Income and Expense
------------------------

Interest and sundry income (expense) was $45 million favorable to the first quarter of 1997 due to the inclusion of interest income from the company's Brazilian operations, which typically hold larger balances of cash equivalents relative to the size of the business. Partly offsetting this was the $28 million increase in interest expense, which was also driven by the consolidation of the company's Brazilian operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Income Taxes
------------

The consolidated effective income tax rate was 38% for the first quarter compared to 49% for the comparable period in 1997 and a (5)% annual 1997 rate. The reduction from the prior year's first quarter rate reflects the consolidation of Brasmotor and the improved profitability in Europe and Asia in 1998. The (5)% annual 1997 rate was caused by the restructuring and other non-recurring charges in 1997, for which the related tax benefits were at an average rate lower than the U.S. statutory tax rate.


Equity in Affiliated Companies
------------------------------

Equity earnings in affiliated companies were minimal in the first quarter of 1998 compared to $22 million in 1997 due to the consolidation of Brasmotor starting in the last two months of 1997.


Discontinued Operations
-----------------------

The company recorded a gain of $20 million pre-tax, $11 million after-tax, in the first quarter related to the sale of certain consumer financing and European inventory financing assets to Transamerica Distribution Finance Corporation ("TDF"). These transactions continued a series of sales to TDF resulting from the company's decision in the third quarter of 1997 to discontinue its financing operations. The remaining sales of additional European inventory financing assets are expected to close in the second quarter.

Refer to Note C to the accompanying consolidated financial statements for a discussion of discontinued operations.


Net Earnings
------------

First quarter earnings from continuing operations were $68 million or $.90 per diluted share compared to $43 million or $.57 per diluted share in 1997. First quarter net earnings were $80 million or $1.05 per diluted share compared to $46 million or $.62 per diluted share in 1997.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the three months ended March 31, 1998 and 1997 by classifying transactions into three major categories: operating, investing and financing activities.


Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cash used by operating activities in the first three months of 1998 was $65 million compared to $33 million used in 1997, reflecting seasonal working capital needs of the appliance business and higher restructuring spending, partially offset by higher earnings.


Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first three months were $94 million in 1998 increased from $41 million in 1997 due to the consolidation of Brasmotor. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.


Financing Activities
--------------------

Dividends to shareholders totaled $26 million for the first quarter of 1998 and $25 million for 1997.

The company's borrowings decreased by $277 million during the first quarter of 1998, excluding the effect of currency fluctuations, resulting primarily from proceeds related to the WFC asset sales.


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the March 31, 1998 balance sheet. The company's total assets are $7.9 billion and stockholders' equity is $1.8 billion.

The overall debt to invested capital ratio of 36.7% at March 31, 1998 was down from 42.1% at December 31, 1997 due to the ongoing disposition of assets related to the discontinued financing operations. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's and Duff & Phelps.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:



                                  First Quarter             Better/(Worse)
                              ---------------------     ---------------------
                                1998         1997           $            %
                              --------     --------     --------     --------
North America                 $  1,336     $  1,260     $     76            6%
Europe                             540          560          (20)          (4)
Latin America                      546           60          486          N/M
Asia                                68          113          (45)         (40)
Other                              (26)          (3)         (23)         N/M
                              --------     --------     --------     --------
Total Appliance Business      $  2,464     $  1,990     $    474           24%
                              ========     ========     ========     ========


Operating Profit by Business Unit was as follows:

                                  First Quarter             Better/(Worse)
                              ---------------------     ---------------------
                                1998         1997           $            %
                              --------     --------     --------     --------
North America                 $    147     $    128     $     19           15%
Europe                              22            4           18          N/M
Latin America                       47            1           46          N/M
Asia                                (8)         (15)           7           47
Other                              (39)         (45)           6           13
                              --------     --------     --------     --------
Total Appliance Business      $    169     $     73     $     96          132%
                              ========     ========     ========     ========

For commentary regarding performance in North America and Europe, refer to "Results of Operations." Other consists of corporate expenses and eliminations.

Latin America sales and operating profit reflect the consolidation of Brasmotor beginning in November 1997. Prior to that date, the company's Brazilian operations were accounted for as equity affiliates. First quarter appliance shipments for the company's Brazilian operations were down 14% from 1997 while the Brazilian appliance industry was down 17% due to economic conditions in Brazil. The company's after-tax share of the benefits from a Brazilian government export incentive program (Befiex) was about $7 million in the first quarter of 1998. This program is scheduled to end in July 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos (Multibras) and Empresa Brasileira de Compresorres S.A. (Embraco) with respect to additional export incentives in connection with the Befiex program. In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reals (equivalent to US$440 million as of December 1996) relating to the favorable decision for exports from July 1988 through December 1996. The Brazilian court must render a final decision on the amount, timing and payment method of any final award. The company has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims are uncertain.

Asia had lower unit volumes and sales compared to the prior year due to the closure of two factories in 1997 and worse economic conditions in the region. The first quarter operating loss in the region was lower than 1997 due to the restructuring plan implemented in late 1997.

                          PART II. OTHER INFORMATION
                          --------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                         Quarter Ended March 31, 1998



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.   The following are included herein:

     (10) Material Contracts -- Employment Agreement with Paulo P.M.O. Periquito, Executive Vice President, Latin American Region

     (11)  Computation of earnings per share

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended March 31, 1998:

     A Current Report on Form 8-K dated January 2, 1998 pursuant to Item 5, "Other Events," concerning the Company's announcement that it had completed the previously announced sale of the consumer finance business of Whirlpool Financial Corporation to Transamerica Distribution Finance Corporation.

     A Current Report on Form 8-K dated January 13, 1998 pursuant to Item 5, "Other Events," concerning the Company's announcement that (i) it would take a charge of approximately $44 million (pretax) against fourth-quarter earnings in 1997 to reduce costs in its Latin American operations and (ii) it expected fourth-quarter and full year 1997 earnings to be in line with analyst expectations.

     A Current Report on Form 8-K dated February 3, 1998 pursuant to Item 5, "Other Events," concerning the Company's reporting fourth-quarter and full-year earnings for 1997.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHIRLPOOL CORPORATION
                                                 (Registrant)



                                            By  /s/  Ralph F. Hake
                                                -------------------------------
                                                         Ralph F. Hake
                                                Senior Executive Vice President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)


May 8, 1998