Form 10-Q
period 1998-06-30
WHIRLPOOL CORP /DE/
filed 1998-08-14
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

                                                                Yes  X   No_____
                                                                   -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock               Shares outstanding at June 30, 1998
       ---------------------               -----------------------------------

Common stock, par value $1 per share                   75,992,728

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended June 30, 1998

                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------
  Item 1. Financial Statements (Unaudited)

            Consolidated Condensed Statements
            of Earnings                                                      3

            Consolidated Condensed Balance Sheets                            4

            Consolidated Condensed Statements
            of Changes in Equity                                             5

            Consolidated Condensed Statements
            of Cash Flows                                                    6

            Notes to Consolidated Condensed
            Financial Statements                                             7

  Item 2. Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                            12


PART II - OTHER INFORMATION
---------------------------

  Item 4. Submission of Matters to a Vote of Security Holders               18

  Item 5. Other Information                                                 18

  Item 6. Exhibits and Reports on Form 8-K                                  19

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                         FOR THE PERIOD ENDED JUNE 30
             (millions of dollars except share and dividend data)

                                                              Second Quarter                   First Half
                                                            ------------------             ------------------
                                                             1998        1997               1998        1997
                                                            ------      ------             ------      ------
Net sales                                                   $2,585      $2,074             $5,049      $4,064

EXPENSES:
  Cost of products sold                                      1,962       1,588              3,831       3,124
  Selling and administrative                                   456         381                872         754
  Intangible amortization                                        9           9                 19          17
                                                            ------      ------             ------      ------
                                                             2,427       1,978              4,722       3,895
                                                            ------      ------             ------      ------
     OPERATING PROFIT                                          158          96                327         169

OTHER INCOME (EXPENSE):
  Interest and sundry income (expense)                          42           2                 81          (3)
  Interest expense                                             (65)        (38)              (127)        (73)
                                                            ------      ------             ------      ------
     EARNINGS BEFORE INCOME TAXES
      AND OTHER ITEMS                                          135          60                281          93

       Income taxes                                             49          29                105          45
                                                            ------      ------             ------      ------
     EARNINGS FROM CONTINUING OPERATIONS
      BEFORE EQUITY EARNINGS AND MINORITY INTERESTS             86          31                176          48

      Equity in affiliated companies                             2          24                  2          46
      Minority interests                                        (7)          7                (29)         10
                                                            ------      ------             ------      ------
     EARNINGS FROM CONTINUING OPERATIONS                        81          62                149         104

      Discontinued operations less applicable taxes              3           3                 15           7
                                                            ------      ------             ------      ------

     NET EARNINGS                                           $   84      $   65             $  164      $  111
                                                            ======      ======             ======      ======

Per share of common stock:
  Basic earnings from continuing operations                 $ 1.07      $  .82             $ 1.97      $ 1.39
  Basic net earnings                                        $ 1.11      $  .87             $ 2.17      $ 1.49

  Diluted earnings from continuing operations               $ 1.05      $  .81             $ 1.95      $ 1.38
  Diluted net earnings                                      $ 1.10      $  .86             $ 2.14      $ 1.48

  Cash dividends                                            $  .34      $  .34             $  .68      $  .68
                                                            ======      ======             ======      ======

See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                             (millions of dollars)

                                                 June 30            December 31
                                                  1998                 1997
                                               (Unaudited)           (Audited)
                                               -----------          -----------
ASSETS

Current Assets
--------------
Cash and equivalents                           $       606          $       578
Trade receivables, less allowances of
      (1998:  $116 ; 1997:   $156 )                  1,831                1,565
Inventories                                          1,224                1,170
Prepaid expenses and other                             256                  191
Deferred income taxes                                  221                  215
Net assets of discontinued operations                    -                  562
                                               -----------          -----------
Total Current Assets                                 4,138                4,281


Other Assets
------------
Investment in affiliated companies                     107                  100
Intangibles, net                                       916                  916
Deferred income taxes                                  231                  220
Other                                                  337                  378
                                               -----------          -----------
                                                     1,591                1,614

Property, Plant and Equipment
-----------------------------
Land                                                    94                   92
Buildings                                              905                  969
Machinery and equipment                              4,368                4,201
Accumulated depreciation                            (3,024)              (2,887)
                                               -----------          -----------
                                                     2,343                2,375

                                               -----------          -----------
Total Assets                                   $     8,072          $     8,270
                                               ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                  $     1,051          $     1,332
Accounts payable                                       970                  987
Employee compensation                                  242                  265
Accrued expenses                                       828                  858
Restructuring costs                                    158                  212
Current maturities of long-term debt                    10                   22
                                               -----------          -----------
Total Current Liabilities                            3,259                3,676


Other Liabilities
-----------------
Deferred income taxes                                  192                  190
Postemployment benefits                                620                  598
Other liabilities                                      192                  188
Long-term debt                                       1,152                1,074
                                               -----------          -----------
                                                     2,156                2,050


Minority Interests                                     762                  773


Stockholders' Equity
--------------------
Common stock                                            83                   82
Paid-in capital                                        314                  280
Retained earnings                                    1,913                1,801
Unearned restricted stock                               (3)                  (6)
Cumulative translation adjustments                    (172)                (149)
Treasury stock - at cost                              (240)                (237)
                                               -----------          -----------
Total Stockholders' Equity                           1,895                1,771

                                               -----------          -----------

Total Liabilities and Stockholders' Equity     $     8,072          $     8,270
                                               ===========          ===========

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                         FOR THE PERIOD ENDED JUNE 30
                             (millions of dollars)


                                                                              Second Quarter
                                                  ------------------------------------------------------------------------
                                                                               Accumulated
                                                                                  Other
                                                                 Retained     Comprehensive     Common     Treasury Stock/
                                                    Total        Earnings        Income         Stock      Paid-in-Capital
                                                  ---------     ---------     -------------     ------     ---------------
Beginning balance, 1997                           $   1,912     $   1,939           $  (112)    $   81             $     4

Comprehensive income
  Net income                                             65            65
  Other comprehensive income, net of tax
    Foreign currency translation adjustments            (18)
    Hedge adjustment                                      9
                                                  ---------
  Other comprehensive income, net of tax                 (9)                             (9)
                                                  ---------
Comprehensive income, net of tax                         56
                                                  =========

Common stock issued                                       5                                                              5
Dividends declared on common stock                      (26)          (26)
                                                  ---------     ---------           -------     ------             -------
Ending balance, June 30, 1997                     $   1,947     $   1,978           $  (121)    $   81             $     9
                                                  =========     =========           =======     ======             =======

Beginning balance, 1998                           $   1,828     $   1,855           $  (159)    $   82             $    50

Comprehensive income
  Net income                                             84            84
  Other comprehensive income, net of tax
    Foreign currency translation adjustments             (3)
    Hedge adjustment                                     (5)
    Other                                                (5)
                                                  ---------
  Other comprehensive income, net of tax                (13)                            (13)
                                                  ---------
Comprehensive income, net of tax                         71
                                                  =========

Common stock issued                                      22                                          1                  21
Dividends declared on common stock                      (26)          (26)
                                                  ---------     ---------           -------     ------             -------
Ending balance, June 30, 1998                     $   1,895     $   1,913           $  (172)    $   83             $    71
                                                  =========     =========           =======     ======             =======

                                                                               First Half
                                                  ------------------------------------------------------------------------
                                                                               Accumulated
                                                                                  Other
                                                                 Retained     Comprehensive     Common     Treasury Stock/
                                                    Total        Earnings        Income         Stock      Paid-in-Capital
                                                  ---------     ---------     -------------     ------     ---------------
Beginning balance, 1997                           $   1,926     $   1,918           $   (76)    $   81             $     3

Comprehensive income
  Net income                                            111           111
  Other comprehensive income, net of tax
    Foreign currency translation adjustments            (95)
    Hedge adjustment                                     50
                                                  ---------
  Other comprehensive income, net of tax                (45)                            (45)
                                                  ---------
Comprehensive income, net of tax                         66
                                                  =========

Common stock issued                                       6                                                              6
Dividends declared on common stock                      (51)          (51)
                                                  ---------     ---------           -------     ------             -------
Ending balance, June 30, 1997                     $   1,947     $   1,978           $  (121)    $   81             $     9
                                                  =========     =========           =======     ======             =======

Beginning balance, 1998                           $   1,771     $   1,801           $  (149)    $   82             $    37

Comprehensive income
  Net income                                            164           164
  Other comprehensive income, net of tax
    Foreign currency translation adjustments            (25)
    Hedge adjustment                                      7
    Other                                                (5)
                                                  ---------
  Other comprehensive income, net of tax                (23)                            (23)
                                                  ---------
Comprehensive income, net of tax                        141
                                                  =========

Common stock issued                                      35                                          1                  34
Dividends declared on common stock                      (51)          (52)
                                                  ---------     ---------           -------     ------             -------
Ending balance, June 30, 1998                     $   1,895     $   1,913           $  (172)    $   83             $    71
                                                  =========     =========           =======     ======             =======


See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                         FOR SIX MONTHS ENDED JUNE 30
                             (millions of dollars)

                                                                                    1998          1997
                                                                                  --------      --------
OPERATING ACTIVITIES
Net earnings                                                                      $    164      $    111
Equity in net earnings of affiliated
  companies, less dividends received                                                    (2)          (38)
Gain on dispositions                                                                   (25)            -
Depreciation and amortization                                                          230           181
Provision for doubtful accounts                                                         22            22
Restructuring spending                                                                 (50)          (11)
Change in receivables                                                                 (312)         (178)
Change in inventories                                                                  (85)          (88)
Change in payables                                                                      (3)          (71)
Other operating activities                                                             (15)            8
                                                                                  --------      --------
CASH USED FOR OPERATING ACTIVITIES                                                     (76)          (64)

INVESTING ACTIVITIES
Net additions to properties                                                           (218)         (105)
Financing receivables originated and leasing assets purchased                            -        (2,042)
Principal payments received on financing
  receivables and leases                                                                 -         2,100
Acquisition of businesses, less cash acquired                                          (18)            -
Business dispositions                                                                  587             -
Other investing activities                                                               -             3
                                                                                  --------      --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                       351           (44)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                                                   10,680        21,053
Repayments of short-term borrowings                                                (10,931)      (20,773)
Proceeds of long-term debt                                                             202            62
Repayments of long-term debt                                                          (118)         (140)
Repayments of non-recourse debt                                                          -            (6)
Dividends                                                                              (51)          (51)
Other financing activities                                                             (29)            6
                                                                                  --------      --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                      (247)          151
                                                                                  --------      --------
INCREASE IN CASH AND EQUIVALENTS                                                        28            43

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            578           129
                                                                                  --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD                                             $    606      $    172
                                                                                  ========      ========

  See notes to consolidated condensed financial statements.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 1998 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1997.

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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The following table provides the computation of basic and diluted earnings (loss) per share:


                                                                Six Months Ended
(millions of dollars except earnings per share)                      June 30
                                                            ------------------------
                                                              1998            1997
                                                            --------        --------

Basic:
  Average Shares Outstanding                                    75.5            74.5

  Earnings:
     Continuing Operations                                  $  148.9        $  103.7
     Discontinued Operations                                    14.8             7.3
                                                            --------        --------
  Net Earnings                                              $  163.7        $  111.0
                                                            ========        ========

  Earnings Per Share from Continuing Operations             $   1.97        $   1.39
  Net Earnings Per Share                                    $   2.17        $   1.49
                                                            ========        ========


Diluted:
  Average Shares Outstanding                                    75.5            74.5
  Treasury Stock Method (a):
     Stock Options                                               1.0             0.5
                                                            --------        --------
  Diluted Average Shares Outstanding                            76.5            75.0
                                                            ========        ========
  Diluted Earnings:
     Continuing Operations                                  $  148.9        $  103.7
     Discontinued Operations                                    14.8             7.3
                                                            --------        --------
  Diluted Net Earnings                                      $  163.7        $  111.0
                                                            ========        ========

  Diluted Earnings Per Share from Continuing Operations     $   1.95        $   1.38
  Diluted Net Earnings Per Share                            $   2.14        $   1.48
                                                            ========        ========


(a) Using the average market price per share of stock for the period.


NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In July 1998, the company purchased the remaining 35% ownership in Shunde SMC Microwave Products Co., Ltd. (SMC), a Chinese manufacturer and marketer of microwave ovens, for about $60 million in cash. The company now owns 100% of SMC.

In March 1998, the company increased its majority ownership interest in Whirlpool Narcissus Co., its Chinese joint venture that manufactures washing machines, for about $12 million in cash.

In November 1997, the company completed the purchase of approximately 33% of the voting shares, as well as preferred, or non-voting shares of the company's

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Brazilian affiliate, Brasmotor S.A., for $217 million. The shares, combined with the existing holdings, give the company a controlling interest of approximately 66% of the voting shares of Brasmotor. Brasmotor is the parent company of Multibras S.A. Eletrodomesticos (Multibras), an approximately $1.6 billion appliance company with the leading market share position in Latin America, and Empresa Brasileira de Compresorres S.A. (Embraco), the world's second largest hermetic compressor manufacturer with annual sales of approximately $790 million.

In September 1997, the company reached a definitive agreement to sell the inventory, consumer, and international financing businesses of Whirlpool Financial Corporation ("WFC") to Transamerica Distribution Finance Corporation ("TDF"). Refer to Note C for further explanation.

In August 1997, the company sold its majority interest in its Argentine business to Multibras, in a share for share exchange of Whirlpool Argentina shares for additional shares in Multibras, slightly increasing the company's ownership stake in Multibras. No gain or loss was recognized by the company on this transaction. Whirlpool Argentina's annual sales and earnings are not significant to the company's consolidated results of operations.

NOTE C--DISCONTINUED OPERATIONS

In the second quarter of 1998, the company sold to Transamerica Distribution Finance Corporation ("TDF") the European inventory financing assets previously held by WFC, recording a gain of $5 million pretax ($3 million after-tax). This concluded the series of sales transactions with TDF. Also during the first half of 1998, the company completed the sale of certain aerospace financing assets for $156 million; no gain or loss related to these sales was recorded. In January 1998, the company sold to TDF additional international assets and consumer financing receivable assets for approximately $370 million, recording a pretax gain of $20 million ($11 million after-tax).

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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


after-tax) was recorded in the third quarter of 1997 to provide an additional reserve for certain retained WFC aerospace assets.

Income taxes related to discontinued operations  - Expense / (Income):

                       Three Months             Six Months
                       Ended June 30           Ended June 30
                   ---------------------   ---------------------
                   (millions of dollars)   (millions of dollars)

     1998                  $  2                    $ 10
     1997                  $  3                    $  7

NOTE D--INVENTORIES

Inventories consist of the following:

                                                June 30         December 31
                                                 1998              1997
                                                -------         -----------
                                                   (millions of dollars)

Finished products                                $1,108           $1,015
Raw materials and work in process                   331              373
                                                 ------           ------
  Total FIFO cost                                 1,439            1,388

Less excess of FIFO cost
  over Lifo cost                                    215              218
                                                 ------           ------
                                                 $1,224           $1,170
                                                 ======           ======

NOTE E--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:

                                                   Six Months Ended
                                                        June 30
                                                 1998              1997
                                                ------------------------
                                                   (millions of dollars)
Brazilian affiliates                             $    -           $   45
Mexican affiliate                                     1                -
Other                                                 1                1
                                                 ------           ------
                                                 $    2           $   46
                                                 ======           ======

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


In November 1997, the company increased its voting ownership in its Brazilian affiliate, Brasmotor S.A., from 33% to 66% (Refer to Note B -- Business Acquisitions and Dispositions). As a result, the Brazilian operations are consolidated as of November 1, 1997. Prior to that date, the Brazilian operations were accounted for on an equity basis.

NOTE F--GEOGRAPHIC SEGMENTS

(millions of dollars)

Three Months            North                            Latin                        Other and           Total
Ended June 30          America          Europe          America         Asia        (Eliminations)      Whirlpool
-----------------------------------------------------------------------------------------------------------------
Sales

1998                    $1,462          $  595         $  508          $   115          $  (95)             $2,585
1997                    $1,366          $  596         $   63          $   119          $  (70)             $2,074

Operating Profit

1998                    $  117          $   27         $   17          $    (4)         $    1              $  158
1997                    $  107          $    6         $    3          $   (18)         $   (2)             $   96

Six Months             North                            Latin                         Other and           Total
Ended June 30         America           Europe         America          Asia        (Eliminations)      Whirlpool
-----------------------------------------------------------------------------------------------------------------
Sales

1998                    $2,804          $1,145         $1,064          $   198          $ (162)             $5,049
1997                    $2,655          $1,178         $  123          $   240          $ (132)             $4,064

Operating Profit

1998                    $  224          $   48         $   64          $   (10)         $    1              $  327
1997                    $  193          $    8         $    4          $   (32)         $   (4)             $  169

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six months ended June 30, 1998 and 1997. Unless otherwise noted, all comparisons are to the same period for 1997. This section of Management's Discussion highlights the main factors affecting the changes in operating results. The accompanying financial statements include the company's investment in Whirlpool Financial Corporation ("WFC") on a discontinued basis and the company's investment in its Brazilian subsidiary, Brasmotor S.A., on a consolidated basis for 1998 and the last two months of 1997.


Net Sales
---------

Net sales were $2.6 billion for the second quarter and $5.0 billion for the first half of 1998, increases of 25% and 24%, respectively. Excluding the impact of consolidating Brasmotor and currency fluctuations, revenues were up 5% for the quarter and 3% for the first half. North American unit volumes were up 14% in the second quarter and 13% in the first half in an industry that was reported to be up 9%. North American sales were 10% higher in the second quarter and 8% higher in the first half, reflecting continuing competitive pricing pressures. North American industry shipments are expected to be up about 6% for the full year. European sales in U.S. dollars were up 2% in the second quarter and down 1% in the first half. Excluding currency fluctuations, European first half sales were up 6% due to higher volumes and improved product and brand mix that is driving higher average sales value. European industry shipments are expected to be up 5% for the full year.


Expenses
--------

Gross margin percentage on products sold to net sales improved by .7 percentage point for the second quarter and 1.0 percentage point for the first half. This improvement was due to the benefits of the restructuring started in 1997 plus manufacturing efficiencies and reduced material costs in both North America and Europe, partially offset by pricing deterioration in North America.

Appliance selling and administrative expenses as a percent of net sales decreased by .8 percentage point for the second quarter and 1.3 percentage points for the first half due to cost reduction initiatives and the consolidation of Brasmotor, which has a lower level of these expenses relative to sales. The second quarter included provisions totaling $20 million in Brazil related to increased credit risk as a number of retailers sought protection from creditors under the Brazilian equivalent of Chapter 11. North American expenses as a percent of net sales decreased in the first half on higher sales. European expenses as a percent of net sales improved by more than 2 percentage points due to reduced costs mainly from restructuring and advertising spending.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Other Income and Expense
------------------------

Interest and sundry income (expense) was $40 million favorable in the second quarter and $84 million favorable in the first half compared to 1997 due to the inclusion of interest income from the company's Brazilian operations, which typically hold larger balances of cash equivalents relative to the size of the business. Partly offsetting this was the $27 million increase in interest expense in the second quarter, $54 million in the first half, which was also driven by the consolidation of the company's Brazilian operations.


Income Taxes
------------

The consolidated effective income tax rate was 38% in the first half, compared to 49% for the comparable period in 1997 and a (5)% annual 1997 rate. The reduction from the prior year's rate reflects the consolidation of Brasmotor and improved profitability in Europe. The (5)% annual 1997 rate was caused by the restructuring and other non-recurring charges in 1997, for which the related tax benefits were at an average rate lower than the U.S. statutory tax rate.


Equity in Affiliated Companies
------------------------------

Equity earnings in affiliated companies were $2 million in the first half of 1998 compared to $46 million in 1997 due to the consolidation of Brasmotor starting in the last two months of 1997.


Discontinued Operations
-----------------------

The company recorded a gain of $5 million pretax, $3 million after-tax, in the second quarter related to the sale of European inventory financing assets to Transamerica Distribution Finance Corporation ("TDF"), concluding a series of transactions with TDF initiated in the fourth quarter of 1997. Total first half gains from these transactions totaled $25 million pretax, $15 million after-tax.

Refer to Note C to the accompanying consolidated financial statements for a discussion of discontinued operations.


Net Earnings
------------

Second quarter earnings from continuing operations were $81 million or $1.05 per diluted share compared to $62 million or 81 cents per diluted share in 1997. Second quarter net earnings were $84 million or $1.10 per diluted share compared to $65 million or 86 cents per diluted share in 1997.

First half earnings from continuing operations were $149 million or $1.95 per diluted share compared to $104 million or $1.38 per diluted share in 1997. Second quarter net earnings were $164 million or $2.14 per diluted share compared to $111 million or $1.48 per diluted share in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 1998 and 1997 by classifying transactions into three major categories: operating, investing and financing activities.


Operating Activities

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities in the first six months of 1998 was $76 million compared to $64 million used in 1997. The company generally uses significant cash flow in the first half of the year largely due to seasonal working capital needs of the appliance business. The current year increase in cash usage compared to the prior year reflects higher working capital needs, partially offset by higher earnings.


Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first half were $218 million in 1998 increased from $105 million in 1997 primarily due to the consolidation of Brasmotor. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.


Financing Activities

Dividends to shareholders totaled $51 million for the first half of 1998 and 1997.

The company's borrowings decreased by $167 million during the first half of 1998, excluding the effect of currency fluctuations, resulting primarily from proceeds related to the WFC asset sales.


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the June 30, 1998 balance sheet. The company's total assets are $8.1 billion and stockholders' equity is $1.9 billion.

The overall debt to invested capital ratio of 37.7% at June 30, 1998 was down from 42.1% at December 31, 1997 due to the ongoing disposition of assets related to the discontinued financing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

operations. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's and Duff & Phelps.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                                                       Better/                                Better/
                                Second Quarter         (Worse)           Six Months           (Worse)
                              -----------------      ------------     -----------------     ------------
                               1998       1997        $       %        1998       1997       $       %
                              ------     ------      ----    ----     ------     ------     ----    ----
North America                 $1,464     $1,335      $129      10%    $2,801     $2,595     $206       8%
Europe                           575        565        10       2      1,115      1,125      (10)     (1)
Latin America                    493         63       430     683      1,039        123      916     745
Asia                              87        111       (24)    (22)       154        224      (70)    (31)
Other                            (34)         0       (34)    N/M        (60)        (3)     (57)    N/M
                              ------     ------      ----    ----     ------     ------     ----    ----
Total Appliance Business      $2,585     $2,074      $511      25%    $5,049     $4,064     $985      24%
                              ======     ======      ====    ====     ======     ======     ====    ====

Operating Profit by Business Unit was as follows:

                                                       Better/                                Better/
                                Second Quarter         (Worse)           Six Months           (Worse)
                              -----------------      ------------     -----------------     ------------
                               1998       1997        $       %        1998       1997       $       %
                              ------     ------      ----    ----     ------     ------     ----   -----
North America                 $  166     $  144      $ 22      15%    $  313     $  272     $ 41      15%
Europe                            28          6        22     367         50         10       40     400
Latin America                     15          3        12     400         62          4       58   1,450
Asia                              (3)       (20)       17      85        (10)       (35)      25      71
Other                            (48)       (37)      (11)    (30)       (88)       (82)      (6)     (7)
                              ------     ------      ----     ---     ------     ------     ----   -----
Total Appliance Business      $  158     $   96      $ 62      65%    $  327     $  169     $158      93%
                              ======     ======      ====     ===     ======     ======     ====   =====

For commentary regarding performance in North America and Europe, refer to "Results of Operations." Other consists of corporate expenses and eliminations.

Latin America sales and operating profits reflect the consolidation of Brasmotor beginning in November 1997. Prior to that date, the company's Brazilian operations were accounted for as equity affiliates. First half appliance shipments in Brazil were down 26% from 1997, consistent with the significant downturn in the Brazilian appliance industry and overall economy. The company's after-tax share of the benefits from a Brazilian government export incentive program (Befiex) was about $7 million in the second quarter and $14 million in the first half of 1998. This program is scheduled to end in July 1998.

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos (Multibras) and Empresa Brasileira de Compresorres S.A. (Embraco) with respect to additional export incentives in connection with the Befiex program. In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reais (equivalent to US$440 million as of December
1996) relating to the favorable decision for exports from July 1988 through December 1996. The Brazilian court must render a final decision on the amount, timing and payment method of any final award. The company has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims is uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Asia had lower unit volumes and sales compared to the prior year due to the closure of two factories in 1997 and worse economic conditions in the region. The second quarter operating loss in the region was lower than 1997 due to the restructuring plan implemented in late 1997.

                          PART II. OTHER INFORMATION
                          --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                          Quarter Ended June 30, 1998


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

a. The annual Meeting of Stockholders was held on April 28, 1998 with Messrs. Robert A. Burnett, Herman Cain, Allan D. Gilmour, David R. Whitwam, and Ms. Janice D. Stoney each elected to a term to expire on 2001 pursuant to a stockholder vote.

     Nominee                          For                     Against              Abstentions
     -------                          ---                     -------              -----------
     Robert A. Burnett                64,309,821                 0                 1,006,453


     Herman Cain                      64,332,906                 0                   983,368


     Allan D. Gilmour                 64,324,700                 0                   991,574


     Janice D. Stoney                 64,324,050                 0                   992,224


     David R. Whitwam                 64,271,206                 0                 1,045,068

Messrs. DiCamillo, Langbo, Smith, Etchenique, Marohn, Marsh and Stern and Ms. Hempel each have terms of office as directors that continued after the 1998 Annual Meeting.

Item 5.  Other Information
--------------------------

Advance Notice of Stockholder Proposals: Under Article II, Section 12 of the registrant's by-laws, a shareholder proposal submitted outside the processes of Rule 14a-8 of the Proxy Solicitation Rules (17 C.F.R. 240.14a-8) is considered untimely unless written notice of the stockholder's intent to make such a proposal is given, either by personal delivery or by registered or certified United States mail postage prepaid, to the Secretary of the Corporation. This notice must be received by the Secretary not later than (i) ninety (90) days in advance of an annual meeting of stockholders to be held on the third Tuesday in April; and (ii) with respect to an annual meeting to be held on a day other than the third Tuesday in April, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. A stockholder's notice to the Secretary must include (a) a description of the proposal to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal; (c) the class and number of shares of the Corporation's stock that are beneficially owned by the stockholder on the date of such notice; and (d) any financial interest of the stockholder in such proposal. The chairman of the meeting shall determine whether the requirements of the registrant's by-laws have been met with respect to any stockholder proposal. If the chairman of the meeting determines that a stockholder proposal was not made in accordance with the terms of the registrant's by-laws the chairman shall so declare at the meeting, and any such proposal shall not be acted upon at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.   The following are included herein:

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 1998.

A Current Report on Form 8-K dated April 21, 1998 pursuant to Item 5, "Other Events," to adopt a replacement Shareholders Rights Plan.