Form 10-Q
period 1998-09-30
WHIRLPOOL CORP /DE/
filed 1998-11-06
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998.

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

                                                            Yes  X     No
                                                                ---       ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock            Shares outstanding at September 30, 1998
       ---------------------            ----------------------------------------
Common stock, par value $1 per share                   76,042,411

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                        Quarter Ended September 30, 1998



                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------
  Item 1. Financial Statements (Unaudited)

            Consolidated Condensed Statements
             of Earnings                                                  3

            Consolidated Condensed Balance Sheets                         4

            Consolidated Condensed Statements
             of Changes in Equity                                         5

            Consolidated Condensed Statements
             of Cash Flows                                                6

            Notes to Consolidated Condensed
             Financial Statements                                         7

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                       13


PART II - OTHER INFORMATION
---------------------------

  Item 6.   Exhibits and Reports on Form 8-K                             21


           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                       FOR THE PERIOD ENDED SEPTEMBER 30
             (millions of dollars except share and dividend data)


                                                                  Third Quarter     Nine Months
                                                                 --------------   ---------------
                                                                  1998    1997     1998     1997
                                                                 ------  ------   ------   ------
Net sales                                                        $2,539  $2,043   $7,588   $6,107
EXPENSES:
  Cost of products sold                                           1,929   1,593    5,760    4,717
  Selling and administrative                                        421     398    1,293    1,152
  Intangible amortization                                             9       8       28       25
  Restructuring costs                                                 -     308        -      308
                                                                 ------  ------   ------   ------
                                                                  2,359   2,307    7,081    6,202
                                                                 ------  ------   ------   ------
    OPERATING PROFIT (LOSS)                                         180    (264)     507      (95)

OTHER INCOME (EXPENSE):
  Interest and sundry income (expense)                               28      (7)     109      (10)
  Interest expense                                                  (70)    (37)    (197)    (110)
                                                                 ------  ------   ------   ------
    EARNINGS (LOSS) BEFORE INCOME TAXES
      AND OTHER ITEMS                                               138    (308)     419     (215)

      Income taxes (benefit)                                         56     (71)     161      (26)
                                                                 ------  ------   ------   ------
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS
      BEFORE EQUITY EARNINGS AND MINORITY INTERESTS                  82    (237)     258     (189)

      Equity earnings of affiliated companies                         -      15        2       61
      Minority interests                                             (4)     22      (33)      32
                                                                 ------  ------   ------   ------
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS                       78    (200)     227      (96)
      Discontinued operations less applicable taxes                   -     (18)      15      (11)
                                                                 ------  ------   ------   ------
    NET EARNINGS (LOSS)                                          $   78  $ (218)  $  242   $ (107)
                                                                 ======  ======   ======   ======
Per share of common stock:
      Basic earnings (loss) from continuing operations           $ 1.03  $(2.68)  $ 3.00   $(1.30)
      Basic net earnings (loss)                                  $ 1.03  $(2.93)  $ 3.19   $(1.45)

      Diluted earnings (loss) from continuing operations         $ 1.02  $(2.68)  $ 2.97   $(1.30)
      Diluted net earnings (loss)                                $ 1.02  $(2.93)  $ 3.16   $(1.45)

    Cash dividends                                               $  .34  $  .34   $ 1.02   $ 1.02
                                                                 ======  ======   ======   ======

           See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                             (millions of dollars)


                                            September 30  December 31
                                                1998         1997
                                             (Unaudited)   (Audited)
                                             -----------  -----------
ASSETS

Current Assets
--------------
Cash and equivalents                           $   601      $   578
Trade receivables, less allowances of
    (1998: $115; 1997: $156)                     1,770        1,565
Inventories                                      1,217        1,170
Prepaid expenses and other                         266          191
Deferred income taxes                              183          215
Net assets of discontinued operations                -          562
                                               -------      -------
Total Current Assets                             4,037        4,281


Other Assets
------------
Investment in affiliated companies                 108          100
Intangibles, net                                   999          916
Deferred income taxes                              252          220
Other                                              328          378
                                               -------      -------
                                                 1,687        1,614


Property, Plant and Equipment
-----------------------------
Land                                                97           92
Buildings                                          918          969
Machinery and equipment                          4,493        4,201
Accumulated depreciation                        (3,126)      (2,887)
                                               -------      -------
                                                 2,382        2,375

                                               -------      -------
Total Assets                                   $ 8,106      $ 8,270
                                               =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                  $   957      $ 1,332
Accounts payable                                 1,007          987
Employee compensation                              257          265
Accrued expenses                                   840          858
Restructuring costs                                150          212
Current maturities of long-term debt                 8           22
                                               -------      -------
Total Current Liabilities                        3,219        3,676


Other Liabilities
-----------------
Deferred income taxes                              197          190
Postemployment benefits                            637          598
Other liabilities                                  197          188
Long-term debt                                   1,218        1,074
                                               -------      -------
                                                 2,249        2,050

Minority interests                                 686          773


Stockholders' Equity
--------------------
Common stock                                        83           82
Paid-in capital                                    318          280
Retained earnings                                1,966        1,801
Unearned restricted stock                           (4)          (6)
Cumulative translation adjustments                (171)        (149)
Treasury stock - at cost                          (240)        (237)
                                               -------      -------
Total Stockholders' Equity                       1,952        1,771

                                               -------      -------
Total Liabilities and Stockholders' Equity     $ 8,106      $ 8,270
                                               =======      =======

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                       FOR THE PERIOD ENDED SEPTEMBER 30
                             (millions of dollars)


                                                                      Third Quarter
                                                  ---------------------------------------------------------

                                                                       Accumulated
                                                                          Other                   Treasury
                                                           Retained   Comprehensive    Common    Stock/Paid-
                                                  Total    Earnings      Income        Stock     in-Capital
                                                  ------   --------   -------------   --------   ----------
Beginning balance, 1997                           $1,947    $1,978       $(121)         $ 81        $  9

Comprehensive income
   Net income                                       (218)     (218)
   Other comprehensive income, net of tax
      Foreign currency translation adjustments       (23)
      Hedge adjustment                                10
                                                  ------
   Other comprehensive income, net of tax            (13)                  (13)
                                                  ------
Comprehensive income, net of tax                    (231)
                                                  ------

Common stock issued                                   20                                   1          19
Dividends declared on common stock                   (25)      (25)
                                                  ------    ------       -----          ----        ----
Ending balance, September 30, 1997                $1,711    $1,735       $(134)         $ 82        $ 28
                                                  ======    ======       =====          ====        ====


Beginning balance, 1998                           $1,895    $1,913       $(172)         $ 83        $ 71

Comprehensive income
   Net income                                         78        78
   Other comprehensive income, net of tax
      Foreign currency translation adjustments       (33)
      Hedge adjustment                                34
                                                  ------
   Other comprehensive income, net of tax              1                     1
                                                  ------
Comprehensive income, net of tax                      79
                                                  ------

Common stock issued                                    3                                               3
Dividends declared on common stock                   (25)      (25)
                                                  ------    ------       -----          ----        ----
Ending balance, September 30, 1998                $1,952    $1,966       $(171)         $ 83        $ 74
                                                  ======    ======       =====          ====        ====

                                                                       Nine Months
                                                  ---------------------------------------------------------

                                                                       Accumulated
                                                                          Other                   Treasury
                                                           Retained   Comprehensive    Common    Stock/Paid-
                                                  Total    Earnings      Income        Stock     in-Capital
                                                  ------   --------   -------------   --------   ----------
Beginning balance, 1997                           $1,926    $1,918       $ (76)         $ 81        $  3

Comprehensive income
   Net income                                       (107)     (107)
   Other comprehensive income, net of tax
      Foreign currency translation adjustments      (118)
      Hedge adjustment                                60
                                                  ------
   Other comprehensive income, net of tax            (58)                  (58)
                                                  ------
Comprehensive income, net of tax                    (165)
                                                  ------

Common stock issued                                   26                                   1          25
Dividends declared on common stock                   (76)      (76)
                                                  ------    ------       -----          ----        ----
Ending balance, September 30, 1997                $1,711    $1,735       $(134)         $ 82        $ 28
                                                  ======    ======       =====          ====        ====

Beginning balance, 1998                           $1,771    $1,801       $(149)         $ 82        $ 37

Comprehensive income
   Net income                                        242       242
   Other comprehensive income, net of tax
      Foreign currency translation adjustments         6
      Hedge adjustment                               (28)
                                                  ------
   Other comprehensive income, net of tax            (22)                  (22)
                                                  ------
Comprehensive income, net of tax                     220
                                                  ------

Common stock issued                                   38                                   1          37
Dividends declared on common stock                   (77)      (77)
                                                  ------    ------       -----          ----        ----
Ending balance, September 30, 1998                $1,952    $1,966       $(171)         $ 83        $ 74
                                                  ======    ======       =====          ====        ====

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                      FOR NINE MONTHS ENDED SEPTEMBER 30
                             (millions of dollars)


                                                         1998            1997
                                                        --------       --------
OPERATING ACTIVITIES
Net earnings/(loss)                                     $    242       $   (107)
Equity in net earnings of affiliated companies,
  less dividends received                                     (2)           (45)
Gain on dispositions                                         (25)             -
Depreciation and amortization                                340            266
Provision for doubtful accounts                               24             72
Restructuring spending                                       (64)           290
Change in receivables                                       (229)          (148)
Change in inventories                                        (63)            53
Change in payables                                            11           (149)
Other operating activities                                    80            (57)
                                                        --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES                        314            175

INVESTING ACTIVITIES
Net additions to properties                                 (340)          (167)
Financing receivables originated and leasing assets
  purchased                                                    -         (3,130)
Principal payments received on financing receivables
  and leases                                                   -          3,117
Acquisition of businesses, less cash acquired               (105)             -
Business dispositions                                        587              -
Other investing activities                                     -              1
                                                        --------       --------
CASH PROVIDED BY / (USED FOR) INVESTING ACTIVITIES           142           (179)

FINANCING ACTIVITIES
Proceeds of short-term borrowings                         15,784         27,866
Repayments of short-term borrowings                      (16,117)       (27,843)
Proceeds of long-term debt                                   270             82
Repayments of long-term debt                                (183)          (141)
Repayments of non-recourse debt                                -             19
Dividends                                                    (77)           (76)
Other financing activities                                  (110)            58
                                                        --------       --------
CASH USED FOR FINANCING ACTIVITIES                          (433)           (35)
                                                        --------       --------
INCREASE / (DECREASE) IN CASH AND EQUIVALENTS                 23            (39)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  578            129
                                                        --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                   $    601       $     90
                                                        ========       ========

See notes to consolidated condensed financial statements.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 1998 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1997.

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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The following table provides the computation of basic and diluted earnings per share:



                                              Three Months Ended        Nine Months Ended
                                                 September 30              September 30
                                          ----------------------      -----------------------
                                            1998          1997          1998           1997
                                          -------       --------      --------       --------
                                            (millions of dollars except earnings per share)

Basic:
Average Shares Outstanding                   75.7           74.5          75.7          74.5
Earnings (Loss):
  Continuing Operations                   $  78.1       $ (200.2)     $  227.0      $  (96.5)
  Discontinued Operations                     --           (18.0)         14.8         (10.7)
                                          -------       --------      --------      --------

Net Earnings (Loss)                       $  78.1       $ (218.2)     $  241.8      $ (107.2)
                                          =======       ========      ========      ========

Earnings (Loss) Per Share
  from Continuing Operations              $  1.03       $  (2.68)     $   3.00      $  (1.30)
Net Earnings (Loss) Per Share             $  1.03       $  (2.93)     $   3.19      $  (1.45)
                                          =======       ========      ========      ========

Diluted:
Average Shares Outstanding                   75.7           74.5          75.7          74.5
Treasury Stock Method
  Stock Options                               0.8            --            0.8           --
                                          -------       --------      --------      --------

Diluted Average Shares Outstanding           76.5           74.5          76.5          74.5
                                          =======       ========      ========      ========

Diluted Earnings (Loss):
  Continuing Operations                   $  78.1       $ (200.2)     $  227.0      $  (96.5)
  Discontinued Operations                     --           (18.0)         14.8         (10.7)
                                          -------       --------      --------      --------

Diluted Net Earnings (Loss)               $  78.1       $ (218.2)     $  241.8      $ (107.2)
                                          =======       ========      ========      ========

Diluted Earnings (Loss) Per Share
  from Continuing Operations              $  1.02       $  (2.68)     $   2.97      $  (1.30)
Diluted Net Earnings (Loss) Per Share     $  1.02       $  (2.93)     $   3.16      $  (1.45)
                                          =======       ========      ========      ========

NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In September 1998, the company completed a transaction to sell 75% of its majority-owned air conditioning joint venture in Shenzhen, China to Electra Consumer Products Ltd., a leading European manufacturer of air conditioners. Shenzhen Whirlpool Raybo Air-Conditioner Industrial Co. Ltd. was a joint venture formed in 1995. After completion of the sale, the company will continue to hold 20% of the joint venture. The joint venture will continue to sell products under the Whirlpool brand in China for a period of three years while it introduces the Electra brand. No significant gain or loss was recognized during the current period.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


In the third quarter of 1998, the company purchased approximately $30 million of additional shares in its Brazilian subsidiary, slightly increasing the company's ownership stake.

In July 1998, the company purchased the remaining 35% ownership in Shunde SMC Microwave Products Co., Ltd. ("SMC"), a Chinese manufacturer and marketer of microwave ovens, for about $60 million in cash. The company now owns 100% of SMC.

In March 1998, the company increased its majority ownership interest in Whirlpool Narcissus Co., its Chinese joint venture that manufactures washing machines, for about $12 million in cash.

In November 1997, the company completed the purchase of approximately 33% of the voting shares, as well as preferred or non-voting shares of the company's Brazilian affiliate, Brasmotor S.A., for $217 million. The shares, combined with the existing holdings, give the company a controlling interest of approximately 66% of the voting shares of Brasmotor. Brasmotor is the parent company of Multibras S.A. Eletrodomesticos ("Multibras"), an approximately $1.6 billion appliance company with the leading market share position in Latin America, and Empresa Brasileira de Compresorres S.A. ("Embraco"), the world's second largest hermetic compressor manufacturer with annual sales of approximately $790 million.

In September 1997, the company reached a definitive agreement to sell the inventory, consumer, and international financing businesses of Whirlpool Financial Corporation to Transamerica Distribution Finance Corporation. Refer to Note C for further explanation.

In August 1997, the company sold the majority interest in its Argentine business to Multibras, in a share for share exchange of Whirlpool Argentina shares for additional shares in Multibras, slightly increasing the company's ownership stake in Multibras. No gain or loss was recognized by the company on this transaction. Whirlpool Argentina's annual sales and earnings are not significant to the company's consolidated results of operations.


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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

Income taxes related to discontinued operations -- Expense / (Income):

                            Three Months         Nine Months
                         Ended September 30   Ended September 30
                         ------------------   ------------------
                                  (millions of dollars)
               1998             $ --                 $ 10
               1997             $(10)                $ (3)


NOTE D--INVENTORIES

Inventories consist of the following:

                                           September 30    December 31
                                               1998           1997
                                           ------------    -----------
                                              (millions of dollars)
Finished products                             $1,096          $1,015
Raw materials and work in process                334             373
                                              ------          ------
    Total FIFO cost                            1,430           1,388

Less excess of FIFO cost over LIFO cost          213             218
                                              ------          ------
                                              $1,217          $1,170
                                              ======          ======

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E--AFFILIATED COMPANIES

Equity in the net earnings of affiliated companies is as follows:

                                             Nine Months Ended
                                                September 30,
                                             1998         1997
                                           ---------------------
                                           (millions of dollars)
                Brazilian affiliates         $ --         $ 57
                Mexican affiliate               1            3
                Other                           1            1
                                             ----         ----
                                             $  2         $ 61
                                             ====         ====

In November 1997, the company increased its voting ownership in its Brazilian affiliate, Brasmotor S.A., from 33% to 66% (Refer to Note B -- Business Acquisitions and Dispositions). As a result, the Brazilian operations are consolidated as of November 1, 1997. Prior to that date, the Brazilian operations were accounted for on an equity basis.


NOTE F--RESTRUCTURING CHARGES

During 1997, the company incurred restructuring cost of $343 million to better align the company's cost structure within the global home-appliance marketplace. Pretax restructuring charges of $172 million, $101 million, $35 million, $25 million and $10 million relate to the company's European, Asian, Latin American, Corporate and North American operations, respectively. The restructuring charge includes the elimination of 7,900 global positions between 1997 and 2000. More than 50% of the cash costs have been paid to date, with the remainder to be paid in the fourth quarter of 1998 and 1999.


NOTE G--CONTINGENCIES

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the company's financial position.

The company is a party to certain financial instruments with off-balance-sheet risk which are entered into in the normal course of business. These instruments consist of financial guarantees, repurchase agreements and letters of credit. The company's exposure to credit loss in the event of nonperformance by the debtors is the contractual amount of the financial instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral or other security is generally required to support financial instruments with off-balance-sheet risk.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


At September 30, 1998, the company had $219 million in receivables subject to recourse provisions, primarily with TDF (Refer to Note C -- Discontinued Operations), and $122 million in guarantees of customer lines of credit at commercial banks.

NOTE H--GEOGRAPHIC SEGMENTS

(millions of dollars)

Three Months           North                Latin              Other and        Total
Ended September 30    America    Europe    America    Asia   (Eliminations)   Whirlpool
---------------------------------------------------------------------------------------
Sales

1998                   $1,384    $  644     $  490   $ 103        $ (82)        $2,539
1997                   $1,362    $  606     $   36   $ 104        $ (65)        $2,043

Operating Profit

1998                   $  122    $   35     $   28   $  (7)       $   2         $  180
1997                   $   52    $ (175)    $  -     $(140)       $  (1)        $ (264)

Nine Months            North                Latin              Other and        Total
Ended September 30    America    Europe    America    Asia   (Eliminations)   Whirlpool
---------------------------------------------------------------------------------------
Sales
1998                   $4,188    $1,789     $1,554   $ 301        $(244)        $7,588
1997                   $4,017    $1,784     $  159   $ 344        $(197)        $6,107

Operating Profit

1998                   $  346    $   83     $   92   $ (17)       $   3         $  507
1997                   $  245    $ (167)    $    4   $(172)       $  (5)        $  (95)

Latin America's year over year increase is primarily driven by the consolidation of the company's Brazilian operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine months ended September 30, 1998 and 1997. This section of Management's Discussion highlights the main factors affecting the changes in operating results. The accompanying financial statements include the company's investment in Whirlpool Financial Corporation ("WFC") on a discontinued basis and the company's investment in its Brazilian subsidiary, Brasmotor S.A., on a consolidated basis for 1998 and the last two months of 1997.

Unless otherwise noted, all comparisons are to the same period for 1997 excluding restructuring and non-recurring charges. In the third quarter of 1997, the following pretax charges were booked: a restructuring charge of $308 million, an operating charge of $53 million, and a discontinued operations charge of $36 million.

Net Sales

Net sales were $2.5 billion for the third quarter and $7.6 billion for the first nine months of 1998, resulting in increases of 24% over the same periods in 1997. Excluding the impact of consolidating Brasmotor and currency fluctuations, revenues were up 4% for the quarter and 3% for the first nine months. North American unit volumes were up 8% in the third quarter and 11% in the first nine months in an industry that was reported to be up 10%. North American sales were 5% higher in the third quarter and 7% higher in the first nine months, reflecting continuing competitive pricing pressures. North American industry shipments are expected to be up about 8% for the full year. European sales in U.S. dollars were up 7% in the third quarter and up 2% in the first nine months. Excluding currency fluctuations, European sales were 6% higher in the third quarter and the first nine months due to higher volumes and improved product and brand mix that is driving higher average sales value. European industry shipments are expected to be up about 4% for the full year.

Expenses

Gross margin percentage on products sold to net sales improved by .6 percentage point for the third quarter and .9 percentage point for the first nine months. This improvement was due to the benefits of the restructuring started in 1997 plus manufacturing efficiencies and reduced material costs in both North America and Europe, partially offset by pricing deterioration in North America.

Selling and administrative expenses as a percent of net sales decreased by 1.7 percentage points for the third quarter and 1.5 percentage points for the first nine months due to cost reduction initiatives. The third quarter included provisions totaling $1 million ($24 million year-to-date) in Brazil related to increased credit risk as a number of retailers sought protection from creditors under the Brazilian equivalent of Chapter 11. North American expenses as a percent of net sales decreased in both the third quarter and in the first nine months on higher sales and cost reduction efforts. European expenses as a percent of net sales improved by more than 2 percentage points due to reduced costs mainly from restructuring and further efficiency savings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Other Income and Expense

Interest and sundry income (expense) was $35 million favorable in the third quarter and $119 million favorable in the first nine months compared to 1997 due to the inclusion of interest income from the company's Brazilian operations, which typically hold larger balances of cash equivalents relative to the size of the business. Partly offsetting this was the $33 million increase in interest expense in the third quarter, $87 million in the first nine months, which was also primarily driven by the consolidation of the company's Brazilian operations.

Income Taxes

The consolidated effective income tax rate was 38% in the first nine months, compared to (12)% in the first nine months of 1997 and a (5)% annual 1997 rate. The (12)% and (5)% effective income tax rates in 1997 were mainly caused by the restructuring and non-recurring charges in the third quarter, for which the related tax benefits were at an average rate lower than the U.S. statutory tax rate.

Equity in Affiliated Companies

Equity earnings in affiliated companies were $2 million in the first nine months of 1998 compared to $61 million in 1997 due to the consolidation of Brasmotor starting in the last two months of 1997.

Discontinued Operations

The company recorded a gain of $25 million pretax, $15 million after-tax in the first nine months of 1998, related to the sale of European inventory financing assets to Transamerica Distribution Finance Corporation ("TDF"), concluding a series of transactions with TDF initiated in the fourth quarter of 1997.

Refer to Note C to the accompanying consolidated financial statements for a discussion of discontinued operations.

Net Earnings

Third quarter earnings from continuing operations were $78 million or $1.02 per diluted share, compared to $58 million, or $0.76 per diluted share in 1997. Net earnings for the third quarter were $78 million or $1.02 per diluted share compared to $62 million, or $0.81 per diluted share in 1997. Including restructuring, non-recurring charges and discontinued operations, the company reported a net loss of $218 million, or $2.93 per diluted share in the third quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Earnings from continuing operations for the first nine months were $227 million or $2.97 per diluted share, compared to $162 million, or $2.14 per diluted share for the same period in 1997. Net earnings for the first nine months of 1998 were $242 million or $3.16 per diluted share compared to $173 million or $2.29 per diluted share for the first nine months of 1997. Including restructuring, non-recurring charges and discontinued operations, the company reported a net loss of $107 million, or $1.45 per diluted share in the first nine months of 1997.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 1998 and 1997 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash generated by operating activities in the first nine months of 1998 was $314 million compared to $175 million in 1997. The current year increase in cash generated in operating activities compared to the prior year was mainly due to higher earnings, partially offset by spending in restructuring.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first nine months were $340 million in 1998 increased from $167 million in 1997 primarily due to the consolidation of Brasmotor.
These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities

Dividends to shareholders totaled $77 million for the first nine months of 1998 and $76 million for the first nine months of 1997.

The company's borrowings decreased by $246 million during the first nine months of 1998, excluding the effect of currency fluctuations, resulting primarily from proceeds related to the WFC asset sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the September 30, 1998 balance sheet. The company's total assets are $8.1 billion and stockholders' equity is $2.0 billion.

The overall debt to invested capital ratio of 37.5% at September 30, 1998 is down from 42.1% at December 31, 1997 due to the ongoing disposition of assets related to the discontinued financing operations. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's and Duff & Phelps.

Various European currency swaps and forward contracts serve as a hedge of net foreign currency cash flows and also hedge a portion of the company's European net assets. Changes in the value of the swaps and forward contracts due to movements in exchange rates are included in the currency translation component of stockholders' equity if they relate to the European net asset hedge or otherwise in other income (expense).

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

Year 2000

An issue affecting the company and most other companies is whether computer systems and applications will properly process dates beyond the Year 2000. In 1996, the company began assessing the effect of this issue on its operations and has since utilized the services of outside consultants in this effort. In 1998, the company appointed a new Chief Information Officer, who has as one of his key responsibilities the global coordination of the company's efforts to assess the Year 2000 problem and implement the necessary changes.

The company currently does not anticipate any material adverse effect on its computer software systems as a result of the Year 2000 problem. Key internal computer systems have been evaluated for Year 2000 compliance and regional remediation plans have been completed. Work is underway to replace or upgrade key internal systems to ensure they remain operational up to and beyond December 31, 1999. All critical computer systems are expected to be Year 2000 compliant by the second quarter of 1999. The company anticipates that Year 2000 remediation projects will be successfully completed according to plan and that the costs of such projects will not be material to the company. The current cost of projects dedicated solely to Year 2000 remediation is approximately $14 million and is currently expected to reach close to $30 million by December 31, 1999. These costs do not include the cost of upgrading systems for other business reasons; such upgrades will usually provide the additional benefit of making the systems Year 2000 compliant.

The company also has completed an assessment of its products and does not anticipate that any significant problems will be experienced with the appliances it manufactures due to the Year 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


issue. Appliances produced by the company generally do not have calendar date systems and therefore are not likely to experience failures caused by the millenium date change.

The company has surveyed its key suppliers to understand their plans to address the Year 2000 problem. The company will continue monitoring its suppliers to determine the availability of components and raw materials as the millenium approaches; however, suppliers could have significant Year 2000 problems that could adversely affect the company. The company is also in the process of creating business teams in each of its regions around the world to consider the contingency plans that may be necessary for this issue, particularly with regard to delays that may occur with supplier orders. Additionally, building and equipment infrastructure compliance is still being assessed.

Although the company believes that it can address Year 2000 readiness issues related to its operations, there still may be disruptions that are unforeseen. These issues create risks for the entire business community with a wide range of opinions on the effect of the Year 2000 issue on the overall global economy.
The effect of the problem on transportation systems and government agencies, among others, are risks that cannot be adequately assessed or addressed to eliminate the risk of the Year 2000 issue for the company. As a result, while it is difficult for the company to appraise the likelihood, or the impact on its business, of the risks of the Year 2000 problem, the company does not believe its risks are greater than or different from other companies with similar operations.

Euro Currency Conversion

On January 1, 1999, eleven member nations of the European Union will begin the conversion to a common currency, the "euro." The company has significant manufacturing operations and sales in these countries. The introduction of the euro may have the following effects on the company's business operations.

The competitive structure of the industry may change as the single currency eliminates short-term cost advantages or disadvantages due solely to currency fluctuation.

The euro will eliminate transaction gains and losses on accounts receivable and payable with third parties located within the participating countries. Because the company operates and sells throughout the affected countries, it believes these impacts will tend to offset each other and not have a material impact on overall results.

Prices to customers may converge throughout the affected countries, although the company believes that in recent years competitive pressures have to some extent eliminated price differences solely caused by the lack of price transparency.

Internal computer system and business processes will need to be changed to accommodate the new currency. The company has established a cross-functional team, guided by an executive-level steering committee, to address these issues. It currently plans to make changes in two phases. In the first phase, from 1999 to 2001, the company will have the capability to bill customers and pay suppliers in euro, but will continue to maintain its accounts in the national currencies. In 2002, all

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

remaining operational and financial systems will be converted to the euro. The cost of the first phase is not material; the cost of the second phase has not been estimated at this time.

Operating efficiencies should ultimately result from reduction of the complexity of doing business in multiple currencies. No estimate of these efficiencies has been made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION



BUSINESS UNIT NET SALES AND OPERATING PROFIT

The following data is presented as supplemental information (in millions):

Net Sales by Business Unit were as follows:

                               Third Quarter       Better/(Worse)        Nine Months        Better/(Worse)
                             -----------------     --------------     -----------------     --------------
                              1998       1997        $        %        1998       1997        $         %
                             ------     ------      ----     ---      ------     ------     ------     ---
North America                $1,389     $1,328      $ 61       5%     $4,189     $3,923     $  266       7%
Europe                          629        588        41       7       1,744      1,713         31       2
Latin America                   483         36       447     N/M       1,521        159      1,362     857
Asia                             70         88       (18)    (20)        225        312        (87)    (28)
Other                           (32)         3       (35)    N/M         (91)         -        (91)    N/M
                             ------     ------      ----     ---      ------     ------     ------     ---
Total                        $2,539     $2,043      $496      24%     $7,588     $6,107     $1,481      24%
                             ======     ======      ====     ===      ======     ======     ======     ===

Operating Profit by Business Unit was as follows:

                               Third Quarter       Better/(Worse)        Nine Months        Better/(Worse)
                             -----------------     --------------     -----------------     --------------
                              1998       1997        $        %        1998       1997        $         %
                             ------     ------      ----     ---      ------     ------     ------     ---
North America                $  158     $  136      $ 22      16%     $  471     $  408     $   63      15%
Europe                           37         21        16      76          86         31         55     177
Latin America                    28          -        28     N/M          90          4         86     N/M
Asia                             (7)       (19)       12      63         (17)       (54)        37      69
Restructuring and
  Operating Charge                -       (361)      361     N/M           -       (361)       361     N/M
Other                           (36)       (41)        5      12        (123)      (123)         -       0
                             ------     ------      ----     ---      ------     ------     ------     ---
Total Appliance Business     $  180     $ (264)     $444     168%     $  507     $  (95)    $  602     634%
                             ======     ======      ====     ===      ======     ======     ======     ===

For commentary regarding performance in North America and Europe, refer to "Results of Operations." Other consists of corporate expenses and eliminations.

Latin America sales and operating profits reflect the consolidation of Brasmotor beginning in November 1997. Prior to that date, the company's Brazilian operations were accounted for as equity affiliates. First nine months appliance shipments in Brazil were down 26% from 1997, consistent with the significant downturn in the Brazilian appliance industry and overall economy. The company's after-tax share of the benefits from a Brazilian government export incentive program (Befiex) was about $1 million in the third quarter and $15 million in the first nine months of 1998. This program ended in mid July 1998.

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos ("Multibras") and Empresa Brasileira de Compresorres S.A. ("Embraco") with respect to additional export incentives in connection with the Befiex program. In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reais (equivalent to US$440 million as of December 1996) relating to the favorable decision for exports from July 1988 through December 1996. The Brazilian court must render a final decision on the amount, timing and payment method of any final award. The company has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims is uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Asia reported a slight increase in unit volume sales in the third quarter of 1998, compared to the same period in 1997. Third quarter sales, however, were lower compared to prior year. Both unit volumes and sales in the first nine months were down compared to prior year due to worse economic conditions in the region. The third quarter operating loss in the region was lower than 1997 due to the restructuring plan implemented in late 1997.

                          PART II. OTHER INFORMATION
                          --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1998


Item 6.  Exhibits and Reports on Form 8-K

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


                                               WHIRLPOOL CORPORATION
                                                    (Registrant)


                                        By        /s/ Ralph F. Hake
                                           -----------------------------------
                                                      Ralph F. Hake
                                             Senior Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)



November 6, 1998