Form 10-K405
period 1998-12-31
WHIRLPOOL CORP /DE/
filed 1999-03-22
CIK 106640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  (Mark One)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

    [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
          Title of each class              on which registered
          -------------------             ---------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

   The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and elected officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on March 1, 1999, was $3,042,333,004.

   On March 1, 1999, the registrant had 76,494,003 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                        Part of Form 10-K
                                                            into which
                        Document                           incorporated
                        --------                        ------------------
   The Company's Annual Report to Stockholders for the
    year ended
    December 31, 1998                                   Parts I, II and IV
   The Company's proxy statement for the 1999 annual
    meeting of
    stockholders (SEC File No. 1-3932)                       Part III

                           Exhibit Index on page: **

                           Total number of pages: ***

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                              Recent Developments

   1) On March 1, 1999, the Company announced that it intends to repurchase up to $250 million of the Company's outstanding shares of common stock. The Company anticipates that purchases will be made from time to time both on the open market and in private sales over the next 18 months.

   2) On January 26, 1999, the Company announced that it anticipated an adverse effect on its first-quarter 1999 net earnings due to the devaluation of the Brazilian currency against the U.S. dollar. At that time the Company announced that it expected for every one percent of devaluation in the Brazilian currency, its first-quarter 1999 net earnings could potentially be affected negatively by approximately one and one-half cents per diluted share.

   On March 1, 1999, the Company announced that it plans to make a series of adjustments to its Brazilian balance sheet over the next 30 days in order to mitigate the exposure to fluctuations in the Brazilian currency to one-half of the previous levels, thereby reducing future volatility and the potential for negative impact on its earnings resulting from the currency devaluation. The Company also said that it is unable to predict the extent of the Brazilian currency devaluation and its impact on net earnings for the full year. For additional information see the Management's Discussion and Analysis of Results of Operations and Financial Condition section (the "Management's Discussion and Analysis") of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report"), which is incorporated herein by reference.

   3) On May 15, 1998, Whirlpool and its subsidiary, Brasmotor S.A., announced that they were exploring a full array of strategic options (including possible alliances, sale, partnerships, or other alternatives) involving Empressa Brasileira de Compressores S.A. (Embraco), their hermetic compressor manufacturing subsidiary. On March 1, 1999, the Company announced that it had elected to retain Embraco.

             Financial Information Relating to Operating Segments,
               Foreign and Domestic Operations and Export Sales

   The Company operates predominantly in the business segment classified as Major Home Appliances. Prior to the sale of WFC assets, which was completed in 1998, the Company also operated in the Financial Services business segment.

   During 1998 the Company's U.S. operations sold product into Canada, Mexico, Latin America, the Carribean, Asia, Europe, Africa, and the Middle East. However, export sales by the Company's U.S. operations were less than 10 percent of gross revenues.

   For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

                             Products and Services

   The Company manufactures and markets a full line of major home appliances and related products, primarily for home use. The Company's principal products are: home laundry appliances, home refrigeration and room air conditioning equipment, home cooking appliances, home dishwashers, and mixers and other small household appliances. Less than 10% of the Company's unit sales volume is purchased from other manufacturers for resale by the Company. The Company also produces hermetic compressors and plastic components, primarily for the home appliance and electronics industries.

   The following table sets forth information regarding the total revenue contributed by each class of similar products which accounted for 10 percent or more of the Company's consolidated revenue in 1998, 1997, and 1996:

Year ended December 31 (millions of dollars)      Percent  1998    1997   1996
--------------------------------------------      ------- ------- ------ ------
Home Laundry Appliances..........................    28%  $ 2,932 $2,704 $2,699
Home Refrigeration and Room Air Conditioning
 Equipment.......................................    35%  $ 3,622 $2,913 $3,078
Home Cooking Appliances..........................    16%  $ 1,625 $1,434 $1,379
Other............................................    21%  $ 2,144 $1,566 $1,367
                                                    ---   ------- ------ ------
  Net Sales......................................   100%  $10,323 $8,617 $8,523
                                                    ===   ======= ====== ======

   The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and microwave hood combinations and a major supplier to Sears of dishwashers, free-standing ranges, and home refrigeration equipment. The Company also supplies Sears with certain other products for which the Company is not currently a major supplier. Sales of such other products to Sears are not significant to the Company's business. The Company supplies products to Sears for sale under Sears' Kenmore and Sears brand names. Sears has also been a major outlet for the Company's Whirlpool and KitchenAid brand products since 1989.

   Major home appliances are marketed and distributed in the United States under the Whirlpool, KitchenAid, Roper, Estate, and Coolerator brand names through Company-owned sales branches primarily to retailers, buying groups, and builders. KitchenAid portable appliances are sold to retailers either directly or through an independent representative organization. The Company sells product to the builder trade both directly and through contract distributors. Major home appliances are manufactured and/or distributed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Estate, Roper, and KitchenAid brand names. In Mexico the Company's affiliate, Vitromatic S.A., manufactures and markets major home appliances for sale under the Whirlpool, Acros, and Supermatic brand names. Refrigerator-freezers, laundry products, room air conditioners, residential trash compactors, residential and component ice makers, cooking products, dishwashers, and other products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

   In Europe Whirlpool markets and distributes, through wholly owned sales entities, its major home appliances under the Whirlpool, Bauknecht, Ignis, Algor, and Laden brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, and Morocco and a representative office in Russia. In certain Eastern European countries and ex-Soviet states, products bearing the Whirlpool and Ignis brand names are sold through independent distributors. The Company owns a subsidiary in South Africa which manufactures refrigerators and freezers and through which it markets a full line of products under the Whirlpool and KIC brand names. Whirlpool's European operations also sell products carrying the Whirlpool, Bauknecht, Ignis, Algor, and Fides brand names to the Company's wholly-owned sales companies in Asia and majority-owned sales companies in Latin America and to independent distributors and dealers in Africa and the Middle East.

   In Asia the Company markets and distributes its major home appliances through three operating regions: the South Asia Sales region based in Delhi, which includes India and surrounding markets; the Asia Pacific Sales region, which includes the ASEAN countries, Korea, Japan, Australia, New Zealand, Hong Kong, and Taiwan; and the China Sales region through Whirlpool Narcissus and SMC. With the exception of the Narcissus and Taiwan joint ventures, all of these entities are wholly-owned by Whirlpool. The Company markets and sells its products in Asia under the Whirlpool, KitchenAid, Ignis, Bauknecht, and SMC brand names, as well as under the Narcissus brand name (owned by its joint venture partner and used under license).

   In Latin America the Company markets and distributes its major home appliances through regional networks under the Whirlpool, Brastemp, Consul, and Eslabon de Lujo brand names. Appliance sales and distribution in Brazil, Argentina, Bolivia, Chile, Paraguay, and Peru are managed through subsidiaries owned by Multibras S.A. Eletrodomesticos ("Multibras"), the Company's Brazilian subsidiary, and through independent distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, and Ecuador are managed through Whirlpool sales subsidiaries which are part of Whirlpool's North America Region and through independent distributors. In Colombia the Company operates a sales branch which sells and distributes products for the Colombian market.

                                  Competition

   The major home appliance business is highly competitive. The Company believes that, in terms of units sold annually, it is the largest United States manufacturer of home laundry appliances and one of the largest United States manufacturers of home refrigeration and room air conditioning equipment, dishwashers, and cooking products. The Company estimates that during 1998 with respect to U.S. manufacturers, there were approximately five manufacturers of home laundry appliances, ten manufacturers of room air conditioning equipment, five manufacturers of home refrigeration equipment, five manufacturers of dishwashers, and five manufacturers of cooking products. Competition in the North American major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion.

   The Company believes that in Europe it is, in terms of units sold annually, one of the three largest manufacturers and marketers of major home appliance products. The Company estimates that during 1998 there were approximately 35 European manufacturers of major home appliances, the majority of which manufacture a limited range of products for a specific geographic region. In recent years there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes this trend will continue. The Company believes it is in a favorable position in Europe relative to its competitors because it has an experienced European sales network, balanced sales throughout the European market under well-recognized brand names, manufacturing facilities located in different countries, and the ability to customize its products to meet the specific needs of diverse consumer groups. Competition in the European major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. With respect to microwave ovens, Western European manufacturers face competition from manufacturers in Asia, primarily China, South Korea, and Japan.

   In Asia the major domestic appliance market is characterized by rapid growth and is dominated primarily by Asian diversified industrial manufacturers whose significant size and scope of operations enable them to achieve economies of scale. The Company estimates that during 1998 there were approximately 50 manufacturers of major home appliances competing in the Asian market. Competition in the Asian home appliance business is based on a wide variety of factors including principally local production capabilities, product features, price, product quality, and performance.

   The Company believes that it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names such as Whirlpool, Brastemp, Consul, and Eslabon de Lujo to meet the specific requirements of consumers in the region. The Company estimates that during 1998 there were approximately 20 manufacturers of home appliances in the region. Competition in the

Latin American home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. In Latin America there are trends toward privatization of government-owned businesses and a liberalization of investment and trade restrictions.

   As a result of its global expansion, the Company believes it has a competitive advantage by reason of its ability to leverage engineering capabilities across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

                                   Employees

   The Company and its consolidated subsidiaries had approximately 59,000 employees as of December 31, 1998.

                               Other Information

   The Company has a controlling equity interest in Brasmotor S.A., the Company's long-time partner in Latin America and the parent company of certain Latin American manufacturers of major home appliances and components (Multibras and Embraco). The Company has a minority equity interest in a Mexican manufacturer of home appliances and components. In China the Company has a majority interest in a joint venture company that manufactures automatic washing machines for sale and distribution in China and for export, and a minority interest in a joint venture company that manufactures air conditioners. The Company also has a minority equity interest in China in a compressor manufacturing joint venture between its Brazilian subsidiary and a company in China that manufactures refrigeration products. In India the Company has a majority interest in a company that produces refrigeration products and washing machines for the Indian market and for export to the rest of Asia. The Company also has a minority equity interest in a Taiwanese marketer and distributor of home appliances. The company has a significant minority equity interest in a major manufacturer of kitchen furniture in Germany that is also a major trade customer of the Company. In addition, the Company furnishes engineering, manufacturing, and marketing assistance to certain foreign manufacturers of home laundry and refrigeration equipment and other major home appliances for negotiated fees.

   On January 1, 1999, eleven member nations of the European Union began the conversion to a common currency, the "euro." The effects on the Company's business operations resulting from the introduction of the euro are discussed in the Management's Discussion and Analysis section of the Annual Report.

   The Company's interests outside the United States and Western Europe are subject to risks which may be greater than or in addition to those risks which are currently present in the United States and Western Europe. Such risks may include: currency exchange rate fluctuations; high inflation; the need for governmental approval of and restrictions on certain financial and other corporate transactions and new or continued business operations; the convertibility of local currencies; government price controls; restrictions on the remittance of dividends, interest, royalties, and other payments; restrictions on imports and exports; duties; political and economic developments and instability; the possibility of expropriation; uncertainty as to the enforceability of commercial rights and trademarks; and various types of local participation in ownership.

   In Brazil the Company's subsidiaries were profitable in 1998 despite a declining home appliances market depressed by record unemployment levels, high interest rates and declining consumer income. These results are due in part to successful new product launches, line extensions, and cost reductions from restructuring. Nonetheless, high interest rates and contractionary fiscal policy adopted by the government may lead to a severe recession in the first half of 1999, indicating another challenging year for the appliance industry, a trend that began in 1997. For additional information see the Management's Discussion and Analysis section of the Annual Report.

   The Company is generally not dependent upon any one source for raw materials or purchased components essential to its business. In those areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment, although some unanticipated costs may be incurred in transitioning to a new supplier where a prior single supplier is abruptly terminated. While there are pricing pressures on some materials and significant demand for certain components, the Company believes such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

   Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and the U.S. and foreign registrations thereof. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, the KitchenAid Mixer Shape, Roper, and Inglis. In Europe Whirlpool, through its subsidiaries, is also the owner of a number of trademarks and the foreign registrations thereof. The most important trademarks owned by the Company in Europe are Bauknecht, Ignis, and Laden. The most important trademark for the Company's European, Asian, and Latin American operations is Whirlpool. Pursuant to the agreement whereby the Company purchased most of its European business from Philips, except for certain limited exceptions and subject to certain phase-out provisions, neither Philips nor any subsidiary of Philips was able to engage directly or indirectly in the major domestic appliance business anywhere in the world until after July 31, 1998.

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

   Expenditures for Company-sponsored research and engineering activities relating to the development of new products and the improvement of existing products are included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Customer-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services, or techniques are not material.

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

   The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses, for manufacturing operations and product related activities combined, attributable to compliance with such provisions worldwide amounted to approximately $58 million in 1995, $50 million in 1996, and $48 million in 1997. In 1998 such capital expenditures and expenses related to manufacturing operations were $30 million, and capital expenditures and expenses for product related environmental activities were not material. It is estimated that in 1999 environmental capital expenditures and expenses for manufacturing operations will be $26 million, and that such expenses for product related environmental activities will again not be material. Much of the decrease from 1995 to 1996 and later years is attributable to the phase-out of chloroflourocarbons (CFCs) and is associated with the elimination of taxes on CFCs (CFCs were eliminated from the Company's products in the United States prior to

December 31, 1995). The anticipated decrease from 1998 to 1999 is attributable to the completion of air and water pollution control capital improvement projects in 1998, as well as benefits from previous pollution prevention projects.

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

   As in the United States, Whirlpool's European and Latin American operations are also dealing with anticipated regulations and rules regarding improved efficiency and energy usage for its products. The Company believes it is well positioned to field products that comply with these anticipated regulations. In most Asian countries the Company has until 2010 to eliminate CFCs from its products. Whirlpool's Asian operations are also well positioned to meet anticipated efficiency and energy usage regulations.

   The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of so-called "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters. The Company has completed environmental assessments of its European facilities acquired as a result of the Company's purchase of the Major Domestic Appliance division of Philips in 1989. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters. The Company has also evaluated its facilities in China and India. The Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition from the environmental condition of these facilities.

   The Company does not anticipate any material adverse effect on its operations or performance as a result of the Year 2000 computer software issue. For more information on Year 2000, see the Management's Discussion and Analysis section of the Annual Report.

   In an effort to enhance productivity and business systems performance, the Company is implementing an integrated business software package to replace and consolidate many of its existing stand-alone systems. The new system was implemented in Austria, Brazil, Canada, Germany, and Switzerland in 1998. The project is expected to be completed within the next two to three years.

   The following table sets forth the names of the Company's executive officers at December 31, 1998, the positions and offices with the Company held by them at such date, the year they first became officers, and their ages at December 31, 1998:

                                                               First Became
      Name                         Office                       an Officer  Age
      ----                         ------                      ------------ ---
   David R.    Director, Chairman of the Board and                 1983     56
    Whitwam    Chief Executive Officer

   William D.
    Marohn     Director and Vice Chairman of the Board             1984     58

   Ralph F.    Senior Executive Vice President and                 1988     49
    Hake       Chief Financial Officer

   Jeff M.     Executive Vice President and                        1993     41
    Fettig     President, Whirlpool Europe and Asia

   Daniel F.   Senior Vice President, Corporate Affairs and        1989     51
    Hopp       General Counsel

   Ronald L.   Executive Vice President and                        1991     55
    Kerber     Chief Technology Officer

   Greg A.
    Lee        Senior Vice President, Human Resources              1998     49

   Paulo F.M.
    Periquito  Executive Vice President, Latin American Region     1997     52

   Michael D.
    Thieneman  Executive Vice President, North American Region     1997     50

   Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 1999 and until his successor is chosen and qualified or until his earlier resignation or removal. William D. Marohn retired from the Company effective January 1, 1999.

   Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for:

  Name                Company/Position                        Period
  ----                ----------------                        ------
Greg A.    St. Paul Companies                     December 1992 through May 1998
 Lee       Senior Vice President, Human Resources

Paulo                                             March 1996 through present
 F.M.      Multibras S.A.
 Periquito Chief Executive Officer

           ALCOA Latin America                    1981 through March 1996
           Executive Vice President and Chief
           Operating Officer (last title held)

ITEM 2. Properties.

   The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 1998, the principal manufacturing and service operations of the Company were carried on at 44 locations worldwide, 34 of which are located in 12 countries outside the United States. The Company occupied a total of approximately 41.3 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 12 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3. Legal Proceedings.

   As of, and during the quarter ended, December 31, 1998, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange.

   As of March 1, 1999, the number of holders of record of the Company's common stock was approximately 13,371.

   High and low sales prices (as reported on the New York Stock Exchange composite tape) and cash dividends declared and paid for the Company's common stock for each quarter during the years 1997 and 1998 are set forth in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 6. Selected Financial Data.

   The selected financial data for the five years ended December 31, 1998 with respect to the following line items are shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report: Total revenues, earnings from continuing operations before accounting change, earnings from continuing operations before accounting change per share of common stock, dividends paid per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, and earnings of foreign affiliates.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   See the Management's Discussion and Analysis section of the Annual Report.

ITEM 8. Financial Statements and Supplementary Data.

   The consolidated financial statements of the Company are contained in the Annual Report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1998 and 1997 is set forth in Note 15 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   The Board of Directors of the Company's subsidiary, Multibras, announced on February 8, 1999, the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1999 to replace the firm of PricewaterhouseCoopers Auditores Independentes, Brazil, who were dismissed as auditors of Multibras effective February 8, 1999. Multibras does not have an audit or similar committee of the Board of Directors.

   The reports of PricewaterhouseCoopers Auditores Independentes, Brazil, on the financial statements of Multibras for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

   In connection with the audits of the financial statements of Multibras for each of the two fiscal years ended December 31, 1998 and through February 8, 1999, there were no disagreements with PricewaterhouseCoopers

Auditores Independentes, Brazil, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures that, if not resolved to the satisfaction of PricewaterhouseCoopers Auditores Independentes, Brazil, would have caused PricewaterhouseCoopers Auditores Independentes, Brazil, to make reference to the matter in their report. For additional information see the Company's Current Report on Form 8-K filed February 8, 1999, as amended on February 25, 1999.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

   Information with respect to directors of the Company can be found under the captions "Directors and Nominees for Election as Directors" in the Company's proxy statement for the 1999 annual meeting of stockholders (SEC File No.1-
3932) (the "Proxy Statement"), which is incorporated herein by reference. Information with respect to executive officers of the Company is set forth in
Part I of this report.

ITEM 11. Executive Compensation.

   Information with respect to compensation of executive officers and directors of the Company can be found under the captions "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

   Information with respect to security ownership by the only person(s) known to the Company to beneficially own more than 5 percent of the Company's stock and by each director of the Company and all directors and elected officers of the Company as a group can be found under the caption "Security Ownership" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions.

   Information with respect to certain transactions with executive officers and directors of the Company and others can be found under the caption "Certain Transactions" in the Proxy Statement.

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

     3. The exhibits listed in the "Exhibit Index."

   (b) No reports on Form 8-K were filed during the fourth quarter of 1998.

   (c) Exhibits.

     See attached "Exhibit Index."

   (d) Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Whirlpool Corporation
                                          (Registrant)

                                                    /s/ Ralph F. Hake
                                          By: _________________________________
                                                        Ralph F. Hake
                                                (Principal Financial Officer)
                                               Senior Executive Vice President
                                                 and Chief Financial Officer

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

           Ralph F. Hake*            Senior Executive Vice
____________________________________  President
           Ralph F. Hake              and Chief Financial Officer
                                      (Principal Financial
                                      Officer)

           Mark E. Brown*            Vice President and
____________________________________  Controller (Principal
           Mark E. Brown              Accounting Officer)

         Robert A. Burnett*          Director
____________________________________
         Robert A. Burnett

            Herman Cain*             Director                        March 22, 1999
____________________________________
            Herman Cain

         Gary T. DiCamillo*          Director
____________________________________
         Gary T. DiCamillo
          Allan D. Gilmour*          Director
____________________________________
          Allan D. Gilmour

         Kathleen J. Hempel*         Director
____________________________________
         Kathleen J. Hempel


             Signature                           Title                    Date
             ---------                           -----                    ----


          Arnold G. Langbo*          Director
____________________________________
          Arnold G. Langbo

           Miles L. Marsh*           Director
____________________________________
           Miles L. Marsh

          Philip L. Smith*           Director                        March 22, 1999
____________________________________
          Philip L. Smith

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

                         YEAR ENDED DECEMBER 31, 1998

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

     Consolidated balance sheets--December 31, 1998 and 1997

     Consolidated statements of earnings--Three years ended December 31, 1998

     Consolidated statements of changes in stockholders' equity--Three years ended December 31, 1998

     Consolidated statements of cash flows--Three years ended December 31,
  1998

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

   We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brasmotor S.A. and its consolidated subsidiaries, whose statements reflect total assets of $2,500 million and $2,200 million as of December 31, 1998 and 1997, respectively and net earnings of $58 million, $41 million and $120 million for the years ended December 31, 1998, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Brasmotor S.A. and its consolidated subsidiaries, is based on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of the auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Chicago, Illinois
January 21, 1999

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Brasmotor S.A.

   We have audited the accompanying consolidated balance sheets of Brasmotor S.A. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A. and Sociedade Financeira de Grandes Aparatos Domesticos S.A., which statements reflect total assets of US$149,457 thousand and US$119,549 thousand as of December 31, 1998 and 1997, respectively, and net earnings of US$6,037 thousand and US$9,487 thousand for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Whirlpool Argentina S.A. and Sociedade Financeira de Grandes Aparatos Domesticos S.A., is based solely on the reports of the other auditors.

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

   As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Brasmotor S.A. and its subsidiaries to be included in Whirlpool's consolidated financial statements. Up to December 31, 1997, Brazil had a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Brasmotor S.A. and its Brazilian subsidiaries as of December 31, 1997, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, on the bases stated in Note 1. As from January 1, 1998, the functional currency, for the purpose of the translation of the financial statements into U.S. dollars, has been changed from the U.S. dollar to the local currency (reais).

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

Brasmotor S.A.
Page 2

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.

[PRICEWATERHOUSECOOPERS SIGNATURE]

PricewaterhouseCoopers
Auditores Independentes


Sao Paulo, Brazil
January 18, 1999

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Empresa Brasileira de Compressores S.A.--EMBRACO

   We have audited the accompanying consolidated balance sheets of Empresa Brasileira de Compressores S.A.--EMBRACO and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Empresa Brasileira de Compressores S.A.--EMBRACO and its subsidiaries to be included in Whirlpool's consolidated financial statements. Up to December 31, 1997, Brazil had a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Empresa Brasileira de Compressores S.A.--EMBRACO and its Brazilian subsidiaries as of December 31, 1997, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, on the bases stated in Note 1. As from January 1, 1998, the functional currency, for the purpose of the translation of the financial statements into U.S. dollars, has been changed from U.S. dollar to the local currency (reais).

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

Empresa Brasileira de Compressores S.A.--EMBRACO
Page 2

   In our opinion, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.

[PRICEWATERHOUSECOOPERS SIGNATURE]

PricewaterhouseCoopers
Auditores Independentes


Sao Paulo, Brazil
January 18, 1999

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Multibras S.A. Eletrodomesticos

   We have audited the accompanying consolidated balance sheets of Multibras S.A. Eletrodomesticos and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars (not presented herein). Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Whirlpool Argentina S.A. and Sociedade Financeira de Grandes Aparatos Domesticos S.A., which statements reflect total assets of US$ 149,457 thousand and US$ 119,549 thousand as of December 31, 1998 and 1997, respectively, and net earnings of US$ 6,037 thousand and US$ 9,487 thousand for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports hves been furnished to us, and our opinion, insofar as it relates to data included for Whirlpool Argentina S.A. and Sociedade Financeira de Grandes Aparatos Domesticos S.A., is based solely on the report of the other auditors.

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

   As stated in Note 1, Whirlpool Corporation has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the consolidated financial statements of Multibras S.A. Eletrodomesticos and its subsidiaries to be included in Whirlpool's consolidated financial statements. Up to December 31, 1997, Brazil had a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Multibras S.A. Eletrodomesticos and its Brazilian subsidiaries as of December 31, 1997, which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, on the bases stated in Note 1. As from January 1, 1998, the functional currency, for the purpose of the translation of the financial statements into U.S. dollars, has been changed from the U.S. dollar to the local currency (reais).

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

Multibras S.A. Eletrodomesticos
Page 2

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 1 and discussed in the preceding paragraph.

[PRICEWATERHOUSECOOPERS SIGNATURE]

PricewaterhouseCoopers
Auditores Independentes


Sao Paulo, Brazil
January 18, 1999

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1998, 1997, and 1996

                             (millions of dollars)

          Col. A             Col. B         Col. C          Col. D     Col. E
          ------           ---------- ------------------ ------------ ---------
                                          Additions
                                      ------------------
                                        (1)       (2)
                                      Charged   Charged
                           Balance at to Costs to Other                Balance
                           Beginning    and    Accounts/ Deductions-- at End of
       Description         of Period  Expenses   Other     Describe    Period
       -----------         ---------- -------- --------- ------------ ---------
Year Ended December 31,
 1998:
  Allowances for doubtful
   accounts--trade
   receivables............    $134      $ 45                 $ 63(B)    $116
                              ====      ====                 ====       ====
  Allowances for doubtful
   accounts--financing
   receivables and leases.    $ 90      $  0                 $ 19(C)    $ 71
                              ====      ====                 ====       ====
  Accrued expenses--
   restructuring costs....    $212      $--                  $ 95(E)    $117
                              ====      ====                 ====       ====
Year Ended December 31,
 1997:
  Allowances for doubtful
   accounts--trade
   receivables............    $ 45      $ 34      $55(A)     $  0(B)    $134
                              ====      ====      ===        ====       ====
  Allowances for doubtful
   accounts--financing
   receivables and leases.    $ 50      $125      $ 0        $ 85(C)    $ 90
                              ====      ====      ===        ====       ====
  Accrued expenses--
   restructuring costs....    $ 32      $343      $ 5(D)     $168(E)    $212
                              ====      ====      ===        ====       ====
Year Ended December 31,
 1996:
  Allowances for doubtful
   accounts--trade
   receivables............    $ 39      $ 15                 $  9(B)    $ 45
                              ====      ====                 ====       ====
  Allowances for doubtful
   accounts--financing
   receivables and leases.    $ 42      $ 48                 $ 40(C)    $ 50
                              ====      ====                 ====       ====
  Accrued expenses--
   restructuring costs....    $ 70      $ 30                 $ 68(E)    $ 32
                              ====      ====                 ====       ====

--------
   Note A--The amount represents the allowance for doubtful accounts balance on the balance sheet of Brasmotor S.A. at the time of consolidation in 1997.
   Note B--The amounts represent accounts charged off, less recoveries of $5 in 1998, $15 in 1997, and $7 in 1996, and translation adjustments and transfers.
   Note C--The amount for 1998 represents a transfer to the trade receivable allowance while the amounts for 1997 and 1996 represent accounts charged off, less recoveries of $4 and $3, respectively.
   Note D--The amount represents the restructuring provision on the balance sheet of Brasmotor S.A. at the time of consolidation in 1997.
   Note E--Includes cash payments for employee severance and related costs, lease terminations, facility dispositions and other cash costs; write-down of facilities, equipment and other assets; and translation adjustments.

                 EXHIBIT 11--COMPUTATION OF EARNINGS PER SHARE

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

              (all amounts in millions except earnings per share)

                                                          1998   1997     1996
                                                         ------ -------  ------
Basic:
  Average Shares Outstanding ...........................   75.8    74.7    74.3
  Earnings (Loss):
    Continuing Operations .............................. $310.3 $ (46.4) $140.9
    Discontinued Operations ............................   14.8    31.6    14.9
                                                         ------ -------  ------
  Net Earnings (Loss) .................................. $325.1 $ (14.8) $155.8
                                                         ====== =======  ======
  Earnings (Loss) Per Share from Continuing Operations . $ 4.09 $ (0.62) $ 1.90
  Net Earnings (Loss) Per Share ........................ $ 4.29 $ (0.20) $ 2.10
                                                         ====== =======  ======
Diluted:
  Average Shares Outstanding ...........................   75.8    74.7    74.3
  Treasury Stock Method (a):
    Stock Options ......................................    0.7     --      0.7
  Assumed Conversion of Debt ...........................    --      --      2.2
                                                         ------ -------  ------
Average Shares Outstanding .............................   76.5    74.7    77.2
                                                         ====== =======  ======
  Earnings (Loss) from Continuing Operations ........... $310.3 $ (46.4) $140.9
  Interest Expense, net of tax .........................    --      --      4.5
                                                         ------ -------  ------
  Diluted Earnings (Loss) from Continuing Operations ... $310.3 $ (46.4) $145.4
                                                         ====== =======  ======
  Diluted Earnings (Loss) Per Share from Continuing
   Operations........................................... $ 4.06 $ (0.62) $ 1.88
                                                         ====== =======  ======
  Net Earnings (Loss) .................................. $325.1 $ (14.8) $155.8
  Interest Expense, net of tax .........................    --      --      4.5
                                                         ------ -------  ------
  Diluted Net Earnings (Loss) .......................... $325.1 $ (14.8) $160.3
                                                         ====== =======  ======
  Diluted Net Earnings (Loss) Per Share ................ $ 4.25 $ (0.20) $ 2.08
                                                         ====== =======  ======

--------
(a) Using the average market price per share of stock for the period; effect of stock options precipitates an anti-dilutive calculation in 1997, and therefore not included; convertible debt retired in 1997.

                 EXHIBIT 12--RATIO OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                                    Year Ended
                                                                     December
                                                                        31
                                                                    ----------
                                                                    1998 1997
                                                                    ---- -----
Pretax earnings.................................................... $564 $(178)
Portion of rents representative of the interest factor.............   20    21
Interest on indebtedness...........................................  260   244
Amortization of debt expense and premium ..........................    1     1
WFC preferred stock dividend.......................................    5     6
                                                                    ---- -----
    Adjusted income................................................ $851 $  94
                                                                    ==== =====
Fixed charges
-------------
  Portion of rents representative of the interest factor........... $ 20 $  21
  Interest on indebtedness.........................................  260   244
  Amortization of debt expense and premium.........................    1     1
  WFC preferred stock dividend.....................................    5     6
                                                                    ---- -----
                                                                    $287 $ 272
                                                                    ==== =====
Ratio of earnings to fixed charges.................................  3.0   0.3
                                                                    ==== =====

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 14(a)(3) and 14(c)

                                 EXHIBIT INDEX

                          YEAR ENDED DECEMBER 31, 1998

   The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c):

  Number
    and
 escriptionD                                                        Sequential
    of                                                                 Page
  Exhibit                                                            Numbers*
-----------                                                         ----------
   3(i)       Restated Certificate of Incorporation of the
              Company [Incorporated by reference from Exhibit
              3(i) to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1993] [File
              No. 1-3932]

  3(ii) Amended and Restated By-laws of the Company as amended February 17, 1998 [Incorporated by reference from Exhibit 3(ii) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1997] [File No. 1-3932]

  4(i) The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

  4(ii)      Rights Agreement, dated April 21, 1998, between
             Whirlpool Corporation and First Chicago Trust
             Company of New York, with exhibits [Incorporated by reference from Exhibit 4 to the Company's Form 8-K, dated April 22, 1998] [File No. 1-3932]

 10(iii) (a) Whirlpool Retirement Benefits Restoration Plan (as
             amended January 1, 1992) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1993] [File No. 1-3932]

 10(iii) (b) 1979 Stock Option Plan (as amended April 28, 1987)
             [Incorporated by reference from Exhibit 10(iii)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-
             3932]

 10(iii) (c) Whirlpool Supplemental Executive Retirement Plan
             (as amended and restated effective December 31, 1993) [Incorporated by reference from Exhibit
             10(iii)(c) to the Company's Annual Report on Form
             10-K for the fiscal year ended December 31, 1993]
             [File No. 1-3932]

 10(iii) (d) Resolution adopted on December 12, 1989 by the
             Board of Directors of the Company adopting a compensation schedule, life insurance program and retirement benefit program for eligible Directors.
             [Incorporated by reference from Exhibit 10(iii)(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File
             No.1-3932]

 10(iii) (e) Resolution adopted on December 8, 1992 by the Board of Directors of the Company adopting a Flexible
             Compensation Program for the Corporation's nonemployee directors. [Incorporated by reference from Exhibit 10(iii)(e) to the Company's Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1993] [File No. 1-3932]

 10(iii) (f) Whirlpool Corporation Deferred Compensation Plan
             for Directors (as amended effective January 1, 1992 and April 20, 1993) [Incorporated by reference from
             Exhibit 10(iii)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]


  Number
    and
 escriptionD                                                        Sequential
    of                                                                 Page
  Exhibit                                                            Numbers*
-----------                                                         ----------
  10(iii) (g) Form of Agreement providing for severance benefits for certain executive officers [Incorporated by
              reference from Exhibit 10(iii)(g) to the Company's
              Annual Report on Form 10-K for the fiscal year
              ended December 31, 1993] [File No. 1-3932]

 10(iii) (h) Whirlpool Corporation 1989 Omnibus Stock and
             Incentive Plan (as amended June 20, 1995)
             [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-
             3932]

 10(iii) (i) Whirlpool Corporation Restricted Stock Value
             Program (Pursuant to the 1989 Whirlpool Corporation
             Omnibus Stock and Incentive Plan) [Incorporated by reference from Exhibit 10(iii)(i) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File 1-3932]

 10(iii) (j) Whirlpool Executive Stock Appreciation and
             Performance Program (Pursuant to the 1989 Whirlpool
             Corporation Omnibus Stock and Incentive Plan)
             [Incorporated by reference from Exhibit 10(iii)(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-
             3932]

 10(iii) (k) Whirlpool Corporation Nonemployee Director Stock
             Ownership Plan (as amended February 20, 1996, effective April 16, 1996) [Incorporated by reference from Exhibit B to the Company's proxy statement for the 1996 annual meeting of stockholders] [File No. 1-3932]

 10(iii) (l) Whirlpool 401(k) Plan (as amended and restated
             April 1, 1993) [Incorporated by reference from
             Exhibit 10(iii)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

 10(iii) (m) Whirlpool Performance Excellence Plan (as amended
             January 1, 1992 and February 15, 1994)
             [Incorporated by reference from Exhibit 10(iii)(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-
             3932]

 10(iii) (n) Whirlpool Corporation Executive Deferred Savings
             Plan (as amended effective January 1, 1992)
             [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-
             3932]

 10(iii) (o) Whirlpool Corporation Executive Officer Bonus Plan
             (Effective as of January 1, 1994) [Incorporated by reference from Exhibit 10(iii)(o) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

 10(iii) (p) Whirlpool Corporation Charitable Award Contribution
             and Additional Life Insurance Plan for Directors
             (Effective April 20, 1993) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

 10(iii) (q) Whirlpool Corporation Career Stock Grant Program
             (Pursuant to the 1989 Whirlpool Corporation Omnibus
             Stock and Incentive Plan) [Incorporated by reference from Exhibit 10(iii)(q) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

 10(iii) (r) Whirlpool Corporation 1996 Omnibus Stock and
             Incentive Plan (Effective April 25, 1996)
             [Incorporated by reference from Exhibit A to the Company's proxy statement for the 1996 annual meeting of stockholders] [File No. 1-3932]

 10(iii) (s) Whirlpool Corporation 1998 Omnibus Stock and
             Incentive Plan (Effective April 28, 1998)
             [Incorporated by reference From Exhibit A to the Company's proxy statement for the 1998 annual meeting of stockholders] [File No. 1-3932]

 11          Statement Re: Computation of Earnings per share



   Number
    and
 Dscriptione                                                        Sequential
     of                                                                Page
  Exhibit                                                            Numbers*
-----------                                                         ----------
   12         Statement Re: Computation of the Ratios of Earnings
              to Fixed Charges

 13         Management's Discussion and Analysis and
            Consolidated Financial Statements contained in
            Annual Report to Stockholders for the year ended
            December 31, 1998

 21         List of Subsidiaries

 23(ii) (a) Consent of Ernst & Young LLP

 23(ii) (b) Consent of PricewaterhouseCoopers

 24         Powers of Attorney

 27         Financial Data Schedules

--------
   *This information appears only in the manually signed originals of the Form 10-K and conformed copies with exhibits.