Form 10-Q
period 1999-03-31
WHIRLPOOL CORP /DE/
filed 1999-05-11
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999.

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


                                Yes X         No ____
                                   ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



     Class of common stock               Shares outstanding at March 31, 1999
     ---------------------               ------------------------------------

Common stock, par value $1 per share                   75,300,474
                                                       ----------

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                         Quarter Ended March 31, 1999



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

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                         FOR THE PERIOD ENDED MARCH 31
             (millions of dollars except share and dividend data)

                                                                                    First Quarter
                                                                             -------------------------
                                                                               1999             1998
                                                                             --------         --------
Net sales                                                                    $ 2,486          $ 2,464

EXPENSES:
     Cost of products sold                                                     1,867            1,870
     Selling and administrative                                                  421              416
     Intangible amortization                                                       9                9
                                                                             --------         --------
                                                                               2,297            2,295
                                                                             --------         --------
         OPERATING PROFIT                                                        189              169

OTHER INCOME (EXPENSE):
     Interest and sundry income (expense)                                       (152)              40
     Interest expense                                                            (41)             (63)
                                                                             --------         --------
         EARNINGS (LOSS) BEFORE INCOME TAXES
           AND OTHER ITEMS                                                        (4)             146
             Income taxes                                                          8               56
                                                                             --------         --------
         EARNINGS (LOSS) FROM CONTINUING OPERATIONS
           BEFORE EQUITY EARNINGS AND MINORITY INTERESTS                         (12)              90
           Equity in earnings of affiliated companies                             (2)               -
           Minority interests                                                     42              (22)
                                                                             --------         --------
         EARNINGS FROM CONTINUING OPERATIONS                                      28               68
           Earnings from discontinued operations less applicable taxes             -               12
                                                                             --------         --------
         NET EARNINGS                                                        $    28          $    80
                                                                             ========         ========

Per share of common stock:
     Basic earnings from continuing operations                               $   .37          $   .91
     Basic net earnings                                                      $   .37          $  1.06

     Diluted earnings from continuing operations                             $   .36          $   .90
     Diluted net earnings                                                    $   .36          $  1.05

     Cash dividends                                                          $   .34          $   .34
                                                                             ========         ========

See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)

                                                  March 31             December 31
                                                    1999                   1998
                                                (Unaudited)             (Audited)
                                              -----------------      -----------------
  ASSETS

  Current Assets
  --------------
  Cash and equivalents                        $            410       $            636
  Trade receivables, less allowances of
          (1999: $118 ;1998:  $116)                      1,614                  1,711
  Inventories                                            1,171                  1,100
  Prepaid expenses and other                               213                    268
  Deferred income taxes                                    158                    167
                                              -----------------      -----------------
  TOTAL CURRENT ASSETS                                   3,566                  3,882





  Other Assets
  ------------
  Investment in affiliated companies                       109                    108
  Intangibles, net                                         884                    936
  Deferred income taxes                                    243                    262
  Other                                                    287                    329
                                              -----------------      -----------------
                                                         1,523                  1,635



  Property, Plant and Equipment
  -----------------------------
  Land                                                      72                     77
  Buildings                                                845                    900
  Machinery and equipment                                4,188                  4,534
  Accumulated depreciation                              (2,958)                (3,093)
                                              -----------------      -----------------
                                                         2,147                  2,418

                                              -----------------      -----------------
  TOTAL ASSETS                                $          7,236       $          7,935
                                              =================      =================


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
  -------------------
  Notes payable                               $            993       $            905
  Accounts payable                                         964                  1,079
  Employee compensation                                    223                    271
  Accrued expenses                                         794                    870
  Restructuring costs                                       87                    117
  Current maturities of long-term debt                      17                     25
                                              -----------------      -----------------
  TOTAL CURRENT LIABILITIES                              3,078                  3,267


  Other Liabilities
  -----------------
  Deferred income taxes                                    146                    152
  Postemployment benefits                                  599                    622
  Other liabilities                                        183                    192
  Long-term debt                                         1,031                  1,087
                                              -----------------      -----------------
                                                         1,959                  2,053

  Minority Interests                                       437                    614



  Stockholders' Equity
  --------------------
  Common stock                                              83                     83
  Paid-in capital                                          328                    321
  Retained earnings                                      2,025                  2,024
  Unearned restricted stock                                 (6)                    (3)
  Accumulated other comprehensive income                  (386)                  (183)
  Treasury stock - at cost                                (282)                  (241)
                                              -----------------      -----------------
  TOTAL STOCKHOLDERS' EQUITY                             1,762                  2,001

                                              -----------------      -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $          7,236       $          7,935
                                              =================      =================

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                             WHIRLPOOL CORPORATION
                        FOR THE QUARTER ENDED MARCH 31
                             (millions of dollars)

                                                                              Accumulated
                                                                                 Other
                                                                Earnings     Comprehensive                     Treasury Stock/
                                                   Total        Retained         Income       Commonm Stock    Paid-in-Capital
                                                -----------     ---------    -------------    -------------    ---------------
BEGINNING BALANCE, JANUARY 1, 1998              $     1,771         1,801    $        (149)   $          82    $            37

Comprehensive income
    Net income                                           80            80
    Foreign currency items, net of tax                  (10)                           (10)
                                                -----------
Comprehensive income                                     70
                                                -----------

Common stock issued                                      13                                                                 13
Dividends declared on common stock                      (26)          (26)
                                                ===========     =========    =============    =============    ===============
ENDING BALANCE, MARCH 31, 1998                  $     1,828     $   1,855    $        (159)   $          82    $            50
                                                ===========     =========    =============    =============    ===============


BEGINNING BALANCE, JANUARY 1, 1999              $     2,001     $   2,024    $        (183)   $          83    $            77

Comprehensive income
    Net income                                           28            28
    Foreign currency items, net of tax                 (203)                          (203)
                                                -----------
Comprehensive income                                   (175)
                                                -----------

Common stock issued                                     (37)                                                               (37)
Dividends declared on common stock                      (27)          (27)
                                                ===========     =========    =============    =============       ============
ENDING BALANCE, MARCH 31, 1999                  $     1,762     $   2,025    $        (386)   $          83       $         40
                                                ===========     =========    =============    =============       ============

See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                        FOR THREE MONTHS ENDED MARCH 31
                             (millions of dollars)

                                                                1999         1998
                                                             --------      --------
OPERATING ACTIVITIES
Net earnings                                                 $    28       $    80
Depreciation                                                     100           105
Deferred income taxes                                            (24)          (19)
Equity in net earnings of affiliated
  companies, less dividends received                               3             -
Gain on business dispositions                                      -           (20)
Provision for doubtful accounts                                   12             -
Amortization of goodwill                                           9            10
Restructuring charges, net of cash paid                          (24)          (33)
Minority interests                                               (42)           22
Changes in assets and liabilities,
  net of effects of business
  acquisitions and dispositions:
    Trade receivables                                            (79)         (112)
    Inventories                                                 (148)          (30)
    Accounts payable                                             (42)          (41)
    Other - net                                                  (42)          (27)
                                                             --------      --------

  CASH USED FOR OPERATING ACTIVITIES                         $  (249)      $   (65)

INVESTING ACTIVITIES
Net additions to properties                                  $   (65)      $    (94)
Acquisitions of businesses,
  less cash acquired                                               -            (18)
Business dispositions                                              -            522
Other                                                              -              -
                                                             --------      ---------

  CASH PROVIDED BY/(USED FOR)
    INVESTING ACTIVITIES                                         (65)           410

FINANCING ACTIVITIES
Proceeds of short-term borrowings                              3,569          5,705
Repayments of short-term borrowings                           (3,430)        (6,077)
Proceeds of long-term debt                                        67            126
Repayments of long-term debt                                     (30)           (31)
Dividends                                                        (27)           (26)
Purchase of treasury stock                                       (41)             -
Other                                                            (20)            (2)
                                                             --------      ---------

 CASH PROVIDED BY/(USED FOR)
   FINANCING ACTIVITIES                                           88           (305)
                                                             --------      ---------

 INCREASE/(DECREASE) IN
   CASH AND EQUIVALENTS                                         (226)            40

 Cash and equivalents at beginning of year                       636            578
                                                             --------      ---------

 CASH AND EQUIVALENTS AT END OF PERIOD                       $   410       $    618
                                                             ========      =========


See notes to consolidated condensed financial statements.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 1999 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1998.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The following table provides the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                       1999          1998
                                                       ----          ----
(dollars in millions except earnings per share)
Basic:
Average Shares Outstanding                                75.9          75.3
Earnings (Loss):
   Continuing Operations                              $   27.8      $   68.4
   Discontinued Operations                                   -          11.4
                                                      --------      --------
Net Earnings (Loss)                                   $   27.8      $   79.8
                                                      ========      ========
Earnings (Loss) Per Share
    from Continuing Operations                        $   0.37      $   0.91
Net Earnings (Loss) Per Share                         $   0.37      $   1.06
                                                      ========      ========
Diluted:
Average Shares Outstanding                                75.9          75.3
Treasury Stock Method:
  Stock Options                                            0.2           1.0
                                                      --------      --------
Diluted Average Shares Outstanding                        76.1          76.3
                                                      ========      ========
Diluted Earnings (Loss):
   Continuing Operations                              $   27.8      $   68.4
   Discontinued Operations                                   -          11.4
                                                      --------      --------
Diluted Net Earnings (Loss)                           $   27.8      $   79.8
                                                      ========      ========
Diluted Earnings (Loss) Per Share
    from Continuing Operations                        $   0.36      $   0.90
Diluted Net Earnings (Loss) Per Share                 $   0.36      $   1.05
                                                      ========      ========


NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In September 1998, the company completed a transaction to sell 75% of its majority-owned air conditioning joint venture in Shenzhen, China, for $13 million, to Electra Consumer Products Ltd., a leading European manufacturer of air conditioners. Shenzhen Whirlpool Raybo Air-Conditioner Industrial Co. Ltd. was a joint venture formed in 1995. After completion of the sale, the company will continue to hold 20% of the joint venture. The joint venture will continue to sell products under the Whirlpool brand in China for a

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

period of three years while it introduces the Electra brand. No significant gain or loss was recognized from this transaction.

During the third and fourth quarters of 1998, the company increased its ownership stake in its Brazilian subsidiaries to approximately 55% by purchasing $43 million of additional shares.

In July 1998, the company purchased the remaining 35% ownership in Shunde SMC Microwave Products Co., Ltd. ("SMC"), a Chinese manufacturer and marketer of microwave ovens, for about $60 million in cash. The company now owns 100% of SMC.

In March 1998, the company increased its majority ownership interest to 80% in Whirlpool Narcissus Co., its Chinese joint venture that manufactures washing machines, for approximately $12 million in cash.


NOTE C--DISCONTINUED OPERATIONS

During the third quarter of 1997, the company discontinued its financing operations and reached an agreement to sell the majority of Whirlpool Financial Corporation's (WFC) assets in a series of transactions. During the first quarter of 1998, the company sold additional international assets and consumer financing receivables under this agreement which resulted in the company recording a discontinued pretax gain of $20 million ($11 million after-tax).


NOTE D--INVENTORIES

Inventories consist of the following:

                                        March 31       December 31
                                          1999            1998
                                        --------       -----------
                                          (millions of dollars)
Finished products                       $ 1,073         $   960
Raw materials and work in process           290             333
                                        -------         -------
     Total FIFO cost                      1,363           1,293

Less excess of FIFO cost
  over LIFO cost                            192             193
                                        -------         -------
                                        $ 1,171         $ 1,100
                                        =======         =======

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E--RESTRUCTURING CHARGES

During 1997, the company incurred restructuring cost of $343 million ($244 million cash costs and $99 million noncash costs) to better align the company's cost structure within the global home-appliance marketplace. Pretax restructuring charges of $172 million, $101 million, $35 million, $25 million and $10 million relate to the company's European, Asian, Latin American, Corporate and North American operations, respectively. More than 60% of the cash costs have been paid to date, with the remainder to be paid over the final nine months of 1999. The restructuring charge included the elimination of approximately 7,900 global positions, of which more than 6,000 positions have been eliminated to date.

NOTE F--BRAZILIAN CURRENCY DEVALUATION

The Brazilian real declined from 1.21 to 1.72 per USD from mid-January when the Brazilian government changed its foreign exchange policy to a floating exchange rate. Because the Brazilian operations maintain significant USD denominated debt on their books, the currency devaluation resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53 million). Also included in other income and expense was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency.


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

At March 31, 1999, the company had $223 million in receivables subject to recourse provisions and $120 million in guarantees of customer lines of credit at commercial banks.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE H--GEOGRAPHIC SEGMENTS

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

Three Months                   North                                    Latin                         Other and        Total
Ended March 31                America               Europe            America           Asia        (Eliminations)   Whirlpool
------------------------------------------------------------------------------------------------------------------------------
SALES
1999                       $      1,438          $        611      $        374      $       84     $    (21)       $    2,486
1998                       $      1,336          $        540      $        546      $       68     $    (26)       $    2,464


INTANGIBLE AMORTIZATION
1999                       $          1          $          4      $          1      $        1     $      2        $        9
1998                       $          1          $          4      $          1      $        1     $      2        $        9


DEPRECIATION
1999                       $         40          $         23      $         25      $        6     $      6        $      100
1998                       $         39          $         21      $         36      $        3     $      6        $      105


OPERATING PROFIT (LOSS)
1999                       $        170          $         37      $         20      $        1     $    (39)       $      189
1998                       $        153          $         22      $         47      $       (8)    $    (45)       $      169


TOTAL ASSETS
1999                       $      2,135          $      2,076      $      1,962      $      716     $    347        $    7,236
1998                       $      2,130          $      1,985      $      2,489      $      670     $    619        $    7,893


CAPITAL EXPENDITURES
1999                       $         25          $         14      $         26      $        -     $      -        $       65
1998                       $         20          $          6      $         54      $       14     $      -        $       94

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 1999 and 1998. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales
---------

Net sales increased 1% over the prior year and totaled $2.5 billion for the first quarter of 1999. North American unit volumes were up 9% in the first quarter compared to the prior year, in an industry that was up 6%, while sales were 8% higher than the prior year. North American industry shipments are expected to be up about 3% for the full year. European sales in U.S. dollars were up 13% compared to the prior year, due to a 12% increase in units sold and a slightly higher average sales value. European industry shipments are expected to be up between one and two percent for the full year. Weak economic conditions in Latin America and the currency devaluation in Brazil resulted in units sold and net sales declines of 21% and 32%, respectively, for the Latin American region.

Asia's unit volumes and net sales increased 22% and 23%, respectively, compared to the prior year due to improving economic conditions in the region and the introduction of some new products to the region.



Expenses
--------

The gross margin percentage improved by 0.8 percentage points for the first quarter compared to 1998, building on the benefits of the restructuring started in 1997 and productivity improvements.

Selling and administrative expenses as a percent of net sales were relatively flat for the first quarter compared to 1998. Improvements in Europe and Asia of
1.0 percentage points and 7.5 percentage points, respectively, offset unfavorable variances in North America and Brazil. North America's ratio increased due to higher advertising costs and costs to implement Enterprise Resource Planning, which involves improving business processes and installing enterprise-wide business software. Brazil's ratio increased due primarily to lower sales levels and additional reserves for Brazilian credit risk.

Other Income and Expense
------------------------

Interest and sundry income (expense) was $171 million unfavorable to the first quarter of 1998 due primarily to the impact of the Brazilian currency devaluation. The Brazilian real declined from 1.21 to 1.72 per US Dollars from mid-January when the Brazilian government changed its foreign exchange policy to a floating exchange rate. Because the Brazilian operations maintain significant USD denominated debt on their books, the currency devaluation resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

million). Also included in this category was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency.

Income Taxes
------------

Excluding the devaluation, the effective income tax rate would have been 40% for the 1999 quarter compared to 38% for the comparable period in 1998. The losses within the Brazilian operations, which resulted in tax benefits at an average lower rate than the U.S. statutory tax rate, heavily skewed the quarter's actual effective tax rate.

Discontinued Operations
-----------------------

The company recorded a gain of $20 million pre-tax, $11 million after-tax, in the first quarter of 1998 related to the sale of certain consumer financing and European inventory financing assets. These transactions continued a series of sales resulting from the company's decision in the third quarter of 1997 to discontinue its financing operations. The remaining sales of additional European inventory financing assets closed in the second quarter of 1998.

Refer to Note C to the accompanying consolidated financial statements for a discussion of discontinued operations.

Net Earnings
------------

First quarter earnings from continuing operations were $28 million or $.36 per diluted share compared to $68 million or $.90 per diluted share in 1998. First quarter net earnings for 1998 were $80 million or $1.05 per diluted share, which includes the asset sales described under Discontinued Operations. Excluding the foreign exchange loss from the Brazilian currency devaluation, the 1999 earnings from continuing operations would have been $88 million or $1.15 per diluted share.


CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 1999 and 1998 by classifying transactions into three major categories: operating, investing and financing activities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cash used by operating activities in the first three months of 1999 was $249 million compared to $65 million used in 1998, reflecting the $98 million impact of the currency devaluation flowing through net earnings and minority interest and a build up of inventories due to the business slowdown in Brazil.

Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first three months were $65 million in 1999 as compared to $94 million in 1998. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $27 million for the first quarter of 1999 and $26 million for 1998 while the company's borrowings increased slightly during the first quarter of 1999.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the March 31, 1999 balance sheet. The company's total assets are $7.2 billion and stockholders' equity is $1.8 billion.

On March 1, 1999, the company announced that its Board of Directors approved the repurchase of up to $250 million of the company's outstanding shares of common stock. The shares are to be purchased in the open market and through privately negotiated sales as the company deems appropriate. Through March 31, 1999, the company had repurchased a total of 870,000 shares at a cost of $41 million.

The overall debt to invested capital ratio of 48.1% at March 31, 1999 was up from 44.9% at March 31, 1998 and up from 43.5% at December 31, 1998. (The debt to capital ratio is calculated on a gross basis and no longer is calculated net of cash.) The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Duff & Phelps.

Various European currency swaps and forward contracts serve as a hedge against net foreign currency cash flows and also hedge a portion of the company's European net assets. Changes in the value of the swaps and forward contracts due to movements in exchange rates are included in the currency translation component of stockholders' equity if they relate to the European net asset hedge or otherwise are included in other income (expense) in the income statement.

In mid-March, the company entered into short term forward foreign currency contracts as a hedge against movements in the Brazilian currency. As of March 31, 1999, these contracts were marked to market resulting in a pre-tax charge of $12 million ($7 million after-tax). The company will

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

continue to monitor the Brazilian currency risk and limit the company's exposure to currency moves.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos (Multibras) and Empresa Brasileira de Compresorres S.A. (Embraco) with respect to additional export incentives in connection with the Befiex program. In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reais (equivalent to US$440 million as of December
1996) relating to the favorable decision for exports from July 1988 through December 1996. This amount is impacted by exchange rate fluctuations, offset by accrued interest. The Brazilian government has filed an appeal to this ruling on which the courts must render a decision, and then the Brazilian court must render a final decision on the amount, timing and payment method of any final award, which will also be subject to appeal. The company has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims is uncertain.


 Year 2000
----------

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

The company currently does not anticipate any material adverse effect on its computer software systems as a result of the Year 2000 problem. Key internal computer systems have been evaluated for Year 2000 compliance and regional remediation plans have been developed. Work is underway to replace or upgrade key internal systems to ensure they remain operational up to and beyond December 31, 1999. All critical computer systems are expected to be Year 2000 compliant by the end of the second quarter of 1999. The company anticipates that Year 2000 remediation projects will be successfully completed according to plan and that the costs of such projects will not be material to the company. The cumulative cost of projects dedicated solely to Year 2000 remediation is approximately $19 million and is currently expected to reach close to $32 million by December 31, 1999. These costs do not include the cost of upgrading systems for other business reasons; such upgrades will usually provide the additional benefit of making the systems Year 2000 compliant.

The company also has completed an assessment of its products and does not anticipate that any significant problems will be experienced with the appliances it manufactures due to the Year 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

issue. Appliances produced by the company generally do not have calendar date systems and therefore are not likely to experience failures caused by the millennium date change.

The company has surveyed its key suppliers to understand their plans to address the Year 2000 problem. The company will continue monitoring its suppliers to determine the availability of components and raw materials as the millennium approaches; however, suppliers could have significant Year 2000 problems that could adversely affect the company. The company has established business teams in each of its regions around the world to refine contingency plans that may be necessary for this issue, particularly with regard to delays that may occur with supplier orders and the corresponding need to recommend possible increases in inventories of raw materials, parts, and finished product. Additionally, building and equipment infrastructure compliance is still being assessed.

Although the company believes that it can address Year 2000 readiness issues related to its operations, there still may be disruptions that are unforeseen. These issues create risks for the entire business community with a wide range of opinions on the effect of the Year 2000 issue on the overall global economy.
The effect of the problem on transportation systems, public utilities, and government agencies, among others, are risks that cannot be adequately assessed or addressed to eliminate the risk of the Year 2000 issue for the company. As a result, while it is difficult for the company to appraise the likelihood, or the impact on its business, of the risks of the Year 2000 problem, the company does not believe its risks are greater than or different from other companies with similar operations.

Over the past several months, the company has taken further steps to increase the global coordination of its Year 2000 compliance program and has appointed a global project manager to oversee the Year 2000 compliance efforts of the company's operations in each region. As part of this global coordination, an outside consultant has completed a review of the internal Year 2000 programs of the company's operations in each of its regions around the world. The review indicated that the company's major business units in its key markets of Europe, North America and Latin America are following reasonable plans to address the Year 2000 issue. The outside consultant's review also indicated that the company's business units in India and China will need more attention compared to the other regions in order to implement the company's Year 2000 program, and the company intends to increase its Year 2000 efforts in these two business units over the next several months. However, due to the low level of automation in the company's India and China operations and the operations of the supply base in these countries, the Year 2000 issue will not be as significant a problem in these countries as in other parts of the world.

The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Euro Currency Conversion
------------------------

On January 1, 1999, eleven member nations of the European Union began the conversion to a common currency, the "euro." The company has significant manufacturing operations and sales in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

these countries. The introduction of the euro may have the following effects on the company's business operations.

The competitive structure of the industry may change as the single currency eliminates short-term cost advantages or disadvantages due solely to currency fluctuation.

Once implementation is complete, the euro will eliminate transaction gains and losses on accounts receivable and payable with third parties located within the participating countries. Because the company operates and sells throughout the affected countries, it believes these impacts will tend to offset each other and not have a material impact on overall results.

Prices to customers may converge throughout the affected countries, although the company believes that in recent years competitive pressures have to some extent eliminated price differences solely caused by the lack of price transparency.

Internal computer system and business processes will need to be changed to accommodate the new currency. The company has established a cross-functional team, guided by an executive-level steering committee, to address these issues. It currently plans to make changes in two phases. In the first phase, from 1999 to 2001, the company will have the capability to bill customers and pay suppliers in euro, but will continue to maintain its accounts in the national currencies. In 2002, all remaining operational and financial systems will be converted to the euro. The cost of the first phase is not material; the cost of the second phase has not been estimated at this time.

Operating efficiencies should ultimately result from reduction of the complexity of doing business in multiple currencies. No estimate of these efficiencies has been made.

Forward Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the company. Management's Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect our current views with respect to future events and financial performance.

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Brazilian businesses operating in a challenging and volatile environment; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America which accounted for approximately 17% of our consolidated net sales of $10.3 billion in 1998; (7) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (8) social, economic, and political volatility in developing markets; and (9) our company's ability and our customers' and suppliers' ability to replace, modify, or upgrade computer programs in ways that adequately address the Year 2000 issue.

The company undertakes no obligation to update every forward-looking statement, and investors are advised to review disclosures by the company in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

                          PART II. OTHER INFORMATION
                          --------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                         Quarter Ended March 31, 1999



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

a.   The following are included herein:

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges


b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended March 31, 1999:

     A Current Report on Form 8-K dated January 26, 1999 pursuant to Item 5, "Other Events," concerning the Company's announcement of its fourth-quarter and full year earnings for 1998. The registrant also reported that the first quarter 1999's net earnings could be adversely affected by the Brazilian currency devaluation.

     A Current Report on Form 8-K dated February 8, 1999 pursuant to Item 4, "Changes in Registrant's Certifying Accountants," concerning the engagement of Ernst & Young LLP as the registrant's independent auditors for its Brazilian subsidiaries for the fiscal year ending December 31, 1999 to replace PricewaterhouseCoopers Auditores Independentes, Brazil, who were dismissed as auditors.

     A Current Report on Form 8-K dated March 1, 1999 pursuant to Item 5, "Other Events," concerning the registrant's announcement that the Board of Directors had authorized the repurchase of up to $250 million of the company's outstanding shares of common stock.

                                  SIGNATURES
                                  ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WHIRLPOOL CORPORATION
                                       (Registrant)



                                   By   /s/ Ralph F. Hake
                                      ----------------------------------
                                            Ralph F. Hake
                                      Senior Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)



May 8, 1999