Form 10-Q
period 1999-06-30
WHIRLPOOL CORP /DE/
filed 1999-08-12
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999.

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

                                         Yes  X   No___
                                             ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of common stock               Shares outstanding at June 30, 1999
     ---------------------               -----------------------------------

Common stock, par value $1 per share                   75,406,540

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                          Quarter Ended June 30, 1999



                    INDEX OF INFORMATION INCLUDED IN REPORT

                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------


  Item 1. Financial Statements (Unaudited)

            Consolidated Condensed Statements
             of Earnings                                                3

            Consolidated Condensed Balance Sheets                       4

            Consolidated Condensed Statements
             of Changes in Equity                                       5

            Consolidated Condensed Statements
             of Cash Flows                                              6

            Notes to Consolidated Condensed
             Financial Statements                                       7

  Item 2. Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                       13


PART II - OTHER INFORMATION
---------------------------

  Item 4. Submission of Matters to a Vote of Security Holders          20

  Item 6. Exhibits and Reports on Form 8-K                             21

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
                         FOR THE PERIOD ENDED JUNE 30
             (millions of dollars except share and dividend data)


                                                                 Three Months Ended                        Year-to-Date
                                                               ------------------------              ------------------------
                                                                 1999            1998                  1999             1998
                                                               --------        --------              --------         -------
  Net sales                                                     $ 2,617         $ 2,585               $ 5,102         $ 5,049

  EXPENSES:
     Cost of products sold                                        1,967           1,962                 3,833           3,831
     Selling and administrative                                     437             456                   858             872
     Intangible amortization                                          8               9                    16              19
                                                               --------        --------              --------         -------
                                                                  2,412           2,427                 4,707           4,722
                                                               --------        --------              --------         -------
         OPERATING PROFIT                                           205             158                   395             327

  OTHER INCOME (EXPENSE):
     Interest and sundry income (expense)                             5              42                  (148)             81
     Interest expense                                               (44)            (65)                  (85)           (127)
                                                               --------        --------              --------         -------
         EARNINGS BEFORE INCOME TAXES
           AND OTHER ITEMS                                          166             135                   162             281

             Income taxes                                            62              49                    70             105
                                                               --------        --------              --------         -------
         EARNINGS FROM CONTINUING OPERATIONS
           BEFORE EQUITY EARNINGS AND MINORITY INTERESTS            104              86                    92             176

           Equity in affiliated companies                             1               2                    (2)              2
           Minority interests                                        (6)             (7)                   37             (29)

                                                               --------        --------              --------         -------
         EARNINGS FROM CONTINUING OPERATIONS                         99              81                   127             149

           Discontinued operations less applicable                    -               3                     -              15

                                                               --------        --------              --------         -------
         NET EARNINGS                                           $    99         $    84               $   127         $   164
                                                               ========        ========              ========         =======

  Per share of common stock:
     Basic earnings from continuing operations                  $  1.32         $  1.07               $  1.68         $  1.97
     Basic net earnings                                         $  1.32         $  1.11               $  1.68         $  2.17

     Diluted earnings from continuing operations                $  1.30         $  1.05               $  1.66         $  1.95
     Diluted net earnings                                       $  1.30         $  1.10               $  1.66         $  2.14

     Cash dividends                                             $   .34         $   .34               $   .68         $   .68
                                                                =======        ========              ========         =======

  See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)

                                                           June 30              December 31
                                                            1999                    1998
                                                         (Unaudited)             (Audited)
                                                         -----------            -----------
ASSETS

Current Assets
--------------
Cash and equivalents                                      $      265              $     636
Trade receivables, less allowances of
     (1999:    $114 ;1998:     $116 )
Inventories                                                    1,710                  1,711
Prepaid expenses and other                                     1,172                  1,100
Deferred income taxes                                            201                    268
Total Current Assets                                             166                    167
                                                         -----------            -----------
                                                               3,514                  3,882

Other Assets
------------
Investment in affiliated companies                               115                    108
Intangibles, net                                                 811                    936
Defferred income taxes                                           229                    262
Other                                                            302                    329
                                                         -----------            -----------
                                                               1,457                  1,635
Property, Plant and Equipment
-----------------------------
Land                                                              71                     77
Buildings                                                        852                    900
Machinery and equipment                                        4,199                  4,534
Accumulated depreciation                                      (3,001)                (3,093)
                                                         -----------            -----------
                                                               2,121                  2,418

                                                         -----------            -----------
Total Assets                                              $    7,092              $   7,935
                                                         ===========            ===========

                                                           June 30              December 31
                                                            1999                    1998
                                                         (Unaudited)             (Audited)
                                                         -----------            -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                             $      861              $     905
Accounts payable                                                 994                  1,079
Employee compensation                                            238                    271
Accrued expenses                                                 808                    870
Restructuring costs                                               73                    117
Current maturities of long-term debt                             216                     25
                                                         -----------            -----------
Total Current                                                  3,190                  3,267
Liabilities

Other Liabilities
-----------------
Deferred income taxes                                            155                    152
Postemployment benefits                                          606                    622
Other liabilities                                                173                    192
Long-term debt                                                   765                  1,087
                                                         -----------            -----------
                                                               1,699                  2,053

Minority Interests                                               419                    614

Stockholders' Equity
--------------------
Common stock                                                      83                     83
Paid-in capital                                                  350                    321
Retained earnimgs                                              2,098                  2,024
Unearned restricted stock                                         (6)                    (3)
Accumulated other comprehensive income                          (433)                  (183)
Treasury stock - at cost                                        (308)                  (241)
                                                         -----------            -----------
Total Stockholders' Equity                                     1,784                  2,001

                                                         -----------            -----------
Total Liabilities and Stockholders' Equity                $    7,092              $   7,935
                                                         ===========            ===========

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                             WHIRLPOOL CORPORATION
                         FOR THE PERIOD ENDED JUNE 30
                             (millions of dollars)


                                                                                 Second Quarter
                                                 -----------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    Other                           Treasury
                                                    Total        Retained        Comprehensive        Common        Stock/Paid-
                                                                 Earnings           Income            Stock         in-Capital
                                                 --------        --------        -------------        ------        ----------
Beginning balance, 1998                          $  1,828        $  1,855        $        (159)       $   82        $       50

Comprehensive income
        Net income                                     84              84

        Foreign currency items, net of tax            (13)                                 (13)
                                                 --------
Comprehensive income                                   71
                                                 ========

Common stock issued                                    22                                                  1                21

Dividends declared on common stock                    (26)            (26)
                                                 --------        --------        -------------        ------        ----------
Ending balance, June 30, 1998                    $  1,895        $  1,913        $        (172)       $   83        $       71
                                                 ========        ========        =============        ======        ==========

Beginning balance, 1999                          $  1,762        $  2,025        $        (386)       $   83        $       40

Comprehensive income
        Net income                                     99              99

        Foreign currency items, net of tax            (47)                                 (47)
                                                 --------
Comprehensive income                                   52
                                                 ========

Common stock issued                                    (4)                                                 -                (4)

Dividends declared on common stock                    (26)            (26)
                                                 --------        --------        -------------        ------        ----------
Ending balance, June 30, 1999                    $  1,784        $  2,098        $        (433)       $   83        $       36
                                                 ========        ========        =============        ======        ==========

                                                                                 Year-to-Date
                                                 -----------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                    Other                           Treasury
                                                    Total        Retained        Comprehensive        Common        Stock/Paid-
                                                                 Earnings           Income            Stock         in-Capital
                                                 --------        --------        -------------        ------        ----------
Beginning balance, 1998                          $  1,771        $  1,801        $        (149)       $   82        $       37

Comprehensive income
        Net income                                    164             164

        Foreign currency items, net of tax            (23)                                 (23)
                                                 --------
Comprehensive income                                  141
                                                 ========

Common stock issued                                    35                                                  1                34

Dividends declared on common stock                    (52)            (52)
                                                 --------        --------        -------------        ------        ----------
Ending balance, June 30, 1998                    $  1,895        $  1,913        $        (172)       $   83        $       71
                                                 ========        ========        =============        ======        ==========

Beginning balance, 1999                          $  2,001        $  2,024        $        (183)       $   83        $       77

Comprehensive income
        Net income                                    127             127

        Foreign currency items, net of tax           (250)                                (250)
                                                 --------
Comprehensive income                                 (123)
                                                 ========

Common stock issued                                   (41)                                                 -               (41)

Dividends declared on common stock                    (53)            (53)
                                                 --------        --------        -------------        ------        ----------
Ending balance, June 30, 1999                    $  1,784        $  2,098        $        (433)       $   83        $       36
                                                 ========        ========        =============        ======        ==========

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                         FOR SIX MONTHS ENDED JUNE 30
                             (millions of dollars)



                                                                       1999                   1998
                                                                 ----------------       -----------------
OPERATING ACTIVITIES
Net earnings (loss)                                                 $         127          $          164
Depreciation                                                                  203                     211
Deferred income taxes                                                         (31)                    (19)
Equity in net earnings of affiliated
  companies, less dividends received                                            2                      (2)
Gain on business dispositions                                                   -                     (25)
Provision for doubtful accounts                                                15                      22
Amortization of goodwill                                                       16                      19
Restructuring charges, net of cash paid                                       (37)                    (50)
Minority interests                                                            (37)                     29
Changes in assets and liabilities,
  net of effects of business
  acquisitions and dispositions:
    Trade receivables                                                        (222)                   (312)
    Inventories                                                              (160)                    (85)
    Accounts payable                                                            8                      (3)
    Other - net                                                                 1                     (25)
                                                                 ----------------       -----------------
  CASH USED FOR
  OPERATING ACTIVITIES                                              $        (115)         $          (76)


                                                                          1999                    1998
                                                                    ---------------         --------------
INVESTING ACTIVITIES
Net additions to properties                                         $          (172)        $         (218)
Acquisitions of businesses,
 less cash acquired                                                               -                    (18)
Business dispositions                                                             -                    587
Other                                                                             -                      -
                                                                    ---------------         --------------
 CASH PROVIDED BY / (USED FOR)
 INVESTING ACTIVITIES                                                          (172)                   351

FINANCING ACTIVITIES
Proceeds of short-term borrowings                                             8,644                 10,680
Repayments of short-term borrowings                                          (8,614)               (10,931)
Proceeds of long-term debt                                                       61                    202
Repayments of long-term debt                                                    (75)                  (118)
Dividends                                                                       (53)                   (51)
Purchase of treasury stock                                                      (67)                     -
Other                                                                            20                    (29)
                                                                    ---------------         --------------
 CASH PROVIDED USED FOR
  FINANCING ACTIVITIES                                                          (84)                  (247)
                                                                    ---------------         --------------
INCREASE / (DECREASE) IN
 CASH AND EQUIVALENTS                                                          (371)                    28

Cash and equivalents at beginning of year                                       636                    578
                                                                    ---------------          -------------
CASH AND EQUIVALENTS AT END OF PERIOD                               $           265          $         606
                                                                    ===============          =============


See notes to consolidated financial statements.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 1999 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1998.

                  WHIRLPOOL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

The following table provides the computation of basic and diluted earnings per share:

                                                       Three Months Ended                        Six Months Ended
                                                           June 30                                   June 30
                                               ----------------------------------      ------------------------------------
                                                    1999                 1998               1999                  1998
                                               -------------        -------------      --------------        --------------
(in millions except earnings per share)
Basic:
Average Shares Outstanding                              75.5                 75.5                75.7                  75.5
Earnings:
  Continuing Operations                        $        99.3        $        80.5      $        127.1        $        148.9
  Discontinued Operations                                  -                  3.4                   -                  14.8
                                               -------------        -------------      --------------        --------------

Net Earnings                                   $        99.3        $        83.9      $        127.1        $        163.7
                                               =============        =============      ==============        ==============

Earnings Per Share
    from Continuing Operations                 $        1.32        $        1.07      $         1.68        $         1.97
Net Earnings Per Share                         $        1.32        $        1.11      $         1.68        $         2.17
                                               =============        =============      ==============        ==============

Diluted:
Average Shares Outstanding                              75.5                 75.5                75.7                  75.5
Treasury Stock Method:
  Stock Options                                          1.0                  1.0                 0.7                   1.0
                                               -------------        -------------      --------------        --------------

Diluted Average Shares Outstanding                      76.5                 76.5                76.4                  76.5
                                               =============        =============      ==============        ==============

Diluted Earnings:
  Continuing Operations                        $        99.3        $        80.5      $        127.1        $        148.9
  Discontinued Operations                                  -                  3.4                   -        $         14.8
                                               -------------        -------------      --------------        --------------

Diluted Net Earnings                           $        99.3        $        83.9      $        127.1        $        163.7
                                               =============        =============      ==============        ==============

Diluted Earnings Per Share
    from Continuing Operations                 $        1.30        $        1.05      $         1.66        $         1.95
Diluted Net Earnings Per Share                 $        1.30        $        1.10      $         1.66        $         2.14
                                               =============        =============      ==============        ==============


NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

In September 1998, the company completed a transaction to sell 75% of its majority-owned air conditioning joint venture in Shenzhen, China, for $13 million, to Electra Consumer Products Ltd., a leading European manufacturer of air conditioners. Shenzhen Whirlpool Raybo Air-Conditioner Industrial Co. Ltd. was a joint venture formed in 1995. After completion of the sale, the company holds 20% of the joint venture. The joint venture continues to sell products under the Whirlpool brand in China for a period of

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

three years while it introduces the Electra brand. No significant gain or loss was recognized from this transaction.

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



NOTE C--DISCONTINUED OPERATIONS

During the third quarter of 1997, the company discontinued its financing operations and reached an agreement to sell the majority of Whirlpool Financial Corporation's ("WFC") assets in a series of transactions. During the first six months of 1998, the company sold additional international assets and consumer financing receivables under this agreement which resulted in the company recording a discontinued pretax gain of $25 million ($15 million after-tax).


NOTE D--INVENTORIES

Inventories consist of the following:

                                            June 30          December 31
                                             1999               1998
                                          -----------       -------------
                                              (millions of dollars)
Finished products                         $       1,085     $        960
Raw materials and work in process                   273              333
                                          -------------     ------------
     Total FIFO cost                              1,358            1,293

Less excess of FIFO cost
  over LIFO cost                                    186              193
                                          -------------     ------------
                                          $       1,172     $      1,100
                                          =============     ============

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E -- RESTRUCTURING CHARGES

During 1997, the company incurred restructuring costs of $343 million ($244 million cash costs and $99 million noncash costs) to better align the company's cost structure within the global home-appliance marketplace. Pretax restructuring charges of $172 million, $101 million, $35 million, $25 million and $10 million relate to the company's European, Asian, Latin American, Corporate and North American operations, respectively. More than 75% of the cash costs have been paid to date, with the remainder to be paid over the next twelve months. The restructuring charge included the elimination of approximately 7,900 global positions, of which more than 6,600 positions have been eliminated to date.

NOTE F -- BRAZILIAN CURRENCY DEVALUATION

The Brazilian real declined from 1.21 to 1.75 per USD from mid-January, when the Brazilian government changed its foreign exchange policy to a floating exchange rate, to June 30, 1999. Because the Brazilian operations maintain significant USD denominated debt on their books, the currency devaluation resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53 million) in the first quarter. Also included in other income and expense during the first quarter was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency. Year-to-date, foreign exchange losses within the Brazilian operations have totaled $152 million pre-tax (Whirlpool's share after-tax and minority interest was $55 million) and charges related to short term forward contracts totalled $16 million pre-tax ($10 million after-tax).


NOTE G -- CONTINGENCIES

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

At June 30, 1999, the company had $220 million in receivables subject to recourse provisions and $62 million in guarantees of customer lines of credit at commercial banks.

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

(millions of dollars)

Three Months                      North                            Latin                     Other and           Total
Ended June 30                    America          Europe          America         Asia     (Eliminations)      Whirlpool
--------------------------------------------------------------------------------------------------------------------------
Sales
1999                        $     1,581     $        582     $        408     $      99      $      (53)    $       2,617
1998                        $     1,464     $        575     $        493     $      87      $      (34)    $       2,585

Intangible amortization
1999                        $         1     $          4     $          -     $       1      $        1     $           7
1998                        $         1     $          4     $          2     $       1      $        1     $           9

Depreciation
1999                        $        40     $         23     $         26     $       5      $        9     $         103
1998                        $        39     $         24     $         32     $       5      $        6     $         106

Operating profit (loss)
1999                        $       182     $         42     $         23     $       3      $      (45)    $         205
1998                        $       163     $         28     $         15     $      (2)     $      (46)    $         158

Total assets
1999                        $     2,220     $      1,983     $      1,872     $     711      $      306     $       7,092
1998                        $     2,214     $      2,109     $      2,543     $     662      $      544     $       8,072

Capital expenditures
1999                        $        56     $         25     $         18     $       1      $        7     $         107
1998                        $        56     $         21     $        119     $      17      $      (89)    $         124

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(millions of dollars)

Six Months                   North                             Latin                          Other and          Total
Ended June 30               America         Europe            America          Asia         (Eliminations)     Whirlpool
------------------------------------------------------------------------------------------------------------------------------------
Sales
1999                      $  3,018        $   1,193        $     782        $    182        $        (73)      $    5,102
1998                      $  2,801        $   1,115        $   1,039        $    154        $        (60)      $    5,049

Intangible amortization
1999                      $      2        $       8        $       1        $      3        $          2       $       16
1998                      $      2        $       8        $       3        $      2        $          4       $       19

Depreciation
1999                      $     80        $      46        $      51        $      11       $          15      $      203
1998                      $     78        $      45        $      68        $       8       $          12      $      211

Operating profit (loss)
1999                      $    352        $      79        $      43        $       4       $         (83)     $      395
1998                      $    313        $      50        $      62        $     (10)      $         (88)     $      327

Total assets
1999                      $  2,220        $   1,983        $   1,872        $     711       $         306      $    7,092
1998                      $  2,214        $   2,109        $   2,543        $     662       $         544      $    8,072

Capital expenditures
1999                      $     82        $      39        $      44        $       1       $           6      $      172
1998                      $     56        $      21        $     119        $      17       $           5      $      218

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six month periods ended June 30, 1999 and 1998. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales
---------

Net sales were $2.6 billion for the second quarter and $5.1 billion for the first half of 1999, both representing one percent increases over the comparable 1998 periods. Excluding the impact of currency fluctuations around the world, sales would have increased ten percent and nine percent over the prior year's quarter and year-to-date periods, respectively.

North American unit volumes were up 11% in the second quarter and 10% in the first half of the year over 1998. North American sales were 8% higher for both the second quarter and year-to-date periods, reflecting product mix impact. Whirlpool North American unit shipments are currently expected to exceed the anticipated 8% growth within the industry for the full year. European sales in U.S. dollars were up 1% in the second quarter and 7% in the first half, due to increases of 6% and 9% in units sold for the quarter and year-to-date comparisons. Whirlpool European unit shipments are currently expected to exceed the industry growth expectations of 1% to 2% for the full year. Weak economic conditions over the first six months of the year in Latin America and the currency devaluation in Brazil resulted in a decrease for the quarter in net sales of 17% and offset a 2% increase in units shipped. For the year-to-date comparison, Latin American unit shipments decreased 11% and net sales decreased 25%. The current year quarter and year-to-date net sales included a $13.2 million recovery of Brazilian taxes paid in prior years. The comparable periods for 1998 included $22.4 million and $39.6 million in Brazilian tax incentives, respectively. Asia's unit volumes increased 7% and 13% and net sales increased 14% and 18% for the quarter and year-to-date comparisons, respectively, due to improving economic conditions in the region.

Gross Margin
------------

Gross margin percentage on products sold to net sales improved by 0.7 percentage points for the second quarter comparison with 1998 and 0.8 percentage points for the year-to-date comparison. This improvement was due to the benefits resulting from the restructuring started in 1997 and ongoing productivity from our Operational Excellence program, partially offset by a reclassification in the second quarter within North America of certain sales allowances from selling, general and administrative expenses into net sales, to be consistent with the treatment of similar sales program costs in other areas of the company. The reclassification reduced the quarter's gross margin by 0.3 percentage points and the year-to-date gross margin by 0.2 percentage points.

Selling, General and Administrative
-----------------------------------

Appliance selling and administrative expenses as a percent of net sales decreased by 0.9 percentage points for the second quarter comparison with 1998 and 0.5 percentage points for the year-to-date comparison. Quarter-over-quarter improvements in Europe, Brazil and Asia and a 0.4 percentage points impact from the reclassification of sales allowances within North America contributed to the improved cost performance ratio. The improvement for the quarter in Brazil is due in part to a $6.7 million reduction in bad debt expense versus the year ago quarter. The year-to-date improvement provided by Europe and Asia along with the reclassification within North America, which accounted for an approximate 0.2 percentage points improvement, offset declines in North America and Brazil. The North American results included additional advertising costs and costs to implement Enterprise Resource Planning, which is a SAP based enterprise-wide business software.

Other Income and Expense
------------------------

Interest and sundry income (expense) in the second quarter was $16 million unfavorable to the second quarter of 1998 due to foreign exchange losses on the Brazilian currency and the costs associated with forward contracts put into place to hedge Brazil's currency and a $5 million increase in interest expense, net of interest income. The increase in net interest expense was due to lower interest income in 1999 partially offset by a $7 million recovery of Brazilian taxes paid in prior years. Year-to-date, interest and sundry income (expense) was $187 million unfavorable, also due primarily to the Brazilian real devaluation. The Brazilian real declined from 1.21 to 1.75 per US Dollars from mid-January, when the Brazilian government changed its foreign exchange policy to a floating exchange rate, to June 30, 1999. Due to the timing of the change in foreign exchange policy by the Brazilian government, the main impact from the devaluation occurred in the first quarter and resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53 million). Also included in this category was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency. Year-to-date, foreign exchange losses within the Brazilian operations have totalled $152 million pre-tax (Whirlpool's share after-tax and minority interest was $55 million) and charges related to short term forward contracts totaled $16 million pre-tax ($10 million after-tax).

Income Taxes
------------

The consolidated effective income tax rate was 37% for the quarter and 43% year-to-date versus rates of 37% and 38%, respectively, for the year ago periods.
The losses within the Brazilian operations, which resulted in tax benefits at an average lower rate than the U.S. statutory tax rate, impacted the quarter and year-to-date effective tax rates.

Discontinued Operations
-----------------------

The company recorded a gain of $5 million pre-tax, $3 million after-tax, in the second quarter of 1998 related to the sale of certain consumer financing and European inventory financing assets. For the first half of 1998, the total gain recorded for similar transactions was $25 million pre-tax and $15 million after tax. The transactions completed during the second quarter concluded a series of sales resulting from the company's decision in the third quarter of 1997 to discontinue its financing operations.

Refer to Note C to the accompanying consolidated financial statements for a discussion of discontinued operations.

Net Earnings
------------

Second quarter earnings from continuing operations were $99 million or $1.30 per diluted share compared to $81 million or $1.05 per diluted share in 1998. Year-to-date earnings from continuing operations were $127 million, or $1.66 per diluted share versus earnings of $149 million, or $1.95 per diluted share in the first half of 1998. Excluding the first quarter impact of the Brazilian currency devaluation, year-to-date earnings from continuing operations were $187 million, or $2.45 per diluted share. Including discontinued operations, 1998 net earnings were $84 million, or $1.10 per diluted share in the second quarter and $164 million, or $2.14 per diluted share year-to-date.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 1999 and 1998 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities in the first six months of 1999 was $115 million compared to $76 million used in 1998, reflecting the $98 million first quarter impact of the currency devaluation flowing through net earnings and minority interest and a build up of inventories over the first six months of the year due to the business slowdown in Brazil.

Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first half were $172 million in 1999 down from $218 million in the 1998 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $53 million for the first half of 1998 versus $52 million in 1998 and the company's borrowings increased by $16 million during the first half of 1999.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the June 30, 1999 balance sheet. The company's total assets were $7.1 billion and stockholders' equity totalled $1.8 billion. The balances at December 31, 1998 were total assets of $7.9 billion and stockholders' equity of $2.0 billion. The decrease in assets is due primarily to the currency devaluation in Brazil while the decrease in equity is due to currency translation adjustments, primarily in Brazil, and $67 million related to share buybacks referred to below, offsetting net earnings retention of $74 million.

On March 1, 1999, the company announced that its Board of Directors approved the repurchase of up to $250 million of the company's outstanding shares of common stock. The shares are to be purchased in the open market and through privately negotiated sales as the company deems appropriate. Through June 30, 1999, the company had repurchased a total of 1.3 million shares at a cost of $67 million.

The overall debt to invested capital ratio of 45.5% at June 30, 1999 was level with the year ago ratio, but down from 48.1% at March 31, 1999 due to the pay down of debt during the second quarter. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Duff & Phelps.

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

Year 2000
---------

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

The company currently does not anticipate any material adverse effect on its computer software systems as a result of the Year 2000 problem. Key internal computer systems have been evaluated for Year 2000 compliance and regional remediation plans have been developed. Work is underway to replace or upgrade key internal systems to ensure they remain operational up to and beyond December 31, 1999. All critical computer systems are expected to be Year 2000 compliant by the end of the third quarter of 1999. The company anticipates that Year 2000 remediation projects will be successfully completed according to plan and that the costs of such projects will not be material to the company. The cumulative cost of projects dedicated solely to Year 2000 remediation is approximately $19 million and is currently expected to reach close to $27 million by December 31, 1999. These costs do not include the cost of upgrading systems for other business reasons; such upgrades will usually provide the additional benefit of making the systems Year 2000 compliant.

The company also has completed an assessment of its products and does not anticipate that any significant problems will be experienced with the appliances it manufactures due to the Year 2000 issue. Appliances produced by the company generally do not have calendar date systems and therefore are not likely to experience failures caused by the millennium date change.

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

The company has taken further steps to increase the global coordination of its Year 2000 compliance program and has appointed a global project manager to oversee the Year 2000 compliance efforts of the company's operations in each region. As part of this global coordination, an outside consultant has completed reviews of the internal Year 2000 programs of the company's operations in each of its regions around the world. The reviews indicated that the company's major business units in its key markets of Europe, North America and Latin America are following reasonable plans to address the Year 2000 issue.
The company's increased focus on business units in India and China has resulted in significant process over the past several months and these units are nearing alignment with the other regional programs. Outside consultant reviews have confirmed this progress. However, due to the low level of automation in the company's India and China operations and the operations of the supply base in these countries, the Year 2000 issue will not be as significant a problem in these countries as in other parts of the world.

The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Euro Currency Conversion
------------------------

On January 1, 1999, eleven member nations of the European Union began the conversion to a common currency, the "euro." The company has significant manufacturing operations and sales in these countries. The introduction of the euro has eliminated transaction gains and losses within participating countries and there currently has not been any significant impact on operating results from the change over to the euro.

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

                          PART II. OTHER INFORMATION
                          --------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                          Quarter Ended June 30, 1999

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Annual Meeting of Stockholders was held on April 20, 1999. At the meeting, the following items were voted on by shareholders:

a. Messrs. James M. Kilts, Miles L. Marsh, and Paul G. Stern were each elected to a term to expire in 2002.


     Nominee                   For            Against       Abstentions
     -------                   ---            -------       -----------
     James M. Kilts            63,234,368        0           3,803,118

     Miles L. Marsh            52,056,912        0          14,980,574

     Paul G. Stern             63,224,496        0           3,812,990


     Messrs. Burnett, Cain, DiCamillo, Gilmour, Langbo, Smith and Whitwam and Ms. Hempel and Ms. Stoney each have terms of office as directors that continued after the 1999 Annual Meeting.

b. Amendments to the registrant's Nonemployee Director Stock Ownership Plan and Performance Excellence Plan were approved.

     Plan                      For            Against       Abstentions
     ----                      ---            -------       -----------

     Nonemployee Director
     Stock Ownership Plan      61,859,060     4,831,158     347,268

     Performance Excellence
     Plan                      59,065,116     7,658,153     314,217


c. A stockholder proposal proposing the sale of the company to the highest bidder was rejected by the shareholders.

                               For            Against       Abstentions
                               ---            -------       -----------

                               1,245,744      58,096,063    643,866

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.   The following are included herein:

          (27)      Financial Data Schedule

          (99)      Computation of the ratios of earnings to fixed charges

a. The registrant filed the following Current Reports on Forms 8-K for the quarterly period ended June 30, 1999.

A Current Report on Form 8-K dated June 24, 1999 pursuant to Item 4, "Changes in Registrant's Certifying Accountants," to announce the engagement of Ernst & Young LLP as the independent auditors for the Registrant's subsidiary, Brasmotor S.A.

A Current Report on Form 8-K dated June 4, 1999 pursuant to Item 5, "Other Events," to announce the election of Jeff M. Fettig to the position of president and chief operating officer and election to the company's board of directors. The board also selected Bengt G. Engstrom to succeed Fettig as executive vice president and head of Whirlpool Europe. Mark E. Brown was promoted to the position of executive vice president and chief financial officer succeeding Ralph F. Hake who resigned from the company.

A Current Report on Form 8-K dated May 10, 1999 pursuant to Item 5, "Other Events," to announce the registrant's disapproval of the $581 million Alabama state court verdict against Whirlpool Financial National Bank, a former subsidiary of the registrant's subsidiary Whirlpool Financial Corporation.

A Current Report on Form 8-K dated April 15, 1999 pursuant to Item 5, "Other Events," to announce the Company's earnings for the first quarter of 1999.

                                  SIGNATURES
                                  ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHIRLPOOL CORPORATION
                                                  (Registrant)



                                             By    /s/ Mark Brown
                                                -----------------------------
                                                       Mark Brown
                                                Senior Executive Vice President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)



August 11, 1999