Form 10-Q
period 1999-09-30
WHIRLPOOL CORP /DE/
filed 1999-11-12
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

Commission file number 1-3932

                             WHIRLPOOL CORPORATION
            (Exact name of registrant as specified in its charger)

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

                                                   Yes  X    No ___
                                                       ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock            Shares outstanding at September 30, 1999
       ---------------------            ----------------------------------------

Common stock, par value $1 per share                   74,427,978

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                        Quarter Ended September 30, 1999



                    INDEX OF INFORMATION INCLUDED IN REPORT


PART I - FINANCIAL INFORMATION                                       Page
------------------------------                                       ----

  Item 1. Financial Statements (Unaudited)

               Consolidated Condensed Statements
                 of Earnings                                            3

               Consolidated Condensed Balance Sheets                    4

               Consolidated Condensed Statements
                 of Changes in Equity                                   5

               Consolidated Condensed Statements
                 of Cash Flows                                          6

               Notes to Consolidated Condensed
                 Financial Statements                                   7

  Item 2. Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations                                       13


PART II - OTHER INFORMATION
---------------------------

  Item 6. Exhibits and Reports on Form 8-K                             20

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                       FOR THE PERIOD ENDED SEPTEMBER 30
             (millions of dollars except share and dividend data)

                                                             Three Months Ended       Year-to-Date
                                                             ------------------    ------------------
                                                               1999       1998       1999       1998
                                                             -------    -------    -------    -------
Net sales                                                    $ 2,719    $ 2,539    $ 7,822    $ 7,588

EXPENSES:
    Cost of products sold                                      2,036      1,929      5,869      5,760
    Selling and administrative                                   437        421      1,296      1,293
    Intangible amortization                                        8          9         23         28
                                                             -------    -------    -------    -------
                                                               2,481      2,359      7,188      7,081
                                                             -------    -------    -------    -------
        OPERATING PROFIT                                         238        180        634        507

OTHER INCOME (EXPENSE):
    Interest and sundry income (expense)                         (27)        28       (176)       109
    Interest expense                                             (41)       (70)      (126)      (197)
                                                             -------    -------    -------    -------
        EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS             170        138        332        419

            Income taxes                                          65         56        134        161
                                                             -------    -------    -------    -------
        EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY
          EARNINGS AND MINORITY INTERESTS                        105         82        198        258

            Equity in affiliated companies                        (2)        --         (4)         2
            Minority interests                                     4         (4)        40        (33)
                                                             -------    -------    -------    -------
        EARNINGS FROM CONTINUOUS OPERATIONS                      107         78        234        227

            Discontinued operations less applicable taxes         --         --         --         15
                                                             -------    -------    -------    -------
        NET EARNINGS                                         $   107    $    78    $   234    $   242
                                                             =======    =======    =======    =======
Per share of common stock:
    Basic earnings from continuing operations                $  1.42    $  1.03    $  3.10    $  3.00
    Basic net earnings                                       $  1.42    $  1.03    $  3.10    $  3.19

    Diluted earnings from continuing operations              $  1.40    $  1.02    $  3.06    $  2.97
    Diluted net earnings                                     $  1.40    $  1.02    $  3.06    $  3.16

    Cash dividends                                           $   .34    $   .34    $  1.02    $  1.02
                                                             =======    =======    =======    =======

See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)

                                                September 30       December 31
                                                    1999              1998
                                                (Unaudited)         (Audited)
                                                ------------       -----------
ASSETS

Current Assets
--------------
Cash and equivalents                             $       230       $       636
Trade receivables, less allowances of
      (1999:  $126;    1998:  $116)                    1,708             1,711
Inventories                                            1,079             1,100
Prepaid expenses and other                               208               268
Deferred income taxes                                    164               167
                                                 -----------       -----------
Total Current Assets                                   3,389             3,882


Other Assets
------------
Investment in affiliated companies                       111               108
Intangibles, net                                         820               936
Deferred income taxes                                    250               262
Other                                                    316               329
                                                 -----------       -----------
                                                       1,497             1,635


Property, Plant and Equipment
-----------------------------
Land                                                      70                77
Buildings                                                849               900
Machinery and equipment                                4,250             4,534
Accumulated depreciation                              (3,056)           (3,093)
                                                 -----------       -----------
                                                       2,113             2,418

                                                 -----------       -----------
Total Assets                                     $     6,999       $     7,935
                                                 ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                    $       712       $       905
Accounts payable                                       1,017             1,079
Employee compensation                                    250               271
Accrued expenses                                         867               870
Restructuring costs                                       69               117
Current maturities of long-term debt                     215                25
                                                 -----------       -----------
Total Current Liabilities                              3,130             3,267


Other Liabilities
-----------------
Deferred income taxes                                    154               152
Postemployment benefits                                  618               622
Other liabilities                                        167               192
Long-term debt                                           772             1,087
                                                 -----------       -----------
                                                       1,711             2,053

Minority interests                                       393               614


Stockholders' Equity
--------------------
Common  stock                                             84                83
Paid-in capital                                          370               321
Retained earnings                                      2,180             2,024
Unearned restricted stock                                 (5)               (3)
Accumulated other comprehensive income                  (456)             (183)
Treasury stock - at cost                                (408)             (241)
                                                 -----------       -----------
Total Stockholders' Equity                             1,765             2,001

                                                 -----------       -----------
Total Liabilities and Stockholders' Equity       $     6,999       $     7,935
                                                 ===========       ===========

See notes to consolidated condensed financial statements.

             CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
                             WHIRLPOOL CORPORATION
                       FOR THE PERIOD ENDED SEPTEMBER 30
                             (millions of dollars)

                                                                  Third Quarter
                                          -------------------------------------------------------------
                                                                  Accumulated
                                                                     Other                   Treasury
                                                     Retained    Comprehensive    Common    Stock/Paid-
                                           Total     Earnings       Income        Stock     in-Capital
                                          -------    --------    -------------    ------    -----------
Begining balance, 1998                    $ 1,895     $ 1,913       $  (172)       $ 83        $  71

Comprehensive income
    Net income                                 78          78
    Foreign currency items, net of tax          1                         1
                                          -------
Comprehensive income                           79
                                          =======

Common stock issued                             3                                                  3
Dividends declared on common stock            (25)        (25)
                                          -------     -------       -------        ----        -----
Ending balance, September 30, 1998        $ 1,952     $ 1,966       $  (171)       $ 83        $  74
                                          =======     =======       =======        ====        =====

Beginning balance, 1999                   $ 1,784     $ 2,098       $  (433)       $ 83        $  36

Comprehensive income
    Net income                                107         107
    Foreign currency items, net of tax        (23)                      (23)
                                          -------
Comprehensive income                           84
                                          =======

Common stock issued                           (78)                                    1          (79)
Dividends declared on common stock            (25)        (25)
                                          -------     -------       -------        ----        -----
Ending balance, September 30, 1999        $ 1,765     $ 2,180       $  (456)       $ 84        $ (43)
                                          =======     =======       =======        ====        =====

                                                                  Year-to-Date
                                          -------------------------------------------------------------
                                                                  Accumulated
                                                                     Other                   Treasury
                                                     Retained    Comprehensive    Common    Stock/Paid-
                                           Total     Earnings       Income        Stock     in-Capital
                                          -------    --------    -------------    ------    -----------
Begining balance, 1998                    $ 1,771     $ 1,801       $  (149)       $ 82        $  37

Comprehensive income
    Net income                                242         242
    Foreign currency items, net of tax        (22)                      (22)
                                          -------
Comprehensive income                          220
                                          =======

Common stock issued                            38                                     1           37
Dividends declared on common stock            (77)        (77)
                                          -------     -------       -------        ----        -----
Ending balance, September 30, 1998        $ 1,952     $ 1,966       $  (171)       $ 83        $  74
                                          =======     =======       =======        ====        =====

Beginning balance, 1999                   $ 2,001     $ 2,024       $  (183)       $ 83        $  77

Comprehensive income
    Net income                                234         234
    Foreign currency items, net of tax       (273)                     (273)
                                          -------
Comprehensive income                          (39)
                                          =======

Common stock issued                          (119)                                    1         (120)
Dividends declared on common stock            (78)        (78)
                                          -------     -------       -------        ----        -----
Ending balance, September 30, 1999        $ 1,765     $ 2,180       $  (456)       $ 84        $ (43)
                                          =======     =======       =======        ====        =====

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                      FOR NINE MONTHS ENDED SEPTEMBER 30
                             (millions of dollars)

                                                    1999              1998
                                                ------------       -----------
OPERATING ACTIVITIES
Net earnings (loss)                              $       234       $       242
Depreciation                                             292               312
Deferred income taxes                                    (53)               28
Equity in net earnings of affiliated
 companies, less dividends received                        4                (2)
Gain on business dispositions                             --               (25)
Provision for doubtful accounts                           37                24
Amortization of goodwill                                  23                28
Restructuring charges, net of cash paid                  (49)              (64)
Minority interests                                       (40)               33
Changes in assets and liabilities,
 net of effects of business
 acquisitions and dispositions:
   Trade receivables                                    (259)             (229)
   Inventories                                           (79)              (63)
   Accounts payable                                       28                11
   Other - net                                            53                19
                                                 -----------       -----------

CASH PROVIDED BY OPERATING ACTIVITIES            $       191       $       314


INVESTING ACTIVITIES

Net additions to properties                      $      (281)      $      (340)
Acquisitions of businesses, less cash acquired            --              (105)
Business dispositions                                     --               587
Other                                                     --                --
                                                 -----------       -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES $      (281)      $       142

FINANCING ACTIVITIES

Proceeds of short-term borrowings                     13,010            15,784
Repayments of short-term borrowings                  (13,133)          (16,117)
Proceeds of long-term debt                               120               270
Repayments of long-term debts                           (119)             (183)
Dividends                                                (78)              (77)
Purchase of treasury stock                              (167)               --
Other                                                     51              (110)
                                                 -----------       -----------

CASH USED FOR FINANCING ACTIVITIES                      (316)             (433)
                                                 -----------       -----------

INCREASE/(DECREASE) IN CASH AND EQUIVALENTS             (406)               23

Cash and equivalents at beginning of year                636               578
                                                 -----------       -----------

CASH AND EQUIVALENTS AT END OF PERIOD            $       230       $       601
                                                 ===========       ===========

See notes to consolidated financial statements

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 1999 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1998.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table provides the computation of basic and diluted earnings per share:

                                             Three Months Ended        Nine Months Ended
                                                September 30             September 30
                                            --------------------     ---------------------
                                              1999        1998         1999         1998
                                            --------    --------     --------     --------
(in millions except earnings per share)
Basic:
Average Shares Outstanding                      74.9        75.7         75.4         75.7
Earnings:
  Continuing Operations                     $  106.6    $   78.1     $  233.7     $  227.0
  Discontinued Operations                        -           -            -           14.8
                                            --------    --------     --------     --------

Net Earnings                                $  106.6    $   78.1     $  233.7     $  241.8
                                            ========    ========     ========     ========

Earnings Per Share
  from Continuing Operations                $   1.42    $   1.03     $   3.10     $   3.00
Net Earnings Per Share                      $   1.42    $   1.03     $   3.10     $   3.19
                                            ========    ========     ========     ========

Diluted:
Average Shares Outstanding                      74.9        75.7         75.4         75.7
Treasury Stock Method:
  Stock Options                                  1.2         0.8          0.9          0.8
                                            --------    --------     --------     --------

Diluted Average Shares Outstanding              76.1        76.5         76.3         76.5
                                            ========    ========     ========     ========

Diluted Earnings:
  Continuing Operations                     $  106.6    $   78.1     $  233.7     $  227.0
  Discontinued Operations                        -           -            -           14.8
                                            --------    --------     --------     --------

Diluted Net Earnings                        $  106.6    $   78.1     $  233.7     $  241.8
                                            ========    ========     ========     ========

Diluted Earnings Per Share
  from Continuing Operations                $   1.40    $   1.02     $   3.06     $   2.97
Diluted Net Earnings Per Share              $   1.40    $   1.02     $   3.06     $   3.16
                                            ========    ========     ========     ========

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


NOTE C--DISCONTINUED OPERATIONS

During the third quarter of 1997, the company discontinued its financing operations and reached an agreement to sell the majority of Whirlpool Financial Corporation's ("WFC") assets in a series of transactions. During the first six months of 1998, the company concluded the sale of international assets and consumer financing receivables under this agreement which resulted in the company recording a discontinued pretax gain of $25 million ($15 million after-tax).


NOTE D--INVENTORIES

Inventories consist of the following:

                                     September 30     December 31
                                         1999            1998
                                     ------------     -----------
                                        (millions of dollars)

Finished products                    $        992     $       960
Raw materials and work in process             273             333
                                     ------------     -----------
  Total FIFO cost                           1,265           1,293

Less excess of FIFO cost
  over LIFO cost                              186             193
                                     ------------     -----------
                                     $      1,079     $     1,100
                                     ============     ===========

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E--RESTRUCTURING CHARGES

During 1997, the company incurred restructuring costs of $343 million ($244 million cash costs and $99 million noncash costs) to better align the company's cost structure within the global home-appliance marketplace. Pretax restructuring charges of $172 million, $101 million, $35 million, $25 million and $10 million relate to the company's European, Asian, Latin American, Corporate and North American operations, respectively. More than 80% of the cash costs have been paid to date, and during the third quarter of 1999, the company reversed $4.5 million of the 1997 restructuring reserve resulting in a credit to the income statement to reflect the company's revised estimates of the remaining cash to be paid over the next several months. The restructuring charge included the elimination of approximately 7,900 positions globally, of which more than 7,100 positions have been eliminated to date.

In the third quarter of 1999, the company recorded a restructuring charge of $4.9 million, primarily for the severance payments to consolidate administrative offices in Brazil and Argentina, which will result in the elimination of 63 positions. The balance as of September 30, 1999 was $4.9 million and these cash costs are expected to be paid out over the next six months.


NOTE F--BRAZILIAN CURRENCY DEVALUATION

The Brazilian real declined from 1.21 to 1.94 per USD from mid-January, when the Brazilian government changed its foreign exchange policy to a floating exchange rate, to September 30, 1999. Because the Brazilian operations maintain significant USD denominated debt on their books, the currency devaluation resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53 million) in the first quarter. Also included in other income and expense during the first quarter was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency. Year-to-date, foreign exchange losses within the Brazilian operations have totaled $182 million pre-tax (Whirlpool's share after-tax and minority interest was $67 million) and charges related to short term forward contracts totalled $13 million pre-tax ($8 million after-tax).


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

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

credit loss in the event of nonperformance by the debtors is the contractual amount of the financial instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral or other security is generally required to support financial instruments with off-balance-sheet risk.

At September 30, 1999, the company had $176 million in receivables subject to recourse provisions and $134 million in guarantees of customer lines of credit at commercial banks.


NOTE H--GEOGRAPHIC SEGMENTS

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

(millions of dollars)

Three Months                North                Latin               Other and         Total
Ended Sepember 30          America    Europe    America    Asia    (Eliminations)    Whirlpool
----------------------------------------------------------------------------------------------
Sales
1999                        $1,619    $  626     $  432    $ 83         $(41)          $2,719
1998                        $1,389    $  629     $  483    $ 70         $(32)          $2,539

Intangible amortization
1999                        $    1    $    4     $    -    $  1         $  2           $    8
1998                        $    1    $    4     $    2    $  1         $  1           $    9

Depreciation
1999                        $   39    $   21     $   24    $  5         $  -           $   89
1998                        $   36    $   24     $   33    $  4         $  4           $  101

Operating profit (loss)
1999                        $  191    $   48     $   35    $  4         $(40)          $  238
1998                        $  158    $   37     $   28    $ (7)        $(36)          $  180

Total assets
1999                        $2,182    $2,028     $1,745    $719         $325           $6,999
1998                        $2,069    $2,323     $2,559    $726         $429           $8,106

Capital expenditures
1999                        $   58    $    9     $   40    $  1         $  1           $  109
1998                        $   38    $   18     $   64    $  1         $  1           $  122

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(millions of dollars)

Nine Months                 North                Latin               Other and         Total
Ended Sepember 30          America    Europe    America    Asia    (Eliminations)    Whirlpool
----------------------------------------------------------------------------------------------
Sales
1999                        $4,638    $1,819     $1,214    $266        $(115)          $7,822
1998                        $4,189    $1,744     $1,521    $225        $ (91)          $7,588

Intangible amortization
1999                        $    2    $   12     $    2    $  4        $   3           $   23
1998                        $    2    $   12     $    5    $  3        $   6           $   28

Depreciation
1999                        $  119    $   67     $   75    $ 16        $  15           $  292
1998                        $  114    $   69     $  101    $ 12        $  16           $  312

Operating profit (loss)
1999                        $  543    $  126     $   78    $  8        $(121)          $  634
1998                        $  471    $   86     $   90    $(17)       $(123)          $  507

Total assets
1999                        $2,182    $2,028     $1,745    $719        $ 325           $6,999
1998                        $2,069    $2,323     $2,559    $726        $ 429           $8,106

Capital expenditures
1999                        $  140    $   48     $   84    $  2        $   7           $  281
1998                        $   94    $   39     $  183    $ 18        $   6           $  340

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine month periods ended September 30, 1999 and 1998. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales
---------

Net sales were $2.7 billion for the third quarter and $7.8 billion for the first nine months of 1999, representing seven and three percent increases over the comparable 1998 periods. Excluding the impact of currency fluctuations around the world, sales would have increased 15% and 11% over the prior year's quarter and year-to-date periods, respectively.

North American unit volumes were up 17% in the third quarter and 12% in the first nine months of the year over 1998. North American sales were 17% higher for the third quarter and 11% year-to-date periods. Whirlpool North American unit shipments are currently expected to exceed the anticipated 8% growth within the industry for the full year. European unit shipments increased 8% and 9% for the quarter and year-to-date comparisons. European sales in U.S. dollars were down slightly in the third quarter comparison as the unfavorable impact from currency fluctuations were partially offset by the increased unit shipments while year-to-date sales increased 4% as the increased shipments offset the year-to-date unfavorable impact of currency fluctuations. Whirlpool European unit shipments are currently expected to exceed the industry growth expectations of 1% to 2% for the full year. The continued devaluation within the quarter of the Brazilian currency offset an 18% increase in units shipped for the Latin American region, resulting in a decrease for the quarter in net sales of 10%. For the year-to-date comparison, Latin American unit shipments decreased 2% and net sales decreased 20% reflecting the weak economic conditions within the region over the first nine months of the year. The current year quarter and year-to-date net sales included $13.2 million and $26.3 million of recoveries of Brazilian sales taxes paid in prior years. The comparable periods for 1998 included $2.6 million and $42.2 million in Brazilian tax incentives, respectively. Asia's unit volumes increased 9% and 12% and net sales increased 19% and 18% for the quarter and year-to-date comparisons, respectively, due to improving economic conditions in the region.

Gross Margin
------------

Gross margin percentage on products sold to net sales improved by 1.1 and 0.9 percentage points for the third quarter and year-to-date comparison with 1998. This improvement was due to the benefits resulting from the restructuring started in 1997 and ongoing productivity gains from our Operational Excellence program, partially offset by a reclassification in the second and third quarters within North America of certain sales allowances from selling, general and administrative expenses into net sales, to be consistent with the treatment of similar sales program costs in other areas of the company. The reclassification reduced the quarter's gross margin by 0.2 percentage points and the year-to-date gross margin by 0.2 percentage points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


Selling, General and Administrative
-----------------------------------

Appliance selling and administrative expenses as a percent of net sales decreased by 0.5 percentage points for the third quarter comparison with 1998 and 0.4 percentage points for the year-to-date comparison. Quarter-over-quarter improvements in Europe, Brazil and Asia and a 0.3 percentage points impact from the reclassification of sales allowances within North America contributed to the improved cost performance ratio. The year-to-date improvement provided by Europe and Asia along with the reclassification within North America, which accounted for an approximate 0.2 percentage points improvement, offset declines in North America and Brazil. The North American results included additional advertising costs and costs to implement Enterprise Resource Planning, which is based on SAP software. The comparisons for Brazil included $8.3 million and $33.1 million in bad debt expense for the 1999 quarter and year-to-date periods versus $1.2 million and $24.3 million in the year ago periods.

Other Income and Expense
------------------------

Interest and sundry income (expense) in the third quarter was $27 million unfavorable to the third quarter of 1998 due to $31 million of foreign exchange losses primarily related to the Brazilian currency and an $11 million increase in other miscellaneous costs, which were primarily a tax on Brazilian financial transactions, offsetting a $15 million decrease in interest expense, net of interest income. The decrease in interest expense, net of interest income, was due in part to a $7 million recovery of Brazilian taxes paid in prior years. Year-to-date, interest and sundry income (expense) was $214 million unfavorable, also due primarily to the Brazilian real devaluation. The Brazilian real declined from 1.21 to 1.94 per US Dollars from mid-January, when the Brazilian government changed its foreign exchange policy to a floating exchange rate, to September 30, 1999. The main impact from the devaluation occurred in the first quarter and resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53 million). Also included in this category was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency. Year-to-date, foreign exchange losses within the Brazilian operations have totalled $182 million pre-tax (Whirlpool's share after-tax and minority interest was $67 million) and charges related to short term forward contracts totaled $13 million pre-tax ($7 million after-tax).

Income Taxes
------------

The consolidated effective income tax rate was 38% for the quarter and year-to-date periods versus rates of 40% and 38%, respectively, for the year ago periods. The losses within the Brazilian operations, which resulted in tax benefits at an average lower rate than the U.S. statutory tax rate and thereby increased the effective rate, have been offset by the impact of implemented tax strategies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


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

Net Earnings
------------

Third quarter earnings from continuing operations were $107 million or $1.40 per diluted share compared to $78 million or $1.02 per diluted share in 1998. Year-to-date earnings from continuing operations were $234 million, or $3.06 per diluted share, versus earnings of $227 million, or $2.97 per diluted share, in 1998. Excluding the first quarter impact of the Brazilian currency devaluation, year-to-date earnings from continuing operations were $294 million, or $3.85 per diluted share. Including discontinued operations, 1998 net earnings were $242 million, or $3.16 per diluted share, year-to-date.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 1999 and 1998 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 1999 was $191 million compared to $314 million in 1998, reflecting the $98 million first quarter impact of the currency devaluation flowing through net earnings and minority interest and a build up of inventories over the first nine months of the year due to the business slowdown in Brazil.

Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first nine months were $281 million in 1999, down from $340 million in the 1998 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION



Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $78 million for the first nine months of 1999 versus $77 million in 1998 and the company repurchased $167 million of its shares through a previously announced stock buyback plan. The company's borrowings decreased by $122 million during the first nine months of 1999.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the September 30, 1999 balance sheet. The company's total assets were $7.0 billion and stockholders' equity totalled $1.8 billion. The balances at December 31, 1998 were total assets of $7.9 billion and stockholders' equity of $2.0 billion. The decrease in assets is due primarily to the currency devaluation in Brazil while the decrease in equity is due to currency translation adjustments, primarily in Brazil, and $167 million related to share buybacks referred to below, offsetting net earnings retention of $156 million.

On March 1, 1999, the company announced that its Board of Directors approved the repurchase of up to $250 million of the company's outstanding shares of common stock. The shares are to be purchased in the open market and through privately negotiated sales as the company deems appropriate. Through September 30, 1999, the company had repurchased a total of 2.6 million shares at a cost of $167 million.

The overall debt to invested capital ratio of 44.1% at September 30, 1999 was down over one percent from the year ago ratio, but up almost one percent from the December 31, 1998 ratio due to the share buyback offsetting the reduction in debt. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Duff & Phelps.

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

In 1999, the company began hedging the USD debt of its subsidiaries in Brazil by entering into forward contracts to reduce the company's exposure to exchange rate fluctuations. As of September 30, 1999, the notional amount of outstanding contracts totalled $104 million with expiration dates ranging from October, 1999 through February, 2000. These contracts had $4.1 million in unrealized gains as of September 30, 1999.

In December 1996, a favorable decision was obtained by Multibras S.A. Eletrodomesticos (Multibras) and Empresa Brasileira de Compresorres S.A. (Embraco) with respect to additional

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


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

The company currently does not anticipate any material adverse effect on its computer software systems as a result of the Year 2000 problem. Key internal computer systems have been evaluated for Year 2000 compliance and regional remediation plans have been developed. Work is underway to replace or upgrade key internal systems to ensure they remain operational up to and beyond December 31, 1999. Critical computer systems have been upgraded and implemented. Testing and audits will continue through the end of 1999 to insure no new problems are introduced. The company anticipates that Year 2000 remediation projects will be successfully completed according to plan and that the costs of such projects will not be material to the company. The cumulative cost of projects dedicated solely to Year 2000 remediation is approximately $19 million and is currently expected to be approximately $27 million by December 31, 1999. These costs do not include the cost of upgrading systems for other business reasons; such upgrades will usually provide the additional benefit of making the systems Year 2000 compliant. Also excluded is the cost of business assessments and readiness activities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION


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

The company has taken further steps to increase the global coordination of its Year 2000 compliance program and has appointed a global project manager to oversee the Year 2000 compliance efforts of the company's operations in each region. As part of this global coordination, an outside consultant has completed reviews of the internal Year 2000 programs of the company's operations in each of its regions around the world. The latest review during September indicated that the company's major business units in its key markets of Europe, North America and Latin America are following reasonable plans to address the Year 2000 issue. The company's increased focus on business units in India and China has resulted in significant process over the past several months and these units are now aligned with the other regional programs.

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

                        Quarter Ended September 30, 1999



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

                                   WHIRLPOOL CORPORATION
                                       (Registrant)



                                   By /s/ Mark Brown
                                      -------------------------
                                          Mark Brown
                                     Senior Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)



November 11, 1999