Form 10-K405
period 1999-12-31
WHIRLPOOL CORP /DE/
filed 2000-03-20
CIK 106640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from to

                          Commission File No. 1-3932

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   No
        X

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

   The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and elected officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on March 1, 2000, was $3,866,139,250.

   On March 1, 2000, the registrant had 73,243,737 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                                   Part of Form 10-K into
                              Document                               which incorporated
                              --------                             ----------------------
   The Company's Annual Report to Stockholders for the year ended
    December 31, 1999 (the "Annual Report")                          Parts I, II and IV
   The Company's proxy statement for the 2000 annual meeting of
    stockholders (SEC File No. 1-3932) (the "Proxy Statement")            Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business.

                                    General

   Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. As used herein, and except where the context otherwise requires, the terms "Company" and "Whirlpool" include Whirlpool Corporation and its consolidated subsidiaries. All currency figures are in U.S. dollars.

             Financial Information Relating to Operating Segments,
               Foreign and Domestic Operations and Export Sales

   The Company operates predominantly in the business segment classified as Major Home Appliances.

   During 1999 the Company's U.S. operations sold product into Canada, Mexico, Latin America, the Caribbean, Asia, Europe, Africa, and the Middle East. However, export sales by the Company's U.S. operations were less than 10% of gross revenues.

   For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

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

   The following table sets forth information regarding the total revenue contributed by each class of similar products which accounted for 10% or more of the Company's consolidated revenue in 1999, 1998, and 1997:

Year ended December 31 (millions of dollars)     Percent  1999    1998    1997
--------------------------------------------     ------- ------- ------- ------
Home Laundry Appliances.........................   29%   $ 3,091 $ 2,932 $2,704
Home Refrigeration and Room Air Conditioning
 Equipment......................................   34%   $ 3,563 $ 3,622 $2,913
Home Cooking Appliances.........................   16%   $ 1,642 $ 1,625 $1,434
Other...........................................   21%   $ 2,215 $ 2,144 $1,566
                                                  ----   ------- ------- ------
  Net Sales.....................................  100%   $10,511 $10,323 $8,617
                                                  ====   ======= ======= ======

   The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and microwave hood combinations and a major supplier to Sears of dishwashers, free-standing ranges, and home refrigeration equipment. The Company also supplies Sears with certain other products for which the Company is not currently a major supplier. Sales of such other products to Sears are not significant to the Company's business. The Company supplies products to Sears for sale under Sears' Kenmore and Sears brand names. Sears has also been a major outlet for the Company's Whirlpool and KitchenAid brand products since 1989. In 1999 approximately 18% of the Company's net sales were attributable to sales to Sears.

   Major home appliances are marketed and distributed in the United States under the Whirlpool, KitchenAid, Roper, and Estate brand names primarily to retailers, buying groups, and builders. KitchenAid portable appliances are sold to retailers either directly or through an independent representative organization. The Company sells product to the builder trade both directly and through contract distributors. Major home appliances are manufactured and/or distributed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Estate, Roper, and KitchenAid brand names. In Mexico the Company's affiliate, Vitromatic S.A., manufactures and markets major home appliances for sale under the Whirlpool, Acros, and Supermatic brand names. Refrigerator-freezers, laundry products, room air conditioners, residential trash compactors, residential and component ice makers, cooking products, dishwashers, and other products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

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

   In Asia the Company markets and distributes its major home appliances through three operating regions: the South Asia Sales region based in New Delhi, which includes India and surrounding markets; the Asia Pacific Sales region, which includes the ASEAN countries, Korea, Japan, Australia, New Zealand, Hong Kong, and Taiwan; and the China Sales region through Whirlpool Narcissus and Whirlpool Shunde. With the exception of the Narcissus and Taiwan joint ventures, all of these entities are wholly-owned by Whirlpool. The Company markets and sells its products in Asia under the Whirlpool, KitchenAid, Bauknecht, and Ignis brand names.

   In Latin America the Company markets and distributes its major home appliances through regional networks under the Whirlpool, Brastemp, Consul, and Eslabon de Lujo brand names. Appliance sales and distribution in Brazil, Argentina, Bolivia, and Chile are managed through subsidiaries owned by Multibras S.A. Eletrodomesticos ("Multibras"), the Company's Brazilian subsidiary, and in Bolivia, Peru, Paraguay, and Uruguay through independent distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, and Ecuador are managed through Whirlpool sales subsidiaries which are part of Whirlpool's North America Region and through independent distributors. In Colombia the Company operates a sales branch which sells and distributes products for the Colombian market.

                                  Competition

   The major home appliance business is highly competitive. The Company believes that, in terms of units sold annually, it is the largest United States manufacturer of home laundry appliances and one of the largest United States manufacturers of home refrigeration and room air conditioning equipment, dishwashers, and cooking products. The Company estimates that during 1999 with respect to U.S. manufacturers, there were approximately five manufacturers of home laundry appliances, ten manufacturers of room air conditioning equipment, five manufacturers of home refrigeration equipment, five manufacturers of dishwashers, and five manufacturers of cooking products. Competition in the North American major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion.

   The Company believes that in Europe it is, in terms of units sold annually, one of the three largest manufacturers and marketers of major home appliance products. The Company estimates that during 1999 there were approximately 35 European manufacturers of major home appliances, the majority of which manufacture a limited range of products for a specific geographic region. In recent years there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes this trend will continue. The Company believes it is in a favorable position in Europe relative to its competitors because it has an experienced European sales network, balanced sales throughout the European market under well-recognized brand names, manufacturing facilities located in different countries, and the ability to customize its products to meet the specific needs of diverse consumer groups. Competition in the European major home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. With respect to microwave ovens, Western European manufacturers face competition from manufacturers in Asia, primarily China, South Korea, and Japan.

   In Asia the major domestic appliance market is characterized by rapid growth and is dominated primarily by Asian diversified industrial manufacturers whose significant size and scope of operations enable them to achieve economies of scale. The Company estimates that during 1999 there were approximately 50 manufacturers of major home appliances competing in the Asian market. Competition in the Asian home appliance business is based on a wide variety of factors including principally local production capabilities, product features, price, product quality and performance.

   The Company believes that it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names such as Whirlpool, Brastemp, Consul, and Eslabon de Lujo to meet the specific requirements of consumers in the region. The Company estimates that during 1999 there were approximately 20 manufacturers of home appliances in the region. Competition in the Latin American home appliance business is based on a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising, and promotion. In Latin America there are trends toward privatization of government-owned businesses and a liberalization of investment and trade restrictions.

   As a result of its global expansion, the Company believes it has a competitive advantage by reason of its ability to leverage engineering capabilities across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

                                   Employees

   The Company and its consolidated subsidiaries had approximately 61,000 employees as of December 31, 1999.

                               Other Information

   The Company has a controlling equity interest in Brasmotor S.A., the Company's long-time partner in Latin America and the parent company of certain Latin American manufacturers of major home appliances and components (Empressa Brasileira de Compressores S.A. (Embraco) and Multibras). The Company has a minority equity interest in Vitromatic, S.A., a Mexican manufacturer of home appliances and components. In China the Company has a majority interest in Whirlpool Narcissus (Shanghai) Company Limited, a joint venture company that manufactures automatic washing machines for sale and distribution in China and for export, and a minority interest in Shenzhen Electra Air-Conditioner Co. Limited, a joint venture company that manufactures air conditioners. In India the Company has a majority interest in a company that produces refrigeration products and washing machines for the Indian market and for export to the rest of Asia. The Company also has a minority equity interest in a Taiwanese marketer and distributor of home appliances. The Company has a significant minority equity interest in a major manufacturer of kitchen furniture in Germany that is also a major trade customer of the Company. In addition, the Company furnishes engineering, manufacturing, and marketing assistance to certain foreign manufacturers of home laundry and refrigeration equipment and other major home appliances for negotiated fees.

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

   Since the real devaluation in January 1999, the Brazilian economy has been gradually improving throughout the year. The white goods industry in Brazil declined in 1999 as a consequence of high interest rates, limited credit availability, and a high unemployment level. However, the Company's performance has been superior to market performance, resulting in the Company's gain in market share. In the foreseeable future, it is expected that Brazil will experience moderate but steady GDP growth, a trend that began in the fourth quarter of 1999. The gradual easing of interest rates by the Brazilian Central Bank is likely to improve demand. Despite an inflation spike toward the end of 1999, inflation is likely to remain under control given current economic conditions. The reduction of country risk due to improved payment balance, reduction in fiscal deficit, and a calm political environment should result in greater exchange rate stability in the future.

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

   Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and the U.S. and foreign registrations thereof. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, the KitchenAid Mixer Shape, Roper, and Inglis. In Europe Whirlpool, through its subsidiaries, is also the owner of a number of trademarks and the foreign registrations thereof. The most important trademarks owned by the Company in Europe are Bauknecht, Ignis, and Laden. In Latin America the most important trademarks owned by the Company are Brastemp, Consul and Eslabon de Lujo. The most important trademark for the Company's European, Asian, and Latin American operations is Whirlpool.

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

   The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to seek to comply with all such laws and regulations. When laws and regulations are inadequate, the Company has established and is following its own standards consistent with its commitment to environmental responsibility.

   The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with such provisions worldwide amounted to approximately $30 million in 1997, $30 million in 1998, and $19 million in 1999. The decrease from 1998 to 1999 is attributable to the completion of air and water pollution control capital improvement projects in 1998, as well as benefits from previous pollution prevention projects. It is estimated that in 2000 environmental capital expenditures and expenses for manufacturing operations will be approximately $22 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2000.

   The entire United States home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of HCFCs used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Compliance with these various standards as they become effective will require some product redesign.

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

   The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of so-called "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters. In 1999 the Company evaluated its facilities in Brazil and does not anticipate any material adverse effect upon the Company's earnings or financial condition from the environmental condition of these facilities.

   In an effort to enhance productivity and business systems performance, the Company is implementing an integrated business software package to replace and consolidate many of its existing stand-alone systems. The new system was implemented in Austria, Brazil, Canada, Germany, and Switzerland in 1998, and in the United States and the Netherlands in 1999. The project is expected to be completed within the next two years.

   The following table sets forth the names of the Company's executive officers at December 31, 1999, the positions and offices with the Company held by them at such date, the year they first became officers, and their ages at December 31, 1999:

                                                                        First Became
Name                                  Office                             an Officer  Age
----                                  ------                            ------------ ---
David R.   Director, Chairman of the Board and                              1983     57
 Whitwam   Chief Executive Officer

Jeff M.                                                                     1993     42
 Fettig    Director, President and Chief Operating Officer

Mark E.                                                                     1999     48
 Brown     Executive Vice President and Chief Financial Officer

Bengt G.                                                                    1999     46
 Engstrom  Executive Vice President and President, Whirlpool Europe

Daniel F.                                                                   1989     52
 Hopp      Senior Vice President, Corporate Affairs and General Counsel

Ronald L.                                                                   1991     56
 Kerber    Executive Vice President and Chief Technology Officer

Greg A.                                                                     1998     50
 Lee       Senior Vice President, Human Resources

Paulo                                                                       1997     53
 F.M.
 Periquito Executive Vice President and President, Latin America

Michael                                                                     1997     51
 D.
 Thieneman Executive Vice President, North American Region

   Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2000 and until his successor is chosen and qualified or until his earlier resignation or removal.

   Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for:

 Name                            Company/Position                          Period
 ----                            ----------------                          ------
 Greg A. Lee          St. Paul Companies                       December 1992 through May 1998
                      Senior Vice President, Human Resources

 Paulo F.M. Periquito Multibras S.A. Chief Executive Officer   March 1996 through present

                      ALCOA Latin America                      1981 through March 1996
                      Executive Vice President and Chief
                      Operating Officer (last title held)

ITEM 2. Properties.

   The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 1999, the principal manufacturing and service operations of the Company were carried on at 44 locations worldwide, 34 of which are located in 12 countries outside the United States. The Company occupied a total of approximately 41.7 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 12.4 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3. Legal Proceedings.

   As of, and during the quarter ended, December 31, 1999, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange.

   As of March 1, 2000, the number of holders of record of the Company's common stock was approximately 12,364.

   High and low sales prices (as reported on the New York Stock Exchange composite tape) and cash dividends declared and paid for the Company's common stock for each quarter during the years 1998 and 1999 are set forth in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report and incorporated herein by reference.

ITEM 6. Selected Financial Data.

   The selected financial data for the five years ended December 31, 1999 with respect to the following line items are shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report and incorporated herein by reference: Total revenues, earnings from continuing operations before accounting change, earnings from continuing operations before accounting change per share of common stock, dividends paid per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, and earnings of foreign affiliates.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   See the Management's Discussion and Analysis section of the Annual Report which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Information with respect to market risk can be found under the caption "Market Risk" in the Management's Discussion and Analysis section of the Annual Report which is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

   The consolidated financial statements of the Company are contained in the Annual Report and incorporated herein by reference. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1999 and 1998 is set forth in Note 16 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

   Information with respect to directors of the Company can be found under the caption "Directors and Nominees for Election as Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. Executive Compensation.

   Information with respect to compensation of executive officers and directors of the Company can be found under the captions "Executive Compensation" and "Compensation of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

   Information with respect to security ownership by the only person(s) known to the Company to beneficially own more than 5% of the Company's stock and by each director of the Company and all directors and elected officers of the Company as a group can be found under the caption "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

   Information with respect to certain transactions with executive officers and directors of the Company and others can be found under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

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

   (b) Reports on Form 8-K filed during the fourth quarter of 1999.

    A current report on Form 8-K for November 4, 1999 pursuant to item 5-- "Other Events" announced that the Company was making a tender offer for the outstanding publicly traded shares in Brazil of its subsidiaries Multibras and Brasmotor S.A.

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

                                          Whirlpool Corporation
                                          (Registrant)

                                                       Mark E. Brown
                                          By___________________________________
                                                       Mark E. Brown
                                               (Principal Financial Officer)
                                            Executive Vice President and Chief
                                                     Financial Officer

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

          Jeff M. Fettig*            Director, President and
____________________________________  Chief Operating Officer
           Jeff M. Fettig             (Principal Operating
                                      Officer)

           Mark E. Brown*            Executive Vice President and
____________________________________  Chief Financial Officer
           Mark E. Brown              (Principal Financial
                                      Officer)

          Betty A. Beaty*            Vice President and
____________________________________  Controller (Principal
           Betty A. Beaty             Accounting Officer)

            Herman Cain*             Director                        March 20, 2000
____________________________________
            Herman Cain

         Gary T. DiCamillo*          Director
____________________________________
         Gary T. DiCamillo

         Allan D. Gilmour*           Director
____________________________________
          Allan D. Gilmour

        Kathleen J. Hempel*          Director
____________________________________
         Kathleen J. Hempel

          James M. Kilts*            Director
____________________________________
           James M. Kilts

             Signature                           Title                    Date
             ---------                           -----                    ----


         Arnold G. Langbo*           Director
____________________________________
          Arnold G. Langbo

          Miles L. Marsh*            Director
____________________________________
           Miles L. Marsh

          Philip L. Smith*           Director                        March 20, 2000
____________________________________
          Philip L. Smith

           Paul G. Stern*            Director
____________________________________
           Paul G. Stern

         Janice D. Stoney*           Director
____________________________________
         Janice D. Stoney

    /s/ Daniel F. Hopp
*By____________________________
        Daniel F. Hopp
       Attorney-in-Fact

                          ANNUAL REPORT ON FORM 10-K

                       ITEMS 14(a) (1) AND (2) AND 14(d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1999

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

    Consolidated balance sheets--December 31, 1999 and 1998

    Consolidated statements of earnings--Three years ended December 31,
    1999

    Consolidated statements of changes in stockholders' equity--Three years ended December 31, 1999

    Consolidated statements of cash flows--Three years ended December 31,
    1999

    Notes to consolidated financial statements

   The following reports of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 14(a) (2) and 14(d):

                                                                            Page
                                                                            ----
    Report of Ernst & Young LLP, Independent Auditors......................  F-2
    Reports of PricewaterhouseCoopers, Independent Auditors................  F-3
    Schedule II--Valuation and qualifying account..........................  F-9

   The following exhibits are included herein:

    Exhibit 11--Statement Re: Computation of Earnings Per Share............ F-10
    Exhibit 12--Ratio of Earnings to Fixed Charge.......................... F-11

   Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary. Summarized financial information relating to the affiliated companies is set forth in
Note 6 of the Notes to Consolidated Financial Statements incorporated by reference herein.

   Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS
WHIRLPOOL CORPORATION--BENTON HARBOR, MICHIGAN

   We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 and 1997 financial statements of Brasmotor S.A. and its consolidated subsidiaries, which statements reflect total assets of $2,500 million as of December 31, 1998 and net earnings of $58 million and $41 million for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Brasmotor S.A. and its consolidated subsidiaries, is based on the reports of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and, for 1998 and 1997, the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      [SIGNATURE]

Chicago, Illinois
January 20, 2000

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

[PRICEWATERHOUSECOOPERS SIGNATURE]

PricewaterhouseCoopers
Auditores Independentes


Sao Paulo, Brazil
January 18, 1999

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 1999, 1998, and 1997

                             (millions of dollars)

         Col. A                 Col. B                     Col. C                  Col. D        Col. E
         ------          -------------------- --------------------------------- ------------ --------------
                                                          Additions
                                              ---------------------------------
                                                    (1)              (2)
                         Balance at Beginning Charged to Costs Charged to Other Deductions-- Balance at End
      Description             of Period         and Expenses    Accounts/Other    Describe     of Period
      -----------        -------------------- ---------------- ---------------- ------------ --------------
Year Ended December 31,
1999:
  Allowances for
  doubtful accounts--
  trade receivables.....         $116               $ 30                            $ 22(B)       $124
                                 ====               ====                            ====          ====
  Allowances for
  doubtful accounts--
  financing receivables
  and leases............         $ 71               $  0                            $ 59(C)       $ 12
                                 ====               ====                            ====          ====
  Accrued expenses--
  restructuring costs...         $117               $--                             $ 78(E)       $ 39
                                 ====               ====                            ====          ====
Year Ended December 31,
1998:
  Allowances for
  doubtful accounts--
  trade receivables.....         $134               $ 45                            $ 63(B)       $116
                                 ====               ====                            ====          ====
  Allowances for
  doubtful accounts--
  financing receivables
  and leases............         $ 90               $  0                            $ 19(C)       $ 71
                                 ====               ====                            ====          ====
  Accrued expenses--
  restructuring costs...         $212               $--                             $ 95(E)       $117
                                 ====               ====                            ====          ====
Year Ended December 31,
1997:
  Allowances for
  doubtful accounts--
  trade receivables.....         $ 45               $ 34             $55(A)         $  0(B)       $134
                                 ====               ====             ===            ====          ====
  Allowances for
  doubtful accounts--
  financing receivables
  and leases............         $ 50               $125             $ 0            $ 85(C)       $ 90
                                 ====               ====             ===            ====          ====
  Accrued expenses--
  restructuring costs...         $ 32               $343             $ 5(D)         $168E)        $212
                                 ====               ====             ===            ====          ====

----
Note A--The amount represents the allowance for doubtful accounts balance on the balance sheet of Brasmotor S.A. at the time of consolidation in 1997.
Note B--The amounts represent accounts charged off, less recoveries of $2 in 1999, $5 in 1998 and $15 in 1997, translation adjustments and transfers.
Note C--The amount for 1998 represents a transfer to the trade receivable allowance while the amount for 1997 and 1996 represent accounts charged off, less recoveries of $4 and $3, respectively.
Note D--The amount represents the restructructuring provision on the balance sheet of Brasmotor S.A. at the time of consolidation in 1997.
Note E--Includes cash payments for employee severance and related costs, lease terminations, facility dispositions and other cash costs; write-down of facilities, equipment and other assets; and translation adjustments.

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 14(a)(3) and 14(c)
                                 EXHIBIT INDEX
                          YEAR ENDED DECEMBER 31, 1999

   The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c):

 Number and                                                          Sequential
 Description                                                            Page
 of Exhibit                                                           Numbers*
 -----------                                                         ----------
 3(i)        Restated Certificate of Incorporation of the Company
             [Incorporated by reference from Exhibit 3(i) to the
             Company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 1993] [File No. 1-3932]
 3(ii)       Amended and Restated By-laws of the Company as
             amended August 17, 1999.
 4(i)        The registrant hereby agrees to furnish to the
             Securities and Exchange Commission, upon request, the
             instruments defining the rights of holders of each
             issue of long-term debt of the registrant and its
             subsidiaries.
 4(ii)       Rights Agreement, dated April 21, 1998, between
             Whirlpool Corporation and First Chicago Trust Company
             of New York, with exhibits [Incorporated by reference
             from Exhibit 4 to the Company's Form 8-K, dated April
             22, 1998] [File No. 1-3932]
 10(iii)     (a) Whirlpool Retirement Benefits Restoration Plan
                 (as amended January 1, 1992) [Incorporated by
                 reference from Exhibit 10(iii)(a) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993] [File No. 1-
                 3932]
 10(iii)     (b) 1979 Stock Option Plan (as amended April 28,
                 1987) [Incorporated by reference from Exhibit
                 10(iii)(b) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File No. 1-3932]
 10(iii)     (c) Whirlpool Supplemental Executive Retirement Plan
                 (as amended and restated effective December 31,
                 1993) [Incorporated by reference from Exhibit
                 10(iii)(c) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File No. 1-3932]
 10(iii)     (d) Resolution adopted on December 12, 1989 by the
                 Board of Directors of the Company adopting a
                 compensation schedule, life insurance program and
                 retirement benefit program for eligible
                 Directors. [Incorporated by reference from
                 Exhibit 10(iii)(d) to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December
                 31, 1993] [File No.1-3932]
 10(iii)     (e) Resolution adopted on December 8, 1992 by the
                 Board of Directors of the Company adopting a
                 Flexible Compensation Program for the
                 Corporation's nonemployee directors.
                 [Incorporated by reference from Exhibit
                 10(iii)(e) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File No. 1-3932]
 10(iii)     (f) Whirlpool Corporation Deferred Compensation Plan
                 for Directors (as amended effective January 1,
                 1992 and April 20, 1993) [Incorporated by
                 reference from Exhibit 10(iii)(f) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993] [File No. 1-
                 3932]

 Number and                                                          Sequential
 Description                                                            Page
 of Exhibit                                                           Numbers*
 -----------                                                         ----------
 10(iii)     (g) Form of Agreement providing for severance
                 benefits for certain executive officers
                 [Incorporated by reference from Exhibit
                 10(iii)(g) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File No. 1-3932]
 10(iii)     (h) Whirlpool Corporation 1989 Omnibus Stock and
                 Incentive Plan (as amended June 20, 1995)
                 [Incorporated by reference from Exhibit
                 10(iii)(r) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1995]
                 [File No. 1-3932]
 10(iii)     (i) Whirlpool Corporation Restricted Stock Value
                 Program (Pursuant to the 1989 Whirlpool
                 Corporation Omnibus Stock and Incentive Plan)
                 [Incorporated by reference from Exhibit
                 10(iii)(i) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File 1-3932]
 10(iii)     (j) Whirlpool Executive Stock Appreciation and
                 Performance Program (Pursuant to the 1989
                 Whirlpool Corporation Omnibus Stock and Incentive
                 Plan) [Incorporated by reference from Exhibit
                 10(iii)(j) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File No. 1-3932]
 10(iii)     (k) Whirlpool Corporation Nonemployee Director Stock
                 Ownership Plan (as amended February 16, 1999,
                 effective April 20, 1999 [Incorporated by
                 reference from Exhibit A to the Company's proxy
                 statement for the 1999 annual meeting of
                 stockholders] [File No. 1-3932]
 10(iii)     (l) Whirlpool 401(k) Plan (as amended and restated
                 April 1, 1993) [Incorporated by reference from
                 Exhibit 10(iii)(l) to the Company's Annual Report
                 on Form 10-K for the fiscal year ended December
                 31, 1993] [File No. 1-3932]
 10(iii)     (m) Whirlpool Performance Excellence Plan (as amended
                 January 1, 1992, February 15, 1994 and April 20,
                 1999) [Incorporated by reference from Exhibit B
                 to the Company's proxy statement for the 1999
                 annual meeting of stockholders] [File No. 1-3932]
 10(iii)     (n) Whirlpool Corporation Executive Deferred Savings
                 Plan (as amended effective January 1, 1992)
                 [Incorporated by reference from Exhibit
                 10(iii)(n) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1993]
                 [File No. 1-3932]
 10(iii)     (o) Whirlpool Corporation Executive Officer Bonus
                 Plan (Effective as of January 1, 1994)
                 [Incorporated by reference from Exhibit
                 10(iii)(o) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994]
                 [File No. 1-3932]
 10(iii)     (p) Whirlpool Corporation Charitable Award
                 Contribution and Additional Life Insurance Plan
                 for Directors (Effective April 20, 1993)
                 [Incorporated by reference from Exhibit
                 10(iii)(p) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994]
                 [File No. 1-3932]
 10(iii)     (q) Whirlpool Corporation Career Stock Grant Program
                 (Pursuant to the 1989 Whirlpool Corporation
                 Omnibus Stock and Incentive Plan) [Incorporated
                 by reference from Exhibit 10(iii)(q) to the
                 Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995] [File No. 1-
                 3932]
 10(iii)     (r) Whirlpool Corporation 1996 Omnibus Stock and
                 Incentive Plan (as amended, effective February
                 16, 1999).

 Number and                                                          Sequential
 Description                                                            Page
 of Exhibit                                                           Numbers*
 -----------                                                         ----------
 10(iii)     (s) Whirlpool Corporation 1998 Omnibus Stock and
                 Incentive Plan (as amended, effective February
                 16, 1999
 11          Statement Re: Computation of Earnings per share
 12          Statement Re: Computation of the Ratios of Earnings
             to Fixed Charges
 13          Management's Discussion and Analysis and Consolidated
             Financial Statements contained in Annual Report to
             Stockholders for the year ended December 31, 1999
 21          List of Subsidiaries
 23ii(a)     Consent of Ernst & Young LLP
 23ii(b)     Consent of PricewaterhouseCoopers
 24          Powers of Attorney
 27          Financial Data Schedules

--------
*This information appears only in the manually signed originals of the Form
   10-K and conformed copies with exhibits.