Form 10-Q
period 2000-03-31
WHIRLPOOL CORP /DE/
filed 2000-05-15
CIK 106640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000.

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

                                             Yes X    No
                                                ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock             Shares outstanding at March 31, 2000
       ---------------------             ------------------------------------

Common stock, par value $1 per share                    73,041,775

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                         Quarter Ended March 31, 2000



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

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                         FOR THE PERIOD ENDED MARCH 31
             (millions of dollars except share and dividend data)

                                                      Three Months Ended
                                                   ----------------------
                                                      2000        1999
                                                   ----------   ---------
Net sales                                            $2,590      $2,486

EXPENSES:
  Cost of products sold                               1,942       1,867
  Selling and administrative                            405         421
  Intangible amortization                                 8           9
                                                     ------      ------
                                                      2,355       2,297
                                                     ------      ------
     OPERATING PROFIT                                   235         189

OTHER INCOME (EXPENSE):
   Interest and sundry income (expense)                  (9)       (152)
   Interest expense                                     (38)        (41)
                                                     ------      ------
     EARNINGS (LOSS) BEFORE INCOME TAXES
       AND OTHER ITEMS                                  188          (4)
         Income taxes                                    71           8
                                                     ------      ------
     EARNINGS (LOSS) BEFORE EQUITY EARNINGS
       AND MINORITY INTERESTS                           117         (12)

       Equity in earnings of affiliated companies        (2)         (2)
       Minority interests                                (3)         42
                                                     ------      ------
     NET EARNINGS                                      $112         $28
                                                     ======      ======

Per share of common stock:
      Basic earnings from continuing operations       $1.53       $ .37
      Basic net earnings                              $1.53       $ .37

      Diluted earnings from continuing operations     $1.52       $ .36
      Diluted net earnings                            $1.52       $ .36

      Cash dividends                                  $ .34       $ .34
                                                     ======      ======

      See notes to consolidated condensed financial statements.


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)

                                               March 31        December
                                                 2000            1999
                                              (Unaudited)      (Audited)
                                              -----------      ---------
ASSETS

Current Assets
--------------
Cash and equivalents                            $    175        $    261
Trade receivables, less allowances
     (2000: $127; 1999: $124)                      1,598           1,477
Inventories                                        1,237           1,065
Prepaid expenses and other                           219             286
Deferred income taxes                                 92              88
                                                --------        --------
Total Current Assets                               3,321           3,177





Other Assets
------------
Investment in affiliated companies                   114             112
Intangibles, net                                     797             795
Deferred income taxes                                247             247
Other                                                337             317
                                                --------        --------
                                                   1,495           1,471



Property, Plant and Equipment
-----------------------------
Land                                                  68              70
Buildings                                            857             863
Machinery and equipment                            4,258           4,249
Accumulated depreciation                          (3,035)         (3,004)
                                                --------        --------
                                                   2,148           2,178

Total Assets                                    $  6,964        $  6,826
                                                ========        ========

                                                    March 31         December 31
                                                     2000                1999
                                                  (Unaudited)         (Audited)
                                                  -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                     $   966             $   444
Accounts payable                                    1,174               1,081
Employee compensation                                 221                 300
Accrued expenses                                      840                 803
Restructuring costs                                    23                  39
Current maturities of long-term debt                  238                 225
                                                  -------             -------
Total Current Liabilities                           3,462               2,892


Other Liabilities
-----------------
Deferred income taxes                                 148                 157
Postemployment benefits                               615                 612
Other liabilities                                     166                 168
Long-term debt                                        520                 714
                                                  -------             -------
                                                    1,449               1,651

Minority Interests                                    154                 416


Stockholders' Equity
--------------------
Common stock                                           84                  84
Paid-in capital                                       383                 374
Retained earnings                                   2,354               2,268
Unearned restricted stock                              (7)                 (6)
Accumulated other comprehensive income (loss)        (418)               (443)
Treasury stock - at cost                             (497)               (410)
                                                  -------             -------
Total Stockholders' Equity                          1,899               1,867

                                                  -------             -------
Total Liabilities and Stockholders' Equity        $ 6,964             $ 6,826
                                                  =======             =======


See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                             WHIRLPOOL CORPORATION
                        FOR THE QUARTER ENDED MARCH 31
                             (millions of dollars)

                                                                           Accumulated
                                                                              Other
                                                              Retained    Comprehensive                    Treasury Stock/
                                                  Total       Earnings       Income        Common Stock    Paid-in-Capital
                                                 --------   -----------  ---------------  --------------  -----------------
Beginning balance, January 1, 1999                $2,001      $2,024         $ (183)          $   83            $   77

Comprehensive income
 Net income                                           28          28
 Foreign currency items, net of tax                 (203)                      (203)
                                                  ------
Comprehensive income                                (175)
                                                  ------

Common stock issued                                  (37)                                                          (37)
Dividends declared on common stock                   (27)        (27)
                                                  ------      ------         ------           ------            ------
Ending balance, March 31, 1999                    $1,762      $2,025         $ (386)          $   83            $   40
                                                  ======      ======         ======           ======            ======

Beginning balance, January 1, 2000                $1,867      $2,268         $ (443)          $   84            $  (42)

Comprehensive income
 Net income                                          112         112
 Foreign currency items, net of tax                   25                         25
                                                  ------
Comprehensive income                                 137
                                                  ------

Common stock issued                                  (79)                                                          (79)
Dividends declared on common stock                   (26)        (26)
                                                  ------      ------         ------           ------            ------
Ending balance, March 31, 2000                    $1,899      $2,354         $ (418)          $   84            $ (121)
                                                  ======      ======         ======           ======            ======

See notes to consolidated condensed financial statements.

   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    WHIRLPOOL CORPORATION
               FOR THREE MONTHS ENDED MARCH 31
                    (millions of dollars)

                                                    2000        1999
                                                  -------     -------
OPERATING ACTIVITIES
Net earnings (loss)                               $   112     $    28
Depreciation                                           94         100
Deferred income taxes                                  38         (24)
Equity in net earnings of affiliated
  companies, less dividends received                    2           3
Provision for doubtful accounts                         -          12
Amortization of goodwill                                8           9
Restructuring charges, net of cash paid               (16)        (24)
Minority interests                                      3         (42)
Changes in assets and liabilities,
  net of effects of business
  acquisitions and dispositions:
    Trade receivables                                (135)        (79)
    Inventories                                      (181)       (148)
    Accounts payable                                  111         (42)
    Other - net                                      (119)        (42)
                                                  -------     -------
  CASH USED FOR
   OPERATING ACTIVITIES                           $   (83)    $  (249)
                                                  -------     -------
INVESTING ACTIVITIES
Net additions to properties                       $   (77)    $   (65)
Acquisitions of businesses,
  less cash acquired                                 (283)          -
                                                  -------     -------
  CASH USED FOR
    INVESTING ACTIVITIES                          $  (360)    $   (65)
                                                  -------     -------
FINANCING ACTIVITIES
Proceeds of short-term borrowings                 $ 6,243     $ 3,569
Repayments of short-term borrowings                (5,629)     (3,430)
Proceeds of long-term debt                              3          67
Repayments of long-term debt                         (157)        (30)
Dividends                                             (26)        (27)
Purchase of treasury stock                            (98)        (41)
Other                                                  21         (20)
                                                  -------     -------
  CASH PROVIDED BY
    FINANCING ACTIVITIES                              357          88
                                                  -------     -------
  INCREASE / (DECREASE) IN
    CASH AND EQUIVALENTS                          $   (86)    $  (226)

  Cash and equivalents at beginning of year           261         636
                                                  -------     -------

  CASH AND EQUIVALENTS AT END OF PERIOD           $   175     $   410
                                                  =======     =======

   See notes to consolidated condensed financial statements.

                 WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
         ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2000 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1999.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table provides the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       2000       1999
                                                     --------  --------
(dollars in millions except earnings per share)

Basic:
Average Shares Outstanding                              73.5      75.9

Diluted:
Average Shares Outstanding                              73.5      75.9
Treasury Stock Method:
  Stock Options                                          0.5       0.2
                                                     -------   -------

Diluted Average Shares Outstanding                      74.0      76.1
                                                     =======   =======

Net Earnings                                         $ 112.2   $  27.8

Basic Net Earnings Per Share                         $  1.53   $  0.37

Diluted Net Earnings Per Share                       $  1.52   $  0.36



NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

On January 7, 2000, the company completed its tender offer for the outstanding publicly traded shares in Brazil of its subsidiaries Brasmotor S.A. (Brasmotor) and Multibras S.A. Eletrodomesticos (Multibras). In completing the offer, the company purchased additional shares of Brasmotor and Multibras for $283 million. With this additional investment, the company's equity interest in its Brazilian subsidiaries increased from approximately 55% to approximately 87%.

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C--INVENTORIES

Inventories consist of the following:

                                             March 31        December 31
                                               2000             1999
                                            -----------      -----------
                                                (millions of dollars)
Finished products                            $  1,124         $    932
Raw materials and work in process                 281              301
                                            -----------      -----------
  Total FIFO cost                               1,405            1,233

Less excess of FIFO cost
  over LIFO cost                                  168              168
                                            -----------      -----------
                                             $  1,237         $  1,065
                                            ===========      ===========

NOTE D--RESTRUCTURING CHARGES

During 1997, the company incurred restructuring costs of $343 million ($244 million cash costs and $99 million noncash costs) to better align the company's cost structure within the global home-appliance marketplace. Pretax restructuring charges of $172 million, $101 million, $35 million, $25 million and $10 million relate to the company's European, Asian, Latin American, corporate and North American operations, respectively. More than 90% of the cash costs have been paid to date, with the remainder to be paid in 2000. The restructuring charge includes the elimination of 7,900 global positions of which more than 7,600 positions have been eliminated to date.


NOTE E--BRAZILIAN CURRENCY DEVALUATION

The Brazilian real declined from 1.21 to 1.72 per USD from mid-January 1999, when the Brazilian government changed its foreign exchange policy to a floating exchange rate, to March 31, 1999. Because the Brazilian operations maintained significant USD denominated debt on their books at that time, the currency devaluation resulted in a $146 million pre-tax charge to earnings (Whirlpool's share after-tax and minority interest was $53 million). Also included in other income and expense was a $12 million pre-tax mark-to-market charge ($7 million after-tax) related to short term forward contracts purchased to hedge movement in Brazil's currency.


NOTE F--CONTINGENCIES

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

At March 31, 2000, the company had $210 million in receivables subject to recourse provisions and $182 million in guarantees of customer lines of credit at commercial banks.

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

Three Months                North                Latin               Other and         Total
Ended March 31             America    Europe    America    Asia    (Eliminations)    Whirlpool
----------------------------------------------------------------------------------------------
Sales
2000                        $1,556    $  569     $  416    $ 84         $(39)         $2,590
1999                        $1,438    $  611     $  374    $ 84         $(21)         $2,486

Intangible amortization
2000                        $    1    $    4     $    1    $  1         $  1          $    8
1999                        $    1    $    4     $    1    $  1         $  2          $    9

Depreciation
2000                        $   40    $   19     $   25    $  5         $  5          $   94
1999                        $   40    $   23     $   25    $  6         $  6          $  100

Operating profit (loss)
2000                        $  205    $   39     $   26    $  3         $(38)         $  235
1999                        $  170    $   37     $   20    $  1         $(39)         $  189

Total assets
2000                        $2,482    $1,833     $1,690    $709         $250          $6,964
1999                        $2,135    $2,076     $1,962    $716         $347          $7,236

Capital expenditures
2000                        $   30    $   16     $   23    $  1         $  7          $   77
1999                        $   25    $   14     $   26    $  -         $  -          $   65

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 2000 and 1999. All comparisons are to 1999, unless otherwise noted. This section of Management's Discussion highlights the main factors affecting the changes in operating results.


Net Sales
---------

Net sales increased 4% and totaled $2.6 billion for the first quarter of 2000. Excluding currency fluctuations around the world, net sales increased 7%. North American unit volumes were up 13% in the first quarter, in an industry that was up 7%. North American net sales were 8% higher than the prior year. North American industry shipments are expected to be up about 3% for the full year. European sales in U.S. dollars were down 7% due to currency fluctuations, as units sold increased 6%. European industry shipments are expected to be up between four and five percent for the full year. Units sold increased 16% in Latin America, while net sales increased 11%, both reflecting the impact in 1999 of the region's weak economic conditions and the currency devaluation in Brazil. Asia's unit volumes and net sales increased 3% and 6%, respectively.


Gross Margin
------------

The gross margin percentage improved slightly for the first quarter due to productivity gains and a pension credit of $6 million. This credit was caused by higher than expected returns of the pension funds investments. An additional $9 million pension credit was recorded in selling, general and administrative (SG&A) expense. These factors were offset by a reclassification within North America of certain sales allowances from selling, general and administrative expenses into net sales, to be consistent with the treatment of similar sales program costs in other areas of the company. Excluding this adjustment within North America, the gross margin would have increased 0.7 percentage points over 1999.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses as a percent of net sales decreased
1.4 percentage points due to the pension credit and expense reclassification described above. Excluding the impact of the reclassification, the SG&A expense ratio improved 0.4 percentage points. North America's ratio improved 0.3 percentage points excluding the reclassification adjustments, Europe increased slightly and Latin America showed significant improvement due to increased sales in 2000 and the inclusion of additional reserves for Brazilian credit risk in 1999.

Other Income and Expense
------------------------

Interest and sundry income (expense) was $146 million favorable to the first quarter of 1999 due primarily to $158 million of charges in 1999 related to the Brazilian currency devaluation. These currency related charges were partially offset by an $11 million increase in net interest expense caused by the company restructuring its Brazilian short term financing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Income Taxes
------------

The effective income tax rate for 2000 was 38.0 percent versus the effective rate for 1999, excluding the devaluation, of 39.5%. The losses within the Brazilian operations, which resulted in tax benefits at an average lower rate than the U.S. statutory tax rate, heavily skewed the 1999 quarter's actual effective tax rate.


Net Earnings
------------

First quarter net earnings were $112 million or $1.52 per diluted share compared to $28 million or $0.36 per diluted share in 1999. Excluding the foreign exchange loss from the Brazilian currency devaluation, the 1999 net earnings would have been $88 million or $1.15 per diluted share.


CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2000 and 1999 by classifying transactions into three major categories: operating, investing and financing activities.


Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used for operating activities in the first three months of 2000 was $83 million compared to $249 million used in 1999, reflecting the $98 million impact of the currency devaluation flowing through net earnings and minority interest and a build up of inventories due to the business slowdown in Brazil during the first quarter of 1999.


Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first three months were $77 million in 2000 as compared to $65 million in 1999. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated condensed financial statements for a discussion of business dispositions and acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities
--------------------

Dividends to shareholders totaled $26 million for the first quarter of 2000 and $27 million for 1999. The company's borrowings, net of short term investments and adjusted for currency fluctuations, increased $460 million from year end, due primarily to the purchase of additional shares in its Brazilian subsidiaries and seasonal working capital needs.


FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the March 31, 2000 balance sheet. The company's total assets are $7.0 billion and stockholders' equity is $1.9 billion versus the March 1999 totals of $7.2 billion and $1.8 billion, respectively.

On February 15, 2000, the company announced that its Board of Directors approved an extension of the company's stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extends the previously authorized $250 million repurchase program which was announced March 1, 1999. The shares are to be purchased in the open market and through privately negotiated sales as the company deems appropriate and it is currently expected to be completed over an eighteen month period. The company has purchased 4.6 million shares at a cost of $280 million through March 31, 2000, of which 1.7 million shares or $98 million occurred since year-end.

The overall debt to invested capital ratio of 45.6% at March 31, 2000 was down from 48.1% at March 31, 1999 and up from 37.7% at December 31, 1999. The increase from year-end is due to the increase in debt offsetting a slight increase in equity. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Duff & Phelps.

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

In December 1996, a favorable decision was obtained by Multibras and Embraco with respect to additional export incentives in connection with the Befiex program. In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reais (equivalent to US$440 million as of December 1996) relating to the favorable decision for exports from July 1988 through December 1996. This amount is impacted by exchange rate fluctuations, offset by accrued interest. The company has not recognized any income relating to the claims involving sales prior to 1997 because the timing and payment amount of such claims is uncertain.

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


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management's Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect our current views with respect to future events and financial performance.

Certain statements contained in this quarterly report and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Many factors could cause actual results to differ materially from the Company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Brazilian businesses operating in a challenging and volatile environment; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America which accounted for approximately 18% of our consolidated net sales of $10.5 billion in 1999; (7) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; and (8) social, economic, and political volatility in developing markets.

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

                         Quarter Ended March 31, 2000



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.   The following are included herein:

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended March 31, 2000.

A Current Report on Form 8-K dated January 24, 2000 pursuant to Item 5, "Other Events," to announce the Company's earnings for the fourth quarter and full year 1999.

A Current Report on Form 8-K dated February 15, 2000 pursuant to Item 5, "Other Events," concerning the registrant's announcement that the Board of Directors had authorized an extension of the stock repurchase program to $1 billion.

A Current Report on Form 8-K dated March 15, 2000 pursuant to Item 5, "Other Events," to confirm the analyst estimates of earnings for full year 2000 results, announce long-term financial performance goals, and the anticipated introduction of new products to the global market.

                                  SIGNATURES
                                  ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WHIRLPOOL CORPORATION
                                            (Registrant)



                                       By      /s/ Mark E. Brown
                                         -------------------------------
                                                   Mark E. Brown
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)



May 12, 2000