Form 10-Q
period 2000-06-30
WHIRLPOOL CORP /DE/
filed 2000-08-14
CIK 106640

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

Commission file number 1-3932

WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	38-1490038 (I.R.S. Employer Identification No.)
2000 M-63 Benton Harbor, Michigan (Address of principal executive offices)	49022-2692 (Zip Code)

Registrant's telephone number, including area code 616/923-5000

    The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at June 30, 2000
Common stock, par value $1 per share	71,327,423

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Quarter Ended June 30, 2000

INDEX OF INFORMATION INCLUDED IN REPORT

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Condensed Statements of Earnings	3
	Consolidated Condensed Balance Sheets	4, 5
	Consolidated Condensed Statements of Changes in Equity	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Consolidated Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Exhibits and Reports on Form 8-K	16

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIOD ENDED JUNE 30

(millions of dollars except share and dividend data)

	Three Months Ended		Year-to-Date
	2000	1999	2000	1999
Net sales	$2,586	$2,617	$5,176	$5,102
EXPENSES:
Cost of products sold	1,958	1,967	3,900	3,833
Selling and administrative	389	437	794	858
Intangible amortization	7	8	15	16

	2,354	2,412	4,709	4,707

OPERATING PROFIT	232	205	467	395
OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(4)	5	(14)	(148)
Interest expense	(46)	(44)	(83)	(85)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	182	166	370	162
Income taxes	63	62	135	70

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	119	104	235	92
Equity in affiliated companies	7	1	6	(2)
Minority interests	(5)	(6)	(8)	37

NET EARNINGS	$121	$99	$233	$127

Per share of common stock:
Basic net earnings	$1.68	$1.32	$3.20	$1.68
Diluted net earnings	$1.66	$1.30	$3.18	$1.66
Cash dividends	$.34	$.34	$.68	$.68

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

WHIRLPOOL CORPORATION

(millions of dollars)

	June 30 2000 (Unaudited)	December 31 1999 (Audited)
ASSETS
Current Assets
Cash and equivalents	$159	$261
Trade receivables, less allowances of (2000: $131 ;1999: $124)	1,620	1,477
Inventories	1,297	1,065
Prepaid expenses and other	256	286
Deferred income taxes	81	88

Total Current Assets	3,413	3,177
Other Assets
Investment in affiliated companies	116	112
Intangibles, net	787	795
Deferred income taxes	249	247
Other	356	317

	1,508	1,471
Property, Plant and Equipment
Land	67	70
Buildings	863	863
Machinery and equipment	4,261	4,249
Accumulated depreciation	(3,080)	(3,004)

	2,111	2,178

Total Assets	$7,032	$6,826

See notes to consolidated condensed financial statements.

	June 30 2000 (Unaudited)	December 31 1999 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$1,089	$444
Accounts payable	1,110	1,081
Employee compensation	232	300
Accrued expenses	839	803
Restructuring costs	8	39
Current maturities of long-term debt	32	225

Total Current Liabilities	3,310	2,892
Other Liabilities
Deferred income taxes	147	157
Postemployment benefits	619	612
Other liabilities	168	168
Long-term debt	781	714

	1,715	1,651
Minority Interests	154	416
Stockholders' Equity
Common stock	84	84
Paid-in capital	389	374
Retained earnings	2,451	2,268
Unearned restricted stock	(8)	(6)
Accumulated other comprehensive income	(437)	(443)
Treasury stock—at cost	(626)	(410)

Total Stockholders' Equity	1,853	1,867

Total Liabilities and Stockholders' Equity	$7,032	$6,826

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
WHIRLPOOL CORPORATION
FOR THE PERIOD ENDED JUNE 30
(millions of dollars)

	Second Quarter					Year-to-Date
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock/Paid- in-Capital	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock/Paid- in-Capital
Beginning balance, 1999	$1,762	$2,025	$(386)	$83	$40	$2,001	$2,024	$(183)	$83	$77
Comprehensive income
Net income	99	99				127	127
Foreign currency items, net of tax	(47)		(47)			(250)		(250)

Comprehensive income	52					(123)

Common stock issued	(4)			—	(4)	(41)			—	(41)
Dividends declared on common stock	(26)	(26)				(53)	(53)

Ending balance, June 30, 1999	$1,784	$2,098	$(433)	$83	$36	$1,784	$2,098	$(433)	$83	$36

Beginning balance, 2000	$1,898	$2,354	$(418)	$84	$(122)	$1,867	$2,268	$(443)	$84	$(42)
Comprehensive income
Net income	121	121				233	233
Foreign currency items, net of tax	(20)		(19)			6		6

Comprehensive income	101					239

Common stock issued	(122)				(123)	(203)			—	(203)
Dividends declared on common stock	(24)	(24)				(50)	(50)

Ending balance, June 30, 2000	$1,853	$2,451	$(437)	$84	$(245)	$1,853	$2,451	$(437)	$84	$(245)

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR SIX MONTHS ENDED JUNE 30,

(millions of dollars)

	2000	1999
OPERATING ACTIVITIES
Net earnings (loss)	$233	$127
Depreciation	203	203
Deferred income taxes	23	(31)
Equity in net earnings of affiliated companies, less dividends received	(6)	2
Provision for doubtful accounts	2	15
Amortization of goodwill	15	16
Restructuring charges, net of cash paid	(29)	(37)
Minority interests	8	(37)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions:
Trade receivables	(195)	(222)
Inventories	(260)	(160)
Accounts payable	62	8
Other—net	(137)	1

CASH USED FOR OPERATING ACTIVITIES	$(81)	$(115)

INVESTING ACTIVITIES
Net additions to properties	$(162)	$(172)
Acquisitions of businesses, less cash acquired	(283)	—

CASH USED FOR INVESTING ACTIVITIES	$(445)	$(172)

FINANCING ACTIVITIES
Proceeds of short-term borrowings	$14,005	$8,644
Repayments of short-term borrowings	(13,260)	(8,614)
Proceeds of long-term debt	336	61
Repayments of long-term debt	(413)	(75)
Dividends	(50)	(53)
Purchase of treasury stock	(228)	(67)
Other	34	20

CASH PROVIDED BY FINANCING ACTIVITIES	424	(84)

INCREASE / (DECREASE) IN CASH AND EQUIVALENTS	$(102)	$(371)
Cash and equivalents at beginning of year	261	636

CASH AND EQUIVALENTS AT END OF PERIOD	$159	$265

See notes to consolidated condensed financial statements.

WHIRLPOOL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

    The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 2000 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1999.

    The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(in millions except earnings per share)
Basic:
Average Shares Outstanding	72.1	75.5	72.8	75.7
Diluted:
Average Shares Outstanding	72.1	75.5	72.8	75.7
Treasury Stock Method:
Stock Options	0.8	1.0	0.6	0.7

Diluted Average Shares Outstanding	72.9	76.5	73.4	76.4

Net Earnings	$121.0	$99.3	$233.2	$127.1

Basic Net Earnings Per Share	$1.68	$1.32	$3.20	$1.68
Diluted Net Earnings Per Share	$1.66	$1.30	$3.18	$1.66

(a)
Using the average market price per share of stock for the period.

NOTE B—BUSINESS ACQUISITIONS & DISPOSITIONS

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

NOTE C—INVENTORIES

    Inventories consist of the following:

	June 30 2000	December 31 1999
	(millions of dollars)
Finished products	$1,163	$932
Raw materials and work in process	302	301

Total FIFO cost	1,465	1,233
Less excess of FIFO cost over LIFO cost	168	168

	$1,297	$1,065

NOTE D—RESTRUCTURING CHARGES

    During 1997, the company incurred restructuring costs of $343 million ($244 million cash costs and $99 million noncash costs) to better align the company's cost structure within the global home-appliance marketplace. Substantially all of the cash costs have been paid to date and approximately 7,600 positions have been eliminated.

NOTE E—BRAZILIAN CURRENCY DEVALUATION

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

NOTE F—CONTINGENCIES

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

    At June 30, 2000, the company had $141 million in receivables subject to recourse provisions and $125 million in guarantees of customer lines of credit at commercial banks.

NOTE G—GEOGRAPHIC SEGMENTS

    The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

Three Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Total Whirlpool
Sales
2000	$1,589	$524	$401	$115	$(43)	$2,586
1999	$1,581	$582	$408	$99	$(53)	$2,617
Intangible amortization
2000	$1	$3	$1	$1	$1	$7
1999	$1	$4	$—	$1	$2	$8
Depreciation
2000	$46	$20	$29	$3	$11	$109
1999	$40	$23	$26	$5	$9	$103
Operating profit (loss)
2000	$195	$38	$25	$6	$(32)	$232
1999	$182	$42	$23	$3	$(45)	$205
Total assets
2000	$2,484	$1,924	$1,691	$704	$229	$7,032
1999	$2,220	$1,983	$1,872	$711	$306	$7,092
Capital expenditures
2000	$39	$15	$16	$3	$12	$85
1999	$56	$25	$18	$1	$7	$107

Six Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Total Whirlpool
	(millions of dollars)
Sales
2000	$3,145	$1,093	$817	$204	$(83)	$5,176
1999	$3,018	$1,193	$782	$182	$(73)	$5,102
Intangible amortization
2000	$2	$7	$1	$3	$2	$15
1999	$2	$8	$1	$3	$2	$16
Depreciation
2000	$86	$39	$54	$8	$16	$203
1999	$80	$46	$51	$11	$15	$203
Operating profit (loss)
2000	$400	$77	$51	$9	$(70)	$467
1999	$352	$79	$43	$4	$(83)	$395
Total assets
2000	$2,484	$1,924	$1,691	$704	$229	$7,032
1999	$2,220	$1,983	$1,872	$711	$306	$7,092
Capital expenditures
2000	$69	$31	$39	$4	$19	$162
1999	$82	$39	$44	$1	$6	$172

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    The statements of earnings summarize operating results for the three and six month periods ended June 30, 2000 and 1999. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales

    Net sales were $2.6 billion for the second quarter, down 1% from a year ago, and $5.2 billion for the first half of 2000, up 1% over the comparable 1999 period. Excluding the impact of currency fluctuations around the world, sales would have increased 1% and 4% over the prior year's quarter and year-to-date periods, respectively.

    North American unit volumes were up 3% in the second quarter and 8% in the first half of the year over 1999. North American sales were up 1% and 4% for the second quarter and year-to-date periods, reflecting the competitive pricing environment. Whirlpool North American unit shipments are currently expected to slow from the beginning of the year, but grow 3% for the full year. European sales in U.S. dollars were down 10% in the second quarter and 8% in the first half, due primarily to the negative impact of currency fluctuations and pricing pressures offsetting 3% and 5% increases in units sold for the quarter and year-to-date comparisons. Excluding the impact of currency fluctuations, European sales were flat for the quarter and increased 2% year-to-date. Whirlpool European unit shipments are currently expected to increase 4% to 5% for the full year. Latin American unit shipments increased 7% and 11% over the comparable 1999 periods reflecting an improving economic environment within the region and the impact from the 1999 Brazilian devaluation on prior year results. Net sales were down 2% for the quarterly comparison, but increased 5% year-to-date. Asia's unit volumes increased 20% and 12% and net sales increased 16% and 12% for the quarter and year-to-date comparisons, respectively, as economic conditions in the region continue to strengthen.

Gross Margin

    Gross margin percentage on products sold to net sales declined by 0.5 percentage points for the second quarter comparison with 1999 and 0.2 percentage points for the year-to-date comparison. The gross margin percentage included a pension credit of $6 million for the quarter and $12 million year-to-date caused by favorable returns of pension fund investments. These credits were offset by pricing pressures in North America and Europe, increasing material costs particularly in Europe and a reclassification within North America of certain sales allowances from selling, general and administrative expenses into net sales, to be consistent with the treatment of similar sales program costs in other areas of the company.

Selling, General and Administrative

    Appliance selling and administrative expenses, which included pension credits of $9 million for the quarter and $18 million year-to-date, as a percent of net sales decreased by 1.7 percentage points for the second quarter comparison with 1999 and 1.5 percentage points for the year-to-date comparison. Quarter-over-quarter and year-over-year improvements in every region contributed to this improvement. Within North America, the reclassification of sales allowances and the pension credits more than offset additional advertising costs and costs to implement Enterprise Resource Planning, which is an SAP based enterprise-wide business software. Europe's expense ratio improved 1.7 percentage points for the quarter due to the realization of restructuring benefits while Brazil's ratio improved 2.0 percentage points due to lower bad debt accruals and the positive impact of ongoing cost reduction efforts.

Other Income and Expense

    Interest and sundry income (expense) was $10 million unfavorable quarter-over-quarter, but $136 million favorable in the year-to-date comparison. The unfavorable quarterly performance was due to a $17 million increase in net interest expense related to the company restructuring its Brazilian short term financing and increased interest expense on long term debt, partially offset by $5 million of Brazilian debt hedge costs in the 1999 quarter. Net interest expense was also higher year-to-date related to the same issues, but was offset by $158 million of charges in the first quarter of 1999 due to the Brazilian currency devaluation.

Income Taxes

    The consolidated effective income tax rate was 35% for the quarter and 37% year-to-date versus rates of 37% and 38%, respectively, for the year ago periods. Various tax strategies in place during 2000 are reducing the effective rate below the U.S. statutory tax rate. These strategies are currently expected to impact the full year effective tax rate.

Net Earnings

    Second quarter net earnings were $121 million or $1.66 per diluted share compared to $99 million or $1.30 per diluted share in 1999. Year-to-date earnings from continuing operations were $233 million, or $3.18 per diluted share, versus earnings of $127 million, or $1.66 per diluted share, in the first half of 1999. Excluding the first quarter impact of the Brazilian currency devaluation, year-to-date earnings from continuing operations were $187 million, or $2.45 per diluted share.

CASH FLOWS

    The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 2000 and 1999 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

    The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

    Cash used by operating activities in the first six months of 2000 was $81 million compared to $115 million used in 1999, reflecting the first quarter impact in 1999 of the Brazilian currency devaluation partially offset higher inventory and operating asset levels.

Investing Activities

    The principal recurring investing activities are property additions. Net property additions for the first half were $162 million in 2000 down from $172 million in the 1999 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

    Refer to Note B to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities

    Dividends to shareholders totaled $50 million for the first half of 2000 versus $53 million in 1999. The company's borrowings, net of short term investments and adjusted for currency fluctuations, increased

$668 million from year end due primarily to the purchase of additional shares in its Brazilian subsidiaries and seasonal working capital needs. The net increase included the issuance on May 5, 2000 of $325 million of 8.6% debentures maturing in 2010, partially offset by the maturity on June 15, 2000 of $200 million in 9.5% debentures.

FINANCIAL CONDITION AND OTHER MATTERS

    The financial position of the company remains strong as evidenced by the June 30, 2000 balance sheet. The company's total assets were $7.0 billion and stockholders' equity is $1.9 billion versus the June 1999 totals of $7.1 billion and $1.8 billion, respectively.

    On February 15, 2000, the company announced that its Board of Directors approved an extension of the company's stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extends the previously authorized $250 million repurchase program which was announced March 1, 1999. The shares are to be purchased in the open market and through privately negotiated sales as the company deems appropriate and it is currently expected to be completed over an eighteen-month period. The company has purchased 6.5 million shares at a cost of $394 million through June 30, 2000, of which 3.9 million shares or $227 million occurred since year-end.

    The overall debt to invested capital ratio of 48.7% at June 30, 2000 was up from 45.5% at June 30, 1999 and up from 37.7% at December 31, 1999. The increase from year-end is due to the increased debt mentioned above combined with lower equity driven by the share repurchase offsetting $183 million of earnings retention. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Duff & Phelps.

    The company uses foreign currency forward contracts and options from time to time to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to its ongoing business and operational financing activities with their impact included in other income (expense) in the income statement. The company also previously hedged a portion of its European net assets through the use of cross currency interest rate swaps that effectively converted USD denominated debt into various European currencies. Changes in the value of these contracts due to movements in exchange rates were included in the currency translation component of stockholders' equity. On May 15, 2000, the company entered into offsetting Euro denominated currency swaps, effectively locking in an approximate $220 million positive position on the previously referenced cross currency interest rate swaps. This positive cash position will be realized as the contracts mature in 2002 and 2004.

    The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities such as new products, acquisitions and joint ventures.

    In December 1996, Multibras and Embraco obtained a favorable decision with respect to additional export incentives in connection with the Befiex program. In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reais (equivalent to US$440 million as of December 1996) relating to the favorable decision for exports from July 1988 through December 1996. This amount is affected by exchange rate fluctuations, offset by accrued interest. Based on recent favorable interpretations by outside legal and tax counsel, the company recognized $9.6 million in benefits for the quarter as a reduction of current excise taxes payable and therefore an increase in net sales.

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

PART II. OTHER INFORMATION
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Quarter Ended June 30, 2000

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of Stockholders was held on April 18, 2000. At the meeting, the following items were voted on by shareholders:

a.
Messrs. Gary T. DiCamillo, Arnold G. Langbo, and Philip L. Smith and Ms. Kathleen J. Hempel were each elected to a term to expire in 2003

Nominee	For	Against	Abstentions
Gary T. DiCamillo	62,666,264	0	802,257
Kathleen J. Hempel	62,661,456	0	807,065
Arnold G. Langbo	62,653,306	0	815,215
Philip L. Smith	62,652,927	0	815,594

    Messrs. Fettig, Cain, Gilmour, Kilts, Marsh, Stern, and Whitwam and Ms. Stoney each have terms of office as directors that continued after the 2000 Annual Meeting.

b.
The Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan was approved.

For	Against	Abstentions
57,633,585	5,279,721	555,215
c.
A stockholder proposal requesting the Company to endorse principles adopted by the Coalition for Environmentally Responsible Economies (CERES) was rejected by the shareholders.

For	Against	Abstentions
5,153,767	46,090,554	6,912,443

Item 6.  Exhibits and Reports on Form 8-K

a.
The following are included herein:

(27)
Financial Data Schedule

(99)
Computation of the ratios of earnings to fixed charges

b.
The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30 , 2000.

    A Current Report on Form 8-K dated April 19, 2000 pursuant to Item 5, "Other Events," to announce the Company's earnings for the first quarter 2000.

    A Current Report on Form 8-K dated April 26, 2000 pursuant to Item 5, "Other Events," concerning the registrant's filing of Compensation and Benefits Assurance Agreements that provide benefits to executive officers in the event of a change in control of the corporation.

    A Current Report on Form 8-K dated April 27, 2000 pursuant to Item 5, "Other Events," to announce the retirement of H. Miguel Etchenique as President of the Board of Directors of Brasmotor and its subsidiary companies in Brazil and the election by the Brasmotor Board of Paulo Periquito as his successor.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ MARK BROWN Mark E. Brown Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 12, 2000

QuickLinks

QUARTERLY REPORT ON FORM 10-Q WHIRLPOOL CORPORATION Quarter Ended June 30, 2000
INDEX OF INFORMATION INCLUDED IN REPORT
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY WHIRLPOOL CORPORATION FOR THE PERIOD ENDED JUNE 30 (millions of dollars)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II. OTHER INFORMATION WHIRLPOOL CORPORATION AND SUBSIDIARIES Quarter Ended June 30, 2000
SIGNATURES