Form 10-Q
period 2000-09-30
WHIRLPOOL CORP /DE/
filed 2000-11-14
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000.

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

                                                        Yes __X__    NO_____


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock            Shares outstanding at September 30, 2000
       ---------------------            ----------------------------------------

Common stock, par value $1 per share                   66,536,283

                         QUARTERLY REPORT ON FORM 10-Q
                         -----------------------------

                             WHIRLPOOL CORPORATION
                             ---------------------

                        Quarter Ended September 30, 2000



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

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                       FOR THE PERIOD ENDED SEPTEMBER 30
             (millions of dollars except share and dividend data)

                                                              Three Months Ended           Year-to-Date
                                                              -------------------       -------------------
                                                               2000         1999         2000         1999
                                                              ------       ------       ------       ------
NET SALES                                                     $2,570       $2,719       $7,746       $7,822

EXPENSES:
  Cost of products sold                                        1,973        2,036        5,873        5,869
  Selling and administrative                                     417          437        1,211        1,296
  Intangible amortization                                          7            8           22           23
                                                              ------       ------       ------       ------
                                                               2,397        2,481        7,106        7,188
                                                              ------       ------       ------       ------
    OPERATING PROFIT                                             173          238          640          634

OTHER INCOME (EXPENSE):
  Interest and sundry income (expense)                           (11)         (27)         (24)        (176)
  Interest expense                                               (49)         (41)        (132)        (126)
                                                              ------       ------       ------       ------
    EARNINGS BEFORE INCOME TAXES
      AND OTHER ITEMS                                            113          170          484          332

        Income taxes                                              41           65          177          134
                                                              ------       ------       ------       ------
    EARNINGS BEFORE EQUITY EARNINGS
      (LOSS) AND MINORITY INTERESTS                               72          105          307          198

      Equity in earnings (loss) of affiliated companies           (3)          (2)           3           (4)
      Minority interests                                          (2)           4           (9)          40
                                                              ------       ------       ------       ------
    NET EARNINGS                                              $   67       $  107       $  301       $  234
                                                              ======       ======       ======       ======
Per share of common stock:
  Basic net earnings                                          $  .98       $ 1.42       $ 4.21       $ 3.10

  Diluted net earnings                                        $  .98       $ 1.40       $ 4.18       $ 3.06

  Cash dividends                                              $  .34       $  .34       $ 1.02       $ 1.02
                                                              ======       ======       ======       ======

See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)

                                       September 30    December 31
                                           2000           1999
                                        (Unaudited)     (Audited)
                                       ------------    -----------
ASSETS

Current Assets
Cash and equivalents                     $   266         $   261
Trade receivables, less allowances of
 (2000: $108; 1999: 124)                   1,590           1,477
Inventories                                1,147           1,065
Prepaid expenses and other                   238             286
Deferred income taxes                         73              88
                                         -------         -------
Total Current Assets                       3,314           3,177

Other Assets
Investment in affiliated companies           117             112
Intangibles, net                             776             795
Deferred income taxes                        245             247
Other                                        384             317
                                         -------         -------
                                           1,522           1,471

Property, Plant and Equipment
Land                                          65              70
Buildings                                    849             863
Machinery and equipment                    4,215           4,249
Accumulated depreciation                  (3,077)         (3,004)
                                         -------         -------
                                           2,052           2,178
                                         -------         -------

Total Assets                             $ 6,888         $ 6,826
                                         =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable                            $ 1,152         $   444
Accounts payable                           1,045           1,081
Employee compensation                        245             300
Accrued expenses                             866             803
Restructuring costs                           12              39
Current maturities of long-term debt          33             225
                                         -------         -------
Total Current Liabilities                  3,353           2,892

Other Liabilities
Deferred income taxes                        142             157
Postemployment benefits                      621             612
Other liabilities                            170             168
Long-term debt                               785             714
                                         -------         -------
                                           1,718           1,651

Minority Interests                           153             416

Stockholders' Equity
Common stock                                  84              84
Paid-in capital                              391             374
Retained earnings                          2,495           2,268
Unearned restricted stock                    (10)             (6)
Accumulated other comprehensive income      (470)           (443)
Treasury stock - at cost                    (826)           (410)
                                         -------         -------
Total Stockholders' Equity                 1,664           1,867
                                         -------         -------

Total Liabilities and
 Stockholders' Equity                    $ 6,888         $ 6,826
                                         =======         =======

See notes to consolidated condensed financial statements.

            CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                             WHIRLPOOL CORPORATION
                       FOR THE PERIOD ENDED SEPTEMBER 30
                             (millions of dollars)

                                                                     Third Quarter
                                                --------------------------------------------------------
                                                                      Accumulated               Treasury
                                                                         Other                   Stock/
                                                          Retained   Comprehensive   Common     Paid-in-
                                                Total     Earnings      Income        Stock      Capital
                                                ------    --------   -------------   ------     --------
Beginning balance                               $1,784     $2,098      $  (433)      $   83       $  36

Comprehensive income
    Net income                                     107        107
    Foreign currency items, net of tax             (23)                    (23)
                                                ------
Comprehensive income                                84
                                                ======
Common stock issued, net of treasury shares        (78)                                   1         (79)
Dividends declared on common stock                 (25)       (25)
                                                ------     ------      -------        -----       -----
Ending balance, September 30, 1999              $1,765     $2,180      $  (456)       $  84       $ (43)
                                                ======     ======      =======        =====       =====

Beginning balance                               $1,853     $2,451      $  (437)       $  84       $ 245

Comprehensive income
    Net income                                      67         67
    Foreign currency items, net of tax             (33)                    (33)
                                                ------
Comprehensive income                                34
                                                ======

Common stock issued, net of treasury shares       (200)                                   -        (200)
Dividends declared on common stock                 (23)       (23)
                                                ------     ------      -------        -----      ------
Ending balance, September 30, 2000              $1,664     $2,495      $  (470)       $  84       $(445)
                                                ======     ======      =======        =====       =====


                                                                     Year-to-Date
                                                --------------------------------------------------------
                                                                      Accumulated               Treasury
                                                                         Other                   Stock/
                                                          Retained   Comprehensive   Common     Paid-in-
                                                Total     Earnings      Income        Stock      Capital
                                                ------    --------   -------------   ------     --------
Beginning balance                               $2,001      $2,024     $  (183)       $  83     $   77

Comprehensive income
    Net income                                     242         242
    Foreign currency items, net of tax            (273)                   (273)
                                                ------
Comprehensive income                               (39)
                                                ======

Common stock issued, net of treasury shares       (119)                                   1        (120)
Dividends declared on common stock                 (78)        (78)
                                                ------      ------     -------        -----      ------
Ending balance, September 30, 1999              $1,765      $2,188     $  (456)       $  84      $  (43)
                                                ======      ======     =======        =====      ======


Beginning balance                               $1,867      $2,268     $  (443)       $  84         (42)

Comprehensive income
    Net income                                     301         301
    Foreign currency items, net of tax             (27)                    (27)
                                                ------
Comprehensive income                               274
                                                ======

Common stock issued, net of treasury shares       (403)                                   -        (403)
Dividends declared on common stock                 (74)        (74)
                                                ------      ------     -------        -----      ------
Ending balance, September 30, 2000              $1,664      $2,495     $  (470)        $ 84       $(445)
                                                ======      ======     =======        =====      ======

See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                      FOR NINE MONTHS ENDED SEPTEMBER 30,
                             (millions of dollars)

                                                        2000            1999
                                                    ------------    ------------
OPERATING ACTIVITIES
Net earnings                                        $       301     $       234
Depreciation                                                291             292
Deferred income taxes                                        33             (53)
Equity in net earnings (loss) of affiliated
  companies, less dividends received                         (3)              4
Provision for doubtful accounts                              13              37
Amortization of goodwill                                     22              23
Restructuring charges, net of cash paid                     (35)            (49)
Minority interests                                            9             (40)
Changes in assets and liabilities,
  net of effects of business
  acquisitions and dispositions:
    Trade receivables                                      (210)           (259)
    Inventories                                            (135)            (79)
    Accounts payable                                         27              28
    Other - net                                             (78)             53
                                                    -----------     -----------
  CASH PROVIDED BY
   OPERATING ACTIVITIES                             $       235     $       191
                                                    -----------     -----------
INVESTING ACTIVITIES
Net additions to properties                         $      (231)    $      (281)
Acquisitions of businesses,
  less cash acquired                                       (283)              -
                                                    -----------     -----------
  CASH USED FOR
    INVESTING ACTIVITIES                            $      (514)    $      (281)
                                                    -----------     -----------
FINANCING ACTIVITIES
Proceeds of short-term borrowings                   $    21,450     $    13,010
Repayments of short-term borrowings                     (20,623)        (13,133)
Proceeds of long-term debt                                  336             120
Repayments of long-term debt                               (406)           (119)
Dividends                                                   (74)            (78)
Purchase of treasury stock                                 (416)           (167)
Other                                                        17              51
                                                    -----------     -----------
  CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                    284            (316)
                                                    -----------     -----------
INCREASE / (DECREASE) IN
    CASH AND EQUIVALENTS                            $         5     $      (406)

  Cash and equivalents at beginning of year                 261             636
                                                    -----------     -----------
  CASH AND EQUIVALENTS AT END OF PERIOD             $       266     $       230
                                                    ===========     ===========

           See notes to consolidated condensed financial statements.

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2000 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 1999.

In June 1998, the Financial Accounting and Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138. The company will adopt FAS 133 on January 1, 2001 and does not currently believe it will have a material impact on the company's financial position and results of operations.

The company also believes that the application of SAB No. 101, "Revenue Recognition in Financial Statements," which the company is required to implement in the fourth quarter of 2000, will not have a material impact on the company's financial position and results of operations.

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table provides the computation of basic and diluted net earnings per share:


                                         Three Months Ended     Nine Months Ended
                                            September 30           September 30
                                         ------------------     -----------------
                                          2000        1999       2000       1999
                                         ------      ------     ------     ------
 (in millions except earnings per share)
Basic:
Average Shares Outstanding                 68.7        74.9      71.4       75.4

Diluted:
Average Shares Outstanding                 68.7        74.9      71.4       75.4
Treasury Stock Method:
  Stock Options (a)                         0.3         1.2       0.5        0.9
                                         ------      ------    ------     ------
Diluted Average Shares Outstanding         69.0        76.1      71.9       76.3
                                         ======      ======    ======     ======
Net Earnings                              $67.5      $106.6    $300.7     $233.7
                                         ======      ======    ======     ======
Basic Net Earnings Per Share              $0.98      $ 1.42     $4.21      $3.10

Diluted Net Earnings Per Share            $0.98      $ 1.40     $4.18      $3.06

(a)  Using the average market price of the stock for the period.
NOTE B--BUSINESS ACQUISITIONS & DISPOSITIONS

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

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C--INVENTORIES

Inventories consist of the following:

                                             September 30      December 31
                                                 2000             1999
                                             ------------      -----------
                                                 (millions of dollars)
Finished products                               $  997            $  932
Raw materials and work in process                  318               301
                                                ------            ------
     Total FIFO cost                             1,315             1,233
Less excess of FIFO cost over LIFO cost            168               168
                                                ------            ------
                                                $1,147            $1,065
                                                ======            ======

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

At September 30, 2000, the company had approximately $200 million in receivables subject to recourse or inventory repurchase provisions and $158 million in guarantees of customer lines of credit at commercial banks.

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE G--GEOGRAPHIC SEGMENTS

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.


Three Months               North                Latin               Other and         Total
Ended September 30        America    Europe    America    Asia    (Eliminations)    Whirlpool
---------------------------------------------------------------------------------------------
Sales
2000                       $1,569    $  538     $  414    $ 81         $(32)         $2,570
1999                       $1,619    $  626     $  432    $ 83         $(41)         $2,719

Intangible amortization
2000                       $    1    $    3     $    1    $  1         $  1          $    7
1999                       $    1    $    4     $   -     $  1         $  2          $    8

Depreciation
2000                       $   39    $   18     $   27    $  5         $ (1)         $   88
1999                       $   39    $   21     $   24    $  5         $ -           $   89

Operating profit (loss)
2000                       $  143    $   31     $   25    $  5         $(31)         $  173
1999                       $  191    $   48     $   35    $  4         $(40)         $  238

Total assets
2000                       $2,526    $1,919     $1,617    $738         $ 88          $6,888
1999                       $2,182    $2,028     $1,745    $719         $325          $6,999

Capital expenditures
2000                       $   40    $   14     $   22    $  1         $ (8)         $   69
1999                       $   58    $    9     $   40    $  1         $  1          $  109

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(millions of dollars)


Nine Months                North                Latin               Other and         Total
Ended September 30        America    Europe    America    Asia    (Eliminations)    Whirlpool
---------------------------------------------------------------------------------------------
Sales
2000                       $4,714    $1,631     $1,231    $285         $(115)        $7,746
1999                       $4,638    $1,819     $1,214    $266         $(115)        $7,822

Intangible amortization
2000                       $    2    $   10     $    2    $  4         $   4         $   22
1999                       $    2    $   12     $    2    $  4         $   3         $   23

Depreciation
2000                       $  125    $   57     $   81    $ 13         $  15         $  291
1999                       $  119    $   67     $   75    $ 16         $  15         $  292

Operating profit (loss)
2000                       $  542    $  108     $   77    $ 14         $(101)        $  640
1999                       $  543    $  126     $   78    $  8         $(121)        $  634

Total assets
2000                       $2,526    $1,919     $1,617    $738         $  88         $6,888
1999                       $2,182    $2,028     $1,745    $719         $ 325         $6,999

Capital expenditures
2000                       $  109    $   45     $   61    $  5         $  11         $  231
1999                       $  140    $   48     $   84    $  2         $   7         $  281

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

The statements of earnings summarize operating results for the three and nine month periods ended September 30, 2000 and 1999. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales

Net sales were $2.6 billion for the third quarter, down 6% from a year ago, and $7.7 billion for the first nine months of 2000, down 1% over the comparable 1999 period. Excluding the impact of currency fluctuations around the world, sales would have decreased 3% for the quarter and increased 2% year-to-date over the prior year's periods.

North American unit volumes were down 1% in the third quarter and up 5% year-to-date versus 1999. North American sales were down 3% for the quarter and up 2% year-to-date versus the comparative 1999 periods, reflecting the impact of Circuit City exiting the appliance business during the quarter, softening industry growth and the competitive pricing environment. Whirlpool North American unit shipments are currently expected to slow during the fourth quarter, but grow 2% for the full year. European sales in U.S. dollars were down 14% in the third quarter and 10% year-to-date, due primarily to the negative impact of currency fluctuations and pricing pressures offsetting 3% and 4% increases in units sold for the quarter and year-to-date periods. Excluding the impact of currency fluctuations, European sales would have been down 1% for the quarter and up 1% year-to-date. Whirlpool European unit shipments are currently expected to increase 4% to 5% for the full year. Latin American unit shipments decreased 10% for the quarter as market conditions and consumer activity in Brazil remained soft. Year-to-date unit shipments increased 3% over the comparable 1999 period due primarily to the impact on economic conditions of the January 1999 Brazilian devaluation. Full year shipments are currently expected to be up 7% to 10% over 1999. Net sales were down 4% for the quarterly comparison, but were up 1% year-to-date. Asia's unit volumes and net sales for the quarter decreased 2% and 3%, respectively. For the year-to-date comparison, units shipments increased 8% and net sales increased 7% as economic conditions in the region remained strong versus 1999.

Gross Margin

Gross margin percentage on products sold to net sales declined by 1.9 percentage points for the third quarter comparison with 1999 and 0.8 percentage points for the year-to-date comparison. The current year gross margin percentage included a pension credit of $6 million for the quarter and $18 million year-to-date caused by favorable returns of pension fund investments. The effect of these credits were offset by pricing pressures in North America and Europe, increasing material costs particularly in Europe and a reclassification within North America of certain sales allowances from selling, general and administrative expenses into net sales, to be consistent with the treatment of similar sales program costs in other areas of the company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Selling, General and Administrative

Selling, general and administrative expenses, which were reduced by pension credits of $9 million for the quarter and $27 million year-to-date, as a percent of net sales increased by 0.1 percentage points for the third quarter comparison and decreased 1.0 percentage points for the year-to-date comparison. Within North America, the reclassification of sales allowances and the pension credits offset additional advertising costs and costs to implement Enterprise Resource Planning, which is an SAP based enterprise-wide business software. Europe's expense ratio improved 1.1 percentage points for the quarter due to the realization of restructuring benefits while Latin America's ratio weakened by
1.6 percentage points for the quarter due to Brazilian tax credits taken in the 1999 third quarter.

Other Income and Expense

Other income (expense) was $8 million favorable quarter-over-quarter and $146 million favorable in the year-to-date comparison. The favorable quarterly performance was due to a lower amount of foreign exchange losses, primarily in Brazil, partially offsetting a $23 million increase in net interest expense related to the company restructuring its Brazilian short term financing and increased interest expense on long term debt. Net interest expense was also higher year-to-date related to the same issues, but was offset by $158 million of charges in the first quarter of 1999 due to the Brazilian currency devaluation.

Income Taxes

The consolidated effective income tax rate was 37% for the quarter and year-to-date periods versus rates of 38% and 40% for the year ago periods. The Brazilian export incentive tax credits (discussed under "Financial Conditions and Other Matters"), which are non-taxable, and various tax strategies are responsible for the decreased rates.

Net Earnings

Third quarter net earnings were $67 million or $0.98 per diluted share compared to $107 million or $1.40 per diluted share in 1999. Year-to-date earnings from continuing operations were $301 million, or $4.18 per diluted share, versus earnings of $234 million, or $3.06 per diluted share, for the comparable 1999 period. Excluding the first quarter impact of the Brazilian currency devaluation, 1999 year-to-date earnings from continuing operations would have been $294 million, or $3.85 per diluted share.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 2000 and 1999 by classifying transactions into three major categories: operating, investing and financing activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Operating Activities

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 2000 was $235 million compared to $191 million provided in 1999, reflecting the first quarter impact in 1999 of the Brazilian currency devaluation, partially offset by higher current year inventory and other operating assets levels.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the nine months ended were $231 million in 2000, down from $281 million in the 1999 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note B to the accompanying consolidated condensed financial statements for a discussion of business dispositions and acquisitions.

Financing Activities

Dividends to shareholders totaled $74 million for 2000 versus $78 million in 1999. The company's borrowings, net of short term investments, increased $757 million during the nine month period due primarily to the purchase of additional shares in its Brazilian subsidiaries, the issuance of additional long term debt and seasonal working capital needs. The net increase included the issuance on May 5, 2000 of $325 million of 8.6% debentures maturing in 2010, partially offset by the maturity on June 15, 2000 of $200 million in 9.5% debentures.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the September 30, 2000 balance sheet. The company's total assets were $6.9 billion and stockholders' equity was $1.7 billion versus the December 1999 totals of $6.8 billion and $1.9 billion, respectively. The decrease in equity from year-end 1999 is due primarily to $427 million of stock repurchases (discussed below) offsetting $227 million of net earnings retention.

On February 15, 2000, the company announced that its Board of Directors approved an extension of the company's stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extends the previously authorized $250 million repurchase program which was announced March 1, 1999. The shares are to be purchased in the open market and through privately negotiated purchases as the company deems appropriate and the program is currently expected to be completed over an eighteen-month period. The company has purchased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


11.3 million shares at a cost of $594 million through September 30, 2000, of which 8.7 million shares or $427 million occurred since the beginning of the year.

The overall debt to invested capital ratio of 52.0% at September 30, 2000 was up from 44.1% at September 30, 1999 and up from 37.7% at December 31, 1999. The increase from year-end is due to the increased debt discussed above combined with lower equity also discussed above. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Duff & Phelps.

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

In December 1996, Multibras and Embraco, Brazilian subsidiaries, obtained a favorable decision with respect to additional export incentives in connection with the Brazilian government's export incentive program (Befiex). In April 1997, Multibras and Embraco submitted tax-credit claims for about 447 million reais (equivalent to US$440 million as of December 1996) relating to the favorable decision for exports from July 1988 through December 1996. This amount is affected by exchange rate fluctuations, offset by accrued interest. The company recognized $20.0 million in Befiex benefits for the quarter and $29.6 million year-to-date as a reduction of current excise taxes payable and therefore an increase in net sales as it has begun to monetize these incentives.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


Prices to customers may converge throughout the affected countries, although the company believes that in recent years competitive pressures have to some extent eliminated price differences solely caused by the lack of price transparency.

Internal computer systems and business processes will need to be changed to accommodate the new currency. The company has established a cross-functional team, guided by an executive-level steering committee, to address these issues. It currently plans to make changes in two phases. In the first phase, from 1999 to 2001, the company will have the capability to bill customers and pay suppliers in Euro, but will continue to maintain its accounts in the national currencies. In 2002, all remaining operational and financial systems will be converted to the Euro. The total cost for the Euro currency conversion is currently expected to be approximately $3 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

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

                          PART II. OTHER INFORMATION
                          ---------------------------

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                       Quarter Ended September 30, 2000


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.   The following are included herein:

     (27)  Financial Data Schedule

     (99)  Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended September 30, 2000.

A Current Report on Form 8-K dated July 17, 2000 pursuant to Item 5, "Other Events," to announce the Company's earnings for the second quarter 2000.

A Current Report on Form 8-K dated August 2, 2000 pursuant to Item 5, "Other Events," to announce the Company commenced mailing a summary of the annual report for the Whirlpool 401(k) Plan for the 1999 plan year that ended December 31, 1999 to members of the Plan.

A Current Report on Form 8-K dated August 30, 2000 pursuant to Item 5, "Other Events," to announce the Company's third quarter and full year earnings would be negatively impacted by Circuit City exiting the appliance business. Also the company announced revised estimates of the third quarter and fourth quarter 2000 earnings and full year 2001 earnings.

                                  SIGNATURES
                                  ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHIRLPOOL CORPORATION
                                                 (Registrant)



                                      By  /s/  Mark E. Brown
                                      ----------------------------
                                               Mark E. Brown
                                         Executive Vice President
                                       and Chief Financial Officer
                                      (Principal Financial Officer)



November 10, 2000