Form 10-K405
period 2000-12-31
WHIRLPOOL CORP /DE/
filed 2001-03-16
CIK 106640

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

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]              TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                      For the transition period from to

                         Commission file number 1-3932

                             WHIRLPOOL CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                                             38-1490038
              (State of Incorporation)                        (I.R.S. Employer Identification No.)
      2000 North M-63, Benton Harbor, Michigan                             49022-2692
      (Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code (616) 923-5000

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                         Name of each exchange on which registered
                -------------------                         -----------------------------------------
       Common stock, par value $1.00 per share         Chicago Stock Exchange and New York Stock Exchange
           Preferred Stock Purchase Rights             Chicago Stock Exchange and New York Stock Exchange
             7 3/4% Debentures due 2016                              New York Stock Exchange

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

   The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on March 2, 2001, was $3,352,980,317.

   On March 2, 2001, the registrant had 66,578,475 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                                    Part of Form 10-K
                                                                       into which
                          Document                                    incorporated
                          --------                                  -----------------
   The Company's Annual Report to Stockholders for the year ended
    December 31, 2000 (the "Annual Report")                        Parts I, II and IV
   The Company's proxy statement for the 2001 annual meeting of
    stockholders (SEC File No. 1-3932) (the "Proxy Statement")          Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business.

                                    General

   Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. The Company manufactures in 13 countries under 11 major brand names and markets products to distributors and retailers in more than 170 countries. As of December 31, 2000, the Company had approximately 61,000 employees. As used herein, and except where the context otherwise requires, the terms "Company" and "Whirlpool" include Whirlpool Corporation and its consolidated subsidiaries.

                             Products and Markets

   The Company manufactures and markets a full line of major appliances and related products, primarily for home use. The Company's principal products are home laundry appliances, home refrigerators and freezers, home cooking appliances, home dishwashers, room air-conditioning equipment, and mixers and other small household appliances. Less than 10% of the Company's unit sales volume is purchased from other manufacturers for resale by the Company. The Company also produces hermetic compressors and plastic components, primarily for the home appliance and electronics industries.

   The following table sets forth information regarding the total revenue contributed by each class of similar products which accounted for 10% or more of the Company's consolidated revenue in 2000, 1999, and 1998:

Year ended December 31 (millions of         Percent in
dollars)                                       2000     2000    1999    1998
-----------------------------------         ---------- ------- ------- -------
Home Refrigerators and Freezers............     31%    $ 3,165 $ 3,175 $ 3,149
Home Laundry Appliances....................     30%    $ 3,094 $ 3,091 $ 2,932
Home Cooking Appliances....................     16%    $ 1,636 $ 1,642 $ 1,625
Other......................................     23%    $ 2,430 $ 2,603 $ 2,617
                                               ----    ------- ------- -------
  Net Sales................................    100%    $10,325 $10,511 $10,323
                                               ====    ======= ======= =======

   The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and microwave hood combinations and a major supplier to Sears of dishwashers, freestanding ranges, and home refrigerators and freezers. The Company supplies products to Sears for sale under Sears' Kenmore brand name. Sears has also been a major outlet for the Company's Whirlpool and KitchenAid brand products since 1989. In 2000, approximately 20% of the Company's net sales were attributable to sales to Sears.

   Major home appliances are marketed and distributed in the United States under the Whirlpool, KitchenAid, Roper, and Estate brand names primarily to retailers, buying groups, and builders. KitchenAid portable appliances, such as mixers, are sold to retailers either directly or through sales representatives. The Company sells products to the builder trade both directly and through distributors. Major home appliances are manufactured and/or distributed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Roper, and KitchenAid brand names. In Mexico, the Company's affiliate, Vitromatic S.A., manufactures and markets major home appliances under the Whirlpool, Acros, and Supermatic brand names. Some products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

   In Europe, Whirlpool markets and distributes its major home appliances under the Whirlpool, Bauknecht, Ignis, Laden, and Algor brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in Western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, and Morocco and representative offices in Russia, Ukraine, and Slovenia. In certain Eastern European countries and ex-Soviet states, products bearing the Whirlpool and Ignis brand names are sold through distributors. The Company manufactures refrigerators and freezers and markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa. Whirlpool's European operations also sell products carrying the Whirlpool, Bauknecht, Ignis, Algor, and Fides brand names directly in Asia and to distributors and dealers in Africa and the Middle East.

   In Asia, the Company manufactures, markets and distributes its major home appliances through three operating regions: (1) the South Asia region, based in New Delhi, which includes India and the surrounding sub continent markets;
(2) the Asia Pacific region, based in Singapore, which includes Thailand, Singapore, Korea, Japan, Australia, New Zealand, Hong Kong, the Philippines, and the Pacific Islands, and through a joint venture, Taiwan; and (3) the China region, based in Shanghai. The Company markets and sells its products in Asia under the brand names Whirlpool, KitchenAid, Bauknecht, and Ignis.

   In Latin America, the Company markets and distributes its major home appliances through regional networks under the Whirlpool, Brastemp, Consul, and Eslabon de Lujo brand names. Appliance sales and distribution in Brazil, Argentina, Bolivia, and Chile are managed by the Company's Brazilian subsidiary, and in Bolivia, Peru, Paraguay, and Uruguay through distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, and Ecuador are managed by Whirlpool's North America Region and through distributors.

                                  Competition

   The major home appliance business is highly competitive. In most major markets throughout the world, 2000 was a challenging year in the industry with rising material costs, decreased consumer demand, and intense price competition. In North America, there has been continued polarization in retail distribution channels with most retailers either (1) offering little or no customer service and competing solely on the basis of price, or (2) providing value added services coupled with a brand building strategy. The Company firmly believes that it can best compete in this environment by providing value added products and services under its strong brand names. Adding instability to the retail picture in 2000, in July, Circuit City, a leading U.S. retailer, discontinued the sale of major home appliances, some of which were purchased from Whirlpool.

   The Company believes that, in terms of units sold, it is the largest North American manufacturer of home laundry appliances and one of the largest North American manufacturers of home refrigerators and freezers, room air conditioning equipment, dishwashers, and cooking products. The Company believes that in North America there are approximately five manufacturers of major home appliances.

   The Company believes that in Europe it is, in terms of units sold, one of the three largest manufacturers and marketers of major home appliance products, out of approximately 35 European manufacturers, the majority of which manufacture a limited range of products for a specific geographic region. In recent years there has been significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets. The Company believes that some merger and acquisition activity will continue, primarily by Western European manufacturers seeking alliances with companies in Central and Eastern Europe. The Company believes that its Pan European organizational structure and strategy of marketing brand names that are recognized throughout the region are competitive advantages in the European market.

   The Company believes that it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names to meet the specific requirements of consumers in the region. The Company believes that it is about twice the size of its nearest competitor and that there are approximately 20 manufacturers of major home appliances in the region.

   In Asia, the major home appliance market is characterized by rapid growth and is served by approximately 50 manufacturers of varying size and position on a country-by-country basis. The Company believes that it is the industry leader in the Indian market and it continues to establish itself throughout the remainder of the region.

   Competition in most of the Company's markets is based upon a wide variety of factors, including principally product features, price, product quality and performance, service, warranty, advertising and promotion. As a result of its global position, the Company believes it has a competitive advantage by reason of its ability to leverage engineering capabilities across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

                               Other Information

   The Company's interests outside the United States are subject to risks which may be greater than or in addition to those risks which are currently present in the United States. Such risks may include currency exchange rate fluctuations; high inflation; the need for governmental approval of and restrictions on certain financial and other corporate transactions and new or continued business operations; the convertibility of local currencies; government price controls; restrictions on the remittance of dividends, interest, royalties, and other payments; restrictions on imports and exports; duties; political and economic developments and instability; the possibility of expropriation; uncertainty as to the enforceability of commercial rights and trademarks; and various types of local participation in ownership.

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

   Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and registrations therefor in the U.S. and foreign countries. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, the KitchenAid Mixer Shape, Estate, Roper, and Inglis. The most important trademarks owned by the Company in Europe are Whirlpool, Bauknecht, Ignis, and Laden. In Latin America, the most important trademarks owned by the Company are Whirlpool, Brastemp, Consul, and Eslabon de Lujo. The most important trademark owned by the Company in Asia is Whirlpool.

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

   The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with such provisions worldwide amounted to approximately $30 million in 1998, $19 million in 1999, and $22 million in 2000. The decrease from 1998 to 1999 is attributable to the completion of air and water pollution control capital improvement projects in 1998, as well as benefits from previous pollution prevention projects. It is estimated that in 2001 environmental capital expenditures and expenses for manufacturing operations will be approximately $21 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2001.

   The entire major home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of ozone depleting chemicals used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Compliance with these various standards as they become effective will require some product redesign. However, the Company believes it is well positioned to manufacture and market products that comply with these regulations.

   The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of "Superfund" sites in the United States. However, the Company does not presently anticipate any material adverse effect upon the Company's earnings or financial condition arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters.

   In December 2000, the Company announced its intention to undertake restructuring activities that will take place over the next two years as specific actions are identified and implemented. The Company anticipates that the restructuring activities will reduce the work force by up to approximately 10% (6,000 employees). In addition, the Company believes certain operations may be closed or consolidated as a result of the restructuring activities. In January 2001, the company announced that the first phase of the restructuring plan will include the elimination of 2,000 positions worldwide and the closing of a manufacturing facility outside the United States.

   For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 12 of the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 2. Properties.

   The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 2000, the principal manufacturing and service operations of the Company were carried on at 43 locations worldwide, 33 of which are located in 12 countries outside the United States. The Company occupied a total of approximately 41.3 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 12.1 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3. Legal Proceedings.

   As of, and during the quarter ended, December 31, 2000, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of March 2, 2001, the number of holders of record of the Company's common stock was approximately 11,688.

   High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Company's common stock for each quarter during the years 1999 and 2000 are set forth on page 68 under the heading "Stockholders' and Other Information" in the Annual Report and incorporated herein by reference. Cash dividends declared for the Company's common stock for each quarter during the years 1999 and 2000 are set forth in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report and incorporated herein by reference.

ITEM 6. Selected Financial Data.

   The selected financial data for the five years ended December 31, 2000 with respect to the following line items are shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report and incorporated herein by reference: Total revenues, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, and earnings of foreign affiliates.

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

ITEM 8. Financial Statements and Supplementary Data.

   The consolidated financial statements of the Company are contained in the Annual Report and incorporated herein by reference. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2000 and 1999 is set forth in Note 13 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

   The following table sets forth the names of the Company's executive officers at December 31, 2000, the positions and offices with the Company held by them at such date, the year they first became executive officers, and their ages at December 31, 2000:

                                                                        First Became
   Name                               Office                             an Officer  Age
   ----                               ------                            ------------ ---
David R.
 Whitwam    Director, Chairman of the Board and Chief Executive Officer     1985      58

Jeff M.
 Fettig     Director, President and Chief Operating Officer                 1994      43

Mark E.
 Brown      Executive Vice President and Chief Financial Officer            1999      49

Bengt G.
 Engstrom   Executive Vice President and President, Whirlpool Europe        1999      47

Paulo
 Periquito  Executive Vice President and President, Latin America           1997      54

Michael D.
 Thieneman  Executive Vice President and Chief Technology Officer           1997      52

   Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2001 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years.

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

   None.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Financial Statements and Financial Statement Schedule."

     2. The financial statement schedule listed in the "Index to Financial Statements and Financial Statement Schedule."

     3. The exhibits listed in the "Exhibit Index."

   (b) Reports on Form 8-K filed during the fourth quarter of 2000.

     1. A Current Report on Form 8-K for October 18, 2000 pursuant to Item 5--"Other Events" announced the Company's third quarter 2000 earnings.

     2. A Current Report on Form 8-K for December 13, 2000 pursuant to Item 5--"Other Events" announced fourth quarter 2000 earnings expectations and plans to take restructuring charges and reduce costs.

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

                                          Whirlpool Corporation
                                          (Registrant)

                                                    /s/ Mark E. Brown
                                          By: _________________________________
                                                       Mark E. Brown
                                               (Principal Financial Officer)
                                                  Executive Vice President
                                                and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

         David R. Whitwam*           Director, Chairman of the
____________________________________  Board and Chief Executive
          David R. Whitwam            Officer (Principal
                                      Executive Officer)
          Jeff M. Fettig*            Director, President and
____________________________________  Chief Operating Officer
           Jeff M. Fettig
           Mark E. Brown*            Executive Vice President and
____________________________________  Chief Financial Officer
           Mark E. Brown              (Principal Financial
                                      Officer)
          Betty A. Beaty*            Vice President and
____________________________________  Controller (Principal
           Betty A. Beaty             Accounting Officer)
            Herman Cain*             Director
____________________________________
            Herman Cain
         Gary T. DiCamillo*          Director
____________________________________
         Gary T. DiCamillo
         Allan D. Gilmour*           Director                          March 16, 2001
____________________________________
          Allan D. Gilmour
        Kathleen J. Hempel*          Director
____________________________________
         Kathleen J. Hempel
          James M. Kilts*            Director
____________________________________
           James M. Kilts
         Arnold G. Langbo*           Director
____________________________________
          Arnold G. Langbo
           Paul G. Stern*            Director
____________________________________
           Paul G. Stern

             Signature                           Title                         Date
             ---------                           -----                         ----

         Janice D. Stoney*           Director                      March 16, 2001
____________________________________
          Janice D. Stoney

       /s/ Daniel F. Hopp
*By: _______________________________
           Daniel F. Hopp
          Attorney-in-Fact

                          ANNUAL REPORT ON FORM 10-K

                       ITEMS 14(a) (1) AND (2) AND 14(d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 2000

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

     Consolidated balance sheets--December 31, 2000 and 1999

     Consolidated statements of earnings--Three years ended December 31, 2000

     Consolidated statements of changes in stockholders' equity--Three years ended December 31, 2000

     Consolidated statements of cash flows--Three years ended December 31,
  2000

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

    Exhibit 12--Ratio of Earnings to Fixed Charges......................... F-10

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

                          REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS
WHIRLPOOL CORPORATION--BENTON HARBOR, MICHIGAN

   We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 financial statements of Brasmotor S.A. and its consolidated subsidiaries, which statements reflect net earnings of $58 million for the year ended December 31, 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Brasmotor S.A. and its consolidated subsidiaries, is based on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Chicago, Illinois
January 19, 2001

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

[PRICEWATERHOUSECOOPERS SIGNATURE]

PricewaterhouseCoopers
Auditores Independentes


Sao Paulo, Brazil
January 18, 1999

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2000, 1999, and 1998

                             (millions of dollars)

              Col. A                      Col. B                      Col. C                   Col. D        Col. E
              ------               -------------------- ----------------------------------- ------------ --------------
                                                                     Additions
                                                        -----------------------------------
                                                               (1)               (2)
                                   Balance at Beginning  Charged to Costs  Charged to Other Deductions-- Balance at End
           Description                  of Period         and Expenses     Accounts/Other     Describe     of Period
           -----------             -------------------- ----------------- ----------------- ------------ --------------
Year Ended December 31, 2000:
  Allowances for doubtful                                                                       $34--
  accounts--trade receivables....          $124               $ 13                                A           $103
                                           ====               ====                              ===           ====
  Allowances for doubtful
  accounts--financing receivables
  and leases.....................          $  5               $  0                              $ 0           $  5
                                           ====               ====                              ===           ====
  Accrued expenses--restructuring                                                               $34--
  costs..........................          $ 39               $--                                 C           $  5
                                           ====               ====                              ===           ====
Year Ended December 31, 1999:
  Allowances for doubtful                                                                       $22--
  accounts--trade receivables....          $116               $ 30                                A           $124
                                           ====               ====                              ===           ====
  Allowances for doubtful
  accounts--financing receivables                                                               $66--
  and leases.....................          $ 71               $  0                                B           $  5
                                           ====               ====                              ===           ====
  Accrued expenses--restructuring                                                               $78--
  costs..........................          $117               $--                                 C           $ 39
                                           ====               ====                              ===           ====
Year Ended December 31, 1998:....
  Allowances for doubtful                                                                       $63--
  accounts--trade receivables....          $134               $ 45                                A           $116
                                           ====               ====                              ===           ====
  Allowances for doubtful
  accounts--financing receivables                                                               $19--
  and leases.....................          $ 90               $  0                                B           $ 71
                                           ====               ====                              ===           ====
  Accrued expenses--restructuring                                                               $95--
  costs..........................          $212               $--                                 C           $117
                                           ====               ====                              ===           ====

----
Note A--The amounts represent accounts charged off, less recoveries of $4 in 2000, $2 in 1999 and $5 in 1998, translation adjustments and transfers.
Note B--The amount for 1999 represents accounts charged off, less recoveries of $1, while the amount for 1998 represents a transfer to the trade receivable allowance.
Note C--Includes cash payments for employees severance and related costs, lease terminations, facility dispositions and other cash costs; write-down of facilities, equipment and other assets; and translation adjustments.

                                                                      EXHIBIT 12

                       RATIO OF EARNINGS TO FIXED CHARGES

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                                      December
                                                                         31,
                                                                      ---------
                                                                      2000 1999
                                                                      ---- ----
Pretax earnings...................................................... $577 $514
Portion of rents representative of the interest factor...............   23   22
Interest on indebtedness.............................................  181  166
Amortization of debt expense and premium.............................    1    1
WFC preferred stock dividend.........................................    4    4
                                                                      ---- ----
Adjusted income...................................................... $786 $707
                                                                      ==== ====
Fixed charges
-------------
  Portion of rents representative of the interest factor............. $ 23 $ 22
  Interest on indebtedness...........................................  181  166
  Amortization of debt expense and premium...........................    1    1
  WFC preferred stock dividend.......................................    4    4
                                                                      ---- ----
                                                                      $209 $193
                                                                      ==== ====
Ratio of earnings to fixed charges...................................  3.8  3.7
                                                                      ==== ====

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 14(a)(3) and 14(c)
                                 EXHIBIT INDEX
                          YEAR ENDED DECEMBER 31, 2000

   The following exhibits are submitted herewith or incorporated herein by reference in response to Items 14(a)(3) and 14(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a)(3) of Form 10-K is identified by a "(Z)."

 Number and Description of Exhibit
 ---------------------------------
 3(i)    Restated Certificate of Incorporation of the Company.
         [Incorporated by reference from Exhibit 3(i) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December
         31, 1993] [File No. 1-3932]

 3(ii)   Amended and Restated By-laws of the Company as amended August
         17, 1999. [Incorporated by reference from Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1999] [File No. 1-3932]

 4(i) The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

 4(ii)   Rights Agreement, dated April 21, 1998, between Whirlpool
         Corporation and First Chicago Trust Company of New York, with exhibits. [Incorporated by reference from Exhibit 4 to the Company's Form 8-K, dated April 22, 1998] [File No. 1-3932]

 10(iii) (a) Whirlpool Retirement Benefits Restoration Plan (as amended
             January 1, 1992).(Z) [Incorporated by reference from Exhibit
             10(iii)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

 10(iii) (b) Whirlpool Supplemental Executive Retirement Plan (as amended and restated effective December 31, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

 10(iii) (c) Resolution adopted on December 12, 1989 by the Board of
             Directors of the Company adopting a compensation schedule, life insurance program and retirement benefit program for eligible Directors.(Z) [Incorporated by reference from
             Exhibit 10(iii)(d) to the Company's Annual Report on Form
             10-K for the fiscal year ended December 31, 1993] [File
             No.1-3932]

 10(iii) (d) Resolution adopted on December 8, 1992 by the Board of
             Directors of the Company adopting a Flexible Compensation
             Program for the Corporation's nonemployee directors.(Z)
             [Incorporated by reference from Exhibit 10(iii)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

 10(iii) (e) Whirlpool Corporation Deferred Compensation Plan for
             Directors (as amended effective January 1, 1992 and April
             20, 1993).(Z) [Incorporated by reference from Exhibit
             10(iii)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

 10(iii) (f) Form of Agreement providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Item 5--Other Events to the Company's Form 8-K dated
             April 26, 2000] [File No. 1-3932]

 10(iii) (g) Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan
             (as amended June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on
             Form
             10-K for the fiscal year ended December 31, 1995] [File No.
             1-3932]

 Number and Description of Exhibit
 ---------------------------------
 10(iii) (h) Administrative Guidelines for the Whirlpool Corporation Restricted
             Stock Value Program (pursuant to one or more of Whirlpool's
             Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company's Annual Report on Form 10-
             K for the fiscal year ended December 31, 1993] [File 1-3932]

 10(iii) (i) Administrative Guidelines for the Whirlpool Corporation Executive
             Stock Appreciation and Performance Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z)
             [Incorporated by reference from Exhibit 10(iii)(j) to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993] [File No. 1-3932]

 10(iii) (j) Whirlpool Corporation Nonemployee Director Stock Ownership Plan
             (as amended February 16, 1999, effective April 20, 1999.(Z)
             [Incorporated by reference from Exhibit A to the Company's proxy statement for the 1999 annual meeting of stockholders] [File No.
             1-3932]

 10(iii) (k) Whirlpool Performance Excellence Plan (as amended January 1, 1992,
             February 15, 1994 and April 20, 1999).(Z) [Incorporated by reference from Exhibit B to the Company's proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

 10(iii) (l) Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from
             Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

 10(iii) (m) Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z) [Incorporated by reference from Exhibit
             10(iii)(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

 10(iii) (n) Whirlpool Corporation Charitable Award Contribution and Additional
             Life Insurance Plan for Directors (effective April 20, 1993).(Z)
             [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994] [File
             No. 1-3932]

 10(iii) (o) Form of agreement for the Whirlpool Corporation Career Stock Grant
             Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit
             10(iii)(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

 10(iii) (p) Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as
             amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File
             No. 1-3932]

 10(iii) (q) Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as
             amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File
             No. 1-3932]

 10(iii) (r) Employment Agreement with Paulo F.M.O. Periquito.(Z) [Incorporated by reference from Part II Other Information, Item 6 to the
             Company's Form 10-Q for the period ended March 31, 1998] [File No.
             1-3932]

 10(iii) (s) Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan.(Z)
             [Incorporated by reference from Exhibit A to the Company's proxy statement for the 2000 annual meeting of stockholders] [File No.
             1-3932]

 10(iii) (t) Form of Stock Option Grant Document for the Whirlpool Corporation
             Stock Option Program (pursuant to one or more of Whirlpool's
             Omnibus Stock and Incentive Plans).(Z)

 12      Statement Re: Computation of the Ratios of Earnings to Fixed Charges

 Number and Description of Exhibit
 ---------------------------------
 13      Management's Discussion and Analysis and Consolidated Financial
         Statements contained in Annual Report to Stockholders for the year ended December 31, 2000

 21      List of Subsidiaries

 23ii(a) Consent of Ernst & Young LLP

 23ii(b) Consent of PricewaterhouseCoopers

 24      Powers of Attorney