Form 10-Q
period 2001-03-31
WHIRLPOOL CORP /DE/
filed 2001-05-14
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

                         Yes  X         No
                            ------         --------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock               Shares outstanding at March 31, 2001
       ---------------------               ------------------------------------
Common stock, par value $1 per share                   66,599,779

                         QUARTERLY REPORT ON FORM 10-Q

                             WHIRLPOOL CORPORATION

                          Quarter Ended March 31, 2001



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

           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                         FOR THE PERIOD ENDED MARCH 31
             (millions of dollars except share and dividend data)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                                  2001        2000
                                                                                 ------      ------
Net sales                                                                        $2,517      $2,590

EXPENSES:
  Cost of products sold                                                           1,959       1,942
  Selling and administrative                                                        406         405
  Intangible amortization                                                             7           8
  Restructuring costs                                                                48           -
                                                                                 ------      ------
                                                                                  2,420       2,355
                                                                                 ------      ------
OPERATING PROFIT                                                                     97         235

OTHER INCOME (EXPENSE):
  Interest and sundry income (expense)                                               (5)         (9)
  Interest expense                                                                  (44)        (38)
                                                                                 ------      ------
EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS                                         48         188

    Income taxes                                                                     17          71
                                                                                 ------      ------
EARNINGS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS                               31         117
    Equity in earnings of affiliated companies                                        1          (2)
    Minority interests                                                                1          (3)
                                                                                 ------      ------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  33         112

    Cumulative effect of change in accounting principle, net of tax                   8           -
                                                                                 ------      ------
NET EARNINGS                                                                     $   41      $  112
                                                                                 ======      ======

Per share of common stock:
  Basic earnings before cumulative effect of change in accounting principle      $  .49      $ 1.53
                                                                                 ------      ------
  Cumulative effect of change in accounting principle                            $  .13      $    -
                                                                                 ------      ------
  Basic net earnings                                                             $  .62      $ 1.53
                                                                                 ======      ======

  Diluted earnings before cumulative effect of change in accounting principle    $  .49      $ 1.52
                                                                                 ------      ------
  Cumulative effect of change in accounting principle                            $  .12      $    -
                                                                                 ------      ------
  Diluted net earnings                                                           $  .61      $ 1.52
                                                                                 ======      ======

  Dividends declared                                                             $  .34      $  .34
                                                                                 ======      ======

Weighted-average shares outstanding (millions):
  Basic                                                                            66.3        73.5
                                                                                 ======      ======
  Fully diluted                                                                    66.9        74.1
                                                                                 ======      ======

See notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)

                                            (Unaudited)
                                             March 31      December 31
                                               2001            2000
                                            -----------    -----------
ASSETS

Current Assets
--------------
Cash and equivalents                          $   177        $   114
Trade receivables, less allowances of
 (2001: $94; 2000: $103)                        1,640          1,748
Inventories                                     1,127          1,119
Prepaid expenses and other                        201            206
Deferred income taxes                              27             50
                                            -----------    -----------
Total Current Assets                            3,172          3,237

Other Assets
------------
Investment in affiliated companies                113            113
Intangibles, net                                  731            762
Deferred income taxes                             226            253
Derivative financial instruments                  232              0
Other                                             418            403
                                            -----------    -----------
                                                1,720          1,531

Property, Plant and Equipment
-----------------------------
Land                                               59             64
Buildings                                         784            838
Machinery and equipment                         4,261          4,374
Accumulated depreciation                       (3,099)        (3,142)
                                            -----------    -----------
                                                2,005          2,134

                                            -----------    -----------
Total Assets                                  $ 6,897        $ 6,902
                                            ===========    ===========

                                            (Unaudited)
                                             March 31      December 31
                                               2001            2000
                                            -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                 $ 1,050        $   961
Accounts payable                                1,121          1,257
Employee compensation                             242            256
Accrued expenses                                  768            795
Restructuring costs                                40              5
Current maturities of long-term debt               18             29
                                            -----------    -----------
Total Current Liabilities                       3,239          3,303

Other Liabilities
-----------------
Deferred income taxes                             157            175
Postemployment benefits                           628            630
Other liabilities                                 144            168
Long-term debt                                  1,005            795
                                            -----------    -----------
                                                1,934          1,768

Minority Interests                                138            147

Stockholders' Equity
--------------------
Common stock                                       84             84
Paid-in capital                                   398            393
Retained earnings                               2,558          2,539
Unearned restricted stock                          (8)           (11)
Accumulated other comprehensive income           (618)          (495)
Treasury stock - at cost                         (828)          (826)
                                            -----------    -----------
Total Stockholders' Equity                      1,586          1,684

                                            -----------    -----------
Total Liabilities and Stockholders' Equity    $ 6,897        $ 6,902
                                            ===========    ===========

See notes to consolidated condensed financial statements.

     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             WHIRLPOOL CORPORATION
                         FOR THE PERIOD ENDED MARCH 31
                             (millions of dollars)

                                                                                Accumulated
                                                                                   Other
                                                                   Retained    Comprehensive                   Treasury Stock/
                                                          Total    Earnings       Income        Common Stock   Paid-in-Capital
                                                         ------    --------    -------------    ------------   ---------------
Beginning balance, January 1, 2000                       $1,867    $  2,268    $        (443)   $         84   $           (42)

Comprehensive income
  Net income                                                112         112
  Foreign currency items, net of tax                         25                           25
                                                         ------
Comprehensive income                                        137
                                                         ------

Common stock issued, net of treasury shares                 (79)                                                           (79)
Dividends declared on common stock                          (26)        (26)
                                                         ------    --------    -------------    ------------   ---------------
Ending balance, March 31, 2000                           $1,899    $  2,354    $        (418)   $         84   $          (121)
                                                         ======    ========    =============    ============   ===============

Beginning balance, January 1, 2001                       $1,684    $  2,539    $        (495)   $         84   $          (444)

Comprehensive income
  Net income                                                 41          41
  Cumulative effect of change in accounting principle       (11)                         (11)
  Net gain on derivative instruments                          2                            2
  Foreign currency items, net of tax                       (114)                        (114)
                                                         ------
Comprehensive income                                        (82)
                                                         ------

Common stock issued, net of treasury shares                   6                                                              6
Dividends declared on common stock                          (22)        (22)
                                                         ------    --------    -------------    ------------   ---------------
Ending balance, March 31, 2001                           $1,586    $  2,558    $        (618)   $         84   $          (438)
                                                         ======    ========    =============    ============   ===============

See notes to consolidated condensed financial statements.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             WHIRLPOOL CORPORATION
                        FOR THREE MONTHS ENDED MARCH 31
                             (millions of dollars)

                                                         2001            2000
                                                        -------         -------
OPERATING ACTIVITIES
Net earnings                                            $    41         $   112
Depreciation                                                 95              94
Deferred income taxes                                        (6)             38
Equity in net earnings of affiliated companies,
 less dividends received                                     (1)              2
Provision for doubtful accounts                               4               -
Amortization of goodwill                                      7               8
Restructuring charges, net of cash paid                      35             (16)
Minority interests                                           (1)              3
Changes in assets and liabilities, net of effects
 of business acquisitions and dispositions:
      Trade receivables                                      50            (135)
      Inventories                                           (32)           (181)
      Accounts payable                                      (94)            111
      Other - net                                           (24)           (119)
                                                        -------         -------

  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $    74         $   (83)
                                                        -------         -------

INVESTING ACTIVITIES
Net additions to properties                             $   (58)        $   (77)
Acquisitions of businesses, less cash acquired                -            (283)
                                                        -------         -------

  CASH USED IN INVESTING ACTIVITIES                     $   (58)        $  (360)
                                                        -------         -------

FINANCING ACTIVITIES
Proceeds of short-term borrowings                       $ 7,814         $ 6,243
Repayments of short-term borrowings                      (7,705)         (5,629)
Proceeds of long-term debt                                    3               3
Repayments of long-term debt                                (21)           (157)
Dividends                                                   (45)            (26)
Purchase of treasury stock                                    -             (98)
Other                                                         1              21
                                                        -------         -------

  CASH PROVIDED BY FINANCING ACTIVITIES                      47             357
                                                        -------         -------

  INCREASE/(DECREASE) IN CASH AND EQUIVALENTS           $    63         $   (86)

  Cash and equivalents at beginning of year                 114             261
                                                        -------         -------

  CASH AND EQUIVALENTS AT END OF PERIOD                 $   177         $   175
                                                        =======         =======

See notes to consolidated condensed financial statements.

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2001 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 2000.

Diluted net earnings per share of common stock include the dilutive effect of stock and put options.

NOTE B--NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which established new accounting and reporting standards for derivative instruments. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. The fair value for all derivative contracts is included in other assets or other liabilities and will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges is recognized in other income (expense) in the statements of earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. These rules became effective for the company on January 1, 2001. The company recorded the effect of the transition to these new accounting requirements as a change in accounting principle. The transition adjustment to adopt SFAS 133 resulted in $8 million of income, net of tax, from the cumulative effect of a change in accounting principle, and an $11 million decrease, net of tax, in stockholders' equity in the company's financial statements for the quarter ended March 31, 2001.

The company is exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices, which can impact its operating results and overall financial condition. The company manages its exposure to these market risks through its operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

The company enters into foreign currency forward exchange contracts with maturities of up to eighteen months in order to manage exposure related to certain foreign currency commitments and foreign currency denominated balance sheet positions, forecasted foreign currency denominated expenditures and certain intercompany financing and royalty agreements. The company also uses commodity futures contracts with maturities up to 24 months to hedge the price risk on a portion of raw material purchases used in the manufacturing process. The company does not enter into derivative financial instruments for trading purposes. Foreign currency forward exchange contracts and commodity contracts which have been designated and are effective as hedges of firm commitments or anticipated transactions are treated as cash flow hedges for accounting purposes. The effective portion of unrealized gains and losses related to these contracts is deferred in accumulated other comprehensive income and recognized in income when the hedged transaction affects earnings, and the ineffective portion of these hedges is recognized in current period earnings. Ineffectiveness related to the company's cash flow hedges was not material to the company's results for the current period and the company estimates that $5.3 million of unrealized gains will be reclassified into earnings within the next twelve months. The company recognized $200 thousand in net gains during the current period related to amounts that were reported in accumulated comprehensive income at the beginning of the period. Foreign currency forward exchange contracts, which are not designated as hedges, are marked-to-market and unrealized gains and losses included in the current period net income as a component of other income (expense).

The company manages a portfolio of domestic and cross currency interest rate swaps that effectively convert U.S. Dollar (USD) denominated debt into that of various European currencies. Through May 15, 2000, such local currency denominated debt served as an effective hedge against the company's European cash flows and net assets. On May 15, 2000, the company undesignated these contracts as hedges of the net investment in its European operations and entered into offsetting Euro denominated currency swaps, effectively locking in an approximate $221 million positive position on the previously referenced cross currency interest rate swaps which effectively eliminated any material gain or loss on this group of contracts due to changes in European currencies. The $221 million positive cash position will be realized as the contracts mature in 2002 and 2004. These contracts are not designated as hedges and therefore are marked-to-market each period through earnings as a component of interest expense with unrealized gains (losses) on the May 2000 swap contracts substantially offsetting unrealized (losses) gains on the original swap portfolio.

In September 2000, the company entered into additional domestic interest rate swaps, which effectively neutralized any potential interest rate impact from an existing portfolio of domestic interest rate swaps. These contracts are not designated as hedges and are therefore marked-to-market each period through earnings as a component of interest expense with unrealized gains (losses) on the September 2000 swap contracts offsetting unrealized (losses) gains on the original swap portfolio.

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C--BUSINESS ACQUISITIONS & DISPOSITIONS

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


NOTE D--INVENTORIES

Inventories consist of the following:

                                     March 31     December
                                       2001         2000
                                     --------    ---------
                                     (millions of dollars)
Finished products                    $ 1,003     $ 1,013
Raw materials and work in process        292         257
                                     --------    ---------
    Total FIFO cost                    1,295       1,270
Less excess of FIFO cost
 over LIFO cost                          168         151
                                     --------    ---------
                                     $ 1,127     $ 1,119
                                     ========    =========


NOTE E--RESTRUCTURING AND OTHER SPECIAL CHARGES

Restructuring

In December, 2000, the company announced a global restructuring plan. In January 2001, the company announced the first phase of the restructuring activity, which resulted in a pre-tax restructuring charge of $48 million in the first quarter, which was identified as a separate component of operating profit. The restructuring charge included $39 million in termination benefits and $9 million in non-employee exit costs. These charges relate primarily to the closing of a refrigeration plant in the company's Latin American region, a parts packing facility in the North American region and a plastic components facility in the Asian region. The majority of employees in this phase represent hourly personnel at the identified facilities. The company expects to eliminate approximately 2,300 employees of which 200 had left the company through March 31, 2001.

Other Special Charges

Also included in the first phase of the company's restructuring program were $22 million pre-tax, of restructuring related charges which were primarily recorded in the cost of products sold section within operating profit. Included in this total were $12 million in write-downs of various fixed assets, primarily buildings that will not be used in the

                             WHIRLPOOL CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

company's business activities in its Latin American region. The company also wrote off $8 million in various assets in its Asian region which was primarily made up of equipment no longer to be used in its business activities.

Details of the first quarter's restructuring and related charges was as follows:

Three Months                  Charge                                 Accrual at
Ended March 31             to Earnings    Cash Paid    Non-cash    March 31, 2001
---------------------------------------------------------------------------------
Restructuring
Termination costs             $ 39           $ 8         $  -           $ 31
Non-employee exit costs       $  9           $ -         $  -           $  9

Asset Write-offs
Miscellaneous buildings       $ 11           $ -         $ 11           $  -
Miscellaneous equipment       $ 11           $ -         $ 11           $  -
                              ----           ---         ----           ----
    Total                       70             8           22             40
                              ====           ===         ====           ====


NOTE F--CONTINGENCIES

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the company's financial position.

The company is a party to certain financial instruments with off-balance-sheet risk which are entered into in the normal course of business. These instruments consist of financial guarantees, repurchase agreements and letters of credit. The company's exposure to credit loss in the event of nonperformance by the debtors varies amongst these agreements. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Collateral or other security is generally required to support financial instruments with off-balance-sheet risk.

At March 31, 2001, the company had $96 million in guarantees of customer lines of credit at commercial banks.

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

The company's chief operating decision maker reviews each operating segment's performance based upon operating profit excluding one-time charges such as restructuring and related charges. These charges are included in operating profit on a consolidated basis and included in the Other and Eliminations column in the table below. For the quarter-ended March 31, 2001, the operating segments recorded total restructuring and related charges as follows; North America $5 million, Europe $8 million, Latin America $47 million, Asia $8 million and Corporate $2 million. Refer to Note E, presented earlier, for a discussion of restructuring and other special charges.

(millions of dollars)

Three Months                North                  Latin                  Other and
Ended March 31             America     Europe     America     Asia     (Eliminations)     Consolidated
------------------------------------------------------------------------------------------------------
Sales
2001                       $ 1,537     $  513     $   412     $ 88     $         (33)     $      2,517
2000                       $ 1,556     $  569     $   416     $ 88     $         (39)     $      2,590

Intangible amortization
2001                       $     1     $    3     $     1     $  1     $           1      $          7
2000                       $     1     $    4     $     1     $  1     $           1      $          8

Depreciation
2001                       $    47     $   16     $    25     $  4     $           3      $         95
2000                       $    40     $   19     $    25     $  5     $           5      $         94

Operating profit (loss)
2001                       $   170     $    4     $    28     $  4     $        (109)     $         97
2000                       $   205     $   39     $    26     $  3     $         (38)     $        235

Total assets
2001                       $ 2,636     $1,737     $ 1,453     $676     $         395      $      6,897
December 31, 2000          $ 2,624     $1,948     $ 1,600     $704     $          26      $      6,902

Capital expenditures
2001                       $    28     $   10     $    15     $  2     $           3      $         58
2000                       $    30     $   16     $    23     $  1     $           7      $         77

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 2001 and 2000. All comparisons are to 2000, unless otherwise noted. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales
---------

Net sales decreased 3% and totaled $2.5 billion for the first quarter of 2001. Excluding currency fluctuations around the world, net sales were level with 2000. North American unit volumes were down 3% in the first quarter, in an industry that was down 10%. North America net sales, however, were down 1% reflecting an improved product mix. North American industry shipments are expected to be down 2% for the full year. European unit volumes were down 1% in a slowing appliance industry. European net sales decreased 10% due primarily to the impact of currency fluctuations. Excluding the impact of currency fluctuations, European net sales decreased 3%. European industry shipments are expected to be up two percent for the full year. Units sold increased 3% in Latin America. Latin America net sales decreased 1% due to the impact of currency fluctuations. Excluding currency fluctuations, Latin America net sales increased 5%. Latin American industry shipments are expected to be up 5% to 8% for the full year. Asia unit volumes increased 7% despite a slowing appliance industry in India and other Asia Pacific markets. Asia net sales decreased slightly, reflecting the impact of currency fluctuations. Excluding currency fluctuations, Asia's net sales increased 6%. Asian industry shipments are expected to increase 5% for the full year.

Gross Margin
------------

Gross margin percentage declined by 2.1 percentage points, excluding the impact of $20 million in special charges for asset write-offs related to the company's restructuring program which were classified in cost of products sold. Pricing pressures in North America and Europe, higher material costs in Europe, and increased sales allowances in Latin America offset company-wide productivity improvements and the lower effective excise tax rate in Brazil due to the recognition of Befiex tax credits, which are discussed further under "Financial Condition and Other Matters."

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses as a percent of net sales increased
0.5 percentage points as expenses were level on lower sales volume. The North America ratio improved due to the benefits from cost containment efforts. Europe's ratio increased 0.3 percentage points due to lower sales offsetting cost containment efforts and the Latin America ratio increased 2.6 percentage points due primarily to investments in growth initiatives and a change in classification of customer freight rebills into revenue and out of selling, general and administrative expenses.

Other Income and Expense
------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Interest and sundry income (expense) was $4 million favorable compared to the first quarter of 2000 as lower miscellaneous expense levels offset lower interest income. The lower interest income was due to reduced short-term investments primarily in Latin America. Interest expense increased $6 million due to higher average balances in short-term borrowings.

Income Taxes
------------

The effective income tax rate for 2001 was 35.7 percent versus the effective rate for 2000 of 38.0 percent. The lower effective tax rate was due to the Befiex credits utilized during the quarter, which are nontaxable, and various tax strategies, combining to offset additional minimum taxes required in Europe.

Net Earnings
------------

Core earnings for the quarter, which excluded restructuring and related charges of $40 million, after-tax and minority interests (refer to Note E to the accompanying consolidated condensed financial statements for a discussion of restructuring and other special charges), and a one-time gain related to the implementation of SFAS No. 133 of $8 million, after-tax, were $73 million or $1.10 per diluted share versus $112 million or $1.52 per diluted share in 2000. Reported first quarter net earnings were $41 million or $0.61 per diluted share.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2001 and 2000 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first three months of 2001 was $74 million compared to $83 million used in 2000. The quarter's improvement over the prior year was mainly in working capital as changes in inventories and accounts receivable offset a decrease in accounts payable.

Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first three months were $58 million in 2001 as compared to $77 million in 2000. These

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

Refer to Note C to the accompanying consolidated condensed financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends to shareholders totaled $45 million for the first quarter of 2001 versus $26 million for 2000. The increase was due to the timing of funding for the fourth quarter 2000 payment more than offsetting a reduction in outstanding shares due to the repurchase program.

The company's borrowings, net of short term investments and adjusted for currency fluctuations, increased $91 million from year end primarily in short term notes payable.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the March 31, 2001 balance sheet. The company's total assets are $6.9 billion and stockholders' equity is $1.6 billion versus the March 2000 totals of $7.0 billion and $1.9 billion, respectively. The decrease in stockholders' equity was due primarily to $329 million of treasury stock purchases and a $192 million reduction due to translation offsetting net earnings retention of $208 million. The company's total assets and stockholders' equity at December 31, 2000 were $6.9 billion and $1.7 billion, respectively. The lower equity from year-end was due to translation offsetting net earnings retention.

On February 15, 2000, the company announced that its Board of Directors approved an extension of the company's stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extended the previously authorized $250 million repurchase program which was announced March 1, 1999. The shares are purchased in the open market and through privately negotiated sales as the company deems appropriate. The company has purchased 11.3 million shares at a cost of $594 million under the program, none of which were repurchased in 2001.

The overall debt to invested capital ratio of 54.6 percent at March 31, 2001 was up from 45.6 percent at March 31, 2000 and up from 49.4 percent at December 31, 2000. The increase from year-end is due primarily to the increase in long-term debt from the reclassification of a $221 million positive cash position on previously held net investment hedges, from a contra debt account to other long-term assets on the balance sheet and lower equity. The long-term debt adjustment was in accordance with the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Fitch IBCA.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

In December, 2000, the company announced a global restructuring plan that when fully implemented is currently expected to result in pre-tax charges of between $300 and $350 million and an annualized savings of between $225 and $250 million. The plan is expected to eliminate approximately 6,000 positions worldwide and will be announced in phases over each quarter in 2001 as plans are finalized. In January 2001, the company announced the first phase of the restructuring activity, which resulted in a pre-tax charge of $70 million ($48 million restructuring charge and $22 million of restructuring related charges) in the first quarter. These actions are expected to produce savings of about $35 million in 2001, increasing to approximately $50 million on an annualized basis.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, obtained a favorable decision with respect to additional export incentives in connection with the Brazilian government's export incentive program (Befiex). These incentives were worth approximately $420 million as of December 31, 2000. The company recognized $52 million (Whirlpool's share after minority interest was $49 million) in Befiex credits in 2000 as a reduction of current excise taxes payable and therefore an increase in net sales. The company recognized $17 million of such credits during the first quarter of 2001.

EURO CURRENCY CONVERSION

On January 1, 1999, eleven member nations of the European Union began the conversion to a common currency, the "euro." The company has significant manufacturing operations and sales in these countries. The introduction of the euro has eliminated transaction gains and losses within participating countries and there currently has not been any significant impact on operating results from the change to the euro.

Internal computer system and business processes are being changed to accommodate the new currency and the company established a cross-functional team, guided by an executive-level steering committee, to address these issues. The company estimates that all of the euro countries will be converted in various steps to the euro currency by the end of 2001. The total cost of the euro conversion program will be approximately $3 million.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management's Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect our current views with respect to future events and financial performance.

Certain statements contained in this annual report and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Brazilian businesses operating in a challenging and volatile environment; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America which accounted for approximately 20% of our consolidated net sales of $10.3 billion in 2000; (7) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (8) social, economic, and political volatility in developing markets; (9) worsening of the economic downturn in North America;
(10) changes in North America's consumer preferences regarding how appliances are purchased; and (11) the effectiveness of the series of restructuring actions the company anticipates taking through 2002.

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

                         Quarter Ended March 31, 2001


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.   The following are included herein:

     (99) Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended March 31, 2001.

A Current Report on Form 8-K dated January 24, 2001 pursuant to Item 5, "Other Events," to announce the Company's earnings for the fourth quarter and full year 2000.

A Current Report on Form 8-K dated January 31, 2001 pursuant to Item 5, "Other Events," to announce the first phase of its previously announced worldwide restructuring plan. The Company anticipates the first phase of the restructuring will result in the elimination of approximately 2,000 positions worldwide. The company expects that this phase of the restructuring will result in a first quarter charge of approximately $75 million and will produce savings of about $35 million in 2001, increasing to about $50 million annually.

A Current Report on Form 8-K dated March 14, 2001 pursuant to Item 5, "Other Events," to announce the promotion of Michael A. Todman to Executive Vice President, North American Region. On March 16, 2001, the registrant received the resignation of Bengt G. Engstrom, Executive Vice President, Whirlpool Europe, as an officer of the Company effective immediately.

A Current Report on Form 8-K dated March 28, 2001 pursuant to Item 5, "Other Events," to announce the Company expected to report first quarter 2001 earnings of between $.96 and $1.00.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WHIRLPOOL CORPORATION
                                            (Registrant)


                                       By /s/ Mark Brown
                                          -----------------------------
                                              Mark E. Brown
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

May 14, 2001