Form 10-Q
period 2001-06-30
WHIRLPOOL CORP /DE/
filed 2001-07-20
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001.

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

                                             Yes    X        No
                                                ---------      ---------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class of common stock                     Shares outstanding at June 30, 2001
   ---------------------                     -----------------------------------

Common stock, par value $1 per share                     66,904,815

                          QUARTERLY REPORT ON FORM 10-Q

                              WHIRLPOOL CORPORATION

                           Quarter Ended June 30, 2001





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

            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                         FOR THE PERIODS ENDED JUNE 30
              (millions of dollars except share and dividend data)

                                                         Three Months Ended       Six Months Ended
                                                         ------------------      ------------------
                                                          2001        2000        2001        2000
                                                         ------      ------      ------      ------
Net sales                                                $2,585      $2,586      $5,101      $5,176

EXPENSES:
  Cost of products sold                                   1,989       1,958       3,948       3,900
  Selling and administrative                                405         389         810         794
  Intangible amortization                                     7           7          14          15
  Restructuring costs                                        14           -          62           -
                                                         ------      ------      ------      ------
                                                          2,415       2,354       4,834       4,709
                                                         ------      ------      ------      ------
OPERATING PROFIT                                            170         232         267         467

OTHER INCOME(EXPENSE):
  Interest and sundry income (expense)                       (7)         (4)        (11)        (14)
  Interest expense                                          (43)        (46)        (87)        (83)
                                                         ------      ------      ------      ------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND OTHER ITEMS                               120         182         169         370

  Income taxes                                               43          63          61         135
                                                         ------      ------      ------      ------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
 EQUITY EARNINGS AND MINORITY INTERESTS                      77         119         108         235


   Equity in earnings of affiliated companies                 2           7           3           6

   Minority interests                                        (5)         (5)         (4)         (8)
                                                         ------      ------      ------      ------
EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    74         121         107         233
  Loss from discontinued operations, net of tax             (21)                    (21)
  Cumulative effect of change in accounting
   principle, net of tax                                      -           -           8           -
                                                         ------      ------      ------      ------
NET EARNINGS                                             $   53      $  121      $   94      $  233
                                                         ======      ======      ======      ======
Per share of common stock:
   Basic earnings from continuing operations             $ 1.12      $ 1.68      $ 1.61      $ 3.20
   Loss from discontinued operations, net of tax          (0.32)          -       (0.32)          -
   Cumulative effect of change in accounting principle,
    net of tax                                                -           -        0.12           -
                                                         ------      ------      ------      ------
   Basic net earnings                                    $  .80      $ 1.68      $ 1.41      $ 3.20
                                                         ======      ======      ======      ======

   Diluted earnings from continuing operations           $ 1.10      $ 1.66      $ 1.59      $ 3.18
   Loss from discontinued operations, net of tax          (0.32)          -       (0.32)          -
   Cumulative effect of change in accounting principle,
    net of tax                                                -           -        0.12           -

                                                         ------      ------      ------      ------
   Diluted net earnings                                  $  .78      $ 1.66      $ 1.39      $ 3.18
                                                         ======      ======      ======      ======
   Dividends declared                                    $  .34      $  .34      $  .68      $  .68
                                                         ======      ======      ======      ======

Weighted-average shares outstanding (millions):
   Basic                                                   66.5        72.1        66.4        72.8
   Fully diluted                                           67.7        72.9        67.3        73.4

See notes to consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              WHIRLPOOL CORPORATION
                              (millions of dollars)

                                               (Unaudited)
                                                 June 30          December 31
                                                  2001                2000
                                             ---------------    ----------------
ASSETS

Current Assets
--------------
Cash and equivalents                         $          153     $           114
Trade receivables, less allowances of
 (2001: $91; 2000: $103)                              1,648               1,748
Inventories                                           1,099               1,119
Prepaid expenses and other                              225                 206
Deferred income taxes                                    31                  50
                                             ---------------    ----------------
Total Current Assets                                  3,156               3,237


Other Assets
------------
Investment in affiliated companies                      114                 113
Intangibles, net                                        710                 762
Deferred income taxes                                   219                 253
Derivative financial instruments                        230                   -
Other                                                   392                 403
                                             ---------------    ----------------
                                                      1,665               1,531

Property, Plant and Equipment
-----------------------------
Land                                                     58                  64
Buildings                                               789                 838
Machinery and equipment                               4,221               4,374
Accumulated depreciation                             (3,128)             (3,142)
                                             ---------------    ----------------
                                                      1,940               2,134
                                             ---------------    ----------------
Total Assets                                 $        6,761     $         6,902
                                             ===============    ================

                                               (Unaudited)
                                                 June 30          December 31
                                                  2001               2000
                                             ---------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                $          828     $           961
Accounts payable                                      1,174               1,257
Employee compensation                                   239                 256
Accrued expenses                                        841                 795
Restructuring costs                                      26                   5
Current maturities of long-term debt                     17                  29
                                             ---------------    ----------------
Total Current Liabilities                             3,125               3,303


Other Liabilities
-----------------
Deferred income taxes                                   156                 175
Postemployment benefits                                 631                 630
Other liabilities                                       146                 168
Long-term debt                                        1,000                 795
                                             ---------------    ----------------
                                                      1,933               1,768

Minority Interests                                      135                 147


Stockholders' Equity
--------------------
Common stock                                             84                  84
Paid-in capital                                         414                 393
Retained earnings                                     2,588               2,539
Unearned restricted stock                                (6)                (11)
Accumulated other comprehensive income                 (684)               (495)
Treasury stock - at cost                               (828)               (826)
                                             ---------------    ----------------
Total Stockholders' Equity                            1,568               1,684
                                             ---------------    ----------------
Total Liabilities and Stockholders' Equity   $        6,761     $         6,902
                                             ===============    ================


See notes to consolidated condensed financial statements.

             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                              WHIRLPOOL CORPORATION
                          FOR THE PERIOD ENDED JUNE 30
                              (millions of dollars)

                                                                                       Second Quarter
                                                             ------------------------------------------------------------------
                                                                                         Accumulated
                                                                                            Other                    Treasury
                                                                            Retained    Comprehensive    Common     Stock/Paid-
                                                               Total        Earnings        Income       Stock      in-Capital
                                                             ---------     ----------   -------------   --------    -----------
Beginning balance, 2000                                       $ 1,898        $ 2,354        $ (418)       $ 84       $ (122)

Comprehensive income
    Net income                                                    121            121
    Foreign currency items, net of tax                            (20)                         (19)
                                                             ---------
Comprehensive income                                              101
                                                             =========

Common stock issued                                              (122)                                                 (123)
Dividends declared on common stock                                (24)           (24)
                                                             ---------      ---------      --------      ------     --------
Ending balance, June 30, 2000                                 $ 1,853        $ 2,451        $ (437)       $ 84       $ (245)
                                                             =========      =========      ========      ======     ========



Beginning balance, 2001                                       $ 1,586        $ 2,558        $ (618)       $ 84       $ (438)

Comprehensive income
    Net income                                                     53             53
    Cumulative effect of change in accounting principle             -
    Net loss on derivative instruments, net of tax                 (8)                          (8)
    Foreign currency items, net of tax                            (58)                         (58)
                                                             ---------
Comprehensive income                                              (13)
                                                             =========

Common stock issued                                                18                                                    18
Dividends declared on common stock                                (23)           (23)
                                                             ---------      ---------      --------      ------     --------
Ending balance, June 30, 2001                                 $ 1,568        $ 2,588        $ (684)       $ 84       $ (420)
                                                             =========      =========      ========      ======     ========




                                                                                         Year-to-Date
                                                             ------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           Other                    Treasury
                                                                           Retained    Comprehensive    Common     Stock/Paid-
                                                               Total       Earnings        Income       Stock      in-Capital
                                                             ---------    ----------   -------------   --------    -----------
Beginning balance, 2000                                       $ 1,867      $ 2,268        $ (443)        $ 84        $ (42)

Comprehensive income
    Net income                                                    233          233
    Foreign currency items, net of tax                              6                          6
                                                             ---------
Comprehensive income                                              239
                                                             =========
Common stock issued                                              (203)                                                (203)
Dividends declared on common stock                                (50)         (50)
                                                             ---------    ---------      --------       ------     --------
Ending balance, June 30, 2000                                 $ 1,853      $ 2,451        $ (437)        $ 84       $ (245)
                                                             =========    =========      ========       ======     ========



Beginning balance, 2001                                       $ 1,684      $ 2,539        $ (495)        $ 84       $ (444)

Comprehensive income

    Net income                                                     94           94
    Cumulative effect of change in accounting principle           (11)                       (11)
    Net loss on derivative instruments, net of tax                 (6)                        (6)
    Foreign currency items, net of tax                           (172)                      (172)
                                                             ---------
Comprehensive income                                              (95)
                                                             =========

Common stock issued                                                24                                                   24
Dividends declared on common stock                                (45)         (45)
                                                             ---------    ---------      --------       ------     --------
Ending balance, June 30, 2001                                 $ 1,568      $ 2,588        $ (684)        $ 84       $ (420)
                                                             =========    =========      ========       ======     ========


See notes to consolidated condensed financial statements.

    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       WHIRLPOOL CORPORATION
                   FOR SIX MONTHS ENDED JUNE 30
                       (millions of dollars)



                                                            2001        2000
                                                          --------    --------
OPERATING ACTIVITIES
Net earnings                                              $     94    $    233
Depreciation                                                   185         203
Amortization of goodwill                                        14          15
Provision for doubtful accounts                                 10           2
Equity in net earnings of affiliated
  companies, less dividends received                            (3)         (6)
Loss on discontinued operations                                 21          --
Restructuring charges, net of cash paid                         23         (29)
Minority interests                                               4           8
Deferred income taxes                                           (9)         23
Change in working capital:
    Trade receivables                                            9        (195)
    Inventories                                                (19)       (260)
    Accounts payable                                           (21)         62
Changes in other assets and liabilities:
    Payroll and other compensation                              (7)        (63)
    Current taxes payable                                       45           9
    Other - net                                                 (5)        (83)
                                                          --------    --------

  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $    341    $    (81)
                                                          --------    --------

INVESTING ACTIVITIES
Net additions to properties                               $   (118)   $   (162)
Acquisitions of businesses, less cash acquired                  --        (283)
                                                          --------    --------
  CASH USED IN INVESTING ACTIVITIES                       $   (118)   $   (445)
                                                          --------    --------
FINANCING ACTIVITIES
Proceeds of short-term borrowings                         $ 17,969    $ 14,005
Repayments of short-term borrowings                        (18,077)    (13,260)
Proceeds of long-term debt                                       6         336
Repayments of long-term debt                                   (32)       (413)
Dividends                                                      (68)        (50)
Purchase of treasury stock                                      --        (228)
Other                                                           18          34
                                                          --------    --------
  CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (184)        424
                                                          --------    --------
  INCREASE / (DECREASE) IN CASH AND EQUIVALENTS           $     39    $   (102)
  Cash and equivalents at beginning of year                    114         261
                                                          --------    --------
  CASH AND EQUIVALENTS AT END OF PERIOD                   $    153    $    159
                                                          ========    ========


See notes to consolidated condensed financial statements.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 2001 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 2000.

Diluted net earnings per share of common stock include the dilutive effect of stock and put options.

NOTE B--NEW ACCOUNTING STANDARDS

On January 1, 2001, the company adopted the provisions of FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and recorded the impact as a change in accounting principle. The transition adjustment to adopt SFAS 133 resulted in $8 million of income, net of tax, from the cumulative effect of a change in accounting principle, and an $11 million decrease, net of tax, in stockholders' equity in the company's financial statements for the quarter ended March 31, 2001.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In June 2001, the company entered into interest rate swaps which effectively neutralize interest rate fluctuations on $100 million of the company's floating rate obligations. These contracts are designated and effective as hedges of anticipated cash payments and treated as cash flow hedges for accounting purposes. The effective portion of unrealized gains and losses related to these contracts is deferred in accumulated other comprehensive income and recognized in income when the hedged transaction affects earnings.

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

NOTE D--DISCONTINUED OPERATIONS

During the second quarter of 2001, the company wrote off its investment in a securitized aircraft lease portfolio which was owned by the company's previously discontinued finance company, Whirlpool Financial Corporation. The write-off, due primarily to the softening aircraft leasing industry, resulted in a pre-tax loss from discontinued operations of $35 million ($21 million after-tax).

NOTE E--SUBSEQUENT EVENTS

On July 3, 2001, the company completed the issuance of 300 million euro denominated 5.875% Notes due 2006. The notes are general obligations of the company and the proceeds are expected to be used for general corporate purposes, including but not limited to refinancing outstanding debt.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F--INVENTORIES

Inventories consist of the following:

                                         June 30           December 31
                                          2001                2000
                                       ------------        -----------
                                            (millions of dollars)

Finished products                      $        975        $       956
Raw materials and work in process               268                314
                                       ------------        -----------
     Total FIFO cost                          1,243              1,270

Less excess of FIFO cost
  over LIFO cost                                144                151
                                       ------------        -----------
                                       $      1,099        $     1,119
                                       ============        ===========


NOTE G--RESTRUCTURING AND OTHER SPECIAL CHARGES

Restructuring

In December, 2000, the company announced a global restructuring plan. Through June 30, 2001, the company announced phases of the restructuring activity that have resulted in pre-tax restructuring charges of $62 million, which was identified as a separate component of operating profit. The restructuring charges included $50 million in termination benefits and $12 million in non-employee exit costs. These charges relate primarily to the closing of a refrigeration plant in the company's Latin American region, a parts packing facility in the North American region and a plastic components facility in the Asian region. The majority of employees to date represent hourly personnel at the identified facilities. The company expects to eliminate approximately 3,000 employees of which 1,500 had left the company through June 30, 2001.

Other Special Charges

Also included in the company's restructuring activity to date were $29 million pre-tax, of restructuring related charges recorded primarily as cost of products sold. Included in this total were $12 million in write-downs of various fixed assets, primarily buildings that will not be used in the company's business activities in its Latin American region. The company also wrote off $15 million in various assets in its European and Asian regions which was primarily made up of equipment no longer to be used in its business activities.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Details of the year-to-date restructuring and related charges was as follows:

Six Months                Beginning        Charge                                               Accrual at
Ended June 30, 2001        Balance      to Earnings   Cash Paid    Non-cash      Translation    30-Jun-01
----------------------------------------------------------------------------------------------------------
(millions of dollars)

Restructuring
Termination costs        $        5             50   $      (34)  $       -                    $        21
Non-employee exit costs                         12           (5)          -                              7
Translation impact                                                                        (2)           (2)

Asset Write-offs
Miscellaneous buildings                         12            -         (12)                             -
Inventory                                        2            -          (2)
Miscellaneous equipment                         15            -         (15)                             -
                          ---------    -----------    ---------    --------     ------------    ----------
     Total               $        5             91   $      (39)  $     (29)              (2)  $        26
                          =========    ===========    =========    ========     ============    ==========


NOTE H--CONTINGENCIES

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

At June 30, 2001, the company had $104 million in guarantees of customer lines of credit at commercial banks.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE I--GEOGRAPHIC SEGMENTS

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

The company's chief operating decision maker reviews each operating segment's performance based upon operating profit excluding one-time charges such as restructuring and related charges. These charges are included in operating profit on a consolidated basis and included in the Other and Eliminations column in the tables below. For the quarter and year-to-date amounts through June 30, 2001, the operating segments recorded total restructuring and related charges as follows; North America $10 and $15 million, Europe $9 and $17 million, Latin America $0 and $47 million, Asia $1 and $9 million and Corporate $1 and $3 million. Refer to Note E, presented earlier, for a discussion of restructuring and other special charges.

(millions of dollars)

Three Months                 North                   Latin               Other and
Ended June 30               America     Europe      America      Asia  (Eliminations) Consolidated
--------------------------------------------------------------------------------------------------

Sales
2001                       $  1,661    $    483    $    379    $   106    $   (44)     $  2,585
2000                       $  1,589    $    524    $    401    $   115    $   (43)     $  2,586

Intangible amortization
2001                       $      1    $      3    $      1    $     1    $     1      $      7
2000                       $      1    $      3    $      1    $     1    $     1      $      7

Depreciation
2001                       $     47    $     17    $     22    $     3    $     1      $     90
2000                       $     46    $     20    $     29    $     3    $    11      $    109

Operating profit (loss)
2001                       $    176    $      4    $     35    $     6    $   (51)     $    170
2000                       $    195    $     38    $     25    $     6    $   (32)     $    232

Capital expenditures
2001                       $     27    $     15    $     16    $     2    $     -      $     60
2000                       $     39    $     15    $     16    $     3    $    12      $     85

Total assets
June 30, 2001              $  2,690    $  1,825    $  1,353    $   679    $   214      $  6,761
December 31, 2000          $  2,624    $  1,948    $  1,600    $   704    $    26      $  6,902

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(millions of dollars)

Six Months                   North                   Latin               Other and
Ended June 30               America     Europe      America      Asia  (Eliminations) Consolidated
--------------------------------------------------------------------------------------------------

Sales
2001                       $  3,198    $    996    $    791    $   194    $   (78)     $  5,101
2000                       $  3,145    $  1,093    $    817    $   204    $   (83)     $  5,176

Intangible amortization
2001                       $      2    $      6    $      2    $     2    $     2      $     14
2000                       $      2    $      7    $      1    $     3    $     2      $     15

Depreciation
2001                       $     94    $     33    $     47    $     7    $     4      $    185
2000                       $     86    $     39    $     54    $     8    $    16      $    203

Operating profit (loss)
2001                       $    346    $      9    $     63    $    10    $  (161)     $    267
2000                       $    400    $     77    $     51    $     9    $   (70)     $    467

Capital expenditures
2001                       $     56    $     26    $     31    $     4    $     1      $    118
2000                       $     69    $     31    $     39    $     4    $    19      $    162

Total assets
June 30, 2001              $  2,690    $  1,825    $  1,353    $   679    $   214      $  6,761
December 31, 2000          $  2,624    $  1,948    $  1,600    $   704    $    26      $  6,902

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six month periods ended June 30, 2001 and 2000. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales

The total number of units sold increased 2% and 1% for the quarter and year-to-date comparisons. Consolidated net sales were level with the year ago quarter and down 1% versus the comparable year-to-date period. Excluding the impact of currency fluctuations around the world, net sales would have increased 4% and 2% over the comparable periods. The table below provides a breakdown of sales by region.

                           2nd Quarter                     Year-to-date
                       -------------------          --------------------------
(millions of dollars)    2001       2000    Change    2001      2000    Change
                       --------   --------  ------  --------  --------  ------
Net Sales:
  North America        $  1,661   $  1,589    4.5%  $  3,198  $  3,145     1.7%
  Europe                    483        524   (7.8)       996     1,093    (8.9)
  Latin America             379        401   (5.5)       791       817    (3.2)
  Asia                      106        115   (7.8)       194       204    (4.9)
  Other/eliminations        (44)       (43)     -        (78)      (83)      -
                       --------   --------          --------  --------
Consolidated           $  2,585   $  2,586   (0.0)% $  5,101  $  5,176    (1.4)%
                       ========   ========  =====   ========  ========  ======


Regional trends were as follows:

- North American unit sales increased 3% for the quarter in an industry that was down approximately 5%. Year-to-date unit shipments were level while the industry declined approximately 8%. The increased net sales reflected an improved product mix over 2000 for both the quarter and year-to-date periods. North American industry shipments are currently expected to be down 3% for the full year.

- European unit volumes remained level year-over-year for both the quarter and year-to-date periods in a slowing appliance industry. The decline in net sales is primarily due to the impact of currency fluctuations. Excluding this impact, net sales were down 2% versus the comparable 2000 periods. European industry shipments are currently expected to be flat to up 2% for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

- Latin American unit volumes were up 4% for the quarter and year-to-periods while net sales were lower for the comparable periods as the impact of currency and price competition offset the increased unit volumes. Excluding the impact of currency fluctuations, net sales increased 8% for both comparative periods, respectively. Latin American industry shipments are currently expected to be down approximately 3% for the full year.

- Asia's unit volumes increased 1% and 3% for the quarter and year-to-date periods despite a slowing appliance industry in India and other Asia Pacific markets. Asia net sales decreased, however, reflecting currency impact and price competition.

Gross Margin

Gross margin percentage declined by 1.0 percentage points and 1.6 percentage points for the quarter and year-to-date comparisons, excluding the impact of $6 million and $26 million in special charges for asset write-offs related to the company's restructuring program which were classified in cost of products sold. Pricing pressures globally and higher material costs in Europe offset company-wide productivity improvements and a lower effective excise tax rate in Brazil.

Selling and Administrative

Selling and administrative expenses as a percent of net sales increased 0.7 percentage points for the quarter and 0.6 percentage points year-to-date. The North American ratios improved over the prior year as benefits from cost containment efforts more than offset increased spending for new product launches. The European ratios increased for the quarter and year-to-date periods as lower sales more than offset cost containment efforts. The Latin American ratios increased for both period comparisons due to investments in growth initiatives and the required change in classification of customer freight recovery into revenue and out of selling and administrative expenses.

Other Income and Expense

Interest and sundry income (expense) was $3 million unfavorable quarter-over-quarter mainly due to lower interest income. Interest and sundry income was $3 million favorable for the year-to-date comparison as lower miscellaneous costs offset $7 million in reduced interest income. The lower interest income for both period comparisons was due to reduced short-term investments primarily in Latin America. Interest expense decreased $3 million for the quarter, but increased $4 million for the year-to-date comparisons due to higher average balances in short-term borrowings during the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Income Taxes

The consolidated effective income tax rate was 36% for the quarter and year-to-date periods versus rates of 35% and 37%, respectively, for the year ago periods. The lower effective tax rate for the year-to-date period was due to Befiex credits utilized in 2001, which are nontaxable, and various tax strategies, combining to offset minimum taxes required in Europe.

Earnings

Core earnings for the second quarter, which excluded restructuring and related charges of $14 million, after-tax and minority interests (refer to Note G to the accompanying consolidated condensed financial statements for a discussion of restructuring and other special charges) and a $21 million loss, after-tax on discontinued operations (refer to Note D to the accompanying consolidated condensed financial statements for a discussion of discontinued operations), were $88 million or $1.30 per diluted share versus $121 million or $1.66 per diluted share in 2000. Reported second quarter net earnings were $53 million or $0.78 per diluted share.

Core earnings for the year-to-date period, which excluded restructuring and related charges of $55 million, after-tax and minority interests, a $21 million loss, after-tax, on discontinued operations and a one-time gain related to the implementation of SFAS No. 133 of $8 million, after-tax, were $162 million or $2.40 per diluted share versus $233 million or $3.18 per diluted share in 2000. Reported year-to-date net earnings were $94 million or $1.39 per diluted share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 2001 and 2000 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first six months of 2001 was $341 million compared to $81 million used in 2000. The improvement over the prior year was due to changes in inventories and accounts receivable offsetting a decrease in accounts payable and lower net earnings.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first half were $118 million in 2001 down from $162 million in the 2000 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note C to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities

Dividends to shareholders totaled $68 million for the first half of 2001 versus $50 million in 2000. The increase was due to the timing of funding for the fourth quarter 2000 payment more than offsetting a reduction in outstanding shares due to the repurchase program.

The company's borrowings, adjusted for currency fluctuations, decreased $134 million from year end as cash provided by operating activities was used to reduce short term notes payable.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the June 30, 2001 balance sheet. The company's total assets are $6.8 billion and stockholders' equity is $1.6 billion versus the June 30, 2000 totals of $7.0 billion and $1.9 billion, respectively. The decrease in stockholders' equity versus a year ago was due primarily to $203 million of treasury stock purchases in the second half of 2000 and a $230 million reduction due to translation offsetting net earnings retention of $137 million. The company's total assets and stockholders' equity at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

December 31, 2000 were $6.9 billion and $1.7 billion, respectively. The lower equity from year-end was due to $172 million of translation offsetting $49 million of net earnings retention.

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

The overall debt to invested capital ratio of 52.0 percent at June 30, 2001 was up from 48.7 percent at June 30, 2000 and up from 49.4 percent at December 31, 2000. The increase from year-end is due primarily to lower stockholders' equity as described above and the increase in long-term debt from the reclassification of a $221 million positive cash position on previously held net investment hedges, from a contra debt account to other long-term assets on the balance sheet. The long-term debt adjustment was in accordance with the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Fitch IBCA, Duff & Phelps.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, obtained a favorable decision with respect to additional export incentives in connection with the Brazilian government's export incentive program (Befiex). These incentives were worth approximately $420 million as of December 31, 2000. The company recognized $52 million (Whirlpool's share after minority interest was $49 million) in Befiex credits in 2000 as a reduction of current excise taxes payable and therefore an increase in net sales. The company recognized $12 million and $29 million for the quarter and year-to-date periods of 2001, respectively.

Due to the company's U.S. pension plan funding policy and higher than expected returns on plan assets in recent years, the company has recorded pension credits in its operating profit during 2000 and 2001. These credits have approximated $15 million per quarter for all of 2000 and 2001.

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

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Brazilian businesses operating in a volatile environment currently facing energy shortages; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America which accounted for approximately 20% of our consolidated net sales of $10.3 billion in 2000; (7) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (8) social, economic, and political volatility in developing markets; (9) continuing uncertainty in the North American, Latin American and European economies; (10) changes in North America's consumer preferences regarding how appliances are purchased; and (11) the effectiveness of the series of restructuring actions the company anticipates taking through 2002.

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

                           Quarter Ended June 30, 2001

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Annual Meeting of Stockholders was held on April 17, 2001. At the meeting, the following items were voted on by shareholders:

a.   Messrs. Herman Cain, Allan D. Gilmour, and David R. Whitwam and Ms. Janice
     D. Stoney were each elected to a term to expire in 2004

     Nominee                    For               Against          Abstentions
     -------                    ---               -------          -----------
     Herman Cain                56,023,914           0             794,861

     Allan D. Gilmour           55,991,100           0             827,675

     Janice D. Stoney           56,019,082           0             799,693

     David R. Whitwam           55,960,814           0             857,961

     Messrs. DiCamillo, Fettig, Kilts, Langbo, Marsh, Smith, and Stern and Ms. Hempel each have terms of office as directors that continued after the 2001 Annual Meeting.



Item 6.  Exhibits and Reports on Form 8-K

a.   The following are included herein:

    (99) Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 2001.

A Current Report on Form 8-K dated April 18, 2001 pursuant to Item 5, "Other Events," to announce the Company's earnings for the first quarter 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WHIRLPOOL CORPORATION
                                              (Registrant)




                                         By       /s/ Mark Brown
                                             ----------------------------
                                                     Mark E. Brown
                                                Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)






July 19, 2001