Form 10-Q
period 2001-09-30
WHIRLPOOL CORP /DE/
filed 2001-10-18
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

                                        Yes  X    No ____
                                            ----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of common stock           Shares outstanding at September 30, 2001
     ---------------------           ----------------------------------------

Common stock, par value $1 per share                 66,920,471

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                              WHIRLPOOL CORPORATION
                              ---------------------

                        Quarter Ended September 30, 2001





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

            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                        FOR THE PERIOD ENDED SEPTEMBER 30
              (millions of dollars except share and dividend data)

                                                                                   Three Months Ended       Nine Months Ended
                                                                                   -------------------     -------------------
                                                                                    2001        2000        2001        2000
                                                                                   -------     -------     -------     -------
Net sales                                                                          $ 2,594     $ 2,570     $ 7,695     $ 7,746

EXPENSES:
     Cost of products sold                                                           1,988       1,973       5,936       5,873
     Selling and administrative                                                        392         417       1,203       1,211
     Intangible amortization                                                             7           7          20          22
     Restructuring costs                                                                 5           -          67           -
     Product recall costs                                                              300           -         300           -
                                                                                   -------     -------     -------     -------
                                                                                     2,692       2,397       7,526       7,106
                                                                                   -------     -------     -------     -------
OPERATING PROFIT (LOSS)                                                                (98)        173         169         640

OTHER INCOME (EXPENSE):
     Interest and sundry income (expense)                                              (15)        (11)        (26)        (24)
     Interest expense                                                                  (41)        (49)       (128)       (132)
                                                                                   -------     -------     -------     -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES (BENEFIT) AND OTHER ITEMS                                              (154)        113          15         484

             Income taxes (benefit)                                                    (64)         41          (3)        177
                                                                                   -------     -------     -------     -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EQUITY EARNINGS AND MINORITY INTERESTS                                               (90)         72          18         307

           Equity in earnings of affiliated companies                                   (1)         (3)          2           3
           Minority interests                                                           (3)         (2)         (7)         (9)
                                                                                   -------     -------     -------     -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                             (94)         67          13         301

           Loss from discontinued operations, net of tax                                 -           -         (21)          -
           Cumulative effect of change in accounting principle, net of tax               -           -           8           -
                                                                                   -------     -------     -------     -------

NET EARNINGS (LOSS)                                                                $   (94)    $    67     $     -     $   301
                                                                                   =======     =======     =======     =======
Per share of common stock:
     Basic earnings (loss) from continuing operations                              $ (1.40)    $   .98     $   .20     $  4.21
     Loss from discontinued operations, net of tax                                       -           -       (0.32)          -
     Cumulative effect of change in accounting principle, net of tax                     -           -        0.12           -
                                                                                   -------     -------     -------     -------
     Basic net earnings (loss)                                                     $ (1.40)    $   .98     $     -     $  4.21
                                                                                   =======     =======     =======     =======

     Diluted earnings (loss) from continuing operations                            $ (1.40)    $   .98     $   .20     $  4.18
     Loss from discontinued operations, net of tax                                       -           -       (0.32)          -
     Cumulative effect of change in accounting principle, net of tax                     -           -        0.12           -
                                                                                   -------     -------     -------     -------
     Diluted net earnings (loss)                                                   $ (1.40)    $   .98     $     -     $  4.18
                                                                                   =======     =======     =======     =======

     Dividends declared                                                            $   .34     $   .34     $  1.02     $  1.02
                                                                                   =======     =======     =======     =======

     Weighted-average shares outstanding (millions):
         Basic                                                                        67.0        68.7        66.6        71.4
         Fully diluted                                                                67.0        69.0        67.8        71.9

See notes to consolidated condensed financial statements

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             WHIRLPOOL CORPORATION
                             (millions of dollars)


                                              (Unaudited)
                                             September 30        December 31
                                                 2001                2000
                                             ------------        -----------

ASSETS

Current Assets
--------------
Cash and equivalents                         $        157        $       114
Trade receivables, less allowances of
         (2001: $93 ;2000: $103)                    1,700              1,748
Inventories                                         1,081              1,119
Prepaid expenses and other                            236                206
Deferred income taxes                                 144                 50
                                             ------------        -----------
Total Current Assets                                3,318              3,237





Other Assets
------------
Investment in affiliated companies                    125                113
Intangibles, net                                      729                762
Deferred income taxes                                 226                253
Derivative financial instruments                      215                  -
Other                                                 398                403
                                             ------------        -----------
                                                    1,693              1,531


Property, Plant and Equipment
-----------------------------
Land                                                   58                 64
Buildings                                             798                838
Machinery and equipment                             4,253              4,374
Accumulated depreciation                           (3,199)            (3,142)
                                             ------------        -----------
                                                    1,910              2,134

                                             ------------        -----------
Total Assets                                 $      6,921        $     6,902
                                             ============        ===========


                                              (Unaudited)
                                             September 30        December 31
                                                 2001                2000
                                             ------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                $        378        $       961
Accounts payable                                    1,276              1,257
Employee compensation                                 256                256
Accrued expenses                                      915                795
Product recall liability                              300                  -
Restructuring costs                                    15                  5
Current maturities of long-term debt                   17                 29
                                             ------------        -----------
Total Current Liabilities                           3,157              3,303

Other Liabilities
-----------------
Deferred income taxes                                 157                175
Postemployment benefits                               641                630
Other liabilities                                     123                168
Long-term debt                                      1,270                795
                                             ------------        -----------
                                                    2,191              1,768

Minority Interests                                    130                147


Stockholders' Equity
--------------------
Common stock                                           85                 84
Paid-in capital                                       467                393
Retained earnings                                   2,471              2,539
Unearned restricted stock                               -                (11)
Accumulated other comprehensive income               (698)              (495)
Treasury stock - at cost                             (882)              (826)
                                             ------------        -----------
Total Stockholders' Equity                          1,443              1,684

                                             ------------        -----------
Total Liabilities and Stockholders' Equity   $      6,921        $     6,902
                                             ============        ===========

See notes to consolidated condensed financial statements.

             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
                             WHIRLPOOL CORPORATION
                       FOR THE PERIOD ENDED SEPTEMBER 30
                             (millions of dollars)

                                                                                          Third Quarter
                                                                    -------------------------------------------------------------
                                                                                           Accumulated
                                                                                             Other
                                                                               Retained   Comprehensive  Common   Treasury Stock/
                                                                     Total     Earnings      Income       Stock   Paid-in-Capital
                                                                    -------    --------   ------------   ------   ---------------
Beginning balance, 2000                                             $ 1,853    $  2,451   $       (437)  $   84   $          (245)

Comprehensive income
      Net income                                                         67          67
      Foreign currency items, net of tax                                (33)                       (33)
                                                                    -------
Comprehensive income                                                     34
                                                                    -------

Common stock issued, net of treasury shares                            (200)                                                 (200)
Dividends declared on common stock                                      (23)        (23)
                                                                    -------    --------   ------------   ------   ---------------
Ending balance, September 30, 2000                                  $ 1,664    $  2,495   $       (470)  $   84   $          (445)
                                                                    =======    ========   ============   ======   ===============


Beginning balance, 2001                                             $ 1,568    $  2,588   $       (684)  $   84   $          (420)

Comprehensive income
      Net loss                                                          (94)        (94)
      Cumulative effect of change in accounting principle                 -                          -
      Net gain (loss) on derivative instruments, net of tax               5                          5
      Foreign currency items, net of tax                                (19)                       (19)
                                                                    -------
Comprehensive income                                                   (108)
                                                                    -------

Common stock issued, net of treasury shares                               6                                   1                 5
Dividends declared on common stock                                      (23)        (23)
                                                                    -------    --------   ------------   ------   ---------------
Ending balance, September 30, 2001                                  $ 1,443    $  2,471   $       (698)  $   85   $          (415)
                                                                    =======    ========   ============   ======   ===============
                                                                                           Year-to-Date
                                                                    -------------------------------------------------------------
                                                                                           Accumulated
                                                                                             Other
                                                                               Retained   Comprehensive  Common   Treasury Stock/
                                                                     Total     Earnings      Income       Stock   Paid-in-Capital
                                                                    -------    --------   ------------   ------   ---------------
Beginning balance, 2000                                             $ 1,867    $  2,268   $       (443)  $   84   $           (42)

Comprehensive income
      Net income
      Foreign currency items, net of tax                                301         301
Comprehensive income                                                    (27)                       (27)
                                                                    -------
                                                                        274
                                                                    -------

Common stock issued, net of treasury shares                            (403)                                                 (403)
Dividends declared on common stock                                      (74)        (74)
                                                                    -------    --------   ------------   ------   ---------------
Ending balance, September 30, 2000                                  $ 1,664    $  2,495   $       (470)  $   84   $          (445)
                                                                    =======    ========   ============   ======   ===============

Beginning balance, 2001                                             $ 1,664    $  2,539   $       (495)  $   84   $          (444)

Comprehensive income
      Net loss                                                            -           -
      Cumulative effect of change in accounting principle               (11)                       (11)
      Net gain (loss) on derivative instruments, net of tax              (1)                        (1)
      Foreign currency items, net of tax                               (191)                      (191)
                                                                    -------
Comprehensive income                                                   (203)
                                                                    -------

Common stock issued, net of treasury shares                              30                                   1                29
Dividends declared on common stock                                      (68)        (68)
                                                                    -------    --------   ------------   ------   ---------------
Ending balance, September 30, 2001                                  $ 1,443    $  2,471   $       (698)  $   85   $          (415)
                                                                    =======    ========   ============   ======   ===============

See notes to consolidated condensed financial statements.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                       FOR NINE MONTHS ENDED SEPTEMBER 30
                              (millions of dollars)

                                                     2001        2000
                                                   ---------   ---------

OPERATING ACTIVITIES
Net earnings                                       $       -   $     301
Depreciation                                             277         291
Amortization of goodwill                                  20          22
Provision for doubtful accounts                           15          13
Equity in net earnings of affiliated
  companies, less dividends received                      (2)         (3)
Loss on discontinued operations                           21           -
Provision for product recall                             300           -
Restructuring charges, net of cash paid                   13         (35)
Minority interests                                         7           9
Deferred income taxes                                   (123)         33
Change in working capital:
  Trade receivables                                      (39)       (210)
  Inventories                                              3        (135)
  Accounts payable                                        77          27
Changes in other assets and liabilities:
  Employee compensation                                    9         (43)
  Current taxes payable                                   83           3
  Other - net                                            (14)        (38)
                                                   ---------   ---------

 CASH PROVIDED BY OPERATING ACTIVITIES             $     647   $     235
                                                   ---------   ---------

INVESTING ACTIVITIES
Net additions to properties                        $    (196)  $    (231)
Acquisitions of businesses, less cash acquired             -        (283)
                                                   ---------   ---------

 CASH USED IN INVESTING ACTIVITIES                 $    (196)  $    (514)
                                                   ---------   ---------

FINANCING ACTIVITIES
Proceeds of short-term borrowings                  $  25,242   $  21,450
Repayments of short-term borrowings                  (25,800)    (20,623)
Proceeds of long-term debt                               279         336
Repayments of long-term debt                             (42)       (406)
Dividends                                                (90)        (74)
Purchase of treasury stock                               (43)       (416)
Other                                                     46          17
                                                   ---------   ---------

 CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   $    (408)  $     284
                                                   ---------   ---------

 INCREASE  IN CASH AND CASH EQUIVALENTS            $      43   $       5
 Cash and equivalents at beginning of year               114         261
                                                   ---------   ---------

 CASH AND EQUIVALENTS AT END OF PERIOD             $     157   $     266
                                                   =========   =========

See notes to consolidated condensed financial statements.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 2001 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 2000.

Diluted net earnings per share of common stock includes the dilutive effect of stock and put options, except during the three-month period ended September 30, 2001, where their impact would be anti-dilutive. The third quarter's earnings per share calculation excluded the dilutive impact of 1.7 million common stock equivalents. Also during the quarter, the put options outstanding at June 30, 2001 expired.

NOTE B--NEW ACCOUNTING STANDARDS

SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets"

In July, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company will apply the new accounting rules beginning January 1, 2002. The company is currently assessing the financial impact that SFAS No. 141 and No. 142 will have on the consolidated financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

On January 1, 2001, the company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and recorded the impact as a change in accounting principle. The transition adjustment to adopt SFAS 133 resulted in $8 million of income, net of tax, from the cumulative effect of a change in

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

accounting principle, and an $11 million decrease, net of tax, in stockholders' equity in the company's financial statements for the quarter ended March 31, 2001.

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

NOTE E--INVENTORIES

Inventories consist of the following:

                                       September 30   December 31
                                           2001          2000
                                       ------------   -----------
                                          (millions of dollars)
Finished products                      $        941   $       956
Raw materials and work in process               284           314
                                       ------------   -----------
     Total FIFO cost                          1,225         1,270

Less excess of FIFO cost
  over LIFO cost                                144           151
                                       ------------   -----------
                                       $      1,081   $     1,119
                                       ============   ===========

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F--RESTRUCTURING AND OTHER SPECIAL CHARGES

Restructuring

In December, 2000, the company announced a global restructuring plan. Through September 30, 2001, the company has approved and begun implementation of various phases of the restructuring activity that have resulted in pre-tax restructuring charges of $67 million, which have been identified as a separate component of operating profit. The restructuring charges included $56 million in termination benefits and $11 million in non-employee exit costs related primarily to the closing of a refrigeration plant in the company's Latin American region, a parts packing facility in the North American region and a plastic components facility in the Asian region. The majority of employees terminated to date represent hourly personnel at the identified facilities. The company expects to eliminate approximately 3,600 employees of which 2,200 have left the company through September 30, 2001.

Other Special Charges

As a result of the company's restructuring activity to date, $38 million pre-tax, of restructuring related charges have also been recorded primarily within cost of products sold. Included in this total is $12 million in write-downs of various fixed assets, primarily buildings that are no longer used in the company's business activities in its Latin American region. The company also wrote off $19 million in various assets in its North American, European and Asian regions which was primarily made up of equipment no longer used in its business activities as well as $7 million of excess inventory due to the parts distribution consolidation in North America. Details of the year-to-date restructuring and related charges are as follows:

Nine Months                     Beginning       Charge                                                 Accrual at
Ended September 30, 2001         Balance     to Earnings    Cash Paid     Non-cash     Translation     9/30/01      Remaining
------------------------------------------------------------------------------------------------------------------------------
(millions of dollars)
Restructuring
Termination costs               $      5     $      56      $     (47)    $     --                      $     (14)
Non-employee exit costs                             11             (7)          --                             (4)
Translation impact                                                                     $      (3)              (3)
Asset Write-offs
Miscellaneous buildings                             12             --          (12)                            --
Inventory                                            7             --           (7)                            --
Miscellaneous equipment                             19             --          (19)                            --
                                --------     ---------      ---------     --------     ---------        ---------

     Total                      $      5     $     105      $     (54)    $    (38)    $      (3)       $      15
                                ========     =========      =========     ========     =========        =========


                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE G--PRODUCT RECALL

On October 16, 2001, in cooperation with the Consumer Products Safety Commission
(CPSC), the company announced a voluntary recall of 1.8 million microwave hood combination units sold under the Whirlpool, KitchenAid, and Sears Kenmore brands. During the third quarter, the company identified and investigated a potential safety issue relating to the units and on September 24, 2001 notified the CPSC of the issue based on the company's initial investigation. The company and the CPSC have been working since September 24, 2001 to develop the announced recall program. The company recognized an estimated product recall pre-tax charge of $300 million ($184 million after-tax) during the quarter and recorded this charge as a separate component of operating profit. Management believes this represents a reasonable current estimate of the cost of the recall; however, due to the various factors involved, actual results could differ from this estimate. The projected $184 million after-tax cash cost of the recall is expected to be realized over the next several quarters.

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

At September 30, 2001, the company had $89 million in guarantees of customer lines of credit at commercial banks versus $106 million at December 31, 2000.

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

The company's chief operating decision maker reviews each operating segment's performance based upon operating profit excluding one-time charges such as restructuring and related charges. These charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the tables below. For the quarter and year-to-date amounts through September 30, 2001, the operating segments recorded total restructuring and related charges as follows; North America $6 and $21 million, Europe $4 and $21 million, Latin America $4 and $51 million, Asia $0 and $9 million and Corporate $0 and $3 million. Also included in the Other and (Eliminations) column is the $300 million product recall charge recorded in the third quarter. Refer to Notes F and G for discussions of these charges.

(millions of dollars)

Three Months                   North                       Latin                     Other and
Ended September 30            America         Europe      America        Asia      (Eliminations)     Consolidated
--------------------------------------------------------------------------------------------------------------------
Sales
2001                       $     1,712     $      508    $      336    $      83    $        (45)      $     2,594
2000                       $     1,569     $      538    $      414    $      81    $        (32)      $     2,570

Intangible amortization
2001                       $         1     $        3    $        1    $       1    $          1       $         7
2000                       $         1     $        3    $        1    $       1    $          1       $         7

Depreciation
2001                       $        44     $       17    $       22    $       4    $          5       $        92
2000                       $        38     $       18    $       26    $       5    $          1       $        88

Operating profit (loss)
2001                       $       195     $       15    $       32    $       4    $       (344)      $       (98)
2000                       $       143     $       31    $       25    $       5    $        (31)      $       173

Capital expenditures
2001                       $        39     $       12    $       19    $       2    $          6       $        78
2000                       $        30     $       14    $       22    $       1    $          2       $        69

Total assets
September 30, 2001         $      2,600    $    2,033    $    1,269    $     684    $        335       $     6,921
December 31, 2000          $      2,624    $    1,948    $    1,600    $     704    $         26       $     6,902

                              WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



 (millions of dollars)

 Nine Months                   North                         Latin                    Other and
 Ended September 30           America        Europe         America        Asia     (Eliminations)    Consolidated
 -------------------------------------------------------------------------------------------------------------------
 Sales
 2001                      $     4,910     $    1,504      $    1,126    $     277   $       (122)    $       7,695
 2000                      $     4,714     $    1,631      $    1,231    $     285   $       (115)    $       7,746

 Intangible amortization
 2001                      $         2     $       10      $        2    $       4   $          2     $          20
 2000                      $         2     $       10      $        2    $       4   $          4     $          22

 Depreciation
 2001                      $       138     $       50      $       69    $      11   $          9     $         277
 2000                      $       125     $       57      $       81    $      13   $         15     $         291

 Operating profit (loss)
 2001                      $       541     $       24      $       95    $      14   $       (505)    $         169
 2000                      $       542     $      108      $       77    $      14   $       (101)    $         640

 Capital expenditures
 2001                      $        95     $       38      $       50    $       6   $          7     $         196
 2000                      $       109     $       45      $       61    $       5   $         11     $         231

 Total assets
 September 30, 2001        $     2,600     $    2,033      $    1,269    $     684   $        335     $       6,921
 December 31, 2000         $     2,624     $    1,948      $    1,600    $     704   $         26     $       6,902

NOTE J--RELATED PARTY TRANSACTIONS

The company repurchased 600 thousand shares of its own stock during the quarter from the company's U.S. pension plan at a total cost of $41 million. The shares repurchased from the pension plan were at an average cost of $67.78 per share, which was based upon an average of the high and low market prices on the date of purchase.

NOTE K--SUBSEQUENT EVENTS

On October 5, 2001, the company sold its position in a portfolio of cross currency interest rate swaps resulting in the receipt of $209 million. The company had previously held these contracts as hedges of the net investment in its European operations. In May 2000, the company undesignated these contracts as net investment hedges and entered into offsetting Euro denominated currency swaps, effectively locking in its cash position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine month periods ended September 30, 2001 and 2000. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales
---------

The total number of units sold increased 2% and 1% for the quarter and year-to-date comparisons. Consolidated net sales were up 1% versus the year ago quarter and down 1% versus the comparable year-to-date period. Excluding the impact of currency fluctuations around the world, net sales would have increased 4% and 3% over the comparable periods. The table below provides a breakdown of sales by region.

                                   3rd Quarter                            Year-to-date
                            -------------------------              -------------------------
(millions of dollars)            2001         2000       Change        2001         2000        Change
                            ------------  -----------   --------   -----------  ------------   --------
Net Sales:
  North America                $  1,712     $  1,569       9.1%'     $  4,910      $  4,714       4.2%'
  Europe                            508          538      (5.6)         1,504         1,631      (7.8)
  Latin America                     336          414     (18.8)         1,126         1,231      (8.5)
  Asia                               83           81       2.5            277           285      (2.8)
  Other/eliminations                (45)         (32)        -           (122)         (115)        -
                            -----------  -----------               ----------   -----------

Consolidated                   $  2,594     $  2,570       0.9%      $  7,695      $  7,746      (0.7)%
                            ===========  ===========    ======     ==========   ===========  ========




Regional trends were as follows:

- North American unit sales increased 8% for the quarter in an industry that was up approximately 6%. Year-to-date unit shipments were up 3% while the industry declined approximately 3%. The increased net sales reflect increased volume and an improved product mix over 2000 for both the quarter and year-to-date periods. North American industry shipments are currently expected to be down 3% for the full year.

- European unit volumes were down 4% and 2% for the quarter and year-to-date periods versus last year as the appliance industry continues to slow in Europe. The decline in net sales is due to lower volumes and the impact of currency fluctuations. Excluding the impact of currency fluctuations, net sales were down 4% and 3% versus the comparable 2000 periods. European industry shipments are currently expected to be down 1% to 2% for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

- Latin American unit volumes were down 8% for the quarter and level year-to-date versus the 2000 periods. Net sales were lower for the comparable periods primarily due to the impact of currency fluctuations. Excluding the impact of currency fluctuations, net sales decreased 1% for the quarter and increased 5% for the year-to-date period. Latin American industry shipments are currently expected to be down approximately 3% for the full year.

- Asia's unit volumes increased 12% and 6% for the quarter and year-to-date periods with the largest increases in the India and China markets. Asia net sales increased 3% for the quarter and decreased 3% year-to-date, however, reflecting currency impact and price competition. Excluding the impact of currency fluctuations, net sales would have increased 7% and 3% for the quarter and year-to-date comparison.

Gross Margin
------------

Gross margin percentage increased 0.5 percentage points for the quarter and declined 0.9 percentage points for the year-to-date comparisons, excluding the impact of $9 million and $35 million for the quarter and year-to-date periods, for special charges related to the company's restructuring program which were classified in cost of products sold. Company-wide productivity gains and an improved product mix in Latin America offset global pricing pressures.

Selling and Administrative
--------------------------

Selling and administrative expenses as a percent of net sales decreased 1.1 percentage points for the quarter and were level year-to-date. The North American ratios improved 2.2 percentage points quarter-over-quarter and 0.9 percentage points year-over-year as benefits from cost containment efforts continued to outpace increased spending for new product launches. The European ratios increased for the quarter 1.8 percentage points and 1.6 percentage points year-to-date as lower sales more than offset cost containment efforts. The Latin American ratios were up 1.6 percentage points for the quarter comparison and 1.7 percentage points year-to-date due to investments in growth initiatives and increased of bad debt provisions.

Other Income and Expense
------------------------

Interest and sundry income (expense) was $4 million unfavorable quarter-over-quarter due to higher miscellaneous costs. Interest and sundry income was $2 million unfavorable for the year-to-date comparison as lower interest income offset lower miscellaneous costs. The lower interest income year-to-date was due to reduced short-term investments primarily in Latin America. Interest expense decreased $8 million for the quarter and $4 million for the year-to-date comparisons due to lower overall average balances, primarily in short-term borrowings, and declining interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Income Taxes
------------

The consolidated effective income tax rate for the quarter was 42%, driven up from the prior year by a 39% tax rate on the product recall charge versus a lower effective tax rate excluding that charge. This also caused a $3 million tax benefit on the year-to-date positive pre-tax earnings. The effective rates for the 2000 quarter and year-to-date periods were both 37%.

Earnings
--------

Core earnings for third quarter, which excluded restructuring and related charges of $11 million, after-tax and minority interests (refer to Note F to the accompanying consolidated condensed financial statements for a discussion of restructuring and other special charges) and a $184 million, after-tax, estimated product recall charge (refer to Note G), were $101 million or $1.46 per diluted share versus $67 million or $0.98 per diluted share in 2000. Reported third quarter net losses were $94 million or $1.40 per share.

Core earnings for the year-to-date period, which excluded restructuring and related charges of $65 million, after-tax and minority interests, a $184 million, after-tax, estimated product recall charge, a $21 million loss, after-tax, on discontinued operations (refer to Note D), and a one-time gain related to the implementation of SFAS No. 133 of $8 million, after-tax (refer to Note B), were $262 million or $3.87 per diluted share versus $301 million or $4.18 per diluted share in 2000. Reported year-to-date net losses totaled $18 thousand.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 2001 and 2000 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 2001 was $647 million compared to $235 million in 2000. The improvement over the prior year was due primarily to changes in inventories and accounts receivable.

Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first nine months were $196 million in 2001 down from $231 million in the 2000 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.

Refer to Note C to the accompanying consolidated financial statements for a discussion of business dispositions and acquisitions.

Financing Activities
--------------------

Dividends paid to shareholders totaled $90 million for the first nine months of 2001 versus $74 million in 2000. The increase was due to the timing of funding for the fourth quarter 2000 payment more than offsetting a reduction in outstanding shares due to the repurchase program.

The company's borrowings, adjusted for currency fluctuations, decreased $321 million from year end as cash provided by operating activities was used to reduce short term notes payable.

FINANCIAL CONDITION AND OTHER MATTERS

The financial position of the company remains strong as evidenced by the September 30, 2001 balance sheet. The company's total assets are $6.9 billion and stockholders' equity is $1.4 billion versus the September 30, 2000 totals of $6.9 billion and $1.7 billion, respectively. The decrease in stockholders' equity versus a year ago was due primarily to $216 million foreign currency translation impact and $90 million in dividends declared. The company's total assets and stockholders' equity at December 31, 2000 were $6.9 billion and $1.7 billion, respectively. The lower equity from year-end was due primarily to $191 million of foreign currency translation and $68 million in dividends declared.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On February 15, 2000, the company announced that its Board of Directors approved an extension of the company's stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extended the previously authorized $250 million repurchase program which was announced March 1, 1999. The shares are purchased in the open market and through privately negotiated sales as the company deems appropriate. The company has purchased 12.0 million shares at a cost of $637 million under the program. The company repurchased 650 thousand shares during the quarter at a cost of $43 million, of which, 600 thousand were purchased from the company's U.S. pension plan at a total cost of $41 million. The shares repurchased from the pension plan were at an average cost of $67.78 per share, which was based upon an average of the high and low market prices on the date of purchase.

On June 1, 2001, the company entered into a five-year $800 million committed long-term credit facility and a 364-day $400 million committed short-term credit facility which provide backup liquidity. Available revolving committed credit facilities as of September 30, 2001 were $1.2 billion.

On July 3, 2001, the company completed the issuance of 300 million euro denominated 5.875% Notes due 2006. The notes are general obligations of the company and the proceeds were used for general corporate purposes, including but not limited to refinancing outstanding debt.

The overall debt to invested capital ratio of 51.4 percent at September 30, 2001 was down from 52.0 percent at September 30, 2000 and up from 49.4 percent at December 31, 2000. The increase from year-end is due primarily to lower stockholders' equity as described above and the increase in long-term debt from the reclassification of a $221 million positive cash position on previously held net investment hedges, from a contra debt account to other long-term assets on the balance sheet. The long-term debt adjustment was in accordance with the adoption on January 1, 2001 of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the impact from this accounting change, total debt declined $341 million from December 31, 2001. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Fitch IBCA.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, obtained a favorable decision with respect to additional export incentives in connection with the Brazilian government's export incentive program (Befiex). These incentives were worth approximately $420 million as of December 31, 2000. The company recognized $52 million (Whirlpool's share after minority interest was $49 million) in Befiex credits in 2000 as a reduction of current excise taxes payable and therefore an increase in net sales. The company recognized $10 million and $39 million for the quarter and year-to-date periods of 2001, respectively. Whirlpool's share after minority interests were $9 million and $37 million.

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

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Brazilian businesses operating in a volatile environment currently facing energy shortages; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America which accounted for approximately 20% of our consolidated net sales of $10.3 billion in 2000; (7) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (8) social, economic, and political volatility in developing markets; (9) continuing uncertainty in the North American, Latin American and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

European economies; (10) changes in North America's consumer preferences regarding how appliances are purchased; (11) the effectiveness of the series of restructuring actions the company anticipates taking through 2002; (12) the impact of the company's microwave-hood combination product recall on consumer preferences; and the possibility of continued terrorist activity throughout the world and its impact on the global economy.

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

                        Quarter Ended September 30, 2001



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.   The following are included herein:

     (99) Computation of the ratios of earnings to fixed charges

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended September 30, 2001.

A Current Report on Form 8-K dated July 17, 2001 pursuant to Item 5, "Other Events," to announce the Company's earnings for the second quarter 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WHIRLPOOL CORPORATION
                                              (Registrant)




                                         By        /s/ Mark E. Brown
                                                  ------------------
                                                     Mark E. Brown
                                               Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)




October 18, 2001