Form 10-K405
period 2001-12-31
WHIRLPOOL CORP /DE/
filed 2002-03-05
CIK 106640

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number: 1-3932

                               -----------------
                             WHIRLPOOL CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 38-1490038
              (State of Incorporation)           (I.R.S.
                                         EmployerIdentification
                                                  No.)

               2000 North M-63, Benton         49022-2692
                  Harbor, Michigan
                (Address of principal          (Zip Code)
                 executive offices)


                                (616) 923-5000
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------        ----------------
              Common stock, par value   Chicago Stock Exchange
               $1.00 per share          and New York Stock
                                        Exchange
              Preferred Stock Purchase  Chicago Stock Exchange
               Rights                   and New York Stock
                                        Exchange
              73/4% Debentures due 2016 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on February 25, 2002, was $4,372,341,382.

   On February 25, 2002, the registrant had 66,654,106 shares of common stock outstanding.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:


                                                                                                     Part of Form 10-K
                                                                                                        into which
                                              Document                                                 incorporated
                                              --------                                               ------------------
The Company's Annual Report to Stockholders for the year ended December 31, 2001 (the "Annual
  Report")                                                                                           Parts I, II and IV
The Company's proxy statement for the 2002 annual meeting of stockholders (SEC File No. 1-3932) (the
  "Proxy Statement")                                                                                      Part III

================================================================================

                                    PART I

ITEM 1. Business.

                                    General

   Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. The Company manufactures in 13 countries under 11 major brand names and markets products to distributors and retailers in more than 170 countries. As of December 31, 2001, the Company had approximately 59,000 employees. As used herein, and except where the context otherwise requires, the terms "Company" and "Whirlpool" include Whirlpool Corporation and its consolidated subsidiaries.

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

   The following table sets forth information regarding the total revenue contributed by each class of similar products which accounted for 10% or more of the Company's consolidated revenue in 2001, 2000, and 1999:

                                             Percent in
Year ended December 31 (millions of dollars)    2001     2001    2000    1999
-------------------------------------------- ---------- ------- ------- -------
      Home Refrigerators and Freezers.......     30%    $ 3,106 $ 3,165 $ 3,175
      Home Laundry Appliances...............     30%    $ 3,096 $ 3,094 $ 3,091
      Home Cooking Appliances...............     16%    $ 1,603 $ 1,636 $ 1,642
      Other.................................     24%    $ 2,538 $ 2,430 $ 2,603
                                                ---     ------- ------- -------
         Net Sales..........................    100%    $10,343 $10,325 $10,511
                                                ===     ======= ======= =======

   The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. ("Sears") for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and microwave-hood combinations and a major supplier to Sears of dishwashers, freestanding ranges, and home refrigerators and freezers. The Company supplies products to Sears for sale under Sears' Kenmore brand name. Sears has also been a major outlet for the Company's Whirlpool and KitchenAid brand products since 1989. In 2001, approximately 21% of the Company's net sales were attributable to sales to Sears.

   In addition to the above, major home appliances are marketed and distributed in the United States under the Whirlpool, KitchenAid, Roper, and Estate brand names primarily to retailers, buying groups, and builders. KitchenAid portable appliances, such as mixers, are sold directly to retailers. The Company sells products to the builder trade both directly and through distributors. Additionally, the Company sells to Crosley Corporation under the Crosley private label brand, and to Costco Wholesale Corporation under the Kirkland Signature brand. Major home appliances are manufactured and/or distributed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Roper, and KitchenAid brand names. In Mexico, the Company's affiliate, Vitromatic S.A., manufactures and markets major home appliances under the Whirlpool, Acros, KitchenAid, Estate, Roper, and Supermatic brand names. Some products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

   In Europe, Whirlpool markets and distributes its major home appliances under the Whirlpool, Bauknecht, Ignis, Laden, Algor, and other local brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in Western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, and Morocco and representative offices in Russia, Ukraine, Yugoslavia, and Slovenia. In certain Eastern European countries, products bearing the Whirlpool and Ignis brand names are sold through distributors. The Company manufactures refrigerators and freezers and markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa. Whirlpool's European operations also sell products carrying the Whirlpool, Bauknecht, Ignis, Algor, and Fides brand names directly in Asia and to distributors and dealers in Africa and the Middle East.

   In Asia, the Company has organized the manufacture, marketing, and distribution of its major home appliances into five operating groups: (1) mainland China; (2) Southeast Asia, which includes India, Bangladesh, Sri Lanka, and Nepal; (3) Oceania, which includes Australia, New Zealand, and Pacific Islands; (4) North Asia, which includes Hong Kong, Taiwan, Korea, and Japan; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, and the Philippines. The Company markets and sells its products in Asia under the brand names Whirlpool, KitchenAid, Bauknecht, and Ignis by a combination of direct sales to high-volume retailers and chain stores, and through full-service distributors to a large network of electronics stores.

   In Latin America, the Company markets and distributes its major home appliances through regional networks under the Whirlpool, Brastemp, Consul, and Eslabon de Lujo brand names. Appliance sales and distribution in Brazil, Argentina, and Chile are managed by the Company's Brazilian subsidiary, and in Bolivia, Peru, Paraguay, and Uruguay through distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, and Ecuador are managed by Whirlpool's North America Region and through distributors.

                                  Competition

   The major home appliance business is highly competitive. In most major markets throughout the world, 2001 was a challenging year in the industry with rising material costs, decreased consumer demand, and intense price competition. In North America, there has been continued polarization in retail distribution channels with most retailers either (1) offering little or no customer service and competing solely on the basis of price, or (2) providing value added services coupled with a brand building strategy. The Company firmly believes that it can best compete in this environment by providing value added products and services under its strong brand names.

   The Company believes that, in terms of units sold, it is the largest North American manufacturer of home laundry appliances and one of the largest North American manufacturers of home refrigerators and freezers, room air conditioning equipment, dishwashers, and cooking products. The Company believes that in North America there are approximately eight manufacturers of major home appliances.

   The Company believes that in Europe it is, in terms of units sold, one of the three largest manufacturers and marketers of major home appliance products, out of approximately 35 European manufacturers, the majority of which manufacture a limited range of products for a specific geographic region. There continues to be significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that some merger and acquisition activity will continue. The Company believes that its Pan European organizational structure and strategy of marketing brand names that are recognized throughout the region are competitive advantages in the European market.

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

   In Asia, the major home appliance market is characterized by low saturation and, as a result, rapid growth (except in Japan and South Korea). The Asian market is served by approximately 50 manufacturers of varying size and position on a country-by-country basis. The Company believes that it is the industry leader in the Indian market and it continues to establish itself throughout the remainder of the region.

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

   Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company's business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and registrations therefor in the U.S. and foreign countries. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, the KitchenAid Mixer Shape, Estate, Roper, Cielo, and Inglis. The most important trademarks owned by the Company in Europe are Whirlpool, Bauknecht, Ignis, and Laden. In Latin America, the most important trademarks owned by the Company are Whirlpool, Brastemp, Consul, and Eslabon de Lujo. The most important trademark owned by the Company in Asia is Whirlpool.

   Expenditures for Company-sponsored research and engineering activities relating to the development of new products and the improvement of existing products are included in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report and are incorporated herein by reference.

   The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. The Company's policy is to comply with all such laws and regulations. Where laws and regulations are less restrictive, the Company has established and is following its own standards consistent with its commitment to environmental responsibility.

   The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with such provisions worldwide amounted to approximately $19 million in 1999, $22 million in 2000, and $23 million in 2001. It is estimated that in 2002 environmental capital expenditures and expenses for manufacturing operations will be approximately $24 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2002.

   The entire major home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of ozone depleting chemicals used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Compliance with these various standards as they become effective will require some product redesign. However, the Company believes, based on its understanding of the current state of proposed regulations, that it should be able to develop, manufacture, and market products that comply with these regulations.

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

   For information on product recalls during the past year, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

   For an update of the global restructuring plan announced by the Company in December 2000, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

   For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report which are incorporated herein by reference.

ITEM 2. Properties.

   The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 2001, the principal manufacturing operations of the Company were carried on at 44 locations worldwide, 34 of which are located in 12 countries outside the United States. The Company occupied a total of approximately 41.6 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 12.9 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3. Legal Proceedings.

   As of, and during the quarter ended, December 31, 2001, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 25, 2002, the number of holders of record of the Company's common stock was approximately 8,720.

   High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Company's common stock for each quarter during the years 2000 and 2001 are set forth under the heading "Stockholders' and Other Information" on the last page of the Annual Report and are incorporated herein by reference. Cash dividends declared for the Company's common stock for each quarter during the years 2000 and 2001 are set forth in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report and are incorporated herein by reference.

ITEM 6. Selected Financial Data.

   The selected financial data for the five years ended December 31, 2001 with respect to the following line items are shown under the "Eleven Year Consolidated Statistical Review" in the Annual Report and incorporated herein by reference: Total revenues, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   See the "Management's Discussion and Analysis" section of the Annual Report which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Information with respect to market risk can be found under the caption "Market Risk" in the "Management's Discussion and Analysis" section of the Annual Report and is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

   The Consolidated Financial Statements of the Company are contained in the Annual Report and are incorporated herein by reference. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2000 and 2001 is set forth in Note 16 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedule(s)" beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

   The following table sets forth the names of the Company's executive officers at December 31, 2001, the positions and offices with the Company held by them at such date, the year they first became executive officers, and their ages at December 31, 2001:

                                                                                  First Became
                                                                                  an Executive
        Name                                    Office                              Officer    Age
        ----                                    ------                              -------    ---
David R. Whitwam      Director, Chairman of the Board and Chief Executive Officer     1985     59

Jeff M. Fettig        Director, President and Chief Operating Officer                 1994     44

Mark E. Brown         Executive Vice President and Chief Financial Officer            1999     50

Paulo F. M. Periquito Executive Vice President and President, Latin America           1997     55

David L. Swift        Executive Vice President, North American Region                 2001     43

Michael D. Thieneman  Executive Vice President and Chief Technology Officer           1997     53

Michael A. Todman     Executive Vice President and President, Whirlpool Europe        2001     44


   Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2002 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for Mr. Swift who, prior to joining the Company in October 2001, for the previous 20 years held various executive or administrative positions with the Eastman Kodak Company, the most recent being President, Kodak Professional Group.

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

   (b) Reports on Form 8-K filed during the fourth quarter of 2001.

      1. A Current Report on Form 8-K for October 16, 2001 pursuant to Item 5--"Other Events" announced the Company's third quarter 2001 earnings, and also a voluntary recall of approximately 1.8 million microwave-hood combinations.

      2. A Current Report on Form 8-K for October 19, 2001 pursuant to Item 5--"Other Events" announced the mailing of a summary of the 2000 annual report for the Whirlpool 401(k) Plan to members of the Plan.

      3. A Current Report on Form 8-K for November 26, 2001 pursuant to Item 5--"Other Events" announced the hiring of David L. Swift as Executive Vice President, and a change of positions of Executive Vice President Michael A. Todman.

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

                                          WHIRLPOOL CORPORATION
                                          (Registrant)


                                               By:      /s/  MARK E. BROWN
                                                   -----------------------------
                                                            Mark E. Brown
                                                   (Principal Financial Officer)
                                                     Executive Vice President
                                                    and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                        Title                      Date
          ---------                        -----                      ----

      DAVID R. WHITWAM*       Director, Chairman of the       )
-----------------------------   Board and Chief Executive     )
      David R. Whitwam          Officer (Principal            )
                                Executive Officer)            )
                                                              )
       JEFF M. FETTIG*        Director, President and Chief   )
-----------------------------   Operating Officer             )
       Jeff M. Fettig           (Principal Operating Officer) )
                                                              )
       MARK E. BROWN*         Executive Vice President and    )
-----------------------------   Chief Financial Officer       )
        Mark E. Brown           (Principal Financial Officer) )
                                                              )
       BETTY A. BEATY*        Vice President and Controller   )
-----------------------------   (Principal Accounting         )
       Betty A. Beaty           Officer)                      )
                                                              )
        HERMAN CAIN*          Director                        )   March 1, 2002
-----------------------------                                 )
         Herman Cain                                          )
                                                              )
     GARY T. DICAMILLO*       Director                        )
-----------------------------                                 )
      Gary T. DiCamillo                                       )
                                                              )
      ALLAN D. GILMOUR*       Director                        )
-----------------------------                                 )
      Allan D. Gilmour                                        )
                                                              )
     KATHLEEN J. HEMPEL*      Director                        )
-----------------------------                                 )
     Kathleen J. Hempel                                       )
                                                              )
       JAMES M. KILTS*        Director                        )
-----------------------------                                 )
       James M. Kilts                                         )
                                                              )
      ARNOLD G. LANGBO*       Director                        )
-----------------------------                                 )
      Arnold G. Langbo                                        )
                                                              )
      PHILIP L. SMITH*        Director                        )
-----------------------------                                 )
       Philip L. Smith                                        )
                                                              )
      JANICE D. STONEY*       Director                        )
-----------------------------                                 )
      Janice D. Stoney

     /s/  DANIEL F. HOPP      Attorney-in-Fact
*By: ______________________
       Daniel F. Hopp

                          ANNUAL REPORT ON FORM 10-K

                       ITEMS 14(a) (1) AND (2) AND 14(d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 2001

              WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

   The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

Consolidated balance sheets--December 31, 2001 and 2000

Consolidated statements of earnings--Three years ended December 31, 2001

Consolidated statements of changes in stockholders' equity--Three years ended December 31, 2001

Consolidated statements of cash flows--Three years ended December 31, 2001

Notes to consolidated financial statements

   The following reports of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 14(a) (2) and 14(d):

                                                               Page
                                                               ----
             Report of Ernst & Young LLP, Independent Auditors F-2
             Schedule II--Valuation and qualifying accounts... F-3

   The following exhibits are included herein:

               Exhibit 12--Ratio of Earnings to Fixed Charges. F-4

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

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS
WHIRLPOOL CORPORATION
BENTON HARBOR, MICHIGAN

   We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

Chicago, Illinois
February 4, 2002

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000, and 1999

                             (millions of dollars)

                         Col. A                  Col. B                     Col. C                      Col. D            Col. E
                         ------           -------------------- --------------------------------- -------------------- --------------
                                                                           Additions
                                                               ---------------------------------
                                                                     (1)              (2)
                                          Balance at Beginning Charged to Costs Charged to Other                      Balance at End
                       Description             of Period         and Expenses   Accounts /Other  Deductions--Describe   of Period
                       -----------        -------------------- ---------------- ---------------- -------------------- --------------
Year Ended December 31, 2001:
   Allowances for doubtful
     accounts--trade receivables.........         $103               $ 32                                $42--A            $ 93
                                                  ====               ====                                ===               ====
   Allowances for doubtful
     accounts--financing
     receivables and leases..............         $  5               $  0                                $ 5--B            $  0
                                                  ====               ====                                ===               ====
   Accrued expenses--
     restructuring costs.................         $  5               $150                                $78--C            $ 77
                                                  ====               ====                                ===               ====
   Accrued expenses--
     product recall costs................         $  0               $295                                $56--D            $239
                                                  ====               ====                                ===               ====
Year Ended December 31, 2000:
   Allowances for doubtful accounts--
     trade receivables...................         $124               $ 13                                $34--A            $103
                                                  ====               ====                                ===               ====
   Allowances for doubtful accounts--
     financing receivables and leases....         $  5               $  0                                $ 0               $  5
                                                  ====               ====                                ===               ====
   Accrued expenses--restructuring
     costs...............................         $ 39               $ --                                $34--C            $  5
                                                  ====               ====                                ===               ====
Year Ended December 31, 1999:
   Allowances for doubtful accounts--
     trade receivables...................         $116               $ 30                                $22--A            $124
                                                  ====               ====                                ===               ====
   Allowances for doubtful accounts--
     financing receivables and leases....         $ 71               $  0                                $66--E            $  5
                                                  ====               ====                                ===               ====
   Accrued expenses--restructuring
     costs...............................         $117               $ --                                $78--C            $ 39
                                                  ====               ====                                ===               ====

--------
Note A--The amounts represent accounts charged off, less recoveries of $2 in
     2001, $4 in 2000 and $2 in 1999, translation adjustments and transfers. Note B--The amount represents accounts charged off.
Note C--Includes cash payments for employee termination costs and non-employee exit costs such as lease terminations.
Note D--Represents cash costs paid associated with the development and implementation of the microwave-hood combination product recall.
Note E--The amount for 1999 represents accounts charged off, less recoveries of $1.

                                                                     EXHIBIT 12

                      RATIO OF EARNINGS TO FIXED CHARGES

                    WHIRLPOOL CORPORATION AND SUBSIDIARIES

                                                               December 31,
                                                               ------------
                                                                2001  2000
                                                               ----   ----
    Pretax earnings........................................... $ 93   $577
    Portion of rents representative of the interest factor....   25     23
    Interest on indebtedness..................................  162    181
    Amortization of debt expense and premium..................    1      1
    WFC preferred stock dividend..............................    4      4
                                                                ----  ----
    Adjusted income...........................................
                                                               $285   $786
                                                                ====  ====
    Fixed charges

       Portion of rents representative of the interest factor. $ 25   $ 23
       Interest on indebtedness...............................  162    181
       Amortization of debt expense and premium...............    1      1
       WFC preferred stock dividend...........................    4      4
                                                                ----  ----
                                                               $192   $209
                                                                ====  ====
    Ratio of earnings to fixed charges........................  1.5    3.8
                                                                ====  ====

                          ANNUAL REPORT ON FORM 10-K
                           ITEMS 14(a)(3) and 14(c)
                                 EXHIBIT INDEX
                         YEAR ENDED DECEMBER 31, 2001

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

10(iii)(a) Whirlpool Retirement Benefits Restoration Plan (as amended January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(b) Whirlpool Supplemental Executive Retirement Plan (as amended and restated effective
             December 31, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(c) Resolution adopted on December 12, 1989 by the Board of Directors of the Company adopting a compensation schedule, life insurance program and retirement benefit program for eligible
             Directors.(Z) [Incorporated by reference from Exhibit 10(iii)(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No.1-3932]

10(iii)(d) Resolution adopted on December 8, 1992 by the Board of Directors of the Company adopting a
             Flexible Compensation Program for the Corporation's nonemployee directors.(Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(e) Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1,
             1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(f) Form of Agreement providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Item 5--Other Events to the Company's Form 8-K dated April 26, 2000] [File
             No. 1-3932]

10(iii)(g) Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended June 20, 1995).(Z)
             [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1995] [File No. 1-3932]

10(iii)(h) Administrative Guidelines for the Whirlpool Corporation Restricted Stock Value Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993] [File 1-3932]

Number and Description of Exhibit
---------------------------------

10(iii)(i) Administrative Guidelines for the Whirlpool Corporation Executive Stock Appreciation and
             Performance Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive
             Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(j) to the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(j) Whirlpool Corporation Nonemployee Director Stock Ownership Plan (as amended February 16,
             1999, effective April 20, 1999). (Z) [Incorporated by reference from Exhibit A to the Company's proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

10(iii)(k) Whirlpool Performance Excellence Plan (as amended January 1, 1992, February 15, 1994 and
             April 20, 1999).(Z) [Incorporated by reference from Exhibit B to the Company's proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

10(iii)(l) Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z)
             [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(m) Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z)
             [Incorporated by reference from Exhibit 10(iii)(o) to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994] [File No. 1-3932]

10(iii)(n) Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for
             Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No.
             1-3932]

10(iii)(o) Form of agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from
             Exhibit 10(iii)(q) to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1995] [File No. 1-3932]

10(iii)(p) Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16,
             1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(q) Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16,
             1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(r) Employment Agreement with Paulo F.M.O. Periquito.(Z) [Incorporated by reference from Part II
             Other Information, Item 6 to the Company's Form 10-Q for the period ended March 31, 1998]
             [File No. 1-3932]

10(iii)(s) Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan.(Z) [Incorporated by reference from
             Exhibit A to the Company's proxy statement for the 2000 annual meeting of stockholders] [File
             No. 1-3932]

10(iii)(t) Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program
             (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by
             reference from Exhibit 10(iii)(t) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000] [File No. 1-3932]

10(iii)(u) Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16,
             2001).(Z)

10(iii)(v) Whirlpool Corporation Nonemployee Director Treasury Stock Ownership Plan (effective
             October 16, 2001).(Z) [Incorporated by reference from Exhibit 4(d) to the Company's
             Registration Statement on Form S-8 filed on November 20, 2001] [File No. 333-73726]

Number and Description of Exhibit
---------------------------------

10(iii)(w) Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z)

        12 Statement Re: Computation of the Ratios of Earnings to Fixed Charges

        13 Annual Report to Stockholders for the year ended December 31, 2001

        21 List of Subsidiaries

        23 Consent of Ernst & Young LLP

        24 Power of Attorney