Form 10-Q
period 2002-03-31
WHIRLPOOL CORP /DE/
filed 2002-04-25
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002.

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

                                         Yes  X     No
                                             ----  ----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock             Shares outstanding at March 31, 2002
       ---------------------             ------------------------------------

Common stock, par value $1 per share                  67,947,060

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                              WHIRLPOOL CORPORATION
                              ---------------------

                          Quarter Ended March 31, 2002



                     INDEX OF INFORMATION INCLUDED IN REPORT

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.      Financial Statements (Unaudited)

                    Consolidated Condensed Statements
                      of Earnings                                         3

                    Consolidated Condensed Balance Sheets                 4

                    Consolidated Condensed Statements
                      of Changes in Equity                                5

                    Consolidated Condensed Statements
                      of Cash Flows                                       6

                    Notes to Consolidated Condensed
                      Financial Statements                                7


     Item 2.      Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                12


PART II - OTHER INFORMATION
---------------------------

     Item 5       Other Information                                      18

     Item 6.      Exhibits and Reports on Form 8-K                       18

            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                          FOR THE PERIOD ENDED MARCH 31
              (millions of dollars except share and dividend data)

                                                                                              Three Months Ended
                                                                                         -----------------------------
                                                                                             2002           2001
                                                                                         ------------   -------------
         Net sales                                                                       $     2,574    $      2,517

         EXPENSES:
             Cost of products sold                                                             1,982           1,959
             Selling and administrative                                                          406             406
             Intangible amortization                                                               1               7
             Restructuring costs                                                                   1              48
                                                                                          -----------   -------------
                                                                                               2,390           2,420
                                                                                         ------------   -------------
         OPERATING PROFIT                                                                        184              97

         OTHER INCOME (EXPENSE):
             Interest and sundry income (expense)                                                (20)             (5)
             Interest expense                                                                    (34)            (44)
                                                                                         ------------   -------------
          EARNINGS BEFORE INCOME TAXES
           AND OTHER ITEMS                                                                       130              48

                    Income taxes                                                                  45              17
                                                                                         ------------   -------------
         EARNINGS BEFORE EQUITY EARNINGS
           AND MINORITY INTERESTS                                                                 85              31

                  Equity in earnings of affiliated companies                                       -               1
                  Minority interests                                                              (1)              1
                                                                                         ------------   -------------
         EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE
             IN ACCOUNTING PRINCIPLE                                                              84              33

                  Cumulative effect of change in accounting principle, net of tax                  -               8
                                                                                         ------------   -------------
         NET EARNINGS                                                                    $        84    $         41
                                                                                         ============   =============

         Per share of common stock:
             Basic earnings before cumulative effect of accounting change                $      1.25    $        .49
             Cumulative effect of change in accounting principle, net of tax                       -             .13
                                                                                         ------------   -------------
             Basic net earnings                                                          $      1.25    $        .62
                                                                                         ============   =============

             Diluted earnings before cumulative effect of accounting change              $      1.21    $        .49
             Cumulative effect of change in accounting principle, net of tax                       -             .12
                                                                                         ------------   -------------
             Diluted net earnings                                                        $      1.21    $        .61
                                                                                         ============   =============

             Dividends declared                                                          $       .34    $        .34
                                                                                         ============   =============

             Weighted-average shares outstanding (millions):
                Basic                                                                           67.3            66.3
                Fully diluted                                                                   69.3            66.9


See notes to consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              WHIRLPOOL CORPORATION
                              (millions of dollars)

                                          (Unaudited)
                                            March 31          December 31
                                              2002                2001
                                          --------------   -----------------
ASSETS

Current Assets
--------------
Cash and equivalents                        $       138      $          316
Trade receivables, less allowances of
         (2002:  $84 ;2001:  $93)                 1,620               1,515
Inventories                                       1,205               1,110
Prepaid expenses and other                           72                  59
Deferred income taxes                               117                 176
Other current assets                                151                 135
                                          --------------   -----------------
Total Current Assets                              3,303               3,311
                                          --------------   -----------------


Other Assets
------------
Investment in affiliated companies                  117                 117
Goodwill , net                                      678                 685
Deferred income taxes                               354                 354
Prepaid pension costs                               217                 208
Other                                               232                 240
                                          --------------   -----------------
                                                  1,598               1,604
                                          --------------   -----------------


Property, Plant and Equipment
-----------------------------
Land                                                 62                  56
Buildings                                           885                 886
Machinery and equipment                           4,380               4,372
Accumulated depreciation                         (3,327)             (3,262)
                                          --------------   -----------------
                                                  2,000               2,052
                                          --------------   -----------------

Total Assets                                $     6,901      $        6,967
                                          ==============   =================


                                            (Unaudited)
                                              March 31         December 31
                                               2002              2001
                                          ---------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable                               $       469      $          148
Accounts payable                                  1,351               1,427
Employee compensation                               207                 252
Deferred income taxes                               111                 102
Accrued expenses                                    577                 623
Restructuring costs                                  65                  77
Accrued product recalls                              93                 239
Other current liabilities                            98                 195
Current maturities of long-term debt                214                  19
                                          ---------------  ----------------
Total Current Liabilities                         3,185               3,082
                                          ---------------  ----------------


Other Liabilities
-----------------
Deferred income taxes                               177                 177
Postemployment benefits                             628                 623
Product warranty                                     48                  45
Other liabilities                                   188                 160
Long-term debt                                    1,055               1,295
                                          ---------------  ----------------
                                                  2,096               2,300
                                          ---------------  ----------------


Minority Interests                                  101                 127


Stockholders' Equity
--------------------
Common stock                                         87                  86
Paid-in capital                                     547                 480
Retained earnings                                 2,531               2,470
Accumulated other comprehensive income
  (loss)                                           (730)               (697)
Treasury stock - at cost                           (916)               (881)
                                          ---------------  ----------------
Total Stockholders' Equity                        1,519               1,458
                                          ---------------  ----------------
Total Liabilities and Stockholders'
  Equity                                    $     6,901      $        6,967
                                          ===============  ================

See notes to consolidated condensed financial statements.

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
                              WHIRLPOOL CORPORATION
                          FOR THE PERIOD ENDED MARCH 31
                              (millions of dollars)

                                                                                  Accumulated
                                                                     Retained        other                         Treasury Stock /
                                                           Total     Earnings    Comprehensive    Commonm Stocks    Paid-in-Capital
                                                          --------- ----------  ---------------  ---------------- ------------------
Beginning balance, January 1, 2001                         $ 1,684   $  2,539     $      (495)     $          84    $          (444)

Comprehensive income (loss)
    Net income                                                  41         41
    Cumulative effect of change in accounting
    principle,  net of tax of $7                               (11)                       (11)
    Unrealized gain on derivative instruments                    2                          2
    Other, principally foreign currency items                 (114)                      (114)
                                                          ---------
Comprehensive income (loss)                                    (82)
                                                          ---------

Common stock issued under stock option plans                     6                                                                6
Dividends declared on common stock                             (22)       (22)
                                                          ---------  ---------   -------------    ---------------  -----------------
Ending balance, March 31, 2001                             $ 1,586   $  2,558    $       (618)     $          84    $          (438)
                                                          =========  =========   =============    ===============  =================

Beginning balance, January 1, 2002                         $ 1,458   $  2,470    $       (697)     $          86    $          (401)

Comprehensive income (loss)
    Net income                                                  84         84
    Unrealized gain on derivative instruments                    1                          1
    Other, principally foreign currency items, net
    of tax of $1                                               (34)                       (34)
                                                          ---------
Comprehensive income (loss)                                     51
                                                          ---------

Treasury shares purchased, net of shares issued                (35)                                                             (35)
Common stock issued under stock option plans                    68                                             1                 67
Dividends declared on common stock                             (23)       (23)
                                                          ---------  ---------   -------------    ---------------  -----------------
Ending balance, March 31, 2002                             $ 1,519   $  2,531    $       (730)     $          87    $          (369)
                                                          =========  =========   =============    ===============  =================

See notes to consolidated condensed financial statements.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                         FOR THREE MONTHS ENDED MARCH 31
                              (millions of dollars)

                                                                 2002          2001
                                                            ---------------------------
OPERATING ACTIVITIES
Net earnings                                                $       84    $        41
Product recalls                                                   (146)             -
Restructuring charges, net of cash paid                            (12)            35
Loss on disposition of assets                                        3             20
Taxes deferred and payable, net                                     68             33
Tax paid on cross currency interest rate swap gain                 (86)             -
Depreciation and amortization                                       93            102
Changes in assets and liabilities:
    Trade receivables                                             (125)            50
    Inventories                                                   (102)           (32)
    Accounts payable                                               (70)           (94)
    Other - net                                                    (57)           (81)
                                                            ---------------------------
Cash Provided By (Used In) Operating Activities             $     (350)   $        74
                                                            ---------------------------

INVESTING ACTIVITIES
Net additions to properties                                 $      (54)   $       (58)
                                                            ---------------------------
Cash Used In Investing Activities                           $      (54)   $       (58)
                                                            ---------------------------


FINANCING ACTIVITIES
Net proceeds of short-term borrowings                       $      320    $       109
Proceeds of long-term debt                                          10              3
Repayments of long-term debt                                       (54)           (21)
Dividends paid                                                     (23)           (45)
Purchase of treasury stock                                         (46)             -
Redemption of WFC preferred stock                                  (25)             -
Stock options exercised                                             68              6
Other                                                              (18)            (5)
                                                            ---------------------------
Cash Provided By Financing Activities                       $      232    $        47
                                                            ---------------------------
Effect of Exchange Rate Changes on Cash and Equivalents     $       (6)   $         -
                                                            ---------------------------
Increase (Decrease) in Cash and Equivalents                 $     (178)   $        63
Cash and Equivalents at Beginning of Period                        316            114
                                                            ---------------------------
Cash and Equivalents at End of Period                       $      138    $       177
                                                            ===========================

See notes to consolidated condensed financial statements

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2002 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 2001.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Diluted net earnings per share of common stock include the dilutive effect of stock and put options.

NOTE B--NEW ACCOUNTING STANDARDS

The company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in a $6 million increase to the first quarter's net earnings and is expected to increase full-year net earnings by approximately $23 million. The company has not yet determined the financial impact that the impairment provisions of SFAS No. 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                     Three Months Ended March 31
                                               ---------------------------------------
(millions of dollars, except per share data)         2002                  2001
                                               ----------------      -----------------
Reported net income                            $             84      $              41

Goodwill amortization                                         -                      6
                                               ----------------      -----------------
Adjusted net income                            $             84      $              47
                                               ================      =================

Basic earnings per share:

Reported net income                            $           1.25      $            0.62

Goodwill amortization                                         -                   0.08
                                               ----------------      -----------------
Adjusted net income                            $           1.25      $            0.70
                                               ================      =================

Diluted earnings per share:

Reported net income                            $           1.21                   0.61

Goodwill amortization                                         -                   0.08
                                               ----------------      -----------------
Adjusted net income                            $           1.21                   0.69
                                               ================      =================

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 were as follows:

                                                     North                Latin
(millions of dollars)                               America    Europe    America    Asia    Consolidated
                                                    -------    ------    -------    ----    ------------
Balance as of January 1, 2002                         $ 68       367        64       186         685
Foreign exchange                                         -        (4)       (3)        0          (7)
                                                      ----       ---        --       ---         ---
Balance at March 31, 2002                             $ 68       363        61       186         678
                                                      ====       ===        ==       ===         ===


As of March 31, 2002, the company had $14 million of indefinite-lived intangible assets (trademarks). The company also had $8 million of other intangible assets which will continue to be amortized over their remaining usefull lives ranging from 21 to 31 months. These other intangible asset amounts are included in other assets in the company's balance sheets.

On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no impact to the company's operating results or financial position related to the adoption of this standard.

On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. The company recorded the effect of the transition to these new accounting requirements as a change in accounting principle. The transition adjustment to adopt SFAS No. 133 resulted in $8 million of income, net of tax, from the cumulative effect of a change in accounting principle, and an $11 million decrease, net of tax, in stockholders' equity in the company's financial statements for the quarter ended March 31, 2001.

NOTE C--INVENTORIES

Inventories consist of the following:

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                March 31         December 31
                                                  2002              2001
                                             --------------    ---------------
                                                      (millions of dollars)

Finished products                            $        1,052                949
Raw materials and work in process                       289                297
                                             --------------    ---------------
     Total FIFO cost                                  1,341              1,246

Less excess of FIFO cost
  over LIFO cost                                        136                136
                                             --------------    ---------------
                                             $        1,205    $         1,110
                                             ==============    ===============

NOTE D--RESTRUCTURING AND RELATED CHARGES

Restructuring

The current quarter's results included $1 million pre-tax in restructuring charges for termination costs. As of March 31, 2002, an additional 300 employees had left the company since December 31, 2001. The majority of these employees were related to prior announcements under the company's restructuring program. The prior year's quarterly results included $48 million pre-tax in restructuring charges.

Related Charges

The current quarter's results included $11 million pre-tax of restructuring related charges and were recorded primarily in the cost of goods sold section within operating profit. Included in this total were $3 million for a building write-down and $8 million in other cash costs, primarily relocation and concurrent operating costs. The 2001 quarter included $22 million pre-tax of restructuring related charges.

Details of the 2002 first quarter's restructuring and related charges were as follows:

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             Beginning       Charge                                                      Ending
                              Balance      to Earnings     Cash Paid        Non-cash      Translation    Balance
-----------------------------------------------------------------------------------------------------------------

(millions of dollars)

Restructuring
Termination costs          $       75     $         1   $        (10)     $       -       $        -     $    66
Non-employee exit costs             4               -             (3)             -                -           1
Translation impact                 (2)              -              -              -                -          (2)
Related Charges
Building write-down                 -               3              -             (3)               -           -
Various cash costs                  -               8             (8)             -                -           -
                           -----------    -----------   -------------     ----------     -----------     --------

     Total                 $       77     $        12   $        (21)     $      (4)     $         -     $    65
                           ===========    ===========   =============     ==========     ===========     ========

NOTE E--RELATED PARTY TRANSACTIONS

The company repurchased 700 thousand shares of its common stock during the quarter ended March 31, 2002 from the company's U.S. pension plan at a total cost of $46 million. The shares were repurchased from the pension plan at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

NOTE F--CONTINGENCIES

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the company's financial position.

The company is a party to certain financial guarantees and standby letters of credit with risk not reflected on the balance sheet. The only significant arrangement in place at March 31, 2002 and December 31, 2001 is in its Brazilian subsidiary. As a standard business practice the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. As of March 31, 2002 and December 31, 2001, these amounts totaled $138 million and $124 million, respectively. The company currently believes the risk of loss to be minimal.

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

The company's chief operating decision maker reviews each operating segment's performance based upon operating profit excluding one-time charges such as restructuring and related charges. These charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the quarters ended March 31, 2002 and 2001, the operating segments recorded total restructuring and related charges as follows; North America $7 and $5 million, Europe $3 and $8 million, Latin America $0 and $47 million, Asia $1 and $8 million and Corporate $1 and $2 million. Refer to Note D, presented earlier, for a discussion of restructuring and related charges.

(millions of dollars)

Three Months                 North                   Latin                   Other and
Ended March 31              America       Europe    America      Asia      (Eliminations)    Consolidated
---------------------------------------------------------------------------------------------------------
Net Sales
2002                       $  1,718     $    475    $   332    $     86    $         (37)    $      2,574
2001                       $  1,537     $    513    $   412    $     88    $         (33)    $      2,517

Intersegment sales
2002                       $     38     $     31    $    36    $     10    $        (115)    $          -
2001                       $     38     $     10    $    33    $     16    $         (97)    $          -

Intangible amortization
2002                       $      -     $      -    $     -     $     -    $           1     $          1
2001                       $      1     $      3    $     1     $     1    $           1     $          7

Depreciation
2002                       $     46     $     16    $    23    $      4    $           3     $         92
2001                       $     47     $     16    $    25    $      4    $           3     $         95

Operating profit (loss)
2002                       $    204     $     10    $    25    $      4    $         (59)    $        184
2001                       $    170     $      4    $    28    $      4    $        (109)    $         97

Total assets
2002                       $  2,819     $  1,957    $ 1,234    $    677    $         214     $      6,901
December 31, 2001          $  2,591     $  2,067    $ 1,339    $    653    $         317     $      6,967

Capital expenditures
2002                       $     12     $     12    $    15    $      1    $          14     $         54
2001                       $     28     $     10    $    15    $      2    $           3     $         58

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three months ended March 31, 2002 and 2001. All comparisons are to 2001, unless otherwise noted. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Sales
---------

Net sales increased 2% and totaled $2.6 billion for the first quarter of 2002. Excluding currency fluctuations around the world, net sales increased 5%.

                                   Three Months Ended March 31
                           -----------------------------------------
(millions of dollars)             2002                   2001            Change
                           -----------------      ------------------  ------------
Net Sales:
  North America                    $  1,718                $  1,537         11.8%
  Europe                                475                     513         (7.6)%
  Latin America                         332                     412        (19.4)%
  Asia                                   86                      88         (2.3)%
  Other/eliminations                    (37)                    (33)             -
                           -----------------      ------------------  ------------

Consolidated                       $  2,574                $  2,517          2.3%
                           =================      ==================  ============

   Significant regional trends were as follows:

- North America unit volumes increased 12% in an industry that was up 6% resulting in a slight increase from the year-end 2001 record market share in the region. Innovative new products and an improving U.S. economy driven by increased consumer spending contributed to the increased sales.

- European unit volumes were down 2% as economic challenges within the region continued. The lower unit volume, continued pricing pressures and currency fluctuations more than offset an improved product mix. Net sales decreased 3% excluding the impact of currency fluctuations.

- Unit shipments decreased 15% in Latin America as the difficulties within the region's economies continued. The appliance industry unit shipments decreased 8% for the quarter in Brazil and over 60% in Argentina. Net sales for the region decreased 19% reflecting the lower volume and the impact of currency fluctuations. Excluding currency fluctuations, net sales decreased 11%.

- Asia's unit shipments increased 8% for the quarter due in part to the introduction of new products in the Indian and Chinese markets. Net sales for the region decreased as the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         higher volume was more than offset by currency fluctuations and a less favorable product mix. Net sales were level excluding currency fluctuations.

For the full year 2002, appliance industry shipments are expected to be up 5% in North America, down 2% in Europe and flat in Asia and Latin America.

Gross Margin
------------

Gross margin percentage improved for the quarter due primarily to improved product mix in North America and Europe, manufacturing productivity gains in North America and lower restructuring related charges. These factors combined to offset lower Befiex tax credits in Latin America, which are discussed further under "Other Matters," lower pension credits in North America and a softening appliance industry across Asia.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses as a percent of net sales decreased
0.3 percentage points. Benefits from the company's restructuring program and other cost containment efforts were reflected in improvements in the North America, Latin America and Asia regions. Improvements within these regions combined to offset increases in corporate overhead expenses. Europe's ratio increased due to lower sales more than offsetting cost containment efforts.

Other Income and Expense
------------------------

Interest and sundry income (expense) was $15 million unfavorable due to currency losses, primarily in Argentina, higher asset disposal costs and other miscellaneous costs. Reduced overall borrowings and the lower interest rate environment combined to reduce interest expense by $10 million for the quarter.

Income Taxes
------------

The effective income tax rate was 34.3 percent versus 35.7 percent. The lower effective tax rate was due to various tax strategies offsetting income mix amongst the various regions.

Net Earnings
------------

The table below reconciles the company's core earnings and core earnings per diluted share with net earnings and net earnings per diluted share. The differences between core earnings and reported net earnings are presented in the table on an after-tax basis and reference the related note to the accompanying consolidated condensed financial statements:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                           Three Months Ended
                                                   -------------------------------------------------------------
                                                                2002                           2001
                                                   ------------------------------- -----------------------------
(millions of dollars, except per share data)          Earnings           EPS          Earnings           EPS
                                                   --------------   -------------  -------------    ------------
Core earnings                                        $        92      $      1.32    $      73        $    1.10
  Restructuring and related charges (note D)                  (8)           (0.11)         (40)           (0.61)
                                                   --------------   -------------- -------------    ------------
Earnings before accounting change                             84             1.21           33             0.49

  Adoption of SFAS No. 133 (note B)                            -                -            8             0.12
                                                   --------------   -------------- -------------    ------------
Net earnings                                         $        84      $      1.21    $      41        $    0.61
                                                   ==============   ============== =============    ============

The current quarter's results were also impacted by the elimination of goodwill amortization, in accordance with SFAS No. 142, which added approximately $6 million, after-tax, or $0.08 for both core and net earnings per diluted share. The benefit attributable to the elimination of goodwill amortization was mostly offset by lower pension credits recorded in the current year due to a reduction in the discount rate, caused by the declining interest rate environment, and lower expected returns on pension plan assets.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2002 and 2001 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities
--------------------

The company's main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities in the first three months was $350 million compared to $74 million provided in 2001. The decrease in the current quarter was due primarily to reduced net working capital cash flows, product recall costs and taxes paid on the gain realized for tax purposes from the sale of a portfolio of cross-currency interest rate swaps during the fourth quarter of 2001.

Investing Activities
--------------------

The principal recurring investing activities are property additions. Net property additions for the first three months were $54 million compared to $58 million. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

Financing Activities
--------------------

Dividends to shareholders totaled $23 million for the first quarter versus $45 million a year ago. During the first quarter of 2001, both the fourth quarter 2000 dividend and the first quarter 2001 dividend were paid.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Also impacting the company's financing cash flows were $46 million in treasury stock purchases, discussed further under "Financial Condition and Liquidity," and $25 million related to the redemption of preferred stock of the company's discontinued financing company, Whirlpool Financial Corporation. These cash outflows were mostly offset by $65 million in proceeds from the exercise of company stock options during the quarter.

The company's borrowings, adjusted for currency fluctuations, increased $276 million from year-end. The increase, primarily in short-term notes payable, was due to seasonal working capital needs.

FINANCIAL CONDITION AND LIQUIDITY

The financial position of the company remains strong as evidenced by the March 31, 2002 balance sheet. The company's total assets are $6.9 billion and stockholders' equity is $1.5 billion versus the March 2001 totals of $6.9 billion and $1.6 billion, respectively. The company's total assets and stockholders' equity at December 31, 2001 were $7.0 billion and $1.5 billion, respectively.

On February 15, 2000, the company announced that its Board of Directors approved an extension of the company's stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extended the previously authorized $250 million repurchase program which was announced March 1, 1999. The shares are purchased in the open market and through privately negotiated sales as the company deems appropriate. The company has purchased 12.7 million shares at a cost of $684 million under this stock repurchase program, of which
0.7 million shares or $46 million were purchased in 2002. The 2002 shares were repurchased from the company's U.S. pension plan at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

The overall debt to invested capital ratio of 51.7 percent at March 31, 2002 was down from 54.6 percent at March 31, 2001 and up from 48.0 percent at December 31, 2001. The decrease from March 31, 2001 is due to the company's aggressive debt reduction program implemented throughout 2001. The increase from year-end is due to lower cash flows from operations resulting in increased short-term borrowings. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Fitch Ratings.

On July 3, 2001, the company issued 300 million euro denominated 5.875% Notes due 2006. The notes are general obligations of the company and the proceeds were used for general corporate purposes.

The company maintains an $800 million five-year committed credit agreement and a committed $400 million 364-day credit agreement that provide backup liquidity. As of March 31, 2002, there were no borrowings under these agreements, which represent the company's total committed credit lines.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In February 2002, the company reached an agreement in principle to acquire the remaining 51% interest in Vitromatic S.A. de C.V., an appliance manufacturing and distribution joint venture in Mexico. The company expects to complete the purchase for $150 million in cash plus Vitromatic's existing debt, which was approximately $200 million as of March 31, 2002. This transaction is expected to be completed in the second quarter of 2002, increase consolidated annual net sales by more than $400 million and favorably impact the company's earnings in the second half of 2002.

In March 2002, the company announced an agreement to acquire Polar S.A., a leading major home appliance manufacturer based in Poland. Pending governmental review in Poland, the company will pay $24 million in cash plus approximately $19 million of Polar's existing debt in return for 96 percent of Polar shares. This transaction is expected to be completed in the second quarter of 2002 and favorably impact the company's earnings beginning in 2003.

OTHER MATTERS

During the third and fourth quarters of 2001, the company recorded $295 million of charges related to two separate product recalls. As of December 31, 2001, the remaining liability balance was $239 million, which was reduced by cash payments of $146 million during the first quarter of 2002. The company's estimated liability for product recall expenses is impacted by several factors such as customer contact rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. There have been no significant adjustments to any assumptions during the first quarter and management believes the remaining $93 million liability is adequate to cover the remaining costs associated with these recalls. The company believes these recall initiatives will be completed by the end of 2002.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, obtained a favorable decision with respect to additional export incentives in connection with the Brazilian government's export incentive program (Befiex). This decision also recognized the right to utilize these credits as an offset against current Brazilian federal excise tax on domestic sales. The company's remaining available credits were approximately $315 million as of December 31, 2001, of which $13 million were recognized in the first quarter of 2002 compared with $17 million in the year ago quarter. The company expects to recognize $40 million for the full year 2002, while any recognition of further amounts in subsequent years is dependent upon governmental action and the interpretation of Brazilian laws by the Brazilian courts governing the use of these credits.

In December, 2000, the company announced a global restructuring plan that when fully implemented is currently expected to result in pre-tax charges of between $300 and $350 million and an annualized savings of between $225 and $250 million. The plan is expected to eliminate approximately 6,000 positions worldwide and the final phases will be announced over the remainder of 2002. For the initiatives announced through March 31, 2002, the company expects to eliminate approximately 5,000 employees of which 4,000 had left the company through March 31, 2002. The reduction in positions due to restructuring has been partially offset by an increase in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

number of employees in other areas of the company. The company expects to realize approximately $138 million in annualized benefits from the initiatives to date. The company expects to utilize cash on hand and cash generated from operations to fund the remaining restructuring initiatives.

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

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) continuation of our strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 21% of our consolidated net sales of $10.3 billion in 2001; (6) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (7) our ability to continue to recognize Befiex credits as described in more detail in the "Other Matters" section within Management's Discussion and Analysis; (8) the completion of the company's microwave-hood combination and dehumidifier recalls and their impact on consumer preferences; (9) the effectiveness of the series of restructuring actions the company anticipates taking through 2002; and (10) social, economic, and political volatility, including potential terrorist activity, in the North American, Latin American, European and Asian economies.

The company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures by the company in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

                           PART II. OTHER INFORMATION
                           --------------------------

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                          Quarter Ended March 31, 2002

Item 5.  Other Information

During the quarter the Company amended the Whirlpool 401(k) Plan to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001, as amended, and to designate the Whirlpool Stock Fund established under the Whirlpool 401(k) Plan as an employee stock ownership plan within the meaning of Internal Revenue Code Section 4975(e)(7). A copy of the current 401(k) Plan, as amended, is attached.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a. The following are included herein:

(99) The Whirlpool 401(k) Plan as amended through and including the amendment dated February 22, 2002.

(99) Opinion of counsel letter regarding compliance of the Whirlpool 401(k) Plan with the Employee Retirement Income Security Act of 1974, as amended.

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended March 31, 2002.

A Current Report on Form 8-K dated January 31, 2002 pursuant to Item 5, "Other Events and Regulation FD Disclosure," to announce the Company's voluntary recall of approximately 1.4 million Whirlpool, ComfortAire and Sears Kenmore brand dehumidifiers. On February 5, 2002, the Company issued a press release to announce fourth quarter and full year 2001 earnings. On February 7, 2002, the Company issued a press release concerning stock market rumors.

A Current Report on Form 8-K dated February 25, 2002 that included the following:

   Pursuant to Item 5, "Other Events," to announce the anticipated purchase of the remaining 51% interest held by Vitro S.A. in Vitromatic S.A. de C.V., an appliance manufacturer and distribution joint venture in Mexico.

   Pursuant to Item 9, "Regulation FD Disclosures," regarding comments to be made by its Chairman and CEO concerning the Company's expectations for appliance industry unit shipments in 2002, its 2002 strategy and new products, and the Company's expected first quarter and full-year 2002 results.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHIRLPOOL CORPORATION
                                                  (Registrant)



                                             By    /s/ Mark Brown
                                                   -------------------------
                                                         Mark E. Brown
                                                     Executive Vice President
                                                    and Chief Financial Officer
                                                   (Principal Financial Officer)



April 23, 2002