Form 10-K/A
period 2001-12-31
WHIRLPOOL CORP /DE/
filed 2002-07-16
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) on February 25, 2002, was $4,372,341,382.

         On February 25, 2002, the registrant had 66,654,106 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

                                                                                  Part of Form 10-K into
                                                                                  ----------------------
                                 Document                                            which incorporated
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

                                EXPLANATORY NOTE

Whirlpool Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") (filed under 1-3932 on March 5, 2002) as set forth in this Annual Report on Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A includes an amendment to the following section of the Form 10-K:

         Page F-2. Report of Ernst & Young LLP Independent Auditors. This document reflects the conformed signed copy of the report. The only change to this document is to include the conformed signature of Ernst & Young LLP which was omitted on the original submission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WHIRLPOOL CORPORATION
                                (Registrant)

                                By:          /s/ Mark E. Brown
                                    --------------------------------------------

                                                 Mark E. Brown
                                         (Principal Financial Officer)
                                            Executive Vice President
                                          and Chief Financial Officer

July 16, 2002

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

                                            /s/ Ernst & Young LLP

Chicago, Illinois
February 4, 2002