Form 10-Q
period 2002-06-30
WHIRLPOOL CORP /DE/
filed 2002-07-29
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002.

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

                                            Yes    X      No  _____
                                                -------

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class of common stock             Shares outstanding at June 30, 2002
       ---------------------             -----------------------------------

Common stock, par value $1 per share                 68,183,150

                          QUARTERLY REPORT ON FORM 10-Q

                              WHIRLPOOL CORPORATION

                           Quarter Ended June 30, 2002



                     INDEX OF INFORMATION INCLUDED IN REPORT

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements (Unaudited)

                 Consolidated Condensed Statements
                  of Earnings                                                          3

                 Consolidated Condensed Balance Sheets                                 4

                 Consolidated Condensed Statements
                  of Changes in Equity                                                 5

                 Consolidated Condensed Statements
                  of Cash Flows                                                        6

                 Notes to Consolidated Condensed
                  Financial Statements                                                 7


     Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                                                16


PART II - OTHER INFORMATION
---------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders                     23

     Item 6.  Exhibits and Reports on Form 8-K                                        23

            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                          FOR THE PERIOD ENDED JUNE 30
              (millions of dollars except share and dividend data)

                                                                                   Three Months Ended    Six Months Ended
                                                                               ---------------------------------------------
                                                                                    2002        2001        2002       2001
                                                                               ------------    --------   ---------  -------
    Net sales                                                                       $ 2,737    $ 2,585     $ 5,311   $ 5,101

    EXPENSES:
       Cost of products sold                                                          2,103      1,989       4,085     3,948
       Selling and administrative                                                       432        405         838       810
       Intangible amortization                                                            1          7           2        14
       Restructuring costs                                                               13         14          14        62
                                                                               ------------    -------   ---------   -------
                                                                                      2,549      2,415       4,939     4,834
                                                                               ------------    -------   ---------   -------
    OPERATING PROFIT                                                                    188        170         372       267

    OTHER INCOME (EXPENSE):
       Interest and sundry income (expense)                                             (11)        (7)        (31)      (11)
       Interest expense                                                                 (35)       (43)        (69)      (87)
                                                                               ------------    -------   ---------   -------
    EARNINGS BEFORE INCOME TAXES
      AND OTHER ITEMS                                                                   142        120         272       169

               Income taxes                                                              51         43          95        61
                                                                               ------------    -------   ---------   -------
    EARNINGS BEFORE EQUITY EARNINGS
      AND MINORITY INTERESTS                                                             91         77         177       108

             Equity in earnings (loss) of affiliated companies                          (25)         2         (24)        3
             Minority interests                                                          (3)        (5)         (5)       (4)
                                                                               -------------   --------   ---------  --------
    EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                            63         74         148       107

             Loss from discontinued operations, net of tax                                -        (21)          -       (21)
             Cumulative effect of change in accounting principle, net of tax              -          -        (613)        8
                                                                               ------------    -------   ---------   -------
    NET EARNINGS (LOSS)                                                             $    63    $    53     $  (465)  $    94
                                                                               ============    =======   =========   =======

    Per share of common stock:
       Basic earnings from continuing operations                                    $   .93    $  1.12     $  2.18   $  1.61
       Loss from discontinued operations, net of tax                                      -       (.32)          -      (.32)
       Cumulative effect of change in accounting principle, net of tax                    -          -       (9.05)      .12
                                                                               -------------   --------   ---------  --------
       Basic net earnings (loss)                                                    $   .93    $   .80     $ (6.87)  $  1.41
                                                                               =============   ========   =========  ========

       Diluted earnings from continuing operations                                  $   .91    $  1.10     $  2.12   $  1.59
       Loss from discontinued operations, net of tax                                      -       (.32)          -      (.32)
       Cumulative effect of change in accounting principle, net of tax                    -          -       (8.80)      .12
                                                                               -------------   --------   ---------  --------
       Diluted net earnings (loss)                                                  $   .91    $   .78     $ (6.68)  $  1.39
                                                                               =============   ========   =========  ========

       Dividends declared                                                           $   .34    $   .34     $   .68   $   .68
                                                                               =============   ========   =========  ========

       Weighted-average shares outstanding (millions):
           Basic                                                                       68.1       66.5        67.7      66.4
           Fully diluted                                                               70.1       67.7        69.6      67.3


    See notes to consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              WHIRLPOOL CORPORATION
                              (millions of dollars)

                                                (Unaudited)
                                                  June 30       December 31
                                                   2002            2001
                                                -----------   -------------
ASSETS

Current Assets
--------------
Cash and equivalents                              $   139        $   316
Trade receivables, less allowances of
       (2002: $81 ;2001: $93)                       1,760          1,515
Inventories                                         1,166          1,110
Prepaid expenses                                       80             59
Deferred income taxes                                  90            176
Other current assets                                  150            135
                                                  -------        -------
Total Current Assets                                3,385          3,311
                                                  -------        -------



Other Assets
------------
Investment in affiliated companies                     93            117
Goodwill, net                                          72            685
Deferred income taxes                                 347            354
Prepaid pension costs                                 226            208
Other                                                 223            240
                                                  -------        -------
                                                      961          1,604
                                                  -------        -------



Property, Plant and Equipment
-----------------------------
Land                                                   64             56
Buildings                                             931            886
Machinery and equipment                             4,426          4,372
Accumulated depreciation                           (3,406)        (3,262)
                                                  -------        -------
                                                    2,015          2,052
                                                  -------        -------

Total Assets                                      $ 6,361        $ 6,967
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                     $   419        $   148
Accounts payable                                    1,382          1,427
Employee compensation                                 229            252
Deferred income taxes                                 126            102
Accrued expenses                                      646            623
Restructuring costs                                    78             77
Accrued product recalls                                22            239
Other current liabilities                             110            195
Current maturities of long-term debt                  215             19
                                                  -------        -------
Total Current Liabilities                           3,227          3,082
                                                  -------        -------

Other Liabilities
-----------------
Deferred income taxes                                 180            177
Postemployment benefits                               640            623
Product warranty                                       51             45
Other liabilities                                     210            160
Long-term debt                                      1,087          1,295
                                                  -------        -------
                                                    2,168          2,300
                                                  -------        -------

Minority Interests                                     89            127


Stockholders' Equity
--------------------
Common stock                                           87             86
Paid-in capital                                       563            480
Retained earnings                                   1,959          2,470
Accumulated other comprehensive income (loss)        (816)          (697)
Treasury stock - at cost                             (916)          (881)
                                                  -------        -------
Total Stockholders' Equity                            877          1,458
                                                  -------        -------

Total Liabilities and Stockholders' Equity        $ 6,361        $ 6,967
                                                  =======        =======

See notes to consolidated condensed financial statements.

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
                              WHIRLPOOL CORPORATION
                          FOR THE PERIODS ENDED JUNE 30
                              (millions of dollars)

                                                                          Three Months Ended
                                  --------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                                Other
                                                           Retained         Comprehensive                          Treasury Stock /
                                        Total              Earnings         Income (Loss)        Common Stock      Paid-in-Capital
                                  ------------------  ------------------  ------------------  ------------------  ------------------
Beginning balance                   $         1,586     $         2,558     $          (618)    $            84     $          (438)

Comprehensive income (loss)
  Net income                                     53                  53
  Cumulative effect of change
   in accounting principle, net
   of tax
  Unrealized loss on derivative
   instruments                                   (8)                                     (8)
  Other, principally foreign
   currency items                               (58)                                    (58)
                                  ------------------                      ------------------
Comprehensive income (loss)                     (13)                                    (66)
                                  ------------------                      ------------------

Common stock issued, net of
 treasury shares                                 18                                                                              18

Dividends declared on common
 stock                                          (23)                (23)
                                  ------------------  ------------------  ------------------  ------------------  ------------------
Ending balance, June 30, 2001       $         1,568     $         2,588     $          (684)    $            84     $          (420)
                                  ==================  ==================  ==================  ==================  ==================

Beginning balance                   $           865     $         1,919     $          (772)    $            87     $          (369)

Comprehensive income (loss)
  Net income                                     63                  63
  Unrealized loss on derivative
   instruments                                   (4)                                     (4)
  Other, principally foreign
   currency items                               (40)                                    (40)
                                  ------------------                      ------------------
Comprehensive income (loss)                      19                                     (44)
                                  ------------------                      ------------------

Treasury shares purchased, net
 of shares issued
Common stock issued under stock
 plans                                           16                                                                              16
Dividends declared on common
 stock                                          (23)                (23)
                                  ------------------  ------------------  ------------------  ------------------  ------------------
Ending balance, June 30, 2002       $           877     $         1,959     $          (816)    $            87     $          (353)
                                  ==================  ==================  ==================  ==================  ==================

                                                                           Six Months Ended
                                  --------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                                Other
                                                           Retained         Comprehensive                          Treasury Stock /
                                        Total              Earnings         Income (Loss)        Common Stock      Paid-in-Capital
                                  ------------------  ------------------  ------------------  ------------------  ------------------
Beginning balance                   $         1,684     $         2,539     $          (495)    $            84     $          (444)

Comprehensive income (loss)
  Net income                                     94                  94
  Cumulative effect of change
   in accounting principle, net
   of tax                                       (11)                                    (11)
  Unrealized loss on derivative
   instruments                                   (6)                                     (6)
  Other, principally foreign
   currency items                              (172)                                   (172)
                                  ------------------                      ------------------
Comprehensive income (loss)                     (95)                                   (189)
                                  ------------------                      ------------------

Common stock issued, net of
 treasury shares                                 24                                                                              24

Dividends declared on common
 stock                                          (45)                (45)
                                  ------------------  ------------------  ------------------  ------------------  ------------------
Ending balance, June 30, 2001       $         1,568     $         2,588     $          (684)    $            84     $          (420)
                                  ==================  ==================  ==================  ==================  ==================

Beginning balance                   $         1,458     $         2,470     $          (697)    $            86     $          (401)

Comprehensive income (loss)
  Net income                                   (465)               (465)
  Unrealized loss on derivative
   instruments                                   (3)                                     (3)
  Other, principally foreign
   currency items                              (116)                                   (116)
                                  ------------------                      ------------------
Comprehensive income (loss)                    (584)                                   (119)
                                  ------------------                      ------------------

Treasury shares purchased, net
 of shares issued                               (35)                                                                            (35)
Common stock issued under stock
 plans                                           84                                                           1                  83
Dividends declared on common
 stock                                          (46)                (46)
                                  ------------------  ------------------  ------------------  ------------------  ------------------
Ending balance, June 30, 2002       $           877     $         1,959     $          (816)    $            87     $          (353)
                                  ==================  ==================  ==================  ==================  ==================

See notes to consolidated condensed financial statements

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                          FOR SIX MONTHS ENDED JUNE 30
                              (millions of dollars)


                                                                        2002             2001
                                                                  --------------     -------------
OPERATING ACTIVITIES
Net earnings (loss)                                                 $      (465)      $      94
Cumulative effect of a change in accounting principle                       613              (8)
Equity in net earnings of affiliated companies,
    less dividends received                                                  24              (3)
Loss on disposition of assets                                                 8              20
Loss on discontinued operations                                               -              21
Depreciation and amortization                                               188             199
Changes in assets and liabilities, net of business acquisition:
    Trade receivables                                                      (198)              9
    Inventories                                                             (32)            (19)
    Accounts payable                                                        (81)            (21)
    Product recalls                                                        (217)              -
    Restructuring charges, net of cash paid                                 (10)             23
    Taxes deferred and payable, net                                          86              36
    Tax paid on cross currency interest rate swap gain                      (86)              -
    Other - net                                                              14             (10)
                                                                  -------------    ------------
Cash Provided By (Used In) Operating Activities                     $      (156)      $     341
                                                                  -------------    ------------

INVESTING ACTIVITIES
Net additions to properties                                         $      (117)      $    (118)
Acquisitions of businesses, less cash acquired                              (27)              -
                                                                  -------------    ------------
Cash Used In Investing Activities                                   $      (144)      $    (118)
                                                                  -------------    ------------


FINANCING ACTIVITIES
Net proceeds (repayments) of short-term borrowings                  $       232       $    (108)
Proceeds of long-term debt                                                   13               6
Repayments of long-term debt                                                (57)            (32)
Dividends paid                                                              (46)            (68)
Purchase of treasury stock                                                  (46)              -
Redemption of WFC preferred stock                                           (25)              -
Common stock issued under stock plans                                        84              24
Other                                                                       (28)             (3)
                                                                  -------------    ------------
Cash Provided By (Used In) Financing Activities                     $       127       $    (181)
                                                                  -------------    ------------
Effect of Exchange Rate Changes on Cash and Equivalents             $        (4)      $      (3)
                                                                  -------------    ------------
Increase (Decrease) in Cash and Equivalents                         $      (177)      $      39
Cash and Equivalents at Beginning of Period                                 316             114
                                                                  -------------    ------------
Cash and Equivalents at End of Period                               $       139       $     153
                                                                  =============    ============

See notes to consolidated condensed financial statements

                              WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
        ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 2002 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 2001.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Diluted net earnings per share of common stock include the dilutive effect of stock and put options. Approximately 25,000 stock options were excluded from the current quarter's earnings per diluted share calculation because their exercise prices rendered them anti-dilutive to this calculation.

NOTE B--ACQUISITIONS

On June 5, 2002, the company acquired 95% of the shares of Polar S.A. (Polar), a leading major home appliance manufacturer in Poland. The results of Polar's operations have been included in the consolidated financial statements since that date, however, they did not have a material impact on the current period's results.

The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. The operations of Polar have been included in the company's European operating segment.

                              WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C--SUBSEQUENT EVENTS

On July 3, 2002, the company acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (Vitromatic), an appliance manufacturer and distributor in Mexico.

The aggregate purchase price was $148 million in cash plus outstanding debt at the time of acquisition, which totaled $146 million. Vitromatic's operations, which will be consolidated with the North American operating segment's results as of the acquisition date, would have increased the company's consolidated sales by approximately $400 million for the fiscal year ended December 31, 2001.


NOTE D--NEW ACCOUNTING STANDARDS

The company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which resulted in a $6 million increase in the second quarter's net earnings and an $11 million increase to the first six month's net earnings. This provision of the statement is expected to increase full-year net earnings by approximately $24 million.

As an additional step in the SFAS 142 implementation process, there is a transitional period from the effective date of adoption for the company to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired. This assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new rule, to its book value. To the extent that impairment is indicated (fair value is less than book value), companies must determine the amount of goodwill impairment within individual reporting units. Any impairment charge resulting from the adoption of SFAS No. 142 is recorded as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. In future years, a goodwill impairment review must be conducted at least annually at the reporting unit level, and any such impairment recorded as a charge to operating earnings.

The company completed the transitional impairment review of its reporting units during the second quarter and recorded a non-cash after-tax charge of $613 million or $8.84 per diluted share. This charge has been recorded as a cumulative effect of a change in accounting principle retroactive to January 1, 2002 and therefore reduced the previously reported first quarter 2002 net earnings of $1.21 per diluted share to a net loss of $7.63 per diluted share.

The following table summarizes the impairment charges by reporting segment as well as the changes in the carrying amount of goodwill for the period ended June 30, 2002:

                              WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(millions of dollars)

                           Goodwill      Impairment     Goodwill
  Reporting Segment        at 1/1/02       Charge      at 6/30/02
-------------------------------------   -----------   -----------

North America             $       68      $     -       $     68
Europe                           367         (367)             -
Latin America                     64          (60)             4
Asia                             186         (186)             -
                         ------------   -----------   -----------
Total                     $      685     $   (613)      $     72
                         ============   ===========   ===========

The goodwill in Europe was related primarily to the company's acquisition in 1989 (53%) and 1991 (47%) of the major appliance business of Philips Electronics N.V. The Latin American goodwill was mainly generated by the company's majority ownership expansion in 1997 of its Brazilian affiliates. Within the Asian business segment, the majority of goodwill arose in 1995 due to the acquisition of a majority interest in Kelvinator of India, Ltd. and expansion into China.

The company determined the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The resulting impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance, to the fair value approach stipulated in SFAS No. 142. External factors such as increased regional competition and global economic conditions have also negatively impacted the value of these acquisitions.

                              WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                     Three Months Ended June 30          Six Months Ended June 30
                                                   ------------------------------      -----------------------------
(millions of dollars, except per share data)           2002               2001            2002               2001
                                                   -----------        -----------      -----------       -----------
Reported net income (loss)                            $     63          $      53        $   (465)          $    94
Goodwill amortization                                        -                  6               -                 11
                                                   -----------        -----------      -----------       -----------
Adjusted net income (loss)                            $     63          $      59        $   (465)          $    105
                                                   ===========        ===========      ===========       ===========

Basic earnings per share:
Reported net income (loss)                            $    .93          $     .80        $  (6.87)          $   1.41
Goodwill amortization                                        -                .09               -                .17
                                                   -----------        -----------      -----------       -----------
Adjusted net income (loss)                            $    .93          $     .89        $  (6.87)          $   1.58
                                                   ===========        ===========      ===========       ===========

Diluted earnings per share:
Reported net income (loss)                            $    .91          $     .78        $  (6.68)          $   1.39
Goodwill amortization                                        -                .08               -                .17
                                                   -----------        -----------      -----------       -----------
Adjusted net income (loss)                            $    .91          $     .86        $  (6.68)          $   1.56
                                                   ===========        ===========      ===========       ===========

As of June 30, 2002, the company had $11 million of indefinite-lived intangible assets (trademarks). The company also had $6 million of other intangible assets that will continue to be amortized over their remaining useful lives ranging from 18 to 28 months. These other intangible asset amounts are included in Other Assets in the company's balance sheets.

On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no impact to the company's operating results or financial position related to the adoption of this standard.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting for and reporting of costs and obligations associated with the retirement of tangible long-lived assets. This statement will become effective for the company on January 1, 2003. The company has not yet determined the effect the adoption of this standard will have on its consolidated financial position or its results of operations.

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

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E--DISCONTINUED OPERATIONS

During the second quarter of 2001, the company wrote off its investment in a securitized aircraft lease portfolio that was owned by the company's previously discontinued finance company, Whirlpool Financial Corporation (WFC). The write-off, due primarily to the softening aircraft leasing industry, resulted in a pre-tax loss from discontinued operations of $35 million ($21 million after-tax).

NOTE F--INVENTORIES

Inventories consist of the following:

                                              June 30          December 31
                                               2002                2001
                                            -----------        -----------
                                                 (millions of dollars)

Finished products                           $     1,036        $       949
Raw materials and work in process                   266                297
                                            -----------        -----------
     Total FIFO cost                              1,302              1,246

Less excess of FIFO cost
  over LIFO cost                                    136                136
                                            -----------        -----------
                                            $     1,166        $     1,110
                                            ===========        ===========

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G--RESTRUCTURING AND RELATED CHARGES

Restructuring

The current year-to-date results included $11 million pre-tax in restructuring charges for termination costs. As of June 30, 2002, an additional 800 employees had left the company since December 31, 2001. The majority of these employee terminations were related to prior announcements under the company's restructuring program. The prior year's results through June 30 included $62 million pre-tax in restructuring charges.

Related Charges

The current year-to-date results included $23 million pre-tax of restructuring related charges that were recorded primarily in the cost of goods sold section within operating profit. Included in this total were $6 million for a building write-down and accelerated depreciation, and $17 million in other cash costs, primarily relocation and concurrent operating costs. The prior year's results through June 30 included $29 million pre-tax of restructuring related charges.

Details of the 2002 restructuring liability through June 30 were as follows:

                          Beginning         Charge         Cash                                                      Ending
(millions of dollars)      Balance       to Earnings       Paid        Non-cash     Translation    Acquisitions     Balance
                         ------------   -------------   ----------   ------------   ------------  --------------  -----------
Restructuring
Termination costs              $  75           $  11        $(17)          $   -          $   -           $   -        $  69
Non-employee exit costs            4               3          (7)              -              -               -            -
Translation impact                (2)              -           -               -              4               -            2
Polar acquisition                  -               -           -               -              -               7            7
Related Charges
Asset write-down                   -               6           -              (6)             -               -            -
Various cash costs                 -              17         (17)              -              -               -            -
                         ------------   -------------   ----------   ------------   ------------  --------------  -----------
Total                          $  77           $  37        $(41)         $   (6)         $   4           $   7        $  78
                         ============   =============   ==========   ============   ============  ==============  ===========

NOTE H--ASSET IMPAIRMENT

The current period results were reduced by $22 million after-tax for an impairment charge related to the company's investments in a European business. The company acquired its initial investment in this entity with its purchase of the appliance operations of Philips Electronics N.V. in 1989. Continued deterioration in the German marketplace led to over-capacity in the wood cabinet industry, which resulted in the business revising its estimated future cash flows. These circumstances prompted the company to conduct an impairment review, resulting in the above charge.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I--RELATED PARTY TRANSACTIONS

In February, 2002, the company repurchased 700,000 shares of its common stock from the company's U.S. pension plan at a total cost of $46 million. The shares were repurchased from the pension plan at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

NOTE J--CONTINGENCIES

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the company's financial position.

The company is a party to certain financial guarantees and standby letters of credit with risk not reflected on the balance sheet. The only significant arrangement in place at June 30, 2002 and December 31, 2001 is in its Brazilian subsidiary. As a standard business practice the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. As of June 30, 2002 and December 31, 2001, these amounts totaled $75 million and $124 million, respectively. The company currently believes the risk of loss to be minimal.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE K--GEOGRAPHIC SEGMENTS

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

The company's chief operating decision maker reviews each operating segment's performance based upon operating profit, excluding one-time charges such as restructuring and related charges. These charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the quarter and year-to-date periods ended June 30, 2002, the operating segments recorded total restructuring and related charges as follows: North America $10 and $17 million, Europe $10 and $13 million, Latin America $2 and $2 million, Asia $2 and $3 million and Corporate $2 and $2 million. Refer to Note G, presented earlier, for a discussion of restructuring and related charges.

(millions of dollars)

Three Months            North                   Latin                   Other and
Ended June 30          America      Europe     America        Asia   (Eliminations)  Consolidated
--------------------------------------------------------------------------------------------------
Net sales
2002                 $   1,838   $     507   $     318   $     110   $      (36)      $     2,737
2001                 $   1,661   $     483   $     379   $     106   $      (44)      $     2,585

Intersegment sales
2002                 $      18   $      40   $      34   $      11   $     (103)      $         -
2001                 $      21   $      12   $      42   $      15   $      (90)      $         -

Intangible amortization
2002                 $       -   $       -   $       -   $       -   $        1       $         1
2001                 $       1   $       3   $       1   $       1   $        1       $         7

Depreciation
2002                 $      49   $      18   $      22   $       4   $        1       $        94
2001                 $      47   $      17   $      22   $       3   $        1       $        90

Operating profit (loss)
2002                 $     210   $      20   $      14   $       8   $      (64)      $       188
2001                 $     176   $       4   $      35   $       6   $      (51)      $       170

Total assets
2002                 $   2,827   $   2,310   $   1,078   $     671   $     (525)      $     6,361
December 31, 2001    $   2,591   $   2,067   $   1,339   $     653   $      317       $     6,967

Capital expenditures
2002                 $      22   $      12   $      22   $       4   $        3       $        63
2001                 $      27   $      15   $      16   $       2   $        -       $        60

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(millions of dollars)

Six Months              North                   Latin                   Other and
Ended June 30          America      Europe     America        Asia   (Eliminations)   Consolidated
---------------------------------------------------------------------------------------------------
Net sales
2002                 $   3,556   $     982   $     650   $     195   $      (72)    $        5,311
2001                 $   3,198   $     996   $     791   $     194   $      (78)    $        5,101

Intersegment sales
2002                 $      35   $      71   $      70   $      21   $     (197)    $            -
2001                 $      40   $      22   $      75   $      31   $     (168)    $            -

Intangible amortization
2002                 $       -   $       -   $       -   $       -   $        2     $            2
2001                 $       2   $       6   $       2   $       2   $        2     $           14

Depreciation
2002                 $      95   $      34   $      45   $       8   $        4     $          186
2001                 $      94   $      33   $      47   $       7   $        4     $          185

Operating profit (loss)
2002                 $     414   $      30   $      39   $      12   $     (123)    $          372
2001                 $     346   $       9   $      63   $      10   $     (161)    $          267

Total assets
2002                 $   2,827   $   2,310   $   1,078   $     671   $     (525)    $        6,361
December 31, 2001    $   2,591   $   2,067   $   1,339   $     653   $      317     $        6,967

Capital expenditures
2002                 $      34   $      24   $      37   $       5   $       17     $          117
2001                 $      56   $      26   $      31   $       4   $        1     $          118

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and six month periods ended June 30, 2002 and 2001. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales

The total number of units sold increased 5% for the quarter and year-to-date comparisons. Excluding the impact of currency fluctuations around the world, net sales would have increased 6% and 5% over the comparable periods. The table below provides a breakdown of net sales by region.

                               2nd Quarter                      Year-to-date
                           ---------------------            -------------------
(millions of dollars)        2002        2001      Change     2002       2001     Change
                           ---------   ---------  --------  --------- ---------  --------
Net Sales:
  North America            $  1,838    $  1,661      10.7%  $  3,556  $  3,198      11.2%
  Europe                        507         483       5.0        982       996      (1.4)
  Latin America                 318         379     (16.1)       650       791     (17.8)
  Asia                          110         106       3.8        195       194       0.5
  Other/eliminations            (36)        (44)        -        (72)      (78)        -
                           ---------   ---------            --------- ---------

Consolidated               $  2,737    $  2,585       5.9%  $  5,311  $  5,101       4.1%
                           =========   =========  ========  ========= =========  ========


Regional trends were as follows:

- North American unit volume increased 11% and 12% for the quarter and year-to-date periods. The U.S. appliance industry volume increased 10% for the quarter. The increased net sales reflected higher volumes within the portfolio of branded products and continued strength in consumer spending.

- European unit volumes increased slightly for the quarterly comparison and were essentially level on a year-to-date basis. European industry shipments declined approximately 2% for the quarter. Net sales were up 5% for the quarter due to a strengthening currency and higher volume and down slightly for the year-to-date comparison. Net sales were up 2% for the quarter excluding the impact of currency fluctuations.

- Latin American unit volumes were down 21% for the quarter and 18% year-to-date due to continuing economic pressures and market volatility within the region. Appliance industry shipments were down an estimated 20% on a year-to-date basis. The lower volume and currency fluctuations combined to more than offset improved pricing in the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

- Asia's unit volumes increased 12% and 10% for the quarter and year-to-date periods. The higher volumes combined to offset currency fluctuations and challenging economic and industry environments in the region.

For the full year 2002, appliance industry shipments are expected to be up 6-7% in North America, down 1-2% in Europe, down 10% in Latin America and flat in Asia.

Gross Margin

The gross margin percentage improved slightly for both the quarter and year-to-date periods. Manufacturing productivity gains in North America, strong productivity gains and improved product mix in Europe and lower restructuring related charges combined to offset lower Befiex tax credits in Latin America, which are discussed further under "Other Matters", and lower pension credits in North America.

Selling and Administrative

Selling and administrative expenses as a percent of net sales were slightly higher for the quarter but were lower on a year-to-date basis. Benefits from the company's restructuring program and higher sales combined to offset increased advertising spending and corporate overhead expenses for both periods.

Other Income and Expense

Interest and Sundry Income (Expense) was $4 million and $20 million unfavorable for the quarter and year-to-date periods. The quarter and year-to-date results reflect higher foreign currency costs and lower interest income. Reduced overall borrowings and the lower interest rate environment combined to reduce interest expense by $8 million and $18 million for the quarter and year-to-date periods.

Income Taxes

The consolidated effective income tax rate was 36% for the quarter and 35% year-to-date versus rates of 36% for the year ago periods. The lower year-to-date effective tax rate was due to the income mix amongst the various reporting segments offsetting lower Befiex tax credits.

Earnings

The tables below reconcile the company's net earnings and net earnings per diluted share to core earnings and core earnings per diluted share for the three and six month periods ended June 30. Core earnings represent a measure of operating results which is not recognized under Generally Accepted Accounting Principles; however, the company believes that it does provide the reader of the financial statements with relevant information regarding ongoing operations. The differences between reported net earnings and core earnings are presented in the table on an after-tax basis and reference the related note to the accompanying consolidated condensed financial statements:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

                                                                           Three Months Ended
                                                             -----------------------------------------------
                                                                       2002                    2001
                                                             ----------------------- -----------------------
(millions of dollars, except per share data)                  Earnings        EPS     Earnings        EPS
                                                             ----------   ---------- ----------    ---------
Net earnings                                                  $     63     $   0.91   $     53      $  0.78
Adjustments to net earnings:
  Restructuring and related charges (note G)                        19         0.26         14         0.20
  Write-off of equity interest and advances (note H)                22         0.31          -            -
  Loss from discontinued operations (note E)                         -            -         21         0.32
                                                             ----------   ---------- ----------    ---------
Total adjustments to net earnings                                   41         0.57         35         0.52
                                                             ----------   ---------- ----------    ---------
Core earnings                                                 $    104     $   1.48   $     88      $  1.30
                                                             ==========   ========== ==========    =========

                                                                             Six Months Ended
                                                             -----------------------------------------------
                                                                       2002                    2001
                                                             ----------------------- -----------------------
(millions of dollars, except per share data)                  Earnings        EPS     Earnings        EPS
                                                             ----------   ---------- ----------    ---------
Net earnings (loss)                                           $   (465)    $  (6.68)  $     94      $  1.39
Adjustments to net earnings (loss):
  Restructuring and related charges (note G)                        26         0.38         55         0.81
  Write-off of equity interest and advances (note H)                22         0.31          -            -
  Loss from discontinued operations (note E)                         -            -         21         0.32
  Adoption of new accounting standards (note D)                    613         8.80         (8)       (0.12)
                                                             ----------   ---------- ----------    ---------
Total adjustments to net earnings (loss)                           661         9.49         68         1.01
                                                             ----------   ---------- ----------    ---------
Core earnings                                                 $    196     $   2.81   $    162      $  2.40
                                                             ==========   ========== ==========    =========

The current period results were reduced by $22 million after-tax, as identified in the table above, for an impairment charge related to the company's investments in a European business. The company acquired its initial investment in this entity with its purchase of the appliance operations of Philips Electronics N.V. in 1989. Continued deterioration in the German marketplace led to over-capacity in the wood cabinet industry, which resulted in the business revising its estimated future cash flows. These circumstances prompted the company to conduct an impairment review, resulting in the above charge.

The current period results were also affected by the elimination of goodwill amortization, in accordance with SFAS No. 142. Adoption of the new standard added approximately $6 million for the quarter and $11 million year-to-date, after-tax, or $0.08 and $0.17 for both core and net earnings. The current year benefit attributable to the elimination of goodwill amortization was mostly offset by lower pension credits. Pension credits in the current year were negatively impacted by a reduction in the discount rate, resulting from a declining interest rate environment, and lower expected returns on pension plan assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 2002 and 2001 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company's main source of liquidity is cash from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities in the first six months of 2002 was $156 million compared to $341 million provided in 2001. The decline from the prior year was due to reduced net working capital cash flows, product recall costs and taxes paid on a gain associated with the sale of a portfolio of cross-currency interest rate swaps during the fourth quarter of 2001.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first half were $117 million in 2002 versus $118 million in the 2001 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

Financing Activities

Dividends to shareholders totaled $46 million for the first half of 2002 versus $68 million in 2001. During the first quarter of 2001, both the fourth quarter 2000 dividend and the first quarter 2001 dividend were paid.

Also affecting the company's financing cash flows were $46 million in treasury stock purchases, discussed further under "Financial Condition and Liquidity," and $25 million related to the redemption of preferred stock of the company's discontinued financing company, Whirlpool Financial Corporation. These cash outflows were substantially offset by $81 million in proceeds from the exercise of company stock options during 2002.

The company's borrowings, adjusted for currency fluctuations, increased $188 million from year-end. The increase, primarily in short-term notes payable, was due to seasonal working capital needs.

FINANCIAL CONDITION AND LIQUIDITY

The financial position of the company remains strong as evidenced by the June 30, 2002 balance sheet. The company's total assets are $6.4 billion and stockholders' equity is $0.9 billion versus the June 30, 2001 totals of $6.8 billion and $1.6 billion, respectively. The write-down of $613

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

million in goodwill assets as of January 1, 2002 is the primary reason for the change in both total assets and equity. The company's total assets and stockholders' equity at December 31, 2001 were $7.0 billion and $1.5 billion, respectively.

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

The overall debt to invested capital ratio of 64.0% at June 30, 2002 was up from 52.0% at June 30, 2001 and 48.0% at December 31, 2001. The increase from year-end is due primarily to the reduction in equity for the goodwill write-down. Excluding this adjustment, the June 30, 2002 debt to invested capital ratio would have been 52.8%. The company's debt continues to be rated investment grade by Moody's Investors Service Inc., Standard and Poor's, and Fitch Ratings.

On July 3, 2001, the company issued 300 million euro denominated 5.875% Notes due 2006. The notes are general obligations of the company and the proceeds were used for general corporate purposes.

The company maintains an $800 million five-year committed credit agreement through June 2006 and a committed $400 million 364-day credit agreement through May 2003 that provide backup liquidity. As of June 30, 2002, there were no borrowings under these agreements, which represent the company's total committed credit lines.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.

OTHER MATTERS

During the third and fourth quarters of 2001, the company recorded $295 million of charges related to two separate product recalls. As of December 31, 2001, the remaining liability balance was $239 million, which was reduced by cash payments of $217 million during the first half of 2002. The company's estimated liability for product recall expenses is affected by several factors such as customer contact rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. There have been no significant adjustments to any assumptions during the first half of 2002, and management currently believes the remaining $22 million liability is adequate to cover the remaining costs associated with these recalls. The company believes these recall initiatives will be completed by the end of 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, obtained a favorable decision with respect to additional export incentives in connection with the Brazilian government's export incentive program (Befiex). This decision also recognized the right to utilize these credits as an offset against current Brazilian federal excise tax on domestic sales. The company's remaining available credits were approximately $315 million as of December 31, 2001, of which $9 million and $22 million were recognized in the 2002 quarter and year-to-date periods compared with $12 million and $29 million in the year ago periods. The company expects to recognize approximately $40 million for the full year 2002, while any recognition of further amounts in subsequent years is dependent upon governmental action and the interpretation of Brazilian laws by the Brazilian courts governing the use of these credits.

In December, 2000 the company announced a global restructuring plan that when fully implemented is currently expected to result in pre-tax charges of between $300 and $350 million and an annualized savings of over $200 million. The plan is expected to eliminate approximately 6,000 positions worldwide and the final phases will be announced over the remainder of 2002. For the initiatives announced through June 30, 2002, the company expects to eliminate approximately 5,700 employees of which 4,500 had left the company through June 30, 2002. The reduction in positions due to restructuring has been partially offset by an increase in the number of employees in other areas of the company. The company expects to realize approximately $147 million in annualized benefits from the initiatives to date. The company expects to utilize cash on hand and cash generated from operations to fund the remaining restructuring initiatives.

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

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

operating and selling costs and to maintain profit margins during industry downturns; (5) gaining or losing a major trade partner; (6) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (7) our ability to continue to recognize Befiex credits as described in more detail in the "Other Matters" section within Management's Discussion and Analysis; (8) the effectiveness of the series of restructuring actions the company anticipates taking through 2002; and (9) social, economic, and political volatility, including potential terrorist activity, in the North American, Latin American, European and Asian economies.

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

                           Quarter Ended June 30, 2002


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 16, 2002. At the meeting, the following items were voted on by shareholders:

a. Messrs. Jeff M. Fettig, James M. Kilts, Miles L. Marsh and Paul G. Stern were each elected to a term to expire in 2005.

     Nominee               For               Against          Withheld
     -------               ---               -------          --------

Jeff M. Fettig             59,381,716           0               409,188

James M. Kilts             59,384,449           0               406,455

Miles L. Marsh             58,765,573           0             1,025,331

Paul G. Stern              58,763,253           0             1,027,651

Messrs. Cain, Gilmour, DiCamillo, Langbo, Smith and Whitwam and Ms. Stoney and Ms. Hempel each have terms of office as directors that continued after the 2002 Annual Meeting.

b. The Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan was approved.

                           For               Against          Abstentions
                           ---               -------          -----------

                           54,329,135       4,952,669           509,100

Item 6.  Exhibits and Reports on Form 8-K

a.   The following are included herein:

     (10) Material Contracts - Long-Term Credit Agreement dated as of June 1, 2001 among Whirlpool Corporation, Whirlpool Europe B.V., Certain Financial Institutions and Bank of America, N.A. as Administrative Agent and Citibank, N.A. as Syndication Agent, ABN AMRO Bank, N.V., Fleet National Bank and The Chase Manhattan Bank, as Documentation Agents, Banc of America Securities LLC and Salomon Smith Barney Inc., Co-Lead Arrangers and Joint Book Managers

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 2002.

A Current Report on Form 8-K dated April 17, 2002 pursuant to Item 5, "Other Events," to announce the Company's earnings for the first quarter 2002.

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




July 29, 2002