Form 10-Q
period 2002-09-30
WHIRLPOOL CORP /DE/
filed 2002-11-07
CIK 106640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002.

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


Registrant's telephone number, including area code        269/923-5000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                              Yes ____X____     No ________


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class of common stock             Shares outstanding at September 30, 2002
      ---------------------             ----------------------------------------

Common stock, par value $1 per share                  68,198,204

                          QUARTERLY REPORT ON FORM 10-Q

                              WHIRLPOOL CORPORATION

                        Quarter Ended September 30, 2002



                     INDEX OF INFORMATION INCLUDED IN REPORT

                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION
------------------------------

     Item 1.      Financial Statements (Unaudited)

                    Consolidated Condensed Statements
                      of Earnings                               3

                    Consolidated Condensed Balance Sheets       4

                    Consolidated Condensed Statements
                      of Changes in Equity                      5

                    Consolidated Condensed Statements
                      of Cash Flows                             6

                    Notes to Consolidated Condensed
                      Financial Statements                      7


     Item 2.      Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                      17

     Item 3.      Quantitative and Qualitative Disclosure
                    About Market Risk                          25

     Item 4.      Evaluation of Disclosure Controls and
                    Procedures                                 25

PART II - OTHER INFORMATION
---------------------------

     Item 6.      Exhibits and Reports on Form 8-K             26

            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                        FOR THE PERIOD ENDED SEPTEMBER 30
              (millions of dollars except share and dividend data)

                                                                            Three Months Ended     Nine Months Ended
                                                                           --------------------   --------------------
                                                                             2002        2001       2002        2001
                                                                           --------    --------   --------    --------
Net sales                                                                   $ 2,759     $ 2,594    $ 8,070     $ 7,695

EXPENSES:
   Cost of products sold                                                      2,114       1,988      6,198       5,936
   Selling and administrative                                                   442         392      1,280       1,203
   Intangible amortization                                                        1           7          4          20
   Product recall costs                                                           -         300          -         300
   Restructuring costs                                                            3           5         17          67
                                                                           --------    --------   --------    --------
                                                                              2,560       2,692      7,499       7,526
                                                                           --------    --------   --------    --------
OPERATING PROFIT (LOSS)                                                         199         (98)       571         169

OTHER INCOME (EXPENSE):
   Interest income and sundry income (expense)                                    -         (15)       (31)        (26)
   Interest expense                                                             (39)        (41)      (108)       (128)
                                                                           --------    --------   --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES
  AND OTHER ITEMS                                                               160        (154)       432          15

           Income taxes                                                          56         (64)       151          (3)
                                                                           --------    --------   --------    --------
EARNINGS (LOSS) BEFORE EQUITY EARNINGS
  AND MINORITY INTERESTS                                                        104         (90)       281          18

         Equity in earnings (loss) of affiliated companies                        -          (1)       (25)          2
         Minority interests                                                      (3)         (3)        (7)         (7)
                                                                           --------    --------   --------    --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       101         (94)       249          13

         Loss from discontinued operations, net of tax                            -           -          -         (21)
         Cumulative effect of change in accounting principle, net of tax          -           -       (613)          8
                                                                           --------    --------   --------    --------
NET EARNINGS (LOSS)                                                         $   101     $   (94)   $  (364)    $     -
                                                                           ========    ========   ========    ========
Per share of common stock:
   Basic earnings (loss) from continuing operations                         $  1.48     $ (1.40)   $  3.67     $   .20
   Loss from discontinued operations, net of tax                                  -           -          -        (.32)
   Cumulative effect of change in accounting principle, net of tax                -           -      (9.04)        .12
                                                                           --------    --------   --------    --------
   Basic net earnings (loss)                                                $  1.48     $ (1.40)   $ (5.37)    $     -
                                                                           ========    ========   ========    ========

   Diluted earnings (loss) from continuing operations                       $  1.46     $ (1.40)   $  3.67     $   .20
   Loss from discontinued operations, net of tax                                  -           -          -        (.32)
   Cumulative effect of change in accounting principle, net of tax                -           -      (9.04)        .12
                                                                           --------    --------   --------    --------
   Diluted net earnings (loss)                                              $  1.46     $ (1.40)   $ (5.37)    $     -
                                                                           ========    ========   ========    ========

   Dividends declared                                                       $   .34     $   .34    $  1.02     $  1.02
                                                                           ========    ========   ========    ========
   Weighted-average shares outstanding (millions):
       Basic                                                                   68.2        67.0       67.8        66.6
       Fully diluted                                                           69.0        67.0       67.8        67.8

See notes to consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              WHIRLPOOL CORPORATION
                              (millions of dollars)

                                                (Unaudited)
                                               September 30        December 31
                                                   2002                2001
                                              --------------      -------------

ASSETS

Current Assets
--------------
Cash and equivalents                          $          183      $         316
Trade receivables, less allowances of
   (2002: $86; 2001: $93)                              1,772              1,515
Inventories                                            1,137              1,110
Prepaid expenses                                          86                 59
Deferred income taxes                                     58                176
Other current assets                                     132                135
                                              --------------      -------------
Total Current Assets                                   3,368              3,311
                                              --------------      -------------






Other Assets
------------
Investment in affiliated companies                        11                117
Goodwill, net                                            129                685
Deferred income taxes                                    314                354
Prepaid pension costs                                    234                208
Other                                                    247                240
                                              --------------      -------------
                                                         935              1,604
                                              --------------      -------------



Property, Plant and Equipment
-----------------------------
Land                                                      74                 56
Buildings                                                910                886
Machinery and equipment                                4,626              4,372
Accumulated depreciation                              (3,425)            (3,262)
                                              --------------      -------------
                                                       2,185              2,052
                                              --------------      -------------

Total Assets                                  $        6,488      $       6,967
                                              ==============      =============


                                                (Unaudited)
                                               September 30        December 31
                                                   2002                 2001
                                              --------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Notes payable                                 $          518      $         148
Accounts payable                                       1,391              1,427
Employee compensation                                    243                252
Deferred income taxes                                    125                102
Accrued expenses                                         651                623
Restructuring costs                                       65                 77
Accrued product recalls                                    5                239
Other current liabilities                                121                195
Current maturities of long-term debt                     209                 19
                                              --------------      -------------
Total Current Liabilities                              3,328              3,082
                                              --------------      -------------

Other Liabilities
-----------------
Deferred income taxes                                    198                177
Postemployment benefits                                  653                623
Product warranty                                          60                 45
Other liabilities                                        213                160
Long-term debt                                         1,085              1,295
                                              --------------      -------------
                                                       2,209              2,300
                                              --------------      -------------


Minority Interests                                        76                127



Stockholders' Equity
--------------------
Common stock                                              87                 86
Paid-in capital                                          565                480
Retained earnings                                      2,037              2,470
Accumulated other comprehensive income (loss)           (898)              (697)
Treasury stock - at cost                                (916)              (881)
                                              --------------      -------------
Total Stockholders' Equity                               875              1,458
                                              --------------      -------------

Total Liabilities and Stockholders' Equity    $        6,488      $       6,967
                                              ==============      =============

See notes to consolidated condensed financial statements.

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
                              WHIRLPOOL CORPORATION
                       FOR THE PERIODS ENDED SEPTEMBER 30
                              (millions of dollars)

                                                                                        Three Months Ended
                                                               --------------------------------------------------------------------

                                                                                              Accumulated                  Treasury
                                                                                                 Other                     Stock /
                                                                               Retained      Comprehensive       Common    Paid-in-
                                                                  Total        Earnings      Income (Loss)       Stock      Capital
                                                               -----------   -----------   -----------------   ---------   --------
      Beginning balance                                        $     1,568   $     2,588   $            (684)  $      84   $   (420)

      Comprehensive income (loss)
        Net loss                                                       (94)          (94)
        Unrealized loss on derivative instruments                        5                                 5
        Other, principally foreign currency items                      (19)                              (19)
                                                               -----------                 -----------------
      Comprehensive loss                                              (108)                              (14)
                                                               -----------                 -----------------

      Common stock issued, net of treasury shares                        6                                             1          5

      Dividends declared on common stock                               (23)          (23)
                                                               -----------   -----------   -----------------   ---------   --------
      Ending balance, September 30, 2001                       $     1,443   $     2,471   $            (698)  $      85   $   (415)
                                                               ===========   ===========   =================   =========   ========

                                                                                              Accumulated                  Treasury
                                                                                                 Other                     Stock /
                                                                               Retained      Comprehensive       Common    Paid-in-
                                                                  Total        Earnings          Income          Stock      Capital
                                                               -----------   -----------   -----------------   ---------   --------
      Beginning balance                                        $       877   $     1,959   $            (816)  $      87   $   (353)

      Comprehensive income (loss)
        Net income (loss)                                              101           101
        Unrealized loss on derivative instruments                       (1)                               (1)
        Other, principally foreign currency items                      (81)                              (81)
                                                               -----------                 -----------------
      Comprehensive income (loss)                                       19                               (82)
                                                               -----------                 -----------------

      Treasury shares purchased, net of shares issued
      Common stock issued under stock plans                              2                                                        2
      Dividends declared on common stock                               (23)          (23)
                                                               -----------   -----------   -----------------   ---------   --------
      Ending balance, September 30, 2002                       $       875   $     2,037   $            (898)  $      87   $   (351)
                                                               ===========   ===========   =================   =========   ========

                                                                                        Nine Months Ended
                                                               --------------------------------------------------------------------

                                                                                              Accumulated                  Treasury
                                                                                                 Other                     Stock /
                                                                               Retained      Comprehensive       Common    Paid-in-
                                                                  Total        Earnings      Income (Loss)       Stock      Capital
                                                               -----------   -----------   -----------------   ---------   --------
      Beginning balance                                        $     1,684   $     2,539   $            (495)  $      84   $   (444)

      Comprehensive income (loss)
        Net loss                                                         -             -
        Cumulative effect of change in accounting
         Principle, net of tax                                         (11)                              (11)
        Unrealized loss on derivative instruments                       (1)                               (1)
        Other, principally foreign currency items                     (191)                             (191)
                                                               -----------                 -----------------
      Comprehensive loss                                              (203)                             (203)
                                                               -----------                 -----------------

      Common stock issued, net of treasury shares                       30                                             1         29

      Dividends declared on common stock                               (68)          (68)
                                                               -----------   -----------   -----------------   ---------   --------
      Ending balance, September 30, 2001                       $     1,443   $     2,471   $            (698)  $      85   $   (415)
                                                               ===========   ===========   =================   =========   ========

                                                                                              Accumulated                  Treasury
                                                                                                 Other                     Stock /
                                                                               Retained      Comprehensive       Common    Paid-in-
                                                                  Total        Earnings          Income          Stock      Capital
                                                               -----------   -----------   -----------------   ---------   --------
      Beginning balance                                        $     1,458   $     2,470   $            (697)  $      86   $   (401)

      Comprehensive income (loss)
        Net income (loss)                                             (364)         (364)
        Unrealized loss on derivative instruments                       (4)                               (4)
        Other, principally foreign currency items                     (197)                             (197)
                                                               -----------                 -----------------
      Comprehensive income (loss)                                     (565)                             (201)
                                                               -----------                 -----------------

      Treasury shares purchased, net of shares issued                  (35)                                                     (35)
      Common stock issued under stock plans                             86                                             1         85
      Dividends declared on common stock                               (69)          (69)
                                                               -----------   -----------   -----------------   ---------   --------
      Ending balance, September 30, 2002                       $       875   $     2,037   $            (898)  $      87   $   (351)
                                                               ===========   ===========   =================   =========   ========


      See notes to consolidated condensed financial statements.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              WHIRLPOOL CORPORATION
                       FOR NINE MONTHS ENDED SEPTEMBER 30
                              (millions of dollars)

                                                                                           2002                2001
                                                                                      --------------      --------------
OPERATING ACTIVITIES
Net earnings (loss)                                                                   $         (364)     $            -
Cumulative effect of a change in accounting principle                                            613                  (8)
Equity in net earnings of affiliated companies,
    less dividends received                                                                       25                  (2)
Loss on disposition of assets                                                                     16                  26
Loss on discontinued operations                                                                    -                  21
Depreciation and amortization                                                                    291                 297
Changes in assets and liabilities, net of business acquisitions:
    Trade receivables                                                                           (120)                (39)
    Inventories                                                                                   29                   3
    Accounts payable                                                                            (132)                 77
    Product recalls                                                                             (234)                300
    Restructuring charges, net of cash paid                                                      (25)                 13
    Taxes deferred and payable, net                                                              150                 (40)
    Tax paid on cross currency interest rate swap gain                                           (86)                  -
    Other - net                                                                                   72                  (1)
                                                                                      --------------      --------------
Cash Provided By Operating Activities                                                 $          235      $          647
                                                                                      --------------      --------------

INVESTING ACTIVITIES
Net additions to properties                                                           $         (205)     $         (196)
Acquisitions of businesses, less cash acquired                                                  (175)                  -
                                                                                      --------------      --------------
Cash Used In Investing Activities                                                     $         (380)     $         (196)
                                                                                      --------------      --------------

FINANCING ACTIVITIES
Net proceeds (repayments) of short-term borrowings                                    $          171      $         (558)
Proceeds of long-term debt                                                                        16                 279
Repayments of long-term debt                                                                     (50)                (42)
Dividends paid                                                                                   (69)                (90)
Purchase of treasury stock                                                                       (46)                (43)
Redemption of WFC preferred stock                                                                (25)                  -
Common stock issued under stock plans                                                             82                  87
Other                                                                                            (76)                (40)
                                                                                      --------------      --------------
Cash Provided By (Used In) Financing Activities                                       $            3      $         (407)
                                                                                      --------------      --------------
Effect of Exchange Rate Changes on Cash and Equivalents                               $            9      $           (1)
                                                                                      --------------      --------------
Increase (Decrease) in Cash and Equivalents                                           $         (133)     $           43
Cash and Equivalents at Beginning of Period                                                      316                 114
                                                                                      --------------      --------------
Cash and Equivalents at End of Period                                                 $          183      $          157
                                                                                      ==============      ==============


See notes to consolidated condensed financial statements.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
       ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2002 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report for the year ended December 31, 2001.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Diluted net earnings per share of common stock include the dilutive effect of stock options. Approximately 2,248,000 stock options were excluded from the current quarter's earnings per diluted share calculation because their exercise prices rendered them anti-dilutive to this calculation. No options were considered to be dilutive to the year-to-date results as those results reflect a net loss after recognition of the cumulative effect of change in accounting principle.

NOTE B--ACQUISITIONS

Vitromatic:

On July 3, 2002, the company acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (Vitromatic), an appliance manufacturer and distributor in Mexico. Prior to that time the company's 49% ownership in Vitromatic was accounted for as an equity investment. Vitromatic, with annual sales of approximately $400 million, has been included in the consolidated financial statements within the North America operating segment as of the acquisition date. The results of Vitromatic's operations did not have a material impact on the current periods' results.

The aggregate purchase price was $148 million in cash plus outstanding debt at the time of acquisition, which totaled $143 million.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The transaction resulted in goodwill of approximately $57 million and is expected to result in additional synergies and operational benefits. The transaction also generated approximately $15 million in indefinite lived intangible assets related to trademarks owned by the acquired entity.

The Vitromatic balance sheet has been included in Whirlpool's consolidated condensed balance sheet at September 30, 2002. The unaudited Vitromatic opening balance sheet is summarized (in millions) as follows:



ASSETS                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Assets                              Current Liabilities
--------------                              -------------------
Trade receivables, net              $  131  Accounts payable              $   96
Inventories                             60  Notes payable                    132
Other current assets                    15  Other current liabilities         18
                                    ------                                ------
Total Current Assets                   206  Total Current Liabilities        246
                                    ------                                ------
                                            Other Liabilities
                                            -----------------
Other Assets                            71  Other liabilities                 39
                                            Long-term debt                    11
                                                                          ------
Property, Plant and Equipment, net     248   Total                            50
                                    ------                                ------

                                            Total Stockholders' Equity       229
                                                                          ------
                                            Total Liabilities and
Total Assets                        $  525  Stockholders' Equity          $  525
                                    ======                                ======



Polar:

On June 5, 2002, the company acquired 95% of the shares of Polar S.A. (Polar), a leading major home appliance manufacturer in Poland. The results of Polar's operations have been included in the consolidated financial statements since that date; however, they did not have a material impact on the current periods' results or financial position.

The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. The operations of Polar have been included in the company's European operating segment.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE C--NEW ACCOUNTING STANDARDS

The company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which has resulted in a $6 million increase in the third quarter's net earnings and a $17 million increase to the first nine months' net earnings. The non-amortization requirement of the Statement is expected to increase full-year net earnings by approximately $24 million.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                         Three Months Ended September 30     Nine Months Ended September 30
                                                         -------------------------------     ------------------------------
(millions of dollars, except per share data)                 2002               2001             2002              2001
                                                         ------------       ------------     ------------      ------------
Reported net earnings (loss)                             $        101       $        (94)    $       (364)     $          -
Goodwill amortization                                               -                  6                -                17
                                                         ------------       ------------     ------------      ------------
Adjusted net earnings (loss)                             $        101       $        (88)    $       (364)     $         17
                                                         ============       ============     ============      ============

Basic earnings per share:
Reported net earnings (loss)                             $       1.48       $      (1.40)    $      (5.37)     $          -
Goodwill amortization                                               -                .08                -               .26
                                                         ------------       ------------     ------------      ------------
Adjusted net earnings (loss)                             $       1.48       $      (1.32)    $      (5.37)     $        .26
                                                         ============       ============     ============      ============
Diluted earnings per share:
Reported net earnings (loss)                             $       1.46       $      (1.40)    $      (5.37)     $          -
Goodwill amortization                                               -                .08                -               .25
                                                         ------------       ------------     ------------      ------------
Adjusted net earnings (loss)                             $       1.46       $      (1.32)    $      (5.37)     $        .25
                                                         ============       ============     ============      ============


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

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The company completed its transitional goodwill impairment review of its reporting units during the second quarter and recorded a non-cash after-tax charge of $613 million or $8.84 per share. This charge has been recorded as a cumulative effect of a change in accounting principle retroactive to January 1, 2002 and therefore reduced the previously reported first quarter 2002 net earnings of $1.21 per diluted share to a net loss of $7.63 per diluted share.

The following table summarizes the impairment charges by reporting segment as well as the changes in the carrying amount of goodwill for the period ended September 30, 2002:

(millions of dollars)
                                  Goodwill    Impairment                        Goodwill
     Reporting Segment           at 1/1/02     Charge       Acquisitions *     at 9/30/02
----------------------------    -----------  ------------  ----------------   ------------
North America                     $    68      $     -          $   57           $  125
Europe                                367         (367)              -                -
Latin America                          64          (60)              -                4
Asia                                  186         (186)              -                -
                                  -------      -------          ------           ------
Total                             $   685      $  (613)         $   57           $  129
                                  =======      =======          ======           ======

*  See note B for additional information.

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

The company determined the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The resulting impairment was primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance, to the fair value approach stipulated in SFAS No. 142. External factors such as increased regional competition and global economic conditions also negatively impacted the value of these acquisitions.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As of September 30, 2002, the company had $36 million of indefinite-lived intangible assets (trademarks). The company also had $6 million of other intangible assets that will continue to be amortized over their remaining useful lives ranging from 15 to 25 months. These other intangible asset amounts are included in Other Assets in the company's balance sheets.

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

NOTE D--DISCONTINUED OPERATIONS

During the second quarter of 2001, the company wrote off one of its investments in a securitized aircraft lease portfolio that was owned by the company's previously discontinued finance company, Whirlpool Financial Corporation (WFC). The write-off, due primarily to the softening aircraft leasing industry, resulted in a pre-tax loss from discontinued operations of $35 million ($21 million after-tax).

During the third quarter of 2002, the company disclosed that continuing airline industry problems had the potential to reduce the value of a portion of WFC's $96 million in aircraft lease assets. Specifically at risk are $68 million of assets leased by United Airlines. Presently, all lease payments are current and the company cannot determine the effect continuing problems may have on the value of these assets but it continues to monitor the situation closely.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E --INVENTORIES
Inventories consist of the following:

                                           September 30     December 31
                                               2002             2001
                                          --------------   -------------
                                                (millions of dollars)
Finished products                           $   1,014         $    949
Raw materials and work in process                 259              297
                                            ---------         --------
     Total FIFO cost                            1,273            1,246

Less excess of FIFO cost
  over LIFO cost                                  136              136
                                            ---------         --------
                                            $   1,137         $  1,110
                                            =========         ========

NOTE F--RESTRUCTURING AND RELATED CHARGES

Restructuring

The current year-to-date results include $17 million pre-tax in restructuring charges primarily for termination costs. As of September 30, 2002, approximately 900 additional employees had left the company since December 31, 2001. The majority of these employee terminations were related to prior announcements under the company's restructuring program. The prior year's results through September 30 included $67 million pre-tax in restructuring charges.

Related Charges

The current year-to-date results include $37 million pre-tax of restructuring related charges that were recorded primarily in the cost of goods sold section within operating profit. Included in this total were $6 million for a building write-down and $30 million in other cash costs, primarily relocation and concurrent operating costs. The prior year's results through September 30 included $38 million pre-tax of restructuring related charges.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Details of the 2002 restructuring liability through September 30 were as follows:

                          Beginning        Charge         Cash                                                      Ending
(millions of dollars)      Balance      to Earnings       Paid        Non-cash      Translation    Acquisitions     Balance
                         -----------   -------------     ------      ----------    -------------  --------------   ---------
Restructuring
  Termination costs         $  75          $  14         $ (26)         $   -         $    -           $   -         $  63
  Non-employee exit costs       4              3            (7)             -              -               -             -
  Translation impact           (2)             -             -              -             (3)              -            (5)
  Polar acquisition             -              -             -              -              -               7             7
Related Charges
  Asset write-down              -              6             -             (6)             -               -             -
  Various cash costs            -             31           (31)             -              -               -             -
                            -----          -----         -----          -----         ------           -----         -----
Total                       $  77          $  54         $ (64)         $  (6)        $   (3)          $   7         $  65
                            =====          =====         =====          =====         ======           =====         =====

NOTE G--ASSET IMPAIRMENT

The second quarter 2002 results were reduced by $22 million after-tax for an impairment charge related to the company's minority investments in and advances to a European business. The company acquired its initial investment in this entity with its purchase of the appliance operations of Philips Electronics N.V. in 1989. Continued deterioration in the German marketplace led to overcapacity in the wood cabinet industry, which resulted in the business revising its estimated future cash flows. These circumstances prompted the company to conduct an impairment review, resulting in the above charge, which is reflected in equity earnings (loss) in the consolidated condensed statement of earnings.

NOTE H--PRODUCT RECALLS

On October 16, 2001, in cooperation with the Consumer Products Safety Commission
(CPSC), the company announced a voluntary recall of 1.8 million microwave hood combination units sold under the Whirlpool, KitchenAid, and Sears Kenmore brands. During the third quarter of 2001, the company identified and investigated a potential safety issue relating to the units and on September 24, 2001 notified the CPSC of the issue based on the company's initial investigation. The company recognized a product recall pre-tax charge of $300 million ($184 million after-tax) during the third quarter of 2001 and recorded this charge as a separate component of operating profit. During the fourth quarter of 2001 this liability was reduced by $79 million ($48 million after-tax) due to the development of a more efficient service repair procedure, which enables faster repairs and reduced costs. There have been no significant adjustments to any assumptions during 2002 and the company continues to fulfill its commitment on any remaining product covered under the recall.

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On January 31, 2002, in cooperation with the CPSC, the company announced a voluntary recall of approximately 1.4 million dehumidifier units sold under the Whirlpool, ComfortAire, and Sears Kenmore brands. During the fourth quarter of 2001, the company identified and investigated a potential safety issue relating to the units and on November 29, 2001 notified the CPSC of this issue based on the company's initial investigation. The company recognized an estimated product recall pre-tax charge of $74 million ($45 million after-tax) during the fourth quarter of 2001 and recorded this charge as a separate component of operating profit. There have been no significant adjustments to any assumptions during 2002 and the company continues to fulfill its commitment on any remaining product covered under the recall.

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

The company is a party to certain financial guarantees and standby letters of credit with risk not reflected on the balance sheet. The only significant arrangement in place at September 30, 2002 and December 31, 2001 is in its Brazilian subsidiary. As a standard business practice the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. As of September 30, 2002 and December 31, 2001, these amounts totaled $64 million and $124 million, respectively. The company currently believes the risk of loss to be minimal.

NOTE K--GEOGRAPHIC SEGMENTS

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

                            WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The company's chief operating decision maker reviews each operating segment's performance based upon operating profit excluding one-time charges such as restructuring and related charges. These charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the quarter and year-to-date periods ended September 30, 2002, the operating segments recorded total restructuring and related charges as follows: North America $7 million and $24 million, Europe $7 million and $20 million, Latin America $1 million and $4 million, Asia $0 million and $3 million and Corporate $1 million and $3 million. Refer to Note F, presented earlier, for a discussion of restructuring and related charges. For the quarter and year-to-date periods ended September 30, 2001, the operating segments recorded total restructuring and related charges as follows: North America $6 million and $21 million, Europe $4 million and $21 million, Latin America $4 million and $51 million, Asia $0 million and $9 million and Corporate $0 million and $3 million. Also included in the Other and (Eliminations) column in 2001 is the $300 million product recall charge recorded in the third quarter of 2001.

(millions of dollars)

Three Months                 North                Latin                Other and
Ended September 30          America   Europe     America    Asia     (Eliminations)      Consolidated
------------------------------------------------------------------------------------------------------
Net sales
2002                       $ 1,814   $   593     $   300    $  87    $       (35)        $ 2,759
2001                       $ 1,712   $   508     $   336    $  83    $       (45)        $ 2,594

Intersegment sales
2002                       $    13   $    39     $    34    $  17    $      (103)        $     -
2001                       $    21   $    21     $    43    $  15    $      (100)        $     -

Intangible amortization
2002                       $     -   $     -     $     -    $   -    $         1         $     1
2001                       $     1   $     3     $     1    $   1    $         1         $     7

Depreciation
2002                       $    54   $    22     $    18    $   4    $         3         $   101
2001                       $    44   $    17     $    22    $   4    $         5         $    92

Operating profit (loss)
2002                       $   204   $    26     $    25    $   4    $       (60)        $   199
2001                       $   195   $    15     $    32    $   4    $      (344)        $   (98)

Total assets
September 30, 2002         $ 3,018   $ 1,953     $   958    $ 495    $        64         $ 6,488
December 31, 2001          $ 2,591   $ 2,067     $ 1,339    $ 653    $       317         $ 6,967

Capital expenditures
2002                       $    34   $    21     $    20    $   5    $         8         $    88
2001                       $    39   $    12     $    19    $   2    $         6         $    78

                             WHIRLPOOL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(millions of dollars)

Nine Months                 North                       Latin                   Other and
Ended September 30         America       Europe        America       Asia     (Eliminations)      Consolidated
--------------------------------------------------------------------------------------------------------------
Net sales
2002                       $ 5,369      $  1,575      $     950     $  283     $      (107)         $ 8,070
2001                       $ 4,910      $  1,504      $   1,126     $  277     $      (122)         $ 7,695

Intersegment sales
2002                       $    48      $    110      $     104     $   38     $      (300)         $     -
2001                       $    62      $     43      $     119     $   45     $      (269)         $     -

Intangible amortization
2002                       $     -      $      -      $       -     $    -     $         2          $     4
2001                       $     2      $     10      $       2     $    4     $         2          $    20

Depreciation
2002                       $   149      $     56      $      63     $   12     $         7          $   287
2001                       $   138      $     50      $      69     $   11     $         9          $   277

Operating profit
2002                       $   618      $     56      $      63     $   16     $      (182)         $   571
2001                       $   541      $     24      $      95     $   14     $      (505)         $   169

Total assets
September 30, 2002         $ 3,018      $  1,953      $     958     $  495     $        64          $ 6,488
December 31, 2001          $ 2,591      $  2,067      $   1,339     $  653     $       317          $ 6,967

Capital expenditures
2002                       $    68      $     45      $      57     $   10     $        25          $   205
2001                       $    95      $     38      $      50     $    6     $         7          $   196

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of earnings summarize operating results for the three and nine month periods ended September 30, 2002 and 2001. This section of Management's Discussion highlights the main factors affecting the changes in operating results.

Net Sales

The total number of units sold increased 8% for the quarter and 6% year-to-date over the comparable 2001 periods. Excluding the acquisitions of Vitromatic and Polar, as described in NOTE B to the Consolidated Condensed Financial Statements, the total number of units sold increased 2% for the quarter and 4% year-to-date over the comparable 2001 periods. Excluding the impact of currency fluctuations around the world, net sales would have increased 6.4% and 5.8% over the comparable periods. The table below provides a breakdown of net sales by region.

                                   3rd Quarter                                      Year-to-date
                       ---------------------------------                 --------------------------------
(millions of dollars)         2002              2001         Change            2002              2001            Change
                       ----------------    -------------  -------------  --------------     -------------      ----------
Net Sales:
  North America            $  1,814          $  1,712            6.0%       $  5,369          $  4,910           9.3%
  Europe                        593               508           16.7           1,575             1,504           4.7
  Latin America                 300               336          (10.7)            950             1,126         (15.6)
  Asia                           87                83            4.8             283               277           2.2
  Other/eliminations            (35)              (45)             -            (107)             (122)            -
                           --------          --------                       --------          --------
Consolidated               $  2,759          $  2,594            6.4%       $  8,070          $  7,695           4.9%
                           ========          ========         ======        ========          ========         =====

Regional trends were as follows:

- North American unit volume increased 9% and 11% for the quarter and year-to-date periods. The U.S. appliance industry volume increased 1% for the quarter. The increased net sales reflected higher volume, improved product mix and the inclusion of Vitromatic, which Whirlpool acquired as a wholly owned subsidiary during the third quarter, as further described below and in NOTE B to the Consolidated Condensed Financial Statements. Vitromatic accounted for 5% of the 6% increase in net sales shown above.

- European unit volumes increased 8% for the quarterly comparison and were up slightly on a year-to-date basis. European industry volume was fairly flat for the quarter. Net sales were up 17% for the quarter due to a strengthening currency and higher volume and up 5% for the year-to-date comparison due to strengthening currency and an improved product mix. Net sales were up 5% for the quarter excluding the impact of currency fluctuations and sales from Polar.

- Latin American unit volumes increased slightly for the quarter, but were down 12% year-to-date due to continuing economic pressures and market volatility within the region. Appliance industry shipments increased approximately 1% for the quarter but were down 10% year-to-date. Sales for the quarter decreased approximately 11%, as shown above, but actually increased approximately 1%, excluding the effect of currency fluctuations, primarily driven by higher volumes and improved pricing.

- Asia's unit volumes increased 14% and 12% for the quarter and year-to-date periods. The higher volumes combined to offset currency fluctuations and challenging economic and industry environments in the region. Excluding the impact of currency fluctuations, net sales increased by 4% for the quarter.

For the full year 2002, appliance industry shipments are expected to be up approximately 5% in North America, down 1-2% in Europe, down 8% in Latin America and flat in Asia.

Gross Margin

The gross margin percentage was level year-over-year for the quarterly comparison and improved slightly year-to-date. Manufacturing productivity and improved product mix in North America and Europe combined to offset lower pension credits in North America and lower Befiex tax credits in Latin America, which are discussed further under the "Other Matters" section of this report.

Selling and Administrative

Selling and administrative expenses as a percent of net sales were unfavorable for the quarter and year-to-date periods. Benefits from the company's restructuring program and higher sales were more than offset by higher corporate overhead expenses and lower pension credits in the company's North American region.

Other Income and Expense

Interest Income and Sundry Income (Expense) of $0 and $(31) million for the quarter and year-to-date periods, respectively, were $15 million favorable and $5 million unfavorable as compared to the same periods in 2001. The quarter's results included higher foreign currency gains in Latin America and reduced foreign currency losses in Europe. The year-to-date results reflect lower interest income, primarily in Latin America and Asia, and higher levels of losses on fixed asset disposals in North America. Reduced overall borrowings and the lower interest rate environment combined to reduce interest expense by $2 million and $20 million for the quarter and year-to-date periods.

Income Taxes

The consolidated effective income tax rate was 35% for the quarter and year-to-date versus rates of 42% and (20)% for the 2001 periods, respectively. Effective rates in 2001 were affected by large product recall costs recorded during the period.

Earnings

The tables below reconcile the company's net earnings and net earnings per diluted share to core earnings and core earnings per diluted share for the three and nine month periods ended September 30. Core earnings represent a measure of operating results which are not recognized under Generally Accepted Accounting Principles; however, the company believes that core earnings provide the reader of the financial statements with a view of the underlying performance of ongoing operations. The differences between reported net earnings and core earnings are presented in the table on an after-tax basis and reference the related note to the accompanying consolidated condensed financial statements:

                                                                                      Three Months Ended, September 30
                                                                         ----------------------------------------------------------
                                                                                     2002                          2001
                                                                         -----------------------------  ---------------------------
(millions of dollars, except per share data)                               Earnings           EPS         Earnings         EPS
                                                                         -------------   -------------  ------------  -------------
Net earnings (loss) - U.S. GAAP                                          $         101   $        1.46  $        (94) $       (1.40)
Adjustments to net earnings (loss):
  Restructuring and related charges (note F)                                        11            0.16            11           0.18
  Product recall costs (note H)                                                      -               -           184           2.68
                                                                         -------------   -------------  ------------  -------------
Total adjustments to net earnings (loss)                                            11            0.16           195           2.86
                                                                         -------------   -------------  ------------  -------------
Core earnings                                                            $         112   $        1.62  $        101  $        1.46
                                                                         =============   =============  ============  =============


                                                                                       Nine Months Ended, September 30
                                                                         ----------------------------------------------------------
                                                                                     2002                          2001
                                                                         -----------------------------  ---------------------------
(millions of dollars, except per share data)                               Earnings           EPS         Earnings         EPS
                                                                         -------------   -------------  ------------  -------------
Net earnings (loss) - U.S. GAAP                                          $        (364)  $       (5.37) $          -  $        0.00
Adjustments to net earnings (loss):
  Restructuring and related charges (note F)                                        36            0.52            65           0.96
  Write-off of equity interest and advances (note G)                                22            0.32             -              -
  Product recall costs (note H)                                                      -               -           184           2.71
  Loss from discontinued operations (note D)                                         -               -            21           0.32
  Adoption of new accounting standards (note C)                                    613            8.84            (8)         (0.12)
  Effect of basic versus diluted shares                                                           0.12
                                                                         -------------   -------------  ------------  -------------
Total adjustments to net earnings (loss)                                           671            9.80           262           3.87
                                                                         -------------   -------------  ------------  -------------
Core earnings                                                            $         307   $        4.43  $        262  $        3.87
                                                                         =============   =============  ============  =============

The current period results were also affected by the elimination of goodwill amortization, in accordance with SFAS No. 142. Adoption of the new standard added approximately $6 million for the quarter and $17 million year-to-date, after-tax, or $0.08 and $0.25 per diluted share for both net and core earnings. The current year benefit attributable to the elimination of goodwill amortization was mostly offset by lower pension credits which were negatively impacted by a reduction in the discount rate, resulting from a declining interest rate environment, and lower expected returns on pension plan assets.


CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 2002 and 2001 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company's main source of liquidity is cash from operating activities consisting of net earnings (loss) adjusted for non-cash operating items such as the cumulative effect of changes in accounting principle, equity earnings (losses) of affiliates, gains (losses) on disposal of assets and depreciation and amortization, as well as changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 2002 was $235 million compared to $647 million provided in 2001. The decline from the prior year was due to reduced net working capital cash flows, product recall costs and taxes paid on a gain associated with the sale of a portfolio of cross-currency interest rate swaps during the fourth quarter of 2001 offset, somewhat, by an increase in operating net earnings excluding the cumulative effect of a change in accounting principle.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first nine months were $205 million in 2002 versus $196 million in the 2001 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

The company also invested $27 million in acquiring 95% of the shares of Polar S.A. during the second quarter of 2002 and $148 million in acquiring the remaining 51% ownership in Vitromatic S.A. during the third quarter of 2002. See NOTE B to the Consolidated Condensed Financial Statements.

Financing Activities

Dividends to shareholders totaled $69 million for the first nine months of 2002 versus $90 million in 2001. During the first quarter of 2001, both the fourth quarter 2000 dividend and the first quarter 2001 dividend were paid.

Also affecting the company's financing cash flows were $46 million in treasury stock purchases, discussed further under Financial Condition and Liquidity, and $25 million related to the redemption of preferred stock of the company's discontinued financing company, Whirlpool Financial Corporation. These cash outflows were more than offset by $82 million in proceeds from the exercise of company stock options during 2002.

The company's borrowings, adjusted for currency fluctuations, increased $137 million from year-end. The increase, primarily in short-term notes payable, was due to seasonal working capital needs and the financing of our acquisitions as disclosed above and in NOTE B to the Consolidated Condensed Financial Statements.


FINANCIAL CONDITION AND LIQUIDITY

The financial position of the company remains strong at September 30, 2002. The company's total assets are $6.5 billion and stockholders' equity is $0.9 billion versus the September 30, 2001 totals of $6.9 billion and $1.4 billion, respectively. The increase in assets due to the inclusion of Vitromatic was more than offset by a debt paydown in the fourth quarter of 2001 and the write-down of $613 million in goodwill assets as of January 1, 2002. These items account for a majority of the change in both total assets and equity. The company's total assets and stockholders' equity at December 31, 2001 were $7.0 billion and $1.5 billion, respectively.

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

The company maintains an $800 million five-year committed credit agreement through June 2006 and a committed $400 million 364-day credit agreement through May 2003 that provide backup liquidity. As of September 30, 2002, there were no borrowings under these agreements, which represent the company's total committed credit lines.

The company has external sources of capital available and believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities. Various borrowings of the company subject it to certain restrictions and maintenance of certain financial ratios. At September 30, 2002 the company was in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect the company's liquidity and ability to meet capital resource needs.

OTHER MATTERS

During third quarter 2002, the company disclosed that airline industry problems had the potential to reduce the value of aircraft lease assets pertaining to its discontinued financing division. Approximately $68 million of Whirlpool's $96 million aircraft lease assets in discontinued operations could be reduced in value if United Airlines were to fail to perform under the leases for financial reasons including, but not limited to, filing for bankruptcy protection. At this time, the company cannot determine the effect, if any, that any potential non-performance might have on the value of the company's aircraft lease assets. Presently, all lease payments are current however, the company is monitoring the situation closely. An actual reduction in the value of the lease assets, should it occur, would be a non-cash charge against discontinued operations and have no impact on the company's appliance business. The company currently anticipates no significant risk for its other aircraft assets, which are leased to a profitable airline based outside the United States. The aircraft leases are part of Whirlpool's $120 million leveraged lease portfolio in discontinued operations. The portfolio had been part of Whirlpool Financial Corporation (WFC), the company's financial services subsidiary that was discontinued in 1997.

During the third and fourth quarters of 2001, the company recorded $295 million of charges related to two separate product recalls. As of December 31, 2001, the remaining liability balance was $239 million, which has been reduced by cash payments of $234 million during 2002. The company's estimated liability for product recall expenses is affected by several factors such as customer contact rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. There have been no significant adjustments to any assumptions during 2002 and the company continues to fulfill its commitment on any remaining product covered under the recall.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, were granted additional export incentives in connection with the Brazilian government's export incentive program (Befiex). These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The company recognized credits of $9 million and $31 million in the 2002 quarter and year-to-date periods compared with $10 million and $39 million in the year ago periods. The company expects to recognize a total of $40 million of Befiex credits in 2002. The company does not, however, expect to recognize additional Befiex credits beyond the first quarter of 2003 until the method used to calculate the remaining credit, which is currently under review, is approved by the Brazilian courts.

Accounting standards require the company to record a minimum liability if the value of pension plan assets is less than accumulated pension benefit obligations at December 31, which is the company's measurement date for plan assets and obligations. Assuming year end plan asset values and interest rates remain unchanged from September 30 levels, the company estimates that it would need to either make voluntary cash contributions to U.S. pension plans of up to approximately $200 million, before tax benefits, during the fourth quarter, or record a non-cash charge to shareholder's equity of up to approximately $200 million at year end. In addition, the company would expect to recognize 2003 pension expense of approximately $40 to $60 million. These amounts, however, may be materially different based on external market conditions, which have improved since September 30 but remain highly volatile, and the effect those market conditions will have on the value of pension plan assets and interest rates at December 31, 2002.

In December, 2000 the company announced a global restructuring plan that when fully implemented is currently expected to result in pre-tax charges of between $300 and $350 million and an annualized savings of over $200 million. The plan is expected to eliminate approximately 6,000 positions worldwide and the final phases will be announced over the remainder of 2002. For the initiatives announced through September 30, 2002, the company expects to eliminate approximately 5,700 employees of which 4,600 had left the company through September 30, 2002. The reduction in positions due to restructuring has been partially offset by an increase in the number of employees in other areas of the company. The company expects to realize approximately $160 million in annualized benefits from the initiatives to date. The company expects to utilize cash on hand and cash generated from operations to fund the remaining restructuring initiatives.

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

Many factors could cause actual results to differ materially from the company's forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) gaining or losing a major trade partner; (6) currency exchange rate fluctuations in Latin America, Europe, and Asia that could affect our consolidated balance sheet and income statement; (7) our ability to recognize Befiex credits as described in more detail in the "Other Matters" section within Management's Discussion and Analysis; (8) the effectiveness of the series of restructuring actions the company anticipates taking through 2002; (9) uncertainty regarding the equity markets and the actual effect market changes will have on pension plan assets and on the funding and liabilities associated with the Company's U.S. pension plans; and (10) social, economic, and political volatility, including potential terrorist activity, in the North American, Latin American, European and Asian economies.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2001.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

                     WHIRLPOOL CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 2002

Item 6.  Exhibits and Reports on Form 8-K

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended September 30, 2002.

A Current Report on Form 8-K dated August 6, 2002 pursuant to Item 9, "Regulation FD Disclosure," submitting to the SEC sworn statements by each of the Principal Executive Officer, David R. Whitwam, and Principal Financial Officer, Mark E. Brown, of Whirlpool Corporation pursuant to Securities and Exchange Commission Order No. 4-460.

A Current Report on Form 8-K dated August 15, 2002 pursuant to Item 5, "Other Events" announcing the appointment of R. Stephen Barrett, Jr. as executive vice president and chief financial officer of Whirlpool Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WHIRLPOOL CORPORATION
                                                   (Registrant)


                                              By  /s/ R. Stephen Barrett
                                                  ------------------------------
                                                        R. Stephen Barrett
                                                      Executive Vice President
                                                    and Chief Financial Officer
                                                   (Principal Financial Officer)


November 6, 2002

                    Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of Whirlpool Corporation (the "Company") for the quarterly period ended on September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Whitwam, as Chief Executive of the Company, and R. Stephen Barrett, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.



                                             /s/ David R. Whitwam
                                             -----------------------------
                                             Name:  David R. Whitwam
                                             Title: Chairman of the Board
                                                     Chief Executive Officer
                                             Date:  November 6, 2002



                                             /s/ R. Stephen Barrett
                                             -----------------------------------
                                             Name:  R. Stephen Barrett
                                             Title: Executive Vice President
                                                     and Chief Financial Officer
                                             Date:  November 6, 2002

CERTIFICATIONS*
---------------

I, David R. Whitwam, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Whirlpool
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002                           /s/   David R. Whitwam
      ---------------------                      ------------------------------
                                                  Name:  David R. Whitwam
                                                 Title:  Chairman of the Board
                                                         Chief Executive Officer

CERTIFICATIONS*
---------------

I, R. Stephen Barrett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Whirlpool
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002                   /s/  R. Stephen Barrett
      ------------------                 ---------------------------------------
                                         Name:  R. Stephen Barrett
                                         Title: Executive Vice President
                                                and Chief Financial Officer