Form 10-K
period 2002-12-31
WHIRLPOOL CORP /DE/
filed 2003-03-14
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)

(269) 923-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	Chicago Stock Exchange and New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange and New York Stock Exchange
7¾% Debentures due 2016	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,285,574,219.

On February 24, 2003, the registrant had 68,257,062 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10K into which incorporated
The registrant’s Annual Report to Stockholders for the year ended December 31, 2002 (the “Annual Report”)	Parts I, II and IV
The registrant’s proxy statement for the 2003 annual meeting of stockholders (SEC File No. 1-3932) (the “Proxy Statement”)	Part III

PART I

ITEM 1. Business.

General

Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. The Company manufactures in 14 countries under nine major brand names and markets products to distributors and retailers in more than 170 countries. As of December 31, 2002, the Company had approximately 68,000 employees. As used herein, and except where the context otherwise requires, the terms “Company” and “Whirlpool” include Whirlpool Corporation and its consolidated subsidiaries.

Products and Markets

The Company manufactures and markets a full line of major appliances and related products, primarily for home use. The Company’s principal products are home laundry appliances, home refrigerators and freezers, home cooking appliances, home dishwashers, room air-conditioning equipment, and mixers and other small household appliances. Approximately 10% of the Company’s unit sales volume is purchased from other manufacturers for resale by the Company. The Company also produces hermetic compressors and plastic components, primarily for the home appliance and electronics industries.

The following table sets forth information regarding the total net sales contributed by each class of similar products which accounted for 10% or more of the Company’s consolidated net sales in 2002, 2001, and 2000.

	Percent in 2002	Year ended December 31 (millions of dollars)
Class of Similar Products		2002	2001	2000
Home Refrigerators and Freezers	30%	$3,272	$3,106	$3,165
Home Laundry Appliances	31%	$3,381	$3,096	$3,094
Home Cooking Appliances	15%	$1,672	$1,603	$1,636
Other	24%	$2,691	$2,538	$2,430

Net Sales	100%	$11,016	$10,343	$10,325

The Company markets and distributes major home appliances in the United States under the Whirlpool, KitchenAid, Roper, and Estate brand names primarily to retailers, buying groups, and builders. KitchenAid portable appliances, such as mixers, are sold directly to retailers. The Company sells products to the builder trade both directly and through distributors. Additionally, the Company sells to Crosley Corporation under the Crosley private label brand, and to Costco Wholesale Corporation under the Kirkland Signature brand. Major home appliances are manufactured and/or distributed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Roper, and KitchenAid brand names. In Mexico, major home appliances are manufactured and marketed under the Whirlpool, Acros, KitchenAid, Estate, Roper, and Supermatic brand names. Some products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names.

The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. (“Sears”) for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and a major supplier to Sears of dishwashers, freestanding ranges, home refrigerators and freezers, and microwave-hood combinations. The Company supplies products to Sears for sale under Sears’ Kenmore brand name. Sears has also been a major outlet for the Company’s Whirlpool and KitchenAid brand products since 1989. In 2002, approximately 21% of the Company’s net sales were attributable to sales to Sears.

In Europe, Whirlpool markets and distributes its major home appliances under the Whirlpool, Bauknecht, Ignis, Laden, Polar, and other local brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in Western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, and Morocco and representative offices in Russia, Ukraine, Yugoslavia, and Slovenia. In certain Eastern European countries, products bearing the Whirlpool and Ignis brand names are sold through distributors. The Company manufactures refrigerators and freezers and markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa. Whirlpool’s European operations also sell products carrying the Whirlpool, Bauknecht, Ignis, Algor, and Fides brand names directly in Asia and to distributors and dealers in Africa and the Middle East.

In Latin America, the Company markets and distributes its major home appliances through regional networks under the Whirlpool, Brastemp, Consul, and Eslabon de Lujo brand names. Appliance sales and distribution in Brazil, Argentina, and Chile are managed by the Company’s Brazilian subsidiary, and in Bolivia, Peru, Paraguay, and Uruguay through distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, and Ecuador are managed by Whirlpool’s North America Region and through distributors.

In Asia, the Company has organized the manufacture, marketing, and distribution of its major home appliances into five operating groups: (1) mainland China; (2) South Asia, which includes India, Bangladesh, Sri Lanka, and Nepal; (3) Oceania, which includes Australia, New Zealand, and Pacific Islands; (4) North Asia, which includes Hong Kong, Taiwan, Korea, and Japan; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, and the Philippines. The Company markets and sells its products in Asia under the brand names Whirlpool, KitchenAid, Bauknecht and Ignis by a combination of direct sales to high-volume retailers and chain stores, and through full-service distributors to a large network of electronics stores.

Competition

The major home appliance business is highly competitive. In most major markets throughout the world, 2002 was a challenging year in the industry with rising material costs, decreased consumer demand, and intense price competition. In North America, there has been continued polarization in retail distribution channels with most retailers either (1) offering little or no customer service and competing solely on the basis of price, or (2) providing value added services coupled with a brand building strategy. The Company firmly believes that it can best compete in the current environment by providing value added products and services under its strong brand names.

The Company believes that, in terms of units sold, it is the largest North American manufacturer of home laundry appliances and one of the largest North American manufacturers of home refrigerators and freezers, room air conditioning equipment, dishwashers, and cooking products. The Company believes that in North America there are approximately 20 manufacturers or marketers of major home appliances.

The Company believes that in Europe it is, in terms of units sold, one of the four largest manufacturers and marketers of major home appliance products, out of approximately 35 European manufacturers, the majority of which manufacture a limited range of products for a specific geographic region. There continues to be significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that some merger and acquisition activity will continue. The Company believes that its Pan European organizational structure and strategy of marketing brand names that are recognized throughout the region are competitive advantages in the European market.

The Company believes that it is well-positioned in the Latin American appliance market due to its ability to offer a broad range of products under well-recognized brand names to meet the specific requirements of consumers in the region. The Company believes that it is about twice the size of its nearest competitor and that there are approximately 25 manufacturers or marketers of major home appliances in the region.

In Asia, the major home appliance market is characterized by low saturation and, as a result, rapid growth (except in Japan and South Korea). The Asian market is served by approximately 50 manufacturers or marketers of varying size and position on a country-by-country basis. The Company believes that it is the industry leader in the Indian market and it continues to establish itself throughout the remainder of the region.

Competition in most of the Company’s markets is based upon a wide variety of factors, including, principally, product features, price, product quality and performance, service, warranty, advertising and promotion. As a result of its global position, the Company believes it has a competitive advantage by reason of its ability to leverage engineering capabilities across regions, transfer best practices, and economically purchase raw materials and component parts in large volumes.

Other Information

The Company’s interests outside the United States are subject to risks which may be greater than, or in addition to, those risks which are currently present in the United States. Such risks may include currency exchange rate fluctuations; high inflation; the need for governmental approval of, and restrictions on, certain financial and other corporate transactions, and new or continued business operations; the convertibility of local currencies; government price controls; restrictions on the remittance of dividends, interest, royalties, and other payments; restrictions on imports and exports; duties; political and economic developments and instability; the possibility of expropriation; uncertainty as to the enforceability of commercial rights and trademarks; and various types of local participation in ownership.

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

Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company’s business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and registrations therefor in the U.S. and foreign countries. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, the KitchenAid Mixer Shape, Estate, Roper, Supermatic, Acros, and Inglis. The most important trademarks owned by the Company in Europe are Whirlpool, Bauknecht, Ignis, Laden, and Polar. In Latin America, the most important trademarks owned by the Company are Whirlpool, Brastemp, Consul, and Eslabon de Lujo. The most important trademark owned by the Company in Asia is Whirlpool.

Expenditures for Company-sponsored research and engineering activities relating to the development of new products and the improvement of existing products are included in Note 1 to the Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

The Company’s manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. The Company’s policy is to comply with all such laws and regulations. Where laws and regulations are less restrictive, the Company has established and is following its own standards consistent with its commitment to environmental responsibility.

The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with such provisions worldwide amounted to approximately $32.5 million in 2002,

$23 million in 2001, and $22 million in 2000. It is estimated that in 2003 environmental capital expenditures and expenses for manufacturing operations will be approximately $26 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2003.

Globally, the entire major home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of ozone depleting chemicals used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Compliance with these various standards as they become effective will require some product redesign. However, the Company believes, based on its understanding of the current state of proposed regulations, that it should be able to develop, manufacture, and market products that comply with these regulations.

The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of “Superfund” sites in the United States. However, based upon evaluation of the facts and circumstances relating to these sites by the Company and its technical consultants, the Company does not presently anticipate any material adverse effect upon the Company’s earnings, financial condition, or competitive position arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters.

For information on product recalls during the past year, see Note 14 to the Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

For an update of the global restructuring plan announced by the Company in December 2000, see Note 13 to the Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

For information on the Company’s acquisitions during the past year in Poland, Mexico, and China, see Note 4 to the Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

For certain other financial information concerning the Company’s business segments and foreign and domestic operations, see Notes 1 and 17 to the Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

Available Information

Financial results and investor information can be accessed through Whirlpool’s website at www.whirlpoolcorp.com; click on the “Investors” tab, and then “SEC Filings.” Copies of Whirlpool’s Form 10-K, 10-Q, and 8-K reports, as well as amendments to them, are available free of charge through Whirlpool’s website on the same day they are filed with the Securities and Exchange Commission.

ITEM 2. Properties.

The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 2002, the principal manufacturing operations of the Company were carried on at 47 locations worldwide, 37 of which are located in 13 countries outside the United States. The Company occupied a total of approximately 47.2 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 13.3 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3. Legal Proceedings.

As of, and during the quarter ended, December 31, 2002, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their property was subject.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 24, 2003, the number of holders of record of the Company’s common stock was approximately 8,541.

High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Company’s common stock for each quarter during the years 2002 and 2001 are set forth under the heading “Stockholders’ and Other Information” on the last page of the Annual Report which is incorporated herein by reference. Cash dividends declared on the Company’s common stock for each quarter during the years 2002 and 2001 are set forth in Note 18 to the Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

ITEM 6. Selected Financial Data.

The selected financial data for the five years ended December 31, 2002 with respect to the following line items are shown under the “Eleven Year Consolidated Statistical Review” in the Annual Report which is incorporated herein by reference: Total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the “Management’s Discussion and Analysis” section of the Annual Report which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Information with respect to market risk can be found under the caption “Market Risk” in the “Management’s Discussion and Analysis” section of the Annual Report which is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are contained in the Annual Report which is incorporated herein by reference. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2002 and 2001 is set forth in Note 18 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the “Index to Financial Statements and Financial Statement Schedule(s)” on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following table sets forth the names of the Company’s executive officers at December 31, 2002, the positions and offices with the Company held by them at such date, the year they first became executive officers, and their ages at December 31, 2002:

Name	Office	First Became an Executive Officer	Age

David R. Whitwam	Director, Chairman of the Board and Chief Executive Officer	1985	60

Jeff M. Fettig	Director, President and Chief Operating Officer	1994	45

R. Stephen Barrett, Jr.	Executive Vice President and Chief Financial Officer	2002	49

Paulo F. M. Periquito	Executive Vice President and President, Latin America	1997	56

David L. Swift	Executive Vice President, North American Region	2001	44

Michael D. Thieneman	Executive Vice President and Chief Technology Officer	1997	54

Michael A. Todman	Executive Vice President and President, Whirlpool Europe	2001	45

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2003 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for (a) Mr. Swift who, prior to joining the Company in October 2001, for the previous 20 years held various executive or administrative positions with the Eastman Kodak Company, the most recent being President, Kodak Professional Group, and (b) Mr. Barrett who, prior to joining the Company in September 2002, for the previous 24 years held various financial and executive positions with Procter & Gamble Co., the most recent being Vice President, Finance for P&G’s European-based global Fabric and Home Care business.

Information with respect to directors of the Company can be found under the caption “Directors and Nominees for Election as Directors” in the Company’s Proxy Statement which is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information with respect to compensation of executive officers and directors of the Company can be found under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership by any person(s) known to the Company to beneficially own more than 5% of the Company’s stock and by each director of the Company and all directors and elected officers of the Company as a group can be found under the caption “Security Ownership” in the Proxy Statement which is incorporated herein by reference.

The following table presents information relating to securities authorized under equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,007,195	$55.59	4,270,868
Equity compensation plans not approved by security holders	0	0	181,500

Total	6,007,195	$55.59	4,452,368

The only plan reflected above that was not approved by the Company’s security holders is the Key Employee Treasury Stock Ownership Plan. This plan, the terms of which are substantially similar to the Company’s Omnibus Stock and Incentive Plans, was established to support the hiring and retention initiatives at key leadership positions by providing key leaders with the opportunity to receive common stock of the Company and stock option, restricted stock, and phantom stock awards to be paid from the Company’s treasury stock. In 2002, no awards were granted under this plan.

ITEM 13. Certain Relationships and Related Transactions.

None.

ITEM 14. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1.  The financial statements listed in the “Index to Financial Statements and Financial Statement Schedule.”

2.  The financial statement schedule listed in the “Index to Financial Statements and Financial Statement Schedule.”

3.  The exhibits listed in the “Exhibit Index.”

(b)	Reports on Form 8-K filed during the fourth quarter of 2002.

A Current Report on Form 8-K for October 24, 2002 pursuant to Item 5—“Other Events” announced the mailing of a summary of the 2001 annual report for the Whirlpool 401(k) Plan to members of the Plan.

(c)	Exhibits.

See attached “Exhibit Index.”

(d)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION

(Registrant)

By:	/s/ R. STEPHEN BARRETT, JR
R. Stephen Barrett, Jr. (Principal Financial Officer) Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title		Date

DAVID R. WHITWAM* David R. Whitwam	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
JEFF M. FETTIG* Jeff M. Fettig	Director, President and Chief Operating Officer (Principal Operating Officer)
R. STEPHEN BARRETT, JR.* R. Stephen Barrett, Jr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
BETTY A. BEATY* Betty A. Beaty	Vice President and Controller (Principal Accounting Officer)
HERMAN CAIN* Herman Cain	Director		February 28, 2003
GARY T. DICAMILLO* Gary T. DiCamillo	Director
ALLAN D. GILMOUR* Allan D. Gilmour	Director
KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director
JAMES M. KILTS* James M. Kilts	Director
ARNOLD G. LANGBO* Arnold G. Langbo	Director
MILES L. MARSH* Miles L. Marsh	Director
PHILIP L. SMITH* Philip L. Smith	Director
PAUL G. STERN* Paul G. Stern	Director
JANICE D. STONEY* Janice D. Stoney	Director
/s/ DANIEL F. HOPP *By: Daniel F. Hopp	Attorney-in-Fact

CERTIFICATIONS

I, David R. Whitwam, certify that:

1.	I have reviewed this annual report on Form 10-K of Whirlpool Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ DAVID R. WHITWAM
Name: David R. Whitwam Title: Chairman of the Board Chief Executive Officer

CERTIFICATIONS

I, R. Stephen Barrett, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Whirlpool Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ R. STEPHEN BARRETT, JR.
Name: R. Stephen Barrett, Jr. Title: Executive Vice President and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a) (1) AND (2) AND 15(d)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2002

WHIRLPOOL CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth in the Annual Report, are incorporated herein by reference in Item 8:

Consolidated balance sheets—December 31, 2002 and 2001

Consolidated statements of operations—Three years ended December 31, 2002

Consolidated statements of changes in stockholders’ equity—Three years ended December 31, 2002

Consolidated statements of cash flows—Three years ended December 31, 2002

Notes to consolidated financial statements

The following report of independent auditors and consolidated financial statement schedules of the registrant and its consolidated subsidiaries are submitted herewith in response to Items 15(a) (2) and 15(d):

Page
Report of Ernst & Young LLP, Independent Auditors	F-2
Schedule II—Valuation and Qualifying Accounts	F-3

The following exhibits are included herein:

Exhibit 12—Ratio of Earnings to Fixed Charges	F-4

Individual financial statements of the registrant’s affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Ernst & Young LLP,

Independent Auditors

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets. As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ Ernst & Young LLP

Chicago, Illinois

February 4, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2002, 2001, and 2000

(millions of dollars)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions—Describe		Balance at End of Period
Year Ended December 31, 2002:
Allowances for doubtful accounts—trade receivables	$93	$27		$26	—A	$94

Year Ended December 31, 2001:
Allowances for doubtful accounts—trade receivables	$103	$32		$42	—A	$93

Year Ended December 31, 2000:
Allowances for doubtful accounts—trade receivables	$124	$13		$34	—A	$103

Note A—The amounts represent accounts charged off, less recoveries of $1 in 2002, $2 in 2001 and $4 in 2000, translation adjustments and transfers.

EXHIBIT 12

RATIO OF EARNINGS TO FIXED CHARGES

WHIRLPOOL CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
	2002	2001
Earnings
Earnings from continuing operations before income taxes and other items	$495	$93
Portion of rents representative of the interest factor	18	25
Interest on indebtedness	143	162
Amortization of debt expense and premium	1	1
WFC preferred stock dividend	2	4

	$659	$285

Fixed charges
Portion of rents representative of the interest factor	$18	$25
Interest on indebtedness	143	162
Amortization of debt expense and premium	1	1
WFC preferred stock dividend	2	4

	$164	$192

Ratio of earnings to fixed charges	4.0	1.5

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2002

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a “(Z).”

Number and Description of Exhibit

3(i)

Restated Certificate of Incorporation of the Company. [Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

3(ii)

Amended and Restated By-laws of the Company as amended August 17, 1999. [Incorporated by reference from Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

4(i)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

4(ii)

Rights Agreement, dated April 21, 1998, between Whirlpool Corporation and First Chicago Trust Company of New York, with exhibits. [Incorporated by reference from Exhibit 4 to the Company’s Form 8-K, dated April 22, 1998] [File No. 1-3932]

10(iii)(a)	Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2002).(Z)

10(iii)(b)

Whirlpool Supplemental Executive Retirement Plan (as amended and restated effective December 31, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(c)

Resolution adopted on December 12, 1989 by the Board of Directors of the Company adopting a compensation schedule, life insurance program and retirement benefit program for eligible Directors.(Z) [Incorporated by reference from Exhibit 10(iii)(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No.1-3932]

10(iii)(d)

Resolution adopted on December 8, 1992 by the Board of Directors of the Company adopting a Flexible Compensation Program for the Corporation’s nonemployee directors.(Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(e)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(f)

Form of Agreement providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Item 5—Other Events to the Company’s Form 8-K dated April 26, 2000] [File No. 1-3932]

10(iii)(g)

Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

10(iii)(h)

Administrative Guidelines for the Whirlpool Corporation Restricted Stock Value Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File 1-3932]

E-1

Number and Description of Exhibit

10(iii)(i)

Administrative Guidelines for the Whirlpool Corporation Executive Stock Appreciation and Performance Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(j)

Whirlpool Corporation Nonemployee Director Stock Ownership Plan (as amended February 16, 1999, effective April 20, 1999).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

10(iii)(k)

Whirlpool Performance Excellence Plan (as amended January 1, 1992, February 15, 1994 and April 20, 1999).(Z) [Incorporated by reference from Exhibit B to the Company’s proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

10(iii)(l)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(m)

Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

10(iii)(n)

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

10(iii)(o)

Form of agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

10(iii)(p)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(q)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(r)	Employment Agreement with Paulo F.M.O. Periquito.(Z) [Incorporated by reference from Part II Other Information, Item 6 to the Company’s Form 10-Q for the period ended March 31, 1998] [File No. 1-3932]

10(iii)(s)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan.(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2000 annual meeting of stockholders] [File No. 1-3932]

10(iii)(t)

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000] [File No. 1-3932]

10(iii)(u)

Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]

10(iii)(v)

Whirlpool Corporation Nonemployee Director Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 4(d) to the Company’s Registration Statement on Form S-8 filed on November 20, 2001] [File No. 333-73726]

E-2

Number and Description of Exhibit

10(iii)(w)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]

10(iii)(x)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan. (Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2002 annual meeting of stockholders] [File No. 1-3932]

10(iii)(y)

Long-Term Credit Agreement dated as of June 1, 2001 among Whirlpool Corporation, Whirlpool Europe B.V., Certain Financial Institutions and Bank of Amercia, N.A. as Administrative Agent and Citibank, N.A. as Syndication Agent, ABN AMRO Bank, N.V., Fleet National Bank and The Chase Manhattan Bank, as Documentation Agents, Banc of America Securities LLC and Salomon Smith Barney Inc., Co-Lead Arrangers and Joint Book Managers. [Incorporated by reference from Part II – Other Information, Item 6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002] [File No. 1-3932]

12	Statement Re: Computation of the Ratios of Earnings to Fixed Charges

13	Annual Report to Stockholders for the year ended December 31, 2002

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Power of Attorney

99(a)	Section 906 Certification of Chief Executive Officer

99(b)	Section 906 Certification of Chief Financial Officer

E-3