Form 10-Q
period 2003-03-31
WHIRLPOOL CORP /DE/
filed 2003-05-13
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 M-63
Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	269/923-5000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at March 31, 2003
Common stock, par value $1 per share	68,599,586

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended March 31, 2003

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIOD ENDED MARCH 31

(millions of dollars except per share data)

	2003	2002
Net sales	$2,716	$2,574
EXPENSES:
Cost of products sold	2,094	1,982
Selling, general and administrative	433	407
Restructuring costs	—	1

	2,527	2,390

OPERATING PROFIT	189	184
OTHER INCOME (EXPENSE):
Interest income and sundry	(9)	(20)
Interest expense	(35)	(34)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	145	130
Income taxes	52	45

EARNINGS BEFORE MINORITY INTERESTS	93	85
Minority interests	(2)	(1)

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	91	84
Cumulative effect of change in accounting principle, net of tax	—	(613)

NET EARNINGS (LOSS)	$91	$(529)

Per share of common stock:
Basic earnings before cumulative effect of change in accounting principle	$1.33	$1.25
Cumulative effect of change in accounting principle, net of tax	—	(9.11)

Basic net earnings (loss)	$1.33	$(7.86)

Diluted earnings before cumulative effect of change in accounting principle	$1.32	$1.21
Cumulative effect of change in accounting principle, net of tax	—	(8.84)

Diluted net earnings (loss)	$1.32	$(7.63)

Dividends declared	$.34	$.34

Weighted-average shares outstanding (millions):
Basic	68.3	67.3
Diluted	69.0	69.3

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

WHIRLPOOL CORPORATION

(millions of dollars)

	(unaudited) March 31 2003	December 31 2002
ASSETS
Current Assets
Cash and equivalents	$157	$192
Trade receivables, less allowances of (2003: $91; 2002; $94)	1,813	1,781
Inventories	1,302	1,089
Prepaid expenses	74	64
Deferred income taxes	139	83
Other current assets	126	118

Total Current Assets	3,611	3,327

Other Assets
Investment in affiliated companies	7	7
Goodwill, net	161	161
Other intangibles, net	181	182
Deferred income taxes	341	437
Prepaid pension costs	43	43
Other assets	138	136

	871	966

Property, Plant and Equipment
Land	88	87
Buildings	973	954
Machinery and equipment	4,883	4,793
Accumulated depreciation	(3,632)	(3,496)

	2,312	2,338

Total Assets	$6,794	$6,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$696	$221
Accounts payable	1,600	1,631
Employee compensation	218	273
Deferred income taxes	68	100
Accrued expenses	591	664
Restructuring costs	103	122
Other current liabilities	232	283
Current maturities of long-term debt	14	211

Total Current Liabilities	3,522	3,505

Other Liabilities
Deferred income taxes	135	117
Pension benefits	374	358
Postemployment benefits	495	487
Product warranty	58	57
Other liabilities	196	198
Long-term debt	1,091	1,092

	2,349	2,309

Minority Interests	82	78
Stockholders' Equity
Common stock	87	87
Shares authorized— 250 million
Shares issued— 87.2 million (2003); 87.1 million (2002)
Shares outstanding— 68.6 million (2003); 68.2 million (2002)
Paid-in capital	587	582
Retained earnings	2,053	1,985
Accumulated other comprehensive income (loss)	(986)	(999)
Treasury stock—18.6 million (2003); 18.9 million (2002)	(900)	(916)

Total Stockholders' Equity	841	739

Total Liabilities and Stockholders' Equity	$6,794	$6,631

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIODS ENDED MARCH 31

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock/ Paid-in-Capital
Beginning balance	$1,458	$2,470	$(697)	$86	$(401)
Comprehensive loss
Net loss	(529)	(529)
Unrealized gain on derivative instruments	1		1
Other, principally foreign currency items	(26)		(26)

Comprehensive loss	(554)		(25)

Common stock issued, net of treasury shares	33			1	32
Dividends declared on common stock	(23)	(23)

Ending balance, March 31, 2002	$914	$1,918	$(722)	$87	$(369)

Beginning balance	$739	$1,985	$(999)	$87	$(334)
Comprehensive income
Net income	91	91
Unrealized (loss) on derivative instruments	(7)		(7)
Other, principally foreign currency items	20		20

Comprehensive income	104		13

Common stock issued	21				21
Dividends declared on common stock	(23)	(23)

Ending balance, March 31, 2003	$841	$2,053	$(986)	$87	$(313)

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars)

	2003	2002
OPERATING ACTIVITIES
Net earnings (loss)	$91	$(529)
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Cumulative effect of a change in accounting principle	—	613
Loss on disposition of assets	7	3
Depreciation and amortization	108	93

Changes in assets and liabilities:
Trade receivables	(14)	(125)
Inventories	(199)	(102)
Accounts payable	(60)	(70)
Product recalls	—	(146)
Restructuring charges, net of cash paid	(23)	(12)
Taxes deferred and payable, net	(26)	68
Tax paid on cross currency interest rate swap gain	—	(86)
Other—net	(113)	(57)

Cash Used In Operating Activities	$(229)	$(350)

INVESTING ACTIVITIES
Capital expenditures	$(58)	$(54)

Cash Used In Investing Activities	$(58)	$(54)

FINANCING ACTIVITIES
Net proceeds of short-term borrowings	$477	$320
Proceeds of long-term debt	8	10
Repayments of long-term debt	(206)	(54)
Dividends paid	(23)	(23)
Purchase of treasury stock	—	(46)
Other	(6)	25

Cash Provided By Financing Activities	$250	$232

Effect of Exchange Rate Changes on Cash and Equivalents	$2	$(6)

Decrease in Cash and Equivalents	$(35)	$(178)
Cash and Equivalents at Beginning of Period	192	316

Cash and Equivalents at End of Period	$157	$138

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2003 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report for the year ended December 31, 2002.

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had the company elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” pro forma net earnings (loss) and net earnings (loss) per share would be as follows:

	2003	2002
(three months ended March 31—millions of dollars, except per share data)
Compensation cost included in earnings as reported (net of tax benefits)	$2	$5
Pro forma total fair value compensation cost (net of tax benefits)	$5	$8
Net earnings (loss)
As reported	$91	$(529)
Pro forma	$88	$(532)
Basic net earnings (loss) per share
As reported	$1.33	$(7.86)
Pro forma	$1.29	$(7.91)
Diluted net earnings (loss) per share
As reported	$1.32	$(7.63)
Pro forma	$1.28	$(7.68)

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2003 and 2002, approximately 4,881,000 and 6,300 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE B—NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (Interpretation). The Interpretation requires consolidation, beginning July 1, 2003, of entities in which the company absorbs a majority of the entity’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a majority voting interest in an entity.

The company holds a 49.5% ownership interest in a European entity that operates primarily in the German wood cabinet industry and has annual revenues of approximately $300 million. The company is currently evaluating the effects of the issuance of the Interpretation on the accounting for its ownership interest in this entity.

NOTE C—GOODWILL AND OTHER INTANGIBLES

The company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and recorded a non-cash after-tax goodwill impairment charge of $613 million, or $8.84 per diluted share, as a cumulative effect of a change in accounting principle in the prior year first quarter results.

Since December 31, 2002, there have been no changes in the operating segments’ carrying amounts for goodwill. As of March 31, 2003, the operating segments’ goodwill carrying amounts were as follows: North America $157 million and Latin America $4 million.

The company’s other intangible assets were comprised of the following:

	March 31 2003	December 31 2002
(millions of dollars)
Trademarks (indefinite-lived)	$49	$49
Patents and non-compete agreements	4	5
Pension related	128	128

Total other intangible assets, net	$181	$182

Accumulated amortization totaled $22 million at March 31, 2003 and $21 million at December 31, 2002.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE D—INVENTORIES

Inventories consist of the following:

	March 31 2003	December 31 2002
(millions of dollars)
Finished products	$1,131	$928
Raw materials and work in process	312	297

	1,443	1,225
Less excess of FIFO cost over LIFO cost	141	136

	$1,302	$1,089

NOTE E—RESTRUCTURING CHARGES

Details of the 2003 first quarter’s restructuring liabilities were as follows:

	Beginning Balance	Charge to Earnings	Cash Paid	Translation	Ending Balance
(millions of dollars)
Termination costs	$116	$—	$(19)	$4	$101
Non-employee exit costs	6	—	(4)	—	2

Total	$122	$—	$(23)	$4	$103

As of March 31, 2003, an additional 749 employees had left the company since December 31, 2002. These employee departures were related to prior announcements under the company’s restructuring program.

NOTE F—RELATED PARTY TRANSACTIONS

The company repurchased 700 thousand shares of its common stock during the quarter ended March 31, 2002 from the company’s U.S. pension plan at a total cost of $46 million. The shares were repurchased from the pension plan at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE G—GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which includes additional disclosure requirements as well as recognition and measurement provisions which require the company to record a liability at fair value for any new guarantees (or modifications to existing programs) issued on or after January 1, 2003. The initial recognition and measurement provisions of Interpretation 45 did not have a material effect on the company’s financial position or results of operations.

The company guarantees bills of exchange related to the European affiliate referenced in Note B to the consolidated condensed financial statements. These bills of exchange are short-term agreements, usually for 90 days, which allow the issuer to convert its receivables into cash, less a minor fee paid to the bank. The bills of exchange are issued both by the company for loans made to the affiliate and by the affiliate for its trade accounts receivable. In the event the affiliate defaults on its obligations under any of the bills of exchange, the company would be liable for the related amounts. The company has limited recourse against the assets of the affiliate in the event of its insolvency. As of March 31, 2003 and December 31, 2002, the company had approximately $19 million and $30 million of guarantees outstanding for the bills of exchange related to the affiliate.

The company also has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of March 31, 2003 and December 31, 2002, these amounts totaled $59 million and $66 million, respectively. The only recourse the company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.6 billion and $1.4 billion at March 31, 2003 and December 31, 2002, respectively. The company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $460 million and $212 million at March 31, 2003 and December 31, 2002, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following represents a reconciliation of the changes in product warranty reserves for the period presented:

2003
(millions of dollars)
Balance at January 1	$128
Warranties issued	71
Settlements made	(76)
Other changes	1

Balance at March 31	$124

Current portion	66
Non-current portion	58

Total	$124

Commitments and Contingencies

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

NOTE H—GEOGRAPHIC SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.

The company’s chief operating decision maker reviews each operating segment’s performance based upon operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before certain other excluded charges described below. Total assets by segment are those assets directly associated with the respective operating activities. The “Other and (Eliminations)” column primarily includes corporate expenses, assets and eliminations, as well as certain

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

excluded charges described below. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other and (Eliminations). Restructuring and related charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the quarter ended March 31, 2003 there were no material restructuring and related charges. For the quarter ended March 31, 2002 the operating segments recorded total restructuring and related charges as follows: North America, $7 million; Europe, $3 million; Latin America, $0 million; Asia, $1 million; and Corporate, $1 million.

(millions of dollars)

Three Months Ended March 31	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2003	$1,798	$564	$306	$92	$(44)	$2,716
2002	$1,718	$475	$332	$86	$(37)	$2,574
Intersegment sales
2003	$12	$85	$43	$23	$(163)	—
2002	$38	$31	$36	$10	$(115)	—
Depreciation and amortization
2003	$57	$24	$18	$4	$5	$108
2002	$46	$16	$23	$4	$4	$93
Operating profit (loss)
2003	$179	$20	$27	$3	$(40)	$189
2002	$204	$10	$25	$4	$(59)	$184
Total assets
March 31, 2003	$3,133	$2,029	$1,139	$526	$(33)	$6,794
December 31, 2002	$2,913	$2,015	$1,054	$516	$133	$6,631
Capital expenditures
2003	$21	$19	$16	$1	$1	$58
2002	$12	$12	$15	$1	$14	$54

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three months ended March 31, 2003 and 2002. All comparisons are to 2002, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Earnings

Net earnings for the current quarter were $91 million, or $1.32 per diluted share, versus a loss of $529 million, or $7.63 per diluted share. Performance was driven by improved productivity and restructuring benefits offsetting year-over-year increases in pension, healthcare, energy and material costs. The year ago quarter included a $613 million cumulative effect of a change in accounting principle, net of tax, related to the adoption of SFAS No. 142, and $8 million, net of tax, for restructuring and related activities.

Net Sales

Total units sold increased 4% for the quarter, or decreased 1% excluding acquisitions. Net sales increased 6% for the quarter, or 2% excluding acquisitions. Currency fluctuations, while impacting individual regions, had minimal impact on consolidated net sales.

	Three Months Ended March 31
	2003	2002	Change
	(millions of dollars)
Net Sales:
North America	$1,798	$1,718	5%
Europe	564	475	19%
Latin America	306	332	(8%)
Asia	92	86	7%
Other/eliminations	(44)	(37)	—

Consolidated	$2,716	$2,574	6%

Significant regional trends were as follows:

•	North America unit volumes increased 5% due primarily to the acquisition of Whirlpool Mexico in July of 2002. Excluding this acquisition, unit volumes were down 2%. The acquisition and an improved product mix drove increased net sales and offset the impact from competitive pricing pressures within the region. Excluding Whirlpool Mexico, net sales increased slightly.

•	European unit volumes were flat as the acquisition of Polar in June of 2002 and new product introductions offset an industry that was down approximately 3%. Excluding the Polar acquisition, unit volumes were down 2%. The strengthening currency offset competitive pricing pressures resulting in higher net sales. Net sales decreased 3% excluding the impact of currency fluctuations and the Polar acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION—(Continued)

•	Unit shipments increased 6% in Latin America due to higher appliance sales. Net sales for the region decreased 8% reflecting the year-over-year devaluation in the Brazilian currency. Excluding currency fluctuations, net sales increased 26%.

•	Asia’s unit shipments increased 6% for the quarter due to continued strong growth in the Chinese, Indian and Southeast Asian markets and the introduction of new products. Net sales for the region increased as higher volumes and an improved product mix more than offset currency fluctuations and competitive pricing pressures. Net sales increased 4% excluding currency fluctuations.

For the full year 2003, appliance industry shipments are expected to be flat in North America, down 3% in Europe, down 3–5% in Latin America and flat to slightly up in Asia.

Gross Margin

Gross margin percentage was down slightly for the quarterly comparison. Increased pension expense in North America, lower excise tax credits in Latin America (see “Other Matters”) and global pricing pressures offset manufacturing productivity gains in North America and Europe.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales increased slightly for the quarter. Benefits from the restructuring program and other cost containment efforts were offset by increased pension and postretirement benefits expense in North America.

Other Income and Expense

Interest income and sundry income (expense) was $11 million favorable due primarily to lower currency losses. The year ago quarter included significant foreign currency losses related to the devaluation of the Argentine peso and the imposition of currency controls in Argentina. Interest expense increased $1 million due to increased overall debt levels resulting from the 2002 acquisitions more than offsetting a lower interest rate environment.

Income Taxes

The effective income tax rate was 36.0 percent versus 34.3 percent. The higher effective tax rate was due to a change in the earnings mix among regions. Latin America is expected to recognize a lower level of Befiex credits, compared with amounts recognized in 2002. These credits, which are non-taxable, are used as an offset against current Brazilian federal excise tax on domestic sales. Therefore, the overall effective tax rate is higher in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION—(Continued)

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2003 and 2002 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Our main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities in the first three months of 2003 was $229 million compared to $350 million used in 2002. The improvement versus last year was due to the absence of product recall spending and the payment in the year ago quarter of taxes on the realized gain from the sale of a portfolio of cross-currency interest rate swaps. These improvements were partially offset by reduced cash flows in the company’s other operating accounts, primarily compensation and other accrued expenses.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first three months were $58 million compared to $54 million. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

Financing Activities

Our net borrowings, adjusted for currency fluctuations, increased $279 million from year-end due to seasonal working capital needs. On March 1, 2003, $200 million of the company’s 9% Debentures matured and were repaid using short-term notes payable.

Dividends to shareholders totaled $23 million for the first quarter of both 2003 and 2002.

Under our stock repurchase plan, we purchased $46 million (0.7 million shares) in treasury stock during the first quarter of 2002. The year ago quarter also included the redemption of $25 million in preferred stock of our discontinued finance company. Offsetting a majority of these prior year cash outflows were $65 million in proceeds from the exercise of company stock options.

FINANCIAL CONDITION AND LIQUIDITY

The financial position of our company remained strong at March 31, 2003. Total assets are $6.8 billion and stockholders’ equity is $0.8 billion versus $6.6 billion and $0.7 billion at December 31, 2002, respectively. The increase in equity is primarily attributed to net earnings retention for the quarter of $68 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION—(Continued)

On February 15, 2000, we announced that the Board of Directors approved an extension of our stock repurchase program to $1 billion. We have purchased 12.7 million shares at a cost of $683 million through March 31, 2003, none of which was purchased during the current period.

We maintain an $800 million five-year committed credit agreement, scheduled to mature in June 2006, and a committed $400 million 364-day credit agreement, scheduled to mature in May 2003, which we intend to renew for another 364-day term. These credit agreements support our commercial paper programs and other operating needs. Through March 31, 2003, there have not been any borrowings under these agreements, which represent our total committed credit lines. We are in full compliance with our bank covenants and none of our material debt agreements require accelerated repayment in the event of a decrease in credit ratings. Our debt continues to be rated investment grade by Moody’s (Baa1), Standard & Poor’s (BBB+) and Fitch (A-).

We guarantee the indebtedness of a European affiliate and certain customers of our Brazilian subsidiary as discussed in Note G to the consolidated condensed financial statements. We do not expect these guarantees to have a material effect on our financial condition or liquidity.

We believe our capital resources and liquidity position at March 31, 2003 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, we have access to capital markets in the U.S. and internationally.

OTHER MATTERS

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, were granted additional export incentives in connection with the Brazilian government’s export incentive program (Befiex). These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. We recognized credits of $5 million and $13 million in the first quarters of 2003 and 2002, respectively, as a reduction of current excise taxes payable and, therefore, an increase in net sales. We recognized an additional $29 million over the remainder of 2002, but do not expect to recognize any additional credits during 2003 until the calculation of the credit, which is currently under review, is confirmed by the Brazilian courts.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect our current views with respect to future events and financial performance.

Certain statements contained in this annual report and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION—(Continued)

“believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. The company’s forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Many factors could cause actual results to differ materially from the company’s forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Latin American businesses operating in challenging and volatile environments; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 21% of our consolidated net sales of $11 billion in 2002; (7) currency exchange rate fluctuations; (8) social, economic and political volatility in developing markets; (9) continuing uncertainty in the North American, Latin American, Asian and European economies; (10) changes in North America’s consumer preferences regarding how appliances are purchased; (11) the effectiveness of the series of restructuring actions the company has announced and/or completed through 2002; and (12) the threat of terrorist activities or the impact of war.

We undertake no obligation to update any forward-looking statement, and investors are advised to review disclosures by the company in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2003

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

Exhibit 99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The registrant filed the following Current Reports on Form 8-K for the quarterly period ended March 31, 2003.

A Current Report on Form 8-K dated January 16, 2003 pursuant to Item 5, “Other Events,” to announce the Company would recognize a fourth quarter 2002 non-cash charge of approximately $68 million, or $43 million after tax, related to aircraft lease assets in discontinued operations. In addition, the Company would accelerate the payment of up to $49 million in long-term deferred income taxes related to the lease assets.

A Current Report on Form 8-K dated February 5, 2003 pursuant to Item 5, “Other Events,” to announce the Company’s 2002 fourth quarter and full-year core earnings.

A Current Report on Form 8-K dated March 12, 2003 pursuant to Item 9, “Regulation FD Disclosure,” the Company reaffirmed its previously disclosed first quarter and full year earnings outlook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By:	/S/ R. STEPHEN BARRETT, JR.
R. Stephen Barrett, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 12, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DAVID R. WHITWAM
Name: David R. Whitwam Title: Chairman of the Board Chief Executive Officer

Date: May 12, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, R. Stephen Barrett, Jr., certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ R. STEPHEN BARRETT, JR.
Name: Title:	R. Stephen Barrett, Jr. Executive Vice President and Chief Financial Officer

Date: May 12, 2003