Form 10-Q
period 2003-06-30
WHIRLPOOL CORP /DE/
filed 2003-08-11
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 M-63
Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 269/923-5000

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at June 30, 2003
Common stock, par value $1 per share	68,820,129

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIOD ENDED JUNE 30

(millions of dollars except share data)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Net sales	$2,988	$2,737	$5,705	$5,311
EXPENSES:
Cost of products sold	2,332	2,103	4,426	4,085
Selling, general and administrative	461	433	895	840
Restructuring costs	—	13	—	14

	2,793	2,549	5,321	4,939

OPERATING PROFIT	195	188	384	372
OTHER INCOME (EXPENSE):
Interest and sundry	(13)	(11)	(23)	(31)
Interest expense	(36)	(35)	(70)	(69)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	146	142	291	272
Income taxes	50	51	103	95

EARNINGS BEFORE MINORITY INTERESTS	96	91	188	177
Equity in earnings (loss) of affiliated companies	—	(25)	—	(24)
Minority interests	(2)	(3)	(3)	(5)

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	94	63	185	148
Cumulative effect of change in accounting principle, net of tax	—	—	—	(613)

NET EARNINGS (LOSS)	$94	$63	$185	$(465)

Per share of common stock:
Basic earnings before cumulative effect of change in accounting principle	$1.37	$.93	$2.70	$2.18
Cumulative effect of change in accounting principle, net of tax	—	—	—	(9.05)

Basic net earnings (loss)	$1.37	$.93	$2.70	$(6.87)

Diluted earnings before cumulative effect of change in accounting principle	$1.35	$.91	$2.67	$2.12
Cumulative effect of change in accounting principle, net of tax	—	—	—	(8.80)

Diluted net earnings (loss)	$1.35	$.91	$2.67	$(6.68)

Dividends declared	$.34	$.34	$.68	$.68

Weighted-average shares outstanding (millions):
Basic	68.7	68.1	68.5	67.7
Diluted	69.7	70.1	69.3	69.6

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

WHIRLPOOL CORPORATION

(millions of dollars)

	(unaudited) June 30 2003	December 31 2002
ASSETS

Current Assets
Cash and equivalents	$190	$192
Trade receivables, less allowances of (2003: $99; 2002: $94)	1,951	1,781
Inventories	1,352	1,089
Prepaid expenses	72	64
Deferred income taxes	155	83
Other current assets	186	118

Total Current Assets	3,906	3,327

Other Assets
Investment in affiliated companies	7	7
Goodwill, net	161	161
Other intangibles, net	181	182
Deferred income taxes	358	437
Prepaid pension costs	42	43
Other assets	152	136

	901	966

Property, Plant and Equipment
Land	90	87
Buildings	980	954
Machinery and equipment	5,146	4,793
Accumulated depreciation	(3,845)	(3,496)

	2,371	2,338

Total Assets	$7,178	$6,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$630	$221
Accounts payable	1,653	1,631
Employee compensation	240	273
Deferred income taxes	73	100
Accrued expenses	675	664
Restructuring costs	78	122
Other current liabilities	336	283
Current maturities of long-term debt	15	211

Total Current Liabilities	3,700	3,505

Other Liabilities
Deferred income taxes	122	117
Pension benefits	405	358
Postemployment benefits	477	487
Product warranty	60	57
Other liabilities	210	198
Long-term debt	1,117	1,092

	2,391	2,309

Minority Interests	93	78

Stockholders’ Equity
Common stock	87	87
Shares authorized—250 million
Shares issued—87.4 million (2003); 87.1 million (2002)
Shares outstanding—68.8 million (2003); 68.2 million (2002)
Paid-in capital	599	582
Retained earnings	2,123	1,985
Accumulated other comprehensive income (loss)	(915)	(999)
Treasury stock—18.6 million (2003); 18.9 million (2002)	(900)	(916)

Total Stockholders’ Equity	994	739

Total Liabilities and Stockholders’ Equity	$7,178	$6,631

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIODS ENDED JUNE 30

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$915	$1,919	$(722)	$87	$(369)

Comprehensive loss
Net income	63	63
Unrealized loss on derivative instruments	(4)		(4)
Other, principally foreign currency items	(90)		(90)

Comprehensive loss	(31)		(94)

Common stock issued, net of treasury shares	16				16
Dividends declared on common stock	(23)	(23)

Ending balance, June 30, 2002	$877	$1,959	$(816)	$87	$(353)

Beginning balance	841	$2,053	$(986)	$87	$(313)

Comprehensive income
Net income	94	94
Unrealized loss on derivative instruments	(14)		(14)
Other, principally foreign currency items	85		85

Comprehensive income	165		71

Common stock issued	12				12
Dividends declared on common stock	(24)	(24)

Ending balance, June 30, 2003	$994	$2,123	$(915)	$87	$(301)

	Six Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$1,458	$2,470	$(697)	$86	$(401)
Comprehensive loss
Net loss	(465)	(465)
Unrealized loss on derivative instruments	(3)		(3)
Other, principally foreign currency items	(116)		(116)

Comprehensive loss	(584)		(119)

Common stock issued, net of treasury shares	49			1	48
Dividends declared on common stock	(46)	(46)

Ending balance, June 30, 2002	$877	$1,959	$(816)	$87	$(353)

Beginning balance	$739	$1,985	$(999)	$87	$(334)
Comprehensive income
Net income	185	185
Unrealized loss on derivative instruments	(21)		(21)
Other, principally foreign currency items	105		105

Comprehensive income	269		84

Common stock issued	33				33
Dividends declared on common stock	(47)	(47)

Ending balance, June 30, 2003	$994	$2,123	$(915)	$87	$(301)

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE SIX MONTHS ENDED JUNE 30

(millions of dollars)

	2003	2002
OPERATING ACTIVITIES
Net earnings (loss)	$185	$(465)
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Cumulative effect of a change in accounting principle	—	613
Equity in net earnings of affiliated companies, less dividends received	—	24
Loss on disposition of assets	17	8
Depreciation and amortization	218	188

Changes in assets and liabilities:
Trade receivables	(85)	(198)
Inventories	(193)	(32)
Accounts payable	(75)	(81)
Product recalls	11	(217)
Restructuring charges, net of cash paid	(54)	(10)
Taxes deferred and payable, net	12	86
Tax paid on cross currency interest rate swap gain	—	(86)
Other—net	(55)	14

Cash Used In Operating Activities	(19)	(156)

INVESTING ACTIVITIES
Capital expenditures	(144)	(117)
Acquisitions of businesses, less cash acquired	—	(27)

Cash Used In Investing Activities	(144)	(144)

FINANCING ACTIVITIES
Net proceeds of short-term borrowings	389	232
Proceeds of long-term debt	1	13
Repayments of long-term debt	(173)	(57)
Dividends paid	(47)	(46)
Purchase of treasury stock	—	(46)
Redemption of WFC preferred stock	—	(25)
Common stock issued under stock plans	11	84
Other	(25)	(28)

Cash Provided By Financing Activities	156	127

Effect of Exchange Rate Changes on Cash and Equivalents	5	(4)

Decrease in Cash and Equivalents	(2)	(177)
Cash and Equivalents at Beginning of Period	192	316

Cash and Equivalents at End of Period	$190	$139

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 2003 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report for the year ended December 31, 2002.

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

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
(millions of dollars, except per share data)
Compensation cost included in earnings as reported (net of tax benefits)	$2	$3	$4	$8
Pro forma total fair value compensation cost (net of tax benefits)	$5	$6	$10	$14

Net earnings (loss)
As reported	$94	$63	$185	$(465)
Pro forma	$91	$60	$179	$(471)
Basic net earnings (loss) per share
As reported	$1.37	$0.93	$2.70	$(6.87)
Pro forma	$1.33	$0.88	$2.62	$(6.97)
Diluted net earnings (loss) per share
As reported	$1.35	$0.91	$2.67	$(6.68)
Pro forma	$1.31	$0.86	$2.59	$(6.78)

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three months ended June 30, 2003 and 2002, approximately 1,895,000 and 25,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

them anti-dilutive. For the six months ended June 30, 2003 and 2002, approximately 3,241,000 and 25,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

NOTE B—NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Intepretation of Accounting Research Bulletin No. 51” (Interpretation or FIN 46). The Interpretation requires consolidation, beginning July 1, 2003, of entities in which the company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest through ownership of a majority voting interest in an entity. The company evaluated its investments in unconsolidated partnerships and determined that its relationship with Wellmann, a European entity that operates primarily in the German wood cabinet industry, met the consolidation requirements. The adoption of FIN 46 is not expected to materially impact the company’s financial position or results of operations. Refer to Note C—Consolidation of Variable Interest Entities for additional information.

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to materially impact the company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not impact the company’s financial position or results of operations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

NOTE C—CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The company holds a 49.5% ownership interest in Wellmann with annual revenues of approximately $300 million. At the time of initial involvement, control was based on voting rights of the investors, and the company’s initial interest was only 30%. Accordingly, consolidation was not required. However, the initial variable interest entity (VIE) determination must be reconsidered if a triggering event occurs. At June 30, 2002, the company’s ownership percentage increased to 49.5% and at that date, there was insufficient equity in Wellmann to sustain its operations. At that time, the company recorded a $22 million after-tax impairment charge. Given the significance of the company’s involvement with Wellmann, the company is the primary beneficiary of the potential expected losses or expected residual returns, if they occur, or both. Therefore, Wellmann would be designated a VIE. FIN 46 will require consolidation in the third quarter and the difference, if any, between the entity’s reported assets and liabilities and noncontrolling interests is treated as a cumulative-effect adjustment. Subsequent to initial consolidation, the assets, liabilities, and noncontrolling interests of Wellmann will be accounted for in the consolidated financial statements as if Wellmann were consolidated based on the voting interest of 49.5%. The consolidation of Wellmann, effective July 1, 2003, is not expected to materially impact the company’s financial position or results of operations. The company’s exposure to loss as a result of its involvement with Wellmann is estimated to be approximately $25 million, primarily related to the bills of exchange guarantees discussed below.

The company guarantees bills of exchange related to Wellmann. These bills of exchange are short-term agreements, usually for 90 days, which allow the issuer to convert its receivables into cash, less a minor fee paid to the bank. The bills of exchange are issued both by the company for loans made to the affiliate and by the affiliate for its trade accounts receivable. In the event the affiliate defaults on its obligations under any of the bills of exchange, the company would be liable for the related amounts. The company has limited recourse against the assets of the affiliate in the event of its insolvency. As of June 30, 2003 and December 31, 2002, the company had approximately $25 million and $30 million, respectively, of guarantees outstanding for the bills of exchange related to the affiliate.

In July 2003, the company received a letter of intent from Alno, a prominent German kitchen cabinet manufacturer, with respect to the proposed sale of Wellmann. The company anticipates completing a definitive purchase agreement during the next several weeks, with the closing of the transaction expected to occur in the third quarter of 2003. Consistent with the proposed sale of Wellmann, the company will classify Wellmann as a discontinued operation. The sale is not expected to have a material impact to the company’s financial position or results of operations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

NOTE D—GOODWILL AND OTHER INTANGIBLES

The company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and recorded a non-cash after-tax goodwill impairment charge of $613 million, or $8.80 per diluted share, as a cumulative effect of a change in accounting principle in the prior year first half results.

Since December 31, 2002, there have been no changes in the operating segments’ carrying amounts for goodwill. As of June 30, 2003, the operating segments’ goodwill carrying amounts were as follows: North America $157 million and Latin America $4 million.

The company’s other intangible assets were comprised of the following:

	June 30 2003	December 31 2002
(millions of dollars)
Trademarks (indefinite-lived)	$49	$49
Patents and non-compete agreements	4	5
Pension related	128	128

Total other intangible assets, net	$181	$182

Accumulated amortization totaled $23 million at June 30, 2003 and $21 million at December 31, 2002.

NOTE E—INVENTORIES

Inventories consist of the following:

	June 30 2003	December 31 2002
(millions of dollars)
Finished products	$1,167	$928
Raw materials and work in process	326	297

	1,493	1,225
Less excess of FIFO cost over LIFO cost	141	136

	$1,352	$1,089

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

NOTE F—RESTRUCTURING CHARGES

Details of the 2003 restructuring liabilities through June 30 were as follows:

	Balance at January 1 2003	Charge to Earnings	Cash Paid	Translation	Balance at June 30 2003
(millions of dollars)
Termination costs	$116	$—	$(48)	$10	$78
Non-employee exit costs	6	—	(6)	—	—

Total	$122	$—	$(54)	$10	$78

As of June 30, 2003, an additional 945 employees had left the company since December 31, 2002. These employee departures were related to prior announcements under the company’s restructuring program.

NOTE G—RELATED PARTY TRANSACTIONS

The company repurchased 700 thousand shares of its common stock during the quarter ended March 31, 2002 from the company’s U.S. pension plan at a total cost of $46 million. The shares were repurchased from the pension plan at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

NOTE H—GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

The company guarantees bills of exchange related to Wellmann. Refer to Note C for further discussion.

The company also has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

the obligation with the bank, and the receivable would revert back to the subsidiary. As of June 30, 2003 and December 31, 2002, these amounts totaled $62 million and $66 million, respectively. The only recourse the company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.7 billion and $1.4 billion at June 30, 2003 and December 31, 2002, respectively. The company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $512 million and $212 million at June 30, 2003 and December 31, 2002, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The reconciliation of the changes in product warranty reserves for the six months ended June 30, 2003 were as follows:

2003
(millions of dollars)

Balance at January 1	$128
Warranties issued	140
Settlements made	(124)
Other changes	—

Balance at June 30	$144

Current portion	84
Non-current portion	60

Total	$144

Commitments and Contingencies

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

NOTE I—GEOGRAPHIC SEGMENTS

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

The company’s chief operating decision maker reviews each operating segment’s performance based upon operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before certain other excluded charges described below. Total assets by segment are those assets directly associated with the respective operating activities. The “Other and (Eliminations)” column primarily includes corporate expenses, assets and eliminations, as well as certain excluded charges described below. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other and (Eliminations). Restructuring and related charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the three and six months ended June 30, 2003 there were no material restructuring and related charges. For the three and six months ended June 30, 2002 the operating segments recorded total restructuring and related charges as follows: North America $10 and $17 million, Europe $10 and $13 million, Latin America $2 and $2 million, Asia $2 and $3 million and Corporate $2 and $2 million.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

(millions of dollars)

Three Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2003	$1,960	$628	$318	$118	$(36)	$2,988
2002	$1,838	$507	$318	$110	$(36)	$2,737

Intersegment sales
2003	$13	$96	$35	$25	$(169)	$—
2002	$18	$40	$34	$11	$(103)	$—

Depreciation and amortization
2003	$56	$24	$21	$3	$6	$110
2002	$49	$18	$22	$4	$1	$94

Operating profit (loss)
2003	$200	$23	$15	$4	$(47)	$195
2002	$210	$20	$14	$8	$(64)	$188

Total assets
June 30, 2003	$3,107	$2,256	$1,327	$523	$(35)	$7,178
December 31, 2002	$2,913	$2,015	$1,054	$516	$133	$6,631

Capital expenditures
2003	$36	$19	$24	$2	$5	$86
2002	$22	$12	$22	$4	$3	$63

Six Months Ended June 30
Net sales
2003	$3,758	$1,192	$624	$210	$(79)	$5,705
2002	$3,556	$982	$650	$195	$(72)	$5,311

Intersegment sales
2003	$25	$181	$79	$48	$(333)	$—
2002	$35	$71	$70	$21	$(197)	$—

Depreciation and amortization
2003	$113	$48	$39	$7	$11	$218
2002	$95	$34	$45	$8	$6	$188

Operating profit (loss)
2003	$379	$44	$42	$7	$(88)	$384
2002	$414	$30	$39	$12	$(123)	$372

Total assets
June 30, 2003	$3,107	$2,256	$1,327	$523	$(35)	$7,178
December 31, 2002	$2,913	$2,015	$1,054	$516	$133	$6,631

Capital expenditures
2003	$57	$38	$40	$3	$6	$144
2002	$34	$24	$37	$5	$17	$117

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

(UNAUDITED)

NOTE J—RETIREE HEALTHCARE PLAN CURTAILMENT GAIN

In June 2003, the company announced a modification to its U.S. retiree healthcare plans affecting current active employees. The new plan is based on a Retiree Healthcare Savings Account (RHSA), which will be established for each active U.S.-paid employee retiring after December 31, 2003. The RHSA is designed to provide employees that retire from Whirlpool with a notional healthcare savings account for each year of continuous service, beginning at age 40. In June 2003, the company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree healthcare plan.

NOTE K—ACQUISITIONS

On June 5, 2002, the company acquired 95% of the shares of Polar S.A. (Polar), a leading major home appliance manufacturer in Poland. The results of Polar’s operations have been included in the consolidated financial statements since that date, however, they did not have a material impact in the three and six month periods ended June 30, 2003.

The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. The operations of Polar have been included in the company’s European operating segment.

On July 3, 2002, the company acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (Vitromatic), an appliance manufacturer and distributor in Mexico.

The aggregate purchase price was $148 million in cash plus outstanding debt at the time of acquisition, which totaled $146 million. Vitromatic’s operations were consolidated with the North American operating segment’s results effective July 3, 2002. Vitromatic has been renamed Whirlpool Mexico S.A. de C.V.

NOTE L—SUBSEQUENT EVENTS

Refer to Note C regarding proposed sale of Wellmann.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three and six months ended June 30, 2003 and 2002. All comparisons are to 2002, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Earnings

Net earnings for the current quarter were $94 million, or $1.35 per diluted share, versus net earnings of $63 million, or $0.91 per diluted share for the second quarter 2002. Performance was driven by lower restructuring and related costs, improved spending controls, lower compensation expense, and improvements in material costs and productivity as well as a non-cash curtailment gain related to changes in the retiree medical plan. These improvements were essentially offset by increased pension and healthcare costs, final expenses related to the 2001 recall of certain microwave oven hood combination products, and the elimination of the Brazilian tax credits. For the year-to-date period, net earnings were $185 million, or $2.67 per diluted share, versus a loss of $465 million, or $6.68 per diluted share for the second quarter 2002. The year ago period included a charge of $613 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, $22 million, net of tax, related to the asset impairment in the company’s investment in Wellmann, and $26 million, net of tax, for restructuring and related activities. Refer to Note C to the Consolidated Condensed Financial Statements regarding Wellmann.

Net Sales

Total units sold increased 5% for the quarter, or remained flat excluding acquisitions. Net sales increased 9% for the quarter. However, excluding currency fluctuations and acquisitions, net sales increased 2%. Year-to-date total units sold increased 4%, or remained flat excluding acquisitions. Net sales year-to-date increased 7%, or remained flat excluding currency fluctuations and acquisitions.

	Three Months Ended June 30			Six Months Ended June 30
	2003	2002	Change	2003	2002	Change
(millions of dollars)
Net Sales:
North America	$1,960	$1,838	7%	$3,758	$3,556	6%
Europe	628	507	24%	1,192	982	21%
Latin America	318	318	—	624	650	(4)%
Asia	118	110	7%	210	195	8%
Other/eliminations	(36)	(36)	—	(79)	(72)	—

Consolidated	$2,988	$2,737	9%	$5,705	$5,311	7%

Significant regional trends were as follows:

–	North America unit volumes increased 7% and 6% for the quarter and year to date periods, respectively, due primarily to the acquisition of the remaining ownership in Whirlpool Mexico in July of 2002. Excluding this acquisition, unit volumes were essentially flat.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(CONTINUED)

The acquisition and an improved product mix drove increased net sales and offset the impact from competitive pricing pressures within the region. Excluding Whirlpool Mexico, net sales increased 2%.

–	European unit volumes increased 4% reflecting the region’s success with trade partners and consumers despite continuing weak economic conditions throughout the region. Excluding the Polar acquisition, unit volumes were up 2%. Net sales increased 24% for the quarter, or approximately 2% excluding the impact of currency fluctuations.

–	Latin America unit volumes decreased 3% and increased 2% for the quarter and year to date periods, respectively. The unit decline during the quarter resulted from an unfavorable macroeconomic environment and poor consumer confidence. Net sales for the region remained flat for the quarter, and excluding the impact of currency fluctuations, net sales increased 10%. For the year to date period, net sales have decreased 4%, and excluding the impact of currency fluctuations, net sales increased 13%. Latin America has recognized Befiex tax credits of $0 and $5 million in the three and six months period ended June 30, 2003, respectively, compared with amounts recognized for the same periods in 2002 of $9 and $22 million, respectively. These credits, which are non-taxable, are used as an offset against current Brazilian federal excise tax on domestic sales.

–	Asia’s unit shipments increased 4% for the quarter due to continued strong growth throughout the region coupled with the introduction of new products. Net sales for the quarter increased 7% due to product mix, higher volumes and currency fluctuations offset by competitive pricing pressures. Net sales for the quarter increased 3% excluding currency fluctuations.

For the full year 2003, appliance industry shipments are expected to increase 1 to 2% in North America and Europe, down 12% to 15% in Latin America and increase 3% in Asia.

Gross Margin

Gross margin percentage was down slightly for the quarter and year to date comparison. Increased pension and healthcare costs in North America, additional expense primarily related to the 2001 recall of certain microwave oven hood combination products, lower Befiex tax credits in Latin America (see “Other Matters”) and global pricing pressures more than offset manufacturing productivity gains in North America and Europe, and lower compensation expense.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales improved slightly for the quarter and remained slightly favorable on a year to date basis. Benefits from the restructuring program, and lower compensation costs, the non-cash curtailment gain and other cost containment efforts were offset by increased pension and healthcare benefits expense in North America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(CONTINUED)

Other Income and Expense

Interest income and sundry income (expense) increased marginally for the quarter and was $8 million favorable for the year to date period. The year ago year-to-date periods included significant foreign currency losses related to the devaluation of the Argentine peso and the imposition of currency controls in Argentina. Interest expense increased $1 million in the quarter and year to date periods due to increased average debt levels resulting from the 2002 acquisitions, offset by a lower interest rate environment.

Income Taxes

The effective income tax rate was 34 percent for the quarter and 35 percent year to date versus rates of 36 percent and 35 percent for the year ago periods. The lower effective tax rate was due to a change in the earnings mix among regions in addition to federal, foreign and state tax credits and planning initiatives.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2003 and 2002 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company’s main source of liquidity is cash generated from operating activities, consisting of net earnings adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities in the first six months of 2003 was $19 million compared to $156 million used in 2002. The improvement versus last year was due to lower product recall spending and the payment of taxes on the realized gain from the sale of a portfolio of cross-currency interest rate swaps. These improvements were partially offset within other operating accounts, primarily other accrued expenses and working capital. Within net working capital, inventory and accounts receivable cash flow compared to the six month period last year were largely offsetting and reflect a strong December 2002 sales month which resulted in low inventories and high receivables.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the six months ended June 30, 2003 were $144 million compared to $117 million. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(CONTINUED)

Financing Activities

The company’s net borrowings, adjusted for currency fluctuations, increased $217 million from year-end due to seasonal working capital needs. During the six months ended June 30, 2003, $200 million of the company’s 9% Debentures matured and were repaid using short-term notes payable.

Dividends to shareholders totaled $47 and $46 million for the six months ended June 30, 2003 and 2002, respectively.

In the first quarter of 2002, the company purchased $46 million (0.7 million shares) in treasury stock under its stock repurchase plan. The company also redeemed $25 million in preferred stock from our discontinued finance company. Offsetting a majority of these prior year cash outflows were $81 million in proceeds from the exercise of company stock options for the six month period ended June 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY

The financial position of the company remained strong at June 30, 2003. Total assets are $7.2 billion and stockholders’ equity is $1.0 billion versus $6.6 billion and $0.7 billion at December 31, 2002, respectively. The increase in equity is primarily attributed to net earnings retention for the year to date period of $185 million.

On February 15, 2000, the company announced that the Board of Directors approved an extension of its stock repurchase program to $1 billion. The company has purchased 12.7 million shares at a cost of $683 million through June 30, 2003, none of which was purchased during 2003.

The company maintains an $800 million five-year committed credit agreement, scheduled to mature in June 2006, and a committed $400 million 364-day credit agreement, scheduled to mature in May 2004. These credit agreements support the company’s commercial paper programs and other operating needs. Through June 30, 2003, there have not been any borrowings under these agreements, which represent the company’s total committed credit lines. The company is in full compliance with its bank covenants and none of its material debt agreements require accelerated repayment in the event of a decrease in credit ratings. The company’s debt continues to be rated investment grade by Moody’s (Baa1), Standard & Poor’s (BBB+) and Fitch (A-). A security rating is not a recommendation to buy, sell or hold securities. Security ratings are subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The company guarantees the indebtedness of Wellmann, a European affiliate, and certain customers of its Brazilian subsidiary as discussed in Note C and H, respectively, to the consolidated condensed financial statements. The company does not expect these guarantees to have a material effect on its financial condition or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(CONTINUED)

The company believes its capital resources and liquidity position at June 30, 2003 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the company has access to capital markets in the U.S. and internationally.

OTHER MATTERS

In June 2003, the company announced a modification to its U.S. retiree healthcare plans affecting current active employees. The new plan is based on a Retiree Healthcare Savings Account (RHSA), which will be established for each active U.S.-paid employee retiring after December 31, 2003. The RHSA is designed to provide employees that retire from Whirlpool with a notional healthcare savings account for each year of continuous service, beginning at age 40. In June 2003, the company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree healthcare plan.

In the second quarter of 2003, the company recorded a pre-tax charge of $16 million ($11 million after-tax) primarily for final costs related to the previously announced 2001 microwave hood combination recall.

In July 2003, the company received a letter of intent from Alno, a prominent German kitchen cabinet manufacturer, with respect to the proposed sale of Wellmann. The company anticipates completing a definitive purchase agreement during the next several weeks, with the closing of the transaction expected to occur in the third quarter of 2003. The company believes that it will be able to timely complete such a sale, however, there is no assurance that this will be the case. Refer Note C to the consolidated condensed financial statements.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, were granted additional export incentives in connection with the Brazilian government’s export incentive program (Befiex). These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The company recognized credits of $0 and $5 million in the three and six months period ending June 30, 2003, respectively, and $9 and $22 million in the three and six months ended June 30, 2002, respectively, as a reduction of current excise taxes payable and, therefore, an increase in net sales. The company does not expect to recognize any additional credits beyond the $5 million recognized in the first quarter of 2003 until the calculation of the credit, which is currently under review, is confirmed by the Brazilian courts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(CONTINUED)

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the company. Management’s Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect the company’s current views with respect to future events and financial performance.

Certain statements contained in this quarterly report and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. The company’s forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Many factors could cause actual results to differ materially from the company’s forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of our global strategy to develop brand differentiation and brand loyalty; (4) our ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of our Latin American businesses operating in challenging and volatile environments; (6) continuation of our strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 21% of our consolidated net sales of $11 billion in 2002; (7) currency exchange rate fluctuations; (8) social, economic and political volatility in developing markets; (9) continuing uncertainty in the North American, Latin American, Asian and European economies; (10) changes in North America’s consumer preferences regarding how appliances are purchased; (11) the effectiveness of the series of restructuring actions the company has announced and/or completed through 2003; and (12) the threat of terrorist activities or the impact of war.

The company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures by the company in its filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(CONTINUED)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2003

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 15, 2003. At the meeting, the following items were voted on by shareholders:

a.	Messrs. Gary T. DiCamillo and Arnold G. Langbo and Ms. Kathleen J. Hempel were each elected to a term to expire in 2006.

Nominee	For	Against	Withheld
Gary T. DiCamillo	59,033,194	0	3,184,012
Kathleen J. Hempel	61,325,287	0	891,919
Arnold G. Langbo	59,013,748	0	3,203,458

Messrs. Cain, Fettig, Gilmour, Kilts, Marsh, Stern and Whitwam and Ms. Stoney each have terms of office as directors that continued after the 2003 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 2003.

A Current Report on Form 8-K dated April 21, 2003 pursuant to Item 9, “Regulation FD Disclosure,” to announce the Company’s earnings for the first quarter 2003.

A Current Report on Form 8-K dated June 12, 2003 pursuant to Item 5, “Other Events and Regulation FD Disclosure,” to announce changes to its U.S. retiree healthcare plans and to announce additional costs related to a product recall.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By	/s/ R. STEPHEN BARRETT, JR.
R. Stephen Barrett, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 11, 2003