Form 10-Q
period 2003-09-30
WHIRLPOOL CORP /DE/
filed 2003-11-12
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at September 30, 2003
Common stock, par value $1 per share	69,656,684

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIOD ENDED SEPTEMBER 30

(millions of dollars except share and dividend data)

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Net sales	$3,113	$2,759	$8,817	$8,070

EXPENSES:
Cost of products sold	2,418	2,114	6,844	6,198
Selling, general and administrative	491	443	1,385	1,284
Restructuring costs	—	3	—	17

	2,909	2,560	8,229	7,499

OPERATING PROFIT	204	199	588	571

OTHER INCOME (EXPENSE):
Interest income and sundry	(5)	—	(28)	(31)
Interest expense	(34)	(39)	(104)	(108)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	165	160	456	432
Income taxes	57	56	160	151

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	108	104	296	281
Equity in earnings (loss) of affiliated companies	—	—	—	(25)
Minority interests	(3)	(3)	(6)	(7)

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	105	101	290	249
Cumulative effect of change in accounting principle, net of tax	—	—	—	(613)

NET EARNINGS (LOSS)	$105	$101	$290	$(364)

Per share of common stock:
Basic earnings before cumulative effect of change in accounting principle	$1.51	$1.48	$4.21	$3.67
Cumulative effect of change in accounting principle, net of tax	—	—	—	(9.04)

Basic net earnings (loss)	$1.51	$1.48	$4.21	$(5.37)

Diluted earnings before cumulative effect of change in accounting principle	$1.48	$1.46	$4.14	$3.58
Cumulative effect of change in accounting principle, net of tax	—	—	—	(8.83)

Diluted net earnings (loss)	$1.48	$1.46	$4.14	$(5.25)

Dividends declared	$.34	$.34	$1.02	$1.02

Weighted-average shares outstanding (millions):
Basic	69.2	68.2	68.7	67.8
Diluted	70.9	69.0	69.9	69.4

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

WHIRLPOOL CORPORATION

(millions of dollars)

	(Unaudited) September 30 2003	December 31 2002
ASSETS

Current Assets
Cash and equivalents	$231	$192
Trade receivables, less allowances of (2003: $99; 2002 $94)	1,876	1,781
Inventories	1,368	1,089
Prepaid expenses	69	64
Deferred income taxes	150	83
Other current assets	181	118

Total Current Assets	3,875	3,327

Other Assets
Investment in affiliated companies	10	7
Goodwill, net	161	161
Other intangibles, net	185	182
Deferred income taxes	278	437
Prepaid pension costs	205	43
Other assets	146	136

	985	966

Property, Plant and Equipment
Land	89	87
Buildings	983	954
Machinery and equipment	5,118	4,793
Accumulated depreciation	(3,874)	(3,496)

	2,316	2,338

Total Assets	$7,176	$6,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$485	$221
Accounts payable	1,709	1,631
Employee compensation	280	273
Deferred income taxes	75	100
Accrued expenses	702	664
Restructuring costs	61	122
Other current liabilities	267	283
Current maturities of long-term debt	13	211

Total Current Liabilities	3,592	3,505

Other Liabilities
Deferred income taxes	123	117
Pension benefits	420	358
Postemployment benefits	482	487
Product warranty	59	57
Other liabilities	202	198
Long-term debt	1,113	1,092

	2,399	2,309

Minority Interests	62	78

Stockholders’ Equity
Common stock, $1 par value:	88	87
Shares authorized - 250 million
Shares issued - 88.2 million (2003); 87.1 million (2002)
Shares outstanding - 69.7 million (2003); 68.2 million (2002)
Paid-in capital	644	582
Retained earnings	2,204	1,985
Accumulated other comprehensive income (loss)	(913)	(999)
Treasury stock -18.6 million (2003); 18.9 million (2002)	(900)	(916)

Total Stockholders’ Equity	1,123	739

Total Liabilities and Stockholders’ Equity	$7,176	$6,631

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE PERIODS ENDED SEPTEMBER 30

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	877	$1,959	$(816)	$87	$(353)

Comprehensive loss
Net income (loss)	101	101
Unrealized loss on derivative instruments	(1)		(1)
Other, principally foreign currency items	(81)		(81)

Comprehensive loss	19		(82)

Common stock issued, net of treasury shares	2			—	2
Dividends declared on common stock	(23)	(23)

Ending balance, September 30, 2002	$875	$2,037	$(898)	$87	$(351)

Beginning balance	994	$2,123	$(915)	$87	$(301)

Comprehensive income
Net income	105	105
Unrealized gain (loss) on derivative instruments	8		8
Other, principally foreign currency items	(6)		(6)

Comprehensive income	107		2

Common stock issued	46			1	45
Dividends declared on common stock	(24)	(24)

Ending balance, September 30, 2003	$1,123	$2,204	$(913)	$88	$(256)

	Nine Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$1,458	$2,470	$(697)	$86	$(401)

Comprehensive loss
Net income (loss)	(364)	(364)
Unrealized loss on derivative instruments	(4)		(4)
Other, principally foreign currency items	(197)		(197)

Comprehensive loss	(565)		(201)

Common stock issued, net of treasury shares	51			1	50
Dividends declared on common stock	(69)	(69)

Ending balance, September 30, 2002	$875	$2,037	$(898)	$87	$(351)

Beginning balance	$739	$1,985	$(999)	$87	$(334)

Comprehensive income
Net income	290	290
Unrealized gain (loss) on derivative instruments	(13)		(13)
Other, principally foreign currency items	99		99

Comprehensive income	376		86

Common stock issued	79			1	78
Dividends declared on common stock	(71)	(71)

Ending balance, September 30, 2003	$1,123	$2,204	$(913)	$88	$(256)

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

WHIRLPOOL CORPORATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(millions of dollars)

	2003	2002
OPERATING ACTIVITIES
Net earnings (loss)	$290	$(364)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Cumulative effect of a change in accounting principle	—	613
Equity in net loss (earnings) of affiliated companies, less dividends received	—	25
Depreciation and amortization	330	291

Changes in assets and liabilities:
Trade receivables	(21)	(120)
Inventories	(212)	29
Accounts payable	(15)	(132)
Product recalls	8	(234)
Restructuring charges, net of cash paid	(70)	(25)
Taxes deferred and payable, net	46	150
Tax paid on cross-currency interest rate swap gain	—	(86)
Accrued pension	(114)	(19)
Other - net	24	107

Cash Provided By Operating Activities	266	235

INVESTING ACTIVITIES
Capital expenditures	(219)	(205)
Acquisitions of businesses, less cash acquired	(4)	(175)

Cash Used In Investing Activities	(223)	(380)

FINANCING ACTIVITIES
Net proceeds of short-term borrowings	246	171
Proceeds of long-term debt	1	16
Repayments of long-term debt	(178)	(50)
Dividends paid	(71)	(69)
Purchase of treasury stock	—	(46)
Redemption of WFC preferred stock	(33)	(25)
Common stock issued under stock plans	55	82
Other	(29)	(76)

Cash (Used In) Provided By Financing Activities	(9)	3

Effect of Exchange Rate Changes on Cash and Equivalents	5	9

Increase (Decrease) in Cash and Equivalents	39	(133)
Cash and Equivalents at Beginning of Period	192	316

Cash and Equivalents at End of Period	$231	$183

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2003 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report for the year ended December 31, 2002.

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

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars, except per share data)	2003	2002	2003	2002
Compensation cost included in earnings as reported (net of tax benefits)	$3	$2	$7	$11
Pro forma total fair value compensation cost (net of tax benefits)	$6	$5	$16	$20

Net earnings (loss)
As reported	$105	$101	$290	$(364)
Pro forma	$102	$98	$281	$(373)
Basic net earnings (loss) per share
As reported	$1.51	$1.48	$4.21	$(5.37)
Pro forma	$1.47	$1.44	$4.08	$(5.50)
Diluted net earnings (loss) per share
As reported	$1.48	$1.46	$4.14	$(5.25)
Pro forma	$1.44	$1.42	$4.01	$(5.38)

Diluted net earnings per share of common stock include the dilutive effect of stock options. For the three months ended September 30, 2003 and 2002, approximately 1,326,000 and 2,248,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

For the nine months ended September 30, 2003 and 2002, approximately 1,832,000 and 1,410,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation which had no effect on net income reported for the period.

NOTE B – NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Intepretation of Accounting Research Bulletin No. 51” (Interpretation or FIN 46). The Interpretation requires consolidation, beginning December 31, 2003, of entities in which the company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the company has a controlling financial interest, typically through ownership of a majority voting interest in an entity. As previously disclosed, the company was reviewing the impact of FIN 46 on Wellmann, a German kitchen cabinet manufacturer. During the quarter, the company’s equity in Wellmann was sold to Alno, a prominent German kitchen cabinet manufacturer, and in connection with the sale, the company obtained a 10% interest in Alno. The company will be performing an analysis in the fourth quarter to determine whether it holds a variable interest in Alno. Currently, the company does not expect that the adoption of FIN 46 will materially impact the company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not materially impact the company’s financial position or results of operations.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

NOTE C – GOODWILL AND OTHER INTANGIBLES

The company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and recorded a non-cash after-tax goodwill impairment charge of $613 million, or $8.83 per diluted share as a cumulative effect of change in accounting principle, in the nine months ended September 30, 2002.

Since December 31, 2002, there have been no changes in the operating segments’ carrying amounts for goodwill. As of September 30, 2003, the operating segments’ goodwill carrying amounts were as follows: North America $157 million and Latin America $4 million.

The company’s other intangible assets were comprised of the following:

(millions of dollars)	September 30 2003	December 31 2002
Trademarks (indefinite-lived)	$55	$49
Patents and non-compete agreements	2	5
Pension related	128	128

Total other intangible assets, net	$185	$182

Accumulated amortization totaled $24 million at September 30, 2003 and $21 million at December 31, 2002.

NOTE D – INVENTORIES

Inventories consist of the following:

(millions of dollars)	September 30 2003	December 31 2002
Finished products	$1,197	$928
Raw materials and work in process	312	297

	1,509	1,225
Less excess of FIFO cost over LIFO cost	141	136

	$1,368	$1,089

The increase in inventories was principally driven by increased sales and the impact of foreign currencies.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

NOTE E – RESTRUCTURING CHARGES

Details of the 2003 restructuring liabilities through September 30 were as follows:

(millions of dollars)	Balance at January 1 2003	Charge to Earnings	Cash Paid	Translation	Balance at September 30 2003
Termination costs	$116	$—	$(65)	$10	$61
Non-employee exit costs	6	—	(6)	—	—

Total	$122	$—	$(71)	$10	$61

As of September 30, 2003, an additional 1,048 employees had left the company since December 31, 2002. These employee departures were related to prior announcements under the company’s restructuring program.

NOTE F – RELATED PARTY TRANSACTIONS

The company repurchased 700,000 shares of its common stock during the nine months ended September 30, 2002 from the company’s U.S. pension plan at a total cost of $46 million. The shares were repurchased from the pension plan at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase. See Note K – Subsequent Events, related to the purchase of 976,300 shares in October 2003.

NOTE G – GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

The company guarantees bills of exchange related to Wellmann, a German kitchen cabinet manufacturer, in which the company previously held a 49.5% interest. The company sold its interest in Wellmann to Alno, a prominent German kitchen cabinet manufacturer, during the quarter ended September 30, 2003. However, the guarantees related to the outstanding bills of exchange will remain in place until expiration in January 2004. These bills of exchange are short-term agreements, usually for 90 days, which allow the issuer to convert its receivables into cash, less a minor fee paid to the bank. The bills of exchange are issued both by the company for loans made to Wellmann and by Wellmann for its trade accounts receivable. In the event Wellmann defaults on its

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

obligations under any of the bills of exchange, the company would be liable for the related amounts. The company has limited recourse against the assets of Wellmann in the event of its insolvency. As of September 30, 2003 and December 31, 2002, the company had approximately $18 million and $30 million of guarantees outstanding for the bills of exchange related to Wellmann.

The company also has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of September 30, 2003 and December 31, 2002, these amounts totaled $70 million and $66 million, respectively. The only recourse the company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.6 billion and $1.4 billion at September 30, 2003 and December 31, 2002, respectively. The company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $431 million and $212 million at September 30, 2003 and December 31, 2002, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The reconciliation of the changes in product warranty reserves for the nine months ended September 30, 2003 were as follows:

(millions of dollars)	2003
Balance at January 1	$128
Warranties issued	198
Settlements made	(181)
Other - translation	3

Balance at September 30	$148

Current portion	89
Non-current portion	59

Total	$148

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

Commitments and Contingencies

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is currently of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

NOTE H — GEOGRAPHIC SEGMENTS

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

The company’s chief operating decision maker reviews each operating segment’s performance based upon operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before certain other excluded charges described below. Total assets by segment are those assets directly associated with the respective operating activities. The “Other and (Eliminations)” column primarily includes corporate expenses, assets and eliminations, as well as certain excluded charges described below. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other and (Eliminations). Restructuring and related charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the three and nine months ended September 30, 2003 there were no material restructuring and related charges. For the three and nine months ended September 30, 2002 the operating segments recorded total restructuring and related charges as follows: North America $7 and $24 million, Europe $7 and $20 million, Latin America $1 and $4 million, Asia $0 and $3 million and Corporate $1 and $3 million.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

(millions of dollars)

Three Months Ended September 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2003	$2,032	$704	$322	$91	$(36)	$3,113
2002	$1,814	$593	$300	$87	$(35)	$2,759

Intersegment sales
2003	$11	$81	$38	$34	$(164)	$—
2002	$13	$39	$34	$17	$(103)	$—

Depreciation and amortization
2003	$55	$26	$23	$4	$4	$112
2002	$54	$22	$18	$4	$4	$102

Operating profit (loss)
2003	$200	$36	$13	$2	$(47)	$204
2002	$204	$26	$25	$4	$(60)	$199

Total assets
September 30, 2003	$3,048	$2,307	$1,325	$526	$(30)	$7,176
December 31, 2002	$2,913	$2,015	$1,054	$516	$133	$6,631

Capital expenditures
2003	$31	$17	$19	$6	$2	$75
2002	$34	$21	$20	$5	$8	$88

Nine Months Ended September 30
Net sales
2003	$5,790	$1,896	$947	$301	$(117)	$8,817
2002	$5,369	$1,575	$950	$283	$(107)	$8,070

Intersegment sales
2003	$36	$262	$116	$82	$(496)	$—
2002	$48	$110	$104	$38	$(300)	$—

Depreciation and amortization
2003	$168	$74	$62	$11	$15	$330
2002	$149	$56	$63	$12	$11	$291

Operating profit
2003	$579	$80	$55	$9	$(135)	$588
2002	$618	$56	$63	$16	$(182)	$571

Total assets
September 30, 2003	$3,048	$2,307	$1,325	$526	$(30)	$7,176
December 31, 2002	$2,913	$2,015	$1,054	$516	$133	$6,631

Capital expenditures
2003	$88	$55	$59	$9	$8	$219
2002	$68	$45	$57	$10	$25	$205

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(continued)

(UNAUDITED)

NOTE I – RETIREE HEALTHCARE PLAN CURTAILMENT GAIN

During the nine months ended September 30, 2003, the company announced a modification to its U.S. retiree healthcare plans affecting current active employees. The new plan is based on a Retiree Healthcare Savings Account (RHSA), which will be established for each active U.S. paid employee retiring after December 31, 2003. The RHSA is designed to provide employees that retire from Whirlpool with a notional healthcare savings account for each year of continuous service, beginning at age 40. In June 2003, the company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree healthcare plan.

NOTE J —ACQUISITIONS

Polar:

One June 5, 2002, the company acquired 95% of the shares of Polar S.A. (Polar), a leading major home appliance manufacturer in Poland. During 2003, the Company acquired the remaining 5% of the shares of Polar. The operations of Polar have been included in the company’s European operating segment.

Vitromatic:

On July 3, 2002, the company acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (now called Whirlpool Mexico), an appliance manufacturer and distributor in Mexico. Prior to that time the company’s 49% ownership in Whirlpool Mexico was accounted for as an equity investment. The operations of Whirlpool Mexico have been included in the company’s North America operating segment.

NOTE K – SUBSEQUENT EVENTS

On October 24, 2003, the company agreed to buy 976,300 shares of Whirlpool common stock from the Whirlpool pension plan. The price per share was $67.265 which was the average of the high and low prices of the day on October 24, 2003. The total purchase price was $65.7 million and was made pursuant to the stock repurchase program authorized by the Board of Directors of the Company on February 15, 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The consolidated condensed statements of operations summarize operating results for the three and nine months ended September 30, 2003 and 2002. All comparisons are to 2002, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Earnings

Net earnings for the current quarter were $105 million, or $1.48 per diluted share, versus net earnings of $101 million, or $1.46 per diluted share for the third quarter 2002. Current quarter performance benefited from higher sales volumes and improved operating efficiencies driven by the company’s ongoing productivity improvement efforts and restructuring actions. These improvements were partially offset by increased pension and healthcare costs and continued competitive pricing pressures. For the year-to-date period, net earnings were $290 million, or $4.14 per diluted share, compared to a loss of $364 million, or $5.25 per diluted share, during the same period in 2002. The year ago period included a charge of $613 million, net of tax, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, $22 million, net of tax, related to the asset impairment in the company’s investment in Wellmann, and $37 million, net of tax, for restructuring related activities.

Net Sales

Total units sold increased 8% for the quarter. Net sales increased 13% for the quarter, or 9% excluding currency fluctuations. Year-to-date total units sold increased 6%, or 3% excluding acquisitions. Net sales year-to-date increased 9%, or 5% excluding currency fluctuations and acquisitions.

	Three Months Ended September 30			Nine Months Ended September 30
(millions of dollars)	2003	2002	Change	2003	2002	Change
Net Sales:
North America	$2,032	$1,814	12%	$5,790	$5,369	8%
Europe	704	593	19%	1,896	1,575	20%
Latin America	322	300	7%	947	950	—
Asia	91	87	5%	301	283	6%
Other/eliminations	(36)	(35)	—	(117)	(107)	—

Consolidated	$3,113	$2,759	13%	$8,817	$8,070	9%

Significant regional trends were as follows:

•

North America unit volumes increased 13% and 8% for the quarter and year to date periods, respectively. Excluding the Whirlpool Mexico acquisition, the year to date unit volumes were up 4%. The increase in unit volume is due to increased consumer demand for Whirlpool and KitchenAid branded products. The strong home building market was also a contributor to the significant increase in unit volume. Net sales increased 12% for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

the quarter, or approximately 12% excluding the impact of currency fluctuations. For the year to date period, net sales increased 8%, or approximately 5% excluding currency and the Whirlpool Mexico acquisition. Improved product mix contributed to the increase in net sales within the region.

•	European unit volumes increased 7% and 4% for the quarter and year to date periods, respectively, reflecting an increase in demand in all major markets despite continuing weak economic conditions throughout the region. Excluding the Polar acquisition, the year to date unit volumes were up 2%. Net sales increased 19% for the quarter, or approximately 5% excluding the impact of currency fluctuations. For the year to date period, net sales increased 20%, or approximately 1% excluding currency and acquisitions. The increase is largely due to the favorable Euro – U.S. dollar translation impact.

•	Latin America unit volumes decreased 13% and 4% for the quarter and year to date periods, respectively. The unit decline during the quarter and year to date periods resulted from an unfavorable macroeconomic environment and poor consumer confidence. Net sales for the region increased 7% for the quarter, and excluding the impact of currency fluctuations, net sales increased marginally. For the year to date period, net sales remain flat, and excluding the impact of currency fluctuations, net sales increased 9%.

•	Asia’s unit shipments increased 3% and 4% for the quarter and year to date periods due to continued strong growth in India and China coupled with the introduction of new products. Net sales increased 5% and 6% for the quarter and year to date periods due to higher volumes and currency fluctuations offset by continued slowdown in our Hong Kong market, which remains down significantly post-SARS. Excluding currency fluctuations, net sales remained flat for the quarter and increased 2% for the year to date period.

For the full year 2003, appliance industry shipments are expected to increase 2 to 3% in North America, increase 2 to 3% in Europe, decrease 12 to 14% in Latin America and increase 5% in Asia.

Gross Margin

Gross margin percentage was down slightly for the quarter and year to date comparison. Increased pension and healthcare costs in North America, negative currency impacts from products imported into North America, lower demand and higher material costs in Latin America and competitive pricing pressures in most markets more than offset record levels of manufacturing productivity and restructuring benefits.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales improved slightly for the quarter and remained flat on a year to date basis. Benefits from the restructuring program, significant cost controls, the second quarter non-cash retiree healthcare plan curtailment gain and other cost containment efforts were offset by increased pension and healthcare benefits expense in North America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Other Income and Expense

Interest Income and Sundry Income (Expense) of $(5) and $(28) million for the quarter and year-to-date periods, respectively, were $5 million unfavorable and $3 million favorable as compared to the same periods in 2002. The quarter’s results primarily reflect higher foreign currency losses in Latin America. Reduced overall borrowings, the repayment of the $200 million, 9% debentures in March 2003, and the lower interest rate environment combined to reduce interest expense by $5 million and $4 million for the quarter and year-to-date periods.

Income Taxes

The consolidated effective income tax rate was 34.5 percent for the quarter and 35.1 percent year to date versus 35.0 percent for the year ago quarter and cumulative year to date periods. The lower effective tax rate for the quarter was due to a change in the earnings mix among regions in addition to federal, foreign and state tax credits and planning initiatives.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2003 and 2002 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company’s main source of liquidity is cash generated from operating activities, consisting of net earnings (loss) adjusted for non-cash operating items such as the cumulative effect of changes in accounting principle, equity earnings (losses) of affiliates, gains (losses) on disposal of assets and depreciation and amortization, as well as changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 2003 was $266 million compared to $235 million in 2002. The improvement versus last year was due to lower product recall spending and the payment of taxes during 2002 on the realized gain from the sale of a portfolio of cross-currency interest rate swaps. These improvements were partially offset within other operating accounts, primarily the voluntary pension contribution, other accrued expenses and working capital.

Investing Activities

The principal recurring investing activities are property, plant and equipment additions. Net property additions for the first nine months were $219 million in 2003 versus $205 million in the 2002 period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear. The improvement versus last year was due to lower acquisition spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Financing Activities

The company’s net borrowings, adjusted for currency fluctuations, increased $69 million from year-end due to seasonal working capital needs. During the nine months ended September 30, 2003, $200 million of the company’s 9% debentures matured and were repaid using short-term notes payable.

Dividends to shareholders totaled $71 and $69 million for the nine months ended September 30, 2003 and 2002, respectively.

The company also redeemed $33 and $25 million in 2003 and 2002, respectively, in preferred stock from its discontinued finance company, Whirlpool Financial Corporation. The company received proceeds of $55 and $82 million related to the exercise of company stock options for the nine month period ended September 30, 2003 and 2002, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The financial position of the company remained strong at September 30, 2003. Total assets are $7.2 billion and stockholders’ equity is $1.1 billion at September 30, 2003 compared to $6.6 billion and $0.7 billion at December 31, 2002. The increase in equity is primarily attributed to net earnings retention for the year to date period of $219 million.

On February 15, 2000, the company announced that the Board of Directors approved an extension of its stock repurchase program to $1 billion. The company had purchased 12.7 million shares at a cost of $684 million through September 30, 2003, none of which was purchased during 2003. See “Other Matters” related to the stock repurchase made in October 2003.

The company maintains an $800 million five-year committed credit agreement, scheduled to mature in June 2006, and a committed $400 million 364-day credit agreement, scheduled to mature in May 2004. These credit agreements support the company’s commercial paper programs and other operating needs. Through September 30, 2003, there have not been any borrowings under these agreements, which represent the company’s total committed credit lines. The company is in full compliance with its bank covenants and none of its material debt agreements require accelerated repayment in the event of a decrease in credit ratings. The company’s debt continues to be rated investment grade by Moody’s (Baa1), Standard & Poor’s (BBB+) and Fitch (A-). A security rating is not a recommendation to buy, sell or hold securities. Security ratings are subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The company guarantees the indebtedness of Wellmann, a former European affiliate, and certain customers of its Brazilian subsidiary as discussed in Note G to the consolidated condensed financial statements. The company does not expect these guarantees to have a material effect on its financial condition or liquidity.

The company believes its capital resources and liquidity position at September 30, 2003 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the company has access to capital markets in the U.S. and internationally.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

OTHER MATTERS

During the quarter ended September 30, 2003, the company contributed $164 million to its U.S. pension plans, of which, $162 million was voluntary. The voluntary contribution is expected to reduce future pension contributions as well as limit projected pension expense increases in 2004.

On October 24, 2003, the company agreed to buy 976,300 shares of Whirlpool common stock from the Whirlpool pension plan. The price per share was $67.265 which was the average of the high and low prices of the day on October 24, 2003. The total purchase price was $65.7 million and was made pursuant to the stock repurchase program authorized by the Board of Directors of the company on February 15, 2000.

During 2003, the company announced a modification to its U.S. retiree healthcare plans affecting current active employees. The new plan is based on a Retiree Healthcare Savings Account (RHSA), which will be established for each active U.S. paid employee retiring after December 31, 2003. The RHSA is designed to provide employees that retire from Whirlpool with a notional healthcare savings account for each year of continuous service, beginning at age 40. In June 2003, the company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree healthcare plan.

During the second quarter of 2003, the company recorded a pre-tax charge of $16 million ($11 million after-tax) primarily for final costs related to the previously announced 2001 microwave hood combination recall.

During the quarter ended September 30, 2003, the company completed the sale of Wellmann to Alno, a prominent German kitchen cabinet manufacturer. Previously, the company held a 49.5% ownership interest in Wellmann, and in connection with the sale, the company obtained a 10% interest in Alno. The sale did not have a material impact to the company’s financial position or results of operations.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, were granted additional export incentives in connection with the Brazilian government’s export incentive program (Befiex). These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The company recognized credits of $0 and $5 million in the three and nine months ended September 30, 2003, respectively, and $9 and $31 million in the three and nine months ended September 30, 2002, respectively, as a reduction of current excise taxes payable and, therefore, an increase in net sales. The company does not expect to recognize any additional Befiex credits beyond the $5 million recognized in the first quarter of 2003 until the calculation of the credit, which is currently under review, is confirmed by the Brazilian courts.

For the initiatives announced through September 30, 2003 in connection with the December 2000 restructuring plan, the company expected to eliminate approximately 7,200 employees of which approximately 6,000 had left the company through September 30, 2003. The reduction in positions due to restructuring has been partially offset by an increase in the number of employees in other areas of the company. The company has utilized cash on hand and cash generated from operations to fund the restructuring initiatives.

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

The company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended September 30, 2003

Item 6. Exhibits and Reports on Form 8-K

a.	The following are included herein:

	Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	The registrant filed the following Current Report on Form 8-K for the quarterly period ended September 30, 2003.

A Current Report on Form 8-K dated July 24, 2003 pursuant to Item 12, Results of Operations and Financial Condition, announcing second-quarter 2003 net earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ R. Stephen Barrett, Jr.
R. Stephen Barrett, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 12, 2003