Form 10-K
period 2003-12-31
WHIRLPOOL CORP /DE/
filed 2004-03-12
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code (269) 923-5000

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

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,186,853,343.

On February 23, 2004, the registrant had 68,588,956 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2004 annual meeting of stockholders (the “Proxy Statement”)	Part III

PART I

ITEM 1.    Business.

General

Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. The Company manufactures in 13 countries under nine major brand names and markets products to distributors and retailers in more than 170 countries. As of December 31, 2003, the Company had approximately 68,000 employees. As used herein, and except where the context otherwise requires, the terms “Company” and “Whirlpool” include Whirlpool Corporation and its consolidated subsidiaries.

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

The following table sets forth information regarding the total net sales contributed by each class of similar products which accounted for 10% or more of the Company’s consolidated net sales in 2003, 2002, and 2001.

	Percent in 2003	Year ended December 31 (millions of dollars)
Class of Similar Products		2003	2002	2001
Home Laundry Appliances	32%	$3,856	$3,381	$3,096
Home Refrigerators and Freezers	29%	$3,465	$3,272	$3,106
Home Cooking Appliances	16%	$1,903	$1,672	$1,603
Other	23%	$2,952	$2,691	$2,538

Net Sales	100%	$12,176	$11,016	$10,343

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

The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. (“Sears”) for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and a major supplier to Sears of dishwashers, freestanding ranges, home refrigerators and freezers, and microwave-hood combinations. The Company supplies products to Sears for sale under Sears’ Kenmore brand name. Sears has also been a major outlet for the Company’s Whirlpool and KitchenAid brand products since 1989. In 2003, approximately 18% of the Company’s net sales were attributable to sales to Sears.

In Europe, Whirlpool markets and distributes its major home appliances under the Whirlpool, Bauknecht, Ignis, Laden, and Polar brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in Western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, and Morocco and representative offices in Russia, Ukraine, Kazakhstan, Yugoslavia, and Slovenia. In certain Eastern European countries, products bearing the Whirlpool, Polar, and Ignis brand names are sold through distributors. The Company manufactures refrigerators and freezers and markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa. Whirlpool’s European operations also sell products carrying the Whirlpool, Bauknecht, and Ignis brand names to distributors and dealers in Africa and the Middle East.

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

Competition

The major home appliance business is highly competitive. In most major markets throughout the world, 2003 was a challenging year in the industry with rising material costs (particularly steel) and intense price competition. In North America, there has been continued polarization in retail distribution channels with most retailers either (1) offering little or no customer service and competing solely on the basis of price, or (2) providing value added services coupled with a brand building strategy. The Company firmly believes that it can best compete in the current environment by providing value added products and services under its strong brand names.

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

The Company believes that in Europe it is, in terms of units sold, one of the largest manufacturers and marketers of major home appliance products, out of approximately 35 European manufacturers, the majority of which manufacture a limited range of products for a specific geographic region. There continues to be significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that some merger and acquisition activity will continue. The Company believes that its Pan European organizational structure and strategy of marketing brand names that are recognized throughout the region are competitive advantages in the European market.

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

In Asia, the major home appliance market is characterized by low saturation and, as a result, rapid growth (except in Japan and South Korea). The Asian market is served by approximately 50 manufacturers or marketers of varying size and position on a country-by-country basis. The Company believes that it is one of the industry leaders in the Indian market and it continues to establish itself throughout the remainder of the region.

Competition in most of the Company’s markets is based upon a wide variety of factors, including, principally, product features, price, product quality and performance, service, warranty, advertising, and promotion. As a result of its global position, the Company believes it has a competitive advantage by reason of its ability to leverage engineering capabilities across regions, transfer best practices, purchase raw materials and component parts in large volumes, and economically produce a finished product.

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

Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company’s business. The Company is licensed under a number of patents, none of which individually is considered material to its business. The Company is the owner of a number of trademarks and registrations therefor in the U.S. and foreign countries. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, Estate, Roper, and Acros. The most important trademarks owned by the Company in Europe are Whirlpool, Bauknecht, and Ignis. In Latin America, the most important trademarks owned by the Company are Whirlpool, Brastemp, and Consul. The most important trademark owned by the Company in Asia is Whirlpool.

Expenditures for Company-sponsored research and engineering activities relating to the development of new products and the improvement of existing products are included in Note 1 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

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

The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with such provisions worldwide amounted to approximately $26 million in 2003, $32.5 million in 2002, and $23 million in 2001. It is estimated that in 2004 environmental capital expenditures and expenses for manufacturing operations will be approximately $25 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2004.

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

For information on product recalls, see Note 14 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For an update of the global restructuring plan announced by the Company in December 2000, see Note 13 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on the Company’s acquisitions in Poland, Mexico, and China, see Note 4 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For certain other financial information concerning the Company’s business segments and foreign and domestic operations, see Notes 1 and 17 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

Executive Officers of the Registrant

The following table sets forth the names of the Company’s executive officers at December 31, 2003, the positions and offices with the Company held by them at such date, the year they first became executive officers, and their ages at December 31, 2003:

Name	Office	First Became an Executive Officer	Age

David R. Whitwam	Director, Chairman of the Board and Chief Executive Officer	1985	61

Jeff M. Fettig	Director, President and Chief Operating Officer	1994	46

R. Stephen Barrett, Jr.	Executive Vice President and Chief Financial Officer	2002	50

Paulo F. M. Periquito	Executive Vice President and President, Latin America	1997	57

David L. Swift	Executive Vice President, North American Region	2001	45

Michael D. Thieneman	Executive Vice President and Chief Technology Officer	1997	55

Michael A. Todman	Executive Vice President and President, Whirlpool Europe	2001	46

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2004 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for (a) Mr. Swift who, prior to joining the Company in October 2001, for the previous 20 years held various executive or administrative positions with the Eastman Kodak Company, the most recent being President, Kodak Professional Group, and (b) Mr. Barrett who, prior to joining the Company in September 2002, for the previous 24 years held various financial and executive positions with Procter & Gamble Co., the most recent being Vice President, Finance for P&G’s European-based global Fabric and Home Care business.

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

ITEM 2.    Properties.

The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. At December 31, 2003, the principal manufacturing operations of the Company were carried on at 41 locations worldwide, 31 of which are located in 12 countries outside the United States. The Company occupied a total of approximately 48.7 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 14.3 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3.    Legal Proceedings.

Information with respect to legal proceedings can be found under the heading “Contingencies” in Note 9 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 23, 2004, the number of holders of record of the Company’s common stock was approximately 8,078.

High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Company’s common stock for each quarter during the years 2003 and 2002 are set forth below:

Market Price	High	Low	Close
4Q 2003	$73.35	$65.52	$72.65
3Q 2003	$71.95	$62.25	$67.77
2Q 2003	$65.66	$48.41	$63.70
1Q 2003	$57.92	$42.80	$49.03

4Q 2002	$55.99	$39.23	$52.22
3Q 2002	$66.36	$44.79	$45.86
2Q 2002	$78.20	$63.45	$65.36
1Q 2002	$79.80	$61.85	$75.55

Cash dividends declared on the Company’s common stock for each quarter during the years 2003 and 2002 are set forth in Note 18 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 6.    Selected Financial Data.

The selected financial data for the five years ended December 31, 2003 with respect to the following line items are shown under the “Eleven Year Consolidated Statistical Review” contained in the Financial Supplement to this report: Total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See “Management’s Discussion and Analysis” contained in the Financial Supplement to this report.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Information with respect to market risk can be found under the caption “Market Risk” in “Management’s Discussion and Analysis” contained in the Financial Supplement to this report.

ITEM 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2003 and 2002 is set forth in Note 18 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

Information regarding the Company’s executive officers is included in Item 1 of Part I of this report.

Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance appears under the captions “Directors and Nominees for Re-Election as Directors,” “Board of Directors and Corporate Governance—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement which is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer (controller). The text of the Company’s code of ethics is posted on its website at www.whirlpoolcorp.com; click on the “Governance” tab, and then “Code of Ethics.” The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the Company’s website within five business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Tom Filstrup

Investor Relations

Whirlpool Corporation

2000 North M-63

Mail Drop 2800

Benton Harbor, MI 49022-2692

Telephone: (269) 923-3189

Whirlpool has also adopted written charters for its Audit, Finance, Human Resources, and Corporate Governance and Nominating Committees, and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.whirlpoolcorp.com; click on the “Governance” tab, and then “Board of Directors.” Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11.    Executive Compensation.

Information with respect to compensation of executive officers and directors of the Company can be found under the captions “Executive Compensation,” “Stock Option Grants and Related Information,” “Stock Option Exercises and Holdings,” “Long-Term Incentive Awards,” “Agreements with Executive Officers,” “Retirement Benefits,” “Human Resources Committee Interlocks and Insider Participation,” and “Compensation of Directors” in the Proxy Statement which is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership by any person(s) known to the Company to beneficially own more than 5% of the Company’s stock and by each director of the Company, each named executive officer of the Company, and all directors and executive officers of the Company as a group can be found under the captions “Security Ownership” and “Beneficial Ownership” in the Proxy Statement which is incorporated herein by reference.

Information relating to securities authorized under equity compensation plans can be found under the caption “Equity Compensation Plan Information” in the Proxy Statement which is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions.

None.

ITEM 14.    Principal Accounting Fees and Services.

Information relating to the Company’s auditors and the Audit Committee’s pre-approval policies can be found under the caption “Matters Relating to Auditors” in the Proxy Statement which is incorporated herein by reference. The “Audit Committee Report” is not incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1. The financial statements and related notes, and reports of independent auditors and management, listed in the Table of Contents to the Financial Supplement to this report. Individual financial statements of the registrant’s affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

2. “Schedule II—Valuation and Qualifying Accounts” contained in the Financial Supplement to this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. The exhibits listed in the “Exhibit Index” attached to this report.

(b)	Reports on Form 8-K filed during the fourth quarter of 2003:

1. A Current Report on Form 8-K for October 14, 2003 pursuant to Item 5—“Other Events” announced the mailing of a summary of the 2002 annual report for the Whirlpool 401(k) Plan to members of the Plan.

2. A Current Report on Form 8-K for October 21, 2003 pursuant to Item 5—“Other Events” announced the appointment of Michael F. Johnston to Whirlpool’s Board of Directors. This 8-K also announced, pursuant to Item 12—“Results of Operations and Financial Condition,” the Company’s third quarter 2003 earnings.

3. A Current Report on Form 8-K for December 16, 2003 pursuant to Item 5—“Other Events” announced an increase in the Company’s first quarter 2004 dividend. This 8-K also reaffirmed the Company’s previously announced 2003 full-year earnings guidance.

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

Signature		Title		Date
DAVID R. WHITWAM* David R. Whitwam		Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	ý ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï þ ï ï ï ï ï ï ï ï ï ï ï þ
JEFF M. FETTIG* Jeff M. Fettig		Director, President and Chief Operating Officer (Principal Operating Officer)
R. STEPHEN BARRETT, JR.* R. Stephen Barrett, Jr.		Executive Vice President and Chief Financial Officer (Principal Financial Officer)
ROY W. TEMPLIN* Roy W. Templin		Vice President and Controller (Principal Accounting Officer)
GARY T. DICAMILLO* Gary T. DiCamillo		Director
ALLAN D. GILMOUR* Allan D. Gilmour		Director
KATHLEEN J. HEMPEL* Kathleen J. Hempel		Director		March 12, 2004
MICHAEL F. JOHNSTON* Michael F. Johnston		Director
JAMES M. KILTS* James M. Kilts		Director
ARNOLD G. LANGBO* Arnold G. Langbo		Director
PAUL G. STERN* Paul G. Stern		Director
JANICE D. STONEY* Janice D. Stoney		Director
*By:	/s/ DANIEL F. HOPP Daniel F. Hopp	Attorney-in-Fact

WHIRLPOOL CORPORATION

FINANCIAL SUPPLEMENT

TO 2003 ANNUAL REPORT ON FORM 10-K, AND

TO 2004 PROXY STATEMENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is the largest global manufacturer of major appliances worldwide with 2003 revenues of $12.2 billion and net earnings of $414 million. The Company’s four reportable segments are based on geography and consist of North America (64% of revenue), Europe (22% of revenue), Latin America (11% of revenue), and Asia (3% of revenue). The Company is the market share leader in North America and Latin America and has significant market presence in Europe, India and China. Whirlpool’s brands and operations worldwide have received well-deserved recognition for accomplishments in a variety of business and social efforts, including energy efficiency leadership, community involvement, support of women’s issues, and excellence in design, to name a few.

The Company’s growth strategy over the past several years has been to introduce innovative new products, continue to expand its global footprint, add or enhance distribution channels and evaluate potential acquisitions which enhance the Company’s innovative global product offering.

The Company monitors country economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, existing home sales and mortgage refinancing as key indicators of industry demand. Management also focuses on country, brand, product and channel market share, average sales values, and profitability when assessing and forecasting financial results. The Company also focuses on total cost productivity, which includes material and conversion costs, as it continues to reduce its total global costs to operate the business and fund future growth.

The Company has, and will continue to evaluate its global operating platform to strengthen Whirlpool’s brand leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

Management’s Discussion and Analysis discusses the results of operations, cash flow, financial condition and liquidity, contractual obligations and cash requirements, other matters, critical accounting policies and estimates, new accounting pronouncements, market risk and forward-looking statements.

Included within the results of operations and financial condition and liquidity section is management’s forward-looking perspective. In addition, the Company has included comments regarding regional business unit performance, where appropriate.

RESULTS OF OPERATIONS

The consolidated statements of operations summarize operating results for the last three years. This section of Management’s Discussion and Analysis highlights the main factors affecting changes in the Company’s financial condition and results of operations and should be read along with the Consolidated Financial Statements.

NET SALES

The total number of units sold in 2003 increased 5.6% over 2002. Consolidated net sales increased 10.5% over 2002, which includes a positive impact from currency fluctuations. Excluding currency impact, net sales increased approximately 7%. Excluding currency fluctuations and the acquisitions of Vitromatic (Whirlpool Mexico) and Polar, as described in Note 4 to the Consolidated Financial Statements, the total number of units and dollars sold increased approximately 4% and 5%,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

respectively. Consolidated net sales in 2002 were up approximately 7% over 2001 after excluding the negative currency impact. The tables below provide the breakdown of units and sales by region.

In thousands	2003	Change	2002	Change	2001
Units Sold:
North America	26,146	7.5%	24,324	13.6%	21,404
Europe	11,591	5.1	11,024	2.0	10,803
Latin America	4,269	(2.7)	4,386	(7.4)	4,738
Asia	2,346	2.9	2,279	11.2	2,050
Other/eliminations	(37)	—	(31)	—	(36)

Consolidated	44,315	5.6%	41,982	7.8%	38,959

Millions of dollars	2003	Change	2002	Change	2001
Net Sales:
North America	$7,875	7.8%	$7,306	11.0%	$6,581
Europe	2,691	22.4	2,199	6.9	2,058
Latin America	1,350	6.7	1,266	(14.9)	1,487
Asia	416	6.6	391	4.8	373
Other/eliminations	(156)	—	(146)	—	(156)

Consolidated	$12,176	10.5%	$11,016	6.5%	$10,343

Significant regional trends were as follows:

•	In 2003, North American unit volumes increased 7.5% versus 2002. Volume increases were driven by the full year acquisition impact of Whirlpool Mexico, strong performance in Canada, and volume gains in Whirlpool and KitchenAid brands, partially offset by weaker Kenmore shipments. Excluding the acquisition of Whirlpool Mexico, North American unit volumes increased 5%. The North American net sales increase adjusted for acquisitions and currency impact was slightly greater than growth in unit volumes due to favorable brand mix as well as the introduction of higher sales value innovative products. The Company’s market share in the region was essentially flat, with gains in Whirlpool brands offset by lower Kenmore performance. In 2002, net sales increased slightly less than unit volumes when compared to 2001 due, in part, to the acquisition of Whirlpool Mexico combined with competitive pricing pressures and reduced average sales values.

•	European unit volumes increased 5.1% versus 2002. Excluding the acquisition of Polar, unit volumes increased 4%. Net sales increased 22.4% due primarily to positive currency impact. Excluding currency impact and the Polar acquisition, net sales increased approximately 3%, lagging unit growth due to marketplace pricing pressures. The region experienced improvement in industry volumes as overall economic indicators and consumer confidence edged up in several key markets within the region. European unit volumes increased 2% in 2002 when compared to 2001 and net sales increased by a larger percentage due to the Polar acquisition and currency impact.

•

Appliance unit volumes in Latin America declined 2.7% versus 2002 due primarily to the weak economic environment in the region. Overall demand in Brazil declined by 11% for the year. The region’s sales increased 6.7% and increased approximately 9% excluding currency impact when compared to 2002, mainly the result of price increases necessitated by higher material costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Unit shipments and net sales were 7.4% and 14.9% lower, respectively, in 2002 versus 2001 due in part to a volatile political and economic environment in the region. The significant currency devaluation in Brazil negatively impacted 2002 demand and net sales.

•	Asia’s unit volumes increased 2.9% over 2002, while net sales increased by 6.6%. Excluding currency impact, net sales increased approximately 1%. The region experienced a number of challenges which negatively impacted its performance, including significant pricing pressures in China and India. In 2002, unit sales and net sales increased 11.2% and 4.8% versus 2001, respectively. Product mix and pricing pressures combined to reduce the benefit of higher volumes.

GROSS MARGIN

The consolidated gross margin percentage in 2003 decreased 60 basis points versus 2002 due primarily to higher U.S. pension and medical expenses coupled with reduced Befiex credits, an increase in expense due to the decline of the U.S. dollar and higher material costs in Latin America. The higher expense was partially offset by productivity improvements in North America and Europe and lower restructuring and related expense. The consolidated gross margin percentage declined slightly in 2002 versus 2001 with continued global pricing pressures and lower pension and Befiex credits offsetting productivity improvements. The table below outlines the gross margin percentages by region, excluding the impact of the 2003, 2002 and 2001 restructuring related charges of $7 million, $43 million and $53 million, respectively, from the regional percentages. The Company believes this comparison of gross margin percentages excluding restructuring related charges provides management and shareholders a better understanding of the ongoing performance of the regions. The Company evaluates segment performance based upon each segment’s operating income, which exclude, among others, one-time charges (See Note 17). The restructuring related charges are included in the consolidated percentages in each of the three years presented.

	2003	Change		2002	Change		2001
Gross Margin
North America	22.6%	(1.0)	pts	23.6%	0.1	pts	23.5%
Europe	23.6	1.4		22.2	0.9		21.3
Latin America	19.6	(3.8)		23.4	(2.6)		26.0
Asia	20.7	(3.0)		23.7	(2.5)		26.2

Consolidated(1)	22.6%	(0.6)	pts	23.2%	(0.2)	pts	23.4%

(1)	Restructuring charges included in consolidated, excluded in regions.

Significant regional trends were as follows:

•	North American gross margin decreased 100 basis points compared to 2002 primarily due to increased pension and medical expense partially offset by productivity improvements. The improvement in 2002 versus 2001 was due to productivity improvements partially offset by lower pension credits and increased warranty costs.

•	The European gross margin increased versus 2002 due to an improvement in the product and brand mix and productivity improvements partially offset by pricing pressures. European operations continue to realize savings from ongoing restructuring efforts in Europe. In 2002, the gross margin increased from 2001 levels due to productivity improvements and the benefits from the restructuring efforts.

•	Latin American gross margin declined versus 2002 due to significantly higher material costs, and reduced Befiex credits. The decline was partially offset by higher appliance pricing. Price

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

increases throughout the year helped mitigate the margin erosion but were not enough to offset the increase in materials costs. The 2002 gross margin declined over 2001 due to lower sales levels and higher materials costs.

•	The Asian gross margin declined versus 2002 due to significant pricing pressure across the region and unfavorable product mix. Asian gross margin decreased in 2002 versus 2001 due to unfavorable product mix and pricing pressures.

SELLING, GENERAL AND ADMINISTRATIVE

Consolidated selling, general and administrative expenses in 2003, as a percent of consolidated net sales, remained relatively unchanged versus 2002 and 2001. Higher pension and freight costs in North America were partially offset by cost controls on discretionary spending. The European increase in 2003 was a result of expense reclassification into selling, general and administrative expenses, while Latin America’s improvement was primarily driven by lower bad debt expense in 2003. Asia’s higher selling, general and administrative expenses, as a percent of sales, were due to increased operating reserves. The table below outlines the selling, general and administrative expenses as a percentage of sales by region, excluding the impact of 2003, 2002 and 2001 restructuring related charges of $4 million, $17 million and $9 million, respectively, from the regional amounts. The Company believes this comparison of selling, general and administrative expenses excluding restructuring related charges provides management and shareholders a better understanding of the ongoing performance of the regions. The Company evaluates segment performance based upon each segment’s operating income, which exclude, among others, one-time charges (See Note 17). The restructuring related charges are included in the “Corporate/Other” line.

Millions of dollars	2003	As a % of Sales	2002	As a % of Sales	2001	As a % of Sales
Selling, general & administrative expenses
North America	$970	12.3%	$894	12.2%	$788	12.0%
Europe	510	19.0	407	18.5	386	18.8
Latin America	175	13.0	189	15.0	250	16.8
Asia	79	19.0	70	17.8	74	19.9
Corporate/Other	182	—	176	—	141	—

Consolidated	$1,916	15.7%	$1,736	15.8%	$1,639	15.8%

PRODUCT RECALLS

During 2001, the Company recognized a total of $295 million of pre-tax charges ($181 million after-tax) related to two separate product recalls. These charges were recorded as a separate component of operating profit. During 2002, Whirlpool recognized additional recall related pre-tax charges of approximately $9 million for one of these recalls. Additionally, in 2003, the Company recognized pre-tax charges of $16 million primarily for final expenses related to the 2001 recall of microwave oven hood units. Beyond this, the Company expects that no further liability will be incurred related to these two product recalls. See Note 14 to the Consolidated Financial Statements for a more detailed description of these charges.

RESTRUCTURING AND RELATED CHARGES

Restructuring initiatives resulted in pre-tax restructuring charges of $3 million, $101 million and $150 million in 2003, 2002 and 2001, respectively. These amounts have been identified as a separate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

component of operating profit. As a result of the Company’s restructuring activity, it also recognized $11 million, $60 million and $62 million, respectively, in pre-tax restructuring related charges during 2003, 2002 and 2001, respectively, which were recorded primarily within cost of products sold. See Note 13 to the Consolidated Financial Statements for a more detailed description of these charges and the Company’s restructuring program.

During the fourth quarter of 2002, the Company recognized the vast majority of remaining charges for the global restructuring plan that was originally announced in December of 2000. The plan, which had a total restructuring and related pre-tax cost of $387 million, is expected to result in more than $200 million in annualized savings once fully implemented. At December 31, 2003, a liability of $45 million remains for actions yet to be completed under the plan. Actions under the plan include the elimination of over 7,500 positions worldwide, of which approximately 6,900 had been eliminated as of December 31, 2003.

OTHER INCOME AND EXPENSE

Interest income and sundry expense, which includes foreign currency gains and losses, improved approximately 24% as compared to 2002. The improvement is largely attributable to lower foreign currency losses as well as lower losses in asset dispositions and a 2002 fire loss within a Mexican facility. Interest income and sundry expense increased slightly in 2002 when compared to 2001, due primarily to lower interest income.

Interest expense decreased $6 million versus 2002, which was $19 million lower than 2001. The decrease was attributable to a lower overall interest rate environment and a decrease in overall borrowings.

INCOME TAXES

The effective income tax rate from continuing operations was 35% in 2003, 39% in 2002, and 46% in 2001. The impact of restructuring and related charges, the write-off of the equity interest and advances to Wellmann, the goodwill impairment and the product recall related charges impacted the effective tax rates in 2002 and 2001. See the income tax rate reconciliation included in Note 15 to the Consolidated Financial Statements for a description of the significant items impacting the consolidated effective income tax rate.

EQUITY IN EARNINGS (LOSS) OF AFFILIATED COMPANIES AND MINORITY INTERESTS

The 2003 results improved $30 million versus 2002. The 2002 results were reduced by a $22 million after-tax impairment charge related to the Company’s minority investments in and advances to Wellmann, a German kitchen cabinet manufacturer. During 2003, the Company’s investment in the equity of Wellmann was sold to Alno, a prominent German kitchen cabinet manufacturer. The sale did not have a material impact to the Company’s financial position or results of operations. The 2002 results were also impacted by a $4 million charge incurred related to a minority interest in an Asian entity.

EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations were $414 million in 2003 versus $262 million and $34 million in 2002 and 2001, respectively. The significant increase in 2003 relates primarily to approximately $147 million of higher restructuring and related charges in 2002, the full year impact of acquisitions,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

strong volume growth, productivity improvements and an equity investment write-off, partially offset by an increase in expense due to the decline of the U.S. dollar. The significant increase in 2002 versus 2001 is due primarily to the product recall and restructuring expenses recognized in 2001.

Millions of dollars, except per share data	2003	2002	2001
Earnings from continuing operations	$414	$262	$34
Diluted earnings per share from continuing operations	5.91	3.78	0.50
Net earnings (loss)	414	(394)	21
Diluted net earnings (loss) per share	$5.91	$(5.68)	$0.31

DISCONTINUED OPERATIONS

As a result of the United Airlines bankruptcy filing in December 2002, the Company wrote off its related investment in leveraged aircraft leases during the fourth quarter of 2002. The write-off resulted in a non-cash charge to discontinued operations of approximately $68 million, or $43 million after-tax. These leveraged lease assets were part of the Company’s previously discontinued finance company, Whirlpool Financial Corporation.

During the second quarter of 2001, the Company wrote off an investment in a securitized aircraft portfolio that was also owned by Whirlpool Financial Corporation. The write-off, due primarily to the softening aircraft leasing industry, resulted in a loss from discontinued operations of $35 million, or $21 million after-tax.

Although most of its assets have been divested, Whirlpool Financial Corporation remains a legal entity with assets consisting primarily of a leveraged lease portfolio. The portfolio includes an investment in aircraft leveraged leases and is affected by the economic conditions of the aviation industry. As of December 31, 2003 and 2002, the portfolio totaled $42 million and $43 million, respectively, net of related reserves. See Note 5 to the Consolidated Financial Statements. The Company continues to monitor its arrangements with the lessees and the value of the underlying assets.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result of this adoption, the Company recorded a non-cash after-tax charge of $613 million in 2002.

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. The adoption of Statement No. 133 resulted in $8 million of income, net of tax, in the Company’s statement of operations and a $11 million decrease, net of tax, in stockholders’ equity in 2001.

See Notes 1 and 3 to the Consolidated Financial Statements for a more detailed description of these changes in accounting principles.

FORWARD-LOOKING PERSPECTIVE

Whirlpool enters 2004 with positive industry and economic momentum in North America and Europe, the Company’s two largest segments. The Company expects gradually improving economic conditions in these regions throughout the year. The Company anticipates that the North America and Europe regions will drive the majority of Whirlpool’s net earnings increase during 2004. Despite projected

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

increases in steel prices and raw materials, the Company’s efforts to improve total cost productivity are expected to offset the negative swings in the total manufacturing cost of its products. The Company is forecasting a 2% increase in industry demand in North America during 2004 and 3% in Europe.

Weak economic conditions in Latin America, higher material costs and unfavorable currency resulted in lower overall operating profit for its third largest segment during 2003. The Company expects gradual improvement in the economic environment during 2004 and is forecasting a 5% to 10% increase in overall demand. Higher material costs are expected to continue and will not be completely offset by productivity improvements. As a result, the Company will continue to raise prices on selected products. Finally, Whirlpool expects a gradual devaluation of the Brazilian real during the course of the year.

The Company expects to drive both growth and operating profit margin expansion in Asia, its smallest segment, during 2004. First, the Company will continue to expand its China procurement and technology base. This is a growing and important part of Whirlpool’s global operating platform. The Company will continue to expand its China domestic sales and increase finished goods exported to its global sales networks. The Company is revising its trade management strategy in India, a key market within the Asia region, which will allow the Company to improve the speed, flexibility and overall efficiency within its sales and distribution processes. This change in strategy will enable the Company to launch new product introductions more frequently and faster to the market as trade terms are reduced from 60 to 90 days, to 20 to 30 days. This initiative will be launched in the first quarter of 2004 and will be completed sometime in the second quarter of 2004. The Company expects this initiative will result in reduced volumes over the first half of 2004. The ongoing benefits of this program, including improved gross margins and cash flow, are expected to be realized starting in the latter part of the second quarter.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (Embraco), Brazilian subsidiaries, were granted additional export incentives in connection with the Brazilian government’s export incentive program (Befiex). These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The Company recognized credits of $5 million in 2003, $42 million in 2002 and $53 million in 2001 as a reduction of current excise taxes payable and therefore, an increase in net sales. The Company’s remaining credits are approximately $200 million at December 31, 2003. However, we do not expect to recognize additional Befiex credits until the calculation of the credit, which is currently under review, is confirmed by the Brazilian courts.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the last three years by classifying transactions into three major categories: operating, investing and financing activities.

OPERATING ACTIVITIES

Whirlpool’s main source of cash flow is from operating activities consisting of net earnings adjusted for changes in operating assets and liabilities such as receivables, inventories and payables and for non-cash operating items, such as depreciation.

The Company’s 2003 cash provided by operating activities benefited from higher earnings, primarily within our European and North American business segments as well as continued improvement in working capital management. Cash flow was negatively impacted by a voluntary after-tax pension contribution of $97 million to the Company’s U.S. pension plans. In comparison, after-tax U.S. pension contributions made during 2002 and 2001 were $5 million and $7 million, respectively. The 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

results were also negatively impacted by restructuring spending, primarily related to 2002 projects, as well as the timing of promotional payments. Combined, these negative 2003 cash outflows were essentially offset by the absence of $239 million in product recall spending which occurred during 2002. Cash provided by operating activities was also negatively impacted in 2002 by a one-time tax payment of $86 million on a cross-currency interest rate swap gain, which occurred during 2001. The decrease in 2002 versus 2001 relates primarily to the $239 million in product recall payments made during the year and to changes in deferred and current taxes.

INVESTING ACTIVITIES

The principal recurring investing activities are capital expenditures, which were $423 million, $430 million and $378 million in 2003, 2002 and 2001, respectively. Capital expenditures are incurred to support distinctive and innovative solutions for consumers which lead to new revenue growth. Expenditures are also made to support the Company’s global operating platform footprint moves to lower cost locations as well as replacement, regulatory and infrastructure changes.

During 2003, Whirlpool entered into separate sale-leaseback transactions whereby the Company sold and leased back four of its owned properties. Proceeds related to the sale-leaseback transactions, net of related fees, were approximately $65 million.

On November 18, 2002, the Company acquired the remaining 20% interest in Whirlpool Narcissus Shanghai Company Limited (“Narcissus”) for $9 million. Subsequent to the purchase, Narcissus was renamed Whirlpool Home Appliance (Shanghai) Co. Ltd. In accordance with the purchase agreement, 40% of the purchase price was paid during 2002, 40% was paid during 2003 and the remaining 20% will be paid in 2004.

On July 3, 2002, Whirlpool acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (Whirlpool Mexico), an appliance manufacturer and distributor in Mexico. The aggregate purchase price was $151 million in cash plus assumption of outstanding debt at the time of acquisition, which totaled $143 million.

On June 5, 2002, the Company acquired 95% of the shares of Polar S.A. (Polar), a leading major home appliance manufacturer in Poland. The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. During 2003, Whirlpool acquired the remaining 5% of the shares of Polar.

On October 5, 2001, the Company closed its position in a portfolio of cross currency interest rate swaps resulting in the receipt of $209 million.

FINANCING ACTIVITIES

Total repayments of short-term and long-term debt, net of new borrowings, were $208 million, $236 million and $579 million in 2003, 2002 and 2001, respectively.

During March 2003, the Company redeemed its $200 million 9% Debentures using short-term notes payable.

In July 2001, Whirlpool issued 300 million Euro denominated 5.875% Notes, due 2006. The proceeds were used for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Dividends paid to stockholders totaled $94 million, $91 million and $113 million in 2003, 2002 and 2001. The large payment in 2001 was affected by the timing of funding for the fourth quarter 2000 dividend, which was paid on January 2, 2001.

Under its stock repurchase program, Whirlpool purchased approximately 1 million shares ($65 million) in 2003, 0.7 million shares ($46 million) in 2002 and 0.7 million shares ($43 million) in 2001. See Other Matters for stock repurchases subsequent to December 31, 2003 and Note 11 to the Consolidated Financial Statements for additional detail on the Company’s stock repurchase program.

The Company also redeemed $33 million and $25 million in 2003 and 2002, respectively, in preferred stock of its discontinued finance company, Whirlpool Financial Corporation. See Note 8 to the Consolidated Financial Statements for additional detail on the Whirlpool Financial Corporation preferred stock.

Whirlpool received proceeds of $65 million in 2003, $80 million in 2002 and $81 million in 2001 related to the exercise of Company stock options. The Company’s stock option program is discussed in Notes 1 and 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the Company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impact the Company’s cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. The Company finances its working capital fluctuations primarily through the commercial paper markets in the U.S., Europe and Canada, which are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The Company has access to long-term funding in the U.S., European and other public bond markets.

The Company’s financial position remains strong. At December 31, 2003, Whirlpool’s total assets were $7.4 billion versus $6.6 billion at December 31, 2002. Stockholders’ equity increased from $0.7 billion at the end of 2002 to $1.3 billion at the end of 2003. The increase in equity is primarily attributed to net earnings retention, a $118 million increase in equity to reduce the U.S. defined benefit pension plans’ minimum liability and $129 million increase in equity through foreign currency translation adjustments.

The Company’s overall debt levels have declined approximately $110 million. Cash flows from operations have been used to reduce the Company’s indebtedness.

In May 2003, Whirlpool renewed its existing $400 million committed 364 day credit facility for another 364 days. The Company also has a $800 million committed credit facility that was entered into on June 1, 2001 and matures in 2006. These committed facilities support commercial paper programs and other operating needs. There were no borrowings under these facilities during 2003 or 2002. Whirlpool was in full compliance with its bank covenants throughout both 2003 and 2002. None of the Company’s material debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees the indebtedness of Wellmann, a former European affiliate, and certain trade related obligations of customers of Wellmann and a Brazilian subsidiary as discussed in Note 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

to the Consolidated Financial Statements. As of December 31, 2003 and December 31, 2002, the Company had approximately $18 million and $30 million, respectively, of guarantees outstanding for the bills of exchange related to Wellmann, which expired in January and February 2004. The Company will continue to provide guarantees of certain trade related obligations of customers of Wellmann, however, the amounts are expected to be de minimus. Whirlpool does not expect these guarantees to have a material effect on its financial condition or liquidity.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments.

	Payments due by period
Millions of dollars	Total	2004	2005 & 2006	2007 & 2008	Thereafter
Debt obligations	$1,153	$19	$386	$136	$612
Operating lease obligations	266	68	108	65	25
Purchase obligations	187	34	84	61	8
Long-term liabilities(1)	71	71	—	—	—

Total	$1,677	$192	$578	$262	$645

(1)	The amounts in long-term liabilities include the Company’s expected 2004 minimum pension funding requirements and expected benefits payments to the unfunded pension and postretirement health care benefit plans. Required contributions for future years depend on certain factors that cannot be determined at this time.

The goal of the Company’s global operating platform is to strengthen Whirlpool’s brand leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. The Company intends to make additional investments to strengthen its competitiveness and brand leadership position in fiscal 2004. Capital spending is expected to increase to approximately $500 million in 2004 in support of the Company’s investment in innovative product technologies and its global operating platform initiatives.

In December 2003, Whirlpool Corporation’s Board of Directors announced a first quarter 2004 dividend of 43 cents per share, a 26% increase from the fourth quarter 2003 dividend of 34 cents per share. The dividend is payable on March 15, 2004, to holders of record at the close of business on February 27, 2004. If continued, the dividend will increase the Company’s annual dividend payments by approximately $24 million to $118 million.

The Company believes that its capital resources and liquidity position at December 31, 2003 coupled with its planned cash flow generated from operations in 2004 are adequate to support higher capital spending, a higher dividend payment and meet anticipated business needs to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally.

The Company expects to generate approximately $300 million of free cash flow during 2004 (defined as cash provided by operating activities plus proceeds from asset disposals less capital spending and dividends). Management intends to use these funds to reduce debt, repurchase stock and fund additional business opportunities as they become available.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

OTHER MATTERS

Pursuant to the Company’s stock repurchase program authorized by the Board of Directors, the Company repurchased a combined total 1 million shares of Whirlpool common stock in the open market subsequent to December 31, 2003, at an aggregate purchase price of $75 million.

While lower discount rates increased Whirlpool’s pension obligations during 2003, improvement in equity market performance during the year significantly increased the value of pension fund assets. Whirlpool also contributed approximately $103 million after-tax to the pension plans during 2003, of which $97 million was voluntary. As a result of these actions, the unfunded obligation declined, and the Company reduced its minimum pension liability equity charge by $118 million, after-tax, to $38 million during 2003. At December 31, 2003, the Company’s defined benefit pension plans still remain underfunded on a combined basis.

The Company recognized consolidated pre-tax pension cost (credits) of $78 million, $(37) million and $(70) million in 2003, 2002 and 2001, respectively. The Company currently expects that U.S. pension cost for 2004 will be approximately $60 million based upon an expected return on assets assumption of 8.75% and a lower discount rate of 6.00%. The $60 million compares to pension cost of $63 million in 2003. Consolidated pension cost in 2004 is anticipated to be approximately $72 million compared to $78 million in 2003.

The discount rate and expected return on asset assumptions used in determining the Company’s U.S. pension benefit obligations and costs are as follows:

	Discount rate	Expected return on assets
Benefit obligation—December 31
2003	6.00%	N/A
2002	6.75%	N/A

Pension cost
2004	6.00%	8.75%
2003	6.75%	8.75%
2002	7.50%	10.00%

The Company’s expected return on assets assumption of 8.75% is based on historical market returns between 1926 and 2003 applied to its target allocation of plan assets. The annualized discount rate approximates Moody’s Aa corporate bond rate at the measurement date. The Company uses a measurement date of December 31.

In addition, the Company sponsors plans to provide postretirement health care benefits for eligible retired U.S. employees. Eligible retirees are those who were full-time employees with 10 years of service who attained age 55 while in service with the Company. The postretirement health care plans are generally contributory with participants’ contributions adjusted annually and include cost-sharing provisions that limit the Company’s exposure for recent and future retirees. The plans are unfunded.

In June 2003, the Company announced a modification to its U.S. retiree health care plans that affects future retirees The new plan is based on a Retiree Healthcare Savings Account (RHSA), where notional accounts will be established for most active U.S. paid employees. The notional account reflects each year of service beginning at age 40 and is designed to provide employees who retire after December 31, 2003 from Whirlpool with notional funds to apply towards health care premiums. In

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

June 2003, the Company recorded a one-time curtailment gain of $13.5 million, net of tax, related to the modification of its retiree health care plan. The Company provides no significant postretirement medical benefits to non-U.S. employees.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. This law introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In general, accounting rules require that the changes in relevant laws and government benefit programs be considered in measuring postretirement benefit costs and the Accumulated Postretirement Benefit Obligation (APBO). However, certain accounting issues raised by the Act—in particular, how to account for the federal subsidy—are not explicitly addressed by FASB Statement 106. In addition, significant uncertainties exist for a plan sponsor both as to the direct effects of the Act and its ancillary effects on plan participants’ behavior and health care costs. The FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act until guidance is issued by the FASB. In accordance with FSP 106-1, the Company has elected to defer recognition of the effects of the Act. Accordingly, any measures of the APBO or net periodic postretirement benefit cost in the financial statements or the accompanying footnotes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

In September 2003, the Company completed the sale of Wellmann to Alno, a prominent German kitchen cabinet manufacturer. Previously, the Company held a 49.5% ownership interest in Wellmann, and in connection with the sale, the Company obtained a 10% interest in Alno. The sale did not have a material impact to the Company’s financial position or results of operations. The Company analyzed the provisions of FIN 46, “Consolidation of Variable Interest Entities”, with respect to its 10% interest in Alno and determined that Alno did not meet the definition of a variable interest entity under FIN 46.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. The original amount in dispute was approximately $25 million. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court has dismissed the counterclaim and a discretionary appeal of this dismissal has been requested. A final decision in the collection action is not expected for several years. The Company plans to continue to aggressively defend this matter, and at this point cannot reasonably estimate a possible range of loss.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has evaluated the accounting policies used in the preparation of the accompanying Consolidated Financial Statements and related notes and believes those policies to be reasonable and appropriate. The Company’s accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s critical accounting policies include the following:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment with the Company. The determination of the Company’s obligation and expense for these costs requires the use of certain assumptions. Those assumptions are included in Note 16 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on stock and bond market returns, interest rates on high quality bonds and medical cost inflation, respectively. As permitted by generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and accrued liability in such future periods. While the Company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the Company’s assumptions may materially affect its pension and other postretirement obligations and related future expense. As required by FAS 87, FAS 132 and FAS 106, Whirlpool’s pension and other postretirement benefit obligations as of December 31, 2003 and preliminary retirement benefit costs for the 2004 fiscal year were prepared using the assumptions that are determined as of December 31, 2003. The following table highlights the sensitivity of Whirlpool’s December 31, 2003 retirement obligations and 2004 retirement benefit costs of its U.S. plans to changes in the key assumptions used to determine those results:

Change in assumption	Estimated increase (decrease) in 2004 Pension Cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2003	Estimated increase (decrease) in 2004 Other Postretirement Benefits cost	Estimated increase (decrease) in Accumulated Postretirement Benefit Obligation for the year ended December 31, 2003
Millions of dollars
25 bps increase in discount rate	$(2.1)	$(48.4)	$(1.5)	$(19.1)

25 bps decrease in discount rate	$2.0	$49.9	$1.5	$19.7

25 bps increase in long-term return on assets	$(4.5)	N/A	N/A	N/A

25 bps decrease in long-term return on assets	$4.5	N/A	N/A	N/A

50 bps increase in discount rate	$(4.7)	$(95.5)	$(2.9)	$(37.7)

50 bps decrease in discount rate	$7.4	$101.1	$2.9	$40.0

50 bps increase in long-term return on assets	$(9.0)	N/A	N/A	N/A

50 bps decrease in long-term return on assets	$9.0	N/A	N/A	N/A

The analysis is an estimate only. These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results.

Income Taxes

As part of the process of preparing its Consolidated Financial Statements, the Company estimates its income taxes in each of the taxing jurisdictions in which its operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” These differences may result in deferred tax assets and liabilities, which are included

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

in the Company’s consolidated balance sheets. The Company is required to assess the likelihood that its deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable. If recovery is not likely, the Company provides a valuation allowance based on its estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income was lower than expected or if tax-planning strategies were not available as anticipated, the Company may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax asset would increase income in the period such determination is made. As of December 31, 2003, the Company had total deferred tax assets of $703 million, net of valuation allowances of $51 million (see Note 15 to the Consolidated Financial Statements). The Company’s effective tax rate has ranged from 35% to 46% over the past five years and has been influenced by restructuring and recall activity, tax planning strategies, and enacted legislation. A 1% increase in the Company’s effective tax rate would decrease earnings by approximately $6.5 million based on 2003 earnings. Future change in the effective tax rate is subject to several factors including enacted laws, tax planning strategies, and business profitability.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In the opinion of management, adequate provisions for income taxes have been made for all years.

Product Recall

The establishment of a liability for product recall expenses is occasionally required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units impacted by the recall, is the most significant factor in estimating the total cost of each recall. This rate is impacted by several factors, including the type of product, the year manufactured, age of the product sold and current and past experience factors. Significant differences between the Company’s assumptions and its actual experience or significant changes in its assumptions could have a material impact on the Company’s product recall reserves.

Befiex Credits

As discussed above, the Company’s Brazilian subsidiaries have been recognizing benefits under the Brazilian government’s export incentive program (Befiex) as an offset against current Brazilian federal excise tax on domestic sales. Since the initial granting of these credits in 1996, it has been the Company’s policy to recognize these credits as they have been monetized. There have, however, been ongoing legal proceedings relating to this program and it is presently under review within the Brazilian court system. The Company has chosen not to recognize any of the remaining credits of $200 million under the program until the Brazilian courts have confirmed the method used to calculate those remaining credits.

Warranty Obligations

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflect management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

events and circumstances could materially change the Company’s estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. See Note 9 to the Consolidated Financial Statements for a summary of the activity in the Company’s product warranty accounts for 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (Interpretation or FIN 46) as amended, December 2003. The Interpretation requires consolidation, beginning December 31, 2003, of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the Company has a controlling financial interest, typically through ownership of a majority voting interest in an entity. The adoption of FIN 46 did not materially impact the Company’s financial position or results of operations.

In December 2003, the FASB issued revised Statement No. 132 (SFAS 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 requires additional disclosures about the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods (see Note 16 to the Consolidated Financial Statements). This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of the revised SFAS 132 did not impact the Company’s financial position or results of operations.

MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices, which can affect the Company’s operating results and overall financial condition. Whirlpool manages its exposure to these market risks through its operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are entered into with a diversified group of investment grade counterparties to reduce its exposure to nonperformance on such instruments. The Company’s sensitivity analysis reflects the effects of changes in market risk but does not factor in potential business risks of the counterparties or appropriate use of instruments.

Whirlpool uses foreign currency forward contracts and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2003, a 10% unfavorable exchange rate movement in each currency in the Company’s portfolio of foreign currency forward contracts would have resulted in an incremental unrealized loss of approximately $121 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $111 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying exposures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The Company enters into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2003, a 10% unfavorable shift in commodity prices would have resulted in an incremental loss of approximately $4 million, while a 10% favorable shift would have resulted in an incremental gain of approximately $4 million.

Whirlpool utilizes interest rate swaps to hedge the Company’s interest rate risk. As of December 31, 2003, 10% shift in interest rates would have resulted in approximately an incremental $0.5 million gain or loss related to these contracts.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

Certain statements contained in this Financial Supplement, including those within the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in intensely competitive global markets; (3) the success of the Company’s global strategy to develop brand differentiation and brand loyalty; (4) the ability to control operating and selling costs and to maintain profit margins during industry downturns; (5) the success of the Latin American business operating in challenging and volatile environments; (6) continuation of the Company’s strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 18% of consolidated net sales of $12 billion in 2003; (7) currency exchange rate fluctuations; (8) social, economic, and political volatility in developing markets; (9) continuing uncertainty in the North American, Latin American, Asian and European economies; (10) changes in North America’s consumer preferences regarding how appliances are purchased; (11) the effectiveness of the series of restructuring actions the Company has announced and/or completed through 2003; (12) the threat of terrorist activities or the impact of war; (13) U.S. interest rates; (14) new Asian competitors; and (15) changes to the obligations as presented in the contractual obligations table.

The Company undertakes no obligation to update every forward-looking statement, and investors are advised to review disclosures in the Company’s filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31

(Millions of dollars, except per share data)

	2003	2002	2001
Net sales	$12,176	$11,016	$10,343
Expenses
Cost of products sold	9,407	8,464	7,925
Selling, general and administrative	1,916	1,736	1,639
Intangible amortization	4	14	28
Product recall costs	16	9	295
Restructuring costs	3	101	150

Operating profit	830	692	306
Other income (expense)
Interest and sundry income (expense)	(41)	(54)	(51)
Interest expense	(137)	(143)	(162)

Earnings From Continuing Operations Before Income Taxes and Other Items	652	495	93
Income taxes	228	193	43

Earnings From Continuing Operations Before Equity Earnings and Minority Interests	424	302	50
Equity in loss of affiliated companies	—	(27)	(4)
Minority interests	(10)	(13)	(12)

Earnings From Continuing Operations	414	262	34
Discontinued operations, net of tax	—	(43)	(21)
Cumulative effect of change in accounting principle, net of tax	—	(613)	8

Net Earnings (loss)	$414	$(394)	$21

Per share of common stock
Basic earnings from continuing operations	$6.03	$3.86	$0.51
Discontinued operations, net of tax	—	(0.62)	(0.32)
Cumulative effect of change in accounting principle, net of tax	—	(9.03)	0.12

Basic net earnings (loss)	$6.03	$(5.79)	$0.31

Diluted earnings from continuing operations	$5.91	$3.78	$0.50
Discontinued operations, net of tax	—	(0.62)	(0.31)
Cumulative effect of change in accounting principle, net of tax	—	(8.84)	0.12

Diluted net earnings (loss)	$5.91	$(5.68)	$0.31

Dividends	$1.36	$1.36	$1.36
Weighted-average shares outstanding: (millions)
Basic	68.7	67.9	66.7
Diluted	70.1	69.3	68.0

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31
	2003	2002
ASSETS
Current Assets
Cash and equivalents	$249	$192
Trade receivables, less allowances (2003: $113; 2002: $94)	1,913	1,781
Inventories	1,340	1,089
Prepaid expenses	62	64
Deferred income taxes	129	83
Other current assets	172	118

Total Current Assets	3,865	3,327

Other Assets
Investment in affiliated companies	11	7
Goodwill, net	165	161
Other intangibles, net	85	187
Deferred income taxes	268	437
Prepaid pension costs	357	43
Other assets	154	131

	1,040	966
Property, Plant and Equipment
Land	84	87
Buildings	1,004	954
Machinery and equipment	5,391	4,793
Accumulated depreciation	(4,023)	(3,496)

	2,456	2,338

Total Assets	$7,361	$6,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$260	$221
Accounts payable	1,944	1,631
Employee compensation	303	273
Deferred income taxes	48	100
Accrued expenses	701	664
Restructuring costs	45	122
Other current liabilities	269	283
Current maturities of long-term debt	19	211

Total Current Liabilities	3,589	3,505

Other Liabilities
Deferred income taxes	236	117
Pension benefits	298	358
Postemployment benefits	489	487
Product warranty	53	57
Other liabilities	198	198
Long-term debt	1,134	1,092

	2,408	2,309

Minority Interests	63	78

Stockholders’ Equity
Common stock, $1 par value:	88	87
Authorized—250 million shares
Issued—89 million shares (2003); 87 million shares (2002)
Outstanding—69 million shares (2003); 68 million shares (2002)
Paid-in capital	659	582
Retained earnings	2,276	1,985
Accumulated other comprehensive income (loss)	(757)	(999)
Treasury stock—20 million shares (2003); 19 million shares (2002)	(965)	(916)

Total Stockholders’ Equity	1,301	739

Total Liabilities and Stockholders’ Equity	$7,361	$6,631

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2003	2002	2001
Operating Activities
Net earnings (loss)	$414	$(394)	$21
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	613	(8)
Equity in losses of affiliated companies, less dividends received	—	27	4
Loss on disposition of assets	6	5	2
Loss on discontinued operations	—	43	21
Depreciation and amortization	427	405	396
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	4	(67)	116
Inventories	(127)	101	(26)
Accounts payable	163	63	230
Product recalls	6	(239)	239
Restructuring charges, net of cash paid	(89)	33	74
Taxes deferred and payable, net	55	157	(129)
Tax paid on cross currency interest rate swap gain	—	(86)	—
Accrued pension	(109)	(37)	(84)
Other—net	(6)	161	137

Cash Provided By Operating Activities	$744	$785	$993

Investing Activities
Capital expenditures	$(423)	$(430)	$(378)
Proceeds from sale of assets	75	27	31
Proceeds of cross-currency interest rate swaps	—	—	209
Acquisitions of businesses, less cash acquired	(4)	(179)	—

Cash Used for Investing Activities	$(352)	$(582)	$(138)

Financing Activities
Net proceeds of short-term borrowings	$7	$(165)	$(790)
Proceeds of long-term debt	6	6	301
Repayments of long-term debt	(221)	(77)	(90)
Dividends paid	(94)	(91)	(113)
Purchase of treasury stock	(65)	(46)	(43)
Redemption of WFC preferred stock	(33)	(25)	—
Common stock issued under stock plans	65	80	81
Other	(10)	(5)	1

Cash Used for Financing Activities	$(345)	$(323)	$(653)

Effect of Exchange Rate Changes on Cash and Equivalents	$10	$(4)	$—

Increase (Decrease) in Cash and Equivalents	$57	$(124)	$202
Cash and Equivalents at Beginning of Year	192	316	114

Cash and Equivalents at End of Year	$249	$192	$316

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

	Common Stock	Treasury Stock/ Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2000	$84	$(444)	$(495)	$2,539	$1,684
Comprehensive loss
Net earnings	—	—	—	21	21
Cumulative effect of change in accounting principle, net of tax of $9	—	—	(11)	—	(11)
Unrealized loss on derivative instruments	—	—	(6)	—	(6)
Minimum pension liability adjustment, net of tax of $4	—	—	(7)	—	(7)
Foreign currency items, net of tax of $3	—	—	(178)	—	(178)

Comprehensive loss					(181)

Common stock repurchased	—	(43)	—	—	(43)
Common stock issued	2	86	—	—	88
Dividends declared on common stock	—	—	—	(90)	(90)

Balances, December 31, 2001	$86	$(401)	$(697)	$2,470	$1,458

Comprehensive loss
Net loss	—	—	—	(394)	(394)
Unrealized loss on derivative instruments	—	—	(3)	—	(3)
Minimum pension liability adjustment, net of tax of $100	—	—	(151)	—	(151)
Foreign currency items, net of tax of $0	—	—	(148)	—	(148)

Comprehensive loss					(696)

Common stock repurchased, net of reissuances	—	(35)	—	—	(35)
Common stock issued	1	102	—	—	103
Dividends declared on common stock	—	—	—	(91)	(91)

Balances, December 31, 2002	$87	$(334)	$(999)	$1,985	$739

Comprehensive income
Net earnings	—	—	—	414	414
Unrealized loss on derivative instruments	—	—	(5)	—	(5)
Minimum pension liability adjustment, net of tax of $75	—	—	118	—	118
Foreign currency items, net of tax of $5	—	—	129	—	129

Comprehensive income					656

Common stock repurchased, net of reissuances	—	(49)	—	—	(49)
Common stock issued	1	77	—	—	78
Dividends declared on common stock	—	—	—	(123)	(123)

Balances, December 31, 2003	$88	$(306)	$(757)	$2,276	$1,301

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Operations

Whirlpool Corporation is the world’s leading manufacturer and marketer of major home appliances. The Company manufactures in 13 countries under 9 major brand names and markets products to distributors and retailers in more than 170 countries.

Principles of Consolidation

The Consolidated Financial Statements include all majority-owned subsidiaries. An investment consisting of a direct voting interest of 40% in an affiliated Company, principally engaged in the sale of major home appliances, is accounted for by the equity method. All intercompany transactions have been eliminated upon consolidation.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales are recorded when title passes to the customer. The point at which title passes is determined by the shipping terms, which generally designate a transfer of title to the customer as soon as the product is shipped. Allowances for estimated returns are made on sales of certain products based on historical return rates for the products involved.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. The Company’s policy is generally to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Freight and Warehousing Costs

Freight-out and warehousing costs included in selling, general and administrative expenses in the statements of operations were $576 million, $520 million and $497 million in 2003, 2002 and 2001, respectively.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (FIFO) cost, except U.S. production inventories, which are stated at last-in, first-out (LIFO) cost and Brazilian inventories, which are stated at average cost. Costs do not exceed realizable values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets. Useful lives for buildings range from 25 to 40 years and machinery and equipment range from 3 to 10 years. Assets recorded under capital leases are included in property, plant and equipment.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $325 million, $282 million and $231 million in 2003, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were $170 million, $176 million and $177 million in 2003, 2002 and 2001, respectively.

Foreign Currency Translation

The functional currency for the Company’s international subsidiaries and affiliates is typically the local currency. Certain international subsidiaries utilize the U.S. dollar as the functional currency.

Derivative Financial Instruments

The Company recognizes all of its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Changes in the fair value of hedge assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that are designated and qualify as hedging instruments, the Company must further designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation.

Cash flow hedges are hedges that use derivatives to offset the variability of expected future cash flows. The effective portion of the unrealized gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the unrealized gain or loss on the derivative instrument, if any, is recognized in other income (expense) in current earnings during the period of change.

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The gain or loss on a derivative instrument designated as a fair value hedge and the offsetting loss or gain on the hedged item are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values.

Net investment hedge designation refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. For those derivatives that qualify as net investment hedges, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. Any ineffective portion of net investment hedges is recognized in other income (expense) in current earnings during the period of change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For derivative instruments not designated as hedging instruments, the unrealized gain or loss is recognized in other income (expense) in current earnings during the period of change.

Stock-Based Employee Compensation

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” but has not adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had the Company elected to adopt the recognition provisions of SFAS No. 123, pro-forma net earnings (loss) and diluted net earnings (loss) per share would be as follows:

Year ended December 31—Millions of dollars, except per share data	2003	2002	2001
Compensation cost included in earnings as reported (net of tax benefits)	$13	$12	$16
Pro-forma total fair value compensation cost (net of tax benefits)	$25	$25	$29

Net earnings (loss)
As reported	$414	$(394)	$21
Pro-forma	402	(407)	8

Basic net earnings (loss) per share
As reported	$6.03	$(5.79)	$0.31
Pro-forma	5.86	(5.99)	0.12

Diluted net earnings (loss) per share
As reported	$5.91	$(5.68)	$0.31
Pro-forma	5.74	(5.87)	0.12

Net Earnings Per Common Share (in thousands)

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock based compensation plans. For the years ended December 31, 2003, 2002 and 2001, a total of 1,803 options, 1,885 options, and 619 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

(2) NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (Interpretation or FIN 46). The Interpretation requires consolidation, beginning December 31, 2003, of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were consolidated when the Company had a controlling financial interest, typically through ownership of a majority voting interest in an entity. The adoption of FIN 46 did not materially impact the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the FASB issued revised Statement No. 132 (SFAS 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 requires additional disclosures about the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of the revised SFAS 132 did not impact the Company’s financial position or results of operations.

(3) GOODWILL AND OTHER INTANGIBLES

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” and recorded a non-cash after-tax charge of $613 million, or $8.84 per diluted share, as a cumulative effect of a change in accounting principle. An additional impairment of $9 million, after-tax, was recognized as a charge to operations during the fourth quarter of 2002 relating to goodwill associated with an acquisition in Asia (see Note 4).

Under SFAS 142, goodwill is no longer amortized but is subject to an annual impairment analysis. The following table provides comparative net earnings (loss) and net earnings (loss) per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

Millions of dollars, except per share data	2003	2002	2001
Reported net earnings (loss)	$414	$(394)	$21
Goodwill amortization	—	—	27

Adjusted net earnings (loss)	$414	$(394)	$48

Basic earnings per share
Reported net earnings (loss)	$6.03	$(5.79)	$.31
Goodwill amortization	—	—	.40

Adjusted net earnings (loss)	$6.03	$(5.79)	$.71

Diluted earnings per share
Reported net earnings (loss)	$5.91	$(5.68)	$.31
Goodwill amortization	—	—	.40

Adjusted net earnings (loss)	$5.91	$(5.68)	$.71

The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2003:

Reporting Unit—Millions of dollars	Beginning of Year	Other	End of Year
North America	$157	$4	$161
Latin America	4	—	4

Total	$161	$4	$165

The $4 million increase in the carrying value of North America goodwill is related to the effects of currency translation for its Canadian subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Other intangibles are comprised of the following:

December 31—Millions of dollars	2003	2002
Trademarks (indefinite-lived)	$51	$49
Patents and non-compete agreements	1	5
Pension related	33	133

Total other intangible assets, net	$85	$187

The balances include trademarks acquired as part of the Whirlpool Mexico and Polar acquisitions (See Note 4) and intangible assets related to minimum pension liabilities (See Note 16). Accumulated amortization totaled $25 million and $21 million at December 31, 2003 and 2002.

(4) BUSINESS ACQUISITIONS / DISPOSITIONS

Whirlpool Mexico

On July 3, 2002, the Company acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (Whirlpool Mexico), an appliance manufacturer and distributor in Mexico. Prior to that date, the Company’s 49% ownership in Whirlpool Mexico was accounted for as an equity investment. Whirlpool Mexico has been included in the Consolidated Financial Statements within the North American operating segment since the acquisition date. The aggregate purchase price was $151 million in cash plus outstanding debt at the time of acquisition, which totaled $143 million. The transaction is expected to result in synergies and operational benefits, and generated goodwill of $89 million. The transaction also generated approximately $15 million in indefinite-lived intangible assets related to trademarks owned by Whirlpool Mexico.

The Whirlpool Mexico opening balance sheet is summarized (in millions) as follows:

ASSETS		LIABILITIES AND STOCKHOLDER’S EQUITY

Current assets		Current liabilities
Trade receivables, net	$130	Accounts payable	$112
Inventories	60	Notes payable	132
Other current assets	15

Total Current Assets	205	Total Current Liabilities	244

Other assets		Other liabilities
Property, plant and equipment	245	Other liabilities	80

Goodwill	89	Total Other Liabilities	80

Other intangibles	15
		Total Stockholder’s Equity	230

Total Assets	$554	Total Liabilities and Stockholder’s Equity	$554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Polar

On June 5, 2002, the Company acquired 95% of the shares of Polar S.A. (Polar), a leading major home appliance manufacturer in Poland. The results of Polar’s operations have been included in the Consolidated Financial Statements within the European operating segment since that date. The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. The transaction also generated $17 million in indefinite-lived intangible assets related to trademarks owned by Polar. The operations of Polar have been included in the Company’s European operating segment. During 2003, Whirlpool acquired the remaining 5% of the shares of Polar.

Other

On September 30, 2003, the Company completed the sale of its interest in Wellmann to Alno, a prominent German kitchen cabinet manufacturer. Previously, the Company held a 49.5% ownership interest in Wellmann, and in connection with the sale, the Company obtained a 10% interest in Alno. The sale did not have a material impact to the Company’s financial position or results of operations. The Company analyzed the provisions of FIN 46, with respect to its 10% interest in Alno and determined that Alno did not meet the definition of a variable interest entity under FIN 46.

On November 18, 2002, the Company acquired the remaining 20% interest in Whirlpool Narcissus Shanghai Company Limited (“Narcissus”) for $9 million. Subsequent to the purchase, the Company was renamed Whirlpool Home Appliance (Shanghai) Co. Ltd. (“Whirlpool Shanghai”). Whirlpool Shanghai is a home appliance manufacturing Company located in Shanghai, China. The transaction was largely necessitated by the exercise of a put option by the minority partner arising out of an amendment to the joint venture contract agreed to in February 1998. The purchase resulted in $9 million of goodwill which was subsequently written off as impaired goodwill under the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” The entity is now a wholly owned subsidiary of the Company.

(5) DISCONTINUED OPERATIONS

In 1997, the Company discontinued its financing operations, Whirlpool Financial Corporation (WFC), and sold the majority of its assets. The remaining assets consist primarily of an investment in a portfolio of leveraged leases which are recorded in other non-current assets in the balance sheets and totaled $42 million and $44 million, net of related reserves, at December 31, 2003 and 2002, respectively.

During the fourth quarter of 2002, the Company wrote off WFC’s investment in leveraged aircraft leases relating to United Airlines (UAL) as a result of UAL’s filing for bankruptcy protection. The write-off resulted in a non-cash charge of $68 million, or $43 million after-tax.

During the second quarter of 2001, the Company wrote off a portion of WFC’s investment in securitized aircraft leases. The write-off, due primarily to the softening aircraft leasing industry, resulted in a loss from discontinued operations of $35 million, or $21 million after-tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) INVENTORIES

December 31—Millions of dollars	2003	2002
Finished products	$1,118	$928
Work in process	64	71
Raw materials	284	226

	1,466	1,225
Less excess of FIFO cost over LIFO cost	(126)	(136)

Total inventories	$1,340	$1,089

LIFO inventories represent approximately 31% and 33% of total inventories at December 31, 2003 and 2002, respectively.

(7) ASSET IMPAIRMENTS

During the fourth quarter of 2003, the Company determined a production line would no longer be utilized in its Mexican operations. Accordingly, an impairment analysis was performed, and the total non-discounted future cash flows of the equipment was less than its carrying value. As a result, the Company recorded a $5 million after-tax impairment charge for the year ended December 31, 2003. The impairment charge is reflected in the cost of products sold line item in the consolidated statements of operations.

The Company recorded a $22 million after-tax impairment charge in the second quarter of 2002 related to its minority investments in and advances to Wellmann. The Company acquired its initial investment in this entity with its purchase of the appliance operations of Philips Electronics N.V. in 1989. Continued deterioration in the marketplace led to overcapacity in the wood cabinet industry, which resulted in the business revising its estimated future cash flows. These circumstances prompted the Company to conduct an impairment review, resulting in the above charge, which is reflected in equity earnings (loss) in the consolidated statements of operations. See Note 4 regarding the sale of the Company’s interest in Wellmann.

(8) FINANCING ARRANGEMENTS

Notes Payable and Debt

At December 31, 2003, the Company had committed unsecured revolving lines of credit available from banks totaling $1.2 billion. The lines of credit are comprised of a committed $800 million credit agreement which expires in June 2006, and a committed $400 million 364-day credit agreement maturing in May 2004. These committed lines support the Company’s commercial paper programs and other liquidity needs. The interest rate for borrowing under the credit agreements is generally based on the London Interbank Offered Rate plus a spread that reflects the Company’s debt rating. The credit agreements require that the Company maintain a maximum debt to EBITDA ratio and a minimum interest coverage ratio. At December 31, 2003, the Company was in compliance with its financial covenants. The credit agreements provide the Company with access to adequate and competitive funding under usual or unusual market conditions. During 2003, there were no borrowings outstanding under these credit agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable consist of the following:

December 31—Millions of dollars	2003	2002
Payable to banks	$170	$208
Commercial paper	90	13

Total notes payable	$260	$221

The fair value of the Company’s notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted average interest rate on notes payable was 3.8% and 5.7% at December 31, 2003 and 2002, respectively.

Long-term debt consists of the following:

December 31—Millions of dollars	2003	2002
Debentures—9% due 2003	$—	$200
Eurobonds (EUR 300 million)—5.875% due 2006	374	310
Debentures—9.1% due 2008	125	125
Notes—8.6% due 2010	325	325
Debentures—7.75% due 2016	243	243
Other (various interest rates with maturities of 2003-2012)	86	100

	$1,153	$1,303
Less current maturities	19	211

Total long-term debt, net of current maturities	$1,134	$1,092

Annual maturities of long-term debt in the next five years are $19 million, $5 million, $381 million, $9 million and $127 million.

The Company paid interest on short-term and long-term debt totaling $137 million, $141 million and $151 million in 2003, 2002 and 2001, respectively.

The fair value of long-term debt (including current maturities) was $1,323 million and $1,457 million as of December 31, 2003 and 2002, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

Preferred Stock

Although most of its assets have been divested, WFC remains a legal entity with assets consisting primarily of leveraged leases (see Note 5). WFC also has 17,500 shares of Series B preferred stock outstanding as of December 31, 2003 with a face value of $100 per share, an annual dividend of $6.55 per share and a mandatory redemption date of September 1, 2008. As of December 31, 2002, WFC had 349,300 shares of Series B preferred stock outstanding. On February 1, 2002, the Series C preferred stock was redeemed on the mandatory redemption date. The preferred stock amounts are included within minority interests in the consolidated balance sheets and the carrying amounts approximate fair value.

The preferred stockholders are entitled to vote together on a share-for-share basis with WFC’s common stockholder, Whirlpool Corporation. Preferred stock dividends are payable quarterly. At its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option, WFC may redeem the Series B at any time on or after September 1, 2003. WFC redeemed 331,800 shares of the series B preferred stock on September 1, 2003 at a price of $100 per share (at par). The redemption terms require the payment of any accrued unpaid dividends in addition to the applicable redemption premium if redeemed early. A total of $0.6 million was paid on September 1, 2003 related to dividends. The terms of the preferred stockholders agreement provided for an annual contribution, beginning September 1, 2003, of $1,750,000 to a sinking fund with a final payment of $26,250,000 due on the mandatory redemption date. The sinking fund contributions are not required due to the redemption of 95% of the outstanding Series B preferred stock on September 1, 2003.

The Company and WFC are parties to a support agreement. Pursuant to the agreement, if at the close of any quarter WFC’s net earnings available for fixed charges (as defined) for the preceding twelve months is less than a stipulated amount, the Company is required to make a cash payment to WFC equal to the insufficiency within 60 days of the end of the quarter. The Company was not required to make any payments under this agreement during 2003, 2002 or 2001. The support agreement may be terminated by either WFC or the Company upon 30 days notice provided that certain conditions are met. The Company has also agreed to maintain ownership of at least 70% of WFC’s voting stock.

(9) GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company guarantees bills of exchange related to Wellmann, a German kitchen cabinet manufacturer, in which the Company previously held a 49.5% interest. The Company sold its interest in Wellmann to Alno, a prominent German kitchen cabinet manufacturer, during the quarter ended September 30, 2003 (See Note 4). These bills of exchange are short-term agreements, usually for 90 days, which allow the (issuer) receiver to convert its receivables into cash, less a minor fee paid to the bank. The bills of exchange are issued both by the Company for loans made to Wellmann and by Wellmann for its trade accounts receivable. In the event Wellmann defaults on its obligations under any of the bills of exchange, the Company would be liable for the related amounts. The Company has limited recourse against the assets of Wellmann in the event of its insolvency. As of December 31, 2003 and December 31, 2002, the Company had approximately $18 million and $30 million, respectively, of guarantees outstanding for the bills of exchange related to Wellmann, which expired in January and February 2004. The Company will continue to provide guarantees of certain trade-related obligations of customers of Wellmann, however, the amounts are expected to be de minimus.

The Company also has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit, supporting purchases from the Company, at commercial banks following its normal credit policies. In the event that a customer was to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2003 and December 31, 2002, these amounts totaled $109 million and $66 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.7 billion and $1.4 billion at December 31, 2003 and December 31, 2002, respectively. The Company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $225 million and $212 million at December 31, 2003 and December 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The product warranty reserves increased in 2003 when compared to 2002 due to increased sales volume and final costs recognized in 2003 primarily related to final costs in connection with the 2001 recall (See Note 14).

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

December 31—Millions of dollars	2003	2002
Balance at January 1	$128	$108
Warranties issued during the period	262	228
Warranties acquired	—	7
Settlements made during the period	(248)	(214)
Other changes	6	(1)

Balance at December 31	$148	$128

Current portion	$95	$71
Non-current portion	53	57

Total	$148	$128

Commitments and Contingencies

Commitments

At December 31, 2003, the Company had noncancelable operating lease commitments totaling $266 million. The annual future minimum lease payments are detailed in the table below.

Millions of dollars
2004	$68
2005	61
2006	47
2007	37
2008	28
Thereafter	25

Total noncancelable operating lease commitments	$266

The Company’s rent expense was $84 million, $72 million and $98 million for the years 2003, 2002 and 2001, respectively.

Contingencies

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. The original amount in dispute was approximately $25 million. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court has dismissed the counterclaim and a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discretionary appeal of this dismissal has been requested. A final decision in the collection action is not expected for several years. The Company plans to continue to aggressively defend this matter, and at this point cannot reasonably estimate a possible range of loss.

The Company is party to other claims and litigation proceedings arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position.

(10) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices. Fluctuations in these rates and prices can affect the Company’s operating results and financial condition. The Company manages its exposure to these market risks through its operating and financing activities and through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Using derivative markets means assuming counterparty credit risk. Counterparty risk relates to the loss the Company could incur if a counterparty defaulted on a derivative contract. The Company deals only with investment-grade counterparties and monitors its overall credit risk and exposure to individual counterparties. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is generally the unrealized gains on such derivative contracts. The Company does not require, nor does it post, collateral or security on such contracts.

The following summarizes the outstanding derivative contracts at December 31, 2003 and 2002 and the exposures to which they relate:

		Notional Amount in
		Millions of dollars
Exposure	Derivative	2003	2002	Hedge Type	Term

Forecasted cross currency cash flows	Foreign exchange forwards	$652	$345	Cash flow or fair value hedge	Various, up to 36 months

Non-functional currency asset/liability	Foreign exchange forwards	$683	$533	Undesignated	Various, up to 12 months

Raw Material Purchases	Commodity swaps	$17	$29	Cash flow hedge	Various, up to 18 months

Floating Rate Debt	Interest rate swaps	$100	$100	Cash flow hedge	2006

Fixed Rate Debt	Interest rate swaps	$—	$200	Fair value hedge	2003

Forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. Non-functional currency asset and liability hedges are undesignated but relate primarily to short term payables and receivables and intercompany loans. Commodity swaps relate to raw material purchases (for example, copper and aluminum) used in the manufacturing process. Unrealized gains and losses on the above foreign currency exchange contracts and commodities swaps were not significant as of December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s $100 million interest rate swap maturing in 2006 is designated and is effective as a hedge of future cash payments and is treated as a cash flow hedge for accounting purposes. The fair value of this contract was a loss of $10 million as of December 31, 2003 and a loss of $12 million as of December 31, 2002.

The Company’s $200 million interest rate swap which matured in 2003 was designated and was effective as a hedge of the fair value of the fixed rate debt and was treated as a fair value hedge for accounting purposes. The fair value of this contract was a gain of $1 million as of December 31, 2002.

The Company has designated a portion of its euro-denominated fixed-rate debt as a hedge to protect the value of its net investments in its European subsidiaries. Translation adjustments related to this debt are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the year ended December 31, 2003, the Company recognized $16 million of net losses included in the cumulative translation adjustment related to this net investment hedge.

During the years ended December 31, 2003 and 2002, the Company’s gains and losses related to the ineffective portion of its hedging instruments were immaterial. The Company did not recognize any gains or losses during the years ended December 31, 2003 and 2002 for cash flow hedges that were discontinued because the forecasted transaction was not probable to occur.

The amount of unrealized gains and losses on derivative instruments included in other comprehensive income at December 31, 2003 that will be reclassified into earnings during 2004 is not material.

(11) STOCKHOLDERS’ EQUITY

On February 15, 2000, the Company announced that its Board of Directors approved an extension of the Company’s stock repurchase program to $1 billion. The additional $750 million share repurchase authorization extends the previously authorized $250 million repurchase program that was announced March 1, 1999. The shares are to be purchased in the open market and through privately negotiated sales as the Company deems appropriate. The Company has purchased 13.7 million shares at a cost of $749 million through December 31, 2003 under this stock repurchase program, of which 0.7 million shares ($43 million) were purchased in 2001, 0.7 million shares ($46 million) were purchased in 2002 and 1.0 million shares ($65 million) were purchased in 2003. The 2003 shares were purchased from one of the Company’s U.S. pension plans at an average cost of $67.24 per share, which was based upon an average of the high and low market prices on the date of purchase. The 2002 shares were purchased from one of the Company’s U.S. pension plans at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

Pursuant to the Company’s stock repurchase program authorized by the Board of Directors, the Company repurchased a combined total 1 million shares of Whirlpool common stock in the open market subsequent to December 31, 2003, at an aggregate purchase price of $75 million.

In addition to its common stock, the Company has 10 million authorized shares of preferred stock (par value $1 per share), none of which is outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss, net of tax, consists of:

Millions of dollars	2003	2002

Foreign currency translation adjustments	$(694)	$(823)
Derivative financial instruments	(25)	(20)
Minimum pension liability adjustments	(38)	(156)

Total	$(757)	$(999)

Preferred Stock Purchase Rights

One Preferred Stock Purchase Right (Rights) is outstanding for each share of common stock. The Rights, which expire May 22, 2008, will become exercisable 10 days after a person or group (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common stock (the Trigger Date) or 10 business days after the commencement, or public disclosure of an intention to commence, a tender offer or exchange offer by a person that could result in beneficial ownership of 15% or more of the outstanding common stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a Junior Participating Preferred Stock, Series B, par value $1.00 per share, of the Company at a price of $300 per one one-thousandth of a Preferred Share subject to adjustment.

If a person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), shall thereafter have the right to receive upon exercise of such Right that number of shares of common stock (or other securities) having at the time of such transaction a market value of two times the exercise price of the Right. If a person becomes an Acquiring Person and the Company is involved in a merger or other business combination transaction where the Company is not the surviving corporation or where common stock is changed or exchanged or in a transaction or transactions in which 50% or more of its consolidated assets or earning power are sold, proper provision shall be made so that each holder of a Right (other than such Acquiring Person) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In addition, if an Acquiring Person, does not have beneficial ownership of 50% or more of the common stock, the Company’s Board of Directors has the option of exchanging all or part of the Rights for an equal number of shares of common stock in the manner described in the Rights Agreement.

Prior to the Trigger Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable in cash, shares of common stock or any other consideration deemed appropriate by the Board of Directors. Immediately upon action of the Board of Directors ordering redemption of the Rights, the ability of holders to exercise the Rights will terminate and such holders will only be able to receive the redemption price.

Until such time as the Rights become exercisable, the Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock.

The Company covenants and agrees that it will cause to be reserved and kept available at all times a sufficient number of shares of Preferred Stock (and following the occurrence of a Triggering Event, shares of common stock and/or other securities) to permit the exercise in full of all Rights from time to time outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) STOCK OPTION AND INCENTIVE PLANS

Stock option and incentive plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. Stock options generally have 10 year terms, and vest and become fully exercisable over a two year period after date of grant. Compensation expense related to the Company’s stock based incentive plans is recognized ratably over each plan’s defined vesting period. Pre-tax expenses under the Company’s stock based incentive plans were $21 million, $20 million and $26 million in 2003, 2002 and 2001.

The Company’s stock option and incentive plans permit the grant of stock options and other stock awards covering up to 14.5 million shares to key employees of the Company and its subsidiaries, of which 3.9 million shares are available for grant at December 31, 2003. Outstanding restricted and phantom shares totaled 1,322,917 with a weighted-average grant-date fair value of $56.28 per share at December 31, 2003 and 1,557,123 with a weighted-average grant-date fair value of $56.01 per share at December 31, 2002.

Under the Nonemployee Director Stock Ownership Plan, each nonemployee director is automatically granted 400 shares of common stock annually and is eligible for a stock option grant of 600 shares if the Company’s earnings meet a prescribed earnings formula. In addition, each nonemployee director is awarded annually deferred compensation in the form of 400 shares of phantom stock, which is converted into common stock on a one-for-one basis and paid when the director leaves the Board. This plan provides for the grant of up to 300,000 shares as either stock or stock options, of which 132,140 shares are available for grant at December 31, 2003. The stock options vest and become exercisable six months after date of grant. There were no significant expenses under this plan for 2003, 2002 or 2001.

The fair value of stock options used to compute pro forma net earnings and diluted net earnings per share disclosures, as presented in Note 1, is the estimated present value at grant date using the Black- Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001: expected volatility of 31.7%, 33.8% and 32.6%; dividend yield of 2.2%, 2.2% and 2.3%; risk-free interest rate of 3.2%, 2.7% and 4.3%, and a weighted-average expected option life of 5 years for all three years.

A summary of stock option information follows:

	2003		2002		2001
Thousands of shares, except per share data	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1	5,965	$55.63	6,066	$51.83	6,437	$50.86
Granted	1,315	50.06	1,466	67.07	1,401	54.30
Exercised	(1,251)	48.60	(1,395)	51.48	(1,508)	50.19
Canceled or expired	(137)	58.37	(172)	52.72	(264)	50.49

Outstanding at December 31	5,892	$55.82	5,965	$55.63	6,066	$51.83

Exercisable at December 31	3,937	$55.78	3,639	$52.59	3,574	$52.68

Fair value of options granted during the year		$12.67		$18.28		$15.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the outstanding options at December 31, 2003, 3.8 million options, of which 2.5 million are exercisable at a weighted-average price of $51.25, have exercise prices ranging from $38.38 to $54.44 and a weighted-average remaining life of 6.9 years. The remaining 2.1 million outstanding options, of which 1.4 million are exercisable at a weighted-average price of $64.11, have exercise prices ranging from $55.38 to $77.85 and a weighted-average remaining life of 6.6 years.

(13) RESTRUCTURING AND RELATED CHARGES

Restructuring Charges

Through December 31, 2003, the Company had approved all phases of a restructuring program that began in the fourth quarter of 2000 and resulted in cumulative pre-tax restructuring charges of $254 million, of which $3 million was recognized during 2003, $101 million was recognized during 2002 and $150 million was recognized during 2001. These charges have been identified as a separate component of operating profit. The restructuring plan and related charges relate primarily to the closing of a refrigeration plant in the Company’s Latin American region, a parts packing facility and a cooking plant in the North American region, a plastic components facility in the Asian region, the relocation of several laundry manufacturing facilities in Europe and a restructuring of the Company’s microwave business in its European region. Employees terminated to date under the plan include both hourly and salaried employees, however, the majority are hourly personnel at the facilities listed above. For the initiatives announced through December 31, 2003, the Company expects to eliminate over 7,500 employees of which approximately 6,900 had left the Company through December 31, 2003.

Other Related Charges

As a result of the Company’s restructuring activity, $133 million of pre-tax restructuring related charges, of which $11 million was recognized during 2003, $60 million was recognized during 2002 and $62 million was recognized during 2001, have also been recorded primarily within cost of products sold. The 2003 charges include net asset write-downs of $2 million as well as $9 million of various cash costs. The 2002 charges include $4 million and $1 million write-downs of buildings in the North American and Latin American regions, inventory write-offs of $1 million in Europe and $16 million of miscellaneous equipment in North America, Europe and Latin America as well as $38 million in cash costs incurred during the year for various restructuring related activities such as relocating employees and equipment and concurrent operating costs. The 2001 charges included $12 million in write-downs of various fixed assets, primarily buildings that are no longer used in the company’s business activities in its Latin American region, $7 million of excess inventory due to the parts distribution consolidation in North America, $25 million in various assets in its North American, European and Asian regions, which were primarily made up of equipment no longer used in its business, and $18 million in cash costs incurred during 2001 for various restructuring related activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of the restructuring liability balance and full year restructuring and related activity for 2003 and 2002 are as follows:

Millions of dollars	Beginning Balance	Charge to Earnings	Cash Paid	Non-cash	Translation	Acquisitions	Ending Balance
2003
Restructuring
Termination costs	$116	$3	$(89)	$—	$11	$—	$41
Non-employee exit costs	6	—	(5)	—	3	—	4
Related Charges
Miscellaneous buildings	—	(1)	—	1	—	—	—
Inventory	—	1	—	(1)	—	—	—
Miscellaneous equipment	—	2	—	(2)	—	—	—
Various cash costs	—	9	(9)	—	—	—	—

Total	$122	$14	$(103)	$(2)	$14	$—	$45

2002
Restructuring
Termination costs	$73	$92	$(60)	$—	$4	$7	$116
Non-employee exit costs	4	9	(7)	—	—	—	6
Related Charges
Miscellaneous buildings	—	5	—	(5)	—	—	—
Inventory	—	1	—	(1)	—	—	—
Miscellaneous equipment	—	16	—	(16)	—	—	—
Various cash costs	—	38	(38)	—	—	—	—

Total	$77	$161	$(105)	$(22)	$4	$7	$122

2001
Restructuring
Termination costs	$5	$134	$(64)	$—	$(2)	$—	$73
Non-employee exit costs	—	16	(12)	—	—	—	4
Related Charges
Miscellaneous buildings	—	12	—	(12)	—	—	—
Inventory	—	7	—	(7)	—	—	—
Miscellaneous equipment	—	25	—	(25)	—	—	—
Various cash costs	—	18	(18)	—	—	—	—

Total	$5	$212	$(94)	$(44)	$(2)	$—	$77

(14) PRODUCT RECALLS

In 2001, the Company announced a voluntary recall of 1.8 million microwave hood combination units sold under the Whirlpool, KitchenAid, and Sears Kenmore brands. The Company recognized product recall pre-tax charges of $221 million ($136 million after-tax) during 2001 and recorded these charges as separate components of operating profit. During 2002, the Company incurred additional charges of approximately $9 million ($6 million after-tax) for costs related to this recall. During 2003, the Company incurred an additional $16 million ($10 million after-tax) primarily related to final expenses in connection with the 2001 recall. Approximately $6 million of accrued product recall costs is reflected in other current liabilities in the balance sheet at December 31, 2003.

In 2002, the Company announced a voluntary recall of approximately 1.4 million dehumidifier units sold under the Whirlpool, ComfortAire, and Sears Kenmore brands. The Company recognized a product

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recall pre-tax charge of $74 million ($45 million after-tax) during the fourth quarter of 2001 and recorded this charge as a separate component of operating profit.

The Company does not expect further liabilities related to these two product recalls.

(15) INCOME TAXES

Income tax expense from continuing operations are as follows:

Year ended December 31—Millions of dollars	2003	2002	2001
Current:
Federal	$75	$101	$201
State and local	7	(6)	14
Foreign	88	109	34

	170	204	249
Deferred:
Federal	48	47	(121)
State and local	(3)	3	(21)
Foreign	13	(61)	(64)

	58	(11)	(206)

Total income tax expense	$228	$193	$43

Domestic and foreign earnings (loss) from continuing operations before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2003	2002	2001
Domestic	$473	$485	$204
Foreign	179	10	(111)

Total earnings from continuing operations before taxes and other items	$652	$495	$93

Earnings before income taxes and other items, including discontinued operations (See Note 5), were $652 million, $427 million, and $58 million for 2003, 2002, and 2001, respectively.

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2003	2002	2001
Income tax expense computed at U.S. federal statutory rate	$229	$173	$33
State and local taxes, net of federal tax benefit	3	3	(4)
Tax effect of permanent differences	12	12	9
Nondeductible goodwill amortization	—	—	6
Foreign tax rate differential	5	7	13
Foreign dividends and subpart F income	20	7	13
Foreign tax credits	(41)	(19)	(9)
Foreign withholding taxes	22	13	6
Foreign government tax incentive	(4)	(15)	(22)
Expired foreign loss carryforwards	12	—	3
Deductible interest on capital	2	(8)	(18)
U.S. government tax incentives	(3)	(3)	(3)
Valuation allowances	(14)	36	13
Other items, net	(15)	(13)	3

Income tax expense	$228	$193	$43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

December 31—Millions of dollars	2003	2002
Deferred tax liabilities
Property, plant and equipment	$214	$150
Financial services leveraged leases	43	69
Pensions	131	11
Software costs	17	16
Contested liabilities	25	24
LIFO Inventory	23	17
Other	137	108

Total deferred tax liabilities	590	395
Deferred tax assets
Postretirement obligations	200	205
Restructuring costs	7	29
Product warranty accrual	23	21
Receivable and inventory allowances	58	47
Loss carryforwards	252	260
Employee payroll and benefits	61	71
Other	153	130

Total deferred tax assets	754	763
Valuation allowances for deferred tax assets	(51)	(65)

Deferred tax assets, net of valuation allowances	703	698

Net deferred tax assets	$113	$303

The Company has recorded valuation allowances to reflect the estimated amount of net operating loss carryforwards that may not be realized. At December 31, 2003, the Company has foreign net operating loss carryforwards of $839 million, $591 million of which do not expire with substantially all of the remaining $248 million expiring in various years through 2007.

The Company provides deferred taxes on the undistributed earnings of foreign subsidiaries and affiliates to the extent such earnings are expected to be remitted. Generally, earnings have been remitted only when no significant net tax liability would have been incurred. No provision has been made for U.S. or foreign taxes that may result from future remittances of the undistributed earnings ($509 million at December 31, 2003) of foreign subsidiaries and affiliates expected to be reinvested indefinitely. Determination of the deferred income tax liability on these unremitted earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

The Company paid income taxes of $261 million in 2003, $126 million in 2002 and $148 million in 2001.

Income taxes payable of $95 million and $186 million are included in other current liabilities at December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its North American employees and certain Brazilian and European employees. The salaried employees receive defined benefits based on years of service and final average salary, while hourly employees receive benefits based on specific dollar amounts for each year of service.

The U.S. qualified defined benefit pension plans provide that in the event of a plan termination within five years following a change in control of the Company, any assets held by the plans in excess of the amounts needed to fund accrued benefits would be used to provide additional benefits to plan participants. A change in control generally means either a change in the majority of the incumbent Board of Directors or an acquisition of 25% or more of the voting power of the Company’s outstanding stock, without the approval of a majority of the incumbent board.

The Company also has a postretirement health care benefit program for eligible retired U.S. employees. Eligible retirees are those who were full-time employees with 10 years of service who attained age 55 while in service with the Company. The health care plans are generally contributory with participants’ contributions adjusted annually. The postretirement health care plans include cost-sharing provisions that limit the Company’s exposure for recent and future retirees. The plans are unfunded. The Company has reserved the right to modify the benefits. In June 2003, the Company announced a modification to its U.S. retiree health care plans affecting future retirees. The new plan is based on a Retiree Healthcare Savings Account (RHSA), where notional accounts will be established for eligible active U.S. paid employees. The notional account reflects each year of service beginning at age 40 and is designed to provide employees who retire from the Company after December 31, 2003 with notional funds to apply towards health care premiums. In June 2003, the Company recorded a one-time curtailment gain of $13.5 million, net of tax, related to the modification of its retiree health care plan. No significant postretirement medical benefits are provided by the Company to non-U.S. employees.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. This law introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In general, accounting rules require that the changes in relevant laws and government benefit programs be considered in measuring postretirement benefit costs and the Accumulated Postretirement Benefit Obligation (APBO). However, certain accounting issues raised by the Act – in particular, how to account for the federal subsidy – are not explicitly addressed by FASB Statement 106. In addition, significant uncertainties exist for a plan sponsor both as to the direct effects of the Act and its ancillary effects on plan participants’ behavior and health care costs. The FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act until guidance is issued by the FASB. In accordance with FSP 106-1, the Company has elected to defer recognition of the effects of the Act. Accordingly, any measures of the APBO or net periodic postretirement benefit cost in the financial statements or the accompanying footnotes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. Company matching contributions for domestic hourly and certain other employees under the plan, based on the Company’s annual operating results and the level of individual participants’ contributions, amounted to $15 million, $16 million and $12 million in 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a December 31 measurement date for the majority of its pension and other postretirement benefit plans.

Obligations and Funded Status	U.S. Pension		Foreign Pension		Other Benefits
December 31—Millions of dollars	2003	2002	2003	2002	2003	2002
Fair value of plan assets	$1,550	$1,190	$99	$81	$—	$—
Benefit obligations	1,771	1,503	206	172	741	655

Funded status (plan assets less than benefit obligations)	(221)	(313)	(107)	(91)	(741)	(655)
Amounts not recognized:
Unrecognized transition obligation	—	—	—	1	—	—
Unrecognized net loss	412	407	20	17	297	215
Unrecognized prior service cost (benefit)	134	129	6	5	(45)	(47)

Prepaid (accrued) cost	$325	$223	$(81)	$(68)	$(489)	$(487)

	U.S. Pension		Foreign Pension		Other Benefits
	2003	2002	2003	2002	2003	2002
Prepaid benefit cost	$357	$43	$—	$—	$—	$—
Accrued benefit cost	(110)	(188)	(103)	(92)	(489)	(487)
Intangible asset	27	128	6	5	—	—
Accumulated other comprehensive income	51	240	16	19	—	—

Prepaid (accrued) cost	$325	$223	$(81)	$(68)	$(489)	$(487)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,611 million and $1,348 million at December 31, 2003, and 2002, respectively. The accumulated benefit obligation for all foreign pension plans was $196 million and $170 million at December 31, 2003 and 2002, respectively.

At the end of 2003 and 2002, the projected benefit obligation (PBO), accumulated benefit obligation (ABO), and fair value of plan assets (FV) for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO Exceeds FV U.S. Pension		PBO Exceeds FV Foreign Pension		ABO Exceeds FV U.S. Pension		ABO Exceeds FV Foreign Pension
December 31—Millions of dollars	2003	2002	2003	2002	2003	2002	2003	2002
PBO	$1,517	$1,463	$185	$171	$237	$1,463	$151	$169
ABO	1,356	1,307	170	169	225	1,307	142	168
FV	1,292	1,119	69	76	115	1,119	41	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. Pension Benefits		Foreign Pension		Other Benefits
Change in Benefit Obligation—Millions of dollars	2003	2002	2003	2002	2003	2002
Benefit obligation as of January 1	$1,503	$1,269	$172	$145	$655	$525
Service cost	66	56	5	6	13	14
Interest cost	101	95	12	11	42	41
Plan amendments	21	29	1	(11)	(25)	(9)
Business combinations	—	—	—	25	—	—
Actuarial loss	169	124	4	12	92	123
Curtailments	—	—	—	(13)	(3)	—
Special termination benefits	3	—	(2)	—	—	—
Benefits paid	(92)	(70)	(9)	(8)	(44)	(39)
Foreign currency exchange rate	—	—	23	5	1	—
Other	—	—	—	—	10	—

Benefit obligation as of December 31	$1,771	$1,503	$206	$172	$741	$655

	U.S. Pension Benefits		Foreign Pension		Other Benefits
Change in Plan Assets—Millions of dollars	2003	2002	2003	2002	2003	2002
Fair value of plan assets as of January 1	$1,190	$1,460	$81	$97	$—	$—
Actual return on plan assets	285	(203)	9	1	—	—
Company contributions	167	3	6	2	44	39
Plan participant contributions	—	—	1	1	—	—
Settlements	—	—	—	(11)	—	—
Benefits paid	(92)	(70)	(9)	(8)	(44)	(39)
Foreign currency exchange rates	—	—	11	(1)	—	—

Fair value of plan assets as of December 31	$1,550	$1,190	$99	$81	$—	$—

Components of Net Periodic Benefit Cost

	U.S. Pension Benefits			Foreign Pension			Other Benefits
Millions of dollars	2003	2002	2001	2003	2002	2001	2003	2002	2001
Service cost	$66	$56	$53	$5	$6	$8	$13	$14	$11
Interest cost	101	95	89	12	11	12	42	41	34
Expected return on plan assets	(125)	(175)	(177)	(7)	(7)	(12)	—	—	—
Amortization of transition obligation (asset)	—	(1)	(2)	1	2	2	—	—	—
Amortization of prior service cost	16	14	11	—	—	—	(4)	(4)	—
Amortization of net (gain) loss	5	(22)	(35)	1	(1)	(1)	11	5	—

Net periodic cost	$63	$(33)	$(61)	$12	$11	$9	$62	$56	$45

Curtailments	—	—	—	—	(10)	(1)	(23)	—	—
Special termination benefits	3	—	—	—	(2)	3	—	—	—
Settlements	—	—	—	—	(3)	(20)	(1)	—	—

Total pension cost (credit)	$66	$(33)	$(61)	$12	$(4)	$(9)	$38	$56	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Pension		Foreign Pension		Other Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	6.00%	6.75%	4.0%–11.3%	5.5%–11.3%	6.00%	6.75%
Rate of compensation increase	4.50%	4.50%	2.5%– 7.1%	2.5%– 8.0%	N/A	N/A
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	11.00%	9.5%–10.5%
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	5.00%	5.50%
Year that ultimate rate is reached	N/A	N/A	N/A	N/A	2008	2007

Weighted-average assumptions used to determine net cost for year ended December 31	U.S. Pension			Foreign Pension
	2003	2002	2001	2003	2002	2001
Discount Rate	6.75%	7.50%	8.00%	5.5%–11.3%	5.5%–11.3%	5.0%–11.3%
Expected return on plan assets	8.75%	10.00%	10.50%	5.5%–11.3%	5.5%–11.3%	6.0%–11.3%
Rate of compensation increase	4.50%	5.00%	5.00%	2.5%– 8.0%	2.5%– 8.0%	1.0%– 8.0%
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	N/A	N/A
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	N/A	N/A
Year that ultimate rate is reached	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for year ended December 31	Other Benefits
	2003	2002	2001
Discount Rate	6.75% at 1/1/2003 5.75% at 6/1/2003 6.50% at 8/1/2003	7.50%	8.00%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate assumed for next year	9.50%/10.50%	8.50%/10.50%	6.00%
Rate that the cost trend rate gradually declines to	5.50%	6.00%	N/A
Year that ultimate rate is reached	2007	2007	N/A

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1926 through 2003 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The historical returns and adjusted historical returns are weighted by the targeted asset allocations. The resulting weighted average return was rounded up to the nearest quarter of one percent.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligation	37	(39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets

The Company’s investment philosophy is to diversify the pension assets subject to a specified asset allocation policy. The Company rebalances the asset classes to stay within an acceptable range around the targeted allocation. The asset allocation is based on the belief that, over the long term, equities will outperform fixed income investments. The long-term nature of the pension fund allows it to bear the added variability of return in exchange for the greater long-term expected return. The assets are invested in both indexed funds and actively managed funds, depending on the asset class.

Whirlpool’s pension plan asset allocation at December 31, 2002, and 2003, and target allocation for 2004, by asset category are as follows:

	U.S. Pension			Foreign Pension
	Target Allocation 2004	Percentage of Plan Assets at December 31		Target Allocation 2004	Percentage of Plan Assets at December 31
Asset Category		2003	2002		2003	2002
Equity securities	70%	72%	74%	41%	43%	42%
Debt securities	30	28	26	55	52	56
Other	—	—	—	4	5	2

Total	100%	100%	100%	100%	100%	100%

Equity securities include Whirlpool common stock in the amounts of $59.5 million (5% of total plan assets) at December 31, 2002. The Company repurchased the equity securities from the pension plan in October 2003 at an approximate cost of $66 million. The stock repurchase program is discussed further in Note 11.

Cash Flows

The Company’s funding policy is to contribute to its U.S. pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which the Company may determine to be appropriate. In certain countries other than the U.S., the funding of pension plans is not common practice. The Company has several unfunded non-U.S. pension plans. The Company pays for retiree medical benefits as they are incurred.

Employer Contributions—Millions of dollars	U.S. Pension	Foreign Pension	Other Benefits
2004 (expected)	$19	$7	$45

The $19 million expected to be contributed to the U.S. pension plans during 2004 represents the sum of $4 million of expected benefit payments from corporate cash for the unfunded pension plans and $15 million of expected minimum required contributions to its funded pension plans. The $15 million estimated contribution to its U.S. funded pension plans may change based upon several factors including issues related to legislation providing interest rate relief for the 2002–2003 plan years. The legislation expired at the end of 2003, and the U.S. Congress has not yet passed an extension of the 2002–2003 relief legislation or a different form of relief legislation. The unfunded U.S. pension plan is not subject to the legislative interest rate relief being discussed by the U.S. Congress.

The $45 million expected to be contributed to fund the other postretirement benefit plans during 2004 represents expected benefit payments from corporate cash.

Contributions by participants to the other post retirement benefit plans were $4 million for the year ending December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes, minority interests and before one-time charges. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Elimination” column primarily includes corporate expenses, assets and eliminations as well as all other one-time charges. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America which are included in Other/Eliminations.

Sales activity with Sears, Roebuck and Co., a North American major home appliance retailer, represented 18%, 21% and 21% of consolidated net sales in 2003, 2002 and 2001, respectively. Related receivables were 22%, 23% and 25% of consolidated trade receivables as of December 31, 2003, 2002 and 2001, respectively.

The Company conducts business in two countries that individually comprised over 10% of consolidated net sales and total assets within the last three years. The United States represented 57%, 59% and 59%, of net sales for 2003, 2002 and 2001, respectively, while Brazil totaled 6%, 8% and 9% for 2003, 2002 and 2001. As a percentage of total assets, the United States accounted for 41%, 40% and 44% at the end of 2003, 2002 and 2001, respectively. Brazil accounted for 11%, 11% and 14% of total assets at the end of 2003, 2002 and 2001, respectively.

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based upon operating income excluding one-time charges. In 2003, these one-time charges consisted of primarily restructuring and other related charges. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2003 year-to-date amounts, the operating segments recorded total restructuring and related charges (See Note 13) as follows: North America—$7 million, Europe—$6 million, Latin America—$0 million, Asia—$1 million and Corporate—$0 million, for a total of $14 million. In 2002, the operating segments recorded total restructuring and related charges as follows: North America—$43 million, Europe—$79 million, Latin America—$24 million, Asia—$11 million and Corporate—$4 million, for a total of $161 million. Also included in Other/Eliminations during 2002 is $9 million of product recall related charges (See Note 14) recorded in the fourth quarter and $9 million in goodwill impairment charges (See Note 4). In 2001, the operating segments recorded total restructuring and related charges as follows: North America—$35 million, Europe—$92 million, Latin America—$68 million, Asia—$13 million and Corporate—$4 million for a total of $212 million. Also included in the Other/Eliminations column during 2001 is $295 million of product recall charges related to the North American region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	GEOGRAPHIC SEGMENTS
Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2003	$7,875	$2,691	$1,350	$416	$(156)	$12,176
2002	$7,306	$2,199	$1,266	$391	$(146)	$11,016
2001	$6,581	$2,058	$1,487	$373	$(156)	$10,343

Depreciation and amortization
2003	$217	$92	$83	$15	$20	$427
2002	$197	$83	$80	$16	$29	$405
2001	$176	$91	$94	$20	$15	$396

Operating profit (loss)
2003	$810	$124	$89	$7	$(200)	$830
2002	$830	$81	$107	$14	$(340)	$692
2001	$758	$39	$134	$19	$(644)	$306

Total assets
2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361
2002	$2,913	$2,015	$1,054	$516	$133	$6,631
2001	$2,591	$2,067	$1,339	$653	$317	$6,967

Capital expenditures
2003	$185	$111	$96	$16	$15	$423
2002	$165	$103	$112	$15	$35	$430
2001	$191	$87	$80	$10	$10	$378

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2003
Net sales	$3,359	$3,113	$2,988	$2,716
Cost of products sold	2,579	2,418	2,318	2,092
Earnings from continuing operations	124	105	94	91
Net earnings	124	105	94	91
Per share of common stock
Basic earnings from continuing operations	$1.82	$1.51	$1.37	$1.33
Basic net earnings	1.82	1.51	1.37	1.33

Diluted earnings from continuing operations	$1.76	$1.48	$1.35	$1.32
Diluted net earnings	1.76	1.48	1.35	1.32
Dividends	$0.34	$0.34	$0.34	$0.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net loss (and related per share amounts) for the restated first quarter as shown below differ from the originally filed amounts due to the adoption of SFAS No. 142, as discussed in Note 3.

	Three Months Ended
				Restated
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2002
Net sales	$2,947	$2,759	$2,737	$2,574
Cost of products sold	2,266	2,114	2,103	1,982
Earnings from continuing operations	14	101	63	84
Net earnings (loss)	(29)	101	63	(529)
Per share of common stock
Basic earnings from continuing operations	$0.20	$1.48	$0.93	$1.25
Basic net earnings (loss)	(0.43)	1.48	0.93	(7.86)

Diluted earnings from continuing operations	$0.20	$1.46	$0.91	$1.21
Diluted net earnings (loss)	(0.42)	1.46	0.91	(7.63)
Dividends	$0.34	$0.34	$0.34	$0.34

Eleven-Year Consolidated Statistical Review

Millions of dollars, except share and employee data
Consolidated Operations	2003		2002		2001
Net sales	$12,176		$11,016		$10,343
Operating profit(1)	$830		$692		$306
Earnings (loss) from continuing operations before income taxes and other items	$652		$495		$93
Earnings (loss) from continuing operations	$414		$262		$34
Earnings (loss) from discontinued operations(2)	—		$(43)		$(21)
Net earnings (loss)(3)	$414		$(394)		$21
Net capital expenditures	$423		$430		$378
Depreciation	$423		$391		$368
Dividends	$94		$91		$113

Consolidated Financial Position
Current assets	$3,865		$3,327		$3,311
Current liabilities	$3,589		$3,505		$3,102
Working capital	$276		$(178)		$209
Property, plant and equipment-net	$2,456		$2,338		$2,052
Total assets	$7,361		$6,631		$6,967
Long-term debt	$1,134		$1,092		$1,295
Stockholders' equity	$1,301		$739		$1,458

Per share data
Basic earnings (loss) from continuing operations before accounting change	$6.03		$3.86		$0.51
Diluted earnings (loss) from continuing operations before accounting change	$5.91		$3.78		$0.50
Diluted net earnings (loss)(3)	$5.91		$(5.68)		$0.31
Dividends	$1.36		$1.36		$1.36
Book value	$18.56		$10.67		$21.44
Closing Stock Price—NYSE	$72.65		$52.22		$73.33

Key Ratios(4)
Operating profit margin	6.8%		6.3%		3.0%
Pre-tax margin(5)	5.4%		4.5%		0.9%
Net margin(6)	3.4%		2.4%		0.3%
Return on average stockholders’ equity(7)	42.9%		14.8%		1.3%
Return on average total assets(8)	6.1%		3.4%		0.4%
Current assets to current liabilities	1.1	x	0.9	x	1.1	x
Total debt-appliance business as a percent of invested capital(9)	50.9%		65.1%		48.0%
Price earnings ratio	12.3	x	(9.2	)x	236.5	x
Interest coverage(10)	5.8	x	4.5	x	1.6	x
Other Data
Number of common shares outstanding (in thousands):
Average—on a diluted basis	70,082		69,267		68,036
Year-end	68,931		68,226		67,215
Number of stockholders (year-end)	8,178		8,556		8,840
Number of employees (year-end)	68,407		68,272		61,923
Total return to stockholders (five year annualized)(11)	8.1%		1.4%		12.2%

(1)	Restructuring and special operating charges were $14 million in 2003, $161 million in 2002, $212 million in 2001, $405 million in 1997, $30 million in 1996, and $250 million in 1994.
(2)	The company's financial services business was discontinued in 1997.
(3)	Includes cumulative effect of accounting changes: 2002—Accounting for goodwill under statements and impairments of ($613) million or ($8.84) per diluted share; 2001—Accounting for derivative instruments and hedging activities of $8 million or $0.12 per diluted share; 1993—Accounting for postretirement benefits other than pensions of ($180) million or ($2.42) per diluted share.
(4)	Excluding one-time charges for restructuring and related charges, a minority investment write-off in a European business, goodwill write-off of an Asian entity, product recalls, discontinued operations and accounting changes in 2002, selected key ratios would be as follows: a) Operating profit margin—7.9%, b) Pre-tax margin—6.1%, c) Net margin—3.8%, d) Return on average stockholders' equity—27%, e) Return on average total assets—6.1%, and f) Interest coverage—6x. Excluding one-time charges for restructuring and related charges, product recalls, discontinued operations and accounting changes in 2001, selected key ratios would be as follows: a) Operating profit margin—7.9%, b) Pre-tax margin—5.8%, c) Net margin—

2000		1999		1998		1997	1996		1995		1994		1993
$10,325		$10,511		$10,323		$8,617	$8,523		$8,163		$7,949		$7,368
$807		$875		$688		$11	$278		$366		$370		$504
$577		$514		$564		$(171)	$100		$214		$269		$418
$367		$347		$310		$(46)	$141		$195		$147		$257
—		$—		$15		$31	$15		$14		$11		$(28)
$367		$347		$325		$(15)	$156		$209		$158		$51
$375		$437		$542		$378	$336		$483		$418		$309
$371		$386		$399		$322	$318		$282		$246		$241
$70		$103		$102		$102	$101		$100		$90		$85

$3,237		$3,177		$3,882		$4,281	$3,812		$3,541		$3,078		$2,708
$3,303		$2,892		$3,267		$3,676	$4,022		$3,829		$2,988		$2,763
$(66)		$285		$615		$605	$(210)		$(288)		$90		$(55)
$2,134		$2,178		$2,418		$2,375	$1,798		$1,779		$1,440		$1,319
$6,902		$6,826		$7,935		$8,270	$8,015		$7,800		$6,655		$6,047
$795		$714		$1,087		$1,074	$955		$983		$885		$840
$1,684		$1,867		$2,001		$1,771	$1,926		$1,877		$1,723		$1,648

$5.24		$4.61		$4.09		$(0.62)	$1.90		$2.64		$1.98		$3.60
$5.20		$4.56		$4.06		$(0.62)	$1.88		$2.60		$1.95		$3.47
$5.20		$4.56		$4.25		$(0.20)	$2.08		$2.78		$2.10		$0.71
$1.36		$1.36		$1.36		$1.36	$1.36		$1.36		$1.22		$1.19
$23.84		$24.55		$26.16		$23.71	$25.93		$25.40		$23.21		$23.17
$47.69		$65.06		$55.38		$55.00	$46.63		$53.25		$50.25		$66.50

7.8%		8.3%		6.7%		0.1%	3.3%		4.5%		4.7%		6.8%
5.6%		4.9%		5.5%		(2.0)%	1.2%		2.6%		3.4%		5.7%
3.6%		3.3%		3.0%		(0.5)%	1.7%		2.4%		1.8%		3.5%
20.7%		17.9%		17.2%		(0.8)%	8.2%		11.6%		9.4%		14.2%
5.5%		4.2%		4.6%		(0.7)%	1.8%		3.0%		2.8%		4.0%
1.0	x	1.1	x	1.2	x	1.2x	0.9	x	0.9	x	1.0	x	1.0	x
49.4%		37.7%		43.5%		46.1%	44.2%		45.2%		35.6%		33.8%
9.2	x	14.3	x	13.0	x	—	22.4	x	19.2	x	23.9	x	21.2	x
4.2	x	4.1	x	3.2	x	—	1.6	x	2.7	x	3.6	x	5.0	x

70,637		76,044		76,507		74,697	77,178		76,812		77,588		76,013
66,265		74,463		76,089		75,262	74,415		74,081		73,845		73,068
11,780		12,531		13,584		10,171	11,033		11,686		11,821		11,438
62,527		62,706		59,885		62,419	49,254		46,546		39,671		40,071
0.3%		7.9%		(1.2)%		6.8%	6.3%		20.8%		12.0%		25.8%

3.6%,	d) Return on average stockholders' equity—22%, e) Return on average total assets—5.6%, and f) Interest coverage—5x. Excluding the first quarter impact of the Brazilian currency devaluation in 1999 and the gain from discontinued operations in 1998, returns on average stockholders' equity were 19.9% and 16.5%, and returns on average total assets were 5.7% and 4.3%. Excluding non-recurring items, selected 1997 Key Ratios would be as follows: a) Operating profit margin—4.7%, b) Pre-tax margin—2.7%, c) Net margin—2.6%, d) Return on average stockholders' equity—12%, e) Return on average total assets—2.7%, f) Interest coverage—3x.
(5)	Earnings from continuing operations before income taxes and other items, as a percent of sales.
(6)	Earnings from continuing operations, as a percent of sales.
(7)	Net earnings (loss) before accounting change, divided by average stockholders' equity.
(8)	Net earnings (loss) before accounting change, plus minority interest divided by average total assets.
(9)	Debt divided by debt, stockholders' equity and minority interests.
(10)	Ratio of earnings from continuing operations (before income taxes, accounting change and interest expense) to interest expense.
(11)	Stock appreciation plus reinvested dividends.

Report of Ernst & Young, LLP, Independent Auditors

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets. Also, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/S/    ERNST & YOUNG, LLP

Chicago, Illinois

February 3, 2004

Report by Management on the Consolidated Financial Statements

The management of Whirlpool Corporation has prepared the accompanying financial statements. The financial statements have been audited by Ernst & Young LLP, independent auditors, whose report, based upon their audits, expresses the opinion that these financial statements present fairly the consolidated financial position, results of operations and cash flows of Whirlpool and its subsidiaries in accordance with accounting principles generally accepted in the United States. Their audits are conducted in conformity with auditing standards generally accepted in the United States.

The financial statements were prepared from the Company’s accounting records, books and accounts which, in reasonable detail, accurately and fairly reflect all material transactions. The Company maintains a system of internal controls designed to provide reasonable assurance that the Company’s books and records, and the Company’s assets are maintained and accounted for, in accordance with management’s authorizations. The Company’s accounting records, policies and internal controls are regularly reviewed by an internal audit staff.

The audit committee of the Board of Directors of the Company is composed of five independent directors who, in the opinion of the board, meet the relevant financial experience, literacy, and expertise requirements. The audit committee provides independent and objective oversight of the Company’s accounting functions and internal controls and monitors the objectivity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent auditors. In performing these functions, the committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and independent auditors, include the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” to monitor the adequacy of financial disclosure; and to retain and terminate the Company’s independent auditors and exercise the committee’s sole authority to review and approve all audit engagement fees and terms and preapprove the nature, extent, and cost of all non-audit services provided by independent auditors.

/S/    R. STEPHEN BARRETT, JR.

R. Stephen Barrett, Jr.

Executive Vice President and Chief Financial Officer

February 26, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2003, 2002, and 2001

(Millions of dollars)

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions— Describe	Balance at End of Period
Year Ended December 31, 2003:
Allowances for doubtful accounts—trade receivables	$94	$34		$15—A	$113

Year Ended December 31, 2002:
Allowances for doubtful accounts—trade receivables	$93	$27		$26—A	$94

Year Ended December 31, 2001:
Allowances for doubtful accounts—trade receivables	$103	$32		$42—A	$93

Note A—The amounts represent accounts charged off, less recoveries of $1 million in 2003, $1 million in 2002 and $2 million in 2001, translation adjustments and transfers.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2003

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

Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2002).(Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002] [File No. 1-3932]

10(iii)(b)

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

Form of Agreement providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Item 5 – Other Events to the Company’s Form 8-K dated April 26, 2000] [File No. 1-3932]

10(iii)(g)

Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

E-1

Number and Description of Exhibit
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

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(m)

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

E-2

Number and Description of Exhibit

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

11	Statement Re: Computation of Per Share Earnings

12	Statement Re: Computation of the Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Power of Attorney

31(a)	Section 302 Certification of Chief Executive Officer

31(b)	Section 302 Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

E-3