Form 10-Q
period 2004-03-31
WHIRLPOOL CORP /DE/
filed 2004-05-05
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at March 31, 2004
Common stock, par value $1 per share	68,990,498

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended March 31, 2004

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars except per share data)

	Three Months Ended
	2004	2003
Net sales	$3,007	$2,716
EXPENSES:
Cost of products sold	2,320	2,094
Selling, general and administrative	483	433
Restructuring costs	1	—

	2,804	2,527

OPERATING PROFIT	203	189
OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(6)	(9)
Interest expense	(33)	(35)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	164	145
Income taxes	61	52

EARNINGS BEFORE EQUITY EARNINGS (LOSS) AND MINORITY INTERESTS	103	93
Equity in loss of affiliated companies	(3)	—
Minority interests	1	(2)

NET EARNINGS	$101	$91

Per share of common stock:
Basic net earnings	$1.47	$1.33

Diluted net earnings	$1.43	$1.32

Dividends	$.43	$.34

Weighted-average shares outstanding (millions):
Basic	68.8	68.3
Diluted	70.7	69.0

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) March 31 2004	December 31 2003
ASSETS

CURRENT ASSETS
Cash and equivalents	$188	$249
Trade receivables, less allowances (2004: $112; 2003: $113 )	1,866	1,913
Inventories	1,506	1,340
Prepaid expenses	67	62
Deferred income taxes	121	129
Other current assets	186	172

Total Current Assets	3,934	3,865

OTHER ASSETS
Investment in affiliated companies	12	11
Goodwill, net	165	165
Other intangibles, net	110	85
Deferred income taxes	290	268
Prepaid pension costs	357	357
Other assets	166	154

	1,100	1,040

PROPERTY, PLANT AND EQUIPMENT
Land	82	84
Buildings	988	1,004
Machinery and equipment	5,383	5,391
Accumulated depreciation	(4,089)	(4,023)

	2,364	2,456

Total Assets	$7,398	$7,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$452	$260
Accounts payable	1,846	1,944
Employee compensation	248	303
Deferred income taxes	53	48
Accrued expenses	604	701
Restructuring costs	39	45
Other current liabilities	282	269
Current maturities of long-term debt	10	19

Total Current Liabilities	3,534	3,589

OTHER LIABILITIES
Deferred income taxes	225	236
Pension benefits	364	298
Postemployment benefits	487	489
Product warranty	53	53
Other liabilities	192	198
Long-term debt	1,125	1,134

	2,446	2,408

MINORITY INTERESTS	62	63

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	90	88
Shares authorized - 250 million
Shares issued - 90 million (2004); 89 million (2003)
Shares outstanding - 69 million (2004); 69 million (2003)
Paid-in capital	718	659
Retained earnings	2,377	2,276
Accumulated other comprehensive income (loss)	(789)	(757)
Treasury stock - 21 million (2004); 20 million (2003)	(1,040)	(965)

Total Stockholders’ Equity	1,356	1,301

Total Liabilities and Stockholders’ Equity	$7,398	$7,361

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED MARCH 31

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in- Capital
Beginning balance	$739	$1,985	$(999)	$87	$(334)
Comprehensive income
Net income	91	91
Unrealized loss on derivative instruments	(7)		(7)
Other, principally foreign currency items	20		20

Comprehensive income	104		13

Common stock issued	5				5
Common stock repurchased, net of reissuances	16				16
Dividends declared on common stock	(23)	(23)

Ending balance, March 31, 2003	841	$2,053	$(986)	$87	$(313)

Beginning balance	$1,301	$2,276	$(757)	$88	$(306)

Comprehensive income
Net income	101	101
Unrealized loss on derivative instruments	(9)		(9)
Minimum pension liability adjustment	(12)		(12)
Other, principally foreign currency items	(11)		(11)

Comprehensive income	69		(32)

Common stock issued	61			2	59
Common stock repurchased	(75)				(75)
Dividends declared on common stock	—	—

Ending balance, March 31, 2004	$1,356	$2,377	$(789)	$90	$(322)

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars)

	2004	2003
OPERATING ACTIVITIES
Net earnings	$101	$91
Adjustments to reconcile net earnings to net cash flows used in operating activities:
(Gain) loss on disposition of assets	(1)	—
Depreciation and amortization	112	108
Changes in assets and liabilities:
Trade receivables	30	(14)
Inventories	(175)	(199)
Accounts payable	(81)	(60)
Restructuring charges, net of cash paid	(5)	(23)
Taxes deferred and payable, net	44	(26)
Accrued pension	15	14
Other - net	(181)	(127)

Cash Used In Operating Activities	$(141)	$(236)

INVESTING ACTIVITIES
Capital expenditures	$(54)	$(58)
Proceeds from sale of assets	19	7

Cash Used In Investing Activities	$(35)	$(51)

FINANCING ACTIVITIES
Net proceeds of short-term borrowings	$199	$477
Proceeds of long-term debt	—	8
Repayments of long-term debt	(9)	(206)
Dividends paid	(30)	(23)
Purchase of treasury stock	(75)	—
Common stock issued under stock plans	51	—
Other	(19)	(6)

Cash Provided By Financing Activities	$117	$250

Effect of Exchange Rate Changes on Cash and Equivalents	$(2)	$2

Decrease in Cash and Equivalents	$(61)	$(35)
Cash and Equivalents at Beginning of Period	249	192

Cash and Equivalents at End of Period	$188	$157

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2004 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the company’s Proxy Statement and in the Financial Supplement to the 2003 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had the company elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” pro forma net earnings and net earnings per share would be as follows:

(three months ended March 31 - millions of dollars, except per share data)	2004	2003

Compensation cost included in earnings as reported (net of tax benefits)	$2	$2
Pro forma total fair value compensation cost (net of tax benefits)	$4	$5

Net earnings
As reported	$101	$91
Pro forma	$99	$88
Basic net earnings per share
As reported	$1.47	$1.33
Pro forma	$1.44	$1.29
Diluted net earnings per share
As reported	$1.43	$1.32
Pro forma	$1.40	$1.28

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2004 and 2003, approximately 657,000 and 4,881,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE B – NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued revised Statement No. 132 (SFAS 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 requires additional disclosures about the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The company adopted the interim disclosure requirements effective January 1, 2004. The adoption did not have a material impact on the company’s financial position or results of operations.

NOTE C – EARNINGS PER SHARE

Basic and diluted net earnings per share were calculated as follows:

	Three months ended
(millions of dollars)	March 31 2004	March 31 2003
Numerator for basic and diluted earnings per share - net earnings	$101	$91

Denominator for basic earnings per share - weighted-average shares	68.8	68.3
Effect of dilutive securities:
Stock-based compensation	1.9	0.7

Denominator for diluted earnings per share - adjusted weighted-average shares	70.7	69.0

NOTE D – GOODWILL AND OTHER INTANGIBLES

There have been no changes in the operating segments’ carrying amounts for goodwill since December 31, 2003. As of March 31, 2004, the operating segments’ goodwill carrying amounts were as follows: North America $161 million and Latin America $4 million.

The company’s other intangible assets were comprised of the following:

(millions of dollars)	March 31 2004	December 31 2003
Trademarks (indefinite-lived)	$51	$51
Patents and non-compete agreements	3	1
Pension related	56	33

Total other intangible assets, net	$110	$85

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Accumulated amortization totaled $4 million at March 31, 2004 and $25 million at December 31, 2003. During the quarter, fully amortized intangible assets were removed from the company’s consolidated balance sheet.

NOTE E – INVENTORIES

Inventories consist of the following:

(millions of dollars)	March 31 2004	December 31 2003

Finished products	$1,283	$1,118
Raw materials and work in process	348	348

	1,631	1,466
Less excess of FIFO cost over LIFO cost	125	126

	$1,506	$1,340

NOTE F – RESTRUCTURING CHARGES

Details of the 2004 first quarter’s restructuring liabilities were as follows:

(millions of dollars)	Balance January 1 2004	Charged to Earnings	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Translation	Balance March 31 2004
Restructuring
Termination costs	$41	$1	$—	$(5)	$—	$(1)	$36
Non-employee exit costs	4	—	—	(1)	—	—	3

Total	$45	$1	$—	$(6)	$—	$(1)	$39

Under Whirlpool’s ongoing global operating platform initiatives, the company implemented certain restructuring initiatives in the first quarter of 2004 to strengthen Whirlpool’s brand leadership position in the global appliance industry. The company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

In addition to the global operating platform initiatives, the company began to implement organizational initiatives designed to maximize support efficiencies throughout the company.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The company incurred pre-tax restructuring charges of $1 million during the first quarter. These charges are included in the Restructuring line item on the company’s consolidated condensed statements of operations and primarily consist of severance costs.

The company also incurred $2.5 million of restructuring related charges during the first quarter. These charges are included in the Cost of products sold line item on the company’s consolidated condensed statements of operations, and relates to the restructuring initiatives announced in December 2000. As of March 31, 2004, an additional 95 employees had left the company since December 31, 2003. These employee departures were related to prior announcements under the company’s restructuring program announced in December 2000.

On a segment level, the North American region incurred $2.5 million of restructuring related charges, primarily related to accelerated depreciation on equipment.

NOTE G – STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2004, the company repurchased a combined total 1 million shares of Whirlpool common stock in the open market at an aggregate purchase price of $75 million. The purchase was made pursuant to the company’s stock repurchase program previously authorized by the Board of Directors. See Note K for shares repurchased subsequent to March 31, 2004.

NOTE H – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of March 31, 2004 and December 31, 2003, these amounts totaled $107 million and $109 million, respectively. The only recourse the company has related to these agreements would be legal or administrative collection efforts directed against the customers.

Under the terms of the sale of Wellmann, a former European affiliate, the company continues to provide guarantees of bills of exchange for certain trade-related obligations of customers of Wellmann. These bills of exchange are short-term agreements, usually for 90 days, which allow the issuer to convert its receivables into cash, less a minor fee paid to the bank. In the event the

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

customer defaults on its obligations under any of the bills of exchange, the company would be liable for the related amounts. As of December 31, 2003, the company had approximately $18 million of guarantees outstanding for the bills of exchange related to Wellmann, which expired in January and February 2004. The trade-related obligations were not material for the quarter ended March 31, 2004.

The company also provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.6 billion and $1.7 billion at March 31, 2004 and December 31, 2003, respectively. The company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $289 million and $225 million at March 31, 2004 and December 31, 2003, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

(millions of dollars)	2004
Balance at January 1	$148
Warranties issued	73
Settlements made	(79)
Other changes	—

Balance at March 31	$142

Current portion	89
Non-current portion	53

Total	$142

Commitments and Contingencies

In 1989, a Brazilian affiliate (now a subsidiary) of the company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. The original amount in dispute was approximately $25 million. In September 2000, a decision in the declaratory action adverse to the company became final. In 2001, the financial institution began a collection action, and the company responded with a counterclaim. The lower court has dismissed the counterclaim and a discretionary appeal of this dismissal has been requested. A final decision in the collection action is not expected for several years. The company plans to continue to aggressively defend this matter, and at this point cannot reasonable estimate a possible range of loss.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s present evaluation of such actions, is currently of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

NOTE I – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the first quarter 2004 as compared with the first quarter 2003 were:

Components of Net Periodic Benefit Cost - three months ended March 31

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2004	2003	2004	2003	2004	2003
Service cost	$21.9	$16.5	$1.1	$1.3	$3.1	$3.2
Interest cost	27.4	25.4	3.3	2.8	9.4	10.8
Expected return on plan assets	(39.9)	(31.3)	(1.4)	(1.2)	—	—
Amortization of transition obligation	—	—	0.2	0.1	—	—
Amortization of prior service cost	4.5	4.0	0.1	0.1	(1.3)	(1.1)
Amortization of net (gain) loss	0.5	1.1	0.1	0.2	2.8	2.1

Net periodic cost	$14.4	$15.7	$3.4	$3.3	$14.0	$15.0

The expected rate of return on pension plan assets is 8.75% in 2004 and 2003.

Changes Since Year End 2003 Disclosure

The company was required to remeasure the net periodic cost and funded status of one of its pension plans and the Whirlpool Corporation Retiree Medical Plan at February 29, 2004. The interest rate used for this remeasurement was 6%, the same as at year-end 2003.

At year-end 2003, the company elected to defer recognition of the accounting effects of the newly passed Medicare Modernization Act of 2003 (the Act), as permitted by FASB Staff Position 106-1 (FSP 106-1). However, the requirement to remeasure its Retiree Medical Plan caused the deferral to expire. The company has measured the effects of the Act following the guidance in proposed FASB Staff Position No. FSP 106-b, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The company has reflected the estimated federal subsidy under the Act as an actuarial gain, which reduced the existing unrecognized net loss. The company amortizes unrecognized net gains or losses over participants’ future service periods. These changes caused the accumulated other postretirement benefit obligation to decrease by $103.7 million, and reduced the cost recognized

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

for the quarter by approximately $4 million. The assumed health care cost trend rate and assumed participation rates were unchanged. Final authoritative guidance on accounting for the federal subsidy is expected to be issued by the FASB in the second quarter 2004. When issued, the company could be required to restate previously reported information.

Employer Contributions

The company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $19 million to the U.S. pension plans. Due to a law change, the company’s 2004 expected contribution to the U.S. pension plans is reduced to $4 million. This reduced amount represents the expected benefit payments from corporate cash for the unfunded pension plans. The decrease in the company’s 2004 expected contributions from that which was disclosed at December 31, 2003 is the result of the Pension Funding Equity Act of 2004 passed on April 10, 2004, providing additional pension funding relief. The unfunded pension plans are not subject to the legislative interest rate relief. The company does not expect a change to its 2004 expected contributions to its non-U.S. pension plans and other postretirement benefit programs.

NOTE J – GEOGRAPHIC SEGMENTS

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

The company’s chief operating decision maker reviews each operating segment’s performance based upon operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before certain other excluded charges described below. Total assets by segment are those assets directly associated with the respective operating activities. The “Other and (Eliminations)” column primarily includes corporate expenses, assets and eliminations, as well as certain excluded charges described below. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other and (Eliminations). Restructuring related charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the quarter ended March 31, 2004, the North America operating segment recorded total restructuring related charges of $2.5 million. There were no material restructuring related charges for the quarter ended March 31, 2003.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)
Three Months Ended March 31	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2004	$1,894	$680	$382	$88	$(37)	$3,007
2003	$1,798	$564	$306	$92	$(44)	$2,716

Intersegment sales
2004	$11	$122	$37	$29	$(199)	$—
2003	$12	$85	$43	$23	$(163)	$—

Depreciation and amortization
2004	$57	$26	$24	$2	$3	$112
2003	$57	$24	$18	$4	$5	$108

Operating profit (loss)
2004	$211	$31	$22	$(10)	$(51)	$203
2003	$179	$20	$27	$3	$(40)	$189

Total assets
March 31, 2004	$3,367	$2,427	$1,378	$529	$(303)	$7,398
December 31, 2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361

Capital expenditures
2004	$17	$20	$14	$2	$1	$54
2003	$21	$19	$16	$1	$1	$58

NOTE K – SUBSEQUENT EVENTS

During April 2004, the company repurchased an additional 250,000 shares of Whirlpool common stock in the open market at an aggregate purchase price of $17 million. The purchase was made pursuant to the stock repurchase program authorized by the Board of Directors of the company on February 15, 2000.

On May 4, 2004, the company announced that David R. Whitwam, chairman and chief executive officer since 1987, intends to retire effective June 30, 2004 and that the Board of Directors has elected Jeff M. Fettig, the company’s current president and chief operating officer to the positions of chairman, president and chief executive officer, effective July 1, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is the largest global manufacturer of major appliances worldwide with 2003 revenues of $12.2 billion and net earnings of $414 million. The company’s four reportable segments are based on geography and consist of North America (64% of revenue), Europe (22% of revenue), Latin America (11% of revenue), and Asia (3% of revenue). The company is the market share leader in North America and Latin America and has significant market presence in Europe, India and China. Whirlpool’s brands and operations worldwide received well-deserved recognition for accomplishments in a variety of business and social efforts, including energy efficiency leadership, community involvement, support of women’s issues, and excellence in design, to name a few.

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

The company has evaluated, and will continue to evaluate, its global operating platform to strengthen Whirlpool’s brand leadership position in the global appliance industry. The company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three months ended March 31, 2004 and 2003. All comparisons are to 2003, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Sales

Total units sold increased 3.7% for the quarter. Net sales increased 10.7% for the quarter, or approximately 5% excluding currency fluctuations.

	Three Months Ended March 31
(millions of dollars)	2004	2003	Change
Net Sales:
North America	$1,894	$1,798	5%
Europe	680	564	20%
Latin America	382	306	25%
Asia	88	92	–4%
Other/eliminations	(37)	(44)	—

Consolidated	$3,007	$2,716	11%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Significant regional trends were as follows:

•	North America unit volumes increased 3.7%. Key drivers to the increased volume include strong KitchenAid and Whirlpool brand growth combined with an improved mix from the introduction of innovative products, which more than offset reduction in Kenmore brand volume. Net sales increased approximately 5%. Currency fluctuations did not significantly impact net sales during the three months ended March 31, 2004. Excluding currency, net sales increased slightly less than 5%.

•	European unit volumes increased 7.1%. The increase in volume was impacted by strong demand for the Whirlpool brand and new product introductions, particularly within the built-in appliance segment. Net sales increased 20.5%. The continued strength of the Euro contributed to the increase in net sales. Excluding currency impact, net sales increased approximately 5%.

•	Net sales in Latin America increased 24.7% due to price increases, product mix and increased unit shipments. Excluding currency fluctuations, net sales increased approximately 11%.

•	A decrease in unit shipments drove a 5.1% decline in net sales in Asia and was largely impacted by the trade management strategy implemented in January 2004. Net sales decreased approximately 11% excluding currency fluctuations.

For the full year 2004, appliance industry shipments are expected to increase 4% in North America and 3% in Europe. The company currently forecasts improving economic conditions in Latin America and expects overall demand to increase 8% to 12% from last year’s level. Appliance industry shipments in the Asia region are expected to increase 5% to 8%.

Gross Margin

Gross margin percentage was flat when compared to the prior-year quarter. An improved product mix in the North America and Europe regions strengthened margins in those regions. Increasing materials cost in Latin America was not offset by productivity improvements, resulting in lower margins. An increase in operating expenses within the Asia region negatively impacted margins, which was due in large part to costs associated with a new trade management strategy. The company continues to experience material cost pressures, particularly with steel costs. Please see “Other matters” for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales remained flat for the quarter. Increased spending in Asia, resulting from the India trade management strategy, and brand spending in Europe was offset by cost savings in North America.

	Three Months Ended March 31
(millions of dollars)	2004	As a % of Sales	2003	As a % of Sales
Selling, General & Administrative Expenses
North America	$237	12.5%	$232	12.9%
Europe	133	19.6	107	18.9
Latin America	45	12.0	35	11.4
Asia	22	24.8	17	18.3
Corporate/Other	46	—	42	—

Consolidated	$483	16.0%	$433	15.9%

Restructuring costs

Restructuring charges of $1 million were recorded in the first quarter of 2004, primarily related to the global operating platform restructuring initiatives.

Other Income and Expense

Interest income and sundry income (expense) was $3 million favorable due to an increase in interest income, primarily within the Latin America region. Interest expense decreased $2 million primarily due to the reduction of overall debt levels with strong cash flows from operations and an overall lower interest rate environment.

Income Taxes

The effective income tax rate was 37 percent versus 36 percent in the year ago quarter largely related to the growth in the company’s international business shifting the mix of income to higher tax jurisdictions.

Net Earnings

Net earnings for the current quarter were $101 million, or $1.43 per diluted share, versus $91 million, or $1.32 per diluted share. Performance was driven by increased sales and productivity from the company’s two largest regions, North America and Europe. The performance improvements more than offset the weak macroeconomic environment in Latin America, negative currency effects on exports and lower earnings in the Asia region.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2004 and 2003 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Cash used in operating activities in the first three months of 2004 was $141 million compared to $236 million used in 2003. The improvement versus last year was primarily due to an improvement in the company’s trade receivables, lower cash paid for taxes and reduced restructuring spending.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first three months were $54 million compared to $58 million. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear. Proceeds from the sale of fixed assets resulted primarily from the sale and leaseback of a building within the Europe region.

Financing Activities

Net borrowings increased $174 million from year-end due to seasonal working capital needs. On March 1, 2003, $200 million of the company’s 9% Debentures matured and were repaid using short-term notes payable.

Dividends to shareholders totaled $30 million and $23 million for the first quarter of 2004 and 2003, respectively. As previously disclosed in December 2003, the Board of Directors announced an increase in the dividend to 43 cents per share from 34 cents per share for the first quarter of 2004.

Under its stock repurchase plan approved by the Board of Directors on February 15, 2000, the company purchased $75 million (1 million shares) in treasury stock during the first quarter of 2004. See Part II, Item 2 for a table summarizing stock repurchases in the last quarter, and the approximate dollar value of shares that may be repurchased under the program. Offsetting a majority of these prior year cash outflows were $51 million in proceeds from the exercise of company stock options.

FINANCIAL CONDITION AND LIQUIDITY

The company’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impacts the company’s cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. The company finances its working capital fluctuations primarily through the commercial paper markets in the U.S., Europe and Canada, which are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The company has access to long-term funding in the U.S., European and other public bond markets.

The financial position of the company remained strong at March 31, 2004. Total assets are $7.4 billion and stockholders’ equity is $1.4 billion. Total assets remain relatively unchanged versus

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

December 31, 2003, and the increase in equity is primarily attributed to net earnings retention for the quarter of $101 million partially offset by the recognition of an additional minimum pension liability and foreign currency items, which increased the accumulated other comprehensive loss.

On February 15, 2000, the company announced that the Board of Directors approved an extension of its stock repurchase program to $1 billion. Through March 31, 2004, the company has purchased 14.7 million shares at a cost of $824 million, of which 1 million shares were purchased during the current quarter.

The company maintains an $800 million five-year committed credit agreement, scheduled to mature in June 2006, and a committed $400 million 364-day credit agreement, scheduled to mature in May 2004. The company will continue to maintain $1.2 billion in committed credit. These credit agreements support commercial paper programs and other operating needs. Through March 31, 2004, there have not been any borrowings under these agreements, which represent the total committed credit lines. The company is in full compliance with its bank covenants and none of its material debt agreements requires accelerated repayment in the event of a decrease in credit ratings. The company’s debt continues to be rated investment grade by Moody’s (Baa1), Standard & Poor’s (BBB+) and Fitch (A-).

The company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note H to the consolidated condensed financial statements. The company does not expect these guarantees to have a material effect on our financial condition or liquidity.

The company believes its capital resources and liquidity position at March 31, 2004 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the company has access to capital markets in the U.S. and internationally.

OTHER MATTERS

Higher raw materials costs continue to be a concern, and the company continues to work with its supply base to mitigate possible increases. In response to sharply rising stainless steel costs, the company recently announced a price increase on selected products where stainless steel is a key component. Despite material cost pressures in the market, Whirlpool has consistently delivered productivity gains that have, to some extent, shielded the rise in costs over time.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect the company’s current views with respect to future events and financial performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

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

Many factors could cause actual results to differ materially from the company’s forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of the company’s global strategy to develop brand differentiation and brand loyalty; (4) the cost of raw materials and components; (5) the company’s global operating platform initiatives; (6) the company’s ability to control operating and selling costs and to maintain profit margins during industry downturns; (7) the success of the Latin American businesses operating in challenging and volatile environments; (8) continuation of the company’s strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 18% of consolidated net sales of $12 billion in 2003; (9) currency exchange rate fluctuations; (10) social, economic and political volatility in developing markets; (11) continuing uncertainty in the North American, Latin American, Asian and European economies; (12) changes in North America’s consumer preferences regarding how appliances are purchased; (13) the effectiveness of the series of restructuring actions the company has announced and/or completed through 2003; (14) the threat of terrorist activities or the impact of war; (15) U.S. interest rates; (16) new Asian competitors; and (17) changes to the obligations as presented in the contractual obligations table.

The company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures in the company’s filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the company’s exposures to market risk since December 31, 2003.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2004

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended March 31, 2004:

(millions of dollars, except number and price per share)

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2004 through January 31, 2004	492,600	$77.01	492,600	$213
February 1, 2004 through February 29, 2004	507,400	$73.43	507,400	$176
March 1, 2004 through March 31, 2004	—	$—	—	$176

Total	1,000,000	$75.20	1,000,000

Item 6. Exhibits and Reports on Form 8-K

a.	The following are included herein:

Exhibit 31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	The registrant furnished the following Current Reports on Form 8-K for the quarterly period ended March 31, 2004.

A Current Report on Form 8-K dated February 3, 2004 pursuant to Item 12, to announce the Company’s financial results for fourth-quarter and full-year 2003.

A Current Report on Form 8-K dated February 25, 2004 pursuant to Item 9, “Regulation FD Disclosure,” to reiterate its 2004 full-year earnings guidance of $6.20 to $6.35 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ R. Stephen Barrett, Jr.
R. Stephen Barrett, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2004