Form 10-Q
period 2004-06-30
WHIRLPOOL CORP /DE/
filed 2004-08-05
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 M-63	49022-2692
Benton Harbor, Michigan (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 269/923-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at June 30, 2004
Common stock, par value $1 per share	66,386,039

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30

(millions of dollars except per share data)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net sales	$3,264	$2,988	$6,271	$5,705

EXPENSES:
Cost of products sold	2,539	2,332	4,858	4,426
Selling, general and administrative	516	461	1,000	895
Restructuring costs	—	—	1	—

	3,055	2,793	5,859	5,321

OPERATING PROFIT	209	195	412	384

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(10)	(13)	(15)	(23)
Interest expense	(30)	(36)	(64)	(70)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	169	146	333	291

Income taxes	62	50	123	103

EARNINGS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	107	96	210	188
Equity in loss of affiliated companies	—	—	(3)	—
Minority interests	(1)	(2)	—	(3)

NET EARNINGS	$106	$94	$207	$185

Per share of common stock:
Basic net earnings	$1.56	$1.37	$3.04	$2.70

Diluted net earnings	$1.53	$1.35	$2.96	$2.67

Dividends declared	$.43	$.34	$.86	$.68

Weighted-average shares outstanding (millions):
Basic	68.0	68.7	68.2	68.5
Diluted	69.5	69.7	69.9	69.3

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) June 30 2004	December 31 2003
ASSETS

CURRENT ASSETS
Cash and equivalents	$193	$249
Trade receivables (less allowances of: 2004: $108; 2003: $113)	2,059	1,913
Inventories	1,554	1,340
Prepaid expenses	56	62
Deferred income taxes	137	129
Other current assets	195	172

Total Current Assets	4,194	3,865

OTHER ASSETS
Investment in affiliated companies	14	11
Goodwill, net	164	165
Other intangibles, net	109	85
Deferred income taxes	281	268
Prepaid pension costs	357	357
Other assets	141	154

	1,066	1,040

PROPERTY, PLANT AND EQUIPMENT
Land	82	84
Buildings	989	1,004
Machinery and equipment	5,360	5,391
Accumulated depreciation	(4,122)	(4,023)

	2,309	2,456

Total Assets	$7,569	$7,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$512	$260
Accounts payable	1,963	1,944
Employee compensation	273	303
Deferred income taxes	47	48
Accrued expenses	660	701
Restructuring costs	24	45
Income taxes	216	95
Other current liabilities	123	174
Current maturities of long-term debt	10	19

Total Current Liabilities	3,828	3,589

OTHER LIABILITIES
Deferred income taxes	200	236
Pension benefits	375	298
Postemployment benefits	491	489
Product warranty	53	53
Other liabilities	187	198
Long-term debt	1,124	1,134

	2,430	2,408

MINORITY INTERESTS	57	63

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	90	88
Shares authorized - 250 million
Shares issued - 90 million (2004); 89 million (2003)
Shares outstanding - 66 million (2004); 69 million (2003)
Paid-in capital	722	659
Retained earnings	2,454	2,276
Accumulated other comprehensive income (loss)	(797)	(757)
Treasury stock - 23 million (2004); 20 million (2003)	(1,215)	(965)

Total Stockholders’ Equity	1,254	1,301

Total Liabilities and Stockholders’ Equity	$7,569	$7,361

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$841	$2,053	$(986)	$87	$(313)

Comprehensive income
Net income	94	94
Unrealized loss on derivative instruments	(14)		(14)
Other, principally foreign currency items	85		85

Comprehensive income	165		71

Common stock issued	12				12
Dividends declared on common stock	(24)	(24)

Ending balance, June 30, 2003	$994	$2,123	$(915)	$87	$(301)

Beginning balance	$1,356	$2,377	$(789)	$90	$(322)

Comprehensive income
Net income	106	106
Unrealized gain on derivative instruments	15		15
Other, principally foreign currency items	(23)		(23)

Comprehensive income	98		(8)

Common stock issued	4				4
Common stock repurchased	(175)				(175)
Dividends declared on common stock	(29)	(29)

Ending balance, June 30, 2004	$1,254	$2,454	$(797)	$90	$(493)

	Six Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$739	$1,985	$(999)	$87	$(334)

Comprehensive income
Net income	185	185
Unrealized loss on derivative instruments	(21)		(21)
Other, principally foreign currency items	105		105

Comprehensive income	269		84

Common stock issued	17				17
Common stock repurchased, net of reissuances	16				16
Dividends declared on common stock	(47)	(47)

Ending balance, June 30, 2003	$994	$2,123	$(915)	$87	$(301)

Beginning balance	$1,301	$2,276	$(757)	$88	$(306)

Comprehensive income
Net income	207	207
Unrealized gain on derivative instruments	6		6
Minimum pension liability adjustment	(12)		(12)
Other, principally foreign currency items	(34)		(34)

Comprehensive income	167		(40)

Common stock issued	65			2	63
Common stock repurchased	(250)				(250)
Dividends declared on common stock	(29)	(29)

Ending balance, June 30, 2004	$1,254	$2,454	$(797)	$90	$(493)

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30

(millions of dollars)

	2004	2003
OPERATING ACTIVITIES
Net earnings	$207	$185
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
(Gain) loss on disposition of assets	1	(1)
Depreciation and amortization	226	218
Changes in assets and liabilities:
Trade receivables	(160)	(85)
Inventories	(236)	(193)
Accounts payable	47	(75)
Product recalls	—	11
Restructuring charges, net of cash paid	(20)	(54)
Taxes deferred and payable, net	73	12
Accrued pension	27	32
Other - net	(83)	(91)

Cash Provided By (Used In) Operating Activities	$82	$(41)

INVESTING ACTIVITIES
Capital expenditures	$(131)	$(144)
Proceeds from sale of assets	23	22

Cash Used In Investing Activities	$(108)	$(122)

FINANCING ACTIVITIES
Net proceeds of short-term borrowings	$260	$389
Proceeds of long-term debt	—	1
Repayments of long-term debt	(11)	(208)
Dividends paid	(59)	(47)
Purchase of treasury stock	(250)	—
Common stock issued under stock plans	53	11
Other	(18)	10

Cash Provided By (Used In) Financing Activities	$(25)	$156

Effect of Exchange Rate Changes on Cash and Equivalents	$(5)	$5

Decrease in Cash and Equivalents	$(56)	$(2)
Cash and Equivalents at Beginning of Period	249	192

Cash and Equivalents at End of Period	$193	$190

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 2004 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the company’s Proxy Statement and in the Financial Supplement to the 2003 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

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

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars, except per share data)	2004	2003	2004	2003
Compensation cost included in earnings as reported (net of tax benefits)	$3	$2	$5	$4
Pro forma total fair value compensation cost (net of tax benefits)	$5	$5	$9	$10

Net earnings
As reported	$106	$94	$207	$185
Pro forma	$104	$91	$203	$179
Basic net earnings per share
As reported	$1.56	$1.37	$3.04	$2.70
Pro forma	$1.53	$1.33	$2.98	$2.62
Diluted net earnings per share
As reported	$1.53	$1.35	$2.96	$2.67
Pro forma	$1.50	$1.31	$2.90	$2.59

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three months ended June 30, 2004 and 2003, approximately 1,835,000 and 1,895,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the six months ended June 30, 2004 and 2003, approximately 681,000 and 3,241,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

NOTE B – NEW ACCOUNTING STANDARDS

During the second quarter, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The company was required to remeasure its Retiree Medical Plan in February 2004 and, as a result of the remeasurement, adopted the provisions of the then proposed guidance. The adoption of the final provisions in FSP 106-2 did not materially alter the company’s initial application of the proposed FSP 106-b.

NOTE C – EARNINGS PER SHARE

Basic and diluted net earnings per share were calculated as follows:

	Three months ended		Six months ended
(in millions)	June 30 2004	June 30 2003	June 30 2004	June 30 2003
Numerator for basic and diluted earnings per share - net earnings	$106	$94	$207	$185

Denominator for basic earnings per share - weighted-average shares	68.0	68.7	68.2	68.5
Effect of dilutive securities:
Stock-based compensation	1.5	1.0	1.7	0.8

Denominator for diluted earnings per share - adjusted weighted-average shares	69.5	69.7	69.9	69.3

NOTE D – GOODWILL AND OTHER INTANGIBLES

As of June 30, 2004 and December 31, 2003, the operating segments’ goodwill carrying amounts were as follows: North America $160 and $161 million, respectively, and Latin America $4 and $4 million, respectively. The decrease in North America was attributable to currency fluctuations.

The company’s other intangible assets were comprised of the following:

(millions of dollars)	June 30 2004	December 31 2003
Trademarks (indefinite-lived)	$51	$51
Patents and non-compete agreements	3	1
Pension related	55	33

Total other intangible assets, net	$109	$85

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Accumulated amortization totaled $5 million at June 30, 2004 and $25 million at December 31, 2003. Fully amortized intangible assets were removed from the company’s consolidated balance sheet during the six months ended June 30, 2004.

NOTE E – INVENTORIES

Inventories consist of the following:

(millions of dollars)	June 30 2004	December 31 2003
Finished products	$1,327	$1,118
Raw materials and work in process	349	348

	$1,676	1,466
Less excess of FIFO cost over LIFO cost	122	126

	$1,554	$1,340

NOTE F – RESTRUCTURING CHARGES

Details of the restructuring liabilities through June 30, 2004 were as follows:

(Millions of dollars)	Balance January 1 2004	Charged to Earnings	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Translation	Balance June 30 2004
Restructuring
Termination costs	$41	$3	$(3)	$(19)	$—	$(1)	$21
Non-employee exit costs	4	1	—	(2)	—	—	3

Total	$45	$4	$(3)	$(21)	$—	$(1)	$24

Under Whirlpool’s ongoing global operating platform initiatives, the company implemented certain restructuring initiatives in the first six months of 2004 to strengthen Whirlpool’s brand leadership position in the global appliance industry. The company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, support functions, product platforms and technology resources to better support its global brands and customers.

During the three months ended June 30, 2004, the company incurred pre-tax restructuring charges of $3 million, which were reduced by $3 million primarily due to final estimates related to the closure of a Canadian facility previously announced in December 2000. For the six months ended June 30, 2004, the company incurred net pre-tax restructuring

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

charges of $1 million. These charges are included in the Restructuring costs line item on the company’s consolidated condensed statements of operations. Restructuring charges did not have a material impact on the company’s consolidated condensed statements of operations during the three and six months ended June 30, 2003.

The company also incurred $3 and $6 million of restructuring related charges (all of which were recorded in the North American region) during the three and six months ended June 30, 2004. These charges are included in the Cost of products sold line item on the company’s consolidated condensed statements of operations, and relate to the restructuring initiatives announced in December 2000. There were no material restructuring related charges during the three and six months ended June 30, 2003.

As of June 30, 2004, an additional 240 employees had left the company since December 31, 2003. The majority of employee departures were related to prior announcements under the company’s restructuring initiatives announced in December 2000.

NOTE G – STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2004, the company repurchased 2.7 million shares of Whirlpool common stock in the open market at an aggregate purchase price of $175 million. These purchases conclude the $1 billion share repurchase program approved by the company’s Board of Directors during March 1999 and February 2000.

On June 15, 2004, the company’s Board of Directors authorized a new share repurchase program of up to $500 million. The share repurchases will be made from time to time on the open market as conditions warrant.

NOTE H – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of June 30, 2004 and December 31, 2003, these amounts totaled $120 million and $109 million, respectively. The only recourse the company has related to these agreements would be legal or administrative collection efforts directed against the customers.

Under the terms of the sale of Wellmann, a former European affiliate, the company continues to provide guarantees of bills of exchange for certain trade-related obligations of customers of Wellmann. These bills of exchange are short-term agreements, usually for 90 days, which allow the issuer to convert its receivables into cash, less a minor fee paid to the bank. In the event the

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

customer defaults on its obligations under any of the bills of exchange, the company would be liable for the related amounts. As of June 30, 2004 and December 31, 2003, the company had approximately $5 million and $18 million, respectively, of guarantees outstanding for the bills of exchange related to Wellmann.

The company also provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.6 billion and $1.7 billion at June 30, 2004 and December 31, 2003, respectively. The company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $340 million and $225 million at June 30, 2004 and December 31, 2003, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the period presented:

2004
(millions of dollars)
Balance at January 1	$148
Warranties issued	149
Settlements made	(151)
Other changes	(1)

Balance at June 30	$145

Current portion (included in other current liabilities)	92
Non-current portion	53

Total	$145

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

NOTE I – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2004 and 2003 were:

Components of Net Periodic Benefit Cost - Three months ended June 30

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2004	2003	2004	2003	2004	2003
Service cost	$22.0	$16.5	$1.0	$1.3	$3.1	$3.4
Interest cost	27.5	25.4	3.2	3.0	9.2	10.7
Expected return on plan assets	(39.9)	(31.3)	(1.6)	(1.5)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	4.7	4.0	0.1	0.1	(1.8)	(1.0)
Amortization of net loss	0.5	1.1	0.1	0.2	2.7	2.6
Curtailments	—	—	—	—	—	(22.5)

Net periodic cost	$14.8	$15.7	$3.0	$3.3	$13.2	$(6.8)

Components of Net Periodic Benefit Cost - Six months ended June 30

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2004	2003	2004	2003	2004	2003
Service cost	$43.9	$33.0	$2.1	$2.6	$6.2	$6.6
Interest cost	54.9	50.8	6.4	5.8	18.6	21.5
Expected return on plan assets	(79.8)	(62.6)	(3.3)	(2.9)	—	—
Amortization of transition obligation	—	—	0.3	0.3	—	—
Amortization of prior service cost	9.2	8.0	0.2	0.2	(3.1)	(2.1)
Amortization of net loss	1.0	2.2	0.3	0.3	5.4	4.7
Curtailments	—	—	—	—	—	(22.5)

Net periodic cost	$29.2	$31.4	$6.0	$6.3	$27.1	$8.2

In June 2003, the company announced a modification to its U.S. retiree healthcare plans and recorded a one-time gain of $22.5 million, pre-tax, related to the modification.

The expected rate of return on pension plan assets is 8.75% in 2004 and 2003.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Changes Since Year End 2003 Disclosure

The company was required to remeasure the net periodic cost and funded status of one of its pension plans and the Whirlpool Corporation Retiree Medical Plan at February 29, 2004. The interest rate used for this remeasurement was 6%, the same as at year-end 2003.

The company measured the effects of the Medicare Modernization Act of 2003 (the Act) following the guidance in FASB Staff Position No. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The company has reflected the estimated federal subsidy under the Act as an actuarial gain, which reduced the existing unrecognized net loss. Net gains or losses are amortized over the participants’ future service periods. These changes caused the accumulated other postretirement benefit obligation to decrease by $103.7 million, and reduced the cost recognized by approximately $4 and $8 million for the three and six months ended June 30, 2004, respectively.

Employer Contributions

The company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $19 million to the U.S. pension plans. Due to a law change, the company’s 2004 required contribution to the U.S. pension plans has been reduced to $4 million. This reduced amount represents the expected benefit payments from corporate cash for its unfunded pension plans. The decrease in the company’s 2004 required contributions from that which was disclosed at December 31, 2003 is the result of the Pension Funding Equity Act of 2004 passed on April 10, 2004, providing additional pension funding relief. The unfunded pension plans are not subject to the legislative interest rate relief. The company may choose to make additional contributions to its funded U. S. pension plans. The company does not expect a change to its 2004 expected contributions to its non-U.S. pension plans and other postretirement benefit programs.

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

The company’s chief operating decision maker reviews each operating segment’s performance based upon operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before certain other excluded charges described below. Total assets by segment are those assets directly associated with the respective operating activities. The Other and (Eliminations) column primarily includes corporate expenses, assets and eliminations, as well as certain excluded charges described below. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

are included in Other and (Eliminations). Restructuring related charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the three and six months ended June 30, 2004, the North American operating segment recorded total restructuring related charges of $3 and $6 million, respectively. For the three and six months ended June 30, 2003, there were no material restructuring related charges.

(millions of dollars)
Three Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2004	$2,096	$704	$392	$110	$(38)	$3,264
2003	$1,960	$628	$318	$118	$(36)	$2,988

Intersegment sales
2004	$11	$122	$37	$31	$(201)	$—
2003	$13	$96	$35	$25	$(169)	$—

Depreciation and amortization
2004	$57	$24	$23	$5	$6	$115
2003	$56	$24	$21	$3	$6	$110

Operating profit (loss)
2004	$213	$36	$16	$(3)	$(53)	$209
2003	$200	$23	$15	$4	$(47)	$195

Total assets
June 30, 2004	$3,470	$2,594	$1,413	$525	$(433)	$7,569
December 31, 2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361

Capital expenditures
2004	$32	$18	$18	$5	$4	$77
2003	$36	$19	$24	$2	$5	$86

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)
Six Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2004	$3,991	$1,384	$773	$198	$(75)	$6,271
2003	$3,758	$1,192	$624	$210	$(79)	$5,705

Intersegment sales
2004	$22	$245	$74	$60	$(401)	$—
2003	$25	$181	$79	$48	$(333)	$—

Depreciation and amortization
2004	$114	$50	$47	$7	$8	$226
2003	$113	$48	$39	$7	$11	$218

Operating profit (loss)
2004	$424	$67	$38	$(13)	$(104)	$412
2003	$379	$44	$42	$7	$(88)	$384

Total assets
June 30, 2004	$3,470	$2,594	$1,413	$525	$(433)	$7,569
December 31, 2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361

Capital expenditures
2004	$49	$38	$33	$7	$4	$131
2003	$57	$38	$40	$3	$6	$144

Item2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is the largest global manufacturer of major appliances worldwide with 2003 revenues of $12.2 billion and net earnings of $414 million. The company’s four reportable segments are based on geography and consist of North America (64% of 2003 revenue), Europe (22% of 2003 revenue), Latin America (11% of 2003 revenue), and Asia (3% of 2003 revenue). The company is the market share leader in North America and Latin America and has significant market presence in Europe, India and China. Whirlpool’s brands and operations worldwide received well-deserved recognition for accomplishments in a variety of business and social efforts, including energy efficiency leadership, community involvement, support of women’s issues, and excellence in design, to name a few.

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

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three and six months ended June 30, 2004 and 2003. All comparisons are to 2003, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Sales

Total units sold increased 9.0% for the quarter and 6.4% year to date. Net sales increased 9.2% for the quarter, or approximately 8% excluding currency fluctuations, and 9.9% year to date, or approximately 7% excluding currency fluctuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended June 30			Six Months Ended June 30
(millions of dollars)	2004	2003	Change	2004	2003	Change
Net Sales:
North America	$2,096	$1,960	7%	$3,991	$3,758	6%
Europe	704	628	12%	1,384	1,192	16%
Latin America	392	318	23%	773	624	24%
Asia	110	118	-7%	198	210	-6%
Other/eliminations	(38)	(36)	—	(75)	(79)	—

Consolidated	$3,264	$2,988	9%	$6,271	$5,705	10%

Significant regional trends were as follows:

•	North America unit volumes increased 9.0% and 6.5% for the quarter and year to date periods, respectively. Robust industry growth drove volume increases across all brands in the quarter and year to date periods. Market share within North America was down slightly primarily due to Kenmore brand softness. Net sales increased 6.9% and 6.2% for the quarter and year to date periods, respectively. Excluding currency, net sales increased approximately 7% in the current quarter. Currency fluctuations did not significantly impact net sales for the year to date period.

•	European unit volumes increased 5.2% and 6.1% for the quarter and year to date periods, respectively, ahead of industry growth, reflecting strong demand and market share increases for the Whirlpool brand and significant increases in the company’s built-in appliance business. Net sales increased 12.1% and 16.1% in the quarter and year to date periods, respectively. The continued strength of the Euro contributed to the increase in net sales. Excluding currency, net sales increased approximately 6% for the quarter and 5% for the year to date period.

•	Latin America unit volumes increased 32.4% and 15.1% for the quarter and year to date periods, respectively, due to strong appliance industry volume growth in Brazil. Net sales increased 23.0% and 23.8%, respectively. Economic conditions improved moderately during the quarter as interest rates remained stable and unemployment levels declined. Increases in demand and product pricing drove the increase in net sales which was partially offset by product mix. Excluding currency fluctuations, net sales increased approximately 24% and 17% for the quarter and year to date periods, respectively.

•	In Asia, a decrease in unit shipments of 5.5% and 7.5% in the quarter and year to date periods, respectively, caused a 6.4% and 5.8% decline in net sales during the respective periods. The decline was largely impacted by pricing pressures in key markets and plans the company is implementing with its trade partners which negatively impacted sales in the first half but will improve the speed, flexibility and overall efficiency within its sales and distribution processes in India, a key market within the Asia region. Excluding currency fluctuations, net sales decreased approximately 12% for the quarter and year to date periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

For the full year 2004, appliance industry shipments are expected to increase 5% to 6% in North America and 2% to 3% in Europe. The company expects improving economic conditions in Latin America to drive increased appliance industry demand of approximately 12% to 15% from last year’s level. The company expects the Asia segment business to begin recovery during the fourth quarter where the appliance industry shipments are expected to increase 5% to 7% for the full year.

Gross Margin

Despite pricing pressures, material cost increases, product availability issues and unfavorable currency, the company’s gross margin percentage increased slightly for the quarter and year to date periods. The improvement was primarily driven by strong productivity improvements in North America and Europe. North America realized favorable product mix and benefited from the absence of last year’s product recall expense, while Europe benefited from strength within the built-in refrigerator business. Increasing materials cost in Latin America offset price increases and productivity improvements in the region while pricing pressures and rising material costs negatively impacted Asia’s results. The company continues to experience material cost pressures, particularly in steel costs, and has implemented global price increases and productivity improvements to help mitigate the negative impact.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales increased for the quarter and year to date periods. The company’s overall results were affected by higher logistics costs in North America and Latin America resulting from rising fuel prices, driver supply, and container shortages in Brazil. In addition, last year’s second quarter results were favorably impacted by a post-retirement curtailment gain in the U.S., of which $16.2 million was credited to selling, general and administrative expenses. Results have been negatively impacted by the trade management strategy implemented in India and increased regional support costs, while Europe has benefited from productivity improvements.

	Three Months Ended June 30				Six Months Ended June 30
(millions of dollars)	2004	As a % of Sales	2003	As a % of Sales	2004	As a % of Sales	2003	As a % of Sales
Selling, General & Administrative Expenses
North America	$258	12.3%	$228	11.7%	$495	12.4%	$461	12.3%
Europe	131	18.5	124	19.7	264	19.0	230	19.3
Latin America	58	14.7	45	14.2	103	13.4	80	12.9
Asia	22	20.0	21	17.9	44	22.1	38	18.1
Corporate/Other	47	—	43	—	94	—	86	—

Consolidated	$516	15.8%	$461	15.4%	$1,000	15.9%	$895	15.7%

Restructuring costs

Restructuring charges of zero and $1 million were recorded in the current and year to date period, respectively, and relate primarily to the global operating platform restructuring initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Other Income and Expense

Interest income and sundry income (expense) increased $3 million for the quarter and was $8 million favorable for the year to date period primarily due to reduced currency losses on balance sheet positions held in Europe and Brazil and higher interest income, primarily within the Latin America region. Interest expense decreased $6 million in the quarter and year to date periods primarily due to reduced overall debt levels driven by strong cash flow from operations, and the lower interest rate environment.

Income Taxes

The effective income tax rate was 37 percent for the quarter and year to date period versus 34 percent and 35 percent in the year ago quarter and year to date period, respectively. The increase in the effective tax rate is largely related to the growth and income dispersion within the company’s international locations.

Net Earnings

Net earnings for the current quarter were $106 million, or $1.53 per diluted share, versus $94 million, or $1.35 per diluted share in the year ago quarter. Performance was driven by increased sales and productivity from the company’s two largest regions, North America and Europe. During the second quarter, economic conditions in Latin America drove improved industry performance and profitability. Competitive pricing pressures and increased materials costs resulted in lower operating performance in the Asia region.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2004 and 2003 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first six months of 2004 was $82 million compared to $41 million used in 2003. The improvement was primarily due to increased earnings, lower product recall spending, reduced restructuring spending and lower tax payments. Within net working capital, cash flow decreases in accounts receivable and inventory were partially offset by cash flow increases in accounts payable and when compared to the six month period in 2003 reflect essentially the same net working capital levels. The shift in receivables reflects a strong June 2004 sales month which resulted in higher receivables, while higher inventory

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

cash usage reflects incrementally higher builds to improve product availability due to component material shortages, an increase in export sales and higher inventory levels in support of the company’s global operating platform changes. Increases in accounts payable cash flow reflect higher inventory levels and higher logistics costs.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the six months ended June 30, 2004 were $131 million compared to $144 million. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear. Proceeds from the sale of fixed assets resulted primarily from the sale and leaseback of a building within the Europe region.

Financing Activities

The company’s cash flows provided by net borrowings, adjusted for currency fluctuations, increased $249 million from year-end due to seasonal working capital needs and was used to repurchase the company’s stock. During the six months ended June 30, 2003, $200 million of the company’s 9% Debentures matured and were repaid using short-term notes payable.

Dividends paid to shareholders totaled $59 million and $47 million for the six months ended June 30, 2004 and 2003, respectively. As previously disclosed in December 2003, the Board of Directors announced an increase in the dividend to 43 cents per share from 34 cents per share.

Under its stock repurchase plan approved by the Board of Directors on February 15, 2000, the company purchased $250 million (3.7 million shares) in common stock during the six months ended June 30, 2004. See Part II, Item 2 for a table summarizing stock repurchases in the current quarter, and the approximate dollar value of shares that may be repurchased under the program. Partially offsetting these cash outflows were $53 million in proceeds from the exercise of company stock options.

FINANCIAL CONDITION AND LIQUIDITY

The company’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing due to the nature of its business. The volume and timing of refrigeration and air conditioning production impacts the company’s cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. The company finances its working capital fluctuations primarily through the issuance of commercial paper in the U.S., Europe and Canada, which is supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The company has access to long-term funding in the U.S., European and other public bond markets.

The financial position of the company remained strong at June 30, 2004. Total assets are $7.6 billion and stockholders’ equity is $1.3 billion versus $7.4 billion and $1.3 billion at December 31, 2003, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Working capital increases were the primary driver of the increase in total assets. Total stockholders’ equity was reduced by the company’s share repurchases of $250 million partially offset by the net increase in retained earnings of $178 million and the exercise of $53 million in stock options during the six months ended June 30, 2004.

From 1999 through June 30, 2004, the company has repurchased 17.3 million shares of its common stock at a cost of $1 billion, of which 2.7 million shares were purchased during the current quarter. This concludes the $1 billion share repurchase program approved by the company’s Board of Directors during March 1999 and February 2000. See Part II – Other Information, Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities for a summary of stock repurchases during the quarter ended June 30, 2004. On June 15, 2004, the Board of Directors authorized a new share repurchase program of up to $500 million.

During the second quarter, the company extended the maturity date from 2006 to 2009 and increased the size of its long-term committed credit facility from $800 million to $1.2 billion. The company’s $400 million short term committed credit facility matured during the second quarter. This credit agreement supports commercial paper programs and other operating needs. Through June 30, 2004, there have not been any borrowings under this agreement (or its predecessor facilities), which represents the total committed credit lines. The company is in full compliance with its bank covenants and none of its material debt agreements requires accelerated repayment in the event of a decrease in credit ratings. The company’s debt continues to be rated investment grade by Moody’s (Baa1), Standard & Poor’s (BBB+) and Fitch (A-).

The company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note H to the consolidated condensed financial statements. The company does not expect these guarantees to have a material effect on its financial condition or liquidity.

In May 2004, the company announced that it plans to invest approximately $180 million to strengthen Whirlpool’s brand leadership position in the global appliance industry. The company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. Approximately $100 million of the investment will fund initiatives at the company’s manufacturing facilities in the United States and the remainder will be used to begin work on the expansion of the company’s washer production facility in Monterrey, Mexico, and the construction of a new refrigeration facility in Ramos Arizpe, Coahuilla, Mexico.

The company believes its capital resources and liquidity position at June 30, 2004 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the company has access to capital markets in the U.S. and internationally.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

OTHER MATTERS

Higher raw materials costs and availability continue to be a concern, and the company continues to work with its supply base to help mitigate cost increases and ensure availability of key components. In response to rising steel costs, the company has announced price increases on selected products. Despite material cost pressures in the market, Whirlpool has consistently delivered productivity gains that have helped mitigate the rise in costs over time.

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

In June 2003, the company announced a modification to its U.S. retiree healthcare plans affecting current active employees. The new plan is based on a Retiree Healthcare Savings Account (RHSA), which will be established for each active U.S.-paid employee retiring after December 31, 2003. The RHSA is designed to provide employees who retire from Whirlpool with a notional healthcare savings account for each year of continuous service, beginning at age 40. In June 2003, the company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree healthcare plan.

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

Many factors could cause actual results to differ materially from the company’s forward-looking statements. Among these factors are: (1) competitive pressure to reduce prices; (2) the ability to gain or maintain market share in an intensely competitive global market; (3) the success of the company’s global strategy to develop brand differentiation and brand loyalty; (4) the cost of raw materials and components, especially steel; (5) the company’s global operating platform initiatives; (6) the company’s ability to control operating and selling costs and to maintain profit margins during industry downturns; (7) the success of the Latin American businesses operating in challenging and volatile environments; (8) continuation of the company’s strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 18% of consolidated net sales of $12 billion in 2003; (9) currency exchange rate fluctuations; (10) social, economic and political volatility in developing markets; (11) continuing uncertainty in the North American, Latin American, Asian and European economies; (12) changes in North America’s consumer preferences regarding how appliances are purchased; (13) the effectiveness of the series of restructuring actions the company has announced and/or completed through 2003; (14) the threat of terrorist activities or the impact of war; (15) U.S. interest rates; (16) new Asian competitors; (17) changes to the obligations as presented in the contractual obligations table; (18) changes in the funded position of the U.S. pension plans; and (19) continued strength of the U.S. builder industry.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2004

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our stock in the quarter ended June 30, 2004:

(millions of dollars, except number and price per share)
Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2004 through April 30, 2004	250,000	$68.75	250,000	$158
May 1, 2004 through May 31, 2004	1,345,000	$64.57	1,345,000	$71
June 1, 2004 through June 30, 2004	1,063,800	$66.74	1,063,800	$—

Total	2,658,800	$65.83	2,658,800

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 20, 2004. At the meeting, Messrs. Allan D. Gilmour, Michael F. Johnston and David R. Whitwam and Ms. Janice D. Stoney were each elected by the shareholders to a term to expire in 2007.

Nominee	For	Against	Withheld
Allan D. Gilmour	61,444,283	0	2,090,702
Michael F. Johnston	65,527,451	0	1,007,534
Janice D. Stoney	61,437,715	0	2,097,270
David R. Whitwam	61,580,351	0	1,954,634

Messrs. DiCamillo, Fettig, Kilts, Langbo, Marsh and Stern and Ms. Hempel each have terms of office as directors that continued after the 2004 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

a.	The following are included herein:

Exhibit 10.1 Material Contracts - Amended and Restated Long-Term Credit Agreement dated as of May 28, 2004 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A. as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, as Syndication Agent, ABN AMRO Bank N.V., ING Bank N.V. and The Royal Bank of Scotland PLC, as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners

Exhibit 10.2 Material Contracts - In conjunction with the retirement of David R. Whitwam as Chairman and Chief Executive Officer of the registrant on June 30, 2004, the registrant has accelerated the vesting of 75,000 options granted to Mr. Whitwam from their original vesting date of February 17, 2005 to June 30, 2004. The options were originally granted on February 17, 2003. In addition, the registrant has agreed to continue providing certain administrative and security services to Mr. Whitwam for three years to, among other things, support his work on behalf of the registrant for a community non-profit organization. The cost of these services will not exceed $20,000 annually.

Exhibit 31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

(i) The registrant filed the following Current Reports on Form 8-K for the quarterly period ended June 30, 2004.

A Current Report on Form 8-K dated May 4, 2004 pursuant to Item 5, “Other Events,” to announce the retirement of Chairman David R. Whitwam and election of Jeff M. Fettig to the post of chairman, president and chief executive officer of the Company.

A Current Report on Form 8-K dated May 18, 2004 pursuant to Item 5, “Other Events,” to announce its plans to invest approximately $180 million to strengthen the registrant’s manufacturing base in North America.

A Current Report on Form 8-K dated May 25, 2004 pursuant to Item 9, “Information to Be Included in the Report,” announcing the registrant was reiterating its full-year 2004 earnings guidance of $6.20 to $6.35 per share, and indicating that its free cash flow forecast will increase to about $400 million, or $100 million above its previous forecast.

A Current Report on Form 8-K dated June 15, 2004 pursuant to Item 5, “Other Events,” announcing the election of Michael D. White to the board of directors and that the board of directors had authorized a share repurchase program of up to $500 million.

A Current Report on Form 8-K dated June 17, 2004 pursuant to Item 5, “Other Events,” to announce it had reached a confidential agreement staying litigation involving the registrant and Ispat Inland Inc. for 45 days while securing the registrant’s steel supply and allowing the temporary restraining order against Ispat to be dissolved.

(ii) The registrant furnished the following Current Reports on Form 8-K for the quarterly period ended June 30, 2004:

A Current Report on Form 8-K dated April 21, 2004 pursuant to Item 12, “Results of Operations and Financial Condition,” to announce its first-quarter 2004 earnings.

A Current Report on Form 8-K dated May 20, 2004 pursuant to Item 5, “Other Events,” to announce the issuance by the Circuit Court of Berrien County, Michigan of a temporary restraining order requiring steel supplier ISPAT Inland Inc. to continue providing steel to Whirlpool under the terms of the current supply agreement between the two companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By	/s/ R. Stephen Barrett, Jr.
R. Stephen Barrett, Jr.
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

August 5, 2004