Form 10-Q
period 2004-09-30
WHIRLPOOL CORP /DE/
filed 2004-11-08
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 29, 2004
Common stock, par value $1 per share	66,425,083

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30

(millions of dollars except per share data)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net sales	$3,318	$3,113	$9,588	$8,817

EXPENSES:
Cost of products sold	2,604	2,418	7,462	6,844
Selling, general and administrative	526	491	1,525	1,385
Restructuring costs	5	—	6	—

	3,135	2,909	8,993	8,229

OPERATING PROFIT	183	204	595	588

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(2)	(5)	(17)	(28)
Interest expense	(32)	(34)	(95)	(104)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	149	165	483	456
Income taxes	48	57	171	160

EARNINGS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	101	108	312	296
Equity in loss of affiliated companies	—	—	(3)	—
Minority interests	—	(3)	—	(6)

NET EARNINGS	$101	$105	$309	$290

Per share of common stock:
Basic net earnings	$1.53	$1.51	$4.56	$4.21

Diluted net earnings	$1.50	$1.48	$4.46	$4.14

Dividends declared	$.43	$.34	$1.29	$1.02

Weighted-average shares outstanding (millions of shares):
Basic	66.4	69.2	67.7	68.7
Diluted	67.6	70.9	69.3	69.9

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) September 30 2004	December 31 2003
ASSETS

CURRENT ASSETS
Cash and equivalents	$219	$249
Trade receivables, less allowances (2004: $108; 2003: $113)	2,060	1,913
Inventories	1,688	1,340
Prepaid expenses	74	62
Deferred income taxes	144	129
Other current assets	216	172

Total Current Assets	4,401	3,865

OTHER ASSETS
Investment in affiliated companies	15	11
Goodwill, net	163	165
Other intangibles, net	106	85
Deferred income taxes	293	268
Prepaid pension costs	388	357
Other assets	155	154

	1,120	1,040

PROPERTY, PLANT AND EQUIPMENT
Land	90	84
Buildings	1,022	1,004
Machinery and equipment	5,483	5,391
Accumulated depreciation	(4,269)	(4,023)

	2,326	2,456

Total Assets	$7,847	$7,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$416	$260
Accounts payable	2,090	1,944
Employee compensation	300	303
Deferred income taxes	41	48
Accrued expenses	755	701
Restructuring costs	19	45
Income taxes	178	95
Other current liabilities	124	174
Current maturities of long-term debt	10	19

Total Current Liabilities	3,933	3,589

OTHER LIABILITIES
Deferred income taxes	213	236
Pension benefits	381	298
Postemployment benefits	500	489
Other liabilities	248	251
Long-term debt	1,127	1,134

	2,469	2,408

MINORITY INTERESTS	65	63

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	90	88
Shares authorized - 250 million
Shares issued - 90 million (2004); 89 million (2003)
Shares outstanding - 66 million (2004); 69 million (2003)
Paid-in capital	726	659
Retained earnings	2,527	2,276
Accumulated other comprehensive income (loss)	(747)	(757)
Treasury stock - 23 million (2004); 20 million (2003)	(1,216)	(965)

Total Stockholders’ Equity	1,380	1,301

Total Liabilities and Stockholders’ Equity	$7,847	$7,361

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$994	$2,123	$(915)	$87	$(301)

Comprehensive income
Net income	105	105
Unrealized gain on derivative instruments	8		8
Other, principally foreign currency items	(6)		(6)

Comprehensive income	107		2

Common stock issued	46			1	45
Dividends declared on common stock	(24)	(24)

Ending balance, September 30, 2003	$1,123	$2,204	$(913)	$88	$(256)

Beginning balance	$1,254	$2,454	$(797)	$90	$(493)

Comprehensive income
Net income	101	101
Unrealized loss on derivative instruments	(2)		(2)
Minimum pension liability adjustment	—		—
Other, principally foreign currency items	52		52

Comprehensive income	151		50

Common stock issued	4			—	4
Common stock repurchased	(1)				(1)
Dividends declared on common stock	(28)	(28)

Ending balance, September 30, 2004	$1,380	$2,527	$(747)	$90	$(490)

	Nine Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$739	$1,985	$(999)	$87	$(334)

Comprehensive income
Net income	290	290
Unrealized loss on derivative instruments	(13)		(13)
Other, principally foreign currency items	99		99

Comprehensive income	376		86

Common stock issued	79			1	78
Dividends declared on common stock	(71)	(71)

Ending balance, September 30, 2003	$1,123	$2,204	$(913)	$88	$(256)

Beginning balance	$1,301	$2,276	$(757)	$88	$(306)

Comprehensive income
Net income	309	309
Unrealized gain on derivative instruments	4		4
Minimum pension liability adjustment	(12)		(12)
Other, principally foreign currency items	18		18

Comprehensive income	319		10

Common stock issued	69			2	67
Common stock repurchased	(251)				(251)
Dividends declared on common stock	(58)	(58)

Ending balance, September 30, 2004	$1,380	$2,527	$(747)	$90	$(490)

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(millions of dollars)

	2004	2003
OPERATING ACTIVITIES
Net earnings	$309	$290
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Loss on disposition of assets	2	4
Depreciation and amortization	336	330
Changes in assets and liabilities:
Trade receivables	(142)	(21)
Inventories	(344)	(212)
Accounts payable	140	(15)
Product recalls	—	8
Restructuring costs, net of cash paid	(25)	(70)
Taxes deferred and payable, net	47	46
Accrued pension	(1)	(114)
Other - net	(17)	(8)

Cash Provided By Operating Activities	$305	$238

INVESTING ACTIVITIES
Capital expenditures	$(222)	$(219)
Proceeds from sale of assets	30	28
Acquisitions of businesses, net of cash acquired	—	(4)

Cash Used In Investing Activities	$(192)	$(195)

FINANCING ACTIVITIES
Net proceeds of short-term borrowings	$149	$246
Proceeds of long-term debt	—	1
Repayments of long-term debt	(13)	(211)
Dividends paid	(87)	(71)
Purchase of treasury stock	(251)	—
Redemption of WFC preferred stock	—	(33)
Common stock issued under stock plans	55	55
Other	5	4

Cash Used In Financing Activities	$(142)	$(9)

Effect of Exchange Rate Changes on Cash and Equivalents	$(1)	$5

(Decrease) Increase in Cash and Equivalents	$(30)	$39
Cash and Equivalents at Beginning of Period	249	192

Cash and Equivalents at End of Period	$219	$231

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2004 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the company’s Proxy Statement and in the Financial Supplement to the 2003 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had the company elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” pro forma net earnings and net earnings per share would be as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars, except per share data)	2004	2003	2004	2003
Compensation cost included in earnings as reported (net of tax benefits)	$2	$3	$6	$7
Pro forma total fair value compensation cost (net of tax benefits)	$4	$6	$12	$16
Net earnings
As reported	$101	$105	$309	$290
Pro forma	$99	$102	$303	$281
Basic net earnings per share
As reported	$1.53	$1.51	$4.56	$4.21
Pro forma	$1.50	$1.47	$4.47	$4.08
Diluted net earnings per share
As reported	$1.50	$1.48	$4.46	$4.14
Pro forma	$1.47	$1.44	$4.37	$4.01

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three months ended September 30, 2004 and 2003, approximately 2,262,000 and 1,326,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the nine months ended September 30, 2004 and 2003, approximately 1,822,000 and 1,832,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

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

NOTE C – EARNINGS PER SHARE

Basic and diluted net earnings per share were calculated as follows:

	Three months ended		Nine months ended
(in millions)	September 30 2004	September 30 2003	September 30 2004	September 30 2003
Numerator for basic and diluted earnings per share - net earnings	$101	$105	$309	$290

Denominator for basic earnings per share-weighted - average shares	66.4	69.2	67.7	68.7
Effect of dilutive securities:
Stock - based compensation	1.2	1.7	1.6	1.2

Denominator for diluted earnings per share - adjusted weighted-average shares	67.6	70.9	69.3	69.9

NOTE D – GOODWILL AND OTHER INTANGIBLES

As of September 30, 2004 and December 31, 2003, the operating segments’ goodwill carrying amounts were as follows: North America $159 million and $161 million, respectively, and Latin America $4 million and $4 million, respectively. The decrease in North America was attributable to currency fluctuations.

The company’s other intangible assets were comprised of the following:

(millions of dollars)	September 30 2004	December 31 2003
Trademarks (indefinite-lived)	$48	$51
Patents and non-compete agreements	3	1
Pension related	55	33

Total other intangible assets, net	$106	$85

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Accumulated amortization totaled $5 million at September 30, 2004 and $25 million at December 31, 2003. Fully amortized intangible assets were removed from the company’s consolidated balance sheet during the nine months ended September 30, 2004.

NOTE E – INVENTORIES

Inventories consist of the following:

(millions of dollars)	September 30 2004	December 31 2003
Finished products	$1,444	$1,118
Raw materials and work in process	369	348

	1,813	1,466
Less excess of FIFO cost over LIFO cost	125	126

	$1,688	$1,340

NOTE F – RESTRUCTURING CHARGES

Details of the restructuring liabilities through September 30, 2004 were as follows:

(millions of dollars)	Balance January 1 2004	Charged to Earnings	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Translation	Balance September 30 2004
Termination costs	$41	$7	$(3)	$(25)	$—	$(1)	$19
Non-employee exit costs	4	2	—	(5)	(1)	—	—

Total	$45	$9	$(3)	$(30)	$(1)	$(1)	$19

Under Whirlpool’s ongoing global operating platform initiatives, the company implemented certain restructuring initiatives in the first nine months of 2004 to strengthen Whirlpool’s brand leadership position in the global appliance industry. The company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, support functions, product platforms and technology resources to better support its global brands and customers.

During the three months ended September 30, 2004, the company incurred restructuring charges of $5 million. For the nine months ended September 30, 2004, the company incurred net restructuring charges of $6 million. These charges are included in the Restructuring costs line item on the company’s consolidated condensed statements of operations. Restructuring charges did not have a

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

material impact on the company’s consolidated condensed statements of operations during the three and nine months ended September 30, 2003.

The company also incurred $5 million of restructuring related charges (all of which were recorded in the North American region) during the nine months ended September 30, 2004. These charges are included in the Cost of products sold line item on the company’s consolidated condensed statements of operations, and relate to the restructuring initiatives announced in December 2000. There were no material restructuring related charges during the three months ended September 30, 2004 and the three and nine months ended September 30, 2003.

As of September 30, 2004, an additional 310 employees had left the company since December 31, 2003. The majority of employee departures were related to prior announcements under the company’s restructuring initiatives announced in December 2000.

NOTE G – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2004, the company concluded the $1 billion share repurchase program approved by the company’s Board of Directors during March 1999 and February 2000, and repurchased 3.7 million shares of Whirlpool common stock in the open market at an aggregate purchase price of $250 million.

On June 15, 2004, the company’s Board of Directors authorized a new share repurchase program of up to $500 million. During the quarter ended September 30, 2004, the company repurchased a small number of shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $1 million. The share repurchases will be made from time to time on the open market as conditions warrant.

NOTE H – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of September 30, 2004 and December 31, 2003, these amounts totaled $137 million and $109 million, respectively. The only recourse the company has related to these agreements would be legal or administrative collection efforts directed against the customers.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Under the terms of the sale of Wellmann, a former European affiliate, the company continues to provide guarantees of bills of exchange for certain trade-related obligations of customers of Wellmann. These bills of exchange are short-term agreements, usually for 90 days, which allow the issuer to convert its receivables into cash, less a minor fee paid to the bank. In the event the customer defaults on its obligations under any of the bills of exchange, the company would be liable for the related amounts. There have been no customer defaults related to the bills of exchange. As of September 30, 2004 and December 31, 2003, the company had approximately $12 million and $18 million, respectively, of guarantees outstanding for the bills of exchange related to Wellmann.

The company also provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion and $1.7 billion at September 30, 2004 and December 31, 2003, respectively. The company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $254 million and $225 million at September 30, 2004 and December 31, 2003, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the period presented:

2004
(millions of dollars)
Balance at January 1	$148
Warranties issued	223
Settlements made	(226)
Other changes	—

Balance at September 30	$145

Current portion	94
Non-current portion	51

Total	$145

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The company is a defendant in 13 purported class action lawsuits in 11 states related to its Calypso clothes washing machine. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential, and punitive damages. The company believes these suits are without merit and intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

The company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s present evaluation of such actions, is currently of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

NOTE I – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended September 30, 2004 and 2003 were:

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2004	2003	2004	2003	2004	2003
Service cost	$22.0	$16.5	$1.1	$1.3	$3.1	$3.5
Interest cost	27.3	25.4	3.2	3.0	9.2	10.4
Expected return on plan assets	(39.9)	(31.3)	(1.7)	(1.5)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	4.7	4.0	0.1	0.1	(1.8)	(1.0)
Amortization of net loss	0.4	1.1	0.1	0.2	2.7	3.2
Curtailments	—	—	—	—	—	—
Settlements	9.3	—	—	—	—	—

Net periodic cost	$23.8	$15.7	$3.0	$3.3	$13.2	$16.1

The components of net periodic pension cost and the cost of other postretirement benefits for the nine months ended September 30, 2004 and 2003 were:

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2004	2003	2004	2003	2004	2003
Service cost	$65.9	$49.5	$3.2	$4.1	$9.3	$10.1
Interest cost	82.2	76.2	9.7	8.8	27.9	31.8
Expected return on plan assets	(119.7)	(93.9)	(5.0)	(4.4)	—	—
Amortization of transition obligation	—	—	0.5	0.4	—	—
Amortization of prior service cost	13.9	12.0	0.2	0.3	(4.9)	(3.1)
Amortization of net loss	1.4	3.3	0.4	0.5	8.1	7.9
Curtailments	—	—	—	—	—	(22.5)
Settlements	9.3	—	—	0.1	—	—

Net periodic cost	$53.0	$47.1	$9.0	$9.8	$40.4	$24.2

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

A lump sum retirement distribution was made from one of the company’s smaller pension plans in the third quarter 2004 resulting in the recognition of a settlement charge of $9.3 million.

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

As a result of the settlement previously discussed, the company remeasured the pension plan at July 1, 2004. The discount rate used for this remeasurement was 6.25%.

The company measured the effects of the Medicare Modernization Act of 2003 (the Act) following the guidance in FASB Staff Position No. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The company has reflected the estimated federal subsidy under the Act as an actuarial gain, which reduced the existing unrecognized net loss. Net gains or losses are amortized over the participants’ expected future service periods. These changes caused the accumulated other postretirement benefit obligation to decrease by $103.7 million, and reduced the cost recognized by approximately $4 million and $11 million for the three and nine months ended September 30, 2004, respectively.

Employer Contributions

The company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $19 million to the U.S. pension plans. Due to a law change, the company’s 2004 required contribution to the U.S. pension plans was reduced to $4 million. This reduced amount represents the expected benefit payments from corporate cash for its unfunded pension plans. The decrease in the company’s 2004 required contributions from that which was disclosed at December 31, 2003 is the result of the Pension Funding Equity Act of 2004 passed on April 10, 2004, providing additional pension funding relief. The unfunded pension plans are not subject to the legislative interest rate relief. In September 2004, the company elected to make contributions to its U.S. pension plans covering hourly employees at certain U.S. locations totaling $31.3 million. Year to date U.S. pension plan contributions are $48.4 million.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

The company’s chief operating decision maker reviews each operating segment’s performance based upon operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before certain other excluded charges described below. Total assets by segment are those assets directly associated with the respective operating activities. The Other and (Eliminations) column primarily includes corporate expenses, assets and eliminations, as well as certain excluded charges described below. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other and (Eliminations). Restructuring related charges are included in operating profit on a consolidated basis and included in the Other and (Eliminations) column in the table below. For the nine months ended September 30, 2004, the North American operating segment recorded total restructuring related charges of $5 million. For the three months ended September 30, 2004 and for the three and nine months ended September 30, 2003, there were no material restructuring related charges.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)

Three Months Ended September 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2004	$2,069	$783	$426	$81	$(41)	$3,318
2003	$2,032	$704	$322	$91	$(36)	$3,113
Intersegment sales
2004	$15	$102	$40	$54	$(211)	$—
2003	$11	$81	$38	$34	$(164)	$—
Depreciation and amortization
2004	$55	$24	$24	$4	$3	$110
2003	$55	$26	$23	$4	$4	$112
Operating profit (loss)
2004	$187	$48	$17	$(10)	$(59)	$183
2003	$200	$36	$13	$2	$(47)	$204
Total assets
September 30, 2004	$3,473	$2,721	$1,626	$537	$(510)	$7,847
December 31, 2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361
Capital expenditures
2004	$54	$15	$20	$—	$2	$91
2003	$31	$17	$19	$6	$2	$75

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)

Nine Months Ended September 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2004	$6,060	$2,167	$1,199	$278	$(116)	$9,588
2003	$5,790	$1,896	$947	$301	$(117)	$8,817
Intersegment sales
2004	$37	$347	$114	$114	$(612)	$—
2003	$36	$262	$116	$82	$(496)	$—
Depreciation and amortization
2004	$169	$74	$71	$11	$11	$336
2003	$168	$74	$62	$11	$15	$330
Operating profit (loss)
2004	$611	$114	$55	$(24)	$(161)	$595
2003	$579	$80	$55	$9	$(135)	$588
Total assets
September 30, 2004	$3,473	$2,721	$1,626	$537	$(510)	$7,847
December 31, 2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361
Capital expenditures
2004	$103	$53	$53	$7	$6	$222
2003	$88	$55	$59	$9	$8	$219

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The company’s growth strategy over the past several years has been to introduce innovative new products, continue to expand its global footprint, add or enhance distribution channels and execute strategic acquisitions which enhance the company’s innovative global product offering.

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

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three and nine months ended September 30, 2004 and 2003. All comparisons are to 2003, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Sales

Total units sold increased 2.9% for the quarter and 5.2% year to date. Net sales increased 6.6% for the quarter, or approximately 4% excluding currency fluctuations, and 8.7% year to date, or approximately 6% excluding currency fluctuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended September 30			Nine Months Ended September 30
(millions of dollars)	2004	2003	Change	2004	2003	Change
Net Sales:
North America	$2,069	$2,032	1.8%	$6,060	$5,790	4.7%
Europe	783	704	11.2%	2,167	1,896	14.3%
Latin America	426	322	32.0%	1,199	947	26.6%
Asia	81	91	-11.7%	278	301	-7.6%
Other/eliminations	(41)	(36)	—	(116)	(117)	—

Consolidated	$3,318	$3,113	6.6%	$9,588	$8,817	8.7%

Significant regional trends were as follows:

•	North America unit volumes increased approximately 1% for the quarter and 4.5% for the year to date period. Industry growth continued to drive volume increases across most brands in the quarter and year to date periods. Net sales increased 1.8% and 4.7% for the quarter and year to date periods, respectively. Currency fluctuations did not significantly impact net sales for the quarter or year to date periods.

•	European unit volumes increased 1.8% and 4.5% for the quarter and year to date periods, respectively, consistent with industry growth. Strong demand for the Whirlpool brand and continued strength in the company’s built-in appliance business drove the year over year increase. Net sales increased 11.2% and 14.3% in the quarter and year to date periods, respectively. The continued strength of the Euro contributed to the increase in net sales. Excluding currency, net sales increased approximately 2% for the quarter and 4% for the year to date period.

•	Latin America unit volumes increased 30.0% and 20.0% for the quarter and year to date periods, respectively, due to strong appliance industry volume growth in Brazil. Net sales increased 32.0% and 26.6%, respectively. Economic conditions improved moderately during the quarter as interest rates remained stable and unemployment levels declined. Increases in demand and product pricing drove the increase in net sales. Currency fluctuations did not significantly impact net sales for the quarter. Excluding currency fluctuations, net sales increased approximately 22% for the year to date period.

•	In Asia, a decrease in unit shipments of 16.0% and 10.0% in the quarter and year to date periods, respectively, caused a 11.7% and 7.6% decline in net sales during the respective periods. The decline was largely impacted by the trade management strategy implemented in India in January 2004 and continued pricing and cost pressures in key markets. Excluding currency fluctuations, net sales decreased approximately 14% and 12% for the quarter and year to date periods, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

For the full year 2004, appliance industry shipments are expected to increase approximately 8% in the United States and 1% to 2% in Europe. The company expects improving economic conditions in Latin America to drive increased appliance industry demand of approximately 15% to 18% from last year’s level. The company expects the Asia business segment to begin recovery during the fourth quarter where the appliance industry shipments are expected to increase approximately 5% for the full year.

Gross Margin

The company’s gross margin as a percent of net sales decreased from 22.3% to 21.5% for the quarter and decreased slightly for the year to date period. During the third quarter of 2004, material prices continued to escalate, especially in steel and oil-based materials. As a result, material prices increased approximately $36 million from last year’s third quarter and $24 million on a year to date basis. Within North America material cost increases were mitigated by record levels of productivity, price actions, favorable product mix, and lower incentive compensation costs. Based on management’s assessment of current performance trends relative to annual financial and nonfinancial targets, incentive compensation costs were reduced by $10 million, $3 million of which relates to the third quarter and approximately $7 million related to the first half of 2004. Europe benefited from strong productivity, price increases and strength within the built-in appliance category. Latin American operations offset higher steel and oil related costs through increased pricing and higher productivity levels. Continued competitive pricing pressures and higher costs for raw materials negatively impacted Asia results.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales increased slightly for the current quarter and on a year to date basis. Higher transportation costs of approximately $26 million in the third quarter and $67 million year to date, resulting from rising fuel prices and driven in part by freight capacity constraints significantly impacted results in North America and Latin America. Consolidated results were also impacted by accelerated recognition of $9 million in deferred pension expenses during the third quarter of 2004 which were triggered based on benefit disbursements from one of the company’s smaller pension plans. These expenses were partially offset by cost controls and productivity within North America, Europe and Latin America as well as lower stock based and incentive compensation expense. Based on management’s assessment of current performance trends relative to annual financial and nonfinancial targets, incentive compensation costs were reduced by $9 million, $3 million of which relates to the third quarter and approximately $6 million related to the first half of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended September 30				Nine Months Ended September 30
(millions of dollars)	2004	As a % of Sales	2003	As a % of Sales	2004	As a % of Sales	2003	As a % of Sales
Selling, General & Administrative Expenses
North America	$260	12.6%	$255	12.6%	$754	12.5%	$716	12.4%
Europe	138	17.6	131	18.6	401	18.5	361	19.1
Latin America	57	13.4	43	13.3	160	13.4	123	13.0
Asia	22	26.9	18	19.4	65	23.5	56	18.5
Corporate/Other	49	—	44	—	145	—	129	—

Consolidated	$526	15.8%	$491	15.7%	$1,525	15.9%	$1,385	15.7%

Restructuring costs

Restructuring charges of $5 and $6 million were recorded in the current quarter and year to date period, respectively, and relate primarily to the global operating platform restructuring initiatives.

Other Income and Expense

Interest income and sundry income (expense) of $(2) and $(17) million for the quarter and year to date periods, respectively, were $3 million and $11 million favorable as compared to the prior quarter and prior year to date periods. The third quarter favorability is attributable to the recovery of a prior year government assessment in Brazil, while the year-to-date favorability results from reduced currency losses on balance sheet positions held in Europe and Brazil. Interest expense decreased marginally in the quarter and $9 million in the year to date periods, respectively, primarily due to reduced debt levels in high interest rate countries.

Income Taxes

The effective income tax rate was 32.2 percent for the quarter and 35.5 percent for the year to date periods, respectively versus 34.5 and 35.1 percent in the year ago quarter and year to date period, respectively. The decrease in the effective tax rate in the current quarter is primarily related to tax planning implemented during the quarter and prior year audit settlements. The effective tax rate remained relatively unchanged in the year to date period when compared to the prior year period.

Net Earnings

Net earnings for the current quarter were $101 million, or $1.50 per diluted share, versus $105 million, or $1.48 per diluted share in the year ago quarter. The decline in net earnings was due to increased materials and logistics costs and slightly higher pension expense, which were partially offset by productivity improvements, the benefits of a lower effective tax rate, lower incentive compensation and reduced discretionary spending. Net earnings for the year to date period were $309 million, or $4.46 per diluted share, versus $290 million, or $4.14 in the year ago period. The increase in net earnings was due to increased sales and productivity improvements, partially offset by significant increases in materials and logistics costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2004 and 2003 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 2004 was $305 million compared to $238 million in 2003. The improvement was primarily due to increased earnings, reduced restructuring spending, and lower pension contributions. Within net working capital, cash flow decreases in accounts receivable and inventory were partially offset by cash flow increases in accounts payable. The change in receivables reflects a strong September 2004 sales month, while changes in inventory cash usage primarily reflects higher production levels necessary to improve product and component material availability and support increases in export sales volume. Increases in accounts payable cash flow reflect higher inventory levels and higher logistics costs.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the nine months ended September 30, 2004 were $222 million compared to $219 million in the prior year period. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear. Proceeds from the sale of fixed assets resulted primarily from the sale and leaseback of a building within the Europe region.

Financing Activities

The company’s cash flows provided by net borrowings, adjusted for currency fluctuations, increased $136 million from year-end due to seasonal working capital needs and the repurchase of the company’s stock. During the nine months ended September 30, 2003, $200 million of the company’s 9% Debentures matured and were repaid using short-term notes payable.

Dividends paid to shareholders totaled $87 million and $71 million for the nine months ended September 30, 2004 and 2003, respectively. As previously disclosed in December 2003, the Board of Directors announced an increase in the quarterly dividend to 43 cents per share from 34 cents per share.

During the quarter ended September 30, 2004, the company purchased a small number of shares of Whirlpool common stock for approximately $1 million. The repurchase was made under the stock repurchase plan approved by the Board of Directors on June 15, 2004. See Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds for a table

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

summarizing stock repurchases in the current quarter, and the approximate dollar value of shares that may be repurchased under the program. Under its prior stock repurchase plan approved by the Board of Directors on February 15, 2000, the company purchased $250 million (3.7 million shares) in common stock during the nine months ended September 30, 2004. Partially offsetting these cash outflows were $55 million in proceeds from the exercise of company stock options.

During the quarter ended September 30, 2003, the company redeemed $33 million in preferred stock from its discontinued finance company, Whirlpool Financial Corporation.

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

The financial position of the company remained strong at September 30, 2004. Total assets are $7.8 billion and stockholders’ equity is $1.4 billion versus $7.4 billion and $1.3 billion at December 31, 2003, respectively. Working capital increases were the primary driver of the increase in total assets. The company anticipates maintaining somewhat higher levels of inventory until there is more stability in key component material availability and transportation capacity. Total stockholders’ equity was reduced by the company’s share repurchases of $251 million offset by the net increase in retained earnings of $251 million and the exercise of $55 million in stock options during the nine months ended September 30, 2004.

From 1999 through June 30, 2004, the company repurchased 17.3 million shares of its common stock at a cost of $1 billion. This concluded the $1 billion share repurchase program approved by the company’s Board of Directors during March 1999 and February 2000. On June 15, 2004, the company’s Board of Directors authorized a new share repurchase program of up to $500 million, of which a small number of common shares were purchased during the current quarter. See Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds for a summary of stock repurchases during the quarter ended September 30, 2004.

During the nine months ended September 30, 2004, the company increased the size of its long-term committed credit facility from $800 million to $1.2 billion and extended the maturity date from 2006 to 2009. This credit agreement supports commercial paper programs and other operating needs. Through September 30, 2004, there have not been any borrowings under this agreement (or its predecessor facilities), which represents the company’s total committed credit lines. The company’s $400 million short term committed credit facility matured during the nine months ended September 30, 2004. The company is in full compliance with its bank

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

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

During the nine months ended September 30, 2004, the company announced that it plans to invest approximately $180 million to strengthen Whirlpool’s brand leadership position in the global appliance industry. The company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. Approximately $100 million of the investment will fund initiatives at the company’s manufacturing facilities in the United States and the remainder will be used to begin work on the expansion of the company’s washer production facility in Monterrey, Mexico, and the construction of a new refrigeration facility in Ramos Arizpe, Coahuilla, Mexico.

The company believes its capital resources and liquidity position at September 30, 2004 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the company has access to capital markets in the U.S. and internationally.

OTHER MATTERS

The company will continue to experience material and logistics cost increases during the fourth quarter and into 2005 and has announced global price increases combined with targeted productivity improvements to help mitigate the negative impact. The company continues to work with its supply base to help mitigate cost increases and ensure availability of key components. Based on management’s current assessment of the company’s financial and business performance, full year earnings per share are now expected to be in the range of $5.85 to $5.95, versus the previous guidance of $6.20 to $6.35.

The company’s independent auditor, Ernst & Young LLP (“E&Y”), recently disclosed to the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, and the Audit Committee of the company’s Board of Directors that certain non-audit work performed by an E&Y affiliate in China for a subsidiary of the company has raised possible concerns regarding E&Y’s independence with respect to E&Y’s performance of audit services for the company.

E&Y disclosed that from 1995 through June 2002, its affiliate in China held de minimus funds owned by a subsidiary of the company and used these funds to make employment tax related payments to the applicable tax authority for several expatriate and foreign employees of the company’s subsidiary. In addition, E&Y recently informed the company that a Malaysian affiliate was also holding de minimus funds, transferred through a former Arthur Andersen affiliate acting as a court appointed liquidator. Maintaining custody of the assets of an audit client is not permitted under the auditor independence rules set forth in Regulation S-X promulgated by the SEC. These actions in both China and Malaysia are not permitted under the SEC rules and regulations. The activities were discontinued in China in 2002, and the activities in Malaysia have been suspended pending appointment of a successor liquidator. The Audit Committee of the Board of Directors of the company met and considered the effect of both matters on the independence of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

E&Y as external auditor for the company. Both the Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the company and each has independently concluded that there has been no impairment of E&Y’s independence. In making its determination, the Audit Committee considered the de minimus amounts involved, the ministerial nature of the activities, and the fact that the financial position or results of operations of the subsidiaries involved were not material to the consolidated financial position and consolidated results of operations.

During the quarter ended September 30, 2004 and 2003, the company contributed $31 million and $164 million to its funded U.S. pension plans, respectively. The contributions, most of which were voluntary, are expected to reduce future pension contributions as well as limit projected pension expense increases.

In June 2003, the company announced a modification to its U.S. retiree healthcare plans affecting current active employees. The plan is based on a Retiree Healthcare Savings Account (RHSA), which will be established for each active U.S.-paid employee retiring after December 31, 2003. The RHSA is designed to provide employees who retire from Whirlpool with a notional healthcare savings account for each year of continuous service, beginning at age 40. In June 2003, the company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree healthcare plan.

In the nine months ended September 30, 2003, the company recorded a pre-tax charge of $16 million ($11 million after-tax) primarily for final costs related to the previously announced 2001 microwave hood combination recall.

During the quarter ended September 30, 2003, the company completed the sale of Wellmann to Alno, a prominent German kitchen cabinet manufacturer. Previously, the company held a 49.5% ownership interest in Wellmann, and in connection with the sale, the company obtained a 13% interest in Alno. The sale did not have a material impact to the company’s financial position or results of operations.

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

The company is a defendant in 13 purported class action lawsuits in 11 states related to its Calypso clothes washing machine. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential, and punitive damages. The company believes these suits are without merit and intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

The company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s present evaluation of such actions, is currently of the opinion that the outcome of these matters will not have a material adverse effect on the company’s financial position or results of operations.

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

Many factors could cause actual results to differ materially from the company’s forward-looking statements. Among these factors are: (1) the cost of raw materials and components, especially steel and the impact of rising oil prices; (2) the financial impact of the company’s announced price increases will be dependent upon such factors as the strength of the company’s brands in the market place, the strength of consumer demand for the company’s products, and other factors outside of the company’s control such as the general economic conditions prevailing at the time the new pricing goes into effect; (3) rising worldwide transportation costs due to record oil prices, capacity constraints, and other factors; (4) the ability to gain or maintain market share in an intensely competitive global market; (5) the success of the company’s global strategy to develop brand differentiation and brand loyalty; (6) the company’s global operating platform initiatives; (7) the success of the Latin American businesses operating in challenging and volatile environments; (8) continuation of the company’s strong relationship with Sears, Roebuck and Co. in North America, which accounted for approximately 18% of consolidated net sales of $12 billion in 2003; (9) currency exchange rate fluctuations; (10) social, economic and political volatility in developing markets; (11) continuing uncertainty in the North American, Latin American, Asian and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

European economies; (12) the effectiveness of the series of restructuring actions the company has announced and/or completed through 2003; (13) U.S. interest rates; (14) new Asian competitors; (15) changes to the obligations as presented in the contractual obligations table; (16) changes in the funded position of the U.S. pension plans; (17) continued strength of the U.S. builder industry; and (18) the threat of terrorist activities or the impact of war.

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

The company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls over financial reporting.

There were no changes in the company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended September 30, 2004

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the company’s stock in the quarter ended September 30, 2004:

(millions of dollars, except shares and price per share)

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2004 through July 31, 2004	—	$—	—	$500
August 1, 2004 through August 31, 2004	10,000	$58.98	10,000	$499
September 1, 2004 through September 30, 2004	10,000	$60.95	10,000	$499

Total	20,000	$59.97	20,000

Item 6.	Exhibits.

The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By	/s/ Roy W. Templin
Roy W. Templin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2004