Form 10-K
period 2004-12-31
WHIRLPOOL CORP /DE/
filed 2005-03-04
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,426,519,684.

On February 22, 2005, the registrant had 66,855,693 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2005 annual meeting of stockholders (the “Proxy Statement”)	Part III

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. As used herein, and except where the context otherwise requires, the terms “Company” and “Whirlpool” include Whirlpool Corporation and its consolidated subsidiaries.

PART I

ITEM 1.    Business.

General

Whirlpool Corporation, the leading worldwide manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. The Company manufactures in 12 countries under nine major brand names and markets products to distributors and retailers in more than 170 countries. As of December 31, 2004, the Company had approximately 68,000 employees.

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

The following table sets forth information regarding the total net sales contributed by each class of similar products which accounted for 10% or more of the Company’s consolidated net sales in 2004, 2003, and 2002.

	Percent in 2004	Year ended December 31 (millions of dollars)
Class of Similar Products		2004	2003	2002
Home Laundry Appliances	31%	$4,070	$3,856	$3,381
Home Refrigerators and Freezers	29%	$3,879	$3,465	$3,272
Home Cooking Appliances	15%	$2,021	$1,903	$1,672
Other	25%	$3,250	$2,952	$2,691

Net Sales	100%	$13,220	$12,176	$11,016

The Company markets and distributes major home appliances in the United States under the Whirlpool, KitchenAid, Roper, and Estate brand names primarily to retailers, distributors, and builders. KitchenAid portable appliances, such as mixers, are sold directly to retailers. Major home appliances are marketed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Roper, and KitchenAid brand names. In Mexico, major home appliances are marketed under the Whirlpool, Acros, KitchenAid, Estate, Roper, and Supermatic brand names. Some products are sold in limited quantities by the Company to other manufacturers and retailers for resale in North America under their respective brand names. In North America, the Company has manufacturing facilities in the United States and Mexico.

The Company has been the principal supplier of home laundry appliances to Sears, Roebuck and Co. (“Sears”) for over 80 years. The Company is also the principal supplier to Sears of residential trash compactors and a major supplier to Sears of dishwashers and home refrigerators. The Company supplies products to Sears for sale under Sears’ Kenmore brand name. Sears has also been a major outlet for the Company’s Whirlpool and KitchenAid brand products since 1989. In 2004, approximately 17% of the Company’s net sales were attributable to sales to Sears.

In Europe, Whirlpool markets and distributes its major home appliances under the Whirlpool, Bauknecht, Ignis, Laden, and Polar brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in Western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, and Morocco and representative offices in Russia, Ukraine, Kazakhstan, Yugoslavia, and Slovenia. The Company markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa. Whirlpool’s European operations also sell products carrying the Whirlpool, Bauknecht, and Ignis brand names to distributors and dealers in Africa and the Middle East. In its European region, the Company has manufacturing facilities in France, Germany, Italy, Poland, Slovakia, South Africa, and Sweden.

In Latin America, the Company markets and distributes its major home appliances through regional networks under the Whirlpool, Brastemp, Consul, and Eslabon de Lujo brand names. Appliance sales and distribution in Brazil, Argentina, and Chile are managed by the Company’s Brazilian subsidiary, and in Bolivia, Peru, Paraguay, and Uruguay through distributors. Appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, and Ecuador are managed by Whirlpool’s North America Region and through distributors. In Latin America, the Company has manufacturing facilities in Brazil.

In Asia, the Company has organized the marketing and distribution of its major home appliances into four operating groups: (1) Greater China, which includes mainland China, Hong Kong, and Taiwan; (2) South Asia, which includes India, Bangladesh, Sri Lanka, and Nepal; (3) Oceania, which includes Australia, New Zealand, and Pacific Islands; and (4) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, and Japan. The Company markets and sells its products in Asia under the brand names Whirlpool, KitchenAid, Bauknecht, and Ignis by a combination of direct sales to appliance retailers and chain stores, and through full-service distributors to a large network of retail stores. In Asia, the Company has manufacturing facilities in China and India.

Competition

The major home appliance business is globally competitive. In most major markets throughout the world, 2004 was a challenging year in the industry with significantly rising costs in the areas of steel and other metals, oil based materials such as resins, and transportation, as well as price competition. In North America, there are generally retail distribution channels where retailers offer either little or no customer service and compete primarily on the basis of price, and also channels where retailers provide value added services coupled with a brand building strategy. The Company believes that it can best compete in the current environment by providing value added products and services under its strong brand names.

The Company believes that, in terms of units sold, it is the largest North American manufacturer and marketer of home laundry appliances and one of the largest North American manufacturers and marketers of home refrigerators, room air-conditioning equipment, dishwashers, and cooking products. The Company believes that in North America there are approximately 20 manufacturers or marketers of major home appliances.

The Company believes that in Europe it is, in terms of units sold, one of the largest manufacturers and marketers of major home appliance products, out of approximately 35 European manufacturers. There continues to be significant merger and acquisition activity as manufacturers seek to broaden product lines and expand geographic markets, and the Company believes that some merger and acquisition activity will continue. The

Company believes that its Pan European organizational structure and strategy of marketing brand names that are recognized throughout the region are competitive advantages in the European market.

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

In Asia, the major home appliance market is characterized by low product saturation and, as a result, rapid growth (except in Japan and South Korea). The Asian market is served by approximately 50 manufacturers or marketers of varying size and position on a country-by-country basis. The Company believes that it is one of the industry leaders in the Indian market and it continues to establish itself throughout the remainder of the region.

Competition in most of the Company’s markets is based upon a wide variety of factors, including, principally, product features, price, product quality and performance, innovation, brand awareness and reputation, service, warranty, advertising, and promotion. As a result of its global position, the Company believes it has a competitive advantage by reason of its strong brands, innovation, broad product distribution, and full service network, as well as its ability to leverage engineering capabilities across regions, transfer best practices, purchase raw materials and component parts in large volumes, and economically produce a finished product. The Company believes it can improve its competitive advantage by continuing its global operating platform initiative to reduce costs and drive productivity and quality improvements and rapidly deploy innovation.

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

The Company is generally not dependent upon any one source for raw materials or purchased components essential to its business. In those areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment, although some unanticipated costs may be incurred in transitioning to a new supplier where a prior single supplier is abruptly terminated. While there are significant cost pressures in some areas, such as metals and oil based materials, and significant demand for certain components, the Company believes such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

Patents presently owned by the Company are considered, in the aggregate, to be important to the conduct of the Company’s business. The Company is the owner of a number of trademarks in the U.S. and foreign countries. The most important for its North American operations are the trademarks Whirlpool, KitchenAid, Estate, Roper, and Acros. The most important trademarks owned by the Company in Europe are Whirlpool, Bauknecht, and Ignis. In Latin America, the most important trademarks owned by the Company are Whirlpool, Brastemp, and Consul. The most important trademark owned by the Company in Asia is Whirlpool.

Expenditures for Company-sponsored research and development were $315 million in 2004, $285 million in 2003, and $259 million in 2002.

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

The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or the Company’s competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide amounted to approximately $28 million in 2004, $26 million in 2003, and $32.5 million in 2002. It is estimated that in 2005, environmental capital expenditures and expenses for manufacturing operations will be approximately $28 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2005.

Globally, the entire major home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of ozone depleting chemicals used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Compliance with these various standards as they become effective will require some product redesign. However, the Company believes, based on its understanding of the current state of proposed regulations, that it should be able to develop, manufacture, and market products that comply with these regulations. Additionally, on February 13, 2003, the Waste Electrical and Electronic Equipment Directive was published in Europe. Among other provisions, the Directive stipulates that “producers” be responsible for the cost of collection, disposal, and recycling of waste for many electrical and electronic products as of August 13, 2005. As many of the laws, rules, and regulations that will need to be passed to implement the Directive are still in the drafting stage, the Company is presently unable to estimate the potential cost of complying with the Directive.

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

For information on the Company’s global restructuring plans, see Note 13 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on product recalls, see Note 14 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

Executive Officers of the Registrant

The following table sets forth the names of the Company’s executive officers on December 31, 2004, the positions and offices with the Company held by them on such date, the year they first became executive officers, and their ages on December 31, 2004:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board, President and Chief Executive Officer	1994	47

Paulo F. M. Periquito	Executive Vice President and President, Latin America	1997	58

David L. Swift	Executive Vice President, North American Region	2001	46

Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	44

Michael D. Thieneman	Executive Vice President and Chief Technology Officer	1997	56

Michael A. Todman	Executive Vice President and President, Whirlpool Europe	2001	47

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2005 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for (a) Mr. Swift who, prior to joining the Company in October 2001, for the previous 20 years held various executive or administrative positions with the Eastman Kodak Company (photographic equipment and supplies), the most recent being President, Kodak Professional Group, and (b) Mr. Templin, who, prior to joining the Company in July 2003, for the previous 12 years held various financial and executive positions with Kimball International, Inc. (office furniture), the most recent being Vice President, Finance and Chief Accounting Officer. Additionally, due to the increasing importance of the Company’s Asian region, on February 15, 2005 the Company designated Mark K. Hu, 51, Executive Vice President and President Whirlpool Asia, as an executive officer of the Company.

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

ITEM 2.    Properties.

The principal executive offices of Whirlpool Corporation are located in Benton Harbor, Michigan. On December 31, 2004, the principal manufacturing operations of the Company were carried on at 41 locations worldwide, 31 of which are located in 11 countries outside the United States. The Company occupied a total of approximately 51.5 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 18.8 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3.    Legal Proceedings.

Information with respect to legal proceedings can be found under the heading “Contingencies” in Note 9 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 22, 2005, the number of holders of record of the Company’s common stock was approximately 7,770.

High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Company’s common stock for each quarter during the years 2004 and 2003 are set forth below:

Market Price	High	Low	Close
4Q 2004	$69.77	$54.53	$69.21
3Q 2004	$68.88	$58.15	$60.09
2Q 2004	$70.98	$61.05	$68.60
1Q 2004	$80.00	$66.60	$68.87

4Q 2003	$73.35	$65.52	$72.65
3Q 2003	$71.95	$62.25	$67.77
2Q 2003	$65.66	$48.41	$63.70
1Q 2003	$57.92	$42.80	$49.03

Cash dividends declared on the Company’s common stock for each quarter during the years 2004 and 2003 are set forth in Note 18 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

There were no repurchases of Company stock by the Company or any affiliated purchaser in the fourth quarter of 2004.

ITEM 6.    Selected Financial Data.

The selected financial data for the five years ended December 31, 2004 with respect to the following line items are shown under the “Eleven Year Consolidated Statistical Review” contained in the Financial Supplement to this report: Total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

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

ITEM 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2004 and 2003 is set forth in Note 18 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that the Company’s disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Whirlpool included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. Whirlpool’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Whirlpool’s Consolidated Financial Statements contained in the Financial Supplement to this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not previously reported.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

Information regarding the Company’s executive officers is included in Item 1 of Part I of this report.

Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance appears under the captions “Directors and Nominees for Re-Election as Directors,” “Board of Directors and Corporate Governance — Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement which is incorporated herein by reference.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since March 11, 2004, the date of the Company’s last proxy statement.

The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer (controller). The text of the Company’s code of ethics is posted on its website at www.whirlpoolcorp.com; click on the “Governance” tab, and then “Code of Ethics.” The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the Company’s website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Larry Venturelli

Investor Relations

Whirlpool Corporation

2000 North M-63

Mail Drop 2800

Benton Harbor, MI 49022-2692

Telephone: (269) 923-4678

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

ITEM 13.    Certain Relationships and Related Transactions.

Information regarding related transactions can be found under the caption “Agreements with Executive Officers and Related Party Transactions” in the Proxy Statement which is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services.

Information relating to the Company’s auditors and the Audit Committee’s pre-approval policies can be found under the caption “Matters Relating to Auditors” in the Proxy Statement which is incorporated herein by reference. The “Audit Committee Report” is not incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules.

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

WHIRLPOOL CORPORATION (Registrant)

March 4, 2005	By:	/S/ ROY W. TEMPLIN
Roy W. Templin (Principal Financial Officer) Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title		Date
JEFF M. FETTIG* Jeff M. Fettig		Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	ü ï ï ï ï ï ï ï ï ï ý ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï ï þ
ROY W. TEMPLIN* Roy W. Templin		Executive Vice President and Chief Financial Officer (Principal Financial Officer)
TED A. DOSCH* Ted A. Dosch		Vice President and Controller (Principal Accounting Officer)
GARY T. DICAMILLO* Gary T. DiCamillo		Director
ALLAN D. GILMOUR* Allan D. Gilmour		Director
KATHLEEN J. HEMPEL* Kathleen J. Hempel		Director		March 4, 2005
MICHAEL F. JOHNSTON* Michael F. Johnston		Director
JAMES M. KILTS* James M. Kilts		Director
ARNOLD G. LANGBO* Arnold G. Langbo		Director
PAUL G. STERN* Paul G. Stern		Director
JANICE D. STONEY* Janice D. Stoney		Director
MICHAEL D. WHITE* Michael D. White		Director
*By:	/s/ DANIEL F. HOPP Daniel F. Hopp	Attorney-in-Fact

WHIRLPOOL CORPORATION

FINANCIAL SUPPLEMENT

TO 2004 ANNUAL REPORT ON FORM 10-K, AND

TO 2005 PROXY STATEMENT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is the largest global manufacturer of major appliances worldwide with 2004 revenues of $13.2 billion and net earnings of $406 million. The Company’s four reportable segments are based on geography and consist of North America (61% of revenue), Europe (23% of revenue), Latin America (13% of revenue), and Asia (3% of revenue). The Company is the market share leader in North America and Latin America and has significant market presence in Europe, India and China. Whirlpool’s brands and operations worldwide have received recognition for accomplishments in a variety of business and social efforts, including energy efficiency leadership, community involvement, support of women’s issues, and excellence in design.

The Company’s growth strategy over the past several years has been to introduce innovative new products, strengthen customer loyalty for its brands, continue to expand its global footprint, add or enhance distribution channels and, where appropriate, make strategic acquisitions which enhance the Company’s innovative global product offering.

The Company monitors country economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, existing home sales and mortgage refinancing as key indicators of industry demand. Management also focuses on country, brand, product and channel market share, average sales values, and profitability when assessing and forecasting financial results. The Company intends to leverage its global manufacturing, procurement and technology footprint to strengthen Whirlpool’s brand leadership position in the global appliance industry.

Management’s Discussion and Analysis discusses the results of operations, cash flows, financial condition and liquidity, contractual obligations and forward-looking cash requirements, other matters, critical accounting policies and estimates, new accounting pronouncements, market risk and forward-looking statements.

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

NET SALES

The total number of units sold in 2004 increased 4.9% over 2003. Consolidated net sales increased 8.6% over 2003, which includes a positive impact from currency fluctuations. Excluding currency, net sales increased approximately 6%. Total number of units sold in 2003 increased 5.6% over 2002. Consolidated net sales increased 10.5% over 2002, which includes a positive impact from currency fluctuations. Excluding currency fluctuations and the acquisitions of Vitromatic (“Whirlpool Mexico”) and Polar, as described in Note 4 to the Consolidated Financial Statements, the total number of units and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

dollars sold increased approximately 4% and 5%, respectively. The tables below provide the breakdown of units and sales by region.

In thousands	2004	Change	2003	Change	2002
Units Sold
North America	27,353	4.6%	26,146	7.5%	24,324
Europe	12,100	4.4	11,591	5.1	11,024
Latin America	4,904	14.9	4,269	(2.7)	4,386
Asia	2,145	(8.6)	2,346	2.9	2,279
Other/eliminations	(17)	—	(37)	—	(31)

Consolidated	46,485	4.9%	44,315	5.6%	41,982

Millions of dollars	2004	Change	2003	Change	2002
Net Sales
North America	$8,254	4.8%	$7,875	7.8%	$7,306
Europe	3,062	13.8	2,691	22.4	2,199
Latin America	1,674	24.0	1,350	6.7	1,266
Asia	382	(8.2)	416	6.6	391
Other/eliminations	(152)	—	(156)	—	(146)

Consolidated	$13,220	8.6%	$12,176	10.5%	$11,016

Significant regional trends were as follows:

•	In 2004, North American unit volumes increased 4.6% versus 2003 due to higher Whirlpool and KitchenAid brand growth combined with strong Canadian performance. Sales improved 4.8% to a record $8.3 billion. Currency did not materially impact sales comparisons. In 2003, North American unit volumes increased 7.5% versus 2002. Volume increases were driven by the full year acquisition impact of Whirlpool Mexico, strong performance in Canada, and volume gains in Whirlpool and KitchenAid brands. Excluding the acquisition of Whirlpool Mexico, North American unit volumes increased 5%. The North American net sales increase adjusted for the acquisition and currency impact was slightly greater than growth in unit volumes due to favorable brand mix as well as the introduction of higher sales value innovative products.

•	Record European unit volumes increased 4.4%, ahead of industry growth, when compared to 2003 driven largely by strong Whirlpool brand performance and expansion of the Company’s built-in appliance business. European net sales increased 13.8%, and were approximately 3% higher excluding currency. Overall market share improved due to Whirlpool brand performance and the introduction of new products. During 2003, European unit volumes increased 5.1% versus 2002. Excluding the acquisition of Polar, unit volumes increased 4%. Net sales increased 22.4% due primarily to positive currency impact. Excluding currency impact and the Polar acquisition, net sales increased approximately 3%, lagging unit growth due to marketplace pricing pressures. The region experienced improvement in industry volumes as overall economic indicators and consumer confidence edged up in several key markets within the region.

•	Strong demand for appliances in Latin America during 2004 resulted in a 14.9% increase in unit volumes versus 2003. Economic conditions within Brazil were strong during 2004 driven by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

GDP expansion, lower unemployment and positive real wage growth. Sales increased 24% in the region during 2004, and were up approximately 20% excluding currency, due to market share gains, strong volume, price increases and favorable product mix. During 2003, appliance unit volumes in Latin America declined 2.7% versus 2002 due primarily to the weak economic environment in the region. Overall industry demand in Brazil declined by 11% for the year. In 2003, the region’s sales increased 6.7% and increased approximately 9% excluding currency impact when compared to 2002, mainly the result of price increases necessitated by higher material costs.

•	During 2004, Asia’s unit volumes declined 8.6% versus 2003 with a corresponding decline in net sales of 8.2%. Excluding currency, net sales declined approximately 12%. The decision by management to implement the trade inventory reduction strategy in India negatively impacted 2004 volume and sales. The strategy change will improve the speed, flexibility and overall efficiency within sales and distribution processes, and will enable the Company to launch new product introductions more frequently and faster to the market. During 2003, Asia’s unit volumes increased 2.9% over 2002, while net sales increased by 6.6%. Excluding currency impact, net sales increased approximately 1%. The region experienced a number of challenges, which negatively impacted its performance, including significant pricing pressures in China and India.

GROSS MARGIN

The consolidated gross margin percentage in 2004 decreased 90 basis points versus 2003 primarily due to second half material cost increases and global pricing pressures. These costs were somewhat mitigated by higher volume and record levels of controllable productivity. The consolidated gross margin percentage declined 60 basis points in 2003 versus 2002 due primarily to higher U.S. pension and medical expenses coupled with reduced Befiex credits (See Forward Looking Perspective), an increase in expense due to the decline of the U.S. dollar and higher material costs in Latin America. The higher expense was partially offset by productivity improvements in North America and Europe and lower restructuring and related expense. The table below outlines the gross margin percentages by region, excluding the impact of the 2004, 2003 and 2002 restructuring related charges of $6 million, $7 million and $43 million, respectively, from the regional percentages. The Company believes this comparison of gross margin percentages excluding restructuring related charges provides management and shareholders a better understanding of the ongoing performance of the regions. The Company evaluates segment performance based upon each segment’s operating income, which excludes, among others, one-time charges (See Note 17). The restructuring related charges are included in the consolidated percentages in each of the three years presented.

	2004	Change		2003	Change		2002
Gross Margin
North America	21.9%	(0.7	) pts	22.6%	(1.0	) pts	23.6%
Europe	23.7	0.1		23.6	1.4		22.2
Latin America	17.0	(2.6)		19.6	(3.8)		23.4
Asia	16.9	(3.8)		20.7	(3.0)		23.7

Consolidated(1)	21.7%	(0.9	) pts	22.6%	(0.6	) pts	23.2%

(1)	Restructuring charges included in consolidated, excluded from regions.

Significant regional trends were as follows:

•	North American gross margin decreased 70 basis points compared to 2003 primarily due to elevated material costs for steel and resins. In addition, the market continued to experience

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

competitive pricing during 2004. Margin declines were partially offset by higher volume, productivity improvements and some price increases. The decline in 2003 versus 2002 was due to increased pension and medical expense partially offset by productivity improvements.

•	European gross margin improved slightly in 2004 versus 2003 as productivity improvements and volume leverage more than offset pricing pressure. In 2003, the gross margin increased from 2002 levels due to an improvement in the product and brand mix and productivity improvements, partially offset by pricing pressures. European operations continue to realize savings from ongoing restructuring efforts in Europe.

•	In 2004, Latin American gross margin declined versus 2003 primarily due to increased material costs for steel and resins. Higher costs were partially offset by increased volume and price increases on both appliances and compressors and favorable product mix. The 2003 gross margin declined over 2002 due to significantly higher material costs, and reduced Befiex credits. The decline was partially offset by higher appliance pricing. Price increases throughout the year helped mitigate the margin erosion but were not enough to offset the increase in material costs.

•	Asian gross margin declined versus 2003 primarily due to the trade inventory reduction strategy in India and regional pricing pressures. Asian gross margin decreased in 2003 versus 2002 due to significant pricing pressure across the region and unfavorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Consolidated selling, general and administrative expenses in 2004, as a percent of consolidated net sales, remained relatively unchanged versus 2003 and 2002. Higher freight rates in North and Latin America were partially offset by productivity in other non-logistic areas. Europe benefited from leverage on higher sales and lower administrative costs. The increase in Asia’s selling, general and administrative expenses as a percent of sales was due primarily to lower overall sales and higher administrative support costs. In 2003, higher pension and freight costs in North America were partially offset by cost controls on discretionary spending. The European increase in 2003 was a result of expense reclassification into selling, general and administrative expenses while Latin America’s improvement was primarily driven by lower bad debt expense in 2003. Asia’s higher selling, general and administrative expenses as a percent of sales in 2003 and 2002 were due to higher operating reserves. The table below outlines the selling, general and administrative expenses as a percentage of sales by region, excluding the impact of 2004, 2003 and 2002 restructuring related charges of $1 million, $4 million and $17 million, respectively, from the regional amounts. The Company believes this comparison of selling, general and administrative expenses excluding restructuring related charges provides management and shareholders a better understanding of the ongoing performance of the regions. The Company evaluates segment performance based upon each segment’s operating income, which exclude, among others, one time charges (See Note 17). The restructuring related charges are included in the Corporate/Other line below.

Millions of dollars	2004	As a % of Sales	2003	As a % of Sales	2002	As a % of Sales
Selling, General & Administrative expenses
North America	$1,031	12.5%	$970	12.3%	$894	12.2%
Europe	560	18.3	510	19.0	407	18.5
Latin America	220	13.1	175	13.0	189	15.0
Asia	89	23.4	79	19.0	70	17.8
Corporate/Other(1)	187	—	182	—	176	—

Consolidated	$2,087	15.8%	$1,916	15.7%	$1,736	15.8%

(1)	Restructuring related charges included in Corporate/Other, excluded from regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

RESTRUCTURING AND RELATED CHARGES

Restructuring initiatives resulted in pre-tax restructuring charges of $15 million, $3 million and $101 million in 2004, 2003 and 2002, respectively. These amounts have been identified as a separate component of operating profit. As a result of the Company’s restructuring activity, it also recognized $7 million, $11 million and $60 million, respectively, in pre-tax restructuring related charges during 2004, 2003 and 2002, respectively, which were recorded primarily within cost of products sold. (See Note 13 to the Consolidated Financial Statements for a more detailed description of these charges and the Company’s restructuring program.)

During the fourth quarter of 2002, the Company recognized the vast majority of remaining charges for the global restructuring plan that was originally announced in December of 2000. The plan, which had a total restructuring and related pre-tax cost of $387 million, is expected to result in more than $200 million in annualized savings. At December 31, 2004, a liability of $13 million remains for actions yet to be completed under the plan. Actions under the plan include the elimination of over 7,500 positions worldwide, of which approximately 7,100 had been eliminated as of December 31, 2004.

OTHER INCOME AND EXPENSE

Interest income and sundry expense decreased approximately 66% compared to 2003. The improvement is primarily attributable to lower losses of $17 million on foreign currency balance sheet positions, primarily in Europe, and a $9 million gain on the sale of a partial interest in an equity investment in Latin America. Interest income and sundry expense in 2003 decreased approximately 24% as compared to 2002. The improvement is largely attributable to lower foreign currency losses as well as lower losses in asset dispositions and the absence of a 2002 fire loss within a Mexican facility.

Interest expense reductions during 2004 and 2003 of $9 million and $6 million, respectively, are attributable to a lower overall U.S. interest rate environment, a decrease in borrowings in countries with higher interest rates, primarily Europe, and maturity of the $200 million 9% Debentures in March 2003, which was replaced with lower rate debt.

INCOME TAXES

The effective income tax rate was 33.9% in 2004, 35% in 2003 and 39% in 2002. The impact of audit settlements and tax planning, as well as the dispersion of global income, has contributed to changes in the Company’s effective tax rate over the periods presented. (See the income tax rate reconciliation included in Note 15 to the Consolidated Financial Statements for a description of the significant items impacting the consolidated effective income tax rate.)

EQUITY IN LOSS OF AFFILIATED COMPANIES AND MINORITY INTERESTS

Changes in equity in loss of affiliated companies and minority interests reflect lower earnings in Latin America and India during 2004. The 2003 results improved $30 million versus 2002. The 2002 results were reduced by a $22 million after-tax impairment charge related to the Company’s minority investments in and advances to Wellmann, a German kitchen cabinet manufacturer. During 2003, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Company’s investment in the equity of Wellmann was sold to Alno, a prominent German kitchen cabinet manufacturer. The sale did not have a material impact to the Company’s financial position or results of operations. The 2002 results were also impacted by a $4 million charge incurred related to a minority interest in an Asian entity.

EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations were $406 million in 2004 versus $414 million and $262 million in 2003 and 2002, respectively. Full year 2004 earnings were significantly impacted by increases in material and logistics costs, particularly in the second half of 2004. These higher costs were partially offset by productivity improvements, lower foreign currency losses on balance sheet positions, an effective tax rate reduction, lower financing costs, and reduced minority interest earnings. The significant increase in 2003 relates primarily to approximately $147 million of higher restructuring and related charges in 2002, the full year impact of acquisitions, strong volume growth, productivity improvements and absence of an equity investment write-off, partially offset by an increase in expense due to the decline of the U.S. dollar.

Millions of dollars, except per share data	2004	2003	2002
Earnings from continuing operations	$406	$414	$262
Diluted earnings per share from continuing operations	$5.90	$5.91	$3.78
Net earnings (loss)	$406	$414	$(394)
Diluted net earnings (loss) per share	$5.90	$5.91	$(5.68)

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

Although most of its assets have been divested, Whirlpool Financial Corporation remains a legal entity with assets consisting primarily of a leveraged lease portfolio. As of December 31, 2004 and 2003, the portfolio totaled $15 million and $42 million, respectively, net of related reserves. (See Note 5 to the Consolidated Financial Statements.) The Company continues to monitor its arrangements with the lessees and the value of the underlying assets.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result of this adoption, the Company recorded a non-cash after-tax charge of $613 million in 2002.

(See Note 3 to the Consolidated Financial Statements for a more detailed description of this change in accounting principle.)

FORWARD-LOOKING PERSPECTIVE

During 2004, the Company incurred approximately $300 million of higher material and oil related costs. The Company expects higher material costs, primarily within North and Latin America, of $500 to $550

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

million during 2005, primarily due to higher prices for steel and resins. To address this challenging environment, the Company has implemented global price increases of approximately 5-to-10%, effective January 2005, in most key markets around the world. The Company has also initiated actions to drive record levels of controllable productivity, leverage its global operating platform, reduce non-product related spending and accelerate the rate of new product innovation to the market. The full effect of these cost increases will be reflected in the Company’s cost structure from the start of 2005, while benefits of both price increases and productivity improvements will build throughout the year.

North America and Europe, the Company’s two largest segments expect 2005 industry growth of approximately 2% and 1%, respectively. The Company’s efforts in these two regions during 2005 will be to execute previously announced price increases, drive record levels of controllable productivity, and expand its market share through leveraging its strong brand portfolio, expanding key market leadership and introducing continuous relevant branded innovations to the market.

Macro-economic conditions in Latin America are expected to remain positive during 2005 and the Company expects industry shipments to increase 4-to-5%. Price increases implemented throughout 2004, and additional increases enacted for 2005, are expected to offset significant material cost increases. Manufacturing and supply chain productivity is anticipated to contribute to improved operating profit margin performance and exports to the Company’s global operations are expected to increase.

Asia results will benefit from new product introductions, improved product mix and favorable comparisons to last year’s inventory trade reduction strategy in India. The Company will continue to expand its China procurement and technology base to support its global operations, expand domestic sales within China and India, and increase global exports of components and finished product.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with the Brazilian government’s export incentive program (“Befiex”). These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The Company did not recognize any credits in 2004 and recognized credits of $5 million in 2003 and $42 million in 2002 as a reduction of current excise taxes payable and therefore, an increase in net sales. The Company’s remaining credits are approximately $316 million at December 31, 2004. The Company does not expect to recognize additional Befiex credits until the calculation of the credit, which is currently under review, is confirmed by the Brazilian courts.

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

The Company’s 2004 cash provided by operating activities benefited from lower after-tax pension contributions of approximately $62 million and lower restructuring spending of approximately $56

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

million. Cash flow was negatively impacted by higher working capital requirements of about $70 million, driven largely by material cost increases and higher inventory levels to support higher volumes and increased trans-regional shipments. The Company’s 2003 cash provided by operating activities benefited from higher earnings, primarily within our European and North American business segments, as well as continued improvement in working capital management. Cash flow was negatively impacted by a voluntary after-tax pension contribution to the Company’s U.S. pension plans of $97 million. In comparison, after-tax U.S. pension contributions made during 2002 were $5 million. The 2003 results were also negatively impacted by restructuring spending, primarily related to 2002 projects, as well as the timing of promotional payments. Combined, these negative 2003 cash outflows were essentially offset by the absence of $239 million in product recall spending which occurred during 2002. Cash provided by operating activities was also negatively impacted in 2002 by a one-time tax payment of $86 million on a cross-currency interest rate swap gain, which occurred during 2001.

INVESTING ACTIVITIES

The principal recurring investing activities are capital expenditures, which were $511 million, $423 million and $430 million in 2004, 2003 and 2002, respectively. Capital expenditures are incurred to support distinctive and innovative solutions for consumers which lead to new revenue growth. Expenditures are also made to support the Company’s global operating platform footprint moves to lower cost locations as well as replacement, regulatory and infrastructure changes. Higher capital spending in 2004 reflects increased investment in product innovation and the Company’s global operating platform.

During 2004 and 2003, Whirlpool entered into separate sale-leaseback transactions whereby the Company sold and leased back its owned properties. Proceeds related to the sale-leaseback of six properties in 2004, net of related fees, were approximately $66 million. In 2003, proceeds related to the sale-leaseback of four properties, net of related fees, were approximately $65 million.

On November 18, 2002, the Company acquired the remaining 20% interest in Whirlpool Narcissus Shanghai Company Limited (“Narcissus”) for $9 million. Subsequent to the purchase, Narcissus was renamed Whirlpool Home Appliance (Shanghai) Co. Ltd. In accordance with the purchase agreement, 40% of the purchase price was paid during 2002, 40% was paid during 2003 and the remaining 20% was paid during 2004.

On July 3, 2002, Whirlpool acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (“Whirlpool Mexico”), an appliance manufacturer and distributor in Mexico. The aggregate purchase price was $151 million in cash plus assumption of outstanding debt at the time of acquisition, which totaled $143 million.

On June 5, 2002, the Company acquired 95% of the shares of Polar S.A. (“Polar”), a leading major home appliance manufacturer in Poland. The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. During 2003, Whirlpool acquired the remaining 5% of the shares of Polar.

FINANCING ACTIVITIES

Total repayments of short-term and long-term debt, net of new borrowings, were $58 million, $208 million and $236 million in 2004, 2003 and 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

During March 2003, the Company redeemed its $200 million 9% Debentures using short-term notes payable.

Dividends paid to stockholders totaled $116 million, $94 million and $91 million in 2004, 2003 and 2002.

Under its stock repurchase program, Whirlpool purchased approximately 3.7 million shares ($251 million) in 2004, approximately 1 million shares ($65 million) in 2003 and 0.7 million shares ($46 million) in 2002. See Note 11 to the Consolidated Financial Statements for additional detail on the Company’s stock repurchase program.

The Company also redeemed $33 million and $25 million in 2003 and 2002, respectively, in preferred stock of its discontinued finance company, Whirlpool Financial Corporation. See Note 8 to the Consolidated Financial Statements for additional detail on the Whirlpool Financial Corporation preferred stock.

Whirlpool received proceeds of $64 million in 2004, $65 million in 2003 and $80 million in 2002 related to the exercise of Company stock options. The Company’s stock option program is discussed in Notes 1 and 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the Company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impact the Company’s cash flows, with increased production in the first half of the year to meet increased demand in the summer months. The Company finances its working capital needs primarily through the commercial paper markets in the U.S., Europe and Canada. These commercial paper programs are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The Company has access to long-term funding in the U.S., European and other public bond markets.

The Company’s financial position remains strong. At December 31, 2004, Whirlpool’s total assets were $8.2 billion versus $7.4 billion at December 31, 2003. Stockholders’ equity increased from $1.3 billion at the end of 2003 to $1.6 billion at the end of 2004. The increase in equity is primarily attributed to net earnings retention and a $174 million increase in equity through foreign currency translation adjustments offset by share repurchases of $251 million.

The Company’s overall debt levels have remained relatively unchanged versus 2003. Cash flows from operations have been used to repurchase stock, fund higher capital expenditures and pay increased dividends.

In May 2004, Whirlpool allowed its $400 million committed 364 day credit facility to expire. Simultaneously, the Company increased the size of its $800 million committed credit facility to $1.2 billion and extended its maturity from 2006 to 2009. This committed facility supports commercial paper programs and other operating needs. There were no borrowings under these facilities during 2004 or 2003. Whirlpool was in full compliance with its bank covenants throughout both 2004 and 2003. None of the Company’s material debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In 2004, the Company announced that it plans to invest approximately $180 million to strengthen Whirlpool’s brand leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. Approximately $100 million of the investment will fund initiatives at the Company’s manufacturing facilities in the United States and the remainder will be used to begin work on the expansion of the Company’s washer production facility in Monterrey, Mexico, and the construction of a new refrigeration facility in Ramos Arispe, Coahuilla, Mexico.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2004 and December 31, 2003, these amounts totaled $184 million and $109 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments.

	Payments due by period
Millions of dollars	Total	2005	2006 & 2007	2008 & 2009	Thereafter
Debt obligations(1)	$1,167	$7	$423	$129	$608
Operating lease obligations	281	86	119	60	16
Purchase obligations	176	34	88	44	10
Long-term liabilities(2)	98	98	—	—	—

Total	$1,722	$225	$630	$233	$634

(1)	The amounts in debt obligations do not include an estimate of future interest payments.
(2)	The amounts in long-term liabilities include the Company’s expected 2005 voluntary U.S. pension and foreign pension fund contributions, and expected benefit payments under the postretirement health care benefit plans. Required contributions for future years depend on certain factors that cannot be determined at this time.

The goal of the Company’s global operating platform is to strengthen Whirlpool’s brand leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. The Company intends to make additional investments to strengthen its competitiveness and brand leadership position in fiscal 2005. Capital spending is expected to be between $500 million and $550 million in 2005 in support of the Company’s investment in innovative product technologies and its global operating platform initiatives. The Company expects that higher cash flow from operations will more than offset increased capital spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

During 2004, Whirlpool’s Board of Directors increased the quarterly dividend from 34 cents per share to 43 cents per share. This increased the Company’s annual dividend payment by approximately $22 million to $116 million.

The Company believes that its capital resources and liquidity position at December 31, 2004, coupled with its planned cash flow generated from operations in 2005, are adequate to support higher capital spending, continued dividend payments and meet anticipated business needs to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally.

OTHER MATTERS

On February 25, 2005, the Company announced the recall of approximately 162,000 under-the-counter plastic tall tub dishwashers due to a potential safety issue. There have been no reports of personal injury or property damage associated with these dishwashers. The Company also is undertaking the repair of up to an additional 223,000 of these dishwashers for a separate quality issue. The Company accrued $17.1 million related to the quality issue within cost of products sold during the fourth quarter of 2004. Two purported national class action lawsuits have been filed against the Company, one in a Missouri state court and one in an Illinois state court, each alleging breach of warranty, fraud, and violation of state consumer protection acts in selling these tall tub dishwashers. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

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

While lower discount rates increased Whirlpool’s pension obligations during 2004, improvement in equity market performance during the year increased the value of pension fund assets. Whirlpool also contributed approximately $49 million pre-tax ($31 million to funded plans) to its U.S. pension plans during 2004, of which $31 million was a voluntary contribution and $18 million was required. The Company also contributed $21 million to its foreign plans during 2004. At December 31, 2004, the Company’s defined benefit pension plans still remain underfunded on a combined basis.

The Company recognized consolidated pre-tax pension cost (credits) of $91 million, $78 million and $(37) million in 2004, 2003 and 2002, respectively. The Company currently expects that U.S. pension cost for 2005 will be approximately $66 million based on a plan amendment, an expected rate of return on assets assumption of 8.75% and a lower discount rate of 5.80%. The $66 million compares to pension cost of $68 million in 2004. Consolidated pension cost in 2005 is anticipated to be approximately $91 million, relatively unchanged from 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

U.S. pension plans comprise 86% of the Company’s projected benefit obligation. The discount rate and expected return on asset assumptions used in determining the Company’s U.S. pension benefit obligations and costs are as follows:

	Discount rate	Expected return on assets
Benefit obligation—December 31
2004	5.80%	N/A
2003	6.00%	N/A

Pension cost
2005	5.80%	8.75%
2004	6.00%	8.75%
2003	6.75%	8.75%

The Company’s expected return on assets assumption of 8.75% was based on historical asset returns for publicly traded equity and fixed income securities tracked between 1926 and 2003 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted average return was rounded up to the nearest quarter of one percent. The Company uses a measurement date of December 31.

In January 2005, the Company amended the Whirlpool Employees Pension Plan. The effect of this amendment will be to reduce the projected benefit obligation (“PBO”) by approximately $80 million. The accumulated benefit obligation (“ABO”) will not be affected by the amendment.

In addition, the Company sponsors plans to provide postretirement health care benefits for eligible retired U.S. employees. Eligible retirees are those who were full-time employees with 10 years of service who attained age 55 while in service with the Company. The postretirement health care plans are generally contributory with participants’ contributions adjusted annually and include cost-sharing provisions that limit the Company’s exposure for recent and future retirees. The plans are unfunded. In June 2003, the Company announced a modification to its U.S. retiree health care plans that affects future retirees and is based on a Retiree Healthcare Savings Account (“RHSA”), where notional accounts will be established for most active U.S. paid employees. The notional account reflects each year of service beginning at age 40 and is designed to provide employees who retire after December 31, 2003 from Whirlpool with notional funds to apply towards health care premiums. In June 2003, the Company recorded a one-time curtailment gain of $13.5 million, net of tax, related to the modification of its retiree health care plan. The Company provides no significant postretirement medical benefits to non-U.S. employees.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit program under Medicare, known as Part D, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Part D. At year-end 2003, the Company elected to defer recognition of the accounting effects of the Act, as permitted by FASB Staff Position (“FSP”) 106-1. However, the requirement to remeasure its retiree medical plan caused the deferral to expire. The Company measured the effects of the Act following the guidance in FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Part D and, accordingly, the Company will be entitled to a subsidy. The Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

adopted FSP 106-2 retroactively to the beginning of 2004. Accordingly, the Company has reflected the estimated federal subsidy under the Act as an actuarial gain as required by FSP 106-2, which reduced the existing unrecognized net loss. These changes caused the accumulated other postretirement benefit obligation to decrease by $104 million, and reduced the cost recognized by approximately $15 million for the year ended December 31, 2004.

During 2004, the Company’s independent auditor, Ernst & Young LLP (“E&Y”), disclosed to the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, and the Audit Committee of the Company’s Board of Directors that certain non-audit work performed by an E&Y affiliate in China for a subsidiary of the Company has raised possible concerns regarding E&Y’s independence with respect to E&Y’s performance of audit services for the Company.

E&Y disclosed that from 1995 through June 2002, its affiliate in China held de minimus funds owned by a subsidiary of the Company and used these funds to make employment tax related payments to the applicable tax authority for several expatriate and foreign employees of the Company’s subsidiary. E&Y recently informed the Company that a Malaysian affiliate was also holding de minimus funds, transferred through a former Arthur Andersen affiliate acting as a court appointed liquidator. Maintaining custody of the assets of an audit client is not permitted under the auditor independence rules set forth in Regulation S-X promulgated by the SEC. In addition, E&Y provided certain expatriate tax services in Italy from approximately 1997 through 1999. The Company made deposits to an E&Y account for payment of taxes, and that account has been inactive since 1999. The balance in the account was refunded to the Company in 2005. These actions in China, Malaysia and Italy are not permitted under the SEC rules and regulations. The activities were discontinued in China in 2002, the activities in Malaysia have been suspended pending appointment of a successor liquidator and the services in Italy were discontinued in 1999. The Audit Committee of the Board of Directors of the Company met and considered the effect of all three matters on the independence of E&Y as external auditor for the Company. Both the Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and each has independently concluded that there has been no impairment of E&Y’s independence. In making its determination, the Audit Committee considered the de minimus amounts involved, the ministerial nature of the activities, and the fact that the financial position or results of operations of the subsidiaries involved were not material to the consolidated financial position and consolidated results of operations.

In September 2003, the Company completed the sale of Wellmann to Alno, a prominent German kitchen cabinet manufacturer. Previously, the Company held a 49.5% ownership interest in Wellmann. The Company has a 13% interest in Alno. The sale did not have a material impact to the Company’s financial position or results of operations. The Company analyzed the provisions of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, with respect to its 13% interest in Alno and determined that Alno did not meet the definition of a variable interest entity under FIN 46.

The Company is currently a defendant in 11 purported class action lawsuits in 11 states related to its Calypso clothes washing machine. Two of the original purported class actions have been dismissed. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential, and punitive damages. The Company believes these suits are without merit and intends to vigorously defend these actions. At this point, the Company cannot reasonably estimate a possible range of loss, if any.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In early 2004, Maytag Corporation filed a claim against the Company for patent infringement. The claim also seeks unspecified damages and an injunction against the continued production or sale of the alleged infringed patented product. A trial date has been set for July 11, 2005. The Company believes this suit is without merit, intends to vigorously defend this suit and at this point cannot reasonably estimate a possible range of loss, if any.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. The original amount in dispute was approximately $25 million. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and a discretionary appeal of this dismissal was requested in 2003, but no decision on this request has been made. A final decision in the collection action is not expected for several years. The Company plans to continue to aggressively defend this matter, and at this point cannot reasonably estimate a possible range of loss.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Brazilian Constitution provides for a tax credit on raw materials used in production. The credit allows for both the seller and the purchaser of raw materials to be tax exempt or to have a zero tax rate on sales or purchases of finished product. Several court decisions supported the tax credit and, during 2003 and 2004, the Company calculated tax credits under this provision. The amount recorded as tax credits as of December 31, 2004 is approximately $22 million. The recorded tax credits are currently being challenged in Brazilian courts and at this point, the Company cannot reasonably estimate the potential impact, if any, to its consolidated financial position or consolidated results of operations.

On February 13, 2003 the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (“recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of February 2005 many member states were still in the drafting stage and had not passed national legislation. As a consequence many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined. The Company is, therefore, presently unable to estimate the potential cost of complying with the directive.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment with the Company. The determination of the Company’s obligation and expense for these costs requires the use of certain assumptions. Those assumptions are included in Note 16 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on stock and bond market returns, interest rates on high quality bonds and medical cost inflation, respectively. As permitted by generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and accrued liability in such future periods. While the Company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the Company’s assumptions may materially affect its pension and other postretirement obligations and related future expense. As required by SFAS No. 87, SFAS No. 132 (revised 2003) and SFAS No. 106, Whirlpool’s pension and other postretirement benefit obligations as of December 31, 2004 and preliminary retirement benefit costs for the 2005 fiscal year were prepared using the assumptions that are determined as of December 31, 2004. The following table highlights the sensitivity of Whirlpool’s December 31, 2004 retirement obligations and 2005 retirement benefit costs of its U.S. plans to changes in the key assumptions used to determine those results:

Change in assumption	Estimated increase (decrease) in 2005 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2004	Estimated increase (decrease) in 2005 Other Postretirement Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2004
Millions of dollars
0.25% increase in discount rate	$(4.7)	$(53.0)	$(1.0)	$(15.6)

0.25% decrease in discount rate	$4.7	$54.5	$1.0	$16.0

0.25% increase in long-term return on assets	$(4.4)	N/A	N/A	N/A

0.25% decrease in long-term return on assets	$4.4	N/A	N/A	N/A

0.50% increase in discount rate	$(9.3)	$(104.7)	$(2.1)	$(30.8)

0.50% decrease in discount rate	$9.5	$110.6	$2.0	$32.5

0.50% increase in long-term return on assets	$(8.8)	N/A	N/A	N/A

0.50% decrease in long-term return on assets	$8.8	N/A	N/A	N/A

The analysis is an estimate only. These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Income Taxes

As part of the process of preparing its Consolidated Financial Statements, the Company estimates its income taxes in each of the taxing jurisdictions in which its operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.” These differences may result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company is required to assess the likelihood that its deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable. Realization of the Company’s net operating loss deferred tax assets is supported by specific tax strategies and consider planned projections of future profitability. If recovery is not likely, the Company provides a valuation allowance based on its estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income was lower than expected or if tax-planning strategies were not available as anticipated, the Company may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax asset would increase income in the period such determination is made. As of December 31, 2004 and 2003, the Company had total deferred tax assets of $851 million and $703 million, net of valuation allowances of $94 million and $88 million, respectively (see Note 15 to the Consolidated Financial Statements). The Company’s effective tax rate has ranged from 33.9% to 46.2% over the past five years and has been influenced by audit settlements, tax planning strategies, enacted legislation, and dispersion of global income. A 1% change to the Company’s effective tax rate would have decreased earnings by approximately $6.2 million based on 2004 earnings. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, and business profitability.

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

Befiex Credits

As discussed above, prior to 2004, the Company’s Brazilian subsidiaries had been recognizing benefits under the Brazilian government’s export incentive program (“Befiex”) as an offset against Brazilian

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

federal excise tax on domestic sales. Since the initial granting of these credits in 1996, it has been the Company’s policy to recognize these credits as they have been monetized. There have, however, been ongoing legal proceedings relating to this program and it is presently under review within the Brazilian court system. The Company has chosen not to recognize any of our remaining credits of approximately $316 million under the program until the Brazilian courts have confirmed the method used to calculate those remaining credits.

Warranty Obligations

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change the Company’s estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. See Note 9 to the Consolidated Financial Statements for a summary of the activity in the Company’s product warranty accounts for 2004 and 2003.

NEW ACCOUNTING PRONOUNCEMENTS

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company is considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Financial Accounting Standards Board (“FASB”) issued FSP 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of December 31, 2004, management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings which may be repatriated subject to the provisions of the Act. See Note 15 of the Notes to Consolidated Financial Statements for further discussion of the potential impact of the Act on the financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”. SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the adoption alternatives and does not expect the adoption to have a material impact on its results of operations or financial position.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Whirlpool uses foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2004, a 10% unfavorable exchange rate movement in each currency in the Company’s portfolio of foreign currency contracts would have resulted in an incremental unrealized loss of approximately $121 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $112 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying exposures.

The Company enters into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2004, a 10% unfavorable shift in commodity prices would have resulted in an incremental loss of approximately $2 million in the commodity swap contracts, while a 10% favorable shift would have resulted in an incremental gain of approximately $2 million.

Whirlpool utilizes interest rate swaps to hedge the Company’s interest rate risk. As of December 31, 2004, a 10% shift in interest rates would have resulted in an incremental $1 million gain or loss related to these contracts.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are: (1) the cost of raw materials and components, especially steel and the impact of rising oil prices; (2) the financial impact of the Company’s announced price increases will be dependent upon such factors as the strength of the Company’s brands in the market place, the strength of consumer demand for the Company’s products, and other factors outside of the Company’s control such as the general economic conditions prevailing at the time the new pricing goes into effect; (3) rising worldwide transportation costs due to record oil prices, capacity constraints, and other factors; (4) the ability to gain or maintain market share in an intensely competitive global market; (5) the success of the Company’s global strategy to develop brand differentiation and brand loyalty; (6) the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Company’s global operating platform initiatives; (7) the success of the Latin American business operating in challenging and volatile environments; (8) continuation of the Company’s strong relationship with Sears, Roebuck and Co. (anticipated to merge with Kmart Holdings to form Sears Holdings Corporation) in North America, which accounted for approximately 17% of consolidated net sales of $13 billion in 2004; (9) currency exchange rate fluctuations; (10) social, economic, and political volatility in developing markets; (11) continuing uncertainty in the North American, Latin American, Asian and European economies; (12) the effectiveness of the series of restructuring actions the Company has announced and/or completed through 2004; (13) U.S. interest rates; (14) new Asian competitors; (15) changes to the obligations as presented in the contractual obligations table; (16) changes in the funded position of the U.S. pension plans; (17) continued strength of the U.S. builder industry; and (18) the threat of terrorist activities or the impact of war.

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

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31

(Millions of dollars, except per share data)

	2004	2003	2002
Net sales	$13,220	$12,176	$11,016

Expenses
Cost of products sold	10,358	9,423	8,473
Selling, general and administrative	2,087	1,916	1,736
Intangible amortization	2	4	14
Restructuring costs	15	3	101

Operating profit	758	830	692

Other income (expense)
Interest and sundry income (expense)	(14)	(41)	(54)
Interest expense	(128)	(137)	(143)

Earnings from continuing operations before income taxes and other items	616	652	495
Income taxes	209	228	193

Earnings from continuing operations before equity earnings and minority interests	407	424	302
Equity in loss of affiliated companies	(1)	—	(27)
Minority interests	—	(10)	(13)

Earnings from continuing operations	406	414	262
Discontinued operations, net of tax	—	—	(43)
Cumulative effect of change in accounting principle, net of tax	—	—	(613)

Net earnings (loss)	$406	$414	$(394)

Per share of common stock
Basic earnings from continuing operations	$6.02	$6.03	$3.86
Discontinued operations, net of tax	—	—	(0.62)
Cumulative effect of change in accounting principle, net of tax	—	—	(9.03)

Basic net earnings (loss)	$6.02	$6.03	$(5.79)

Diluted earnings from continuing operations	$5.90	$5.91	$3.78
Discontinued operations, net of tax	—	—	(0.62)
Cumulative effect of change in accounting principle, net of tax	—	—	(8.84)

Diluted net earnings (loss)	$5.90	$5.91	$(5.68)

Dividends	$1.72	$1.36	$1.36

Weighted-average shares outstanding: (millions)
Basic	67.4	68.7	67.9
Diluted	68.9	70.1	69.3

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31
	2004	2003
ASSETS
Current Assets
Cash and equivalents	$243	$249
Trade receivables, less allowances (2004: $107; 2003: $113)	2,032	1,913
Inventories	1,701	1,340
Prepaid expenses	74	62
Deferred income taxes	189	129
Other current assets	275	172

Total Current Assets	4,514	3,865

Other Assets
Investment in affiliated companies	16	11
Goodwill, net	168	165
Other intangibles, net	108	85
Deferred income taxes	323	268
Prepaid pension costs	329	357
Other assets	140	154

	1,084	1,040

Property, Plant and Equipment
Land	91	84
Buildings	1,073	1,004
Machinery and equipment	5,933	5,391
Accumulated depreciation	(4,514)	(4,023)

	2,583	2,456

Total Assets	$8,181	$7,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$244	$260
Accounts payable	2,297	1,944
Employee compensation	300	303
Deferred income taxes	57	48
Accrued expenses	811	701
Restructuring costs	13	45
Income taxes	110	95
Other current liabilities	146	174
Current maturities of long-term debt	7	19

Total Current Liabilities	3,985	3,589

Other Liabilities
Deferred income taxes	240	236
Pension benefits	367	298
Postemployment benefits	499	489
Other liabilities	256	251
Long-term debt	1,160	1,134

	2,522	2,408

Minority Interests	68	63

Stockholders’ Equity
Common stock, $1 par value:	90	88
Authorized—250 million shares
Issued—90 million shares (2004); 89 million shares (2003)
Outstanding—67 million shares (2004); 69 million shares (2003)
Paid-in capital	737	659
Retained earnings	2,596	2,276
Accumulated other comprehensive loss	(601)	(757)
Treasury stock—23 million shares (2004); 20 million shares (2003)	(1,216)	(965)

Total Stockholders’ Equity	1,606	1,301

Total Liabilities and Stockholders’ Equity	$8,181	$7,361

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2004	2003	2002
Operating Activities
Net earnings (loss)	$406	$414	$(394)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	—	613
Equity in losses of affiliated companies, less dividends received	1	—	27
(Gain) loss on disposition of assets	(7)	6	5
Loss on discontinued operations	—	—	43
Depreciation and amortization	445	427	405
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	(16)	4	(67)
Inventories	(266)	(127)	101
Accounts payable	253	163	63
Product recalls	12	6	(239)
Restructuring charges, net of cash paid	(33)	(89)	33
Taxes deferred and payable, net	(18)	55	157
Tax paid on cross currency interest rate swap gain	—	—	(86)
Accrued pension	6	(109)	(37)
Other—net	11	(6)	161

Cash Provided By Operating Activities	$794	$744	$785

Investing Activities
Capital expenditures	$(511)	$(423)	$(430)
Proceeds from sale of assets	74	75	27
Acquisitions of businesses, less cash acquired	(2)	(4)	(179)

Cash Used For Investing Activities	$(439)	$(352)	$(582)

Financing Activities
Net (repayments) proceeds of short-term borrowings	$(37)	$7	$(165)
Proceeds of long-term debt	—	6	6
Repayments of long-term debt	(21)	(221)	(77)
Dividends paid	(116)	(94)	(91)
Purchase of treasury stock	(251)	(65)	(46)
Redemption of WFC preferred stock	—	(33)	(25)
Common stock issued under stock plans	64	65	80
Other	3	(10)	(5)

Cash Used For Financing Activities	$(358)	$(345)	$(323)

Effect of Exchange Rate Changes on Cash and Equivalents	$(3)	$10	$(4)

(Decrease) Increase in Cash and Equivalents	$(6)	$57	$(124)
Cash and Equivalents at Beginning of Year	249	192	316

Cash and Equivalents at End of Year	$243	$249	$192

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Paid-in-Capital	Common Stock	Total
Balances, December 31, 2001	$2,470	$(697)	$(401)	$86	$1,458
Comprehensive loss
Net loss	(394)	—	—	—	(394)
Unrealized loss on derivative instruments	—	(3)	—	—	(3)
Minimum pension liability adjustment, net of tax of $100	—	(151)	—	—	(151)
Foreign currency items, net of tax of $0	—	(148)	—	—	(148)

Comprehensive loss					(696)

Common stock repurchased, net of reissuances	—	—	(35)	—	(35)
Common stock issued	—	—	102	1	103
Dividends declared on common stock	(91)	—	—	—	(91)

Balances, December 31, 2002	$1,985	$(999)	$(334)	$87	$739

Comprehensive income
Net earnings	414	—	—	—	414
Unrealized loss on derivative instruments	—	(5)	—	—	(5)
Minimum pension liability adjustment, net of tax of $75	—	118	—	—	118
Foreign currency items, net of tax of $5	—	129	—	—	129

Comprehensive income					656

Common stock repurchased, net of reissuances	—	—	(49)	—	(49)
Common stock issued	—	—	77	1	78
Dividends declared on common stock	(123)	—	—	—	(123)

Balances, December 31, 2003	$2,276	$(757)	$(306)	$88	$1,301

Comprehensive income
Net earnings	406	—	—	—	406
Unrealized gain on derivative instruments	—	13	—	—	13
Minimum pension liability adjustment, net of tax of $14	—	(31)	—	—	(31)
Foreign currency items, net of tax of $14	—	174	—	—	174

Comprehensive income					562

Common stock repurchased, net of reissuances	—	—	(251)	—	(251)
Common stock issued	—	—	78	2	80
Dividends declared on common stock	(86)	—	—	—	(86)

Balances, December 31, 2004	$2,596	$(601)	$(479)	$90	$1,606

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Operations

Whirlpool Corporation is the world’s leading manufacturer and marketer of major home appliances. The Company manufactures in 12 countries under nine major brand names and markets products to distributors and retailers in more than 170 countries.

Principles of Consolidation

The Consolidated Financial Statements include all majority-owned subsidiaries. Investments in affiliated companies consists of a 40% voting interest in an international company engaged in the sale of major home appliances and a 30% interest in an international company engaged in the sale of extended warranty contracts. Both companies are accounted for by the equity method. All intercompany transactions have been eliminated upon consolidation.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales are recorded when title passes to the customer. The point at which title passes is determined by the shipping terms. For the majority of the Company’s sales, title is transferred to the customer as soon as the product is shipped. For a portion of the Company’s sales, primarily in Europe, title is transferred to the customer upon receipt at the customer’s location. Allowances for estimated returns are made on sales of certain products based on historical return rates for the products involved.

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

Freight and Warehousing Costs

Freight-out and warehousing costs included in selling, general and administrative expenses in the statements of operations were $723 million, $576 million and $520 million in 2004, 2003 and 2002, respectively.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (“FIFO”) cost, except U.S. production inventories, which are stated at last-in, first-out (“LIFO”) cost and Brazilian inventories, which are stated at average cost. Costs do not exceed realizable values.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $315 million, $285 million and $259 million in 2004, 2003 and 2002, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were $221 million, $170 million and $176 million in 2004, 2003 and 2002, respectively.

Contingent Tax Matters

The Company establishes liabilities for probable and estimable assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

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

Fair value hedges are hedges that mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The gain or loss on a derivative instrument designated as a fair value hedge and the offsetting loss or gain on the hedged item are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Employee Compensation

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” but has not adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had the Company elected to adopt the recognition provisions of SFAS No. 123, pro forma net earnings (loss) and diluted net earnings (loss) per share would be as follows:

Year ended December 31 (Millions of dollars, except per share data)	2004	2003	2002
Compensation cost included in earnings as reported (net of tax benefits)	$9	$13	$12
Pro-forma total fair value compensation cost (net of tax benefits)	$17	$25	$25

Net earnings (loss):
As reported	$406	$414	$(394)
Pro-forma	398	402	(407)

Basic net earnings (loss) per share:
As reported	$6.02	$6.03	$(5.79)
Pro-forma	5.90	5.86	(5.99)

Diluted net earnings (loss) per share:
As reported	$5.90	$5.91	$(5.68)
Pro-forma	5.78	5.74	(5.87)

Net Earnings Per Common Share

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock based compensation plans. For the years ended December 31, 2004, 2003 and 2002, a total of approximately 1,831,000 options, 1,803,000 options and 1,885,000 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Basic and diluted earnings (loss) per share were calculated as follows:

Millions of dollars and shares	2004	2003	2002
Numerator for basic and diluted earnings (loss) per share—net earnings	$406	$414	$(394)

Denominator for basic earnings (loss) per share—weighted-average shares	67.4	68.7	67.9
Effect of dilutive securities—stock-based compensation	1.5	1.4	1.4

Denominator for diluted earnings per share—adjusted weighted-average shares	68.9	70.1	69.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

(2) NEW ACCOUNTING STANDARDS

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company is considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of December 31, 2004, management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings which may be repatriated subject to the provisions of the Act. See Note 15 of the Notes to Consolidated Financial Statements for further discussion of the potential impact of the Act on the financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the adoption alternatives and does not expect the adoption to have a material impact on its results of operations or financial position.

(3) GOODWILL AND OTHER INTANGIBLES

Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and recorded a non-cash after-tax charge of $613 million, or $8.84 per diluted share, as a cumulative effect of a change in accounting principle. An additional impairment of $9 million, after-tax, was recognized as a charge to operations during the fourth quarter of 2002 relating to goodwill associated with an acquisition in Asia (see Note 4).

Under SFAS No. 142, goodwill and indefinite-lived intangibles are no longer amortized and are subject to an annual impairment analysis, performed during the fourth quarter of each year. The Company determines the fair value of each reporting unit using a discounted cash flow approach. The Company has determined its reporting units are: North America, Europe, Multibras and Embraco (which combined are Latin America), and Asia. The Company performed the annual impairment tests and determined there to be no impairment of remaining goodwill or indefinite-lived intangibles for the years ended December 31, 2004 and 2003.

The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2004:

Reporting Unit—Millions of dollars	Beginning of Year	Other	End of Year
North America	$161	$3	$164
Latin America	4	—	4

Total	$165	$3	$168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $3 million increase in the carrying value of North America goodwill is related to the effects of currency translation for its Canadian subsidiary.

Other Intangible Assets

Other intangibles are comprised of the following:

December 31—Millions of dollars	2004	2003
Trademarks (indefinite-lived)	$53	$51
Patents and non-compete agreements	3	1
Pension related	52	33

Total other intangible assets, net	$108	$85

The balances include trademarks acquired as part of the Whirlpool Mexico and Polar acquisitions (see Note 4) and intangible assets related to minimum pension liabilities (see Note 16). Accumulated amortization totaled $3 million and $25 million at December 31, 2004 and 2003. During 2004, fully amortized intangible assets were removed from the Company’s Consolidated Balance Sheet.

(4) BUSINESS ACQUISITIONS / DISPOSITIONS

Whirlpool Mexico

On July 3, 2002, the Company acquired the remaining 51% ownership in Vitromatic S.A. de C.V. (“Whirlpool Mexico”), an appliance manufacturer and distributor in Mexico. Prior to that date, the Company’s 49% ownership in Whirlpool Mexico was accounted for as an equity investment. Whirlpool Mexico has been included in the Consolidated Financial Statements within the North American operating segment since the acquisition date. The aggregate purchase price was $151 million in cash plus outstanding debt at the time of acquisition, which totaled $143 million. The transaction generated goodwill of $89 million. The transaction also generated approximately $15 million in indefinite-lived intangible assets related to trademarks owned by Whirlpool Mexico.

The Whirlpool Mexico opening balance sheet is summarized (in millions) as follows:

ASSETS		LIABILITIES AND STOCKHOLDERS’ EQUITY
Current assets		Current liabilities
Trade receivables, net	$130	Accounts payable	$112
Inventories	60	Notes payable	132
Other current assets	15

Total Current Assets	205	Total Current Liabilities	244

Other assets		Other liabilities
Property, plant and equipment	245	Other liabilities	80

Goodwill	89	Total Other Liabilities	80

Other intangibles	15
		Total Stockholders’ Equity	230

Total Assets	$554	Total Liabilities and Stockholders’ Equity	$554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Polar

On June 5, 2002, the Company acquired 95% of the shares of Polar S.A. (“Polar”), a leading major home appliance manufacturer in Poland. The results of Polar’s operations have been included in the Consolidated Financial Statements within the European operating segment since that date. The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. The transaction also generated $17 million in indefinite-lived intangible assets related to trademarks owned by Polar. During 2003, Whirlpool acquired the remaining 5% of the shares of Polar.

Other

On September 30, 2003, the Company completed the sale of its interest in Wellmann to Alno, a prominent German kitchen cabinet manufacturer. Previously, the Company held a 49.5% ownership interest in Wellmann. The Company has a 13% interest in Alno. The sale did not have a material impact to the Company’s financial position or results of operations. The Company analyzed the provisions of FASB Interpretation No. (“FIN”) 46 with respect to its interest in Alno and determined that Alno did not meet the definition of a variable interest entity under FIN 46.

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

(5) DISCONTINUED OPERATIONS

In 1997, the Company discontinued its financing operations, Whirlpool Financial Corporation (“WFC”), and sold the majority of its assets. The remaining assets consist primarily of non-airline investments in a portfolio of leveraged leases which are recorded in other non-current assets in the balance sheets and totaled $15 million and $42 million, net of related reserves, at December 31, 2004 and 2003, respectively. During 2004, a lessee elected to exercise its purchase option for an asset under lease, and the sale of the asset did not have a material impact to the Consolidated Statements of Operations or Consolidated Balance Sheets as of and for the year ended December 31, 2004.

During the fourth quarter of 2002, the Company wrote off WFC’s investment in leveraged aircraft leases relating to United Airlines (“UAL”) as a result of UAL’s filing for bankruptcy protection. The write-off resulted in a non-cash charge of $68 million, or $43 million after-tax.

(6) INVENTORIES

December 31—Millions of dollars	2004	2003
Finished products	$1,410	$1,118
Work in process	57	64
Raw materials	353	284

	1,820	1,466
Less excess of FIFO cost over LIFO cost	(119)	(126)

Total inventories	$1,701	$1,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIFO inventories represent approximately 23% and 31% of total inventories at December 31, 2004 and 2003, respectively.

(7) ASSET IMPAIRMENTS

During the fourth quarter of 2003, the Company determined a production line would no longer be utilized in its Mexican operations. Accordingly, an impairment analysis was performed, and the total non-discounted future cash flows of the equipment was less than its carrying value. As a result, the Company recorded a $5 million after-tax impairment charge for the year ended December 31, 2003. The impairment charge is reflected in cost of products sold in the Company’s Consolidated Statements of Operations.

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

(8) FINANCING ARRANGEMENTS

Notes Payable and Debt

At December 31, 2004, the Company had committed unsecured revolving lines of credit available from banks totaling $1.2 billion. In May 2004, Whirlpool allowed its $400 million committed 364 day credit facility to expire. Simultaneously, the Company increased the size of its $800 million committed credit facility to $1.2 billion and extended its maturity from 2006 to 2009. This committed facility supports commercial paper programs and other operating needs. The interest rate for borrowing under the credit agreements is generally based on the London Interbank Offered Rate plus a spread that reflects the Company’s debt rating. The credit agreements require that the Company maintain a maximum debt to earnings before interest, taxes, depreciation and amortization ratio and a minimum interest coverage ratio. At December 31, 2004 and 2003, the Company was in compliance with its financial covenants. The credit agreements provide the Company with access to adequate and competitive funding under usual or unusual market conditions. During 2004, there were no borrowings outstanding under these credit agreements.

Notes payable consist of the following:

December 31—Millions of dollars	2004	2003
Payable to banks	$244	$170
Commercial paper	—	90

Total notes payable	$244	$260

The fair value of the Company’s notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted average interest rate on notes payable was 3.5% and 4.3% for the years ended December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following:

December 31—Millions of dollars	2004	2003
Eurobonds (EUR 300 million)—5.875% due 2006	$407	$374
Debentures—9.1% due 2008	125	125
Notes—8.6% due 2010	325	325
Debentures—7.75% due 2016	243	243
Other (various interest rates with maturities through 2010)	67	86

	$1,167	$1,153
Less current maturities	7	19

Total long-term debt, net of current maturities	$1,160	$1,134

Annual maturities of long-term debt in the next five years are $7 million, $414 million, $9 million, $127 million and $2 million.

The Company paid interest on short-term and long-term debt totaling $124 million, $137 million and $141 million in 2004, 2003 and 2002, respectively.

The fair value of long-term debt (including current maturities) was $1,315 million and $1,323 million as of December 31, 2004 and 2003, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

Preferred Stock

Although most of its assets have been divested, WFC remains a legal entity with assets consisting primarily of leveraged leases (see Note 5). WFC also has 17,500 shares of Series B preferred stock outstanding as of December 31, 2004 and 2003 with a face value of $100 per share, an annual dividend of $6.55 per share and a mandatory redemption date of September 1, 2008. The preferred stock amounts are included within minority interests in the Consolidated Balance Sheets and the carrying amounts approximate fair value.

The preferred stockholders are entitled to vote together on a share-for-share basis with WFC’s common stockholder, Whirlpool Corporation. Preferred stock dividends are payable quarterly. On September 1, 2003, WFC redeemed 331,800 shares of the Series B preferred stock at a price of $100 per share (at par). The redemption terms required the payment of any accrued unpaid dividends in addition to the applicable redemption premium, and accordingly, a total of $0.6 million was paid on September 1, 2003 related to dividends. The terms of the preferred stockholders agreement provides for a final payment on September 1, 2008 (the mandatory redemption date) equal to the number of Series B preferred stock outstanding multiplied by the face value of $100 per share.

The Company and WFC are parties to a support agreement. Pursuant to the agreement, if at the close of any quarter WFC’s net earnings available for fixed charges (as defined) for the preceding twelve months is less than a stipulated amount, the Company is required to make a cash payment to WFC equal to the insufficiency within 60 days of the end of the quarter. The Company was not required to make any payments under this agreement during 2004, 2003 or 2002. The support agreement may be terminated by either WFC or the Company upon 30 days notice provided that certain conditions are met. The Company has also agreed to maintain ownership of at least 70% of WFC’s voting stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2004 and December 31, 2003, these amounts totaled $184 million and $109 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion and $1.7 billion at December 31, 2004 and December 31, 2003, respectively. The Company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $148 million and $117 million at December 31, 2004 and December 31, 2003, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

December 31—Millions of dollars	2004	2003
Balance at January 1	$148	$128
Warranties issued during the period	270	262
Settlements made during the period	(258)	(248)
Other changes	5	6

Balance at December 31	$165	$148

Current portion	$104	$95
Non-current portion	61	53

Total	$165	$148

Commitments and Contingencies

Commitments

At December 31, 2004, the Company had noncancelable operating lease commitments totaling $281 million. The annual future minimum lease payments are detailed in the table below.

Millions of dollars
2005	$86
2006	72
2007	47
2008	38
2009	22
Thereafter	16

Total noncancelable operating lease commitments	$281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s rent expense was $100 million, $84 million and $72 million for the years 2004, 2003 and 2002, respectively.

Contingencies

In early 2004, Maytag Corporation filed a claim against the Company for patent infringement. The claim also seeks unspecified damages and an injunction against the continued production or sale of the alleged infringed patented product. A trial date has been set for July 11, 2005. The Company believes this suit is without merit, intends to vigorously defend this suit and at this point cannot reasonably estimate a possible range of loss, if any.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. The original amount in dispute was approximately $25 million. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and a discretionary appeal of this dismissal was requested in 2003, but no decision on this request has been made. A final decision in the collection action is not expected for several years. The Company plans to continue to aggressively defend this matter, and at this point cannot reasonably estimate a possible range of loss.

The Company is currently a defendant in 11 purported class action lawsuits in 11 states related to its Calypso clothes washing machine. Two of the original purported class actions have been dismissed. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential and punitive damages. The Company believes these suits are without merit and intends to vigorously defend these actions. At this point, the Company cannot reasonably estimate a possible range of loss, if any.

Two purported national class action lawsuits have been filed against the Company, one in a Missouri state court and one in an Illinois state court, each alleging breach of warranty, fraud, and violation of state consumer protection acts in selling tall tub dishwashers. There are no allegations of any personal injury or property damage and the complaint seeks unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the outstanding derivative contracts at December 31, 2004 and 2003 and the exposures to which they relate:

		Notional Amount in Millions of dollars
Exposure	Derivative	2004	2003	Hedge Type	Term

Forecasted cross currency cash flows	Foreign exchange forwards/options	$1,035	$652	Cash flow or fair value hedge	Various, up to 28 months

Non-functional currency asset/liability	Foreign exchange forwards/options	$580	$683	Undesignated	Various, up to 12 months

Raw Material Purchases	Commodity swaps	$18	$17	Cash flow hedge	Various, up to 12 months

Floating Rate Debt	Interest rate swaps	$100	$100	Cash flow hedge	2006

Fixed Rate Debt	Interest rate swaps	$50	$—	Fair value hedge	2008

Forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. Non-functional currency asset and liability hedges are undesignated but relate primarily to short term payables and receivables and intercompany loans. Commodity swaps relate to raw material purchases (for example, copper and aluminum) used in the manufacturing process. Unrealized gains and losses on the above foreign currency exchange contracts and commodities swaps were not significant as of December 31, 2004 and 2003, respectively.

The Company’s $100 million interest rate swap maturing in 2006 is designated and is effective as a hedge of future cash payments and is treated as a cash flow hedge for accounting purposes. The fair value of this contract is a loss of $6 million as of December 31, 2004 and a loss of $10 million as of December 31, 2003.

The Company’s $50 million interest rate swaps maturing in 2008 are designated and are effective as a hedge of the fair value of the fixed rate debt and are treated as a fair value hedge for accounting purposes. The fair values of these contracts are a net gain of $1 million as of December 31, 2004.

The Company has designated a portion of its Euro-denominated fixed-rate debt as a hedge to protect the value of its net investments in its European subsidiaries. Translation adjustments related to this debt are not included in the Statement of Operations, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the year ended December 31, 2004, the Company recognized $15 million of net losses included in cumulative translation adjustment related to this net investment hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2004 and 2003, the Company’s gains and losses related to the ineffective portion of its hedging instruments were immaterial. The Company did not recognize any gains or losses during the years ended December 31, 2004 and 2003 for cash flow hedges that were discontinued because the forecasted transaction was not probable to occur.

The amount of unrealized gains and losses on derivative instruments included in other comprehensive income at December 31, 2004 that will be reclassified into earnings during 2005 is not material.

(11) STOCKHOLDERS’ EQUITY

During 2004, the Company concluded the share repurchase program approved by the Company’s Board of Directors on March 1, 1999 ($250 million) and February 15, 2000 ($750 million). The Company repurchased 17.4 million shares at a cost of $1 billion, of which 0.7 million shares ($46 million) were purchased in 2002, 1.0 million shares ($65 million) were purchased in 2003 and 3.7 million shares ($250 million) were purchased in 2004. The 2004 shares were purchased in the open market at an average cost of $68.39 per share.

The 2003 shares were purchased from the Company’s U.S. pension plans at an average cost of $67.24 per share, which was based upon an average of the high and low market prices on the date of purchase. The 2002 shares were purchased from the Company’s U.S. pension plans at an average cost of $66.32 per share, which was based upon an average of the high and low market prices on the date of purchase.

On June 15, 2004, the Company’s Board of Directors authorized a new share repurchase program of up to $500 million. During the year ended December 31, 2004, the Company repurchased a small number of shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $1 million. These shares were purchased at an average cost of $59.97 per share. The share repurchases will be made from time to time in the open market as conditions warrant.

In addition to its common stock, the Company has 10 million authorized shares of preferred stock (par value $1 per share), none of which is outstanding.

Accumulated other comprehensive loss, net of tax, consists of:

Millions of dollars	2004	2003
Foreign currency translation adjustments	$(520)	$(694)
Derivative financial instruments	(12)	(25)
Minimum pension liability adjustments	(69)	(38)

Total	$(601)	$(757)

Preferred Stock Purchase Rights

One Preferred Stock Purchase Right (“Rights”) is outstanding for each share of common stock. The Rights, which expire May 22, 2008, will become exercisable 10 days after a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common stock (the “Trigger Date”) or 10 business days after the commencement, or public disclosure of an intention to commence, a tender offer or exchange offer by a person that could result in beneficial ownership of 15% or more of the outstanding common stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a Junior Participating Preferred Stock, Series B, par value $1.00 per share, of the Company at a price of $300 per one one-thousandth of a Preferred Share subject to adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12) STOCK OPTION AND INCENTIVE PLANS

Stock option and incentive plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. Stock options generally have 10-year terms, and vest and become fully exercisable over a two or three year period after date of grant. Compensation expense related to the Company’s stock based incentive plans is recognized ratably over each plan’s defined vesting period. Pre-tax expenses under the Company’s stock based incentive plans were $15 million, $21 million and $20 million in 2004, 2003 and 2002.

The Company’s stock option and incentive plans permit the grant of stock options and other stock awards covering up to 14.5 million shares to key employees of the Company and its subsidiaries, of which 3.8 million shares are available for grant at December 31, 2004. Outstanding restricted and phantom shares totaled 1,249,759 with a weighted-average grant-date fair value of $61.55 per share at December 31, 2004 and 1,322,917 with a weighted-average grant-date fair value of $56.28 per share at December 31, 2003.

Under the Nonemployee Director Stock Ownership Plan, each nonemployee director is automatically granted 400 shares of common stock annually and is eligible for a stock option grant of 600 shares if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s earnings meet a prescribed earnings formula. In addition, each nonemployee director is awarded annually deferred compensation in the form of 400 shares of phantom stock, which is converted into common stock on a one-for-one basis and paid when the director leaves the Board. This plan provides for the grant of up to 300,000 shares as either stock or stock options, of which 113,832 shares are available for grant at December 31, 2004. The stock options vest and become exercisable six months after date of grant. There were no significant expenses under this plan for 2004, 2003 or 2002.

The fair value of stock options used to compute pro forma net earnings and diluted net earnings per share disclosures, as presented in Note 1, is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002: expected volatility of 28.7%, 31.7% and 33.8%; dividend yield of 2.6%, 2.2% and 2.2%; risk-free interest rate of 3.6%, 3.2% and 2.7%, and a weighted-average expected option life of five years for all three years.

A summary of stock option information follows:

	2004		2003		2002
Thousands of shares, except per share data	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1	5,892	$55.82	5,965	$55.63	6,066	$51.83
Granted	666	72.91	1,315	50.06	1,466	67.07
Exercised	(1,124)	52.84	(1,251)	48.60	(1,395)	51.48
Canceled or expired	(109)	61.82	(137)	58.37	(172)	52.72

Outstanding at December 31	5,325	$58.46	5,892	$55.82	5,965	$55.63

Exercisable at December 31	4,237	$57.62	3,937	$55.78	3,639	$52.59

Fair value of options granted during the year		$17.07		$12.67		$18.28

Of the outstanding options at December 31, 2004, 3.0 million options, of which 2.5 million are exercisable at a weighted-average price of $51.53, have exercise prices ranging from $38.38 to $55.81 and a weighted-average remaining life of 5.8 years. The remaining 2.3 million outstanding options, of which 1.7 million are exercisable at a weighted-average price of $66.82, have exercise prices ranging from $56.19 to $78.50 and a weighted-average remaining life of 7.1 years.

(13) RESTRUCTURING AND RELATED CHARGES

Restructuring Charges

Under Whirlpool’s ongoing global operating platform initiatives, the Company implemented new restructuring initiatives during 2004 to strengthen Whirlpool’s brand leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, support functions, product platforms and technology resources to better support its global brands and customers. The Company incurred restructuring costs of $22 million related to 2004 initiatives and recognized a ($7) million credit resulting from final settlements of prior year restructuring initiatives. The net charges of $15 million are included in the restructuring costs line in the Company’s Consolidated Statements of Operations. Approximately 300 employees were terminated as a result of this restructuring initiative during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through December 31, 2003, the Company had approved all phases of a restructuring program that began in the fourth quarter of 2000 and resulted in cumulative pre-tax restructuring charges of $247 million, of which $3 million was recognized during 2003 and $101 million was recognized during 2002. These charges are included in the restructuring costs line in the Company’s Consolidated Statements of Operations. The restructuring plan and related charges relate primarily to the closing of a refrigeration plant in the Company’s Latin American region, a parts packing facility and a cooking plant in the North American region, a plastic components facility in the Asian region, the relocation of several laundry manufacturing facilities in Europe and a restructuring of the Company’s microwave business in its European region. Employees terminated to date under the plan include both hourly and salaried employees, however, the majority are hourly personnel at the facilities listed above. For the initiatives announced through December 31, 2003, the Company expects to eliminate over 7,500 employees of which approximately 7,100 had left the Company through December 31, 2004.

Other Related Charges

Through December 31, 2003, the Company had approved all phases of a restructuring program that began in the fourth quarter of 2000 and resulted in cumulative pre-tax restructuring related charges of $140 million, of which $7 million was recognized during 2004, $11 million was recognized during 2003 and $60 million was recognized in 2002. These charges have been recorded primarily within cost of products sold. The 2004 charges include net asset write-downs of $4 million as well as $3 million of various cash costs. The 2003 charges include net asset write-downs of $2 million as well as $9 million of various cash costs. The 2002 charges include $4 million and $1 million write-downs of buildings in the North American and Latin American regions, inventory write-offs of $1 million in Europe and $16 million of miscellaneous equipment in North America, Europe and Latin America as well as $38 million in cash costs incurred during the year for various restructuring related activities such as relocating employees and equipment and concurrent operating costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of the restructuring liability balance and full year restructuring and related activity for 2004, 2003 and 2002 are as follows:

Millions of dollars	Beginning Balance	Charge to Earnings	Cash Paid	Non-cash	Revision of Estimate	Translation	Acquisitions	Ending Balance
2004
Restructuring
Termination costs	$41	$16	$(37)	$—	$(7)	$—	$—	$13
Non-employee exit costs	4	6	(6)	(4)	—	—	—	—
Related Charges
Miscellaneous buildings	—	4	—	(4)	—	—	—	—
Inventory	—	—	—	—	—	—	—	—
Miscellaneous equipment	—	—	—	—	—	—	—	—
Various cash costs	—	3	(3)	—	—	—	—	—

Total	$45	$29	$(46)	$(8)	$(7)	$—	$—	$13

2003
Restructuring
Termination costs	$116	$3	$(89)	$—	$—	$11	$—	$41
Non-employee exit costs	6	—	(5)	—	—	3	—	4
Related Charges
Miscellaneous buildings	—	(1)	—	1	—	—	—	—
Inventory	—	1	—	(1)	—	—	—	—
Miscellaneous equipment	—	2	—	(2)	—	—	—	—
Various cash costs	—	9	(9)	—	—	—	—	—

Total	$122	$14	$(103)	$(2)	$—	$14	$—	$45

2002
Restructuring
Termination costs	$73	$92	$(60)	$—	$—	$4	$7	$116
Non-employee exit costs	4	9	(7)	—	—	—	—	6
Related Charges
Miscellaneous buildings	—	5	—	(5)	—	—	—	—
Inventory	—	1	—	(1)	—	—	—	—
Miscellaneous equipment	—	16	—	(16)	—	—	—	—
Various cash costs	—	38	(38)	—	—	—	—	—

Total	$77	$161	$(105)	$(22)	$—	$4	$7	$122

(14) PRODUCT RECALLS

On February 25, 2005, the Company announced the recall of approximately 162,000 under-the-counter plastic tall tub dishwashers due to a potential safety issue. There have been no reports of personal injury or property damage associated with these dishwashers. The Company also is undertaking the repair of up to an additional 223,000 of these dishwashers for a separate quality issue. The Company accrued $17.1 million related to the quality issue within cost of products sold during the fourth quarter of 2004.

In 2001, the Company announced a voluntary recall of 1.8 million microwave hood combination units sold under the Whirlpool, KitchenAid, and Sears Kenmore brands. The Company recognized product recall pre-tax charges of $221 million ($136 million after-tax) during 2001. During 2002, the Company incurred additional charges of approximately $9 million ($6 million after-tax) for costs related to this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recall. During 2003, the Company incurred an additional $16 million ($10 million after-tax) primarily related to final expenses in connection with the 2001 recall. Approximately $6 million of accrued product recall costs is reflected in other current liabilities in the balance sheet at December 31, 2003.

In 2002, the Company announced a voluntary recall of approximately 1.4 million dehumidifier units sold under the Whirlpool, ComfortAire, and Sears Kenmore brands. The Company recognized a product recall pre-tax charge of $74 million ($45 million after-tax) during the fourth quarter of 2001.

(15) INCOME TAXES

Income tax expense from continuing operations is as follows:

Year ended December 31—Millions of dollars	2004	2003	2002
Current:
Federal	$202	$36	$101
State and local	18	5	(6)
Foreign	73	76	109

	293	117	204
Deferred:
Federal	(119)	88	47
State and local	(4)	(1)	3
Foreign	39	24	(61)

	(84)	111	(11)

Total income tax expense	$209	$228	$193

Domestic and foreign earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2004	2003	2002
Domestic	$402	$473	$485
Foreign	214	179	10

Total earnings from continuing operations before taxes and other items	$616	$652	$495

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2004	2003	2002
Income tax expense computed at U.S. federal statutory rate	$217	$229	$173
State and local taxes, net of federal tax benefit	16	3	3
Tax effect of permanent differences	4	12	12
Foreign tax rate differential	8	5	7
Foreign dividends and subpart F income	3	20	7
Foreign tax credits	(53)	(41)	(19)
Foreign withholding taxes	10	22	13
Foreign government tax incentive	(2)	(4)	(15)
Expired foreign loss carryforwards	—	12	—
Deductible interest on capital	(7)	2	(8)
U.S. government tax incentives	(5)	(3)	(3)
Valuation allowances	6	(14)	36
Other items, including the impact of audit settlements, net	12	(15)	(13)

Income tax expense	$209	$228	$193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

December 31—Millions of dollars	2004	2003
Deferred tax liabilities
Property, plant and equipment	$224	$214
Financial services leveraged leases	61	43
Pensions	159	131
Software costs	7	17
Contingent liabilities	—	25
LIFO Inventory	18	23
Other	167	137

Total deferred tax liabilities	636	590
Deferred tax assets
Postretirement obligations	261	200
Restructuring costs	1	7
Product warranty accrual	22	23
Receivable and inventory allowances	68	58
Loss carryforwards	267	289
Employee payroll and benefits	76	61
Foreign tax credit carryforwards	54	15
Other	196	138

Total deferred tax assets	945	791
Valuation allowances for deferred tax assets	(94)	(88)

Deferred tax assets, net of valuation allowances	851	703

Net deferred tax assets	$215	$113

The Company has recorded valuation allowances to reflect the estimated amount of net operating loss and foreign tax credit carryforwards that may not be realized. At December 31, 2004, the Company has foreign net operating loss carryforwards of $845 million, $698 million of which do not expire with substantially all of the remaining $147 million expiring in various years through 2014. As of December 31, 2004, the Company had $54 million of foreign tax credit carryforwards available to offset future payments of federal income taxes, expiring in varying amounts between 2011 and 2014.

The valuation allowance of $94 million at December 31, 2004 is made up of $65 million of foreign net operating loss carryforwards and $29 million other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company is considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The repatriation provision is elective and is applicable to Whirlpool Corporation on foreign profit distributions received during calendar years 2004 and 2005. As of December 31, 2004, management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings which may be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repatriated subject to the provisions of the Act. As of December 31, 2004, Whirlpool Corporation could receive distributions in the range of $0 to $500 million under the repatriation provision. The related income tax effect from such repatriation is dependent upon a number of factors that are being analyzed, including the issuance of additional guidance from the U.S. Treasury Department. Accordingly, the income tax effect of such distributions cannot be reasonably estimated at this time. The Company will continue to analyze the effect of this provision and expects to complete this analysis before the end of 2005.

The Company has historically reinvested all of the unremitted earnings of its foreign subsidiaries and affiliates. As a result, the Company has not provided for U.S. deferred taxes on approximately $1.048 billion of cumulative unremitted earnings at December 31, 2004. Should the Company make a distribution from the unremitted earnings of its foreign subsidiaries and affiliates, it would be required to record additional U.S. deferred taxes. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings.

As of December 31, 2004, the Company was in various stages of audits by various governmental tax authorities. Whirlpool believes that adequate accruals have been provided for all years but recognizes the possibility of adjustments to recorded accruals or where no accrual has been established.

The Company paid income taxes of $277 million in 2004, $261 million in 2003 and $126 million in 2002.

(16) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its North American employees and certain European and Brazilian employees. The salaried employees receive defined benefits based on years of service and final average salary, while hourly employees receive benefits based on specific dollar amounts for each year of service.

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

The Company also has a postretirement health care benefit program for eligible retired U.S. employees. Eligible retirees are those who were full-time employees with 10 years of service who attained age 55 while in service with the Company. The health care plans are generally contributory with participants’ contributions adjusted annually. The postretirement health care plans include cost-sharing provisions that limit the Company’s exposure for recent and future retirees. The plans are unfunded. The Company has reserved the right to modify the benefits. In June 2003, the Company announced a modification to its U.S. retiree health care plans that affects future retirees, and is based on a Retiree Healthcare Savings Account (“RHSA”), where notional accounts will be established for eligible active U.S. paid employees. The notional account reflects each year of service beginning at age 40 and is designed to provide employees who retire from the Company after December 31, 2003 with notional funds to apply towards health care premiums. In June 2003, the Company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree health care plan. No significant postretirement medical benefits are provided by the Company to non-U.S. employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was required to remeasure the net periodic cost and funded status of one of its pension plans and the Whirlpool Corporation Retiree Medical Plan at February 29, 2004. The interest rate used for this remeasurement was 6%, the same as at year-end 2003.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act established a prescription drug benefit under Medicare, known as Part D, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Part D. At year-end 2003, the Company elected to defer recognition of the accounting effects of the Act, as permitted by FSP 106-1. However, the requirement to remeasure its Retiree Medical Plan caused the deferral to expire. The Company measured the effects of the Act following the guidance in FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Company believes that benefits provided to certain participants will be at least actuarially equivalent to Part D and, accordingly, the Company will be entitled to a subsidy. The Company adopted FSP 106-2 retroactively to the beginning of 2004. Accordingly, the Company has reflected the estimated federal subsidy under the Act as an actuarial gain as required by FSP 106-2 which reduced the existing unrecognized net loss. These changes caused the accumulated other postretirement benefit obligation to decrease by $104 million, and reduced the cost recognized by approximately $15 million for the year ended December 31, 2004.

Lump sum retirement distributions were made from the Company’s nonqualified pension plans in the third and fourth quarters of 2004 resulting in the recognition of settlement charges of $9.5 million. As a result of these settlements, the Company remeasured the nonqualified pension plans at July 1, 2004 using a discount rate of 6.25% and at December 31, 2004, using a discount rate of 5.85%.

The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. Company matching contributions for domestic hourly and certain other employees under the plan, based on the Company’s annual operating results and the level of individual participants’ contributions, amounted to $12 million, $15 million and $16 million in 2004, 2003 and 2002, respectively.

The Company uses a December 31 measurement date for the majority of its pension and other postretirement benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status December 31—Millions of dollars	U.S. Pension		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Fair value of plan assets	$1,672	$1,550	$112	$99	$—	$—
Benefit obligations	1,985	1,771	331	206	676	741

Funded status (plan assets less than benefit obligations)	(313)	(221)	(219)	(107)	(676)	(741)
Amounts not recognized:
Unrecognized transition obligation	—	—	—	—	1	—
Unrecognized net loss	479	412	35	20	237	297
Unrecognized prior service cost (benefit)	140	134	7	6	(61)	(45)

Prepaid (accrued) cost	$306	$325	$(177)	$(81)	$(499)	$(489)

	U.S. Pension		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Prepaid benefit cost	$329	$357	$—	$—	$—	$—
Accrued benefit cost	(163)	(110)	(204)	(103)	(499)	(489)
Intangible asset	48	27	4	6	—	—
Accumulated other comprehensive income	92	51	23	16	—	—

Prepaid (accrued) cost	$306	$325	$(177)	$(81)	$(499)	$(489)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,772 million and $1,611 million at December 31, 2004, and 2003, respectively. The accumulated benefit obligation for all foreign pension plans was $303 million and $196 million at December 31, 2004 and 2003, respectively.

At the end of 2004 and 2003, the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets (“FV”) for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

December 31—Millions of dollars End of Year	PBO Exceeds FV U.S. Pension		PBO Exceeds FV Foreign Pension		ABO Exceeds FV U.S. Pension		ABO Exceeds FV Foreign Pension
	2004	2003	2004	2003	2004	2003	2004	2003
PBO	$1,985	$1,517	$331	$185	$536	$237	$330	$151
ABO	1,772	1,356	303	170	524	225	302	142
FV	1,672	1,292	112	69	422	115	110	41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Benefit Obligation—Millions of dollars	U.S. Pension Benefits		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Benefit obligation as of January 1	$1,771	$1,503	$206	$172	$741	$655
Service cost	88	66	12	5	12	13
Interest cost	110	101	16	12	37	42
Plan amendments	25	21	1	1	(22)	(25)
Participant contributions	—	—	—	—	6	—
Actuarial (gain)/loss	88	169	10	4	(48)	92
Curtailments	—	—	—	—	—	(3)
Special termination benefits	—	3	—	(2)	—	—
Benefits paid	(97)	(92)	(22)	(9)	(50)	(44)
New plans	—	—	86	—	—	—
Foreign currency exchange rate	—	—	23	23	—	1
Settlements	—	—	(1)	—	—	—
Other	—	—	—	—	—	10

Benefit obligation as of December 31	$1,985	$1,771	$331	$206	$676	$741

Change in Plan Assets—Millions of dollars	U.S. Pension Benefits		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Fair value of plan assets as of January 1	$1,550	$1,190	$99	$81	$—	$—
Actual return on plan assets	170	285	5	9	—	—
Company contributions	31	167	21	6	44	44
Plan participant contributions	—	—	1	1	6	—
Settlements	18	—	(1)	—	—	—
Benefits paid	(97)	(92)	(22)	(9)	(50)	(44)
New plans	—	—	1	—	—	—
Foreign currency exchange rates	—	—	8	11	—	—

Fair value of plan assets as of December 31	$1,672	$1,550	$112	$99	$—	$—

Components of Net Periodic Benefit Cost— Millions of dollars	U.S. Pension Benefits			Foreign Pension			Other Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$88	$66	$56	$12	$5	$6	$12	$13	$14
Interest cost	110	101	95	16	12	11	37	42	41
Expected return on plan assets	(160)	(125)	(175)	(7)	(7)	(7)	—	—	—
Amortization of transition obligation (asset)	—	—	(1)	1	1	2	—	—	—
Amortization of prior service cost	19	16	14	—	—	—	(6)	(4)	(4)
Amortization of net (gain) loss	1	5	(22)	1	1	(1)	11	11	5

Net periodic cost	$58	$63	$(33)	$23	$12	$11	$54	$62	$56

Curtailments	—	—	—	—	—	(10)	—	(23)	—
Special termination benefits	—	3	—	—	—	(2)	—	—	—
Settlements	10	—	—	—	—	(3)	—	(1)	—

Total pension cost (credit)	$68	$66	$(33)	$23	$12	$(4)	$54	$38	$56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Pension		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Discount Rate	5.80%	6.00%	4.5%–11.3%	4.0%–11.3%	5.50%	6.00%
Rate of compensation increase	4.50%	4.50%	2.5%– 7.1%	2.5%– 7.1%	N/A	N/A
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	10.00%	11.00%
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	5.00%	5.00%
Year that ultimate rate is reached	N/A	N/A	N/A	N/A	2008	2008

Weighted-average assumptions used to determine net cost for year ended December 31	U.S. Pension			Foreign Pension
	2004	2003	2002	2004	2003	2002
Discount Rate	6.00%	6.75%	7.50%	5.0%–11.3%	5.5%–11.3%	5.5%–11.3%
Expected return on plan assets	8.75%	8.75%	10.00%	5.0%–11.3%	5.5%–11.3%	5.5%–11.3%
Rate of compensation increase	4.50%	4.50%	5.00%	2.5%– 8.15%	2.5%– 8.0%	2.5%– 8.0%
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	N/A	N/A
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	N/A	N/A
Year that the ultimate rate is reached	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for year ended December 31	Other Benefits
	2004	2003	2002
Discount Rate	6.00%	6.75% at 1/1/2003 5.75% at 6/1/2003 6.50% at 8/1/2003	7.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate assumed for next year	11.00%	9.50%/10.50%	8.50%/ 10.50%
Rate that the cost trend rate gradually declines to	5.00%	5.50%	6.00%
Year that the ultimate rate is reached	2008	2007	2007

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1926 through 2003 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted average return was rounded up to the nearest quarter of one percent.

For foreign pension plans, the expected rate of return on plan assets was determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligation	38	(39)

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

Whirlpool’s pension plan asset allocation at December 31, 2004 and 2003, and target allocation for 2005, by asset category are as follows:

	U.S. Pension			Foreign Pension
	Target Allocation 2005	Percentage of Plan Assets at December 31		Target Allocation 2005	Percentage of Plan Assets at December 31
Asset Category		2004	2003		2004	2003
Equity securities	70%	70%	72%	42%	43%	43%
Debt securities	30	30	28	57	55	52
Other	—	—	—	1	2	5

Total	100%	100%	100%	100%	100%	100%

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

Employer Contributions—Millions of dollars	U.S. Pension	Foreign Pension	Other Benefits
2005 (expected)	$30	$13	$55

The $30 million expected to be contributed to the U.S. pension plans during 2005 represents the sum of $2 million of expected benefit payments from corporate cash for the unfunded pension plans and $28 million of expected voluntary contributions to its funded pension plans. The Company expects no minimum required contributions to its funded pension plans in 2005.

The $55 million expected to be contributed to fund the other postretirement benefit plans during 2005 represents expected benefit payments from corporate cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions by participants to the other postretirement benefit plans were $6 million and $4 million for the years ending December 31, 2004 and 2003, respectively.

The payments from the majority of U.S. pensions plans and certain foreign pension plans come from a trust which the Company funds from time to time. The following table summarizes expected employer benefit payments from the respective pension and other benefits plans.

Employer Benefit Payments—Millions of dollars	U.S. Pension	Foreign Pension	Other Benefits (Gross)	Other Benefits – Part D Subsidy
2005	$92	$16	$60	$—
2006	98	16	66	5
2007	106	18	71	6
2008	115	22	76	6
2009	123	23	79	7
2010 – 2014	738	166	464	41

Changes Subsequent to the Measurement Date

In January 2005, the Company amended the Whirlpool Employees Pension Plan. The effect of this amendment, which is not included in the amounts disclosed above, will be to reduce the projected benefit obligation (“PBO”) by approximately $80 million. The accumulated benefit obligation (“ABO”) will not be affected by the amendment.

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

Sales activity with Sears, Roebuck and Co., a North American major home appliance retailer, represented 17%, 18% and 21% of consolidated net sales in 2004, 2003 and 2002, respectively. Related receivables were 19%, 22% and 23% of consolidated trade receivables as of December 31, 2004, 2003 and 2002, respectively.

The Company conducts business in two countries that individually comprised over 10% of consolidated net sales and/or total assets within the last three years. The United States represented 56%, 57% and 59%, of net sales for 2004, 2003 and 2002, respectively, while Brazil totaled 6%, 6% and 8% for 2004, 2003 and 2002, respectively. As a percentage of total assets, the United States accounted for 39%, 41% and 40% at the end of 2004, 2003 and 2002, respectively. Brazil accounted for 12%, 11% and 11% of total assets at the end of 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based upon operating income excluding one-time charges. In 2004 and 2003, these one-time charges consisted of primarily restructuring and other related charges. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2004 year-to-date amounts, the operating segments recorded total restructuring and related charges (See Note 13) as follows: North America—$8 million, Europe—$8 million, Latin America—$6 million, Asia—$0 million and Corporate—$0 million, for a total of $22 million. For 2003 year-to-date amounts, the operating segments recorded total restructuring and related charges (See Note 13) as follows: North America—$7 million, Europe—$6 million, Latin America—$0 million, Asia—$1 million and Corporate—$0 million, for a total of $14 million. In 2002, the operating segments recorded total restructuring and related charges as follows: North America—$43 million, Europe—$79 million, Latin America—$24 million, Asia—$11 million and Corporate—$4 million, for a total of $161 million. Also included in Other/Eliminations during 2002 is $9 million of product recall related charges associated with the 2001 microwave hood combination product recall, which was excluded from the segment performance by the Company’s chief operating decision maker (See Note 14) and $9 million in goodwill impairment charges (See Note 4).

	GEOGRAPHIC SEGMENTS
Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2004	$8,254	$3,062	$1,674	$382	$(152)	$13,220
2003	$7,875	$2,691	$1,350	$416	$(156)	$12,176
2002	$7,306	$2,199	$1,266	$391	$(146)	$11,016

Intersegment sales
2004	$46	$458	$148	$163	$(815)	$—
2003	$46	$359	$153	$126	$(684)	$—
2002	$62	$171	$137	$56	$(426)	$—

Depreciation and amortization
2004	$214	$104	$95	$16	$16	$445
2003	$217	$92	$83	$15	$20	$427
2002	$197	$83	$80	$16	$29	$405

Operating profit (loss)
2004	$778	$166	$65	$(25)	$(226)	$758
2003	$810	$124	$89	$7	$(200)	$830
2002	$830	$81	$107	$14	$(340)	$692

Total assets
2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181
2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361
2002	$2,913	$2,015	$1,054	$516	$133	$6,631

Capital expenditures
2004	$261	$129	$91	$18	$12	$511
2003	$185	$111	$96	$16	$15	$423
2002	$165	$103	$112	$15	$35	$430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2004:
Net sales	$3,632	$3,318	$3,264	$3,007
Cost of products sold	2,895	2,604	2,539	2,320
Net earnings	97	101	106	101
Per share of common stock:
Basic net earnings	$1.46	$1.53	$1.56	$1.47

Diluted net earnings	$1.44	$1.50	$1.53	$1.43
Dividends	$0.43	$0.43	$0.43	$0.43

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2003:
Net sales	$3,359	$3,113	$2,988	$2,716
Cost of products sold	2,579	2,418	2,332	2,094
Net earnings	124	105	94	91
Per share of common stock:
Basic net earnings	$1.82	$1.51	$1.37	$1.33

Diluted net earnings	$1.76	$1.48	$1.35	$1.32
Dividends	$0.34	$0.34	$0.34	$0.34

ELEVEN-YEAR CONSOLIDATED STATISTICAL REVIEW

Millions of dollars except share and employee data
Consolidated Operations	2004		2003		2002
Net sales	$13,220		$12,176		$11,016
Operating profit(1)	$758		$830		$692
Earnings (loss) from continuing operations before income taxes and other items	$616		$652		$495
Earnings (loss) from continuing operations	$406		$414		$262
Earnings (loss) from discontinued operations(2)	$—		$—		$(43)
Net earnings (loss)(3)	$406		$414		$(394)
Net capital expenditures	$511		$423		$430
Depreciation	$443		$423		$391
Dividends	$116		$94		$91

Consolidated Financial Position
Current assets	$4,514		$3,865		$3,327
Current liabilities	$3,985		$3,589		$3,505
Working capital	$529		$276		$(178)
Property, plant and equipment—net	$2,583		$2,456		$2,338
Total assets	$8,181		$7,361		$6,631
Long-term debt	$1,160		$1,134		$1,092
Stockholders’ equity	$1,606		$1,301		$739

Per Share Data
Basic earnings (loss) from continuing operations before accounting change	$6.02		$6.03		$3.86
Diluted earnings (loss) from continuing operations before accounting change	$5.90		$5.91		$3.78
Diluted net earnings (loss)(3)	$5.90		$5.91		$(5.68)
Dividends	$1.72		$1.36		$1.36
Book value	$23.31		$18.56		$10.67
Closing Stock Price—NYSE	$69.21		$72.65		$52.22

Key Ratios(4)
Operating profit margin	5.7%		6.8%		6.3%
Pre-tax margin(5)	4.7%		5.4%		4.5%
Net margin(6)	3.1%		3.4%		2.4%
Return on average stockholders’ equity(7)	30.3%		42.9%		(26.5)%
Return on average total assets(8)	5.2%		5.9%		(5.8)%
Current assets to current liabilities	1.1	x	1.1	x	0.9	x
Total debt-appliance business as a percent of invested capital(9)	45.7%		50.9%		65.1%
Price earnings ratio	11.7	x	12.3	x	(9.2	)x
Interest coverage(10)	5.8	x	5.7	x	(0.4	)x

Other Data
Number of common shares outstanding (in thousands):
Average—on a diluted basis	68,902		70,082		69,267
Year-end	66,604		68,931		68,226
Number of stockholders (year-end)	7,826		8,178		8,556
Number of employees (year-end)	68,125		68,407		68,272
Total return to shareholders (five year annualized)(11)	3.7%		8.1%		1.4%

(1)	Restructuring and special operating charges were $22 million in 2004, $14 million in 2003, $161 million in 2002, $212 million in 2001, $405 million in 1997, $30 million in 1996, and $250 million in 1994.
(2)	The company’s financial services business was discontinued in 1997.
(3)	Includes cumulative effect of accounting changes: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $(613) million or $(8.84) per diluted share; 2001—Accounting for derivative instruments and hedging activities of $8 million or $0.12 per diluted share; 1993—Accounting for postretirement benefits other than pensions of ($180) million or ($2.42) per diluted share.
(4)	Key ratios include charges for restructuring and related charges, as well as other non-recurring items, which increased (decreased) operating profit, earnings before tax and net earnings in the following years: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $0, $0, and $(613) million, restructuring and related charges $(161) million, $(161) million and $(121) million, discontinued operations and accounting changes of $(19) million, $(19) million

2001	2000	1999	1998	1997	1996	1995	1994
$10,343	$10,325	$10,511	$10,323	$8,617	$8,523	$8,163	$7,949
$306	$807	$875	$688	$11	$278	$366	$370
$93	$577	$514	$564	$(171)	$100	$214	$269
$34	$367	$347	$310	$(46)	$141	$195	$147
$(21)	$—	$—	$15	$31	$15	$14	$11
$21	$367	$347	$325	$(15)	$156	$209	$158
$378	$375	$437	$542	$378	$336	$483	$418
$368	$371	$386	$399	$322	$318	$282	$246
$113	$70	$103	$102	$102	$101	$100	$90

$3,311	$3,237	$3,177	$3,882	$4,281	$3,812	$3,541	$3,078
$3,102	$3,303	$2,892	$3,267	$3,676	$4,022	$3,829	$2,988
$209	$(66)	$285	$615	$605	$(210)	$(288)	$90
$2,052	$2,134	$2,178	$2,418	$2,375	$1,798	$1,779	$1,440
$6,967	$6,902	$6,826	$7,935	$8,270	$8,015	$7,800	$6,655
$1,295	$795	$714	$1,087	$1,074	$955	$983	$885
$1,458	$1,684	$1,867	$2,001	$1,771	$1,926	$1,877	$1,723

$0.51	$5.24	$4.61	$4.09	$(0.62)	$1.90	$2.64	$1.98
$0.50	$5.20	$4.56	$4.06	$(0.62)	$1.88	$2.60	$1.95
$0.31	$5.20	$4.56	$4.25	$(0.20)	$2.08	$2.78	$2.10
$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.22
$21.44	$23.84	$24.55	$26.16	$23.71	$25.93	$25.40	$23.21
$73.33	$47.69	$65.06	$55.38	$55.00	$46.63	$53.25	$50.25

3.0%	7.8%	8.3%	6.7%	0.1%	3.3%	4.5%	4.7%
0.9%	5.6%	4.9%	5.5%	(2.0)%	1.2%	2.6%	3.4%
0.3%	3.6%	3.3%	3.0%	(0.5)%	1.7%	2.4%	1.8%
1.3%	20.7%	17.9%	17.2%	(0.8)%	8.2%	11.6%	9.5%
0.3%	5.4%	4.7%	4.0%	(0.2)%	2.0%	2.9%	2.5%
1.1	x	1.0	x	1.1	x	1.2	x	1.2	x	0.9	x	0.9	x	1.0	x
48.0%	49.4%	37.7%	43.5%	46.1%	44.2%	45.2%	35.6%
236.5	x	9.2	x	14.3	x	13.0	x	—	22.4	x	19.2	x	23.9	x
1.4	x	4.1	x	4.3	x	3.1	x	0.9x	2.5	x	3.4	x	4.2	x

68,036	70,637	76,044	76,507	74,697	77,178	76,812	77,588
67,215	66,265	74,463	76,089	75,262	74,415	74,081	73,845
8,840	11,780	12,531	13,584	10,171	11,033	11,686	11,821
61,923	62,527	62,706	59,885	62,419	49,254	46,546	39,671
12.2%	0.3%	7.9%	(1.2)%	6.8%	6.3%	20.8%	12.0%

and $(57) million, and a minority investment write-off in a European business of $0, $0 and $(22) million; 2001—Restructuring and related charges of $(212) million, $(212) million and $(156) million, product recalls of $(295) million, $(295) million and $(181) million, and discontinued operations and accounting changes of $0, $0 and $(13) million; 1999—Brazil devaluation of $0, $(158) million and $(60) million; 1998—Gain from discontinued operations of $0, $0 and $15 million; 1997—Restructuring and related charges of $(396) million, $(401) million and $(252) million.
(5)	Earnings from continuing operations before income taxes and other items, as a percent of sales.
(6)	Earnings from continuing operations, as a percent of sales.
(7)	Net earnings (loss), divided by average stockholders’ equity.
(8)	Net earnings (loss), divided by average total assets.
(9)	Debt divided by debt, stockholders’ equity and minority interests.
(10)	Ratio of earnings before interest and income tax expense to interest expense.
(11)	Stock appreciation plus reinvested dividends.

Report by Management on the Consolidated Financial Statements

The management of Whirlpool Corporation has prepared the accompanying financial statements. The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report, based upon their audits, expresses the opinion that these financial statements present fairly the consolidated financial position, results of operations and cash flows of Whirlpool and its subsidiaries in accordance with accounting principles generally accepted in the United States. Their audits are conducted in conformity with the auditing standards of the Public Company Accounting Oversight Board (United States).

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

The audit committee of the Board of Directors of the Company is composed of six independent directors who, in the opinion of the board, meet the relevant financial experience, literacy, and expertise requirements. The audit committee provides independent and objective oversight of the Company’s accounting functions and internal controls and monitors (1) the objectivity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent registered public accounting firm. In performing these functions, the committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and the independent registered public accounting firm, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to monitor the adequacy of financial disclosure. The Committee also has the responsibility to retain and terminate the Company’s independent registered public accounting firm and exercise the committee’s sole authority to review and approve all audit engagement fees and terms and preapprove the nature, extent, and cost of all non-audit services provided by the independent registered public accounting firm.

/s/ ROY W. TEMPLIN

Roy W. Templin
Executive Vice President and Chief Financial Officer
March 4, 2005

Management’s Report on Internal Control Over Financial Reporting

The management of Whirlpool Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Whirlpool’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Whirlpool assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Whirlpool Corporation’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-57.

/s/ JEFF M. FETTIG	/s/ ROY W. TEMPLIN

Jeff M. Fettig	Roy W. Templin
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 4, 2005	March 4, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whirlpool Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Chicago, Illinois
February 25, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Whirlpool Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Whirlpool Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2004, 2003, and 2002

(Millions of dollars)

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions— Describe	Balance at End of Period
Year Ended December 31, 2004:
Allowances for doubtful accounts—trade receivables	$113	$17	$—	$23—A	$107

Year Ended December 31, 2003:
Allowances for doubtful accounts—trade receivables	$94	$34	$—	$15—A	$113

Year Ended December 31, 2002:
Allowances for doubtful accounts—trade receivables	$93	$27	$—	$26—A	$94

Note A—The amounts represent accounts charged off, less recoveries of $0 million in 2004, $1 million in 2003, and $1 million in 2002, translation adjustments and transfers.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2004

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

Amended and Restated Long-Term Credit Agreement dated as of May 28, 2004 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A. as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, as Syndication Agent, ABN AMRO Bank N.V., ING Bank N.V. and The Royal Bank of Scotland PLC, as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004] [File No. 1-3932]

10(iii)(b)

Whirlpool Corporation Nonemployee Director Stock Ownership Plan (as amended February 16, 1999, effective April 20, 1999).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

10(iii)(c)

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

10(iii)(d)

Whirlpool Corporation Nonemployee Director Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 4(d) to the Company’s Registration Statement on Form S-8 filed on November 20, 2001] [File No. 333-73726]

10(iii)(e)

Nonemployee director compensation arrangement (effective January 1, 2005).(Z) [Incorporated by reference from Item 1.01(i) – Entry into a Material Definitive Agreement, of the Company’s Form 8-K filed on December 22, 2004] [File No. 1-3932]

10(iii)(f)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(g)

Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (effective January 1, 2005).(Z) [Incorporated by reference from Item 1.01(ii) – Entry into a Material Definitive Agreement, of the Company’s Form 8-K filed on December 22, 2004] [File No. 1-3932]

E-1

Number and Description of Exhibit

10(iii)(h)

Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

10(iii)(i)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(j)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(k)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2000 annual meeting of stockholders] [File No. 1-3932]

10(iii)(l)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2002 annual meeting of stockholders] [File No. 1-3932]

10(iii)(m)

Administrative Guidelines for the Whirlpool Corporation Restricted Stock Value Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(n)

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

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04).(Z) [Incorporated by reference from Item 9.01(i) – Financial Statements and Exhibits, of the Company’s Form 8-K filed on January 25, 2005] [File No. 1-3932]

10(iii)(q)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]

10(iii)(r)

Form of Whirlpool Corporation Strategic Excellence Program award grant document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04)(Z) [Incorporated by reference from Item 9.01(ii) – Financial Statements and Exhibits, of the Company’s Form 8-K Filed on January 25, 2005] [File No. 1-3932]

10(iii)(s)

Form of Agreement providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Item 5 – Other Events to the Company’s Form 8-K dated April 26, 2000] [File No. 1-3932]

10(iii)(t)

Whirlpool Performance Excellence Plan (as amended January 1, 1992, January 1, 1994, January 1, 1999 and January 1, 2004).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2004 annual meeting of stockholders] [File No. 1-3932]

E-2

Number and Description of Exhibit

10(iii)(u)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(v)

Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

10(iii)(w)

Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 10(iii)(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]

10(iii)(x)	Employment Agreement with Paulo F.M.O. Periquito.(Z) [Incorporated by reference from Part II Other Information, Item 6 to the Company’s Form 10-Q for the period ended March 31, 1998] [File No. 1-3932]

10(iii)(y)

Summary of retirement agreement with David R. Whitwam as Chairman and Chief Executive Officer of the registrant on June 30, 2004. [Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004] [File No. 1-3932]

10(iii)(z)

Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2002).(Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002] [File No. 1-3932]

10(iii)(aa)

Whirlpool Supplemental Executive Retirement Plan (as amended and restated effective December 31, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

11	Computation of Earnings Per Share

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23.1	Consent of Independent Registered Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-3