Form 10-K/A
period 2004-12-31
WHIRLPOOL CORP /DE/
filed 2005-03-16
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes ☒   No  ☐

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,426,519,684.

On February 22, 2005, the registrant had 66,855,693 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2005 annual meeting of stockholders (SEC File No. 1-3932) (the “Proxy Statement”)	Part III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2005, is being filed to amend the “Financial Supplement to 2004 Annual Report on Form 10-K, and to 2005 Proxy Statement” responsive to Item 8 as follows:

•	Subsequent to the independent registered public accounting firm’s February 25, 2005 completion of the audits of the financial statements and internal control over financial reporting, management of the Company revised the date of its assessment of internal control to March 4, 2005. The accounting firm accordingly has updated its review of subsequent events and revised the dating of its reports to March 4, 2005 on its audits of both the financial statements and internal control over financial reporting. Accordingly, included are:

•	a revised Report of Independent Registered Public Accounting Firm relating to our consolidated financial statements; and

•	a revised Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting.

As a result of these amendments, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a revised Consent of Independent Registered Public Accounting Firm dated March 11, 2005 to cover both the audit report relating to our consolidated financial statements and the audit report relating to our internal control over financial reporting dated March 4, 2005 is being filed. Accordingly, the “Exhibit Index” attached to this Form 10-K/A is being updated to reflect the consent and new certifications described above.

Except for the amendments described above, this Form 10-K/A does not modify or update our previously reported financial statements and other financial disclosures in, or exhibits to, the Original Filing. For convenience and ease of reference, we are filing the entire “Financial Supplement to 2004 Annual Report on Form 10-K, and to 2005 Proxy Statement.”

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By:	/S/ TED A. DOSCH
Ted A. Dosch (Principal Accounting Officer) Vice President and Controller

March 16, 2005

3

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

NET SALES

The total number of units sold in 2004 increased 4.9% over 2003. Consolidated net sales increased 8.6% over 2003, which includes a positive impact from currency fluctuations. Excluding currency, net sales increased approximately 6%. Total number of units sold in 2003 increased 5.6% over 2002. Consolidated net sales increased 10.5% over 2002, which includes a positive impact from currency fluctuations. Excluding currency fluctuations and the acquisitions of Vitromatic (“Whirlpool Mexico”) and Polar, as described in Note 4 to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Consolidated Financial Statements, the total number of units and dollars sold increased approximately 4% and 5%, respectively. The tables below provide the breakdown of units and sales by region.

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

•

Strong demand for appliances in Latin America during 2004 resulted in a 14.9% increase in unit volumes versus 2003. Economic conditions within Brazil were strong during 2004 driven by GDP expansion, lower unemployment and positive real wage growth. Sales increased 24% in the region during 2004, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

were up approximately 20% excluding currency, due to market share gains, strong volume, price increases and favorable product mix. During 2003, appliance unit volumes in Latin America declined 2.7% versus 2002 due primarily to the weak economic environment in the region. Overall industry demand in Brazil declined by 11% for the year. In 2003, the region’s sales increased 6.7% and increased approximately 9% excluding currency impact when compared to 2002, mainly the result of price increases necessitated by higher material costs.

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

Significant regional trends were as follows:

•

North American gross margin decreased 70 basis points compared to 2003 primarily due to elevated material costs for steel and resins. In addition, the market continued to experience competitive pricing during 2004. Margin declines were partially offset by higher volume, productivity improvements and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

some price increases. The decline in 2003 versus 2002 was due to increased pension and medical expense partially offset by productivity improvements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

FORWARD-LOOKING PERSPECTIVE

During 2004, the Company incurred approximately $300 million of higher material and oil related costs. The Company expects higher material costs, primarily within North and Latin America, of $500 to $550 million during 2005, primarily due to higher prices for steel and resins. To address this challenging environment, the Company has implemented global price increases of approximately 5-to-10%, effective January 2005, in most key markets around the world. The Company has also initiated actions to drive record levels of controllable productivity, leverage its global operating platform, reduce non-product related spending and accelerate the rate of new product innovation to the market. The full effect of these cost increases will be reflected in the Company’s cost structure from the start of 2005, while benefits of both price increases and productivity improvements will build throughout the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

The Company’s 2004 cash provided by operating activities benefited from lower after-tax pension contributions of approximately $62 million and lower restructuring spending of approximately $56 million. Cash flow was negatively impacted by higher working capital requirements of about $70 million, driven largely by material cost increases and higher inventory levels to support higher volumes and increased trans-regional shipments. The Company’s 2003 cash provided by operating activities benefited from higher earnings, primarily within our European and North American business segments, as well as continued improvement in working capital management. Cash flow was negatively impacted by a voluntary after-tax pension contribution to the Company’s U.S. pension plans of $97 million. In comparison, after-tax U.S. pension contributions made during 2002 were $5 million. The 2003 results were also negatively impacted by restructuring spending, primarily related to 2002 projects, as well as the timing of promotional payments. Combined, these negative 2003 cash outflows were essentially offset by the absence of $239 million in product recall spending which occurred during 2002. Cash provided by operating activities was also negatively impacted in 2002 by a one-time tax payment of $86 million on a cross-currency interest rate swap gain, which occurred during 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

Befiex Credits

As discussed above, prior to 2004, the Company’s Brazilian subsidiaries had been recognizing benefits under the Brazilian government’s export incentive program (“Befiex”) as an offset against Brazilian federal excise tax on domestic sales. Since the initial granting of these credits in 1996, it has been the Company’s policy

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

to recognize these credits as they have been monetized. There have, however, been ongoing legal proceedings relating to this program and it is presently under review within the Brazilian court system. The Company has chosen not to recognize any of our remaining credits of approximately $316 million under the program until the Brazilian courts have confirmed the method used to calculate those remaining credits.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are: (1) the cost of raw materials and components, especially steel and the impact of rising oil prices; (2) the financial impact of the Company’s announced price increases will be dependent upon such factors as the strength of the Company’s brands in the market place, the strength of consumer demand for the Company’s products, and other factors outside of the Company’s control such as the general economic conditions prevailing at the time the new pricing goes into effect; (3) rising worldwide transportation costs due to record oil prices, capacity constraints, and other factors; (4) the ability to gain or maintain market share in an intensely competitive global market; (5) the success of the Company’s global strategy to develop brand differentiation and brand loyalty; (6) the Company’s global operating platform initiatives; (7) the success of the Latin American business operating in challenging and volatile environments; (8) continuation of the Company’s strong relationship with Sears, Roebuck and Co. (anticipated to merge with Kmart Holdings to form Sears Holdings Corporation) in North America, which accounted for approximately 17% of consolidated net sales of $13 billion in 2004; (9) currency exchange rate fluctuations; (10) social, economic,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of stock options used to compute pro forma net earnings and diluted net earnings per share disclosures, as presented in Note 1, is the estimated present value at grant date using the Black-Scholes option-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model with the following assumptions for 2004, 2003 and 2002: expected volatility of 28.7%, 31.7% and 33.8%; dividend yield of 2.6%, 2.2% and 2.2%; risk-free interest rate of 3.6%, 3.2% and 2.7%, and a weighted-average expected option life of five years for all three years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the end of 2004 and 2003, the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets (“FV”) for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

December 31—Millions of dollars End of Year	PBO Exceeds FV U.S. Pension		PBO Exceeds FV Foreign Pension		ABO Exceeds FV U.S. Pension		ABO Exceeds FV Foreign Pension
	2004	2003	2004	2003	2004	2003	2004	2003
PBO	$1,985	$1,517	$331	$185	$536	$237	$330	$151
ABO	1,772	1,356	303	170	524	225	302	142
FV	1,672	1,292	112	69	422	115	110	41

Change in Benefit Obligation—Millions of dollars	U.S. Pension Benefits		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Benefit obligation as of January 1	$1,771	$1,503	$206	$172	$741	$655
Service cost	88	66	12	5	12	13
Interest cost	110	101	16	12	37	42
Plan amendments	25	21	1	1	(22)	(25)
Participant contributions	—	—	—	—	6	—
Actuarial (gain)/loss	88	169	10	4	(48)	92
Curtailments	—	—	—	—	—	(3)
Special termination benefits	—	3	—	(2)	—	—
Benefits paid	(97)	(92)	(22)	(9)	(50)	(44)
New plans	—	—	86	—	—	—
Foreign currency exchange rate	—	—	23	23	—	1
Settlements	—	—	(1)	—	—	—
Other	—	—	—	—	—	10

Benefit obligation as of December 31	$1,985	$1,771	$331	$206	$676	$741

Change in Plan Assets—Millions of dollars	U.S. Pension Benefits		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Fair value of plan assets as of January 1	$1,550	$1,190	$99	$81	$—	$—
Actual return on plan assets	170	285	5	9	—	—
Company contributions	31	167	21	6	44	44
Plan participant contributions	—	—	1	1	6	—
Settlements	18	—	(1)	—	—	—
Benefits paid	(97)	(92)	(22)	(9)	(50)	(44)
New plans	—	—	1	—	—	—
Foreign currency exchange rates	—	—	8	11	—	—

Fair value of plan assets as of December 31	$1,672	$1,550	$112	$99	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Net Periodic Benefit Cost—Millions of dollars	U.S. Pension Benefits			Foreign Pension			Other Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$88	$66	$56	$12	$5	$6	$12	$13	$14
Interest cost	110	101	95	16	12	11	37	42	41
Expected return on plan assets	(160)	(125)	(175)	(7)	(7)	(7)	—	—	—
Amortization of transition obligation (asset)	—	—	(1)	1	1	2	—	—	—
Amortization of prior service cost	19	16	14	—	—	—	(6)	(4)	(4)
Amortization of net (gain) loss	1	5	(22)	1	1	(1)	11	11	5

Net periodic cost	$58	$63	$(33)	$23	$12	$11	$54	$62	$56

Curtailments	—	—	—	—	—	(10)	—	(23)	—
Special termination benefits	—	3	—	—	—	(2)	—	—	—
Settlements	10	—	—	—	—	(3)	—	(1)	—

Total pension cost (credit)	$68	$66	$(33)	$23	$12	$(4)	$54	$38	$56

Additional Information

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Pension		Foreign Pension		Other Benefits
	2004	2003	2004	2003	2004	2003
Discount Rate	5.80%	6.00%	4.5%–11.3%	4.0%–11.3%	5.50%	6.00%
Rate of compensation increase	4.50%	4.50%	2.5%– 7.1%	2.5%– 7.1%	N/A	N/A
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	10.00%	11.00%
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	5.00%	5.00%
Year that ultimate rate is reached	N/A	N/A	N/A	N/A	2008	2008

Weighted-average assumptions used to determine net cost for year ended December 31	U.S. Pension			Foreign Pension
	2004	2003	2002	2004	2003	2002
Discount Rate	6.00%	6.75%	7.50%	5.0%–11.3%	5.5%–11.3%	5.5%–11.3%
Expected return on plan assets	8.75%	8.75%	10.00%	5.0%–11.3%	5.5%–11.3%	5.5%–11.3%
Rate of compensation increase	4.50%	4.50%	5.00%	2.5%– 8.15%	2.5%– 8.0%	2.5%– 8.0%
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	N/A	N/A
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	N/A	N/A
Year that the ultimate rate is reached	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for year ended December 31	Other Benefits
	2004	2003	2002
Discount Rate	6.00%	6.75% at 1/1/2003 5.75% at 6/1/2003 6.50% at 8/1/2003	7.50%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend rate assumed for next year	11.00%	9.50%/10.50%	8.50%/ 10.50%
Rate that the cost trend rate gradually declines to	5.00%	5.50%	6.00%
Year that the ultimate rate is reached	2008	2007	2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	GEOGRAPHIC SEGMENTS
Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2004	$8,254	$3,062	$1,674	$382	$(152)	$13,220
2003	$7,875	$2,691	$1,350	$416	$(156)	$12,176
2002	$7,306	$2,199	$1,266	$391	$(146)	$11,016

Intersegment sales
2004	$46	$458	$148	$163	$(815)	$—
2003	$46	$359	$153	$126	$(684)	$—
2002	$62	$171	$137	$56	$(426)	$—

Depreciation and amortization
2004	$214	$104	$95	$16	$16	$445
2003	$217	$92	$83	$15	$20	$427
2002	$197	$83	$80	$16	$29	$405

Operating profit (loss)
2004	$778	$166	$65	$(25)	$(226)	$758
2003	$810	$124	$89	$7	$(200)	$830
2002	$830	$81	$107	$14	$(340)	$692

Total assets
2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181
2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361
2002	$2,913	$2,015	$1,054	$516	$133	$6,631

Capital expenditures
2004	$261	$129	$91	$18	$12	$511
2003	$185	$111	$96	$16	$15	$423
2002	$165	$103	$112	$15	$35	$430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2004:
Net sales	$3,632	$3,318	$3,264	$3,007
Cost of products sold	2,895	2,604	2,539	2,320
Net earnings	97	101	106	101
Per share of common stock:
Basic net earnings	$1.46	$1.53	$1.56	$1.47

Diluted net earnings	$1.44	$1.50	$1.53	$1.43
Dividends	$0.43	$0.43	$0.43	$0.43

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2003:
Net sales	$3,359	$3,113	$2,988	$2,716
Cost of products sold	2,579	2,418	2,332	2,094
Net earnings	124	105	94	91
Per share of common stock:
Basic net earnings	$1.82	$1.51	$1.37	$1.33

Diluted net earnings	$1.76	$1.48	$1.35	$1.32
Dividends	$0.34	$0.34	$0.34	$0.34

ELEVEN-YEAR CONSOLIDATED STATISTICAL REVIEW

Millions of dollars except share and employee data
Consolidated Operations	2004		2003		2002
Net sales	$13,220		$12,176		$11,016
Operating profit(1)	$758		$830		$692
Earnings (loss) from continuing operations before income taxes and other items	$616		$652		$495
Earnings (loss) from continuing operations	$406		$414		$262
Earnings (loss) from discontinued operations(2)	$—		$—		$(43)
Net earnings (loss)(3)	$406		$414		$(394)
Net capital expenditures	$511		$423		$430
Depreciation	$443		$423		$391
Dividends	$116		$94		$91

Consolidated Financial Position
Current assets	$4,514		$3,865		$3,327
Current liabilities	$3,985		$3,589		$3,505
Working capital	$529		$276		$(178)
Property, plant and equipment—net	$2,583		$2,456		$2,338
Total assets	$8,181		$7,361		$6,631
Long-term debt	$1,160		$1,134		$1,092
Stockholders’ equity	$1,606		$1,301		$739

Per Share Data
Basic earnings (loss) from continuing operations before accounting change	$6.02		$6.03		$3.86
Diluted earnings (loss) from continuing operations before accounting change	$5.90		$5.91		$3.78
Diluted net earnings (loss)(3)	$5.90		$5.91		$(5.68)
Dividends	$1.72		$1.36		$1.36
Book value	$23.31		$18.56		$10.67
Closing Stock Price—NYSE	$69.21		$72.65		$52.22

Key Ratios(4)
Operating profit margin	5.7%		6.8%		6.3%
Pre-tax margin(5)	4.7%		5.4%		4.5%
Net margin(6)	3.1%		3.4%		2.4%
Return on average stockholders’ equity(7)	30.3%		42.9%		(26.5)%
Return on average total assets(8)	5.2%		5.9%		(5.8)%
Current assets to current liabilities	1.1	x	1.1	x	0.9	x
Total debt-appliance business as a percent of invested capital(9)	45.7%		50.9%		65.1%
Price earnings ratio	11.7	x	12.3	x	(9.2	)x
Interest coverage(10)	5.8	x	5.7	x	(0.4	)x

Other Data
Number of common shares outstanding (in thousands):
Average—on a diluted basis	68,902		70,082		69,267
Year-end	66,604		68,931		68,226
Number of stockholders (year-end)	7,826		8,178		8,556
Number of employees (year-end)	68,125		68,407		68,272
Total return to shareholders (five year annualized)(11)	3.7%		8.1%		1.4%

(1)	Restructuring and special operating charges were $22 million in 2004, $14 million in 2003, $161 million in 2002, $212 million in 2001, $405 million in 1997, $30 million in 1996, and $250 million in 1994.
(2)	The company’s financial services business was discontinued in 1997.
(3)	Includes cumulative effect of accounting changes: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $(613) million or $(8.84) per diluted share; 2001—Accounting for derivative instruments and hedging activities of $8 million or $0.12 per diluted share; 1993—Accounting for postretirement benefits other than pensions of $(180) million or $(2.42) per diluted share.
(4)	Key ratios include charges for restructuring and related charges, as well as other non-recurring items, which increased (decreased) operating profit, earnings before tax and net earnings in the following years: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $0, $0, and $(613) million, restructuring and related charges $(161) million, $(161) million and $(121) million, discontinued operations and accounting changes of $(19) million, $(19) million and $(57) million, and a minority investment write-off in a European business of $0, $0 and $(22) million; 2001—Restructuring and related charges of $(212) million, $(212) million and $(156) million, product recalls of $(295) million, $(295) million and $(181) million, and discontinued operations and accounting changes of $0, $0 and $(13) million; 1999—Brazil devaluation of $0, $(158) million and $(60) million; 1998—Gain from discontinued operations of $0, $0 and $15 million; 1997—Restructuring and related charges of $(396) million, $(401) million and $(252) million.
(5)	Earnings from continuing operations before income taxes and other items, as a percent of sales.
(6)	Earnings from continuing operations, as a percent of sales.

2001	2000	1999	1998	1997	1996	1995	1994
$10,343	$10,325	$10,511	$10,323	$8,617	$8,523	$8,163	$7,949
$306	$807	$875	$688	$11	$278	$366	$370
$93	$577	$514	$564	$(171)	$100	$214	$269
$34	$367	$347	$310	$(46)	$141	$195	$147
$(21)	$—	$—	$15	$31	$15	$14	$11
$21	$367	$347	$325	$(15)	$156	$209	$158
$378	$375	$437	$542	$378	$336	$483	$418
$368	$371	$386	$399	$322	$318	$282	$246
$113	$70	$103	$102	$102	$101	$100	$90

$3,311	$3,237	$3,177	$3,882	$4,281	$3,812	$3,541	$3,078
$3,102	$3,303	$2,892	$3,267	$3,676	$4,022	$3,829	$2,988
$209	$(66)	$285	$615	$605	$(210)	$(288)	$90
$2,052	$2,134	$2,178	$2,418	$2,375	$1,798	$1,779	$1,440
$6,967	$6,902	$6,826	$7,935	$8,270	$8,015	$7,800	$6,655
$1,295	$795	$714	$1,087	$1,074	$955	$983	$885
$1,458	$1,684	$1,867	$2,001	$1,771	$1,926	$1,877	$1,723

$0.51	$5.24	$4.61	$4.09	$(0.62)	$1.90	$2.64	$1.98
$0.50	$5.20	$4.56	$4.06	$(0.62)	$1.88	$2.60	$1.95
$0.31	$5.20	$4.56	$4.25	$(0.20)	$2.08	$2.78	$2.10
$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.22
$21.44	$23.84	$24.55	$26.16	$23.71	$25.93	$25.40	$23.21
$73.33	$47.69	$65.06	$55.38	$55.00	$46.63	$53.25	$50.25

3.0%	7.8%	8.3%	6.7%	0.1%	3.3%	4.5%	4.7%
0.9%	5.6%	4.9%	5.5%	(2.0)%	1.2%	2.6%	3.4%
0.3%	3.6%	3.3%	3.0%	(0.5)%	1.7%	2.4%	1.8%
1.3%	20.7%	17.9%	17.2%	(0.8)%	8.2%	11.6%	9.5%
0.3%	5.4%	4.7%	4.0%	(0.2)%	2.0%	2.9%	2.5%
1.1	x	1.0	x	1.1	x	1.2	x	1.2	x	0.9	x	0.9	x	1.0	x
48.0%	49.4%	37.7%	43.5%	46.1%	44.2%	45.2%	35.6%
236.5	x	9.2	x	14.3	x	13.0	x	—	22.4	x	19.2	x	23.9	x
1.4	x	4.1	x	4.3	x	3.1	x	0.9x	2.5	x	3.4	x	4.2	x

68,036	70,637	76,044	76,507	74,697	77,178	76,812	77,588
67,215	66,265	74,463	76,089	75,262	74,415	74,081	73,845
8,840	11,780	12,531	13,584	10,171	11,033	11,686	11,821
61,923	62,527	62,706	59,885	62,419	49,254	46,546	39,671
12.2%	0.3%	7.9%	(1.2)%	6.8%	6.3%	20.8%	12.0%

(7)	Net earnings (loss), divided by average stockholders’ equity. Average stockholders’ equity is computed on a 13-month average beginning in 2001.
(8)	Net earnings (loss), divided by average total assets.
(9)	Debt divided by debt, stockholders’ equity and minority interests.
(10)	Ratio of earnings before interest and income tax expense to interest expense.
(11)	Stock appreciation plus reinvested dividends.

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

Whirlpool Corporation’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-55.

/s/ JEFF M. FETTIG	/s/ ROY W. TEMPLIN

Jeff M. Fettig	Roy W. Templin
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 4, 2005	March 4, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whirlpool Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 4, 2005

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

Number and Description of Exhibit

3(i)

Restated Certificate of Incorporation of the Company. [Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]*

3(ii)

Amended and Restated By-laws of the Company as amended August 17, 1999. [Incorporated by reference from Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]*

4(i)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.*

4(ii)

Rights Agreement, dated April 21, 1998, between Whirlpool Corporation and First Chicago Trust Company of New York, with exhibits. [Incorporated by reference from Exhibit 4 to the Company’s Form 8-K, dated April 22, 1998] [File No. 1-3932]*

10(iii)(a)

Amended and Restated Long-Term Credit Agreement dated as of May 28, 2004 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A. as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, as Syndication Agent, ABN AMRO Bank N.V., ING Bank N.V. and The Royal Bank of Scotland PLC, as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004] [File No. 1-3932]*

10(iii)(b)

Whirlpool Corporation Nonemployee Director Stock Ownership Plan (as amended February 16, 1999, effective April 20, 1999).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 1999 annual meeting of stockholders] [File No. 1-3932]*

10(iii)(c)

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]*

10(iii)(d)

Whirlpool Corporation Nonemployee Director Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 4(d) to the Company’s Registration Statement on Form S-8 filed on November 20, 2001] [File No. 333-73726]*

10(iii)(e)

Nonemployee director compensation arrangement (effective January 1, 2005) (Z) [Incorporated by reference from Item 1.01(i) – Entry into a Material Definitive Agreement, of the Company’s Form 8-K filed on December 22, 2004] [File No. 1-3932]*

10(iii)(f)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]*

Number and Description of Exhibit

10(iii)(g)

Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (effective January 1, 2005).(Z) [Incorporated by reference from Item 1.01(ii) – Entry into a Material Definitive Agreement, of the Company’s Form 8-K filed on December 22, 2004] [File No. 1-3932]*

10(iii)(h)

Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]*

10(iii)(i)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]*

10(iii)(j)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]*

10(iii)(k)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2000 annual meeting of stockholders] [File No. 1-3932]*

10(iii)(l)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2002 annual meeting of stockholders] [File No. 1-3932]*

10(iii)(m)

Administrative Guidelines for the Whirlpool Corporation Restricted Stock Value Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File 1-3932]*

10(iii)(n)

Administrative Guidelines for the Whirlpool Corporation Executive Stock Appreciation and Performance Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]*

10(iii)(o)

Form of agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]*

10(iii)(p)

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04).(Z) [Incorporated by reference from Item 9.01(i) – Financial Statements and Exhibits, of the Company’s Form 8-K filed on January 25, 2005] [File No. 1-3932]*

10(iii)(q)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]*

10(iii)(r)

Form of Whirlpool Corporation Strategic Excellence Program award grant document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04)(Z) [Incorporated by reference from Item 9.01(ii) – Financial Statements and Exhibits, of the Company’s Form 8-K Filed on January 25, 2005] [File No. 1-3932]*

10(iii)(s)

Form of Agreement providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Item 5 – Other Events to the Company’s Form 8-K dated April 26, 2000] [File No. 1-3932]*

Number and Description of Exhibit

10(iii)(t)

Whirlpool Performance Excellence Plan (as amended January 1, 1992, January 1, 1994, January 1, 1999 and January 1, 2004).(Z) [Incorporated by reference from Exhibit A to the Company’s proxy statement for the 2004 annual meeting of stockholders] [File No. 1-3932]*

10(iii)(u)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]*

10(iii)(v)

Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]*

10(iii)(w)

Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 10(iii)(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]*

10(iii)(x)

Employment Agreement with Paulo F.M.O. Periquito.(Z) [Incorporated by reference from Part II Other Information, Item 6 to the Company’s Form 10-Q for the period ended March 31, 1998] [File No. 1-3932]*

10(iii)(y)

Summary of retirement agreement with David R. Whitwam as Chairman and Chief Executive Officer of the registrant on June 30, 2004. [Incorporated by Reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004] [File No. 1-3932]*

10(iii)(z)

Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2002).(Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002] [File No. 1-3932]*

10(iii)(aa)

Whirlpool Supplemental Executive Retirement Plan (as amended and restated effective December 31, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]*

11	Computation of Earnings Per Share*

12	Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney*

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed with originally filed Form 10-K.

**	Filed herewith.