Form 10-Q
period 2005-03-31
WHIRLPOOL CORP /DE/
filed 2005-05-09
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 29, 2005
Common stock, par value $1 per share	66,895,540

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars except per share data)

	Three Months Ended
	2005	2004
Net sales	$3,208	$3,007

EXPENSES:
Cost of products sold	2,520	2,320
Selling, general and administrative	501	483
Restructuring costs	7	1

	3,028	2,804

OPERATING PROFIT	180	203

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(12)	(6)
Interest expense	(35)	(33)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	133	164
Income taxes	45	61

EARNINGS BEFORE EQUITY EARNINGS (LOSS) AND MINORITY INTERESTS	88	103
Equity in loss of affiliated companies	—	(3)
Minority interests	(2)	1

NET EARNINGS	$86	$101

Per share of common stock:
Basic net earnings	$1.28	$1.47

Diluted net earnings	$1.26	$1.43

Dividends	$.43	$.43

Weighted-average shares outstanding (millions):
Basic	66.8	68.8
Diluted	67.9	70.7

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) March 31 2005	December 31 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$184	$243
Trade receivables, less allowances (2005: $101; 2004: $107)	1,992	2,032
Inventories	1,911	1,701
Prepaid expenses	85	74
Deferred income taxes	185	189
Other current assets	263	275

Total Current Assets	4,620	4,514

OTHER ASSETS
Investment in affiliated companies	20	16
Goodwill, net	168	168
Other intangibles, net	105	108
Deferred income taxes	313	323
Prepaid pension costs	329	329
Other assets	143	140

	1,078	1,084

PROPERTY, PLANT AND EQUIPMENT
Land	89	91
Buildings	1,065	1,073
Machinery and equipment	5,864	5,933
Accumulated depreciation	(4,533)	(4,514)

	2,485	2,583

Total Assets	$8,183	$8,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$550	$244
Accounts payable	2,094	2,297
Employee compensation	255	300
Deferred income taxes	55	57
Accrued expenses	766	811
Restructuring costs	15	13
Income taxes	127	110
Other current liabilities	133	146
Current maturities of long-term debt	9	7

Total Current Liabilities	4,004	3,985

OTHER LIABILITIES
Deferred income taxes	224	240
Pension benefits	371	367
Postemployment benefits	508	499
Other liabilities	244	256
Long-term debt	1,135	1,160

	2,482	2,522

MINORITY INTERESTS	69	68

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	90	90
Shares authorized - 250 million
Shares issued - 90 million (2005); 90 million (2004)
Shares outstanding - 67 million (2005); 67 million (2004)
Paid-in capital	759	737
Retained earnings	2,653	2,596
Accumulated other comprehensive income (loss)	(658)	(601)
Treasury stock - 23 million (2005); 23 million (2004)	(1,216)	(1,216)

Total Stockholders’ Equity	1,628	1,606

Total Liabilities and Stockholders’ Equity	$8,183	$8,181

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED MARCH 31

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in- Capital
Beginning balance, January 1, 2004	$1,301	$2,276	$(757)	$88	$(306)

Comprehensive income
Net income	101	101
Unrealized loss on derivative instruments	(9)		(9)
Minimum pension liability adjustment	(12)		(12)
Other, principally foreign currency items	(11)		(11)

Comprehensive income	69

Common stock issued	61			2	59
Common stock repurchased, net of reissuances	(75)				(75)

Ending balance, March 31, 2004	$1,356	$2,377	$(789)	$90	$(322)

Beginning balance, January 1, 2005	$1,606	$2,596	$(601)	$90	$(479)

Comprehensive income
Net income	86	86
Unrealized loss on derivative instruments	(13)		(13)
Other, principally foreign currency items	(44)		(44)

Comprehensive income	29

Common stock issued	22				22
Dividends declared on common stock	(29)	(29)

Ending balance, March 31, 2005	$1,628	$2,653	$(658)	$90	$(457)

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars)

	2005	2004
OPERATING ACTIVITIES
Net earnings	$86	$101
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Gain on disposition of assets	(1)	(1)
Depreciation and amortization	114	112
Changes in assets and liabilities:
Trade receivables	(7)	30
Inventories	(246)	(175)
Accounts payable	(162)	(81)
Restructuring charges, net of cash paid	3	(5)
Taxes deferred and payable, net	3	44
Accrued pension	16	15
Other - net	(91)	(181)

Cash Used In Operating Activities	$(285)	$(141)

INVESTING ACTIVITIES
Capital expenditures	$(69)	$(54)
Proceeds from sale of assets	1	19
Acquisitions of businesses, net of cash acquired	—	(2)

Cash Used In Investing Activities	$(68)	$(37)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	$311	$199
Repayments of long-term debt	(3)	(9)
Dividends paid	(29)	(30)
Purchase of treasury stock	—	(75)
Common stock issued under stock plans	18	51
Other	1	(17)

Cash Provided By Financing Activities	$298	$119

Effect of Exchange Rate Changes on Cash and Equivalents	$(4)	$(2)

Decrease in Cash and Equivalents	$(59)	$(61)
Cash and Equivalents at Beginning of Period	243	249

Cash and Equivalents at End of Period	$184	$188

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2005 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2004 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” but has not adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net earnings and net earnings per share would be as follows:

	Three Months Ended March 31
(millions of dollars, except per share data)	2005	2004
Compensation cost included in earnings as reported (net of tax benefits)	$2	$2
Pro forma total fair value compensation cost (net of tax benefits)	$3	$4

Net earnings
As reported	$86	$101
Pro forma	$85	$99
Basic net earnings per share
As reported	$1.28	$1.47
Pro forma	$1.26	$1.44
Diluted net earnings per share
As reported	$1.26	$1.43
Pro forma	$1.24	$1.40

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2005 and 2004, approximately 1,853,000 and 657,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Basic and diluted net earnings per share were calculated as follows:

	Three months ended
(millions of dollars and shares)	March 31, 2005	March 31, 2004
Numerator for basic and diluted earnings per share - net earnings	$86	$101

Denominator for basic earnings per share - weighted-average shares	66.8	68.8
Effect of dilutive securities - stock-based compensation	1.1	1.9

Denominator for diluted earnings per share - adjusted weighted-average shares	67.9	70.7

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

NOTE B – NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payments.” SFAS No. 123 (R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123 (R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of the SFAS No. 123 (R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123 (R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company is currently evaluating the adoption alternatives and does not expect the adoption to have a material impact on its results of operations or financial position.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4.” SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory, regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its results of operations or financial position as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets — an Amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations or financial position.

NOTE C – GOODWILL AND OTHER INTANGIBLES

There have been no changes in the operating segments’ carrying amounts for goodwill since December 31, 2004. As of March 31, 2005, the operating segments’ goodwill carrying amounts were as follows: North America $164 million and Latin America $4 million.

The Company’s other intangible assets were comprised of the following:

(millions of dollars)	March 31, 2005	December 31, 2004
Trademarks (indefinite-lived)	$52	$53
Patents and non-compete agreements	1	3
Pension related	52	52

Total other intangible assets, net	$105	$108

Accumulated amortization totaled $3 million at both March 31, 2005 and December 31, 2004.

NOTE D – INVENTORIES

Inventories consist of the following:

(millions of dollars)	March 31, 2005	December 31, 2004
Finished products	$1,616	$1,410
Raw materials and work in process	414	410

	2,030	1,820
Less excess of FIFO cost over LIFO cost	119	119

	$1,911	$1,701

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE E – RESTRUCTURING CHARGES

The following represents a reconciliation of the changes in restructuring reserves through March 31, 2005:

(millions of dollars)	Balance January 1, 2005	Charged to Earnings	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Translation	Balance March 31, 2005
Termination costs	$13	$7	$—	$(4)	$—	$(1)	$15
Non-employee exit costs		—	—		—	—	—

Total	$13	$7	$—	$(4)	$—	$(1)	$15

Under Whirlpool’s ongoing global operating platform initiatives, the Company implemented certain restructuring initiatives to strengthen Whirlpool’s brand leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

In addition to the global operating platform initiatives, the Company began to implement organizational initiatives designed to maximize support efficiencies throughout the Company.

The Company incurred pre-tax restructuring charges of $7 million during the first quarter. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statements of Operations and primarily consist of severance costs. These charges relate primarily to consolidating sales organizations throughout Europe and shifting dishwasher and compressor capacity to lower cost regions. As a result of these restructuring initiatives, an additional 64 employees left the Company since December 31, 2004.

On a segment level, the European region incurred approximately $5 million, the North American region incurred approximately $0.5 million, and the Latin America region incurred approximately $1.5 million of restructuring charges.

In 2004, the Company incurred $2.5 million of restructuring related charges during the first quarter in the North American region. These charges primarily related to accelerated depreciation on equipment and are included in the cost of products sold line in the Company’s Consolidated Condensed Statements of Operations. These charges related to the restructuring initiatives announced in December 2000. There were no significant restructuring related charges incurred during the first quarter in 2005.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE F – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of March 31, 2005 and December 31, 2004, these amounts totaled $163 million and $184 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both March 31, 2005 and December 31, 2004. The Company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $166 million and $148 million at March 31, 2005 and December 31, 2004, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves in the first quarter of 2005:

(millions of dollars)	2005
Balance at January 1	$165
Warranties issued during the period	71
Settlements made during the period	(73)
Other changes	2

Balance at March 31	$165

Current portion	106
Non-current portion	59

Total	$165

Commitments and Contingencies

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. The

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

The Company is currently a defendant in 10 purported class action lawsuits in eight states related to its Calypso clothes washing machine. Three of the original purported class actions have been dismissed. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential and punitive damages. The Company believes these suits are without merit and intends to vigorously defend these actions. At this point, the Company cannot reasonably estimate a possible range of loss, if any.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE G – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2005 are indicated below:

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$20.9	$21.9	$3.2	$1.1	$3.8	$3.1
Interest cost	28.1	27.4	4.4	3.3	9.0	9.4
Expected return on plan assets	(38.4)	(39.9)	(1.8)	(1.4)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	2.3	4.5	0.1	0.1	(1.8)	(1.3)
Amortization of net loss	3.5	0.5	0.2	0.1	3.6	2.8

Net periodic cost	$16.4	$14.4	$6.3	$3.4	$14.6	$14.0

The expected rate of return on pension plan assets is 8.75% in 2005 and 2004.

In January 2005, the Company amended the Whirlpool Employees Pension Plan (the “WEPP”). The Company remeasured the net periodic cost and funded status of the WEPP at January 1, 2005

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

to reflect the amendment. The amendment reduced the projected benefit obligation (“PBO”) by $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment. The interest rate used for this remeasurement was 5.85%, the same as at year-end 2004.

NOTE H – GEOGRAPHIC SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before one-time charges. In 2005 and 2004, these one-time charges consisted of primarily restructuring and other related charges. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other one-time charges. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding one-time charges. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below. For the quarter ended March 31, 2005, the Europe operating segment incurred approximately $5 million, the North America operating segment incurred approximately $0.5 million, and the Latin America operating segment incurred approximately $1.5 million of restructuring charges. For the quarter ended March 31, 2004, the North America operating segment incurred approximately $2.5 million of restructuring related charges. There were no material restructuring related charges for the quarter ended March 31, 2005.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars) Three Months Ended March 31	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated
Net sales
2005	$1,980	$729	$442	$94	$(37)	$3,208
2004	$1,894	$680	$382	$88	$(37)	$3,007

Intersegment sales
2005	$12	$125	$38	$37	$(212)	$—
2004	$11	$122	$37	$29	$(199)	$—

Depreciation and amortization
2005	$50	$28	$29	$4	$3	$114
2004	$57	$26	$24	$2	$3	$112

Operating profit (loss)
2005	$182	$33	$25	$(6)	$(54)	$180
2004	$211	$31	$22	$(10)	$(51)	$203

Total assets
March 31, 2005	$3,607	$2,766	$1,745	$532	$(467)	$8,183
December 31, 2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181

Capital expenditures
2005	$42	$13	$10	$3	$1	$69
2004	$17	$20	$14	$2	$1	$54

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is the largest global manufacturer of major appliances worldwide with 2004 revenues of $13.2 billion and net earnings of $406 million. The Company’s four reportable segments are based on geography and consist of North America (61% of revenue), Europe (23% of revenue), Latin America (13% of revenue), and Asia (3% of revenue). The Company is the market share leader in North America and Latin America and has significant market presence in Europe, India and China. Whirlpool’s brands and operations worldwide received recognition for accomplishments in a variety of business and social efforts, including energy efficiency leadership, community involvement, support of women’s issues, and excellence in design.

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

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three months ended March 31, 2005 and 2004. All comparisons are to 2004, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in the Company’s financial condition and results of operations.

Net Sales

Total global units sold were essentially equal to last year’s level. Net sales increased 6.7% for the quarter, or approximately 4% excluding currency fluctuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended March 31
(millions of dollars)	2005	2004	Change
Net Sales:
North America	$1,980	$1,894	5%
Europe	729	680	7%
Latin America	442	382	16%
Asia	94	88	7%
Other/eliminations	(37)	(37)	—

Consolidated	$3,208	$3,007	7%

Significant regional trends were as follows:

•	North America unit volumes declined 1.6% primarily due to trade inventory reductions. Sales increased 4.5% primarily due to price increases implemented during the first quarter of 2005. Currency did not significantly impact net sales during the three months ended March 31, 2005.

•	European unit volumes increased approximately 1%. The increase in volume was driven by continued strength of the built-in appliance segment and demand for the Whirlpool brand. Net sales increased 7.3%. The continued strength of the Euro contributed to the increase in net sales. Excluding currency impact, net sales increased approximately 2%.

•	Latin American unit volumes increased approximately 1%. Net sales in Latin America increased 15.9% due to price increases and a favorable product mix. Excluding currency fluctuations, net sales increased approximately 8%.

•	Asia unit shipments and net sales increased approximately 7% in comparison to lower first quarter 2004 sales associated with the previously disclosed trade management strategy in India. Net sales increased approximately 5% excluding currency fluctuations.

For the full year 2005, appliance industry shipments are expected to increase approximately 2% in North America and 1% in Europe. The Company currently forecasts improving economic conditions in Latin America and expects overall demand in the appliance industry to increase 4% to 5% from last year’s level. Appliance industry shipments in the Asia region are expected to increase 3% to 5%.

Gross Margin

Gross margin as a percentage of sales declined to 21.4% from 22.8% when compared to the prior-year quarter. Higher material costs primarily for steel, resins and plastics were partially offset by price increases and productivity improvements. The Company continues to expect material cost pressures throughout the remainder of 2005 and has implemented price increases to mitigate the higher costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales improved 0.4 points during the quarter. The impact of price increases and cost reductions offset higher freight and warehousing costs.

	Three Months Ended March 31
(millions of dollars)	2005	As a % of Sales	2004	As a % of Sales
Selling, General & Administrative Expenses
North America	$242	12.2%	$237	12.5%
Europe	135	18.5%	133	19.6%
Latin America	55	12.5%	45	12.0%
Asia	23	24.4%	22	24.8%
Corporate/Other	46	—	46	—

Consolidated	$501	15.6%	$483	16.0%

Restructuring costs

Restructuring charges of $7 million were recorded in the first quarter of 2005, primarily related to severance costs. These charges relate primarily to consolidating sales organizations throughout Europe and shifting dishwasher and compressor capacity to lower cost regions.

Other Income (Expense)

Interest income and sundry income (expense) was $6 million higher than the previous year. Contributing to the year over year results were higher foreign currency losses on balance sheet positions. Interest expense increased $2 million, primarily due to short-term borrowings to meet an increase in seasonal production needs combined with a slightly higher interest rate environment.

Income Taxes

The effective income tax rate was 34% versus 37% in the year-ago quarter, largely related to the dispersion of global income, execution of tax planning strategies and net favorable audit results.

Net Earnings

Net earnings for the current quarter were $86 million, or $1.26 per diluted share, versus $101 million, or $1.43 per diluted share. Performance was impacted by approximately $190 million of increased material and oil-related costs, partially offset by previously announced price increases, productivity improvements and overall cost controls.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2005 and 2004 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities in the first three months of 2005 was $285 million compared to $141 million used in 2004. Higher cash used in operations is due to increased working capital requirements. Inventory increases reflect the impact of higher material costs and planned increases in product availability to support projected demand. Decreases in accounts payable are largely attributable to a lower level of, and the timing of, purchase activity in the current year. Cash used in operating activities was also impacted by reductions in other operating accounts, driven largely by lower compensation payments.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first three months were $69 million compared to $54 million. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear. The increase in capital expenditures in the 2005 period as compared to 2004 is due mainly to expenditures to support the Company’s global operating platform initiatives and innovation. In 2004, proceeds from the sale of fixed assets resulted primarily from the sale and leaseback of a building within the Europe region.

Financing Activities

Cash provided by financing activities was $298 million in 2005 compared to $119 million in 2004. Net borrowings increased $308 million from year-end due to seasonal working capital needs. During 2005, cash proceeds from the exercise of employee stock options decreased $33 million. Last year’s results also reflected $75 million in treasury stock repurchases in the first quarter of 2004.

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

The financial position of the Company remained strong at March 31, 2005. Total assets were $8.2 billion and stockholders’ equity was $1.6 billion at March 31, 2005. Total assets remain relatively unchanged versus December 31, 2004, and the increase in equity is primarily attributed to net earnings retention for the quarter of $57 million, partially offset by foreign currency items, which increased the accumulated other comprehensive loss.

On June 15, 2004, the Company’s Board of Directors authorized a new share repurchase program of up to $500 million. During the year ended December 31, 2004, the Company repurchased a small number of shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $1 million. The Company did not repurchase any shares during the quarter ended March 31, 2005. The share repurchases will be made from time to time in the open market as conditions warrant. See Other Matters for share repurchases made subsequent to March 31, 2005.

The Company maintains a $1.2 billion five-year committed credit agreement, scheduled to mature in May 2009. This credit agreement supports commercial paper programs and other operating needs. Through March 31, 2005, there have not been any borrowings under this agreement. The Company is in full compliance with its bank covenants and none of its material debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

The Company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note F to the consolidated condensed financial statements. The Company does not expect these guarantees to have a material effect on its financial condition or liquidity.

The Company believes its capital resources and liquidity position at March 31, 2005 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally.

OTHER MATTERS

In January 2005, the Company amended the Whirlpool Employees Pension Plan (the “WEPP”). The Company remeasured the net periodic cost and funded status of the WEPP at January 1, 2005 to reflect the amendment. The amendment reduced the projected benefit obligation (“PBO”) by $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment. The interest rate used for this remeasurement was 5.85%, the same as at year-end 2004.

The Company is currently a defendant in 10 purported class action lawsuits in eight states related to its Calypso clothes washing machine. Three of the original purported class actions have been dismissed. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

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

On February 13, 2003, the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (”recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of April 2005 many member states were still in the drafting stage and had not passed national legislation. As a consequence many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined. The Company is, therefore, presently unable to estimate the potential cost of complying with the directive, if any.

In the first quarter of 2005, the Company’s Europe segment changed its business reporting calendar to more closely align the timing of the reporting of its results of operations with the rest of the global business. Previously, the Europe segment reported its results using a 13-week quarterly calendar. Beginning January 1, 2005, the Europe segment reports its results based on the Gregorian calendar (quarter). The impact of this change was not material to the Consolidated Condensed Financial Statements.

During the second quarter of 2005, the Company repurchased 332,500 shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $21 million. The purchases were made pursuant to the stock repurchase program authorized by the Board of Directors of the Company on June 15, 2004.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are: (1) the cost of raw materials and components, especially steel and the impact of rising oil prices; (2) the financial impact of the Company’s announced price increases will be dependent upon such factors as the strength of the Company’s brands in the market place, the strength of consumer demand for the Company’s products, and other factors outside of the Company’s control such as the general economic conditions prevailing at the time the new pricing goes into effect; (3) rising worldwide transportation costs due to historically high and volatile oil prices, capacity constraints, and other factors; (4) the ability to gain or maintain market share in an intensely competitive global market; (5) the success of the Company’s global strategy to develop brand differentiation and brand loyalty; (6) the Company’s global operating platform initiatives; (7) the success of the Latin American businesses operating in challenging and volatile environments; (8) continuation of the Company’s strong relationship with Sears Holdings Corporation in North America, which accounted for approximately 17% of consolidated net sales of $13 billion in 2004; (9) currency exchange rate fluctuations; (10) social, economic and political volatility in developing markets; (11) continuing uncertainty in the North American, Latin American, Asian and European economies; (12) the effectiveness of the series of restructuring actions the Company has announced and/or completed through 2004; (13) U.S. interest rates; (14) new Asian competitors; (15) changes to the obligations as presented in the contractual obligations table; (16) changes in the funded position of the U.S. pension plans; (17) continued strength of the U.S. builder industry; (18) the threat of terrorist activities or the impact of war and (19) the Company’s estimate of its annual effective tax rate of approximately 34%.

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

There have been no material changes to the Company’s exposures to market risk since December 31, 2004.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2005

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(millions of dollars, except number and price per share) Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2005 through January 31, 2005	—	n/a	—	$499

February 1, 2005 through February 29, 2005	—	n/a	—	$499

March 1, 2005 through March 31, 2005	—	n/a	—	$499

The Company’s Board of Directors has authorized the repurchase of up to $500 million in common stock. This repurchase plan was authorized on June 15, 2004.

Item 6.	Exhibits

a.	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By	/S/ ROY W. TEMPLIN
Roy W. Templin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2005