Form 10-Q
period 2005-06-30
WHIRLPOOL CORP /DE/
filed 2005-08-05
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 29, 2005
Common stock, par value $1 per share	66,797,864

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30

(millions of dollars except per share data)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net sales	$3,556	$3,264	$6,764	$6,271

EXPENSES:
Cost of products sold	2,825	2,539	5,344	4,858
Selling, general and administrative	533	516	1,035	1,000
Restructuring costs	7	—	14	1

	3,365	3,055	6,393	5,859

OPERATING PROFIT	191	209	371	412

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(17)	(10)	(29)	(15)
Interest expense	(34)	(30)	(69)	(64)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	140	169	273	333
Income taxes	41	62	87	123

EARNINGS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	99	107	186	210
Equity in earnings (loss) of affiliated companies	—	—	1	(3)
Minority interests	(3)	(1)	(5)	—

NET EARNINGS	$96	$106	$182	$207

Per share of common stock:
Basic net earnings	$1.44	$1.56	$2.73	$3.04

Diluted net earnings	$1.42	$1.53	$2.69	$2.96

Dividends declared	$.43	$.43	$.86	$.86

Weighted-average shares outstanding (millions):
Basic	66.8	68.0	66.8	68.3
Diluted	67.9	69.5	67.9	70.0

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) June 30 2005	December 31 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$188	$243
Trade receivables, less allowances (2005: $94; 2004: $107)	2,123	2,032
Inventories	1,772	1,701
Prepaid expenses	84	74
Deferred income taxes	160	189
Other current assets	299	275

Total Current Assets	4,626	4,514

OTHER ASSETS
Investment in affiliated companies	19	16
Goodwill, net	167	168
Other intangibles, net	105	108
Deferred income taxes	319	323
Prepaid pension costs	329	329
Other assets	160	140

	1,099	1,084

PROPERTY, PLANT AND EQUIPMENT
Land	88	91
Buildings	1,073	1,073
Machinery and equipment	5,919	5,933
Accumulated depreciation	(4,607)	(4,514)

	2,473	2,583

Total Assets	$8,198	$8,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$515	$244
Accounts payable	2,047	2,297
Employee compensation	274	300
Deferred income taxes	49	57
Accrued expenses	809	811
Restructuring costs	11	13
Income taxes	96	110
Other current liabilities	135	146
Current maturities of long-term debt	8	7

Total Current Liabilities	3,944	3,985

OTHER LIABILITIES
Deferred income taxes	215	240
Pension benefits	377	367
Postemployment benefits	512	499
Other liabilities	227	256
Long-term debt	1,113	1,160

	2,444	2,522

MINORITY INTERESTS	91	68

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	90	90
Shares authorized - 250 million
Shares issued - 90 million (2005); 90 million (2004)
Shares outstanding - 67 million (2005); 67 million (2004)
Paid-in capital	777	737
Retained earnings	2,721	2,596
Accumulated other comprehensive loss	(619)	(601)
Treasury stock - 24 million (2005); 23 million (2004)	(1,250)	(1,216)

Total Stockholders’ Equity	1,719	1,606

Total Liabilities and Stockholders’ Equity	$8,198	$8,181

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$1,356	$2,377	$(789)	$90	$(322)

Comprehensive income
Net income	106	106
Unrealized gain on derivative instruments	15		15
Other, principally foreign currency items	(23)		(23)

Comprehensive income	98

Common stock issued	4				4
Common stock repurchased, net of reissuances	(175)				(175)
Dividends declared on common stock	(29)	(29)			—

Ending balance, June 30, 2004	$1,254	$2,454	$(797)	$90	$(493)

Beginning balance	$1,628	$2,653	$(658)	$90	$(457)

Comprehensive income
Net income	96	96
Unrealized gain on derivative instruments	19		19
Other, principally foreign currency items	20		20

Comprehensive income	135

Common stock issued	18			—	18
Common stock repurchased	(34)			—	(34)
Dividends declared on common stock	(28)	(28)

Ending balance, June 30, 2005	$1,719	$2,721	$(619)	$90	$(473)

	Six Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$1,301	$2,276	$(757)	$88	$(306)

Comprehensive income
Net income	207	207
Unrealized gain on derivative instruments	6		6
Minimum pension liability adjustment	(12)		(12)
Other, principally foreign currency items	(34)		(34)

Comprehensive income	167

Common stock issued	65			2	63
Common stock repurchased, net of reissuances	(250)				(250)
Dividends declared on common stock	(29)	(29)

Ending balance, June 30, 2004	$1,254	$2,454	$(797)	$90	$(493)

Beginning balance	$1,606	$2,596	$(601)	$90	$(479)

Comprehensive income
Net income	182	182
Unrealized gain on derivative instruments	6		6
Other, principally foreign currency items	(24)		(24)

Comprehensive income	164

Common stock issued	40				40
Common stock repurchased	(34)				(34)
Dividends declared on common stock	(57)	(57)

Ending balance, June 30, 2005	$1,719	$2,721	$(619)	$90	$(473)

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30

(millions of dollars)

	2005	2004
OPERATING ACTIVITIES
Net earnings	$182	$207
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
(Gain) loss on disposition of assets	(4)	1
Depreciation and amortization	224	226
Changes in assets and liabilities:
Trade receivables	(174)	(160)
Inventories	(120)	(236)
Accounts payable	(206)	47
Restructuring charges, net of cash paid	—	(20)
Taxes deferred and payable, net	(19)	73
Accrued pension	31	27
Other - net	(23)	(83)

Cash (Used In) Provided By Operating Activities	$(109)	$82

INVESTING ACTIVITIES
Capital expenditures	$(175)	$(131)
Proceeds from sale of assets	4	23
Acquisitions of businesses, net of cash acquired	—	(2)

Cash Used In Investing Activities	$(171)	$(110)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	$268	$260
Repayments of long-term debt	(5)	(11)
Dividends paid	(57)	(59)
Purchase of treasury stock	(34)	(250)
Common stock issued under stock plans	33	53
Other	26	(16)

Cash Provided By (Used For) Financing Activities	$231	$(23)

Effect of Exchange Rate Changes on Cash and Equivalents	$(6)	$(5)

Decrease in Cash and Equivalents	$(55)	$(56)
Cash and Equivalents at Beginning of Period	243	249

Cash and Equivalents at End of Period	$188	$193

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 2005 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2004 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had the Company elected to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net earnings and net earnings per share would be as follows:

	Three Months Ended June 30		Six Months Ended June 30
(millions of dollars, except per share data)	2005	2004	2005	2004
Compensation cost included in earnings as reported (net of tax benefits)	$3	$3	$5	$5
Pro forma total fair value compensation cost (net of tax benefits)	$4	$5	$7	$9

Net earnings
As reported	$96	$106	$182	$207
Pro forma	$95	$104	$180	$203
Basic net earnings per share
As reported	$1.44	$1.56	$2.73	$3.04
Pro forma	$1.42	$1.53	$2.70	$2.98
Diluted net earnings per share
As reported	$1.42	$1.53	$2.69	$2.96
Pro forma	$1.40	$1.50	$2.66	$2.90

Diluted net earnings per share of common stock include the dilutive effect of stock options and other stock-based compensation. For the three months ended June 30, 2005 and 2004, approximately 1,748,000 and 1,835,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the six months ended June 30, 2005 and 2004, approximately 1,791,000 and 681,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Basic and diluted net earnings per share were calculated as follows:

	Three months ended		Six months ended
(in millions)	June 30 2005	June 30 2004	June 30 2005	June 30 2004
Numerator for basic and diluted earnings per share - net earnings	$96	$106	$182	$207

Denominator for basic earnings per share - weighted-average shares	66.8	68.0	66.8	68.3
Effect of dilutive securities:
Stock-based compensation	1.1	1.5	1.1	1.7

Denominator for diluted earnings per share - adjusted weighted-average shares	67.9	69.5	67.9	70.0

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

NOTE B – NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payments.” SFAS No. 123 (R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123 (R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of SFAS No. 123 (R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123 (R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company plans to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The Company does not expect the adoption to have a material impact on its results of operations or financial position.

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

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 clarifies that SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its results of operations or financial position.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) issued by the European Union (“EU”) on February 13, 2003 (“Directive”). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of July 2005, several major EU-member states were still in the legislative drafting stages and had not passed any national legislation. The Company continues to evaluate the impact of the WEEE Legislation as member states implement guidance.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE C – GOODWILL AND OTHER INTANGIBLES

At June 30, 2005 and December 31, 2004, the operating segments’ goodwill carrying amounts were as follows: North America $163 million and $164 million, respectively, and Latin America $4 million and $4 million, respectively. The decrease in North America was attributable to currency fluctuations.

The Company’s other intangible assets were comprised of the following:

(millions of dollars)	June 30 2005	December 31 2004
Trademarks (indefinite-lived)	$51	$53
Patents and non-compete agreements	2	3
Pension related	52	52

Total other intangible assets, net	$105	$108

Accumulated amortization totaled $4 million at June 30, 2005 and $3 million at December 31, 2004.

NOTE D – INVENTORIES

Inventories consist of the following:

(millions of dollars)	June 30 2005	December 31 2004
Finished products	$1,529	$1,410
Raw materials and work in process	362	410

	1,891	1,820
Less excess of FIFO cost over LIFO cost	(119)	(119)

	$1,772	$1,701

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE E – RESTRUCTURING AND RELATED CHARGES

The following represents a reconciliation of the changes in restructuring reserves through June 30, 2005:

(Millions of dollars)	Balance January 1 2005	Charged to Earnings	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Translation	Balance June 30 2005
Restructuring
Termination costs	$13	$14	$—	$(14)	$—	$(2)	$11
Non-employee exit costs	$—	$—	$—	$—	$—	$—	$—

Total	$13	$14	$—	$(14)	$—	$(2)	$11

Restructuring Charges

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

The Company incurred pre-tax restructuring charges of $7 million and $14 million during the three and six months ended June 30, 2005, respectively. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statements of Operations and primarily consist of severance costs. These charges relate primarily to consolidating sales organizations throughout Europe and shifting dishwasher and compressor capacity to lower cost regions. The Company expects to spend approximately $35 million during the last six months of 2005. The Company expects that it may eliminate up to 1,500 employees as a result of these initiatives. Approximately 475 individuals have left the Company since inception of the projects through June 30, 2005.

On a segment level, for the three and six months ended June 30, 2005, respectively, the European region incurred pre-tax restructuring charges of approximately $5 million and $10 million, the North American region incurred approximately $0 million and $1 million, and the Latin America region incurred approximately $2 million and $3 million. During the three months ended June 30, 2004, the Company incurred pre-tax restructuring charges of $3 million, which were reduced by $3 million primarily due to changes in the final estimates related to the closure of a Canadian facility previously announced in December 2000. For the six months ended June 30, 2004, the Company incurred net pre-tax restructuring charges of $1 million.

Other Related Charges

There were no significant one-time charges related to restructuring for the three and six months ended June 30, 2005. The Company incurred $3 million and $6 million of restructuring related charges (all of which were recorded in the North American region) during the three and six months ended June 30, 2004.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

These charges are included in the cost of products sold line item on the Company’s Consolidated Condensed Statements of Operations, and relate to the restructuring initiatives announced in December 2000.

NOTE F – STOCKHOLDERS’ EQUITY

On June 15, 2004, the Company’s Board of Directors authorized a share repurchase program of up to $500 million. The share repurchases will be made from time to time on the open market as conditions warrant. During the quarter ended June 30, 2005, the Company repurchased 530,100 shares of Whirlpool common stock in the open market at an aggregate purchase price of $34 million.

NOTE G – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of June 30, 2005 and December 31, 2004, these amounts totaled $181 million and $184 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customers.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both June 30, 2005 and December 31, 2004. The total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $123 million and $148 million at June 30, 2005 and December 31, 2004, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following represents a reconciliation of the changes in product warranty reserves for the period presented:

Balance at January 1, 2005	$165
Warranties issued	153
Settlements made	(167)
Other changes	(10)

Balance at June 30, 2005	$141

Current portion (included in other current liabilities)	83
Non-current portion (included in other liabilities)	58

Total	$141

Other changes consist of revisions to estimated costs associated with previously announced recall liabilities and currency fluctuations.

Commitments and Contingencies

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE H – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2005 and 2004 were:

Components of Net Periodic Benefit Cost - Three months ended June 30

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$20.9	$22.0	$3.1	$1.0	$3.8	$3.1
Interest cost	28.2	27.5	4.3	3.2	9.0	9.2
Expected return on plan assets	(38.4)	(39.9)	(1.8)	(1.6)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	2.3	4.7	0.1	0.1	(1.8)	(1.8)
Amortization of net loss	3.5	0.5	0.2	0.1	3.6	2.7

Net periodic cost	$16.5	$14.8	$6.1	$3.0	$14.6	$13.2

Components of Net Periodic Benefit Cost - Six months ended June 30

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$41.8	$43.9	$6.3	$2.1	$7.6	$6.2
Interest cost	56.3	54.9	8.7	6.4	18.0	18.6
Expected return on plan assets	(76.8)	(79.8)	(3.6)	(3.3)	—	—
Amortization of transition obligation	—	—	0.4	0.3	—	—
Amortization of prior service cost	4.6	9.2	0.2	0.2	(3.6)	(3.1)
Amortization of net loss	7.0	1.0	0.4	0.3	7.2	5.4

Net periodic cost	$32.9	$29.2	$12.4	$6.0	$29.2	$27.1

The expected rate of return on pension plan assets is 8.75% in 2005 and 2004.

The Company measured the effects of the Medicare Modernization Act of 2003 (the “Act”) following the guidance in FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Company has reflected the estimated federal subsidy under the Act as an actuarial gain, which reduced the existing unrecognized net loss. Net gains or losses are amortized over the participants’ future service periods. These changes caused the accumulated other postretirement benefit obligation to decrease by $103.7 million, and reduced the cost recognized by approximately $4 million and $8 million for the three and six months ended June 30, 2004, respectively.

Changes Since Year End 2004 Disclosure

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Employer Contributions

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

Employer Contributions – Millions of dollars	U.S. Pension	Foreign Pension
2005 (expected)	$16	$13

The Company expects to contribute $16 million to the U.S. pension plans during 2005 which represents the sum of $2 million of expected benefit payments from corporate cash for the unfunded pension plans and $14 million of expected voluntary contributions to its funded pension plans. The Company expects no minimum required contributions to its funded pension plans in 2005.

NOTE I – GEOGRAPHIC SEGMENTS

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

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding one-time charges. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below. For the three and six months ended June 30, 2005, the Europe operating segment incurred approximately $5 million and $10 million, the North America operating segment incurred $0 million and $1 million, and the Latin America operating region incurred approximately $2 million and $3 million of restructuring charges. For the three months ended June 30, 2004, the Company incurred pre-tax restructuring charges of $3 million, which were reduced by $3 million primarily due to final estimates related to the closure of a Canadian facility previously announced in December 2000. For the six months ended June 30, 2004, the Company incurred net pre-tax restructuring charges of $1 million. There were no significant one-time charges related to restructuring for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, the North America operating segment incurred approximately $3 million and $6 million of one-time charges related to restructuring.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

incurred approximately $2 million and $3 million. For the three and six months ended June 30, 2004, the North American operating segment recorded total restructuring related charges of $3 million and $6 million, respectively.

(millions of dollars)

Three Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2005	$2,205	$770	$494	$123	$(36)	$3,556
2004	$2,096	$704	$392	$110	$(38)	$3,264

Intersegment sales
2005	$9	$124	$34	$46	$(213)	$—
2004	$11	$122	$37	$31	$(201)	$—

Depreciation and amortization
2005	$48	$26	$28	$4	$5	$111
2004	$57	$24	$23	$5	$6	$115

Operating profit (loss)
2005	$187	$37	$31	$(4)	$(60)	$191
2004	$213	$36	$16	$(3)	$(53)	$209

Total assets
June 30, 2005	$3,667	$2,596	$1,855	$519	$(439)	$8,198
December 31, 2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181

Capital expenditures
2005	$65	$18	$18	$3	$2	$106
2004	$32	$18	$18	$5	$4	$77

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)

Six Months Ended June 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2005	$4,185	$1,499	$936	$217	$(73)	$6,764
2004	$3,991	$1,384	$773	$198	$(75)	$6,271

Intersegment sales
2005	$22	$249	$72	$82	$(425)	$—
2004	$22	$245	$74	$60	$(401)	$—

Depreciation and amortization
2005	$98	$54	$57	$8	$7	$224
2004	$114	$50	$47	$7	$8	$226

Operating profit (loss)
2005	$369	$70	$56	$(9)	$(115)	$371
2004	$424	$67	$38	$(13)	$(104)	$412

Total assets
June 30, 2005	$3,667	$2,596	$1,855	$519	$(439)	$8,198
December 31, 2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181

Capital expenditures
2005	$107	$31	$28	$6	$3	$175
2004	$49	$38	$33	$7	$4	$131

NOTE J - SUBSEQUENT EVENTS

On July 17, 2005, the Company announced that it had made a proposal to acquire Maytag Corporation for consideration valued at $17 per Maytag share, of which at least 50% would be paid in cash and the balance in shares of Company common stock. Maytag is currently party to a definitive merger agreement with Triton Acquisition Co. On July 22, 2005, the Company announced an increase in its proposal to $18 per share, a 29% premium to Maytag stockholders as compared to the Triton offer. On July 27, 2005, the Company announced that it has entered into a mutual confidentiality agreement with Maytag Corporation. The agreement allows the Company to immediately commence the due diligence phase of its proposed acquisition of Maytag.

On July 4, 2005, the Company’s leased warehouse facility in Kent, England was destroyed by fire. The fire destroyed the warehouse, as well as finished goods inventory and a small amount of fixed assets contained therein. The Company is in the process of determining the amount of the losses incurred. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment, subject to a $5 million deductible, as well as the business interruption resulting from the fire. The Company does not expect to be liable for losses associated with the leased warehouse.

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

RESULTS OF OPERATIONS

The statements of operations summarize operating results for the three and six months ended June 30, 2005 and 2004. All comparisons are to 2004, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in the Company’s financial condition and results of operations.

Net Sales

Total units sold remained flat for the quarter and year to date periods. Net sales increased 8.9% for the quarter, or approximately 5% excluding currency fluctuations, and 7.9% year to date, or approximately 5% excluding currency fluctuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended June 30			Six Months Ended June 30
(millions of dollars)	2005	2004	Change	2005	2004	Change
Net Sales:
North America	$2,205	$2,096	5%	$4,185	$3,991	5%
Europe	770	704	9%	1,499	1,384	8%
Latin America	494	392	26%	936	773	21%
Asia	123	110	12%	217	198	10%
Other/eliminations	(36)	(38)	—	(73)	(75)	—

Consolidated	$3,556	$3,264	9%	$6,764	$6,271	8%

Significant regional trends were as follows:

•	North America unit volumes decreased 3.1% and 2.4% for the quarter and year to date periods, respectively. The decline is primarily due to trade inventory reductions and softness in OEM shipments in the quarter and year to date periods. Net sales increased 5.2% and 4.9% for the quarter and year to date periods, respectively, primarily due to price increases implemented during 2005. Excluding currency fluctuations, net sales increased approximately 4% in both the quarter and year to date periods.

•	European unit volumes increased 2.7% and 1.8% for the quarter and year to date periods, respectively, outpacing industry growth. The increase in volume was driven by demand and market share increases for the Whirlpool brand and increases in the Company’s built-in appliance segment. Net sales increased 9.3% and 8.3% in the quarter and year to date periods, respectively. Excluding currency fluctuations, net sales increased approximately 4% and 3% for the quarter and year to date periods, respectively.

•	Latin American unit volumes increased 9.8% and 5.4% for the quarter and year to date periods, respectively, due to strong appliance industry volume growth in Brazil. Net sales increased 26.2% and 21.1% in the quarter and year to date periods, respectively. Excluding currency fluctuations, net sales increased approximately 8% in both the quarter and year to date periods. The increase in net sales is driven by appliance and compressor price increases and a favorable product mix. Economic conditions improved moderately during the quarter and year to date period as interest rates remained stable and unemployment levels declined.

•	In Asia, unit shipments increased 3.8% and 5.3% in the quarter and year to date periods, respectively. The improvement is primarily related to increased demand in India. Net sales increased 11.5% and 9.8% in the quarter and year to date periods, respectively. The first half net sales improvement is largely due to improved market performance and the absence of the previously disclosed trade management strategy in India. Excluding currency fluctuations, net sales increased approximately 9% and 7% for the quarter and year to date periods, respectively.

For the full year 2005, appliance industry shipments are expected to increase approximately 1% to 2% in North America and flat to down 1% in Europe. The Company currently forecasts improving economic conditions in Latin America and expects overall demand in the appliance industry to increase 4% to 5% from last year’s level. Appliance industry shipments in the Asia region are expected to increase 3% to 5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Gross Margin

The Company’s gross margin percentage declined in the quarter and year to date periods driven by increased material costs, particularly in steel and resins, unfavorable currency fluctuations, and planned manufacturing downtime. The increased costs were partially mitigated by price increases and productivity improvements and cost control initiatives. The Company will continue to experience material cost pressures throughout the remainder of 2005; however, the impact of the global price increases and productivity improvements have helped mitigate the higher costs.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales improved in the quarter and year to date periods. The Company’s overall results were affected by higher freight and warehousing costs primarily in North America which were more than offset by selling, general and administrative cost reductions improving across regions. In 2004, the results were negatively impacted by the previously disclosed trade management strategy implemented in India and increased regional support costs, while Europe benefited from productivity improvements.

	Three Months Ended June 30				Six Months Ended June 30
(millions of dollars)	2005	As a % of Sales	2004	As a % of Sales	2005	As a % of Sales	2004	As a % of Sales
Selling, General & Administrative Expenses
North America	$270	12.2%	$258	12.3%	$512	12.2%	$495	12.4%
Europe	133	17.3	131	18.5	268	17.9	264	19.0
Latin America	57	11.5	58	14.7	112	12.0	103	13.4
Asia	25	20.4	22	20.0	48	22.1	44	22.1
Corporate/Other	48	—	47	—	95	—	94	—

Consolidated	$533	15.0%	$516	15.8%	$1,035	15.3%	$1,000	15.9%

Restructuring costs

Restructuring charges of $7 million and $14 million were recorded in the current and year to date period, respectively, and relate primarily to the global operating platform restructuring initiatives including consolidating sales organizations throughout Europe and shifting dishwasher and compressor capacity to lower cost regions.

Other Income (Expense)

Interest income and sundry income (expense) was $7 million unfavorable for the quarter and was $14 million unfavorable for the year to date period primarily due to the absence of prior year interest received on foreign tax audit settlements and non-income based tax expense in Europe. Interest expense increased $4 million and $5 million in the quarter and year to date periods, respectively, primarily due to higher interest rates and a shift in global borrowing positions. The primary impact was in Brazil which experienced both increased borrowing levels and higher interest rates on a year over year basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Income Taxes

The effective income tax rate was 29.5% for the quarter and 31.7% in the year to date period versus 37.0% in the year ago quarter and year to date period, respectively. The improvement to the effective tax rate versus last year is due primarily to global tax audit settlements, combined with tax planning initiatives and dispersion of global income.

Net Earnings

Net earnings for the current quarter were $96 million, or $1.42 per diluted share, versus $106 million, or $1.53 per diluted share in the year ago quarter. Net earnings for the year to date period were $182 million, or $2.69 per diluted share, versus $207 million, or $2.96 per diluted share in the prior year to date period. Performance was driven by improved price and mix, productivity improvements and cost controls offset by higher materials costs, particularly steel and resins, unfavorable currency fluctuations, and higher restructuring spending.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2005 and 2004 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities in the first six months of 2005 was $109 million compared to $82 million provided by operating activities in 2004. The increase in cash used in operations is primarily due to a decline in payables as a result of planned manufacturing reductions, particularly late in the second quarter, which triggered a corresponding reduction in procurement activity. Also contributing to the increase in cash used in the 2005 period was an increase in cash taxes paid and a decline in operating accounts, driven largely by the timing of promotional accruals.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the six months ended June 30, 2005 were $175 million compared to $131 million during the six months ended June 30, 2004. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, and replacement for normal wear and tear. The increase in capital expenditures in the 2005 period as compared to 2004 is due mainly to expenditures to support the Company’s global operating platform initiatives and innovation to support future growth. In 2004, proceeds from the sale of fixed assets resulted primarily from the sale and leaseback of a building within the Europe region.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Financing Activities

Cash provided by financing activities was $231 million in 2005 compared to cash used in financing activities of $23 million in 2004. Net borrowings increased $263 million from year-end due, in part, to seasonal working capital needs. Dividends paid to shareholders totaled $57 million and $59 million for the six months ended June 30, 2005 and 2004, respectively. Under its stock repurchase plan approved by the Board of Directors, the Company purchased $34 million (530,100 shares) in common stock during the six months ended June 30, 2005. See Part II, Item 2 for a table summarizing stock repurchases in the current quarter, and the approximate dollar value of shares that may be repurchased under the program. Partially offsetting these cash outflows were $33 million in proceeds from the exercise of Company stock options.

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

The financial position of the Company remained strong at June 30, 2005. Total assets were $8.2 billion and stockholders’ equity was $1.7 billion at June 30, 2005. Total assets remain relatively unchanged versus December 31, 2004, and the increase in equity is primarily attributed to net earnings retention for the six months of $125 million, partially offset by foreign currency items, which increased the accumulated other comprehensive loss.

On June 15, 2004, the Company announced that the Board of Directors authorized a new share repurchase program of up to $500 million. The share repurchases will be made from time to time in the open market as conditions warrant. The Company repurchased 530,100 shares of Whirlpool common stock during the quarter ended June 30, 2005.

The Company maintains a $1.2 billion five-year committed credit agreement, scheduled to mature in May 2009. This credit agreement supports commercial paper programs and other operating needs. Through June 30, 2005, there have not been any borrowings under this agreement. The Company is in full compliance with its bank covenants and none of its material debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

The Company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note G to the consolidated condensed financial statements. The Company does not expect these guarantees to have a material effect on its financial condition or liquidity.

The Company believes its capital resources and liquidity position at June 30, 2005 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally.

SUBSEQUENT EVENTS

On July 17, 2005, the Company announced that it had made a proposal to acquire Maytag Corporation for consideration valued at $17 per Maytag share, of which at least 50% would be paid in cash and the balance in shares of Company common stock. Maytag is currently party to a definitive merger agreement with Triton Acquisition Co. On July 22, 2005, the Company announced an increase in its proposal to $18 per share, a 29% premium to Maytag stockholders as compared to the Triton offer. On July 27, 2005, the Company announced that it has entered into a mutual confidentiality agreement with Maytag Corporation. The agreement allows the Company to immediately commence the due diligence phase of its proposed acquisition of Maytag.

On July 4, 2005, the Company’s leased warehouse facility in Kent, England was destroyed by fire. The fire destroyed the warehouse, as well as finished goods inventory and a small amount of fixed assets contained therein. The Company is in the process of determining the amount of the losses incurred. The Company is party to an insurance contract that is expected to cover the damaged inventory and equipment, subject to a $5 million deductible, as well as the business interruption resulting from the fire. The Company does not expect to be liable for losses associated with the leased warehouse.

OTHER MATTERS

On February 13, 2003, the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (“recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of July 2005, several major EU-member states were still in the drafting stage and had not passed national legislation. As a consequence, many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined. The Company is, therefore, presently unable to estimate the potential cost of complying with the directive.

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

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported that tax credit and, during 2003 and 2004, the Company calculated tax credits under this provision. The amount recorded as tax credits as of December 31, 2004 is approximately $22 million. The recorded tax credits are currently being challenged in Brazilian courts and at this point, the Company cannot reasonably estimate the potential impact, if any, to its consolidated financial position or consolidated results of operations.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company has considered the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of June 30, 2005, the Company has decided not to repatriate undistributed foreign earnings and therefore, has not provided for income taxes on undistributed foreign earnings.

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

Many factors could cause actual results to differ materially from the Company’s forward-looking statements. Among these factors are: (1) the cost of raw materials and components, especially steel and the impact of rising oil prices; (2) the financial impact of the Company’s announced price increases will be dependent upon such factors as the strength of the Company’s brands in the market place, the strength of consumer demand for the Company’s products, and other factors outside of the Company’s control such as the general economic conditions prevailing at the time the new pricing goes into effect; (3) rising worldwide transportation costs due to historically high and volatile oil prices, capacity constraints, and other factors; (4) the ability to gain or maintain market share in an intensely competitive global market; (5) the success of the Company’s global strategy to develop brand differentiation and brand loyalty; (6) the Company’s global operating platform initiatives; (7) the success of the Latin American businesses operating in challenging and volatile environments; (8) continuation of the Company’s strong relationship with Sears Holdings Corporation in North America, which accounted for approximately 17% of consolidated net sales of $13 billion in 2004; (9) currency exchange rate fluctuations; (10) social, economic and political volatility in developing markets; (11) continuing uncertainty in the North American, Latin American, Asian and European economies; (12) the effectiveness of the series of restructuring actions the Company has announced and/or completed through 2004; (13) U.S. interest rates; (14) new Asian competitors; (15) changes to the obligations as presented in the contractual obligations table; (16) changes in the funded position of the U.S. pension plans; (17) continued strength of the U.S. builder industry; (18) the threat of terrorist activities or the impact of war; (19) the Company’s estimate of its annual effective tax rate of approximately 31.7% and (20) the success of the Company’s proposal to acquire Maytag Corporation and, if the acquisition is completed, the impact of the acquisition and the Company’s ability to realize expected benefits.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2005

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s stock in the quarter ended June 30, 2005:

(millions of dollars, except number and price per share)

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2005 through April 30, 2005	272,500	$62.77	272,500	$482
May 1, 2005 through May 31, 2005	227,600	$64.94	227,600	$467
June 1, 2005 through June 30, 2005	30,000	$68.85	30,000	$465

	530,100	$64.04	530,100

The Company’s Board of Directors has authorized the repurchase of up to $500 million in common stock. This repurchase plan was authorized on June 15, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 20, 2005. At the meeting, the following items were voted on by shareholders:

a.	Messrs. Herman Cain, Jeff M. Fettig, Miles L. Marsh and Paul G. Stern were elected to a term to expire in 2008. Mr. Michael D. White was elected to a term to expire in 2007.

Nominee	For	Against	Withheld
Herman Cain	59,808,556	—	545,651
Jeff M. Fettig	58,856,132	—	1,498,075
Miles L. Marsh	58,905,203	—	1,449,004
Paul G. Stern	58,895,885	—	1,458,320
Michael D. White	59,696,589	—	657,618

Messrs. Gary T. DiCamillo, Allan D. Gilmour, Michael F. Johnston and Arnold G. Langbo and Ms. Kathleen J. Hempel and Ms. Janice D. Stoney each have terms of office as directors that continued after the 2005 Annual Meeting.

b.	The Whirlpool Corporation Nonemployee Director Equity Plan was approved.

For	Against	Abstentions	Broker Non-Votes
46,648,320	8,127,261	249,125	5,329,501

Item 6. Exhibits

a.	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/S/ ROY W. TEMPLIN
Roy W. Templin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 5, 2005