Form 10-Q
period 2005-09-30
WHIRLPOOL CORP /DE/
filed 2005-11-04
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at November 2, 2005
Common stock, par value $1 per share	67,465,586

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended September 30, 2005

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30

(millions of dollars except per share data)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net sales	$3,599	$3,318	$10,363	$9,588

EXPENSES:
Cost of products sold	2,831	2,604	8,175	7,462
Selling, general and administrative	554	526	1,588	1,525
Restructuring costs	12	5	26	6

	3,397	3,135	9,789	8,993

OPERATING PROFIT	202	183	574	595

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	1	(2)	(29)	(17)
Interest expense	(32)	(32)	(101)	(95)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	171	149	444	483

Income taxes	56	48	142	171

EARNINGS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	115	101	302	312

Equity in earnings (loss) of affiliated companies	—	—	1	(3)
Minority interests	(1)	—	(7)	—

NET EARNINGS	$114	$101	$296	$309

Per share of common stock:
Basic net earnings	$1.70	$1.53	$4.42	$4.56

Diluted net earnings	$1.66	$1.50	$4.35	$4.46

Dividends declared	$.43	$.43	$1.29	$1.29

Weighted-average shares outstanding (millions):
Basic	67.0	66.4	66.9	67.7
Diluted	68.3	67.6	68.1	69.3

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) September 30 2005	December 31 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$228	$243
Trade receivables, less allowances (2005: $95; 2004: $107)	2,065	2,032
Inventories	1,758	1,701
Prepaid expenses	81	74
Deferred income taxes	152	189
Other current assets	343	275

Total Current Assets	4,627	4,514

OTHER ASSETS
Investment in affiliated companies	28	16
Goodwill, net	168	168
Other intangibles, net	103	108
Deferred income taxes	326	323
Prepaid pension costs	343	329
Other assets	208	140

	1,176	1,084

PROPERTY, PLANT AND EQUIPMENT
Land	84	91
Buildings	1,064	1,073
Machinery and equipment	5,987	5,933
Accumulated depreciation	(4,669)	(4,514)

	2,466	2,583

Total Assets	$8,269	$8,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$287	$244
Accounts payable	2,108	2,297
Employee compensation	305	300
Deferred income taxes	47	57
Accrued expenses	849	811
Restructuring costs	14	13
Income taxes	86	110
Other current liabilities	130	146
Current maturities of long-term debt	368	7

Total Current Liabilities	4,194	3,985

OTHER LIABILITIES
Deferred income taxes	212	240
Pension benefits	395	367
Postemployment benefits	508	499
Other liabilities	224	256

Long-term debt	746	1,160

	2,085	2,522

MINORITY INTERESTS	97	68

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	91	90
Shares authorized - 250 million
Shares issued - 91 million (2005); 90 million (2004)
Shares outstanding - 67 million (2005); 67 million (2004)
Paid-in capital	812	737
Retained earnings	2,806	2,596
Accumulated other comprehensive income (loss)	(566)	(601)
Treasury stock - 24 million (2005); 23 million (2004)	(1,250)	(1,216)

Total Stockholders’ Equity	1,893	1,606

Total Liabilities and Stockholders’ Equity	$8,269	$8,181

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$1,254	$2,454	$(797)	$90	$(493)

Comprehensive income
Net earnings	101	101
Unrealized loss on derivative instruments	(2)		(2)
Other, principally foreign currency items	52		52

Comprehensive income	151

Common stock issued	4			—	4
Common stock repurchased	(1)				(1)
Dividends declared on common stock	(28)	(28)

Ending balance, September 30, 2004	$1,380	$2,527	$(747)	$90	$(490)

Beginning balance	$1,719	$2,721	$(619)	$90	$(473)

Comprehensive income
Net earnings	114	114
Unrealized gain on derivative instruments	16		16
Other, principally foreign currency items	37		37

Comprehensive income	167

Common stock issued	36			1	35
Common stock repurchased	—
Dividends declared on common stock	(29)	(29)

Ending balance, September 30, 2005	$1,893	$2,806	$(566)	$91	$(438)

	Nine Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance	$1,301	$2,276	$(757)	$88	$(306)

Comprehensive income
Net earnings	309	309
Unrealized gain on derivative instruments	4		4
Minimum pension liability adjustment	(12)		(12)
Other, principally foreign currency items	18		18

Comprehensive income	319

Common stock issued	69			2	67
Common stock repurchased	(251)				(251)
Dividends declared on common stock	(58)	(58)

Ending balance, September 30, 2004	$1,380	$2,527	$(747)	$90	$(490)

Beginning balance	$1,606	$2,596	$(601)	$90	$(479)

Comprehensive income
Net earnings	296	296
Unrealized gain on derivative instruments	22		22
Other, principally foreign currency items	13		13

Comprehensive income	331

Common stock issued	76			1	75
Common stock repurchased	(34)				(34)
Dividends declared on common stock	(86)	(86)

Ending balance, September 30, 2005	$1,893	$2,806	$(566)	$91	$(438)

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(millions of dollars)

	2005	2004
OPERATING ACTIVITIES
Net earnings	$296	$309
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
(Gain) loss on disposition of assets	(10)	2
Gain on disposition of business	(9)	—
Depreciation and amortization	334	336
Changes in assets and liabilities:
Trade receivables	(121)	(142)
Inventories	(102)	(344)
Accounts payable	(152)	140
Restructuring charges, net of cash paid	3	(25)
Taxes deferred and payable, net	(22)	47
Accrued pension	30	(1)
Other - net	22	(17)

Cash Provided By Operating Activities	$269	$305

INVESTING ACTIVITIES
Capital expenditures	$(295)	$(222)
Proceeds from sale of assets	22	30
Proceeds from sale of business	48	—
Acquisition of business	(45)	(2)

Cash Used In Investing Activities	$(270)	$(194)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	$30	$149
Repayments of long-term debt	(7)	(13)
Dividends paid	(86)	(87)
Purchase of treasury stock	(34)	(251)
Common stock issued under stock plans	68	55
Other	17	7

Cash Used For Financing Activities	$(12)	$(140)

Effect of Exchange Rate Changes on Cash and Equivalents	$(2)	$(1)

Decrease in Cash and Equivalents	$(15)	$(30)
Cash and Equivalents at Beginning of Period	243	249

Cash and Equivalents at End of Period	$228	$219

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2005 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2004 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

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

	Three Months Ended September 30		Nine Months Ended September 30
(millions of dollars, except per share data)	2005	2004	2005	2004
Compensation cost included in earnings as reported (net of tax benefits)	$2	$2	$7	$6
Pro forma total fair value compensation cost (net of tax benefits)	$3	$4	$10	$12

Net earnings
As reported	$114	$101	$296	$309
Pro forma	$113	$99	$293	$303
Basic net earnings per share
As reported	$1.70	$1.53	$4.42	$4.56
Pro forma	$1.69	$1.50	$4.37	$4.47
Diluted net earnings per share
As reported	$1.66	$1.50	$4.35	$4.46
Pro forma	$1.65	$1.47	$4.30	$4.37

Diluted net earnings per share of common stock include the dilutive effect of stock options and other stock-based compensation. For the three months ended September 30, 2005 and 2004, approximately 6,000 and 2,262,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the nine months ended September 30, 2005 and 2004, approximately 615,000 and 1,822,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Basic and diluted net earnings per share were calculated as follows:

	Three months ended		Nine months ended
(in millions)	Sept 30 2005	Sept 30 2004	Sept 30 2005	Sept 30 2004
Numerator for basic and diluted earnings per share - net earnings	$114	$101	$296	$309

Denominator for basic earnings per share - weighted-average shares	67.0	66.4	66.9	67.7
Effect of dilutive securities:
Stock-based compensation	1.3	1.2	1.2	1.6

Denominator for diluted earnings per share - adjusted weighted-average shares	68.3	67.6	68.1	69.3

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

NOTE B – NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payments.” SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123 (R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of SFAS No. 123 (R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123 (R) provides alternative methods of adoption, which include a modified prospective application and a modified retroactive application. The Company plans to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The Company does not expect the adoption to have a material impact on its results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets — an Amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The implementation of SFAS No. 153 did not have a material impact on its results of operations or financial position.

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) issued by the European Union (“EU”) on February 13, 2003. This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of November 2005, while many EU-member states have enacted legislation, several major EU-member states were still in the drafting process. As a result, final estimates regarding the financial impact from WEEE legislation on the Company cannot be performed at this time. The Company continues to evaluate the impact of the WEEE legislation as member states implement guidance.

NOTE C – GOODWILL AND OTHER INTANGIBLES

As of September 30, 2005 and December 31, 2004, the operating segments’ goodwill carrying amounts were as follows: North America $164 million and $164 million, respectively, and Latin America $4 million and $4 million, respectively.

The Company’s other intangible assets were comprised of the following:

(millions of dollars)	September 30 2005	December 31 2004
Trademarks (indefinite-lived)	$50	$53
Patents and non-compete agreements	2	3
Pension related	51	52

Total other intangible assets, net	$103	$108

The decline in trademarks and pension related intangible assets is due to currency fluctuations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Accumulated amortization totaled $4 million at September 30, 2005 and $3 million at December 31, 2004.

NOTE D – INVENTORIES

Inventories consist of the following:

(millions of dollars)	September 30 2005	December 31 2004
Finished products	$1,517	$1,410
Raw materials and work in process	360	410

	1,877	1,820

Less excess of FIFO cost over LIFO cost	(119)	(119)

	$1,758	$1,701

NOTE E – RESTRUCTURING CHARGES

The following represents a reconciliation of the changes in restructuring reserves through September 30, 2005:

(millions of dollars)	Balance January 1 2005	Charged to Earnings	Reversal of Prior Period Charges	Cash Utilization	Non-Cash Utilization	Translation	Balance September 30 2005
Restructuring
Termination costs	$13	$26	$—	$(23)	$—	$(2)	$14
Non-employee exit costs	$—	$—	$—	$—	$—	$—	$—

Total	$13	$26	$—	$(23)	$—	$(2)	$14

Restructuring Charges

Under Whirlpool’s ongoing global operating platform initiatives, the Company implemented certain restructuring initiatives to enhance Whirlpool’s brand position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

In addition to the global operating platform initiatives, the Company began to implement organizational initiatives designed to increase efficiencies in support functions throughout the Company.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The Company incurred pre-tax restructuring charges of $12 million and $26 million during the three and nine months ended September 30, 2005, respectively. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statements of Operations and primarily consist of severance costs. These charges relate primarily to salary workforce reorganization throughout Europe and shifting dishwasher and compressor capacity to lower cost regions. The Company expects to spend approximately $30 million during the last three months of 2005. The Company expects that it may eliminate up to 1,800 employees as a result of these initiatives. Approximately 750 individuals have left the Company since inception of these projects through September 30, 2005.

On a segment level, for the three and nine months ended September 30, 2005, respectively, the European region incurred pre-tax restructuring charges of approximately $11 million and $21 million, the North American region incurred zero and approximately $1 million, and the Latin America region incurred approximately $1 million and $4 million. For the three and nine months ended September 30, 2004 the European region incurred pre-tax restructuring charges of approximately $3 million and $4 million, the North America region incurred net pre-tax charges of $1 million and $1 million and the Latin America region incurred $1 million and $1 million.

Other Related Charges

There were no significant restructuring related charges incurred during the three and nine months ended September 30, 2005. The Company incurred zero and $5 million of restructuring related charges (all of which were recorded in the North American region) during the three and nine months ended September 30, 2004. These charges are included in the cost of products sold line item on the Company’s Consolidated Condensed Statements of Operations, and relate to the restructuring initiatives announced in December 2000.

NOTE F – STOCKHOLDERS’ EQUITY

On June 15, 2004, the Company’s Board of Directors authorized a share repurchase program of up to $500 million. The share repurchases will be made from time to time on the open market as conditions warrant. There were no shares repurchased in the third quarter of 2005. For the nine months ended September 30, 2005, the Company repurchased 530,100 shares of Whirlpool common stock in the open market at an aggregate purchase price of $34 million. During the quarter ended September 30, 2004, the Company repurchased 20,000 shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $1 million.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE G – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of September 30, 2005 and December 31, 2004, these amounts totaled $146 million and $184 million, respectively. The Company’s primary recourse related to these agreements would be legal or administrative collection efforts directed against the customers.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both September 30, 2005 and December 31, 2004, respectively. Outstanding bank indebtedness on credit facilities under guarantee totaled $154 million and $148 million at September 30, 2005 and December 31, 2004, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the period presented:

(millions of dollars)	2005
Balance at January 1, 2005	$165
Warranties issued	240
Settlements made	(264)
Other changes	(5)

Balance at September 30, 2005	$136

Current portion (included in other current liabilities)	80
Non-current portion (included in other liabilities)	56

Total	$136

Other changes consist of currency fluctuations and revisions to estimated costs associated with previously announced recall liabilities.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Commitments and Contingencies

The Company is currently a defendant in 10 purported class action lawsuits in eight states related to its Calypso clothes washing machine. Three of the original purported class actions have been dismissed and the remaining 10 cases are in various stages of discovery. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential and punitive damages. The Company believes these suits are without merit and intends to vigorously defend these actions. At this point, the Company cannot reasonably estimate a possible range of loss, if any.

Whirlpool is currently investigating a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002. Whirlpool currently estimates that its potential cost from this matter ranges from zero to $235 million, depending upon whether it is determined that some or all of the appliances must be repaired or replaced, whether the cost of any such corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether Whirlpool will be successful in recovering its costs from the supplier. In addition, Whirlpool could incur other costs arising out of this matter, which cannot currently be estimated but could be material.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE H – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and nine months ended September 30, 2005 and 2004 were:

Components of Net Periodic Benefit Cost - Three months ended September 30

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$20.9	$22.0	$3.1	$1.1	$3.8	$3.1
Interest cost	28.2	27.3	4.3	3.2	9.0	9.2
Expected return on plan assets	(38.4)	(39.9)	(1.8)	(1.7)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	2.3	4.7	0.1	0.1	(1.8)	(1.8)
Amortization of net loss	3.5	0.4	0.2	0.1	3.6	2.7
Settlements	—	9.3	—	—	—	—

Net periodic cost	$16.5	$23.8	$6.1	$3.0	$14.6	$13.2

Components of Net Periodic Benefit Cost - Nine months ended September 30

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2005	2004	2005	2004	2005	2004
Service cost	$62.7	$65.9	$9.3	$3.2	$11.4	$9.3
Interest cost	84.5	82.2	12.8	9.7	27.0	27.9
Expected return on plan assets	(115.2)	(119.7)	(5.2)	(5.0)	—	—
Amortization of transition obligation	—	—	0.6	0.5	—	—
Amortization of prior service cost	6.9	13.9	0.3	0.2	(5.4)	(4.9)
Amortization of net loss	10.5	1.4	0.7	0.4	10.8	8.1
Settlements	—	9.3	(2.3)	—	—	—

Net periodic cost	$49.4	$53.0	$16.2	$9.0	$43.8	$40.4

The expected rate of return on pension plan assets is 8.75% in 2005 and 2004.

The Company measured the effects of the Medicare Modernization Act of 2003 (the “Act”) following the guidance in FASB Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company has reflected the estimated federal subsidy under the Act as an actuarial gain, which reduced the existing unrecognized net loss. Net gains or losses are amortized over the participants’ future service periods. These changes caused the accumulated other postretirement benefit obligation to decrease by $103.7 million, and reduced the cost recognized by approximately $4 and $11 million for the three and nine months ended September 30, 2004, respectively. Consolidated results were also

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

impacted by accelerated recognition of $9 million in deferred pension expenses during the third quarter of 2004 which were triggered based on benefit disbursements from one of the Company’s smaller pension plans.

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

Employer Contributions – Millions of dollars	U.S. Pension	Foreign Pension
2005 (expected)	$15	$13

The Company expects to contribute $15 million to the U.S. pension plans during 2005 which represents the sum of $2 million of expected benefit payments from corporate cash for the unfunded pension plans and $13 million of voluntary contributions to its funded pension plans made in September 2005. The Company expects no minimum required contributions to its funded pension plans in 2005.

NOTE I - INCOME TAXES

Energy Policy Act of 2005

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the “2005 Energy Act”). The 2005 Energy Act includes a wide-range of energy efficient provisions that will ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits in 2006 and 2007 for the accelerated production of super-efficient washers, refrigerators and dishwashers to meet 2007 Energy Star standards. Whirlpool has historically, and will continue to, invest in innovative and energy efficient products for its customers. The manufacturers’ tax credit applies to U.S. produced appliances, a provision added by the Congress to promote domestic manufacturing. The Company anticipates that it will utilize the maximum allowable $75 million in tax credits over the two-year period.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company has considered the implications of the Act on repatriation of foreign earnings, which reduces the federal income tax rate on dividends from non-U.S. subsidiaries. The FASB issued FSP 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of September 30, 2005 the company is evaluating whether to utilize IRC Sec. 965. However, the tax impact of any distributions pursuant to “the Act” would be immaterial.

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

There were no material restructuring related charges incurred during the three and nine months ended September 30, 2005. For the three months ended September 30, 2004 there were no material restructuring related charges. For the nine months ended September 30, 2004, the North America operating segment recorded total restructuring related charges of $5 million.

The Company incurred pre-tax restructuring charges of $12 million and $26 million during the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004 the European region incurred pre-tax restructuring charges of approximately $3 million and $4 million, the North America region incurred net pre-tax charges of $1 million and $1 million and the Latin America region incurred $1 million and $1 million.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)

Three Months Ended September 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2005	$2,280	$811	$446	$95	$(33)	$3,599
2004	$2,069	$783	$426	$81	$(41)	$3,318

Intersegment sales
2005	$16	$122	$33	$55	$(226)	$—
2004	$15	$102	$40	$54	$(211)	$—

Depreciation and amortization
2005	$51	$23	$26	$4	$6	$110
2004	$55	$24	$24	$4	$3	$110

Operating profit (loss)
2005	$212	$48	$15	$(5)	$(68)	$202
2004	$187	$48	$17	$(10)	$(59)	$183

Total assets
September 30, 2005	$3,656	$2,677	$1,850	$532	$(446)	$8,269
December 31, 2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181

Capital expenditures
2005	$65	$20	$30	$2	$3	$120
2004	$54	$15	$20	$—	$2	$91

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)

Nine Months Ended September 30	North America	Europe	Latin America	Asia	Other and (Eliminations)	Consolidated
Net sales
2005	$6,465	$2,311	$1,382	$312	$(107)	$10,363
2004	$6,060	$2,167	$1,199	$278	$(116)	$9,588

Intersegment sales
2005	$38	$371	$105	$137	$(651)	$—
2004	$37	$347	$114	$114	$(612)	$—

Depreciation and amortization
2005	$149	$77	$83	$12	$13	$334
2004	$169	$74	$71	$11	$11	$336

Operating profit (loss)
2005	$581	$118	$71	$(14)	$(182)	$574
2004	$611	$114	$55	$(24)	$(161)	$595

Total assets
September 30, 2005	$3,656	$2,677	$1,850	$532	$(446)	$8,269
December 31, 2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181

Capital expenditures
2005	$172	$51	$58	$8	$6	$295
2004	$103	$53	$53	$7	$6	$222

NOTE K - WAREHOUSE FIRE

On July 4, 2005, one of the Company’s leased warehouse facilities in Kent, England was destroyed by fire. The fire destroyed the building, as well as finished goods inventory and property, plant and equipment contained therein and had a negative impact on the product availability and mix. The fire negatively impacted the third quarter ended September 30, 2005 by approximately $6 million, net of insurance proceeds. The net impact of recognized losses and related insurance proceeds is primarily reflected in the cost of goods sold line item in the Consolidated Condensed Statements of Operations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE L – SALE OF BUSINESS

The Company completed the sale of its 93% interest in Multibras da Amazonia S.A., an injection molding subsidiary located in Manaus, Brazil, to Flextronics Plasticos Ltda, in September 2005. Proceeds from the sale were $48 million. Included in the interest and sundry income line of the Company’s 2005 third quarter Consolidated Condensed Statement of Operations is a $9 million pre-tax gain on the sale of the interest. Whirlpool will continue to purchase certain products from Multibras da Amazonia S.A. The entity was not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

NOTE M – PENDING MAYTAG ACQUISITION

On August 22, 2005, Whirlpool entered into a definitive merger agreement with Maytag to acquire all outstanding shares of Maytag common stock. The aggregate transaction value, including the payment to Maytag stockholders of approximately $850 million in cash and between 9.2 million and 11.3 million shares of Whirlpool common stock and assumption of approximately $974 million of Maytag debt, reported as of September 30, 2005, is approximately $2.7 billion. The number of shares of Whirlpool common stock to be issued will depend on the volume weighted average trading prices of Whirlpool common stock during a twenty trading day period ending shortly before completion of the merger.

Whirlpool has sufficient resources to finance the acquisition and has received strong support from the banking sector. Whirlpool currently has a $1.2 billion, five-year committed credit facility, scheduled to mature in 2009. There have been no borrowings under this agreement. The acquisition and upcoming debt maturities of the combined company are expected to be financed through debt supported by current bank agreements and with new committed bank facilities.

The merger is subject to the approval of Maytag stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.

On September 29, 2005, Whirlpool filed a registration on Form S-4, including a preliminary prospectus/proxy statement, with the Securities and Exchange Commission. Maytag stockholders are expected to vote on the transaction on December 16, 2005. On October 8, 2005, Whirlpool and Maytag announced that the Antitrust Division of the Department of Justice had issued a request for additional information regarding the merger. Whirlpool and Maytag continue to expect the transaction to close as early as the first quarter of 2006, following approval from Maytag stockholders and regulatory clearance.

On August 22, 2005, Whirlpool paid Maytag $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Inc. This fee will be capitalized as part of the direct acquisition costs of Maytag. Whirlpool has agreed to pay up to $15 million to assist Maytag in retaining key employees while the merger is pending. Whirlpool also has agreed to pay Maytag a “reverse break-up fee” of $120 million under certain circumstances if the transaction cannot be closed due to an inability to obtain regulatory clearance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is a global manufacturer of major appliances worldwide with 2004 revenues of $13.2 billion and net earnings of $406 million. The Company’s four reportable segments are based on geography and consist of North America (61% of net sales), Europe (23% of net sales), Latin America (13% of net sales), and Asia (3% of net sales). The Company is the market-leading producer in North America and Latin America and has significant sales in Europe, India and China. Whirlpool’s brands and operations worldwide received recognition for accomplishments in a variety of business and social efforts, including energy efficiency leadership, community involvement, support of women’s issues, and excellence in design.

The Company’s growth strategy over the past several years has been to introduce innovative new products, enhance customer loyalty for its brands, continue to expand its global footprint, expand distribution channels and, where appropriate, make strategic acquisitions which enhance the Company’s innovative global product offering and efficiency.

Competition in the home appliance industry is intense. In addition to traditional competitors such as Electrolux, GE and Kenmore, there are new and expanding foreign competitors such as LG, Bosch, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices. On August 22, 2005, as discussed below, Whirlpool entered into an agreement to acquire Maytag. The transaction is subject to certain conditions. Whirlpool believes that its combination with Maytag will enhance its ability to respond to these competitive conditions, and will benefit trade customers and consumers of the combined company by generating significant cost savings that will enable it to continue to offer competitive prices across a wide array of products as well as increased quality and innovation.

The Company monitors country specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. Management also focuses on country, brand, product and channel sales, average sales values, and profitability when assessing and forecasting financial results. The Company intends to utilize its global manufacturing, procurement and technology footprint to strengthen Whirlpool’s brand leadership position in the global appliance industry.

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations summarize operating results for the three and nine months ended September 30, 2005 and 2004. All comparisons are to 2004, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in operating results.

Net Sales

Total units sold increased 1.9% for the quarter and remained relatively unchanged for the year to date period. Net sales increased 8.5% for the quarter, or approximately 6% excluding currency fluctuations, and 8.1% year to date, or approximately 5% excluding currency fluctuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

(millions of dollars)	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Net Sales:
North America	$2,280	$2,069	10.2%	$6,465	$6,060	6.7%
Europe	811	783	3.6%	2,311	2,167	6.6%
Latin America	446	426	4.7%	1,382	1,199	15.3%
Asia	95	81	17.3%	312	278	12.2%
Other/eliminations	(33)	(41)	—	(107)	(116)	—

Consolidated	$3,599	$3,318	8.5%	$10,363	$9,588	8.1%

Significant regional trends were as follows:

•	North America unit volumes increased approximately 4% for the quarter and remained flat for the year to date period. Volume increases were driven by continued consumer demand for the Company’s branded products, which more than offset lower shipments of product that is not branded with Whirlpool-owned brands (known as “OEM”). Net sales increased 10.2%, or approximately 9% excluding currency, and 6.7% or, approximately 6% excluding currency fluctuations, for the quarter and year to date periods, respectively.

•	European unit volumes increased 1.9% and 1.8% for the quarter and year to date periods, respectively, exceeding industry growth. Solid demand for the Whirlpool brand and continued momentum in the Company’s built-in appliance business drove the increase. Net sales increased 3.6% and 6.6% in the quarter and year to date periods, respectively. The strength of the Euro contributed to the increase in net sales on a year to date basis. Excluding currency fluctuations, net sales increased approximately 3% for both the quarter and year to date periods.

•	Latin America unit volumes decreased 14.3% and 1.6% for the quarter and year to date periods, respectively, driven by a sharp decline in appliance industry unit shipments of 17% in the quarter. Net sales increased 4.7% in the quarter and 15.3% in the year to date periods, respectively. Excluding currency fluctuations, net sales decreased 11% for the quarter and 1% year to date, respectively. Economic conditions remained fair for the year to date period, more specifically in Brazil. In September, Brazilian prime interest rates started to reduce and other key macro-economic indicators, such as employment and inflation, showed some improvement.

•	In Asia, unit shipments increased 13.6% and 7.6% in the quarter and year to date periods, respectively. The improvement is primarily related to industry growth and new product introductions. Net sales increased 17.3% and 12.2% in the quarter and year to date periods, respectively. The improvement was largely a result of the absence of the previously disclosed trade management strategy implemented in India in 2004, product mix of sales and the price increases implemented in 2005. Excluding currency fluctuations, net sales increased approximately 13% and 9% for the quarter and year to date periods, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

For the full year 2005, appliance industry shipments are expected to increase approximately 1% to 2% in North America and to be flat to down 1% in Europe. The Company currently forecasts Latin America demand in the appliance industry to be flat versus last year’s level. Appliance industry shipments in the Asia region are expected to increase 3% to 5%.

Gross Margin

The Company’s gross margin percentage declined in the quarter and year to date periods driven by increased material costs, particularly in steel and resins, as well as unfavorable currency fluctuations, increased incentive compensation expense and planned manufacturing downtime, as well as the fire in the U.K. warehouse. The increased costs were largely mitigated by price increases, productivity improvements and cost control initiatives. Material prices have increased approximately $110 million from last year’s third quarter and $480 million on a year to date basis. Within North America, material cost increases were mitigated by productivity improvements and price increases. Europe offset higher costs with strong productivity improvements, strength within the built-in appliance category and a favorable product mix. Latin America operations partially offset higher steel and oil related costs through increased pricing, productivity improvements and aggressive cost reductions. The Asia results benefited from price increases and favorable product mix which helped offset increased material costs. In addition, the results were improved due to the absence of the previously disclosed trade management strategy implemented in India in 2004. The Company continues to experience material cost pressures and expects this to continue throughout the remainder of 2005; however, the impact of the global price increases and productivity improvements is projected to exceed material cost increases in the fourth quarter 2005.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales improved in the quarter and year to date periods. The Company’s overall results were affected by increased freight and warehousing costs, primarily in North America and increased incentive compensation expense, which were more than offset by strong cost controls. In 2004, the results were negatively impacted by higher transportation costs in all regions, the previously disclosed trade management strategy implemented in India and increased regional support costs. Consolidated results were also impacted by accelerated recognition of $9 million in deferred pension expenses during the third quarter of 2004 which were triggered based on benefit disbursements from one of the Company’s smaller pension plans. These expenses were partially offset by cost controls and productivity within North America, Europe and Latin America as well as lower stock based and incentive compensation expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

(millions of dollars)	Three Months Ended September 30				Nine Months Ended September 30
	2005	As a % of Sales	2004	As a % of Sales	2005	As a % of Sales	2004	As a % of Sales
Selling, General & Administrative Expenses

North America	$280	12.3%	$260	12.6%	$792	12.3%	$754	12.5%
Europe	139	17.1	138	17.6	407	17.6	401	18.5
Latin America	60	13.5	57	13.4	172	12.4	160	13.4
Asia	22	23.2	22	26.9	70	22.4	65	23.5
Corporate/Other	53	—	49	—	147	—	145	—

Consolidated	$554	15.4%	$526	15.8%	$1,588	15.3%	$1,525	15.9%

Restructuring Costs

Restructuring charges of $12 million and $26 million were recorded in the current and year to date period, respectively, and consists of severance costs. These charges relate primarily to salary workforce reorganization throughout Europe and shifting dishwasher and compressor capacity to lower cost regions. Restructuring charges of $5 million and $6 million were recorded in the year ago quarter and year to date period, respectively. The increase in restructuring spending relates to the Company’s ongoing global operating platform initiatives.

Interest and Sundry Income (Expense)

Interest income and sundry income (expense) was $3 million favorable for the quarter and was $12 million unfavorable for the year to date period. A $9 million gain from the sale of a business in the Latin America region occurred in September affecting both the quarter and year to date figures. Also impacting the changes were; the absence of prior year interest received on foreign tax audit settlements and non-income based tax expense in Europe, offset by higher foreign currency losses on balance sheet positions on a year to date basis. Interest expense remained flat in the quarter and increased $6 million in the year to date periods, respectively. The increase is primarily due to higher interest rates and a shift in global borrowing positions. The primary impact was in Brazil which experienced both increased borrowing levels and higher interest rates on a year over year basis.

Income Taxes

The effective income tax rate was 32.5 percent for the quarter and 32.0 percent in the year to date period versus 32.2 percent and 35.5 percent in the year ago quarter and year to date period, respectively. The improvement to the effective tax rate versus last year is due primarily to global tax audit settlements combined with tax planning initiatives.

Net Earnings

Net earnings for the current quarter were $114 million, or $1.66 per diluted share, versus $101 million, or $1.50 per diluted share in the year ago quarter. Net earnings for the year to date period were $296 million, or $4.35 per diluted share, versus $309 million, or $4.46 per diluted share in the prior year to date period. Performance was driven by price increases, productivity improvements and administrative cost controls offset by higher materials costs, particularly steel and resins, unfavorable currency fluctuations, increased incentive compensation expense and higher restructuring spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2005 and 2004 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities in the first nine months of 2005 was $269 million compared to $305 million in 2004. The decrease in cash provided by operations is primarily due to a decline in payables as a result of lower production levels, particularly in Latin America, which triggered a corresponding reduction in procurement activity, offset by improvements in inventory and receivable figures over prior year. Also contributing to the decrease in cash provided by operating activities in the 2005 period was an increase in cash taxes paid.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the nine months ended September 30, 2005 were $295 million compared to $222 million in the prior year period. These expenditures are primarily for equipment and tooling driven by customer focused brand strategy, more efficient production methods, and replacement for normal wear and tear. The increase in capital expenditures in the 2005 period as compared to 2004 is due mainly to expenditures to support the Company’s global operating platform initiatives and innovation to support future growth. In 2005 and 2004, proceeds from the sale of fixed assets resulted primarily from the sale and leaseback of a building in the North America region and a building within the Europe region, respectively. Proceeds from the sale of a business of $48 million resulted from the sale of a non-core business in Latin America during the third quarter of 2005. See Note L to the Consolidated Condensed Financial Statements for additional information. Cash paid during the third quarter of 2005 in connection with the proposed Maytag acquisition totaled $45 million, primarily consisting of $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Inc.

Financing Activities

Cash used for financing activities was $12 million in 2005 compared to cash used for financing activities of $140 million in 2004. The change was driven primarily by a reduction of stock repurchases in the current year. Net borrowings increased $23 million from year-end due, in part, to seasonal working capital needs. Dividends paid to shareholders totaled $86 million and $87 million for the nine months ended September 30, 2005 and 2004, respectively. Under its stock

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

repurchase plan approved by the Board of Directors, the Company used $34 million (530,100 shares) and $251 million (3.7 million shares) to purchase common stock during the nine months ended September 30, 2005 and 2004, respectively. See Part II, Item 2 for a table summarizing stock repurchases in the current quarter, and the approximate dollar value of shares that may be repurchased under the program. Partially offsetting these cash outflows were $68 million in proceeds from the exercise of Company stock options compared to $55 million at September 30, 2004.

FINANCIAL CONDITION AND LIQUIDITY

Apart from its main source of liquidity, cash generated from operating activities, the Company seeks to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the Company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impacts the Company’s cash flows as a result of increased production in the first half of the year to meet increased demand in the summer months. The Company finances its working capital fluctuations primarily through the commercial paper markets in the U.S., Europe and Canada, which are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The Company has access to long-term funding in the U.S., European and other public bond markets.

The financial position of the Company remained strong at September 30, 2005. Total assets were $8.3 billion versus $8.2 billion and total stockholders’ equity at September 30, 2005 was $1.9 billion versus $1.6 billion at December 31, 2004, respectively. Total assets remain relatively unchanged versus December 31, 2004, however increases in balance sheet positions were due mainly to working capital increases, current assets and other assets increases reduced by decreases in property plant and equipment. The increase in equity is primarily attributed to net earnings retention for the nine months of $210 million for the nine months ended September 30, 2005.

On June 15, 2004, the Company announced that the Board of Directors authorized a new share repurchase program of up to $500 million. The share repurchases will be made from time to time in the open market as conditions warrant. During the nine months ended September 30, 2005 the Company repurchased 530,100 shares of Whirlpool common stock at an aggregate purchase price of $34 million. See Part II – Other Information, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds. There were no stock repurchases during the quarter ended September 30, 2005.

The Company maintains a $1.2 billion five-year committed credit agreement, scheduled to mature in May 2009. This credit agreement supports commercial paper programs and other operating needs. Through September 30, 2005, there have not been any borrowings under this agreement. The Company is in full compliance with its bank covenants and none of its material debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

The Company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note G to the consolidated condensed financial statements. The Company does not expect these guarantees to have a material effect on its financial condition or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

The Company believes its capital resources and liquidity position at September 30, 2005 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally. See Pending Maytag Acquisition for additional information.

During the nine months ended September 30, 2004, the Company announced that it planned to invest approximately $180 million to strengthen Whirlpool’s brand leadership position in the global appliance industry. Approximately $100 million of the investment was related to initiatives at the Company’s manufacturing facilities in the United States and the remainder was related to a washer production facility in Monterrey, Mexico, and the construction of a new refrigeration facility in Ramos Arizpe, Coahuilla, Mexico. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

PENDING MAYTAG ACQUISITION

On August 22, 2005, Whirlpool entered into a definitive merger agreement with Maytag Corporation (“Maytag”) to acquire all outstanding shares of Maytag common stock. The aggregate transaction value, including the payment to Maytag stockholders of approximately $850 million in cash and between 9.2 million and 11.3 million shares of Whirlpool common stock and assumption of approximately $974 million of Maytag debt reported as of September 30, 2005, is approximately $2.7 billion. The number of shares of Whirlpool common stock to be issued will depend on the volume weighted average trading prices of Whirlpool common stock during a twenty trading day period ending shortly before completion of the merger.

Whirlpool has sufficient resources to finance the acquisition and has received strong support from the banking sector. Whirlpool currently has a $1.2 billion, five-year committed credit facility, scheduled to mature in 2009. There have been no borrowings under this agreement. The acquisition and upcoming debt maturities of the combined company are expected to be financed through debt supported by current bank agreements and with new committed bank facilities.

Whirlpool currently expects the merger with Maytag to generate approximately $300 million to $400 million of annual pre-tax cost savings by the third year following completion of the merger. Efficiencies are expected to come from all areas across the value chain, including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas. Achieving these efficiencies will require one-time costs and capital investments currently estimated to be in the range of $350 million to $500 million, a majority of which currently are anticipated to be capitalized or accrued in purchase accounting. Whirlpool currently anticipates incurring these costs during the first two years following completion of the merger.

The merger is subject to the approval of Maytag stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions.

On September 29, 2005, Whirlpool filed a registration on Form S-4, including a preliminary prospectus/proxy statement, with the Securities and Exchange Commission. Maytag stockholders are expected to vote on the transaction on December 16, 2005. On October 8, 2005, Whirlpool and Maytag announced that the Antitrust Division of the Department of Justice had issued a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

request for additional information regarding the merger. Whirlpool and Maytag continue to expect the transaction to close as early as the first quarter of 2006, following approval from Maytag stockholders and regulatory clearance.

On August 22, 2005, Whirlpool paid Maytag $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Inc. Whirlpool has agreed to pay up to $15 million to assist Maytag in retaining key employees while the merger is pending. Whirlpool also has agreed to pay Maytag a “reverse break-up fee” of $120 million under certain circumstances if the transaction cannot be closed due to an inability to obtain regulatory clearance.

OTHER MATTERS

On July 4, 2005, one of the Company’s leased warehouse facilities in Kent, England was destroyed by fire. The fire destroyed the building, as well as finished goods inventory and property, plant and equipment contained therein and had a negative impact on the product availability and mix. The fire negatively impacted the third quarter ended September 30, 2005 by approximately $6 million, net of insurance proceeds. The net impact of recognized losses and related insurance proceeds is primarily reflected in the cost of goods sold line item in the Consolidated Condensed Statements of Operations.

On February 13, 2003 the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (“recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of November 2005, while many EU-member states have enacted legislation, several major EU-member states were still in the drafting process. As a consequence many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined. As a result, final estimates regarding the financial impact from WEEE legislation on the Company cannot be performed at this time. The Company continues to evaluate the impact of the WEEE legislation as member states implement guidance.

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

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the “2005 Energy Act”). The 2005 Energy Act includes a wide-range of energy efficient provisions that will ensure that conservation and efficiency are a central component to the United States energy strategy. Whirlpool has historically, and will continue to, invest in innovative and energy efficient products for its customers. Among the many provisions of this legislation are manufacturers’ tax credits in 2006 and 2007 for the accelerated production of super-efficient washers, refrigerators and dishwashers to meet 2007 Energy Star standards. The manufacturers’ tax credit applies to U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

produced appliances, a provision added by the Congress to promote domestic manufacturing. The Company anticipates that it will utilize the maximum allowable $75 million in tax credits over the two-year period.

During the quarter, the Company began implementation of a comprehensive plan with the objectives of simplifying the Company’s legal structure to better support Whirlpool’s business needs and permit tax-efficient repatriation of offshore cash. This plan will allow for the effective use of future foreign tax credits that may result in a financial statement tax benefit.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company has considered the implications of the Act on repatriation of foreign earnings, which reduces the federal income tax rate on dividends from non-U.S. subsidiaries. The FASB issued FSP 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of September 30, 2005 the company is evaluating whether to utilize IRC Sec. 965. However, the tax impact of any distributions pursuant to “the Act” would be immaterial.

The Company is currently a defendant in 10 purported class action lawsuits in eight states related to its Calypso clothes washing machine. Three of the original purported class actions have been dismissed and the remaining 10 cases are in various stages of discovery. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty based on the allegations that the washing machines have various defects. There are no allegations of any personal injury, catastrophic property damage, or safety risk. The complaints generally seek unspecified compensatory, consequential and punitive damages. The Company believes these suits are without merit and intends to vigorously defend these actions. At this point, the Company cannot reasonably estimate a possible range of loss, if any.

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Whirlpool is currently investigating a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002. More information is available in footnote Note G of this report.

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, and material and oil-related costs for the full year 2005, as well as expectations as to the closing of the proposed merger with Maytag Corporation. Many risks and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 17% of Whirlpool’s 2004 consolidated net sales of $13 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) industry demand, which reflects factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and the level of mortgage refinancing; (4) the ability of Whirlpool to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform and acceleration of the rate of innovation; (5) fluctuations in the cost of key materials (including steel, oil, plastic resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (6) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (7) changes in market conditions, health care cost trends and pending regulation that could increase future funding obligations for pension and post-retirement benefit plans; (8) the cost of compliance with environmental and health and safety regulations, including new regulations in Europe regarding appliance disposal; (9) potential exposure to product liability claims, including the outcome of Whirlpool’s previously-announced investigation of a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002; (10) the impact of labor relations; (11) Whirlpool’s ability to obtain and protect intellectual property rights; (12) the ability of Whirlpool to manage foreign currency and its effective tax rate; (13) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic markets, including uncertainty and disruptions arising from natural disasters, including

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

possible effects of recent U.S. hurricanes, or terrorist activities; and (14) risks associated with operations outside the U.S. Other such factors relate to Whirlpool’s pending merger with Maytag Corporation, including (1) the ability of Whirlpool and Maytag to satisfy the conditions to closing (including Maytag shareholder approval and regulatory approval); (2) the effect on Maytag’s business of the pending transaction; and (3) in the event the merger is completed, Whirlpool’s ability to integrate the business of Maytag on a timely basis and realize the full anticipated benefits of the merger within the current estimate of costs.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended September 30, 2005

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s stock in the quarter ended September 30, 2005:

(millions of dollars, except shares and price per share)

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2005 through July 31, 2005	—	$—	—	$465
August 1, 2005 through August 31, 2005	—	$—	—	$465
September 1, 2005 through September 30, 2005	—	$—	—	$465

Total	—	$—	—

The Company’s Board of Directors has authorized the repurchase of up to $500 million in common stock. This repurchase plan was authorized on June 15, 2004. There were no repurchases of the Company stock in the quarter ended September 30, 2005.

Item 6. Exhibits

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

November 4, 2005