Form 10-K
period 2005-12-31
WHIRLPOOL CORP /DE/
filed 2006-03-01
CIK 106640

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-3932

WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	38-1490038 (I.R.S. Employer Identification No.)
2000 North M-63, Benton Harbor, Michigan (Address of principal executive offices)	49022-2692 (Zip Code)

Registrant's telephone number, including area code (269) 923-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	Chicago Stock Exchange and New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange and New York Stock Exchange
7 3/4% Debentures due 2016	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (check one)
Large Accelerated Filer    ☒                    Accelerated Filer    ☐                    Non-Accelerated Filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,561,751,600.

        On February 22, 2006, the registrant had 68,035,716 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant's proxy statement for the 2006 annual meeting of stockholders (the "Proxy Statement")	Part III

PART I

ITEM 1. Business.

        Whirlpool Corporation, a leading global manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. The Company manufactures in 12 countries under nine principal brand names and markets products to distributors and retailers in more than 170 countries. As of December 31, 2005, the Company had approximately 66,000 employees.

        As used herein, and except where the context otherwise requires, the terms "Company" and "Whirlpool" include Whirlpool Corporation and its consolidated subsidiaries.

Products and Markets

        The Company manufactures and markets a full line of major appliances and related products, primarily for home use. The Company's principal products are laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, room air-conditioning equipment, and mixers and other small household appliances. The Company also produces hermetic compressors for refrigeration systems.

        The following table sets forth information regarding the total net sales contributed by each class of similar products which accounted for 10% or more of the Company's consolidated net sales in 2005, 2004, and 2003.

		Year ended December 31 (millions of dollars)
Class of Similar Products	Percent in 2005
		2005	2004	2003
Home Laundry Appliances	31%	$4,425	$4,070	$3,856
Home Refrigerators and Freezers	32%	$4,506	$3,879	$3,465
Home Cooking Appliances	15%	$2,186	$2,021	$1,903
Other	22%	$3,200	$3,250	$2,952

Net Sales	100%	$14,317	$13,220	$12,176

        In North America, the Company markets and distributes major home appliances under a variety of brand names. In the United States, the Company markets and distributes products under the Whirlpool, KitchenAid, Roper, Estate, and Inglis brand names primarily to retailers, distributors, and builders. KitchenAid portable appliances, such as mixers, are sold directly to retailers. Major home appliances are marketed in Canada under the Inglis, Admiral, Speed Queen, Whirlpool, Roper, and KitchenAid brand names. In Mexico, major home appliances are marketed under the Whirlpool, Acros, KitchenAid, Estate, Roper, and Supermatic brand names. Some products are sold by the Company to other manufacturers and retailers for resale in North America under those manufacturers' and retailers' respective brand names. The Company has manufacturing facilities in the United States and Mexico.

        The Company is a major supplier to Sears of laundry, refrigerator, dishwasher, and trash compactor home appliances. Some of the products that the Company supplies to Sears are marketed by Sears under Sears' Kenmore brand name. Sears is also a major outlet for the Company's Whirlpool and KitchenAid brand products. In 2005, approximately 16% of the Company's consolidated net sales were attributable to sales to Sears.

        In Whirlpool's European region, the Company markets and distributes its major home appliances under the Whirlpool, Bauknecht, Ignis, Laden, and Polar brand names and its portable appliances under the KitchenAid brand name. In addition to its extensive operations in Western Europe, the Company has sales subsidiaries in Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, and Morocco, and representative offices in Russia, Ukraine, Kazakhstan, and Slovenia. The Company markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa. Whirlpool's European operations also sell products carrying the Whirlpool, Bauknecht, and Ignis brand names to distributors and dealers in Africa and the Middle East. The Company has manufacturing facilities in France, Germany, Italy, Poland, Slovakia, South Africa, and Sweden.

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

        In Asia, the Company has organized the marketing and distribution of its major home appliances into four operating groups: (1) Greater China, which includes mainland China, Hong Kong, and Taiwan; (2) South Asia, which includes India, Bangladesh, Sri Lanka, and Nepal; (3) Oceania, which includes Australia, New Zealand, and Pacific Islands; and (4) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, and Japan. The Company markets and sells its products in Asia under the Whirlpool, KitchenAid, Bauknecht, and Ignis brand names by a combination of direct sales to appliance retailers and chain stores, and through full-service distributors to a large network of retail stores. In Asia, the Company has manufacturing facilities in China and India.

Competition

        Competition in the home appliance industry is intense. In addition to traditional competitors such as Electrolux, GE, Kenmore, and Maytag, there are new and expanding foreign competitors such as LG, Bosch, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices. In most major markets throughout the world, 2005 was a challenging year for the industry with continued unprecedented rising costs in the areas of steel and other metals, oil based materials such as resins, and transportation. Competition in the Company's markets is based upon a wide variety of factors, including, principally, cost, selling price, distribution and other financial incentives (such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms), performance, innovation, product features, and quality. The Company believes that it can best compete in the current environment by increasing productivity, lowering costs, introducing innovative new products, enhancing trade customer and consumer value with its product offerings, continuing to expand its global footprint, expanding trade distribution channels and, where appropriate, taking other efficiency-enhancing measures.

        In addition, on August 22, 2005, as discussed below, Whirlpool entered into an agreement to acquire Maytag Corporation ("Maytag"), for which regulatory approval is pending. Whirlpool believes that its combination with Maytag will enhance its ability to respond to these competitive conditions, and will benefit trade customers and consumers of the combined company by generating significant cost savings that will enable it to continue to offer competitive prices across a wide array of products as well as increased quality and innovation.

Other Information

        The Company is generally not dependent upon any one source for raw materials or purchased components essential to its business. In those areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment, although some unanticipated costs may be incurred in transitioning to a new supplier where a prior single supplier is abruptly terminated. While there have been continued significant cost pressures in some areas, such as metals and oil based materials, and significant demand for certain components, the Company believes such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

        Patents presently owned by the Company are considered, in the aggregate, to be valuable to the Company. The Company is the owner of a number of trademarks in the U.S. and foreign countries. The most important trademarks owned by the Company in North America are Whirlpool, KitchenAid, Estate, Roper, and Acros. The most important trademarks owned by the Company in Europe are Whirlpool, Bauknecht, and Ignis. In Latin America, the most important trademarks owned by the Company are Whirlpool, Brastemp, and Consul. The most important trademark owned by the Company in Asia is Whirlpool. The Company also receives royalties from licensing its trademarks to third parties to sell and service certain products bearing the Whirlpool and KitchenAid brand names.

        Expenditures for Company-sponsored research and development relating to new products and the improvement of existing products were approximately $339 million in 2005, $315 million in 2004, and $285 million in 2003.

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

        The Company believes that it is in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which it has manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or the Company's competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide amounted to approximately $28 million in 2005, $28 million in 2004, and $26 million in 2003. It is estimated that in 2006, environmental capital expenditures and expenses for manufacturing operations will be approximately $27 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2006.

        Globally, the entire major home appliance industry, including the Company, must contend with the adoption of stricter governmental energy and environmental standards to be phased in over the next several years. These include the general phase-out of ozone depleting chemicals used in refrigeration and energy standards rulemakings for other selected major appliances produced by the Company. Compliance with these various standards, as they become effective, will require some product redesign. However, the Company believes, based on its understanding of the current state of proposed regulations, that it should be able to develop, manufacture, and market products that comply with these regulations. Additionally, on February 13, 2003, the Waste Electrical and Electronic Equipment Directive ("WEEE") was published in Europe. Among other provisions, WEEE stipulates that "producers" be responsible for the cost of collection, disposal, and recycling of waste for many electrical and electronic products as of August 13, 2005. For more information on WEEE, see Note 2 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

        The Company has been notified by state and federal environmental protection agencies of its possible involvement in a number of "Superfund" sites in the United States. However, based upon evaluation of the facts and circumstances relating to these sites by the Company and its technical consultants, the Company does not presently anticipate any material adverse effect upon the Company's earnings, financial condition, or competitive position arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters.

        For information about the challenges and risks associated with the Company's foreign operations, see "Risks Relating to our Business" under Item 1A below.

        For certain other financial information concerning the Company's business segments and foreign and domestic operations, see Notes 1 and 15 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

        For information on the Company's global restructuring plans, see Note 11 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

        For information on product recalls, see Note 12 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

Pending Maytag Acquisition

        On August 22, 2005, Whirlpool entered into a definitive merger agreement with Maytag to acquire all outstanding shares of Maytag common stock. The aggregate transaction value, including the payment to Maytag stockholders of approximately $850 million in cash and between 9.2 million and 11.3 million shares of Whirlpool common stock and assumption of approximately $972 million of Maytag debt (based on Maytag stock, exercisable stock options, and debt reported outstanding as of December 31, 2005), is approximately $2.7 billion. The number of shares of Whirlpool common stock to be issued will depend on the volume weighted average trading prices of Whirlpool common stock during a twenty trading day period ending shortly before completion of the merger. The transaction was approved by Maytag shareholders on December 22, 2005 and is pending regulatory clearance as discussed below.

        Whirlpool has sufficient resources to finance the acquisition. The acquisition and upcoming debt maturities of the combined company are expected to be financed initially through commercial paper supported by existing bank agreements and with new committed bank facilities as discussed in "Management's Discussion and Analysis" contained in the Financial Supplement to this report. The Company expects to eventually refinance a portion of its commercial paper in the capital markets.

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

        The merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. On December 1, 2005, Whirlpool and Maytag announced that they had certified substantial compliance with the Antitrust Division of the Department of Justice in response to a request for additional information ("second request") and had agreed not to close the proposed merger before February 27, 2006, without the Antitrust Division's concurrence, recognizing that the Antitrust Division could request additional time for review. On February 13, 2006, Whirlpool and Maytag announced that they agreed with the Antitrust Division to a limited extension of time to complete the review of the proposed merger. The companies have agreed not to close the transaction before March 30, 2006 without the Antitrust Division's concurrence.

        Whirlpool and Maytag are working closely with the Department of Justice and continue to cooperate fully with its investigation and respond promptly to its inquiries.

        On August 22, 2005, Whirlpool paid Maytag $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Co. Whirlpool has agreed to pay up to $15 million to assist Maytag in retaining key employees while the merger is pending. Whirlpool also has agreed to pay Maytag a "reverse break-up fee" of $120 million under certain circumstances if the transaction cannot be closed due to an inability to obtain regulatory clearance.

Executive Officers of the Registrant

        The following table sets forth the names of the Company's executive officers on January 1, 2006, the positions and offices with the Company held by them on such date, the year they first became executive officers, and their ages on January 1, 2006:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	48
David L. Swift	Director and President, Whirlpool North America	2001	47
Michael A. Todman	Director and President, Whirlpool International	2001	48
Marc R. Bitzer	Executive Vice President and President, Whirlpool Europe	2006	40
Mark K. Hu	Executive Vice President and President, Whirlpool Asia	2005	52
Paulo F. M. Periquito	Executive Vice President and President, Latin America	1997	59
Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	45
Michael D. Thieneman	Executive Vice President and Chief Technology Officer	1997	57
W. Timothy Yaggi	Executive Vice President, Market Operations, North America	2006	45

        Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2006 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of the executive officers of the Company has held the position set forth in the table above or has served the Company in various executive or administrative capacities for at least the past five years, except for (a) Mr. Swift, who, prior to joining the Company in October 2001, for the previous 20 years held various executive or administrative positions with the Eastman Kodak Company (photographic equipment and supplies), the most recent being President, Kodak Professional Group, (b) Mr. Templin, who, prior to joining the Company in July 2003, for the previous 12 years held various financial and executive positions with Kimball International, Inc. (office furniture), the most recent being Vice President, Finance and Chief Accounting Officer, and (c) Mr. Hu, who, prior to joining the Company in January 2004, for the previous seven years held various executive or administrative positions with Philips Electronics N.V., the most recent being Senior Vice President and General Manager, Philips Lighting East Asia.

Available Information

        Financial results and investor information (including Whirlpool's Form 10-K, 10-Q and 8-K reports) can be accessed through Whirlpool's website at www.whirlpoolcorp.com; click on the "Investors" tab, and then click on "SEC Filings." Copies of Whirlpool's Form 10-K, 10-Q, and 8-K reports, as well as amendments to them, are available free of charge through Whirlpool's website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A. Risk Factors.

        This report contains statements referring to Whirlpool that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition, liquidity, and the impact of the pending merger with Maytag. Words such as "may," "will," "should," "plan," "predict," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, the merger, or our businesses, identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

Risks Relating to Our Business

        We face intense competition in the home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our business segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, including an increasing number of foreign-based competitors, which have strong consumer brand equity. Several, such as LG, Samsung, and Bosch, are large well-established companies that rank among the Global Fortune 150 and have demonstrated a commitment to North America through competitive imports and North American production. The elements of competition include cost, selling price, distribution and other financial incentives (such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms), performance, innovation, product features, and quality. In particular, in the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.

        The loss of or decline in sales to any of our key trade customers, including Sears, Lowe's, and Best Buy, could adversely affect our financial performance. We sell to a customer base characterized by sophisticated and powerful trade customers that have significant leverage as buyers over their suppliers. Most of our products are sold through purchase orders and not through long-term contracts, which facilitates the trade customers' ability to change volume among suppliers to obtain competitive terms. As the trade customers continue to consolidate and become larger, our trade customers may seek to use their position to improve their profitability, including through improved efficiency, lower pricing and increased promotional programs. If we are unable to respond by meeting their requirements, our profitability or volume growth could be negatively affected. We have been a principal supplier of home appliances to Sears for many years. In 2005, approximately 16% of Whirlpool's consolidated net sales of $14 billion were attributable to Sears. Although no other customer accounted for greater than 10% of consolidated net sales in 2005, other customers may account for more than 10% of our consolidated net sales in future periods. It should also be noted Maytag has reported that in 2005, approximately 10% of Maytag's consolidated net sales were attributable to Sears and approximately 14% to Home Depot. The loss of, or decline in volume of, sales to Sears, Lowe's, Best Buy or any other trade customers to which we sell a significant amount of products could adversely affect our financial performance. Additionally, any loss of market share by any such trade customers could have a negative impact on our financial performance.

        Our business could be adversely affected by changes in economic conditions. Demand for our products is generally affected by a number of economic factors, including, but not limited to, gross domestic product, consumer interest rates, consumer confidence, retail trends, housing starts, sales of existing homes, and the level of mortgage refinancing. A decline in economic activity in the United States and any other markets in which we operate could adversely affect our financial condition and results of operation.

        Our financial performance could be adversely affected by an inability to effectively execute and manage our business objectives. The highly competitive nature of our industry requires that we effectively execute and manage our business including our global operating platform initiative, which aims to reduce costs, drive productivity and quality improvements and accelerate our rate of innovation. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating changes in customer preferences and on successful new product and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and timely identify, develop, manufacture, market and sell new or improved products in these changing markets.

        Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our profits. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals such as copper and zinc. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. During 2005, our business incurred approximately $530 million of higher material and oil-related costs. Continued significant increases in these and other costs in the future could materially affect our profits.

        Our global business performance could be affected by the ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities. We use a wide range of materials and components in the global production of our products and use numerous suppliers to provide materials and components. We generally do not have guaranteed supply arrangements with our suppliers and some key parts may be available only from a single supplier or a limited group of suppliers. Operations at suppliers' facilities are subject to disruption for a variety of reasons, including but not limited to work stoppages, fire, earthquake, flooding, or other natural disasters. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our revenue and earnings performance.

        Our financial results could be adversely affected by significant differences between actual results and estimates of the amount of future funding for our pension plans and post-retirement health care benefit programs, significant changes in funding assumptions, or significant increases in funding obligations if pending U.S. pension reform legislation is adopted. We have both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of our North American employees and certain foreign employees. We also have unfunded post-retirement health care benefit plans for eligible retired employees. The funding obligations for our U.S. pension plans, which are our principal pension plans, are governed by the Employee Retirement Income Security Act of 1974 (ERISA).

        As of December 31, 2005, our projected benefit obligations under our pension plans and post-retirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.28 billion ($576 million of which was attributable to pension plans and $701 million to post-retirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and post-retirement health care benefit plans are based on various assumptions. These include, among others, the discount rates, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond market returns, and medical assets and health care cost trend rates.

Significant differences in results or significant changes in assumptions may materially affect our post-retirement obligations and related future expense.

        Pension reform legislation is pending in Congress including, among other things, proposals for new funding targets, changes to Pension Benefit Guaranty Corporation premiums, and restrictions on nonqualified benefit payments to certain employees in situations where the plan fails to meet certain minimum funding thresholds. If any of these legislative proposals are enacted into law, our funding obligations to the U.S. pension plans could be increased, which could adversely affect our financial results.

        It should be noted that as of December 31, 2005, Maytag's reported projected benefit obligations under its pension plans and post-retirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.33 billion ($580 million of which was attributable to pension plans and $751 million to post-retirement health care programs).

        We may be adversely affected by environmental, and health and safety laws and regulations. We are subject to various laws and regulations relating to the protection of the environment and human health and safety. We incur and will continue to incur capital and other expenditures to comply with these regulations. Complying with recently passed and enacted regulations in Europe such as the WEEE directive may increase our costs and adversely affect our ability to sell certain products in Europe, which could negatively affect our financial performance. Additionally, we could be subjected to future liabilities, fines, or penalties, or the suspension of product production for failing to comply with environmental regulations. If cleanup obligations arise at any of our manufacturing sites or if more stringent environmental laws are imposed in the future, we could be adversely affected.

        We may be adversely affected by product liability claims. We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may be required to recall or redesign such products. There can be no assurance that our insurance coverage against certain product liability claims will continue to be available on acceptable terms or that such coverage will be adequate for liabilities actually incurred. We also face certain class action litigation regarding allegedly defective products that are not covered by insurance. A successful claim in excess of, or outside of, our available insurance coverage may have a material adverse effect on our financial performance. In addition, any claim or product recall that results in significant adverse publicity may also negatively affect our business, financial condition or results of operations.

        Lastly, we are currently investigating a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002. We currently estimate that the potential cost from this matter could be in the range of $0 to $235 million, depending on numerous factors, such as whether some or all of the appliances must be repaired or replaced, whether the supplier will bear the cost of any corrective action, whether we will initially bear the cost of any corrective action, and if we initially bear the cost of any corrective action, whether we will be successful in recovering those costs from the supplier at a later date. In addition, we could incur other costs arising out of this matter, which cannot currently be estimated but could be material.

        Our global business could be negatively impacted by a deterioration in labor relations. As of December 31, 2005, we had approximately 66,000 employees. Of those employees, approximately 60% are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We cannot be assured that at some point we will not be subject to work stoppages by some of our employees and, if such events were to occur, that there would not be a material adverse effect on our business, financial condition or results of operations. Further, we cannot be assured that we will be able to renew the various collective bargaining agreements on the same or similar terms, or at all, which could affect our business, financial condition or results of operation.

        Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brands. We consider our intellectual property rights, including patents, trademarks and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.

        We have applied for patent protection in the United States and other jurisdictions with respect to certain innovative and new products, product features, and processes. We cannot be assured that any of our patent applications will be approved by the U.S. Patent and Trademark Office or any other jurisdiction. Additionally, the patents we own could be challenged, invalidated or designed around by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, the laws of certain foreign countries in which we do business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. As a result, our competitive advantage with respect to our products, services, and brands could be reduced in foreign jurisdictions, which could adversely affect our financial performance.

        Moreover, while we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, brands, products or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

        Foreign currency fluctuations may affect our financial performance. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. The value of our revenue, earnings and cash flows from our foreign operations are affected by changes in the functional currencies of those operations. We use currency forwards and options to manage our foreign currency transaction exposures but do not directly hedge our exposure on translation of reported earnings. As a result, we cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

        If we cannot manage the additional challenges presented by our international operations, our financial performance may suffer. For the year ended December 31, 2005, we derived approximately 40% of our net sales from outside of North America, including 14% in Latin America, 3% in Asia, and 22% in Europe. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

  •
  Changes in foreign country regulatory requirements;

  •
  Various import/export restrictions and the availability of required import/export licenses;

  •
  Imposition of foreign tariffs and other trade barriers;

  •
  Political, legal and economic instability;

  •
  Foreign currency exchange rate fluctuations;

  •
  Inflation;

  •
  Work stoppages and disruptions in the shipping of imported and exported products;

  •
  Government price controls;

  •
  Extended payment terms and the ability to collect accounts receivable; and

  •
  The ability to repatriate cash.

        Additionally, we are subject to the Foreign Corrupt Practices Act which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

        Terrorist attacks, armed conflicts, natural disasters and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers, both in the United States and elsewhere.

Risks Relating to the Pending Maytag Acquisition

        Our inability to complete the merger for regulatory or other reasons, or our inability to close the transaction in a timely manner, could adversely affect our financial performance. The Antitrust Division of the Department of Justice is reviewing the proposed merger and we cannot be assured that the proposed merger will obtain regulatory clearance or that the other conditions to closing will be satisfied. We currently expect the merger with Maytag will enhance our ability to compete by generating approximately $300 to $400 million of annual pre-tax savings by the third year following completion of the merger. Failure to close the merger would prevent us from realizing the expected synergies and would also subject us to substantial additional costs. In connection with the transaction, Whirlpool has paid $40 million to reimburse Maytag for its payment of a fee to terminate its prior agreement with Triton Acquisition Holding Co. and has agreed to pay Maytag up to $15 million to assist Maytag in retaining key employees while the merger is pending (irrespective of whether the merger occurs), as well as a "reverse break-up fee" of $120 million under certain circumstances if the transaction cannot be closed due to an inability to obtain regulatory clearance. In addition, Whirlpool has and will incur other significant transaction-related costs.

        Maytag is subject to business uncertainties while the merger is pending which may subsequently adversely affect our business after the merger is completed. Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Maytag and consequently on us once the transaction is completed. These uncertainties may impair Maytag's ability to retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Maytag to defer purchases or other decisions concerning Maytag, or to seek to change existing business relationships with Maytag. If key employees depart because of uncertainty about their future roles and the potential complexities of integration, we could be harmed following completion of the merger.

        Whirlpool may be unable to successfully integrate the businesses of Maytag in a timely manner which may affect our ability to realize the full anticipated benefits of the merger. The merger involves the integration of two companies that have previously operated independently. As with every merger, there are potential difficulties of combining the companies' businesses. These may include the integration of Maytag's sales and marketing, distribution, manufacturing, engineering, finance, and administrative operations, both domestic and international, with and into our operations. Our process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations of these businesses could have an adverse effect on our business, results of operations, financial condition or prospects after the merger.

        We expect certain efficiencies to arise from the merger, generating certain cost savings, and expect that achieving these efficiencies will require one-time costs and capital investment currently estimated to be in the range of $350 million to $500 million. Achievement of these benefits will depend in part upon how and when our business is integrated with Maytag and whether there are any additional costs incurred in connection with the integration. If the anticipated benefits are not realized fully or in a timely manner, or if there are significant additional costs, our financial results could be adversely affected.

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        The Company's principal executive offices are located in Benton Harbor, Michigan. On December 31, 2005, the Company's principal manufacturing operations were carried on at 40 locations worldwide, 30 of which are located in 11 countries outside the United States, primarily in the European region, and to a lesser extent in Asia, Latin America, and Mexico. The Company occupied a total of approximately 51.7 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 21.1 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3. Legal Proceedings.

        Information with respect to legal proceedings can be found under the heading "Contingencies" in Note 7 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 22, 2006, the number of holders of record of the Company's common stock was approximately 7,438.

        High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Company's common stock for each quarter during the years 2005 and 2004 are set forth below:

Market Price	High	Low	Close
4Q 2005	$86.52	$67.89	$83.76
3Q 2005	$85.70	$69.01	$75.77
2Q 2005	$74.05	$60.78	$70.11
1Q 2005	$71.25	$61.53	$67.73
4Q 2004	$69.77	$54.53	$69.21
3Q 2004	$68.88	$58.15	$60.09
2Q 2004	$70.98	$61.05	$68.60
1Q 2004	$80.00	$66.60	$68.87

        Cash dividends declared on the Company's common stock for each quarter during the years 2005 and 2004 are set forth in Note 16 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

        There were no repurchases of Company stock by the Company or any affiliated purchaser in the fourth quarter of 2005.

ITEM 6. Selected Financial Data.

        The selected financial data for the five years ended December 31, 2005 with respect to the following line items are shown under the "Eleven Year Consolidated Statistical Review" contained in the Financial Supplement to this report: Total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        See "Management's Discussion and Analysis" contained in the Financial Supplement to this report.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Information with respect to market risk can be found under the caption "Market Risk" in "Management's Discussion and Analysis" contained in the Financial Supplement to this report.

ITEM 8. Financial Statements and Supplementary Data.

        The Consolidated Financial Statements of the Company are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2005 and 2004 is set forth in Note 16 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures.

        Disclosure controls and procedures.    The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Company's filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Prior to filing this report, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

        Management's report on internal control over financial reporting.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Whirlpool included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this report. Whirlpool's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in Whirlpool's Consolidated Financial Statements contained in the Financial Supplement to this report under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

        Changes in internal control over financial reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information.

        There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that was not previously reported.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        Information regarding the Company's executive officers is included in Item 1 of Part I of this report.

        Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance—Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

        There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors since March 18, 2005, the date of the Company's last proxy statement.

        The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer

(controller). The text of the Company's code of ethics is posted on its website at www.whirlpoolcorp.com; click on the "Governance" tab, and then click on "Code of Ethics." The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the Company's website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Larry M. Venturelli
Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 2800
Benton Harbor, MI 49022-2692
Telephone: (269) 923-4678

        Whirlpool has also adopted written charters for its Audit, Finance, Human Resources, and Corporate Governance and Nominating Committees, and Corporate Governance Guidelines, all of which are posted on the Company's website at www.whirlpoolcorp.com; click on the "Governance" tab, then click on "Board of Directors," and then click on "Committee Charters." Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11. Executive Compensation.

        Information with respect to compensation of executive officers and directors of the Company can be found under the captions "Executive Compensation," "Stock Option Grants and Related Information," "Stock Option Exercises and Holdings," "Long-Term Incentive Awards," "Agreements with Executive Officers and Related Party Transactions," "Retirement Benefits," "Human Resources Committee Interlocks and Insider Participation," and "Compensation of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership by any person(s) known to the Company to beneficially own more than 5% of the Company's stock and by each director of the Company, each named executive officer of the Company, and all directors and executive officers of the Company as a group, can be found under the captions "Security Ownership" and "Beneficial Ownership" in the Proxy Statement, which is incorporated herein by reference.

        Information relating to securities authorized under equity compensation plans can be found under the caption "Equity Compensation Plan Information" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions can be found under the caption "Agreements with Executive Officers and Related Party Transactions" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services.

        Information relating to the Company's auditors and the Audit Committee's pre-approval policies can be found under the caption "Matters Relating to Independent Registered Public Accounting Firm" in the Proxy Statement, which is incorporated herein by reference. The "Audit Committee Report" is not incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

  (a)
  The following documents are filed as a part of this report:

  1.
  The financial statements and related notes, and reports of management and the independent registered public accounting firm, listed in the Table of Contents to the Financial Supplement to this report. Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

  2.
  "Schedule II - - Valuation and Qualifying Accounts" contained in the Financial Supplement to this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  3.
  The exhibits listed in the "Exhibit Index" attached to this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        WHIRLPOOL CORPORATION

        (Registrant)

By:	/s/ ROY W. TEMPLIN Roy W. Templin Executive Vice President and Chief Financial Officer	March 1, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

JEFF M. FETTIG* Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
DAVID L. SWIFT* David L. Swift	Director and President, Whirlpool North America
MICHAEL A. TODMAN* Michael A. Todman	Director and President, Whirlpool International
/s/ ROY W. TEMPLIN Roy W. Templin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
LARRY M. VENTURELLI* Larry M. Venturelli	Vice President and Controller (Principal Accounting Officer)
HERMAN CAIN* Herman Cain	Director
GARY T. DICAMILLO* Gary T. DiCamillo	Director
ALLAN D. GILMOUR* Allan D. Gilmour	Director
KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director

MICHAEL F. JOHNSTON* Michael F. Johnston	Director
ARNOLD G. LANGBO* Arnold G. Langbo	Director
PAUL G. STERN* Paul G. Stern	Director
JANICE D. STONEY* Janice D. Stoney	Director
MICHAEL D. WHITE* Michael D. White	Director

*By:	/s/ DANIEL F. HOPP Daniel F. Hopp	Attorney-in-Fact	March 1, 2006

Whirlpool Corporation

Financial Supplement
to 2005 Annual Report on Form 10-K, and
to 2006 Proxy Statement

Table of Contents

Management's Discussion and Analysis of Financial Condition and Results of Operations	F-2
Consolidated Statements of Operations	F-23
Consolidated Balance Sheets	F-24
Consolidated Statements of Cash Flows	F-25
Consolidated Statements of Changes in Stockholders' Equity	F-26
Notes to Consolidated Financial Statements	F-27
Eleven-Year Consolidated Statistical Review	F-56
Reports of Management and Independent Registered Public Accounting Firm	F-58
Schedule II — Valuation and Qualifying Accounts	F-62

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is a global manufacturer of major home appliances with 2005 revenues of $14.3 billion and net earnings of $422 million. The Company's four reportable segments are based on geography and consist of North America (61% of revenue), Europe (22% of revenue), Latin America (14% of revenue), and Asia (3% of revenue). The Company is a leading producer of major home appliances in North America and Latin America and has a significant presence in markets throughout Europe, India and China. Whirlpool received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

The Company's growth strategy over the past several years has been to introduce innovative new products, enhance customer recognition of its brands, continue to expand its global footprint, expand distribution channels and, where appropriate, make strategic acquisitions which enhance the Company's cost competitiveness, innovative global product offering and efficiency.

Competition in the home appliance industry is intense worldwide. In the U.S., in addition to traditional competitors such as Electrolux, GE, Kenmore and Maytag, there are new and expanding foreign competitors such as LG, Bosch, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices. On August 22, 2005, Whirlpool entered into an agreement to acquire Maytag, for which regulatory approval is pending. The transaction is subject to certain conditions. Whirlpool believes that its' combination with Maytag will enhance its ability to respond to these competitive conditions, and will benefit trade customers and consumers of the combined company by generating significant cost savings that will enable it to continue to offer competitive prices across a wide array of products as well as increased product quality and innovation.

The Company monitors country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. Management also focuses on country, brand, product and channel sales, average sales values, and profitability when assessing and forecasting financial results. The Company intends to utilize its global manufacturing, procurement and technology footprint to enhance Whirlpool's position in the global appliance industry.

Management's Discussion and Analysis discusses, among other things, the results of operations, cash flows, financial condition and liquidity, contractual obligations and forward-looking cash requirements, critical accounting policies and estimates, new accounting pronouncements, market risk and the nature of, and risk associated with forward-looking statements contained herein. In addition, the Company has included comments regarding regional business unit performance, where appropriate.

RESULTS OF OPERATIONS

 The Consolidated Statements of Operations present the Company's operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting changes in the Company's financial condition and results of operations and should be read along with the Consolidated Financial Statements.

NET SALES

 The total number of units, which includes primarily major and small appliances, sold in 2005 increased 1.3% over 2004. Consolidated net sales increased 8.3% over 2004. Excluding currency fluctuations, net sales increased approximately 6%. Total number of units sold in 2004 increased 4.9% over 2003. Consolidated 2004 net sales increased 8.6% over 2003. Excluding currency fluctuations, net sales increased approximately 6%. The tables below present units sold and net sales by region.

In thousands	2005	Change	2004	Change	2003
Units Sold
North America	27,572	0.8%	27,353	4.6%	26,146
Europe	12,351	2.1	12,100	4.4	11,591
Latin America	4,979	1.5	4,904	14.9	4,269
Asia	2,212	3.1	2,145	(8.6)	2,346
Other/Eliminations	(18)	—	(17)	—	(37)

Consolidated	47,096	1.3%	46,485	4.9%	44,315

Millions of dollars	2005	Change	2004	Change	2003
Net Sales
North America	$8,913	8.0%	$8,254	4.8%	$7,875
Europe	3,160	3.2	3,062	13.8	2,691
Latin America	1,962	17.2	1,674	24.0	1,350
Asia	422	10.5	382	(8.2)	416
Other/Eliminations	(140)	—	(152)	—	(156)

Consolidated	$14,317	8.3%	$13,220	8.6%	$12,176

Significant regional trends were as follows:

•
In 2005, North America unit volumes increased approximately 1% as compared to the 2004 period reaching record levels. Volume increases, driven by continued consumer demand for the Company's new product innovations, were partially offset by lower OEM shipments. Net sales increased 8% during 2005, or approximately 7% excluding currency fluctuations, to a record $8.9 billion. The higher net sales were driven by the combination of cost-based price adjustments and volume increases in the Whirlpool and KitchenAid brands during 2005. In 2004, North America unit volumes increased 4.6% as compared to 2003, due to higher sales growth in Whirlpool and KitchenAid branded products combined with strong Canadian performance. Net sales increased 4.8% as compared to 2003, to $8.3 billion. Currency fluctuations did not materially impact net sales comparisons.

•
In 2005, Europe unit volumes increased 2.1%, reaching record levels and outpacing industry growth. Solid demand for Whirlpool branded products and continued strong performance within the Company's built-in appliance business drove the increase. Net sales increased 3.2%, to a record $3.2 billion in 2005. Currency did not have a material impact on sales during the year. In 2004, Europe unit volumes increased 4.4%, ahead of industry growth, as compared to 2003, driven largely by strong Whirlpool brand performance and expansion of the Company's built-in appliance business. Europe's net sales increased 13.8%, or approximately 3% excluding currency fluctuations. Overall market share improved due to Whirlpool brand performance and new product introductions.

•
In 2005, Latin America unit volumes increased 1.5% versus 2004, due mainly to increases in the Brazilian appliance market. Net sales increased 17.2% as compared to 2004, or approximately 6% excluding currency fluctuations, to $2.0 billion, due primarily to increased unit volumes and cost-based price adjustments on compressors and appliances. Strong demand for home appliances in Latin America during 2004 resulted in a 14.9% increase in unit volumes versus 2003. Economic conditions within Brazil were strong during 2004 driven by GDP expansion, lower unemployment and positive real wage growth. Net sales increased 24% in the region during 2004, and were approximately 20% higher excluding currency fluctuations, due to market share gains, strong volume, cost-based price adjustments and favorable product mix.

•
In 2005, Asia unit volumes increased 3.1% as compared to 2004, driven mainly by industry growth and new product introductions. Net sales improved 10.5%, or approximately 8% excluding currency fluctuations, due largely to an improved product mix and cost-based price adjustments implemented in 2005. In 2004, Asia unit volumes declined 8.6% versus 2003 with a corresponding decline in net sales of 8.2%. Excluding currency fluctuations, net sales declined approximately 12%. Management's decision to implement a trade inventory reduction strategy in India negatively impacted 2004 volume and sales. The strategy change improves the speed, flexibility and overall efficiency within sales and distribution processes, and enables the Company to launch new product introductions more frequently and faster to the market.

GROSS MARGIN

 The consolidated gross margin percentage in 2005 decreased 40 basis points versus 2004. Consolidated results in 2005 were significantly impacted by higher material and oil-related cost increases which were mitigated by the combination of cost-based price adjustments and productivity improvements. Consolidated gross margin also benefited from the Brazilian government's export incentive program ("Befiex") tax credits (See Critical Accounting Policies and Estimates to this Management's Discussion and Analysis of Financial Condition and Results of Operations) and was negatively impacted by higher incentive compensation.

The consolidated gross margin percentage in 2004 decreased 90 basis points versus 2003 due primarily to second half material cost increases and global pricing pressures. These increases were partly mitigated by higher volume and record levels of controllable productivity.

The table below outlines the gross margin percentages by region.

	2005	Change		2004	Change		2003
Gross Margin
North America	21.1%	(0.8)	pts	21.9%	(0.7)	pts	22.6%
Europe	23.0	(0.7)		23.7	0.1		23.6
Latin America	19.5	2.5		17.0	(2.6)		19.6
Asia	17.3	0.4		16.9	(3.8)		20.7

Consolidated(1)	21.3%	(0.4)	pts	21.7%	(0.9)	pts	22.6%

(1)
Restructuring charges included in Consolidated, excluded from regions.

Significant regional trends were as follows:

•
The 2005 North America gross margin decreased 80 basis points as compared to 2004, largely due to higher material and oil-related costs. Results also reflect the impact of cost-based price adjustments, productivity improvements and higher incentive compensation. The 2004 gross margin decreased 70 basis points compared to 2003, due primarily to higher material costs for steel and resins. In addition, the market continued to experience increased pricing pressures during 2004. Margin declines were partially offset by higher volume, productivity improvements and some cost-based price adjustments.

•
The 2005 Europe gross margin decreased 70 basis points as compared to 2004, largely driven by higher material and oil-related costs, partially offset by increased productivity, an improved product mix and, to a lesser extent, a gain on the sale of assets. In 2004, Europe gross margin improved slightly versus 2003 as productivity improvements and sales volume more than offset pricing pressure. European operations continue to realize savings from ongoing restructuring efforts in Europe.

•
The 2005 Latin America gross margin increased 250 basis points as compared to 2004, as the combination of cost-based price adjustments, increased productivity and Befiex tax credits more than offset higher material and oil-related costs, unfavorable currency and increased incentive compensation. In 2004, Latin America gross margin declined 260 basis points versus 2003, due primarily to higher material costs for steel and resins. Higher costs were partially offset by increased volume and cost-based price adjustments on both appliances and compressors and favorable product mix.

•
The 2005 Asia gross margin increased 40 basis points as compared to 2004, due to improved product mix, productivity improvements and cost-based price adjustments partially offset by higher material and oil-related costs. Asia gross margin declined 380 basis points versus 2003 due primarily to the trade inventory reduction strategy in India and regional pricing pressures.

SELLING, GENERAL AND ADMINISTRATIVE

In 2005, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, declined 50 basis points as compared to 2004, as administrative cost reductions and scale efficiencies offset higher freight and warehousing costs and incentive compensation in North America and Latin America. Europe results primarily reflect the positive impact from administrative productivity improvements and business scale. The Asia region also benefited from scale efficiencies. The consolidated selling, general and administrative expenses in 2004, as a percent of consolidated net sales, remained relatively unchanged versus 2003. Higher freight rates in North and Latin America in 2004 were partially offset by productivity in other non-logistic areas. Europe results reflect the positive impact from administrative productivity improvements and business scale. The increase in Asia's selling, general and administrative expenses as a percent of sales in 2004 was due primarily to lower overall sales and higher administrative support costs. In 2003, higher pension and freight costs in North America were partially offset by cost controls on discretionary spending. The European increase in 2003 was a result of expense reclassification into selling, general and administrative expenses while Latin America's improvement was primarily driven by lower bad debt expense in 2003. Asia's higher selling, general and administrative expenses as a percent of sales in 2003 were due to higher operating reserves. The table below outlines the selling, general and administrative expenses as a percentage of sales by region.

Millions of dollars	2005	As a % of Sales	2004	As a % of Sales	2003	As a % of Sales
Selling, General & Administrative
North America	$1,073	12.0%	$1,031	12.5%	$970	12.3%
Europe	563	17.8	560	18.3	510	19.0
Latin America	256	13.0	220	13.1	175	13.0
Asia	96	22.7	89	23.4	79	19.0
Other/Eliminations	211	—	189	—	186	—

Consolidated(1)	$2,199	15.3%	$2,089	15.8%	$1,920	15.8%

(1)
Restructuring-related charges included in Consolidated, excluded from regions.

RESTRUCTURING

Restructuring initiatives resulted in charges of $57 million, $15 million and $3 million in 2005, 2004 and 2003, respectively. These amounts have been identified as a separate component of operating profit. The Company expects to expense up to $100 million for restructuring during 2006.

At December 31, 2005, a liability of $6 million remains for actions yet to be completed under the global restructuring plan that was originally announced in December of 2000. The remaining liability pertains to lease exit costs. The restructuring plan included the elimination of over 7,100 positions worldwide, of which substantially all had left the Company through December 31, 2005. See Note 11 to the Consolidated Financial Statements for a more detailed description of these charges and the Company's restructuring program.

INTEREST AND SUNDRY INCOME/EXPENSE

 Interest and sundry expense increased by $51 million versus 2004. The primary drivers of this increase were an increase in legal reserves of approximately $21 million, higher foreign currency losses on balance sheet positions, the absence of prior year interest received on foreign tax audit settlements in Latin America and a $9 million gain on the sale of a partial interest in an equity investment during 2004. Interest and sundry expense for 2004 decreased $27 million compared to 2003. The improvement was primarily attributable to lower losses of $17 million on foreign currency balance sheet positions, primarily in Europe, and a $9 million gain on the sale of a partial interest in an equity investment in Latin America.

INTEREST EXPENSE

 Interest expense in 2005 increased $2 million as compared to 2004. The increase was due primarily to higher interest rates and a shift in global borrowing positions. The primary impact was in Brazil, which experienced both increased borrowing levels and higher interest rates on a year over year basis. The interest expense reduction during 2004 of $9 million was attributable to a lower overall U.S. interest rate environment, a decrease in borrowings in countries with higher interest rates, primarily Europe, and maturity of the $200 million 9% Debentures in March 2003, which was replaced with lower rate debt.

INCOME TAXES

 The effective income tax rate was 28.6% in 2005, 33.9% in 2004 and 35.0% in 2003. A primary driver of the effective tax rate reduction during 2005 was the realization of foreign tax credits associated with a comprehensive plan that simplified the Company's legal structure, thereby permitting the tax-efficient repatriation of offshore cash via foreign tax credits. Additional items impacting the effective tax rate during all periods presented included the settlement of global tax audits and the overall dispersion of global income. (See the income tax rate reconciliation included in Note 13 to the Consolidated Financial Statements for a description of the significant items impacting the consolidated effective income tax rate.)

EQUITY IN EARNINGS (LOSS) OF AFFILIATED COMPANIES AND MINORITY INTERESTS

 Changes in equity in earnings (loss) of affiliated companies and minority interests reflect higher earnings in Latin America and India in 2005 and lower earnings in Latin America and India during 2004.

NET EARNINGS

 Net earnings were $422 million in 2005 versus $406 million and $414 million in 2004 and 2003, respectively. 2005 earnings were impacted by cost-based price adjustments, productivity improvements, administrative cost controls and a reduction in the effective tax rate. These items were partially offset by significantly higher material costs (particularly steel and resins), unfavorable currency fluctuations, increased incentive compensation expense, higher restructuring spending and increased legal reserves. 2004 earnings were significantly impacted by increases in material and logistics costs, particularly in the second half of the year. The higher costs in 2004 were partially offset by productivity improvements, lower foreign currency losses on balance sheet positions, an effective tax rate reduction, lower financing costs, and reduced minority interest earnings.

Millions of dollars, except per share data	2005	2004	2003
Net earnings	$422	$406	$414
Diluted net earnings per share	$6.19	$5.90	$5.91

FORWARD-LOOKING PERSPECTIVE

 During 2005, the Company incurred approximately $530 million of higher material and oil-related costs. In response to these increases, the Company introduced new innovative products, improved productivity, reduced discretionary costs and implemented global cost-based price adjustments in key regions around the world. The combination of these actions contributed to the ability of the Company to deliver a record year of results.

The Company expects positive earnings momentum to continue during 2006. New product introductions, productivity improvements, continued expansion of the Company's global operating platform and strong cost controls are expected to more than offset continued increases in material and oil-related costs.

In 2006, the Company will launch the largest number of new products to market in its history. The Company's innovation product pipeline continues to grow, consumer and trade response to its new offerings has been positive, and the Company continues to consistently execute its strategy of delivering consumer-relevant innovation to markets worldwide.

North America and Europe, the Company's two largest segments, expect 2006 industry growth of approximately 2 to 3% and 1 to 2%, respectively.

Macro-economic conditions in Latin America are expected to remain positive during 2006 and the Company expects industry shipments to increase 6 to 8%.

The Company expects industry shipments within Asia to increase 5 to 7% in 2006.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. ("Embraco"), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex. These incentives allowed the use of credits as an offset against current Brazilian federal excise tax on domestic sales. During the fourth quarter of 2005, the Company recognized $23 million in export credits. The Company recognized no credits in 2004 and credits of $5 million in 2003. The credits are treated as a reduction of current excise taxes payable and, therefore, as an increase in net sales. At December 31, 2005, the Company's remaining credits are approximately $600 million after adjusting for currency fluctuations and a monetary adjustment. Currently, the Company is unable to recognize these credits but is exploring possible strategies which may permit future recognition of these credits.

CASH FLOWS

 The Consolidated Statements of Cash Flows reflect the changes in cash and equivalents for the last three years by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

 Whirlpool's main source of liquidity is cash generated from operating activities, consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

The Company's cash provided by operating activities in 2005 increased $87 million over 2004. Cash provided by operating activities benefited from lower inventories, reduced pension contributions and higher accrued expenses for payroll, incentive compensation, restructuring and promotional spending. Results were partially offset by higher accounts receivable balances due mainly to higher sales and lower payables primarily a result of lower inventory levels. Cash flow was also negatively impacted by a decrease in net taxes payable of $105 million, due, in part, to a reduction in tax expense. In 2004, cash provided by operating activities benefited from lower after-tax pension contributions of approximately $62 million and lower restructuring spending of approximately $56 million. In 2004, cash flow was negatively impacted by higher working capital requirements of about $70 million, driven largely by material cost increases and higher inventory levels to support higher volumes and increased trans-regional shipments. In 2003, cash provided by operating activities benefited from higher earnings, primarily within our European and North American business segments, as well as continued improvement in working capital management. Cash flow was negatively impacted by a voluntary after-tax pension contribution to the Company's U.S. pension plans of $97 million. The 2003 cash flow was also negatively impacted by restructuring spending, primarily related to 2002 projects, as well as the timing of promotional payments.

The Company's free cash flow was $412 million versus $241 million for the years ended December 31, 2005 and 2004, respectively.

The table below reconciles cash provided by operating activities determined in accordance with accounting principles generally accepted in the U.S. ("GAAP") to free cash flow, a non-GAAP measure. Management believes that free cash flow provides both management and shareholders with a relevant measure of liquidity and a useful basis for assessing the Company's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures but whose calculations may differ from the Company's calculations. As defined by the Company, free cash flow is cash provided by operating activities after capital expenditures, proceeds from the sale of business/assets and dividends paid. The following is a reconciliation of cash provided by operating activities to free cash flow.

	Year ended December 31
Millions of dollars	2005	2004
Cash Provided by Operating Activities	$881	$794
Capital expenditures	(494)	(511)
Proceeds from sale of business/assets	141	74
Dividends paid	(116)	(116)

Free cash flow	$412	$241

Beginning in 2006, the Company will exclude dividends paid from the definition of free cash flow.

Investing Activities

 The principal recurring investing activities are property additions, which were $494 million, $511 million and $423 million in 2005, 2004 and 2003, respectively. These expenditures are primarily for equipment and tooling, driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. Expenditures are also made to support the Company's global operating platform footprint moves to lower cost locations as well as replacement, regulatory and infrastructure changes.

In each of 2005, 2004 and 2003, Whirlpool entered into separate sale-leaseback transactions whereby the Company sold and leased back certain of its owned properties. Proceeds related to the sale-leaseback of four properties in 2005, net of related fees, were approximately $67 million. In 2004, proceeds related to sale-leasebacks of six properties, net of related fees, were approximately $66 million. In 2003, proceeds related to the sale-leaseback of four properties, net of related fees, were approximately $65 million.

Cash proceeds of $48 million resulted from the sale of a non-core business in Latin America during 2005. See Note 4 to the Consolidated Financial Statements for additional information.

Cash paid in 2005 in connection with the proposed Maytag acquisition totaled $77 million, primarily consisting of $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Co. and $37 million of professional fees incurred in connection with the proposed acquisition. These costs have been capitalized and are recognized in the other assets line within the Company's Consolidated Balance Sheet. If consummation of the transaction does not occur, the costs will be reclassified to expense.

On November 18, 2002, the Company acquired the remaining 20% interest in Whirlpool Narcissus Shanghai Company Limited ("Narcissus") for $9 million. Subsequent to the purchase, Narcissus was renamed Whirlpool Home Appliance (Shanghai) Co. Ltd. In accordance with the purchase agreement, 40% of the purchase price was paid during 2002, 40% was paid during 2003 and the remaining 20% was paid during 2004.

Financing Activities

 Total repayments of short-term and long-term debt, net of new borrowings, were $131 million, $58 million and $208 million in 2005, 2004 and 2003, respectively.

During March 2003, the Company redeemed its $200 million 9% Debentures using short-term notes payable.

Dividends paid to stockholders totaled $116 million, $116 million and $94 million in 2005, 2004 and 2003, respectively.

Under its stock repurchase programs, Whirlpool used $34 million, $251 million, and $65 million to purchase approximately 0.5 million, 3.7 million and 1 million shares of common stock in 2005, 2004, and 2003, respectively. See Note 9 to the Consolidated Financial Statements for additional detail on the Company's stock repurchase program.

The Company also redeemed $33 million in preferred stock of its discontinued finance company, Whirlpool Financial Corporation, in 2003. See Note 6 to the Consolidated Financial Statements for additional detail on the Whirlpool Financial Corporation preferred stock.

Whirlpool received proceeds of $102 million in 2005, $64 million in 2004 and $65 million in 2003 related to the exercise of Company stock options. The Company's stock option program is discussed in Notes 1 and 10 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

 The Company's objective is to finance its business through an appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the Company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impact the Company's cash flows, with increased production in the first half of the year to meet increased demand in the summer months. The Company finances its working capital needs primarily through the commercial paper markets in the U.S., Europe and Canada. These commercial paper programs are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The Company has access to long-term funding in the U.S., European and other public bond markets.

The Company's financial position remains strong. At December 31, 2005 and 2004, Whirlpool's total assets were $8.2 billion. Stockholders' equity increased from $1.6 billion at the end of 2004 to $1.7 billion at the end of 2005. The increase in equity is primarily attributed to net earnings retention and proceeds received from the exercise of stock options. These increases were offset by decreases in equity due to minimum pension liability adjustments and share repurchases.

The Company's overall debt levels have decreased since 2004. Cash flows from operations and proceeds from sales of assets/businesses have been used to repay debt, fund capital expenditures and pay dividends.

On December 2, 2005, the Company entered into an Amended and Restated Long Term Five-Year Credit Agreement (the "Amended and Restated Credit Agreement") by and among the Company, certain other borrowers, the lenders referred to therein, Citibank N.A., as administrative agent and fronting agent, JPMorgan Chase Bank, N.A., as syndication agent, and ABN Amro Bank N.V., Royal Bank of Scotland and Bank of America, as documentation agents, which amends and restates the Amended and Restated Long Term Credit Agreement dated as of May 28, 2004. On December 2, 2005, the parties to the Amended and Restated Credit Agreement also entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement" and together with the Amended and Restated Credit Agreement, the "Credit Facilities").

The Credit Facilities provide for an aggregate of $2.7 billion in committed unsecured revolving credit facilities. The Amended and Restated Credit Agreement consists of a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility. The 364-Day Credit Agreement consists of a $500 million 364-day credit facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement will become available upon the Department of Justice's final clearance of the acquisition of Maytag. Borrowings under the Credit Facilities will be available to the Company and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, will be guaranteed by the Company. Interest under the Credit Facilities accrues at a variable annual rate based on the London Interbank Offered Rate (LIBOR) plus a margin dependent on the Company's credit rating at that time.

The Credit Facilities require the Company to meet certain financial tests, including a leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 2.0 to 1.0. The Credit Facilities also contain covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies, (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets.

On February 7, 2006, the Company filed a shelf registration statement with the United States Securities and Exchange Commission ("SEC") relating to an indeterminate amount of Debt Securities.

In August 2005, in connection with its proposed acquisition of Maytag, Whirlpool was placed on credit watch with negative implications by Standard & Poor's, Moody's Investors Service and Fitch Ratings. No action has been taken by any of the rating agencies concerning the Company's rating, and action, if any, would be taken after the acquisition of Maytag. The Company does not anticipate that any future adjustments to these ratings would have a material impact on its liquidity. The Company's short-term credit rating has been confirmed, and accordingly, availability of the commercial paper markets remains unchanged.

The Company's Eurobonds of EUR 300 million principal amount will mature in June 2006. The Eurobonds U.S. dollar value at December 31, 2005 was $357 million. The Company anticipates replacing the Eurobonds with a domestic bond offering and commercial paper.

On September 9, 2005, the Company entered into an agreement with Harbor Shores Community Redevelopment Inc. ("Harbor Shores"), a not-for-profit entity, whereby Whirlpool Corporation agreed to loan up to $12 million to Harbor Shores, secured by a mortgage on real estate owned by Harbor Shores. As of December 31, 2005, $4.5 million had been loaned under this agreement. Membership interests in Harbor Shores are held by three U.S. not-for-profit entities, including Whirlpool Foundation. Certain current and former members of the Whirlpool Corporation management team are involved in the Harbor Shores project, including Whirlpool's current CFO and its former CEO, both of whom are trustees and officers of Harbor Shores. None of these individuals receives any compensation from the Company or the Whirlpool Foundation for their services to Harbor Shores. The purpose of the Harbor Shores project is to transform approximately 530 acres in Benton Harbor and St. Joseph, Michigan, into a residential and commercial community with a goal of spurring economic development and further increasing the attractiveness of employment in southwest Michigan.

On December 12, 2005, the Company announced that it invested $250 million in its North American manufacturing base during 2005. In the last 12 months, the Company has made improvements to its washer and dryer facilities in Ohio, began production of formed door refrigerators in Fort Smith, Arkansas and begun production of a new clothes washer in Monterrey, Mexico. In addition, the Company has completed the construction of a refrigerator plant in Ramos Arizpe, Mexico that will begin producing refrigerators later in 2006. These investments continue the Company's ongoing effort to expand its innovation capability and optimize its global operating platform.

OFF-BALANCE SHEET ARRANGEMENTS

 The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2005 and 2004, these amounts totaled $236 million and $184 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

 The following table summarizes the Company's expected cash outflows resulting from financial contracts and commitments.

	Payments due by period
Millions of dollars	Total	2006	2007 & 2008	2009 & 2010	Thereafter
Debt obligations(1)	$1,110	$365	$136	$367	$242
Operating lease obligations	250	85	112	44	9
Purchase obligations	1,131	224	429	389	89
Long-term liabilities(2)	107	107	—	—	—

Total	$2,598	$781	$677	$800	$340

(1)
The amounts in debt obligations do not include an estimate of future interest payments. See Note 6 to the Consolidated Financial Statements for additional information regarding the Eurobond maturity in 2006.

(2)
The amounts in long-term liabilities include the Company's expected 2006 voluntary U.S. pension and foreign pension fund contributions, and expected benefit payments under the postretirement health care benefit plans. Required contributions for future years depend on certain factors that cannot be determined at this time.

The goal of the Company's global operating platform is to enhance the Company's competitive position in the global home appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global products, brands and customers. The Company intends to make additional investments to improve its competitiveness in fiscal 2006. Capital spending is expected to be between $500 million and $525 million in 2006 in support of the Company's investment in innovative product technologies and its global operating platform initiatives. The Company expects that higher cash flow from operations will more than offset increased capital spending.

During 2004, Whirlpool's Board of Directors increased the quarterly dividend from 34 cents per share to 43 cents per share.

The Company believes that its capital resources and liquidity position at December 31, 2005, coupled with its planned cash flow generated from operations in 2006, are adequate to support higher capital spending, continued dividend payments, repayment of debt and to meet anticipated business needs to fund future growth opportunities, including the cash portion of the consideration for the proposed acquisition of Maytag and assumption of Maytag debt. Currently, the Company has access to capital markets in the U.S. and internationally.

PENDING MAYTAG ACQUISITION

 On August 22, 2005, Whirlpool entered into a definitive merger agreement with Maytag to acquire all outstanding shares of Maytag common stock. The aggregate transaction value, including the payment to Maytag stockholders of approximately $850 million in cash and between 9.2 million and 11.3 million shares of Whirlpool common stock and assumption of approximately $972 million of Maytag debt (based on Maytag stock, exercisable stock options and debt reported outstanding as of December 31, 2005), is approximately $2.7 billion. The number of shares of Whirlpool common stock to be issued will depend on the volume weighted average trading prices of Whirlpool common stock during a twenty trading day period ending shortly before completion of the merger. The transaction was approved by Maytag shareholders on December 22, 2005 and is pending regulatory clearance as discussed below.

Whirlpool has sufficient resources to finance the acquisition. The acquisition and upcoming debt maturities of the combined company are expected to be financed initially through commercial paper supported by existing bank agreements and with new committed bank facilities. The Company expects to eventually refinance a portion of its commercial paper in the capital markets.

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

The merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. On December 1, 2005, Whirlpool and Maytag announced that they had certified substantial compliance with the Antitrust Division of the Department of Justice in response to a request for additional information ("second request") and had agreed not to close the proposed merger before February 27, 2006, without the Antitrust Division's concurrence, recognizing that the Antitrust Division could request additional time for review. On February 13, 2006, Whirlpool and Maytag announced that they agreed with the Antitrust Division to a limited extension of time to complete the review of the proposed merger. The companies have agreed not to close the transaction before March 30, 2006 without the Antitrust Division's concurrence.

Whirlpool and Maytag are working closely with the Department of Justice and continue to cooperate fully with its investigation and respond promptly to its inquiries.

On August 22, 2005, Whirlpool paid Maytag $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Co. Whirlpool has agreed to pay up to $15 million to assist Maytag in retaining key employees while the merger is pending. Whirlpool also has agreed to pay Maytag a "reverse break-up fee" of $120 million under certain circumstances if the transaction cannot be closed due to an inability to obtain regulatory clearance.

OTHER MATTERS

 On February 25, 2005, the Company announced the recall of approximately 162,000 under-the-counter plastic tall tub dishwashers due to a potential safety issue. There have been no reports of personal injury or property damage associated with these dishwashers. The Company also is undertaking the repair of up to an additional 223,000 of these dishwashers for a separate quality issue. The Company accrued $17.1 million related to the quality issues within cost of products sold during the fourth quarter of 2004. During 2005, the estimated cost to recall and repair these units was reduced to $13.7 million primarily due to the recovery of certain costs from a parts supplier. The remaining accrual amount for cost and a receivable from the supplier were not material at December 31, 2005.

Two purported class action lawsuits have been filed against the Company, one in a Missouri state court and one in an Illinois state court, each alleging breach of warranty, fraud, and violation of state consumer protection acts in selling tall tub dishwashers. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

Whirlpool is currently monitoring a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002. Whirlpool currently estimates that its potential cost from this matter ranges from zero to $235 million, depending on whether the cost of any such corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether Whirlpool will be successful in recovering its costs from the supplier. In addition, Whirlpool could incur other costs arising out of this matter, which cannot currently be estimated but could be material. No amounts have been recognized as of December 31, 2005.

In 2003, the Company recognized pre-tax charges of $16 million primarily for final expenses related to the 2001 recall of microwave oven hood units.

Pension and Postretirement Medical Benefit Plans

 Whirlpool also contributed approximately $15 million to its U.S. pension plans during 2005, of which $13 million was a voluntary contribution to its funded plans and $2 million was required. The Company also contributed $25 million to its foreign pension plans during 2005. At December 31, 2005, the Company's defined benefit pension plans still remain underfunded on a combined basis. For the obligations and funded status of the U.S. and foreign plans, see Note 14 to the Consolidated Financial Statements.

The Company recognized consolidated pre-tax pension cost of $94 million, $91 million and $78 million in 2005, 2004 and 2003, respectively. Consolidated pension cost in 2006 is anticipated to be approximately $95 million, relatively unchanged from 2005. The Company currently expects that U.S. pension costs for 2006 will be approximately $72 million, using an expected rate of return on assets assumption of 8.5% and a discount rate of 5.6%. The $72 million compares to pension cost of $66 million in 2005.

U.S. pension plans comprise 86% of the Company's projected benefit obligation. The discount rate and expected return on asset assumptions used in determining the Company's U.S. pension benefit obligations and costs are as follows:

	Weighted-average discount rate	Expected return on assets
Benefit obligation — December 31
2005	5.60%	N/A
2004	5.80%	N/A
Pension cost
2006	5.60%	8.50%
2005	5.80%	8.75%
2004	6.00%	8.75%

The Company's expected return on assets assumption of 8.5% was based on historical asset returns for publicly traded equity and fixed income securities tracked between 1926 and 2005 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted average return was rounded to the nearest quarter of one percent. The Company uses a measurement date of December 31.

On November 14, 2005, the Company amended the Whirlpool Employees Pension Plan (the "WEPP"). The amendment will be reflected in the Company's 2006 pension cost and did not affect the accumulated benefit obligation (the "ABO") or projected benefit obligation (the "PBO") at December 31, 2005.

In January 2005, the Company amended the WEPP. The Company remeasured the net periodic cost and funded status of the plan at January 1, 2005 to reflect the amendment. The amendment reduced the PBO by approximately $80 million. The ABO was not affected by the amendment since the accrued benefits as of December 31, 2005 were not affected by this change. See Note 14 to the Consolidated Financial Statements for additional information.

In addition to pension plans, the Company sponsors plans to provide postretirement health care benefits for eligible retired U.S. employees. Eligible retirees are those who were full-time employees with 10 years of service who attained age 55 while in service with the Company. The postretirement health care plans are generally contributory with participants' contributions adjusted annually and include cost-sharing provisions that limit the Company's exposure for recent and future retirees. The plans are unfunded. The Company has reserved the right to modify the benefits. In June 2003, the Company announced a modification to its U.S. retiree health care plans that affects certain future and current retirees and is based on a Retiree Healthcare Savings Account ("RHSA"), where notional accounts are established for eligible active U.S. paid employees. The accounts reflect each year of service beginning at age 40 and is designed to provide employees who retire after December 31, 2003 from Whirlpool with credits to apply towards health care premiums. In June 2003, the Company recorded a one-time curtailment gain of $13.5 million, net of tax, related to the modification of its retiree health care plan. The Company provides no significant postretirement medical benefits to non-U.S. employees.

At December 31, 2004 and 2005, discount rates were determined individually for each of its pension plans and the post-retirement plan based on the yield of AA rated non-callable (or callable with make whole provisions) bonds.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act established a prescription drug benefit program under Medicare, known as Part D, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Part D. In 2004, the Company measured the effects of the Act following the guidance in FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." For the year ended December 31, 2004, the Company reflected the estimated federal subsidy under the Act as an actuarial gain as required by FSP 106-2, which caused the accumulated other postretirement benefit obligation to decrease by $104 million, and reduced the cost recognized by approximately $15 million.

Legal Proceedings

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

In early 2004, Maytag filed a lawsuit against the Company for patent infringement. The suit seeks unspecified damages and an injunction against the continued production or sale of the alleged infringed patented product. The Company believes this suit is without merit, and at this point cannot reasonably estimate a possible range of loss, if any. The suit has been stayed pending the outcome of the pending Maytag acquisition.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a "Declaration of Non-Enforceability of Obligations" relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Company provided for the potential exposure resulting from this litigation during 2005.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Other

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported that tax credit and, during 2003 and 2004, the Company calculated tax credits under this provision. The original amount recorded as tax credits is approximately $22 million. The recorded tax credits are currently being challenged in Brazilian courts. At this point, the Company cannot reasonably estimate the potential impact, if any, to its consolidated financial position or consolidated results of operations. No tax credits were recorded in 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

 Management has evaluated the accounting policies used in the preparation of the accompanying Consolidated Financial Statements and related notes and believes those policies to be reasonable and appropriate. The Company's accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company's critical accounting policies include the following:

Pension and Other Postretirement Benefits — Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee's expected period of employment with the Company. The determination of the Company's obligation and expense for these costs requires the use of certain assumptions. Those assumptions are included in Note 14 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on, interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. As permitted by GAAP, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect its recognized expense and accrued liability in such future periods. While the Company believes that its assumptions are appropriate given current economic conditions and its actual experience, significant differences in results or significant changes in the Company's assumptions may materially affect its pension and other postretirement obligations and related future expense. As required by Statements of Financial Accounting Standards ("SFAS") No. 87, SFAS No. 132 (revised 2003) and SFAS No. 106, Whirlpool's pension and other postretirement benefit obligations as of December 31, 2005 and preliminary retirement benefit costs for the 2006 fiscal year were prepared using the assumptions that were determined at December 31, 2005. The following table highlights the sensitivity of Whirlpool's December 31, 2005 retirement obligations and 2006 retirement benefit costs of its U.S. plans to changes in the key assumptions used to determine those results:

Millions of dollars

Change in assumption	Estimated increase (decrease) in 2006 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2005	Estimated increase (decrease) in 2006 Other Postretirement Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2005
0.25% increase in discount rate	$(6.1)	$(58.2)	$(1.1)	$(16.6)

0.25% decrease in discount rate	$6.1	$59.9	$1.1	$17.1

0.25% increase in long-term return on assets	$(4.2)	N/A	N/A	N/A

0.25% decrease in long-term return on assets	$4.2	N/A	N/A	N/A

0.50% increase in discount rate	$(12.1)	$(114.8)	$(2.3)	$(32.8)

0.50% decrease in discount rate	$12.3	$121.7	$2.3	$34.6

0.50% increase in long-term return on assets	$(8.5)	N/A	N/A	N/A

0.50% decrease in long-term return on assets	$8.5	N/A	N/A	N/A

The analysis is an estimate only. These sensitivities may not be appropriate to use for other years' financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results.

Income Taxes — As part of the process of preparing its Consolidated Financial Statements, the Company estimates its income taxes in each of the taxing jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with SFAS No. 109, "Accounting for Income Taxes." These differences may result in deferred tax assets and liabilities, which are included in the Company's Consolidated Balance Sheets. The Company is required to assess the likelihood that its deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable. Realization of the Company's net operating loss deferred tax assets is supported by specific tax strategies and consider planned projections of future profitability. If recovery is not likely, the Company provides a valuation allowance based on its estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income was lower than expected or if tax-planning strategies were not available as anticipated, the Company may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax asset would increase income in the period such determination is made. As of December 31, 2005 and 2004, the Company had total deferred tax assets of $923 million and $885 million, respectively, net of valuation allowances of $114 million and $105 million, respectively (see Note 13 to the Consolidated Financial Statements). The Company's effective tax rate has ranged from 28.6% to 46.2% over the past five years and has been influenced by audit settlements, tax planning strategies, enacted legislation, and dispersion of global income. A 1% increase in the Company's effective tax rate would have decreased 2005 earnings by approximately $6 million. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, and business profitability.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In the opinion of management, adequate provisions for income taxes have been made for all years.

Product Recall — The establishment of a liability for product recall expenses is occasionally required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units affected by the recall, is the most significant factor in estimating the total cost of each recall. This rate reflects several factors, including the type of product, the year manufactured, age of the product sold and current and past experience factors. Significant differences between the Company's assumptions and its actual experience or significant changes in its assumptions could have a material impact on the Company's product recall reserves.

Befiex Credits — As discussed above, prior to 2005, the Company's Brazilian operations had recognized tax credits under Befiex, which reduces Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth quarter of 2005, the Company recognized approximately $23 million of export credits in December 2005 that is expected to be monetized by the end of the first quarter of 2006.

Warranty Obligations — The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management's best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change the Company's estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. See Note 7 to the Consolidated Financial Statements for a summary of the activity in the Company's product warranty accounts for 2005 and 2004.

NEW ACCOUNTING PRONOUNCEMENTS

 In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share-Based Payments." SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123 (R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the SEC changed the effective date of SFAS No. 123 (R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123 (R) provides alternative methods of adoption, which include a modified prospective application and a modified retroactive application. On January 1, 2006, the Company will adopt the provisions of SFAS No. 123 (R) and will apply the modified prospective method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share-based payments granted, modified or settled after the date of adoption as well as for any awards that were granted and unvested prior to the adoption date. The adoption of FAS 123 (R) is expected to result in additional pre-tax expense of approximately $7 million in 2006.

In November 2004, FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43 Chapter 4." SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory, regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on the Company's results of operations or financial position as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets — an Amendment of APB Opinion No. 29," which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The implementation of SFAS No. 153 did not have a material impact on the Company's results of operations or financial position.

In March 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143." FIN 47 clarifies that SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The implementation of FIN 47 did not have a material impact on the Company's results of operations or financial position.

In June 2005, the FASB issued FSP No. 143-1, "Accounting for Electronic Equipment Waste Obligations." The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with WEEE issued by the EU on February 13, 2003. This Directive requires EU-member states to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of December 31, 2005, while many EU-member states had enacted legislation, several major EU-member states were still in the drafting process. As a result, final estimates regarding the financial impact from WEEE legislation on the Company cannot be made at this time. The Company continues to evaluate the impact of the WEEE legislation as EU-member states implement guidance and will account for related costs accordingly.

MARKET RISK

 The Company is exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices, which can affect the Company's operating results and overall financial condition. Whirlpool manages its exposure to these market risks through its operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments. The Company's sensitivity analysis reflects the effects of changes in market risk.

Whirlpool uses foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2005, a 10% unfavorable exchange rate movement in each currency in the Company's portfolio of foreign currency contracts would have resulted in an incremental unrealized loss of approximately $54 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $47 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying exposures.

The Company enters into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2005, a 10% unfavorable shift in commodity prices would have resulted in an incremental loss of approximately $18 million in the commodity swap contracts, while a 10% favorable shift would have resulted in an incremental gain of approximately $19 million.

Whirlpool utilizes interest rate swaps to hedge the Company's interest rate risk. As of December 31, 2005, a 10% shift in interest rates would have resulted in an incremental $7 million gain or loss related to these contracts.

FORWARD-LOOKING STATEMENTS

 The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management's Discussion and Analysis and other sections of this report contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance.

Certain statements contained in this Financial Supplement, including those within the forward-looking perspective section within this Management's Discussion and Analysis, and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow and material and oil-related costs, as well as expectations as to the closing of the proposed merger with Maytag. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool's ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 16% of Whirlpool's 2005 consolidated net sales of $14 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) industry demand, which reflects factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and the level of mortgage refinancing; (4) the ability of Whirlpool to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform and acceleration of the rate of innovation; (5) fluctuations in the cost of key materials (including steel, oil, plastic resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (6) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (7) changes in market conditions, health care cost trends and pending regulation that could increase future funding obligations for pension and post-retirement benefit plans; (8) the cost of compliance with environmental and health and safety regulations, including new regulations in Europe regarding appliance disposal; (9) potential exposure to product liability claims including the outcome of Whirlpool's previously-announced investigation of a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002; (10) the impact of labor relations; (11) Whirlpool's ability to obtain and protect intellectual property rights; (12) the ability of Whirlpool to manage foreign currency and its effective tax rate; (13) global, political and/or economic uncertainty and disruptions, especially in Whirlpool's significant geographic markets, including uncertainty and disruptions arising from natural disasters, including possible effects of recent U.S. hurricanes or terrorist activities; and (14) risks associated with operations outside the U.S. Other such factors relate to Whirlpool's pending merger with Maytag, including (1) the ability of Whirlpool and Maytag to satisfy the conditions to closing (including regulatory approval) and the costs and consequences of not closing; (2) the effect on Maytag's business of the pending transaction; and (3) in the event the merger is completed, Whirlpool's ability to integrate the business of Maytag on a timely basis and realize the full anticipated benefits of the merger within the current estimate of costs.

The Company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures in the Company's filings with the SEC. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could cause actual results to differ from forward-looking statements. Additional information concerning these factors can be found in "Risk Factors." See Item 1A, Risk Factors, to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31

(Millions of dollars, except per share data)

	2005	2004	2003
Net sales	$14,317	$13,220	$12,176
Expenses
Cost of products sold	11,269	10,358	9,423
Selling, general and administrative	2,199	2,089	1,920
Restructuring costs	57	15	3

Operating profit	792	758	830
Other income (expense)
Interest and sundry income (expense)	(65)	(14)	(41)
Interest expense	(130)	(128)	(137)

Earnings before income taxes and other items	597	616	652
Income taxes	171	209	228

Earnings before equity earnings and minority interests	426	407	424
Equity in income (loss) of affiliated companies	1	(1)	—
Minority interests	(5)	—	(10)

Net earnings	$422	$406	$414

Per share of common stock
Basic net earnings	$6.30	$6.02	$6.03

Diluted net earnings	$6.19	$5.90	$5.91

Dividends	$1.72	$1.72	$1.36
Weighted-average shares outstanding (in millions):
Basic	67.1	67.4	68.7
Diluted	68.3	68.9	70.1

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31
	2005	2004
ASSETS
Current Assets
Cash and equivalents	$524	$243
Trade receivables, less allowances (2005: $76; 2004: $107)	2,081	2,032
Inventories	1,591	1,701
Prepaid expenses	95	74
Deferred income taxes	134	189
Other current assets	285	275

Total Current Assets	4,710	4,514

Other Assets
Investment in affiliated companies	28	16
Goodwill	169	168
Other intangibles, net	115	108
Deferred income taxes	472	323
Prepaid pension costs	—	329
Other assets	243	140

	1,027	1,084

Property, Plant and Equipment
Land	80	91
Buildings	1,033	1,073
Machinery and equipment	6,108	5,933
Accumulated depreciation	(4,710)	(4,514)

	2,511	2,583

Total Assets	$8,248	$8,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable	$131	$244
Accounts payable	2,330	2,297
Employee compensation	352	300
Deferred income taxes	61	57
Accrued expenses	880	811
Restructuring costs	19	13
Income taxes	18	110
Other current liabilities	145	146
Current maturities of long-term debt	365	7

Total Current Liabilities	4,301	3,985

Other Liabilities
Deferred income taxes	167	240
Pension benefits	467	367
Postemployment benefits	511	499
Other liabilities	220	256
Long-term debt	745	1,160

	2,110	2,522

Minority Interests	92	68
Stockholders' Equity
Common stock, $1 par value:	92	90
Authorized—250 million shares
Issued—92 million shares (2005); 90 million shares (2004)
Outstanding—68 million shares (2005); 67 million shares (2004)
Paid-in capital	863	737
Retained earnings	2,902	2,596
Accumulated other comprehensive loss	(862)	(601)
Treasury stock—24 million shares (2005); 23 million shares (2004)	(1,250)	(1,216)

Total Stockholders' Equity	1,745	1,606

Total Liabilities and Stockholders' Equity	$8,248	$8,181

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2005	2004	2003
Operating Activities
Net earnings	$422	$406	$414
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in (earnings) losses of affiliated companies, less dividends received	(1)	1	—
(Gain) loss on disposition of assets	(39)	(7)	6
Gain on disposition of business	(9)	—	—
Depreciation and amortization	442	445	427
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	(173)	(16)	4
Inventories	37	(266)	(127)
Accounts payable	87	253	163
Restructuring charges, net of cash paid	8	(33)	(89)
Taxes deferred and payable, net	(105)	(18)	55
Accrued pension	47	6	(109)
Accrued payroll and other compensation	79	(23)	24
Other—net	86	46	(24)

Cash Provided By Operating Activities	$881	$794	$744

Investing Activities
Capital expenditures	$(494)	$(511)	$(423)
Proceeds from sale of assets	93	74	75
Proceeds from sale of business	48	—	—
Acquisitions of businesses, less cash acquired	(77)	(2)	(4)

Cash Used For Investing Activities	$(430)	$(439)	$(352)

Financing Activities
Net (repayments) proceeds of short-term borrowings	$(124)	$(37)	$7
Proceeds of long-term debt	—	—	6
Repayments of long-term debt	(7)	(21)	(221)
Dividends paid	(116)	(116)	(94)
Purchase of treasury stock	(34)	(251)	(65)
Redemption of WFC preferred stock	—	—	(33)
Common stock issued under stock plans	102	64	65
Other	12	3	(10)

Cash Used For Financing Activities	$(167)	$(358)	$(345)

Effect of Exchange Rate Changes on Cash and Equivalents	$(3)	$(3)	$10

Increase (Decrease) in Cash and Equivalents	$281	$(6)	$57
Cash and Equivalents at Beginning of Year	243	249	192

Cash and Equivalents at End of Year	$524	$243	$249

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Year ended December 31

(Millions of dollars)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Paid-in-Capital	Common Stock
Balances, December 31, 2002	$739	$1,985	$(999)	$(334)	$87
Comprehensive income
Net earnings	414	414	—	—	—
Unrealized loss on derivative instruments	(5)	—	(5)	—	—
Minimum pension liability adjustment, net of tax of $75	118	—	118	—	—
Foreign currency items, net of tax of $5	129	—	129	—	—

Comprehensive income	656

Common stock repurchased, net of reissuances	(49)	—	—	(49)	—
Common stock issued	78	—	—	77	1
Dividends declared on common stock	(123)	(123)	—	—	—

Balances, December 31, 2003	$1,301	$2,276	$(757)	$(306)	$88

Comprehensive income
Net earnings	406	406	—	—	—
Unrealized gain on derivative instruments	13	—	13	—	—
Minimum pension liability adjustment, net of tax of $14	(31)	—	(31)	—	—
Foreign currency items, net of tax of $14	174	—	174	—	—

Comprehensive income	562

Common stock repurchased, net of reissuances	(251)	—	—	(251)	—
Common stock issued	80	—	—	78	2
Dividends declared on common stock	(86)	(86)	—	—	—

Balances, December 31, 2004	$1,606	$2,596	$(601)	$(479)	$90

Comprehensive income
Net earnings	422	422	—	—	—
Unrealized gain on derivative instruments	12	—	12	—	—
Minimum pension liability adjustment, net of tax of $141	(248)	—	(248)	—	—
Foreign currency items, net of tax of $12	(25)	—	(25)	—	—

Comprehensive income	161

Common stock repurchased, net of reissuances	(34)	—	—	(34)	—
Common stock issued	128	—	—	126	2
Dividends declared on common stock	(116)	(116)	—	—	—

Balances, December 31, 2005	$1,745	$2,902	$(862)	$(387)	$92

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Operations

Whirlpool Corporation is a leading global manufacturer and marketer of major home appliances. The Company manufactures in 12 countries under nine principal brand names and markets products to distributors and retailers in more than 170 countries.

Principles of Consolidation

The Consolidated Financial Statements include all majority-owned subsidiaries. Investments in affiliated companies consist of a 40% voting interest in an international company engaged in the sale of major home appliances, a 30% interest in an international company engaged in the sale of extended warranty contracts and a 25% interest in an international company engaged in the sale of kitchen cabinets. These companies are accounted for by the equity method. All intercompany transactions have been eliminated upon consolidation.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales are recorded when title passes to the customer. The point at which title passes is determined by the shipping terms. For the majority of the Company's sales, title is transferred to the customer as soon as the product is shipped. For a portion of the Company's sales, primarily in Europe, title is transferred to the customer upon receipt of the product at the customer's location. Allowances for estimated returns are made on sales of certain products based on historical return rates for the products involved.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections. The Company evaluates items on an individual basis when determining accounts receivable write-offs. The Company's policy is generally to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Freight and Warehousing Costs

Freight and warehousing costs included in selling, general and administrative expenses in the statements of operations were $800 million, $723 million and $576 million in 2005, 2004 and 2003, respectively.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out ("FIFO") cost, except U.S. production inventories, which are stated at last-in, first-out ("LIFO") cost, and Brazilian inventories, which are stated at average cost. Costs do not exceed realizable values.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets. Useful lives for buildings range from 25 to 40 years and for machinery and equipment range from 3 to 10 years. Assets recorded under capital leases are included in property, plant and equipment.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $339 million, $315 million and $285 million in 2005, 2004 and 2003, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were $239 million, $221 million and $170 million in 2005, 2004 and 2003, respectively.

Contingent Tax Matters

The Company establishes liabilities for probable and estimable assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

Foreign Currency Translation

The functional currency for the Company's international subsidiaries and affiliates is typically the local currency. Certain international subsidiaries utilize the U.S. dollar as the functional currency.

Derivative Financial Instruments

The Company recognizes all of its derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Changes in the fair value of hedge assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that are designated and qualify as hedging instruments, the Company must further designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation.

Cash flow hedges are hedges that use derivatives to offset the variability of expected future cash flows. The effective portion of the unrealized gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the unrealized gain or loss on the derivative instrument, if any, is recognized in interest and sundry income/expense in current earnings during the period of change.

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

Net investment hedge designation refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. For those derivatives that qualify as net investment hedges, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. Any ineffective portion of net investment hedges is recognized in interest and sundry income/expense in current earnings during the period of change.

For derivative instruments not designated as hedging instruments, the unrealized gain or loss is recognized in interest and sundry income/expense in current earnings during the period of change.

Stock-Based Employee Compensation

Stock option and incentive plans are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" but has not adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Had the Company elected to adopt the recognition provisions of SFAS No. 123, pro-forma net earnings and diluted net earnings per share would be as follows:

Year ended December 31 (Millions of dollars, except per share data)	2005	2004	2003
Compensation cost included in earnings as reported (net of tax benefits)	$15	$9	$13
Pro-forma total fair value compensation cost (net of tax benefits)	$19	$17	$25
Net earnings:
As reported	$422	$406	$414
Pro-forma	418	398	402
Basic net earnings per share:
As reported	$6.30	$6.02	$6.03
Pro-forma	6.23	5.90	5.86
Diluted net earnings per share:
As reported	$6.19	$5.90	$5.91
Pro-forma	6.13	5.78	5.74

Net Earnings Per Common Share

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock based compensation plans. For the years ended December 31, 2005, 2004 and 2003, a total of approximately 576,000 options, 1,831,000 options and 1,803,000 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

Millions of dollars and shares	2005	2004	2003
Numerator for basic and diluted earnings per share — net earnings	$422	$406	$414

Denominator for basic earnings per share — weighted-average shares	67.1	67.4	68.7
Effect of dilutive securities — stock-based compensation	1.2	1.5	1.4

Denominator for diluted earnings per share — adjusted weighted-average shares	68.3	68.9	70.1

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

(2) NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share-Based Payments." SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. SFAS No. 123 (R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission ("SEC") changed the effective date of SFAS No. 123 (R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123 (R) provides alternative methods of adoption, which include a modified prospective application and a modified retroactive application. On January 1, 2006 the Company will apply the modified prospective method which requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share-based payments granted, modified or settled after the date of adoption as well as for any awards that were granted and unvested prior to the adoption date. The adoption of FAS 123 (R) is not expected to have a material impact on the Company's results of operations or financial position.

In November 2004, FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43 Chapter 4." SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory, regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the Company's results of operations or financial position; as such costs have historically been expensed as incurred.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets — an Amendment of APB Opinion No. 29," which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods after June 15, 2005. The implementation of SFAS No. 153 is not expected to have a material impact on the Company's results of operations or financial position.

In March 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143." FIN 47 clarifies that SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The implementation of FIN 47 did not have a material impact on the Company's results of operations or financial position.

In June 2005, the FASB issued FASB Staff Position ("FSP") No. 143-1, "Accounting for Electronic Equipment Waste Obligations." The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment ("WEEE") issued by the European Union ("EU") on February 13, 2003. This Directive requires EU-member states to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of December 31, 2005, while many EU-member states had enacted legislation, several major EU-member states were still in the drafting process. As a result, final estimates regarding the financial impact from WEEE legislation on the Company cannot be made at this time. The Company continues to evaluate the impact of the WEEE legislation as EU-member states implement guidance and will account for related costs accordingly.

(3) GOODWILL AND OTHER INTANGIBLES

Goodwill

Under SFAS No. 142, goodwill and indefinite-lived intangibles are no longer amortized and are subject to an annual impairment analysis, performed during the fourth quarter of each year. The Company determines the fair value of each reporting unit using a discounted cash flow approach. The Company has determined its reporting units are: North America, Europe, Multibras and Embraco (which combined are Latin America), and Asia. The Company performed the annual impairment tests and determined there was no impairment of remaining goodwill for the years ended December 31, 2005, 2004 and 2003.

The following table summarizes the changes in the carrying amount of goodwill:

	December 31
Reporting Unit — Millions of dollars
	2005	2004
North America	$165	$164
Latin America	4	4

Total	$169	$168

The $1 million increase in the carrying value of North America goodwill is related to the effects of currency translation for its Canadian subsidiary.

Other Intangible Assets

The carrying amounts of other intangibles are comprised of the following:

	December 31
Millions of dollars
	2005	2004
Trademarks (indefinite-lived)	$51	$53
Patents and non-compete agreements	—	3
Pension related	64	52

Total other intangible assets, net	$115	$108

The balances include trademarks acquired as part of the Whirlpool Mexico and Polar S.A. ("Polar") acquisitions in 2002 and intangible assets related to minimum pension liabilities (see Note 14). Accumulated amortization totaled $4 million and $3 million at December 31, 2005 and 2004. During 2005 and 2004, fully amortized intangible assets were removed from the Company's Consolidated Balance Sheet.

(4) BUSINESS ACQUISITIONS / DISPOSITIONS

Polar

On June 5, 2002, the Company acquired 95% of the shares of Polar, a leading major home appliance manufacturer in Poland. The results of Polar's operations have been included in the Consolidated Financial Statements within the Europe operating segment since that date. The aggregate purchase price was $27 million in cash plus outstanding debt at the time of acquisition, which totaled $19 million. The transaction also generated $17 million in indefinite-lived intangible assets related to trademarks owned by Polar. During 2003, Whirlpool acquired the remaining 5% of the shares of Polar.

MASA

In September 2005, the Company completed the sale of its 93% interest in Multibras da Amazonia S.A. ("MASA"), an injection molding subsidiary located in Manaus, Brazil, to Flextronics Plasticos Ltda. Proceeds from the sale were $48 million, and a $9 million pre-tax gain from the sale is included in the interest and sundry income/expense line of the Company's 2005 Consolidated Statements of Operations. Whirlpool will continue to purchase certain products from Multibras da Amazonia S.A. The entity was not a significant subsidiary, and accordingly, pro-forma results of operations have not been provided.

Other

On September 30, 2003, the Company completed the sale of its interest in Wellmann to Alno, both companies being prominent German kitchen cabinet manufacturers. The sale did not have a material impact to the Company's financial position or results of operations. The Company has a 25% interest in Alno after increasing its interest from 13% during 2005. The increased investment, as well as the Company's interest in the results of operations of Alno during 2005 were not material. The Company analyzed the provisions of FASB Interpretation No. ("FIN") 46 with respect to its interest in Alno and determined that Alno did not meet the definition of a variable interest entity.

(5)  INVENTORIES

December 31 — Millions of dollars	2005	2004
Finished products	$1,361	$1,410
Work in process	64	57
Raw materials	299	353

	1,724	1,820
Less excess of FIFO cost over LIFO cost	(133)	(119)

Total inventories	$1,591	$1,701

LIFO inventories represent approximately 28% and 23% of total inventories at December 31, 2005 and 2004, respectively.

(6)  FINANCING ARRANGEMENTS

Notes Payable and Debt

On December 2, 2005, the Company entered into an Amended and Restated Long Term Five-Year Credit Agreement (the "Amended and Restated Credit Agreement") by and among the Company, certain other borrowers, the lenders referred to therein, Citibank N.A., as administrative agent and fronting agent, JPMorgan Chase Bank, N.A., as syndication agent, and ABN Amro Bank N.V., Royal Bank of Scotland and Bank of America, as documentation agents, which amends and restates the Amended and Restated Long Term Credit Agreement dated as of May 28, 2004. On December 2, 2005, the parties to the Amended and Restated Credit Agreement also entered into a 364-Day Credit Agreement (the "364-Day Credit Agreement" and together with the Amended and Restated Credit Agreement, the "Credit Facilities").

The Credit Facilities provide for an aggregate of $2.7 billion in committed unsecured revolving credit facilities. The Amended and Restated Credit Agreement consists of a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility. The 364-Day Credit Agreement consists of a $500 million 364-day credit facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement will become available upon clearance of the acquisition of Maytag by the Antitrust Division of the Department of Justice. Borrowings under the Credit Facilities will be available to the Company and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings will be guaranteed by the Company. Interest under the Credit Facilities accrues at a variable annual rate based on the London Interbank Offered Rate ("LIBOR") plus a margin dependent on the Company's credit rating at the time of borrowing.

The Credit Facilities require the Company to meet certain financial tests, including a leverage ratio not greater than 3.0 to 1.0 and an interest coverage ratio not less than 2.0 to 1.0. The Credit Facilities also contain covenants which, among other things, require the Company to deliver to the lenders specified financial information, including annual and quarterly financial information, and limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations, (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets.

At December 31, 2005 and 2004, the Company was in compliance with the financial covenants under these credit agreements.

During 2005 and 2004, there were no borrowings outstanding under these credit agreements.

Notes payable consist of the following:

December 31 — Millions of dollars	2005	2004
Payable to banks	$131	$244
Commercial paper	—	—

Total notes payable	$131	$244

The fair value of the Company's notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 4.7% and 3.5% for the years ended December 31, 2005 and 2004, respectively.

Long-term debt consists of the following:

December 31 — Millions of dollars	2005	2004
Eurobonds (EUR 300 million) — 5.875% due 2006	$357	$407
Debentures — 9.1% due 2008	125	125
Notes — 8.6% due 2010	325	325
Debentures — 7.75% due 2016	243	243
Other (various interest rates with maturities through 2010)	60	67

	$1,110	$1,167
Less current maturities	365	7

Total long-term debt, net of current maturities	$745	$1,160

The Company's Euro-denominated Eurobonds mature in June 2006. The Company anticipates replacing the Eurobonds with the proceeds of a domestic bond offering and commercial paper.

Annual maturities of long-term debt in the next five years are $365 million, $9 million, $127 million, $2 million and $365 million, respectively.

The Company paid interest on short-term and long-term debt totaling $137 million, $124 million and $137 million in 2005, 2004 and 2003, respectively.

The fair value of long-term debt (including current maturities) was $1,213 million and $1,315 million as of December 31, 2005 and 2004, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

On February 7, 2006, the Company filed a shelf registration statement with the SEC, covering an indeterminate amount of debt securities.

Preferred Stock

Although most of its assets have been divested, WFC remains a legal entity with assets consisting primarily of leveraged leases. WFC also has 17,500 shares of Series B preferred stock outstanding as of December 31, 2005 and 2004 with a face value of $100 per share, an annual dividend of $6.55 per share and a mandatory redemption date of September 1, 2008. The preferred stock amounts are included within minority interests in the consolidated balance sheets and the carrying amounts approximate fair value.

The preferred stockholders are entitled to vote together on a share-for-share basis with WFC's common stockholder, Whirlpool. Preferred stock dividends are payable quarterly. On September 1, 2003, WFC redeemed 331,800 shares of the Series B preferred stock at a price of $100 per share (at par). The redemption terms required the payment of any accrued unpaid dividends in addition to the applicable redemption premium, and accordingly, a total of $0.6 million was paid on September 1, 2003 related to dividends. The terms of the preferred stockholders agreement provides for a final payment on September 1, 2008 (the mandatory redemption date) equal to the number of Series B preferred stock outstanding multiplied by the face value of $100 per share.

The Company and WFC are parties to a support agreement. Pursuant to the agreement, if at the close of any quarter, WFC's net earnings available for fixed charges (as defined) for the preceding twelve months is less than a stipulated amount, the Company is required to make a cash payment to WFC equal to the insufficiency within 60 days of the end of the quarter. The Company was not required to make any payments under this agreement during 2005 or 2004. The support agreement may be terminated by either WFC or the Company upon 30 days notice provided that certain conditions are met. The Company has also agreed to maintain ownership of at least 70% of WFC's voting stock.

(7)  GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2005 and December 31, 2004, the guaranteed amounts totaled $236 million and $184 million, respectively. The only recourse the Company has with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both December 31, 2005 and December 31, 2004. Outstanding credit facility amounts under guarantee totaled $79 million and $148 million at December 31, 2005 and December 31, 2004, respectively.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

December 31 — Millions of dollars	2005	2004
Balance at January 1	$165	$148
Warranties issued during the period	277	270
Settlements made during the period	(294)	(258)
Other changes	1	5

Balance at December 31	$149	$165

Current portion	$89	$104
Non — current portion	60	61

Total	$149	$165

Commitments

At December 31, 2005, the Company had noncancelable operating lease commitments totaling $250 million. The annual future minimum lease payments are detailed in the table below.

Millions of dollars
2006	$85
2007	63
2008	49
2009	26
2010	18
Thereafter	9

Total noncancelable operating lease commitments	$250

The Company's rent expense was $123 million, $100 million and $84 million for the years 2005, 2004 and 2003, respectively.

Contingencies

In early 2004, Maytag filed a lawsuit against the Company for patent infringement. The suit seeks unspecified damages and an injunction against the continued production or sale of the alleged infringed patented product. The Company believes this suit is without merit, intends to vigorously defend this suit and at this point cannot reasonably estimate a possible range of loss, if any. The suit has been stayed pending the outcome of the pending Maytag acquisition.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a "Declaration of Non-Enforceability of Obligations" relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Company has provided for the potential exposure resulting from this litigation during 2005.

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

Whirlpool is currently monitoring a supplier-related quality and potential product safety problem that may affect up to 3.5 million appliances manufactured between 2000 and 2002. The Company currently estimates that its potential cost from this matter ranges from zero to $235 million, depending on whether the cost of any such corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether Whirlpool will be successful in recovering its costs from the supplier. In addition, Whirlpool could incur other costs arising out of this matter, which cannot currently be estimated but could be material.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(8)  HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices. Fluctuations in these rates and prices can affect the Company's operating results and financial condition. The Company manages its exposure to these market risks through its operating and financing activities and through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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

The following summarizes the outstanding derivative contracts at December 31, 2005 and 2004 and the exposures to which they relate:

		Notional Amount in Millions of dollars
Exposure
	Derivative	2005	2004	Hedge Type	Term
Forecasted cross currency cash flows	Foreign exchange forwards/options	$1,277	$1,035	Cash flow or fair value hedge	Various, up to 15 months
Non-functional currency asset/liability	Foreign exchange forwards/options	$479	$580	Undesignated	Various, up to 11 months
Raw Material Purchases	Commodity swaps	$122	$18	Cash flow hedge	Various, up to 15 months
Floating Rate Debt	Interest rate swaps	$100	$100	Cash flow hedge	2006
Fixed Rate Debt	Interest rate swaps	$100	$50	Fair value hedge	2008
Anticipated Debt Issuance	Interest rate swaps	$200	$—	Cash flow hedge	2013

Forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. Non-functional currency asset and liability hedges are undesignated but relate primarily to short term payables and receivables and intercompany loans. Commodity swaps relate to raw material purchases (for example, copper and aluminum) used in the manufacturing process. Unrealized gains relating to these foreign exchange forwards/options and commodity swaps were $44 million as of December 31, 2005. The unrealized gains and losses for 2004 were not significant.

The Company's $100 million interest rate swaps maturing in 2006 is designated and is effective as a hedge of future cash payments and is treated as a cash flow hedge for accounting purposes. The fair value of this contract is a loss of $2.8 million as of December 31, 2005 and a loss of $6 million as of December 31, 2004.

The Company's $100 million interest rate swaps maturing in 2008 are designated and are effective as hedges of the fair value of the fixed-rate debt and are treated as fair value hedges for accounting purposes. The fair values of these contracts are a loss of $1 million as of December 31, 2005.

The Company has designated a portion of its Euro-denominated fixed-rate debt as a hedge to protect the value of its net investments in its European subsidiaries. Translation adjustments related to this debt are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the year ended December 31, 2005, the Company recognized $29 million of net gain within the cumulative translation adjustment related to this net investment hedge.

During the years ended December 31, 2005 and 2004, the Company's gains and losses related to the ineffective portion of its hedging instruments were immaterial. The Company did not recognize any material gains or losses during the years ended December 31, 2005 and 2004 for cash flow hedges that were discontinued because the forecasted transaction was not probable to occur.

The amount of unrealized gains on derivative instruments included in other comprehensive income related to contracts maturing, and expected to be realized, during 2006 is approximately $42 million at December 31, 2005.

(9)  STOCKHOLDERS' EQUITY

The Company's Board of Directors authorized a new share repurchase program of up to $500 million on June 15, 2004. The share repurchases are made from time to time on the open market as conditions warrant. Share repurchases authorized from the $500 million share repurchase program occurred in 2005 and 2004. During the year ended December 31, 2005, the Company repurchased 530,100 shares of Whirlpool common stock in the open market at an aggregate purchase price of $34 million. During the year ended December 31, 2004, the Company repurchased 20,000 shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $1 million.

During 2004, the Company concluded the share repurchase programs approved by the Company's Board of Directors on March 1, 1999 ($250 million) and February 15, 2000 ($750 million). The Company repurchased 17.4 million shares at a cost of $1 billion, of which 0.7 million shares were purchased in 2002, 1.0 million shares were purchased in 2003 and 3.7 million shares were purchased in 2004. The 2004 shares were purchased in the open market at an average cost of $68.39 per share. The 2003 shares were purchased from the Company's U.S. pension plans at an average cost of $67.24 per share, which was based upon an average of the high and low market prices on the date of purchase.

In addition to its common stock, the Company has 10 million authorized shares of preferred stock (par value $1 per share), none of which is outstanding.

Accumulated other comprehensive loss, net of tax, consists of:

Millions of dollars	2005	2004
Foreign currency translation adjustments	$(545)	$(520)
Derivative financial instruments	—	(12)
Minimum pension liability adjustments	(317)	(69)

Total	$(862)	$(601)

Preferred Stock Purchase Rights

One Preferred Stock Purchase Right ("Rights") is outstanding for each share of common stock. The Rights, which expire May 22, 2008, will become exercisable 10 days after a person or group (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common stock (the "Trigger Date") or 10 business days after the commencement, or public disclosure of an intention to commence, a tender offer or exchange offer by a person that could result in beneficial ownership of 15% or more of the outstanding common stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a Junior Participating Preferred Stock, Series B, par value $1.00 per share, of the Company at a price of $300 per one one-thousandth of a Preferred Share subject to adjustment.

If a person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), shall thereafter have the right to receive upon exercise of such Right that number of shares of common stock (or other securities) having at the time of such transaction a market value of two times the exercise price of the Right. If a person becomes an Acquiring Person and the Company is involved in a merger or other business combination transaction where the Company is not the surviving corporation or where common stock is changed or exchanged or in a transaction or transactions in which 50% or more of its consolidated assets or earning power are sold, proper provision shall be made so that each holder of a Right (other than such Acquiring Person) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In addition, if an Acquiring Person does not have beneficial ownership of 50% or more of the common stock, the Company's Board of Directors has the option of exchanging all or part of the Rights for an equal number of shares of common stock in the manner described in the Rights Agreement.

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

The Company covenants and agrees that it will cause to be reserved and keep available at all times a sufficient number of shares of Preferred Stock (and following the occurrence of a Triggering Event, shares of common stock and/or other securities) to permit the exercise in full of all Rights from time to time outstanding.

(10)  STOCK OPTION AND INCENTIVE PLANS

 Stock option and incentive plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. Stock options generally have 10-year terms, and vest and become fully exercisable over a two or three year period after date of grant. Compensation expense related to the Company's stock-based incentive plans is recognized ratably over each plan's defined vesting period. Pre-tax expenses under the Company's stock-based incentive plans were $24 million, $15 million and $21 million in 2005, 2004 and 2003, respectively.

The Company's stock option and incentive plans permit the grant of stock options and other stock awards covering up to 10.5 million shares to key employees of the Company and its subsidiaries, of which options and awards covering up to 2.6 million shares are available for grant at December 31, 2005. Outstanding restricted and phantom shares totaled 1,500,125 with a weighted-average grant-date fair value of $67.56 per share at December 31, 2005 and 1,249,759 with a weighted-average grant-date fair value of $61.55 per share at December 31, 2004.

Whirlpool has a Non-employee Director Equity Plan. This plan provides for (a) a one time grant of 1,000 shares of common stock upon a director joining the Board of Directors; (b) an annual grant of stock options valued at $36,000 with the number of options to be based on dividing $36,000 by the product of the then current fair market value of a single share of the common stock multiplied by 0.35; and (c) an annual grant of stock worth $54,000 with the number of shares to be issued to the director determined by dividing $54,000 by the then current fair market value of the common stock of the Company. The exercise price under each option granted is the fair market value of the common stock as of the final trading day before the annual meeting of stockholders. These options are exercisable for 20 years or, if earlier, two years after a non-employee director ceases to serve on Whirlpool's Board of Directors, provided that no option is exercisable within the first six months of its term, unless death or disability of the director occurs. In the event of a non-employee director's death, such options will be exercisable for one year from the date of death. Payment of the exercise price may be made in cash or, if permitted by law, Whirlpool common stock, valued at its market price at the time of exercise. At December 31, 2005, there were 275,782 shares available for grant under this plan.

The fair value of stock options used to compute pro-forma net earnings and diluted net earnings per share disclosures, as presented in Note 1, is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003: expected volatility of 25.5%, 28.7% and 31.7%; dividend yield of 2.4%, 2.6% and 2.2%; risk-free interest rate of 4.4%, 3.6% and 3.2%, and a weighted-average expected option life of five years for all three years.

A summary of stock option information follows:

	2005		2004		2003
Thousands of shares, except per share data	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1	5,325	$58.46	5,892	$55.82	5,965	$55.63
Granted	256	63.99	666	72.91	1,315	50.06
Exercised	(1,731)	54.54	(1,124)	52.84	(1,251)	48.60
Canceled or expired	(117)	67.59	(109)	61.82	(137)	58.37

Outstanding at December 31	3,733	$60.37	5,325	$58.46	5,892	$55.82

Exercisable at December 31	3,156	$58.76	4,237	$57.62	3,937	$55.78

Fair value of options granted during the year		$15.55		$17.07		$12.67

Of the outstanding options at December 31, 2005, 1.8 million options, of which 1.7 million are exercisable at a weighted-average price of $51.57, have exercise prices ranging from $45.75 to $62.64 and a weighted-average remaining life of 5 years. The remaining 1.9 million outstanding options, of which 1.4 million are exercisable at a weighted-average price of $67.69, have exercise prices ranging from $62.98 to $79.14 and a weighted-average remaining life of 6.6 years.

(11)  RESTRUCTURING CHARGES

Under Whirlpool's ongoing global operating platform initiatives, the Company implemented certain restructuring initiatives to enhance Whirlpool's competitive position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. In addition to the global operating platform initiatives, the Company began to implement organizational initiatives designed to increase efficiencies in support functions throughout the Company. The restructuring plan primarily relates to headcount reductions in European sales and supporting offices, moving manufacturing capacity to lower cost locations throughout Europe, and headcount reductions in an Asian manufacturing location.

Under a restructuring initiative begun in 2004, the Company incurred restructuring charges of $57 million and $22 million in 2005 and 2004, respectively. The Company also recognized a ($7) million credit in 2004 resulting from final settlements of prior year restructuring initiatives. Net charges of $57 million and $15 million are included in the restructuring costs line in the Company's Consolidated Statements of Operations. As of December 31, 2005, approximately 2,000 employees have been terminated as a result of this initiative. The Company expects that this restructuring initiative may reduce up to 3,500 positions in total.

Through December 31, 2003, the Company had approved all phases of a restructuring program that began in the fourth quarter of 2000 and resulted in cumulative pre-tax restructuring charges of $247 million, of which $3 million was recognized during 2003. These charges are included in the restructuring costs line on the Company's Consolidated Statements of Operations. The restructuring plan relates primarily to the closing of a refrigeration plant in the Company's Latin America region, a parts packing facility and a cooking plant in the North America region, a plastic components facility in the Asia region, the relocation of several laundry manufacturing facilities in Europe and a restructuring of the Company's microwave business in its Europe region. Employees terminated to date under the plan include both hourly and salaried employees, the majority of which were hourly personnel at the facilities listed above. For the initiatives announced through December 31, 2003, the Company expected to reduce over 7,100 positions; substantially all of whom had left the Company as of December 31, 2005.

Details of the restructuring liability balance and full year restructuring activity for 2005, 2004 and 2003 are as follows:

Millions of dollars	Beginning Balance	Charge to Earnings	Cash Paid	Non-cash	Revision of Estimate	Translation	Ending Balance
2005
Termination costs	$9	$50	$(42)	$—	$—	$(2)	$15
Non-employee exit costs	4	7	(1)	(6)	—	—	4

Total	$13	$57	$(43)	$(6)	$—	$(2)	$19

2004
Termination costs	$41	$16	$(41)	$—	$(7)	$—	$9
Non-employee exit costs	4	6	(2)	(4)	—	—	4

Total	$45	$22	$(43)	$(4)	$(7)	$—	$13

2003
Termination costs	$116	$3	$(89)	$—	$—	$11	$41
Non-employee exit costs	6	—	(5)	—	—	3	4

Total	$122	$3	$(94)	$—	$—	$14	$45

(12)  PRODUCT RECALLS

On February 25, 2005, the Company announced the recall of approximately 162,000 under-the-counter plastic tall tub dishwashers due to a potential safety issue. There have been no reports of personal injury or property damage associated with these dishwashers. The Company also is undertaking the repair of up to an additional 223,000 of these dishwashers for a separate quality issue. The Company accrued $17.1 million related to the quality issues within cost of products sold during the fourth quarter of 2004. During 2005, the estimated cost to recall and repair these units was reduced to $13.7 million primarily due to the recovery of certain costs from a parts supplier. The remaining cost accrual and supplier receivable were not material at December 31, 2005. During 2003, the Company incurred an additional $16 million ($10 million after-tax) primarily related to final expenses in connection with a 2001 recall.

(13)  INCOME TAXES

Income tax expense is as follows:

Year ended December 31 — Millions of dollars	2005	2004	2003
Current:
Federal	$57	$202	$36
State and local	10	18	5
Foreign	117	73	76

	184	293	117
Deferred:
Federal	(9)	(119)	88
State and local	(3)	(4)	(1)
Foreign	(1)	39	24

	(13)	(84)	111

Total income tax expense	$171	$209	$228

Domestic and foreign earnings before income taxes and other items are as follows:

Year ended December 31 — Millions of dollars	2005	2004	2003
Domestic	$347	$402	$473
Foreign	250	214	179

Total earnings before taxes and other items	$597	$616	$652

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings before income taxes and other items are as follows:

Year ended December 31 — Millions of dollars	2005	2004	2003
Income tax expense computed at U.S. federal statutory rate	$209	$217	$229
State and local taxes, net of federal tax benefit	7	9	3
Tax effect of permanent differences	11	4	12
Medicare Part D subsidy	(11)	—	—
Foreign tax rate differential	7	8	5
U.S. tax on foreign dividends and subpart F income	81	3	20
U.S. foreign tax credits	(144)	(53)	(41)
Foreign withholding taxes	18	10	22
Foreign government tax incentive	—	(2)	(4)
Expired foreign loss carryforwards	2	—	—
Deductible interest on capital	(1)	(7)	2
U.S. government tax incentives	(5)	(5)	(3)
Settlement of global tax audits	(30)	45	12
Valuation allowances	4	6	(14)
Other items, net	23	(26)	(15)

Income tax expense	$171	$209	$228

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

December 31 — Millions of dollars	2005	2004
Deferred tax liabilities
Property, plant and equipment	$230	$224
Financial services leveraged leases	37	61
Pensions	116	193
Software costs	6	7
LIFO inventory	15	18
Other	141	167

Total deferred tax liabilities	$545	$670
Deferred tax assets
Postretirement obligations	$184	$261
Pensions — includes additional minimum liability	191	34
Restructuring costs	7	1
Product warranty accrual	36	22
Receivable and inventory allowances	68	68
Loss carryforwards	271	275
Employee payroll and benefits	57	76
Foreign tax credit carryforwards	58	57
Other	165	196

Total deferred tax assets	$1,037	$990

Valuation allowances for deferred tax assets	$(114)	$(105)

Deferred tax assets, net of valuation allowances	$923	$885

Net deferred tax assets	$378	$215

At December 31, 2005, the Company has foreign net operating loss carryforwards of $893 million, $689 million of which do not expire with substantially all of the remaining $204 million expiring in various years through 2014. As of December 31, 2005, the Company had $58 million of foreign tax credit carryforwards available to offset future payments of federal income taxes, expiring in varying amounts between 2012 and 2015.

The Company has recorded valuation allowances to reflect the estimated amount of net operating loss and foreign tax credit carryforwards that will be realized. The valuation allowance of $114 million at December 31, 2005 is made up of $94 million of foreign net operating loss carryforwards and $20 million of other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

Other than earnings specifically noted below, the Company has historically reinvested all of the unremitted earnings of its foreign subsidiaries and affiliates. Due to a restructuring of selected foreign subsidiaries, the Company plans to distribute approximately $102 million of foreign earnings over the next several years. This distribution is presently forecast to result in tax benefits which have not been recorded currently because of its contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $1.23 billion at December 31, 2005. Should the Company make a distribution from the unremitted earnings of its foreign subsidiaries and affiliates, it would be subject to additional U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings because of the complexities associated with this hypothetical calculation.

During the fourth quarter of 2005, the Company repatriated approximately $25 million of foreign earnings from its affiliates in Hong Kong and Colombia under the American Jobs Creation Act of 2004. The repatriation occurred for purposes of balancing the Company's cash position abroad and had an immaterial impact on the Company's tax provision.

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the "2005 Energy Act"). Among the many provisions of this legislation are manufacturer's tax credits in 2006 and 2007 for the accelerated production of super-efficient washers, refrigerators and dishwashers to meet 2007 Energy Star standards. Whirlpool has historically, and will continue to, invest in innovative and energy efficient products for its customers and has products in development that will support utilization of these tax credits over the two-year period.

As of December 31, 2005, the Company was in various stages of audits by various governmental tax authorities. The Company establishes liabilities for probable and estimable assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. The Company paid income taxes of $276 million in 2005, $277 million in 2004 and $261 million in 2003.

(14) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its North American employees and certain European and Brazilian employees. The U.S. salaried employees receive defined benefits based on years of service and final average salary, while U.S. hourly employees receive benefits based on specific dollar amounts for each year of service.

The U.S. qualified defined benefit pension plans provide that in the event of a plan termination within five years following a change in control of the Company, any assets held by the plans in excess of the amounts needed to fund accrued benefits would be used to provide additional benefits to plan participants. A change in control generally means either a change in the majority of the incumbent Board of Directors or an acquisition of 25% (30% for purposes of the Whirlpool Production Employees Retirement Plans) or more of the voting power of the Company's outstanding stock, without the approval of a majority of the incumbent board.

The Company also has a postretirement health care benefit program for eligible retired U.S. employees. Eligible retirees are those who were full-time employees with 10 years of service who attained age 55 while in service with the Company. The health care plans are generally contributory with participants' contributions adjusted annually. The postretirement health care plans include cost-sharing provisions that limit the Company's exposure for recent and future retirees. The plans are unfunded. The Company has reserved the right to modify the benefits. In June 2003, the Company announced a modification to its U.S. retiree health care plans that affects certain future and current retirees, and is based on a Retiree Healthcare Savings Account ("RHSA"), where notional accounts are established for eligible active U.S. paid employees. The accounts reflect each year of service beginning at age 40 and is designed to provide employees who retire from the Company after December 31, 2003 with credits to apply towards health care premiums. In June 2003, the Company recorded a one-time gain of $13.5 million, net of tax, related to the modification of its retiree health care plan. No significant postretirement medical benefits are provided by the Company to non-U.S. employees.

The Company was required to remeasure the net periodic cost and funded status of one of its pension plans and the Whirlpool Retiree Healthcare Plan at February 29, 2004. The interest rate used for this remeasurement was 6%, the same as at year-end 2003.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act established a prescription drug benefit under Medicare, known as Part D, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Part D. In 2004, the Company measured the effects of the Act following the guidance in FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." For the year ended December 31, 2004, the Company reflected the estimated federal subsidy under the Act as an actuarial gain as required by FSP 106-2, which caused the accumulated other postretirement benefit obligation to decrease by $104 million, and reduced the cost that otherwise would have been recognized in 2004 by approximately $15 million.

Lump sum retirement distributions were made from the Company's nonqualified pension plans in the third and fourth quarters of 2004 resulting in the recognition of settlement charges of $9.5 million. As a result of these settlements, the Company remeasured the nonqualified pension plans at July 1, 2004 using a discount rate of 6.25% and at December 31, 2004 using a discount rate of 5.85%.

On November 14, 2005, the Company amended the Whirlpool Employees Pension Plan (the "WEPP"). The amendment will be reflected in the Company's 2006 pension cost and did not affect the accumulated benefit obligation (the "ABO") or projected benefit obligation (the "PBO") at December 31, 2005.

In January 2005, the Company amended the WEPP. The Company remeasured the net periodic cost and funded status of the plan at January 1, 2005 to reflect the amendment. The effect of this amendment was to reduce the PBO by approximately $80 million. The ABO was not affected by the amendment since the accrued benefits as of December 31, 2005 were not affected by this change.

The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. Company matching contributions for domestic hourly and certain other employees under the plan, based on the Company's annual operating results and the level of individual participants' contributions, amounted to $20 million, $12 million and $15 million in 2005, 2004 and 2003, respectively.

The Company uses a December 31 measurement date for the majority of its pension and other postretirement benefit plans.

Obligations and Funded Status

December 31—Millions of dollars

	U.S. Pension		Foreign Pension		Post Employment Benefits
	2005	2004	2005	2004	2005	2004
Fair value of plan assets	$1,695	$1,672	$111	$112	$—	$—
Benefit obligations	2,053	1,985	329	331	701	676

Funded status (plan assets less than benefit obligations)	$(358)	$(313)	$(218)	$(219)	$(701)	$(676)
Amounts not recognized:
Unrecognized transition obligation	—	—	—	—	1	1
Unrecognized net loss	556	479	51	35	262	237
Unrecognized prior service cost (benefit)	57	140	6	7	(73)	(61)

Prepaid (accrued) cost	$255	$306	$(161)	$(177)	$(511)	$(499)

	U.S. Pension		Foreign Pension		Post Employment Benefits
	2005	2004	2005	2004	2005	2004
Prepaid benefit cost	$—	$329	$—	$—	$—	$—
Accrued benefit cost	(277)	(163)	(190)	(204)	(511)	(499)
Intangible asset	60	48	4	4	—	—
Accumulated other comprehensive income	472	92	25	23	—	—

Prepaid (accrued) cost	$255	$306	$(161)	$(177)	$(511)	$(499)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,972 million and $1,772 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for all foreign pension plans was $304 million and $303 million at December 31, 2005 and 2004, respectively.

At the end of 2005 and 2004, the PBO, ABO, and FV for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

December 31—Millions of dollars

	PBO Exceeds FV U.S. Pension		PBO Exceeds FV Foreign Pension		ABO Exceeds FV U.S. Pension		ABO Exceeds FV Foreign Pension
End of Year	2005	2004	2005	2004	2005	2004	2005	2004
PBO	$2,053	$1,985	$298	$331	$2,053	$536	$258	$330
ABO	1,972	1,772	274	303	1,972	524	239	302
FV	1,695	1,672	80	112	1,695	422	45	110

Change in Benefit Obligation — Millions of dollars

	U.S. Pension		Foreign Pension		Post Employment Benefits
	2005	2004	2005	2004	2005	2004
Benefit obligation as of January 1	$1,985	$1,771	$331	$206	$676	$741
Service cost	84	88	11	12	14	12
Interest cost	113	110	17	16	37	37
Plan amendments	(74)	25	—	1	(20)	(22)
Participant contributions	—	—	1	—	9	6
Actuarial (gain)/loss	46	88	22	10	38	(48)
Curtailments	—	—	4	—	—	—
Benefits paid	(101)	(97)	(27)	(22)	(54)	(50)
New plans	—	—	3	86	—	—
Foreign currency exchange rate	—	—	(29)	23	1	—
Settlements	—	—	(4)	(1)	—	—

Benefit obligation as of December 31	$2,053	$1,985	$329	$331	$701	$676

Change in Plan Assets — Millions of dollars

	U.S. Pension		Foreign Pension		Post Employment Benefits
	2005	2004	2005	2004	2005	2004
Fair value of plan assets as of January 1	$1,672	$1,550	$112	$99	$—	$—
Actual return on plan assets	109	170	12	5	—	—
Company contributions	15	31	25	21	45	44
Plan participant contributions	—	—	1	1	9	6
Settlements	—	18	(4)	(1)	—	—
Benefits paid	(101)	(97)	(27)	(22)	(54)	(50)
New plans	—	—	1	—	—
Foreign currency exchange rates	—	—	(8)	8	—	—

Fair value of plan assets as of December 31	$1,695	$1,672	$111	$112	$—	$—

Components of Net Periodic Benefit Cost

							Post Employment Benefits
	U.S. Pension			Foreign Pension
Millions of dollars
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$84	$88	$66	$11	$12	$5	$14	$12	$13
Interest cost	113	110	101	17	16	12	37	37	42
Expected return on plan assets	(154)	(160)	(125)	(5)	(7)	(7)	—	—	—
Amortization of transition obligation	—	—	—	1	1	1	—	—	—
Amortization of prior service cost	9	19	16	—	—	—	(7)	(6)	(4)
Amortization of net loss	14	1	5	—	1	1	15	11	11

Net periodic cost	$66	$58	$63	$24	$23	$12	$59	$54	$62

Curtailments	—	—	—	—	—	—	—	—	(23)
Special termination benefits	—	—	3	—	—	—	—	—	—
Settlements	—	10	—	4	—	—	—	—	(1)

Total pension cost	$66	$68	$66	$28	$23	$12	$59	$54	$38

Additional Information

					Post Employment Benefits
	U.S. Pension		Foreign Pension
Weighted-average assumptions used to determine benefit obligations at December 31
	2005	2004	2005	2004	2005	2004
Discount rate	5.60%	5.80%	4.0% - 11.3%	4.5% - 11.3%	5.50%	5.50%
Rate of compensation increase	4.50%	4.50%	2.5% - 7.1%	2.5% - 7.1%	N/A	N/A
Health care cost trend rate assumed for next year	N/A	N/A	N/A	N/A	9.00%	10.00%
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	5.00%	5.00%
Year that ultimate rate is reached	N/A	N/A	N/A	N/A	2010	2008

	U.S. Pension			Foreign Pension			Post Employment Benefits
Weighted-average assumptions used to determine net cost for year ended December 31
	2005	2004	2003	2005	2004	2003	2005	2004	2003
									6.75% at 1/1/2003
Discount Rate	5.80%	6.00%	6.75%	4.5% - 11.3%	5.0% - 11.3%	5.5% - 11.3%	5.50%	6.00%	5.75% at 6/1/2003
									6.50% at 8/1/2003
Expected return on plan assets	8.75%	8.75%	8.75%	4.5% - 11.3%	5.0% - 11.3%	5.5% - 11.3%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	2.5% - 8.15%	2.5% - 8.15%	2.5% - 8.0%	N/A	N/A	N/A
Health care cost trend rate assumed for current year	N/A	N/A	N/A	N/A	N/A	N/A	10.00%	11.00%	9.50%/10.50%
Rate that the cost trend rate gradually declines to	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.50%
Year that the ultimate rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2010	2008	2007

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1926 through 2005 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.

For foreign pension plans, the expected rate of return on plan assets was determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligation	40	(41)

Plan Assets

The Company's investment philosophy is to diversify the pension assets subject to a specified asset allocation policy. The Company rebalances the asset classes to stay within an acceptable range around the targeted allocation. The asset allocation is based on the belief that, over the long term, equities will outperform fixed income investments. The assets are invested in both indexed funds and actively managed funds, depending on the asset class.

Whirlpool's pension plan asset allocation at December 31, 2005 and 2004, and target allocation for 2006, by asset category are as follows:

	U.S. Pension			Foreign Pension
		Percentage of Plan Assets at December 31			Percentage of Plan Assets at December 31
Asset Category	Target Allocation 2006			Target Allocaton 2006
		2005	2004		2005	2004
Equity securities	70%	71%	70%	53%	54%	43%
Debt securities	30	29	30	46	44	55
Other	—	—	—	1	2	2

Total	100%	100%	100%	100%	100%	100%

Cash Flows

 The Company's funding policy is to contribute to its U.S. pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which the Company may determine to be appropriate. In certain countries other than the U.S., the funding of pension plans is not common practice. The Company has several unfunded non-U.S. pension plans. The Company pays for retiree medical benefits as they are incurred.

Employer Contributions — Millions of dollars	U.S. Pension	Foreign Pension	Post Employment Benefits
2006 (expected)	$32	$23	$52

The $32 million expected to be contributed to the U.S. pension plans during 2006 represents the sum of $4 million of expected benefit payments from corporate cash for the unfunded non-qualified pension plans and $28 million of expected voluntary contributions to its funded pension plans. The Company expects no minimum required contributions to its funded pension plans in 2006.

The $23 million expected to be contributed to the foreign pension plans during 2006 represents contributions to the Company's pension plans.

The $52 million expected to be contributed to fund the other postretirement benefit plans during 2006 represents expected benefit payments from corporate cash.

Contributions by participants to the other postretirement benefit plans were $9 million and $6 million for the years ending December 31, 2005 and 2004, respectively.

The payments from the majority of U.S. pension plans and certain foreign pension plans come from a trust which the Company funds from time to time.

Estimated Employer Benefit Payments — Millions of dollars	U.S. Pension	Foreign Pension	Post Employment Benefits- (Gross)	Post Employment Benefits- Part D Subsidy
2006	$111	$18	$65	$(5)
2007	120	16	71	(6)
2008	130	18	77	(6)
2009	144	21	82	(7)
2010	153	22	88	(8)
2011 - 2015	862	141	518	(47)

(15) BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment's operating income, which is defined as income before interest income and sundry, interest expense, taxes, minority interests and before one-time charges. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Elimination" column primarily includes corporate expenses, assets and eliminations as well as all other one-time charges. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America which are included in Other/Eliminations.

Sales activity with Sears, a North American major home appliance retailer, represented 16%, 17% and 18% of consolidated net sales in 2005, 2004 and 2003, respectively. Related receivables were 21%, 19% and 22% of consolidated trade receivables as of December 31, 2005, 2004 and 2003, respectively.

The Company conducts business in two countries that individually comprised over 10% of consolidated net sales and/or total assets within the last three years. The United States represented 56%, 56% and 57% of net sales for 2005, 2004 and 2003, respectively, while Brazil totaled 8%, 6% and 6% for 2005, 2004 and 2003, respectively. As a percentage of total assets, the United States accounted for 42%, 39% and 41% at the end of 2005, 2004 and 2003, respectively. Brazil accounted for 15%, 12% and 11% of total assets at the end of 2005, 2004 and 2003, respectively.

As described above, the Company's chief operating decision maker reviews each operating segment's performance based upon operating income excluding one-time charges, primarily restructuring. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2005, the operating segments recorded total restructuring charges as follows: North America — $4 million, Europe — $36 million, Latin America — $8 million, Asia — $7 million and Corporate — $2 million for a total of $57 million. For 2004, the operating segments recorded total restructuring (See Note 11) as follows: North America — $2 million, Europe — $7 million, Latin America — $6 million, Asia — $0 million and Corporate — $0 million, for a total of $15 million. For 2003, the operating segments recorded total restructuring charges as follows: North America — $1 million, Europe — $2 million, Latin America — $0 million, Asia — $0 million and Corporate — $0 million, for a total of $3 million.

	GEOGRAPHIC SEGMENTS
Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2005	$8,913	$3,160	$1,962	$422	$(140)	$14,317
2004	$8,254	$3,062	$1,674	$382	$(152)	$13,220
2003	$7,875	$2,691	$1,350	$416	$(156)	$12,176
Intersegment sales
2005	$47	$489	$136	$198	$(870)	$—
2004	$46	$458	$148	$163	$(815)	$—
2003	$46	$359	$153	$126	$(684)	$—
Depreciation and amortization
2005	$211	$104	$99	$16	$12	$442
2004	$214	$104	$95	$16	$16	$445
2003	$217	$92	$83	$15	$20	$427
Operating profit (loss)
2005	$808	$164	$127	$(23)	$(284)	$792
2004	$778	$166	$65	$(25)	$(226)	$758
2003	$810	$124	$89	$7	$(200)	$830
Total assets
2005	$3,745	$2,650	$1,748	$530	$(425)	$8,248
2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181
2003	$3,290	$2,405	$1,395	$523	$(252)	$7,361
Capital expenditures
2005	$280	$104	$87	$18	$5	$494
2004	$261	$129	$91	$18	$12	$511
2003	$185	$111	$96	$16	$15	$423

(16)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2005:
Net sales	$3,954	$3,599	$3,556	$3,208
Cost of products sold	3,094	2,831	2,825	2,520
Net earnings	126	114	96	86
Per share of common stock:
Basic net earnings	$1.87	$1.70	$1.44	$1.28
Diluted net earnings	$1.83	$1.66	$1.42	$1.26
Dividends	$0.43	$0.43	$0.43	$0.43
	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2004:
Net sales	$3,632	$3,318	$3,264	$3,007
Cost of products sold	2,895	2,604	2,539	2,320
Net earnings	97	101	106	101
Per share of common stock:
Basic net earnings	$1.46	$1.53	$1.56	$1.47
Diluted net earnings	$1.44	$1.50	$1.53	$1.43
Dividends	$0.43	$0.43	$0.43	$0.43

(17)  PENDING MAYTAG ACQUISITION

On August 22, 2005, Whirlpool entered into a definitive merger agreement with Maytag to acquire all outstanding shares of Maytag common stock. The aggregate transaction value, including the payment to Maytag stockholders of approximately $850 million in cash and between 9.2 million and 11.3 million shares of Whirlpool common stock and assumption of approximately $972 million of Maytag debt (based on Maytag stock, exercisable stock options and debt reported outstanding as of December 31, 2005), is approximately $2.7 billion. The number of shares of Whirlpool common stock to be issued will depend on the volume weighted-average trading prices of Whirlpool common stock during a twenty trading day period ending shortly before completion of the merger. The transaction was approved by Maytag shareholders on December 22, 2005 and is pending regulatory clearance as discussed below.

Whirlpool has sufficient resources to finance the acquisition. The acquisition and upcoming debt maturities of the combined company are expected to be financed initially through commercial paper supported by existing bank agreements and with new committed bank facilities. The Company expects to eventually refinance a portion of its commercial paper in the capital markets.

The merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. On December 1, 2005, Whirlpool and Maytag announced that they had certified substantial compliance with the Antitrust Division of the Department of Justice in response to a request for additional information ("second request") and had agreed not to close the proposed merger before February 27, 2006, without the Antitrust Division's concurrence, recognizing that the Antitrust

Division could request additional time for review. On February 13, 2006, Whirlpool and Maytag announced that they agreed with the Antitrust Division to a limited extension of time to complete the review of the proposed merger. The companies have agreed not to close the transaction before March 30, 2006 without the Antitrust Division's concurrence.

Whirlpool and Maytag are working closely with the Department of Justice and continue to cooperate fully with its investigation and respond promptly to its inquiries.

On August 22, 2005, Whirlpool paid Maytag $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Co. At December 31, 2005, paid and accrued costs related to the potential merger total $77 million and included the above mentioned fee, as well as $37 million of professional fees incurred in connection with the proposed acquisition. These costs have been capitalized and are recorded in the other assets line within the Company's Consolidated Balance Sheet. If consummation of the transaction does not occur, the costs will be reclassified to expense. Whirlpool has agreed to pay up to $15 million to assist Maytag in retaining key employees while the merger is pending. Whirlpool also has agreed to pay Maytag a "reverse break-up fee" of $120 million under certain circumstances if the transaction cannot be closed due to an inability to obtain regulatory clearance.

ELEVEN-YEAR CONSOLIDATED STATISTICAL REVIEW

(Millions of dollars except share and employee data)	2005		2004		2003
CONSOLIDATED OPERATIONS
Net sales	$14,317		$13,220		$12,176
Operating profit(1)	$792		$758		$830
Earnings (loss) from continuing operations before income taxes and other items	$597		$616		$652
Earnings (loss) from continuing operations	$422		$406		$414
Earnings (loss) from discontinued operations(2)	$—		$—		$—
Net earnings (loss)(3)	$422		$406		$414
Net capital expenditures	$494		$511		$423
Depreciation	$441		$443		$423
Dividends	$116		$116		$94
CONSOLIDATED FINANCIAL POSITION
Current assets	$4,710		$4,514		$3,865
Current liabilities	$4,301		$3,985		$3,589
Working capital	$409		$529		$276
Property, plant and equipment—net	$2,511		$2,583		$2,456
Total assets	$8,248		$8,181		$7,361
Long-term debt	$745		$1,160		$1,134
Stockholders' equity	$1,745		$1,606		$1,301
PER SHARE DATA
Basic earnings (loss) from continuing operations before accounting change	$6.30		$6.02		$6.03
Diluted earnings (loss) from continuing operations before accounting change	$6.19		$5.90		$5.91
Diluted net earnings (loss)(3)	$6.19		$5.90		$5.91
Dividends	$1.72		$1.72		$1.36
Book value	$25.54		$23.31		$18.56
Closing Stock Price—NYSE	$83.76		$69.21		$72.65
KEY RATIOS(4)
Operating profit margin	5.5%		5.7%		6.8%
Pre-tax margin(5)	4.2%		4.7%		5.4%
Net margin(6)	2.9%		3.1%		3.4%
Return on average stockholders' equity(7)	24.6%		30.3%		42.9%
Return on average total assets(8)	5.1%		5.2%		5.9%
Current assets to current liabilities	1.1	x	1.1	x	1.1	x
Total debt-appliance business as a percent of invested capital(9)	40.4%		45.7%		50.9%
Price earnings ratio	13.5	x	11.7	x	12.3	x
Interest coverage(10)	5.6	x	5.8	x	5.7	x
OTHER DATA
Number of common shares outstanding (in thousands):
Average—on a diluted basis	68,272		68,902		70,082
Year-end	67,880		66,604		68,931
Number of stockholders (year-end)	7,442		7,826		8,178
Number of employees (year-end)	65,682		68,125		68,407
Total return to shareholders (five year annualized)(11)	14.5%		3.7%		8.1%

(1)
Restructuring charges were $57 million in 2005, $15 million in 2004, $3 million in 2003, $101 million in 2002, $150 million in 2001, $343 million in 1997, and $30 million in 1996.

(2)
The company's financial services business was discontinued in 1997.

(3)
Includes cumulative effect of accounting changes: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $(613) million or $(8.84) per diluted share; 2001—Accounting for derivative instruments and hedging activities of $8 million or $0.12 per diluted share.

(4)
Key ratios include charges for restructuring charges, as well as other non-recurring items, which increased (decreased) operating profit, earnings before tax and net earnings in the following years: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $0, $0, and $(613) million, restructuring charges $(101) million, $(101) million and $(76) million, discontinued operations and accounting changes of $(19) million, $(19) million and $(57) million, and a minority investment write-off in a European business of $0, $0 and $(22) million; 2001—Restructuring charges of $(150) million, $(150) million and $(110) million, product recalls of $(295) million, $(295) million and $(181) million, and discontinued operations and accounting changes of $0, $0 and $(13) million; 1999—Brazil devaluation of $0, $(158) million and $(60) million; 1998—Gain from discontinued operations of $0, $0 and $15 million; 1997—Restructuring charges of $(343) million, $(343) million and $(213) million.

2002	2001	2000	1999	1998	1997	1996	1995

$11,016	$10,343	$10,325	$10,511	$10,323	$8,617	$8,523	$8,163
$692	$306	$807	$875	$688	$11	$278	$366
$495	$93	$577	$514	$564	$(171)	$100	$214
$262	$34	$367	$347	$310	$(46)	$141	$195
$(43)	$(21)	$—	$—	$15	$31	$15	$14
$(394)	$21	$367	$347	$325	$(15)	$156	$209
$430	$378	$375	$437	$542	$378	$336	$483
$391	$368	$371	$386	$399	$322	$318	$282
$91	$113	$70	$103	$102	$102	$101	$100

$3,327	$3,311	$3,237	$3,177	$3,882	$4,281	$3,812	$3,541
$3,505	$3,102	$3,303	$2,892	$3,267	$3,676	$4,022	$3,829
$(178)	$209	$(66)	$285	$615	$605	$(210)	$(288)
$2,338	$2,052	$2,134	$2,178	$2,418	$2,375	$1,798	$1,779
$6,631	$6,967	$6,902	$6,826	$7,935	$8,270	$8,015	$7,800
$1,092	$1,295	$795	$714	$1,087	$1,074	$955	$983
$739	$1,458	$1,684	$1,867	$2,001	$1,771	$1,926	$1,877

$3.86	$0.51	$5.24	$4.61	$4.09	$(0.62)	$1.90	$2.64
$3.78	$0.50	$5.20	$4.56	$4.06	$(0.62)	$1.88	$2.60
$(5.68)	$0.31	$5.20	$4.56	$4.25	$(0.20)	$2.08	$2.78
$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36
$10.67	$21.44	$23.84	$24.55	$26.16	$23.71	$25.93	$25.40
$52.22	$73.33	$47.69	$65.06	$55.38	$55.00	$46.63	$53.25

6.3%	3.0%	7.8%	8.3%	6.7%	0.1%	3.3%	4.5%
4.5%	0.9%	5.6%	4.9%	5.5%	(2.0)%	1.2%	2.6%
2.4%	0.3%	3.6%	3.3%	3.0%	(0.5)%	1.7%	2.4%
(26.5)%	1.3%	20.7%	17.9%	17.2%	(0.8)%	8.2%	11.6%
(5.8)%	0.3%	5.4%	4.7%	4.0%	(0.2)%	2.0%	2.9%
0.9	x	1.1	x	1.0	x	1.1	x	1.2	x	1.2	x	0.9	x	0.9	x
65.1%	48.0%	49.4%	37.7%	43.5%	46.1%	44.2%	45.2%
(9.2)	x	236.5	x	9.2	x	14.3	x	13.0	x	—	22.4	x	19.2	x
(0.4)	x	1.4	x	4.1	x	4.3	x	3.1	x	0.9	x	2.5	x	3.4	x

69,267	68,036	70,637	76,044	76,507	74,697	77,178	76,812
68,226	67,215	66,265	74,463	76,089	75,262	74,415	74,081
8,556	8,840	11,780	12,531	13,584	10,171	11,033	11,686
68,272	61,923	62,527	62,706	59,885	62,419	49,254	46,546
1.4%	12.2%	0.3%	7.9%	(1.2)%	6.8%	6.3%	20.8%

(5)
Earnings from continuing operations before income taxes and other items, as a percent of sales.

(6)
Earnings from continuing operations, as a percent of sales.

(7)
Net earnings (loss), divided by average stockholders' equity. Average stockholders' equity is computed on a 13 month average beginning in 2001.

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

The financial statements were prepared from the Company's accounting records, books and accounts which, in reasonable detail, accurately and fairly reflect all material transactions. The Company maintains a system of internal controls designed to provide reasonable assurance that the Company's books and records, and the Company's assets are maintained and accounted for, in accordance with management's authorizations. The Company's accounting records, policies and internal controls are regularly reviewed by an internal audit staff.

The audit committee of the Board of Directors of the Company is composed of five independent directors who, in the opinion of the board, meet the relevant financial experience, literacy, and expertise requirements. The audit committee provides independent and objective oversight of the Company's accounting functions and internal controls and monitors (1) the objectivity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements, (3) the independent registered public accounting firm's qualifications and independence, and (4) the performance of the Company's internal audit function and independent registered public accounting firm. In performing these functions, the committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and the independent registered public accounting firm, including the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations," to monitor the adequacy of financial disclosure. The Committee also has the responsibility to retain and terminate the Company's independent registered public accounting firm and exercise the committee's sole authority to review and approve all audit engagement fees and terms and preapprove the nature, extent, and cost of all non-audit services provided by the independent registered public accounting firm.

/s/ ROY W. TEMPLIN

Roy W. Templin
Executive Vice President and Chief Financial Officer
February 28, 2006

Management's Report on Internal Control Over Financial Reporting

The management of Whirlpool Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Whirlpool's internal control system is designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Whirlpool assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Whirlpool Corporation's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears on page F-61.

/s/ JEFF M. FETTIG Jeff M. Fettig Chairman of the Board and Chief Executive Officer February 28, 2006	/s/ ROY W. TEMPLIN Roy W. Templin Executive Vice President and Chief Financial Officer February 28, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whirlpool Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois February 28, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Whirlpool Corporation
Benton Harbor, Michigan

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Whirlpool Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Whirlpool Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois February 28, 2006

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2005, 2004, and 2003

(millions of dollars)

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions — Describe	Balance at End of Period
Year Ended December 31, 2005:
Allowances for doubtful accounts — trade receivables	$107	$7	$—	$38 — A	$76

Year Ended December 31, 2004:
Allowances for doubtful accounts — trade receivables	$113	$17	$—	$23 — A	$107

Year Ended December 31, 2003:
Allowances for doubtful accounts — trade receivables	$94	$34	$—	$15 — A	$113

Note A—The amounts represent accounts charged off, less recoveries of $1 million in 2005, $0 million in 2004, and $1 million in 2003, translation adjustments and transfers.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2005

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a "(Z)."

Number and Description of Exhibit

2
Agreement and Plan of Merger, dated as of August 22, 2005, among Whirlpool Corporation, Whirlpool Acquisition Co. and Maytag Corporation. [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed August 22, 2005.] [File No. 1-3932]
3(i)
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
The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.
4(ii)
Rights Agreement, dated April 21, 1998, between Whirlpool Corporation and First Chicago Trust Company of New York, with exhibits. [Incorporated by reference from Exhibit 4 to the Company's Form 8-K filed April 27, 1998] [File No. 1-3932]
10(iii)	(a)
Amended and Restated Long-Term Five-Year Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A., as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, ABN AMRO Bank N.V., The Royal Bank of Scotland PLC and Bank of America, N.A., as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed December 6, 2005] [File No. 1-3932]
10(iii)	(b)
364-Day Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A., as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, ABN AMRO Bank N.V., The Royal Bank of Scotland PLC and Bank of America, N.A., as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed December 6, 2005] [File No. 1-3932]

10(iii)	(c)
Indenture between Whirlpool Corporation and Citibank, N.A., dated as of March 20, 2000 [Incorporated by reference from Exhibit 4(a) to the Company's Registration Statement on Form S-3] [File No. 333-32886]
10(iii)	(d)
Whirlpool Corporation Nonemployee Director Stock Ownership Plan (as amended February 16, 1999, effective April 20, 1999).(Z) [Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1999 annual meeting of stockholders] [File No. 1-3932]
10(iii)	(e)
Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]
10(iii)	(f)
Nonemployee director compensation arrangement (effective January 1, 2005).(Z) [Incorporated by reference from Item 1.01(i) - Entry into a Material Definitive Agreement, of the Company's Form 8-K filed on December 22, 2004] [File No. 1-3932]
10(iii)	(g)
Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]
10(iii)	(h)
Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (effective January 1, 2005).(Z) [Incorporated by reference from Exhibit 10 to the Company's Form 8-K filed on December 22, 2004] [File No. 1-3932]
10(iii)	(i)	Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005).(Z) [Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on April 21, 2005] [File No. 1-3932]
10(iii)	(j)
Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended, July 1, 1991).(Z) [Incorporated by reference to Exhibit 10(iii)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]
10(iii)	(k)
Amendment of the Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan, (as amended, June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]
10(iii)	(l)
Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)	(m)
Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]
10(iii)	(n)
Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000).(Z) [Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 2000 annual meeting of stockholders] [File No. 1-3932]
10(iii)	(o)
Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002).(Z) [Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 2002 annual meeting of stockholders] [File No. 1-3932]
10(iii)	(p)
Administrative Guidelines for the Whirlpool Corporation Restricted Stock Value Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File 1-3932]
10(iii)	(q)
Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]
10(iii)	(r)
Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans)(Rev. 02/17/04).(Z) [Incorporated by reference from Exhibit 10(i) to the Company's Form 8-K filed on January 25, 2005] [File No. 1-3932]
10(iii)	(s)
Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]
10(iii)	(t)
Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans)(Rev. 02/17/04).(Z) [Incorporated by reference from Exhibit 10(ii) to the Company's Form 8-K filed on January 25, 2005] [File No. 1-3932]
10(iii)	(u)
Form of Agreements providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Exhibit 1 and Exhibit 2 to the Company's Form 8-K filed April 27, 2000] [File No. 1-3932]
10(iii)	(v)
Whirlpool Corporation Performance Excellence Plan (as amended January 1, 1992, January 1, 1994 , January 1, 1999 and January 1, 2004).(Z) [Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 2004 annual meeting of stockholders] [File No. 1-3932]

10(iii)	(w)
Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]
10(iii)	(x)
Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]
10(iii)	(y)
Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 10(iii)(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]
10(iii)	(z)	Employment Agreement with Paulo F.M.O. Periquito, dated January 1, 1998.(Z) [Incorporated by reference from Exhibit 10 to the Company's Form 10-Q for the period ended March 31, 1998] [File No. 1-3932]
10(iii)	(aa)
Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2002).(Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002] [File No. 1-3932]
10(iii)	(bb)
Whirlpool Supplemental Executive Retirement Plan (as amended and restated effective December 31, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]
10(iii)	(cc)	Whirlpool Corporation Form of Indemnity Agreement.(Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on February 23, 2006] [File No. 1-3932]
11		Computation of Earnings Per Share
12		Ratio of Earnings to Fixed Charges
21		List of Subsidiaries
23.1		Consent of Independent Registered Accounting Firm
24		Power of Attorney
31(a)		Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)		Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I
  ITEM 1 . Business.
  ITEM 1A . Risk Factors.
  ITEM 1B . Unresolved Staff Comments.
  ITEM 2 . Properties.
  ITEM 3 . Legal Proceedings.
  ITEM 4 . Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5 . Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6 . Selected Financial Data.
  ITEM 7 . Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A . Quantitative and Qualitative Disclosures about Market Risk.
  ITEM 8 . Financial Statements and Supplementary Data.
  ITEM 9 . Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ITEM 9A . Controls and Procedures.
  ITEM 9B . Other Information.
PART III
  ITEM 10 . Directors and Executive Officers of the Registrant.
  ITEM 11 . Executive Compensation.
  ITEM 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13 . Certain Relationships and Related Transactions.
  ITEM 14 . Principal Accounting Fees and Services.
PART IV
  ITEM 15 . Exhibits, Financial Statement Schedules.
SIGNATURES
Table of Contents
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
WHIRLPOOL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS Year Ended December 31 (Millions of dollars, except per share data)
WHIRLPOOL CORPORATION CONSOLIDATED BALANCE SHEETS (Millions of dollars)
WHIRLPOOL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended December 31 (Millions of dollars)
WHIRLPOOL CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Year ended December 31 (Millions of dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS WHIRLPOOL CORPORATION AND SUBSIDIARIES Years Ended December 31, 2005, 2004, and 2003 (millions of dollars)
ANNUAL REPORT ON FORM 10-K ITEMS 15(a)(3) and 15(c) EXHIBIT INDEX YEAR ENDED DECEMBER 31, 2005