Form 10-Q
period 2006-03-31
WHIRLPOOL CORP /DE/
filed 2006-05-15
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (check one)

Large Accelerated Filer    ☒                  Accelerated Filer    ☐                  Non-Accelerated Filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at May 1, 2006
Common stock, par value $1 per share	77,981,543

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars except per share data)

	Three Months Ended
	2006	2005
Net sales	$3,536	$3,208

EXPENSES:
Cost of products sold	2,979	2,724
Selling, general and administrative	344	297
Restructuring costs	12	7

	3,335	3,028

OPERATING PROFIT	201	180

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(7)	(12)
Interest expense	(29)	(35)

EARNINGS BEFORE INCOME TAXES AND OTHER ITEMS	165	133
Income taxes	47	45

EARNINGS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	118	88
Equity in earnings of affiliated companies	1	—
Minority interests	(1)	(2)

NET EARNINGS	$118	$86

Per share of common stock:
Basic net earnings	$1.73	$1.28

Diluted net earnings	$1.70	$1.26

Dividends	$.43	$.43

Weighted-average shares outstanding (millions):
Basic	68.1	66.8
Diluted	69.5	67.9

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) March 31 2006	December 31 2005
ASSETS

CURRENT ASSETS
Cash and equivalents	$244	$524
Trade receivables, less allowances (2006: $95; 2005: $76)	2,692	2,081
Inventories	2,548	1,591
Prepaid expenses	121	95
Deferred income taxes	288	134
Other current assets	357	285

Total Current Assets	6,250	4,710

OTHER ASSETS
Investment in affiliated companies	26	28
Goodwill	1,667	169
Other intangibles, net	1,873	115
Deferred income taxes	486	472
Other assets	224	243

	4,276	1,027

PROPERTY, PLANT AND EQUIPMENT
Land	113	80
Buildings	1,146	1,033
Machinery and equipment	6,791	6,108
Accumulated depreciation	(4,842)	(4,710)

	3,208	2,511

Total Assets	$13,734	$8,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$1,097	$131
Accounts payable	2,837	2,330
Employee compensation	346	352
Deferred income taxes	48	61
Accrued expenses	1,037	880
Restructuring costs	183	19
Income taxes	158	18
Other current liabilities	125	145
Current maturities of long-term debt	595	365

Total Current Liabilities	6,426	4,301

OTHER LIABILITIES
Deferred income taxes	279	167
Pension benefits	1,021	467
Postemployment benefits	1,331	511
Other liabilities	406	220
Long-term debt	1,308	745

	4,345	2,110

MINORITY INTERESTS	104	92

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:	102	92
Shares authorized - 250 million
Shares issued - 102 million (2006); 92 million (2005)
Shares outstanding - 78 million (2006); 68 million (2005)
Paid-in capital	1,780	863
Retained earnings	2,991	2,902
Accumulated other comprehensive income (loss)	(764)	(862)
Treasury stock - 24 million (2006); 24 million (2005)	(1,250)	(1,250)

Total Stockholders’ Equity	2,859	1,745

Total Liabilities and Stockholders’ Equity	$13,734	$8,248

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED MARCH 31

(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital
Beginning balance, January 1, 2005	$1,606	$2,596	$(601)	$90	$(479)

Comprehensive income
Net income	86	86
Unrealized loss on derivative instruments, net of tax	(13)		(13)
Other, principally foreign currency items, net of tax	(44)		(44)

Comprehensive income	29

Common stock issued	22				22
Dividends declared on common stock	(29)	(29)

Ending balance, March 31, 2005	$1,628	$2,653	$(658)	$90	$(457)

Beginning balance, January 1, 2006	$1,745	$2,902	$(862)	$92	$(387)

Comprehensive income
Net income	118	118
Unrealized gain on derivative instruments, net of tax	41		41
Other, principally foreign currency items, net of tax	57		57

Comprehensive income	216

Common stock and options issued	927			10	917
Dividends declared on common stock	(29)	(29)

Ending balance, March 31, 2006	$2,859	$2,991	$(764)	$102	$530

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31

(millions of dollars)

	2006	2005
OPERATING ACTIVITIES
Net earnings	$118	$86
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Equity in earnings of affiliated companies, less dividends received	(1)	—
Gain on disposition of assets	(3)	(1)
Depreciation and amortization	96	114
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	55	(7)
Inventories	(215)	(246)
Accounts payable	(84)	(162)
Restructuring charges, net of cash paid	(5)	3
Taxes deferred and payable, net	47	3
Accrued pension	23	16
Accrued payroll and other compensation	(73)	(35)
Other - net	(160)	(56)

Cash Used In Operating Activities	$(202)	$(285)

INVESTING ACTIVITIES
Capital expenditures	$(98)	$(69)
Proceeds from sale of assets	4	1
Acquisitions of businesses, net of cash acquired	(762)	—

Cash Used In Investing Activities	$(856)	$(68)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	$963	$311
Repayments of long-term debt	(191)	(3)
Dividends paid	(29)	(29)
Common stock issued under stock plans	13	18
Other	11	1

Cash Provided By Financing Activities	$767	$298

Effect of Exchange Rate Changes on Cash and Equivalents	$11	$(4)

Decrease in Cash and Equivalents	$(280)	$(59)
Cash and Equivalents at Beginning of Period	524	243

Cash and Equivalents at End of Period	$244	$184

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL

          ACCOUNTING POLICIES

The accompanying unaudited Consolidated Condensed Financial Statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2006 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2005 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

The Company completed the acquisition of Maytag Corporation (“Maytag”) on March 31, 2006, the last day of the first quarter. The first quarter’s Consolidated Condensed Statements of Operations do not include Maytag operating results as they were deemed immaterial to the Company’s overall first quarter results. The Consolidated Condensed Balance Sheet, however, does include Maytag assets and liabilities as of March 31, 2006 as well as a preliminary allocation of the purchase price. Further discussion of this transaction can be found under “Maytag Acquisition” in Management’s Discussion and Analysis and in Note C to the Consolidated Condensed Financial Statements.

Basic and diluted net earnings per share were calculated as follows:

	Three months ended
(millions of dollars and shares)	March 31, 2006	March 31, 2005
Numerator for basic and diluted earnings per share - net earnings	$118	$86

Denominator for basic earnings per share - weighted-average shares	68.1	66.8
Effect of dilutive securities - stock-based compensation	1.4	1.1

Denominator for diluted earnings per share - adjusted weighted-average shares	69.5	67.9

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2006 and 2005, approximately 456,500 and 1,853,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Effective January 1, 2006 the Company reclassified freight and warehousing costs from the selling, general and administrative expense line to the cost of products sold line in the Consolidated Condensed Statement of Operations. For the quarter ended March 31, 2005, the

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

amount reclassified was $204 million. This change was adopted to better reflect these costs being directly tied to product sales. There was no change to net earnings as a result of this reclassification. Calculated percentages of gross margin and selling, general and administrative costs as a percent of sales reflect this reclassification.

NOTE B – NEW ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which addresses the valuation of servicing assets and servicing liabilities. SFAS No. 156 eliminates the requirement to value servicing assets and servicing liabilities at the lower of cost or market and instead permits these assets and liabilities to be measured at fair value. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation. SFAS No. 155 also provides clarification of specific derivative accounting exceptions and sets forth requirements to analyze certain financial assets to determine whether they require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to fiscal years that begin after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) issued by the European Union (“EU”) on February 13, 2003. This directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of March 31, 2006, while many EU-member states have enacted legislation, a number of major EU-member states were still in the drafting process. The Company has complied with the directive in states that have adopted legislation. The net impact of compliance with this directive did not have a material effect on the Company’s results of operations for the quarter.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE C – MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag. Maytag had consolidated net sales for the year ended December 31, 2005, of approximately $4.9 billion. With the acquisition, the Company adds an array of home appliance brands including Maytag, Jenn-Air, Amana and Magic Chef as well as the Hoover brand of floor care products. The Company expects to realize cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development and asset utilization.

The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Company common stock, the adjustment of outstanding Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Company common stock and the settlement of Maytag restricted stock and performance units for cash. The combined value of the above share-based consideration was approximately $920 million. The value of the approximately 9.7 million shares of Company common stock was determined using the average market price of the Company’s common shares for the two days prior to, through the two days after, March 29, 2006, the date the reference period for the exchange ratio was established. In addition, the Company assumed Maytag’s existing debt of approximately $978 million. The Company has incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above. The Company borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market.

On March 31, 2006, the Company completed the acquisition of Maytag. The results of operations do not include Maytag operating results as the limited business on the day the acquisition was completed was deemed immaterial to the Company’s overall first quarter results. The Consolidated Condensed Balance Sheet, however, does include Maytag assets and liabilities as of March 31, 2006 as well as a preliminary allocation of the purchase price as described below. The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This is expected to result in adjustments to the carrying values of Maytag’s recorded assets and liabilities, refinement of amounts recorded for certain intangible assets, revisions of the useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions on a prospective basis.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table presents the preliminary allocation of purchase price related to the Maytag business as of the date of acquisition:

(millions of dollars)
Current assets	$1,677
Property, plant and equipment	670
Goodwill	1,498
Intangible assets	1,758
Other non-current assets	30

Total assets acquired	5,633

Current liabilities	1,536
Non-current liabilities	2,227

Total liabilities assumed	$3,763

Net assets acquired	$1,870

Goodwill, which is not deductible for tax purposes, has been preliminarily allocated to the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.

The Company has preliminarily estimated the fair value of Maytag’s identifiable intangible assets as $1,758 million. The preliminary allocation of identifiable intangible assets is as follows:

(millions of dollars)	Estimated Fair Value	Average Remaining Useful Life
Asset class:

Brand intangibles - indefinite lived	$1,371
Customer relationships	334	17 years
Technology and contractual agreements	53	1 to 7 years

	$1,758

The majority of the intangible valuation relates to brand intangibles. The Company’s preliminary assessment as to brand intangibles having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The customer relationship intangibles have an average remaining useful life of 17 years based on the very low historical and projected customer attrition rates among major retailers.

The Company is also in the process of completing its analysis of integration plans, pursuant to which the Company will incur costs primarily related to the closure of duplicative manufacturing facilities and reduction of selling, general and administrative overlap.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The Company has announced its intention to close the Newton, Iowa; Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices of Maytag. The Company has established reserves for certain exit costs relating to these facilities. Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. A $163 million reserve for certain actions, including closure of the Maytag facilities mentioned above, has been recognized as a purchase accounting liability. This reserve includes $132 million in severance costs primarily related to personnel located in the former headquarter location and other administrative offices. Excluded from the reserve are severance costs for affected employees within the manufacturing plants as the Company cannot estimate the amount of these costs at this time and the related severance benefits have not been communicated.

The following table provides pro forma results of operations for the three months ended March 31, 2006 and 2005 as if Maytag had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

(millions of dollars, except diluted earnings per share)	Three Months Ended March 31,
	2006	2005
Net sales	$4,755	$4,360

Net earnings	$103	$84

Diluted net earnings per share	$1.30	$1.09

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs, have been eliminated from the pro forma information presented above. The pro forma information presented above also excludes an anticipated non-recurring charge of approximately $30 million related to the normal turnover of inventory that was written up to fair value as part of the purchase price allocation. No non-recurring acquisition charges were recorded by Maytag during the three months ended March 31, 2005.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE D – ADOPTION OF SFAS NO. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first interim period in 2006 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The Company sponsors several share-based employee incentive plans. Pre-tax amortization of compensation costs for stock option grants awarded under these plans recognized during the quarter ended March 31, 2006 was approximately $1 million. Compensation costs related to restricted stock units (“RSU”) for the quarter ended March 31, 2006 was $8 million.

At March 31, 2006, unrecognized compensation cost related to non-vested stock option and RSU awards totaled $65 million. The cost of these non-vested awards is expected to be recognized over the requisite vesting period.

The following table illustrates the effect on net income and earnings per share for the first quarter 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s share-based employee incentive plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model with share-based awards amortized over the vesting periods.

Share-Based Compensation - Pro Forma Net Income and Earnings per Share

(millions of dollars, except per share data)	Three Months Ended March 31, 2005
Net income as reported	$86
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	2
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3)

Pro forma net income	$85

Earnings per share:
Basic – as reported	$1.28

Basic – pro forma	$1.26

Diluted – as reported	$1.26

Diluted – pro forma	$1.24

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Share-Based Employee Incentive Plans

The Company sponsors several share-based employee incentive plans with similar features providing for the issuance of stock options, performance stock units and performance shares, and restricted stock and restricted stock equivalents for periods of up to ten years to eligible employees. On December 31, 2005, the Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (“OSIP”) expired following the completion of its 10-year term; as a result there can be no new grants under this plan as of this date.

The following table summarizes the plans:

	March 31, 2006
(millions of shares)	1996 OSIP	1998 OSIP	2000 OSIP	2002 OSIP
Share based awards granted	3.4	3.5	2.6	2.0
Unvested awards	0.9	1.2	1.3	1.4
Converted to freely transferable stock	2.5	2.3	1.3	0.6

Stock Options

Eligible employees receive stock options as a portion of their total compensation. Such options generally become exercisable over a three-year period and expire 10 years from the date of grant, generally subject to forfeiture upon termination of employment.

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate – an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option, and (3) expected option life – an estimate based on historical experience including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the quarter ended March 31, 2006 was $22.04 using the following assumptions:

Weighted Average Black-Scholes Assumptions
Risk-free interest rate	4.55%
Expected volatility	25.60%
Expected dividend yield	2.09%
Expected option life	5.00 Years

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table summarizes stock option activity during the quarter ended March 31, 2006:

Stock Option Activity

(thousands of shares)	Options	Weighted-Average Exercise Price	Expiration Dates
Outstanding, December 31, 2005	3,733	$60.37	June 2006 - November 2015
Granted	2,235	91.00
Exercised	(193)	59.96
Canceled or expired	(6)	66.99

Outstanding, March 31, 2006	5,769	$72.24	June 2006 - February 2016

The total intrinsic value of stock options exercised during the quarter ended March 31, 2006 was $5 million for which tax benefits totaled approximately $1.8 million. Cash received from the exercise of stock options during the quarter ended March 31, 2006 totaled $13 million.

The table below provides additional information related to stock options outstanding at March 31, 2006:

Stock Options

(options in thousands / millions of dollars, except share data)	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	5,463	4,467
Weighted-average exercise price	$71.50	$68.67
Aggregate intrinsic value	$90	$85
Weighted-average remaining contractual term, in years	6.5	6.0

Restricted Stock Units

Eligible employees receive RSUs as a portion of their total compensation. RSU awards vest over various time periods depending upon the program, but generally vest from two years to seven years and convert to unrestricted common stock at the conclusion of the vesting period. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. The Company accrues dividend equivalents on outstanding RSUs (in the form of additional RSUs), based on dividends declared on Whirlpool common stock.

The Company measures compensation cost based on the market price of Whirlpool common stock at the grant date.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table summarizes RSU activity during the quarter ended March 31, 2006:

Restricted Stock Units

(thousands of shares)	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2005	1,499	$67.55
Granted	151	91.30
Canceled	(6)	84.76
Vested and transferred to unrestricted	(51)	63.33

Outstanding, March 31, 2006	1,593	$71.98

NOTE E – GOODWILL AND OTHER INTANGIBLES

The increase in the carrying amounts for goodwill since December 31, 2005 is due to the acquisition of Maytag. Preliminary estimates of goodwill have been recorded in the North America operating segment. As of March 31, 2006, the operating segments’ goodwill carrying amounts were as follows: North America - $1,663 million and Latin America - $4 million.

The Company’s other intangible assets were comprised of the following:

(millions of dollars)	March 31, 2006	December 31, 2005
Intangible assets with indefinite lives	$1,422	$51
Amortizable intangible assets with determinable lives	387	—
Pension related	64	64

Total other intangible assets, net	$1,873	$115

Accumulated amortization totaled $4 million at both March 31, 2006 and December 31, 2005.

NOTE F – INVENTORIES

Inventories consist of the following:

(millions of dollars)	March 31, 2006	December 31, 2005
Finished products	$2,173	$1,361
Raw materials and work in process	508	363

	2,681	1,724
Less excess of FIFO cost over LIFO cost	133	133

	$2,548	$1,591

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE G – RESTRUCTURING CHARGES

Whirlpool Restructuring (excluding Maytag)

The following represents a reconciliation of the changes in restructuring reserves related to Whirlpool projects through March 31, 2006:

(millions of dollars)	Balance January 1, 2006	Charge to Earnings	Cash Utilization	Non-Cash Utilization	Revision of Estimate	Translation	Balance March 31, 2006
Termination costs	$15	$9	$(14)	$—	$—	$—	$10
Non-employee exit costs	4	3	—	(3)	—	—	4

Total	$19	$12	$(14)	$(3)	$—	$—	$14

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

In addition to the global operating platform initiatives, the Company began to implement organizational initiatives designed to maximize support efficiencies throughout the Company. The Company incurred pre-tax restructuring charges of $12 million during the first quarter. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statements of Operations and primarily consist of severance costs. These charges relate to shifting air control, refrigeration and compressor capacity to lower cost regions, as well as salary workforce reorganization throughout Europe. The Company expects to spend up to $88 million during the last nine months of 2006 related to these initiatives. The Company expects that it may eliminate up to 3,500 employees as a result of these initiatives. Approximately 350 employees were terminated in the first quarter 2006. To date, approximately 2,350 employees have been terminated under these initiatives.

On a segment level, the Europe region incurred approximately $4 million, the North America region incurred approximately $2.5 million, the Asian region incurred approximately $3 million and the Latin America region incurred approximately $2.5 million of restructuring charges.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Maytag Restructuring

The following restructuring reserves at March 31, 2006 relate to Maytag:

(millions of dollars)	March 31, 2006
Termination costs	$134
Non-employee exit costs	35

Total	$169

The Company has announced its intention to close the Newton, Iowa; Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The Company has established reserves for certain exit costs relating to these facilities. Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. A $163 million reserve for certain actions, including closure of the Maytag facilities mentioned above, has been recognized as a purchase accounting liability. This reserve includes $132 million in severance costs primarily related to personnel located in the former headquarter location and other administrative offices. Excluded from the reserve are severance costs for affected employees within the manufacturing plants as the Company cannot estimate the amount of these costs at this time and the related severance benefits have not been communicated.

The remaining $6 million of reserves relate to Maytag’s previously announced closing of refrigeration manufacturing facility in Galesburg, Illinois, the closing of Maytag’s laundry facility in Florence, South Carolina and the exiting of other ancillary lines of business.

NOTE H – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event that a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of March 31, 2006 and December 31, 2005, these amounts totaled $201 million and $236 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.3 billion and $1.4 billion at March 31, 2006 and December 31, 2005, respectively. The Company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $91 million and $79 million at March 31, 2006 and December 31, 2005, respectively.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves during the quarter ended March 31, 2006:

2006
(millions of dollars)
Balance, December 31, 2005	$149
Acquisition	122
Warranties issued during the period	87
Settlements made during the period	(94)
Other changes	1

Balance, March 31, 2006	$265

Current portion	$168
Non-current portion	97

Total	$265

Commitments and Contingencies

In March 2006, the Company announced a planned reorganization for Latin America that will merge two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Multibras Home Appliances Business Unit”) and proposed to change the corporate name of Multibras to Whirlpool S.A. The planned reorganization has received shareholder approval and is subject to approval by the Brazilian Securities Commission (CVM).

The planned merger provides shareholders of Multibras and Embraco the right to withdraw and have the Company repurchase their shares. The total cost to repurchase shares from shareholders could amount to as much as $71 million with payment conditional upon the approval of the reorganization.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Company provided for the potential exposure resulting from this litigation during 2005 and no significant change in the status of this action has occurred.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

The Company regularly engages in investigations of potential quality and safety issues as part of its ongoing effort to deliver quality products to its customers. Whirlpool is currently investigating a limited number of potential quality and potential safety issues that, in aggregate, potentially involve significantly less than 1% of the appliances it manufactures or markets, including appliances manufactured or marketed by Maytag. As necessary, the Company undertakes to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. The Company currently believes that no such repair or replacement actions of a material nature are required but will continue to evaluate this activity as new information develops.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE I – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2006 and 2005 are indicated below:

	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$16.0	$20.9	$3.1	$3.2	$3.7	$3.8
Interest cost	29.1	28.1	4.1	4.4	9.7	9.0
Expected return on plan assets	(36.0)	(38.4)	(1.8)	(1.8)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	2.2	2.3	0.1	0.1	(2.1)	(1.8)
Amortization of net loss	6.7	3.5	0.5	0.2	4.3	3.6

Net periodic cost	$18.0	$16.4	$6.2	$6.3	$15.6	$14.6

In January 2005, the Company amended the Whirlpool Employees Pension Plan (the “WEPP”). The Company remeasured the net periodic cost and funded status of the WEPP at January 1, 2005 to reflect the amendment which reduced the projected benefit obligation (“PBO”) by $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment. The interest rate used for this remeasurement was 5.85%.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Employer Contributions

(millions of dollars)	U.S. Pension	Foreign Pension
2006 (expected)	$82	$23

The Company expects to contribute $82 million to the U.S. pension plans during 2006 which represents the sum of $4 million of expected benefit payments from corporate cash for the unfunded pension plans, $28 million of expected voluntary contributions to the Whirlpool funded pension plans and $50 million to the Maytag pension plans. The Company expects no minimum required contributions to its funded pension plans in 2006.

There have been no changes to the previously disclosed expected contributions to the Company’s foreign pension plans.

NOTE J – GEOGRAPHIC SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before one-time charges. In 2006 and 2005, these one-time charges consisted of primarily restructuring and other related charges. Total assets by segment are those assets directly associated with the respective operating activities. Maytag assets are included in the North America segment information presented below. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other one-time charges. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding one-time charges. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below. For the quarter ended March 31, 2006, the Europe operating segment incurred approximately $4 million, the North America operating segment incurred approximately $2.5 million, the Latin America operating segment incurred approximately $2.5 million, and the Asia operating segment incurred approximately $3 million of restructuring charges. For the quarter ended March 31, 2005, the Europe operating segment incurred approximately $5 million, the North America operating segment incurred approximately $0.5 million, and the Latin America operating segment incurred approximately $1.5 million of restructuring charges.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars) Three Months Ended March 31	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated

Net sales
2006	$2,211	$710	$530	$97	$(12)	$3,536
2005	$1,980	$729	$442	$94	$(37)	$3,208

Intersegment sales
2006	$12	$130	$32	$48	$(222)	$—
2005	$12	$125	$38	$37	$(212)	$—

Depreciation and amortization
2006	$46	$23	$17	$4	$6	$96
2005	$50	$28	$29	$4	$3	$114

Operating profit (loss)
2006	$216	$35	$29	$(2)	$(77)	$201
2005	$182	$33	$25	$(6)	$(54)	$180

Total assets
March 31, 2006	$9,478	$2,566	$1,862	$520	$(692)	$13,734
December 31, 2005	$3,745	$2,650	$1,748	$530	$(425)	$8,248

Capital expenditures
2006	$64	$12	$14	$7	$1	$98
2005	$42	$13	$10	$3	$1	$69

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is a global manufacturer of major home appliances with 2005 revenues of $14 billion and net earnings of $422 million. The Company’s four reportable segments are based on geography and consist of North America (61% of 2005 revenue), Europe (22% of 2005 revenue), Latin America (14% of 2005 revenue), and Asia (3% of 2005 revenue). The Company is the leading producer of major home appliances in North America and Latin America and has a significant presence in markets throughout Europe, India and China. Whirlpool received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

The Company’s growth strategy over the past several years has been to introduce innovative new products, enhance customer recognition of its brands, continue to expand its global footprint, expand distribution channels and, where appropriate, make strategic acquisitions which enhance the Company’s cost competitiveness, innovative global product offering and efficiency.

On March 31, 2006, the Company completed the acquisition of Maytag Corporation (“Maytag”). The acquisition represents a major strategic event in the Company’s history and is expected to result in significant efficiencies as well as future growth opportunities. The results of operations do not include Maytag operating results as the limited business on the day the acquisition was completed was deemed immaterial to the Company’s overall first quarter results. The Consolidated Condensed Balance Sheet, however, does include Maytag assets and liabilities as of March 31, 2006 as well as a preliminary allocation of the purchase price. Further discussion of this transaction can be found under “Maytag Acquisition” and in Note C to the Consolidated Condensed Financial Statements.

The Company monitors country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. Management also focuses on country, brand, product and channel sales, average sales values, and profitability when assessing and forecasting financial results. The Company intends to utilize its global manufacturing, procurement and technology footprint to enhance Whirlpool’s position in the global appliance industry. The Company believes that the material cost environment will remain volatile during 2006. As a result, the Company will continue to aggressively manage its overall cost structure as it continues to introduce a record number of new product innovations during the year.

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations present the Company’s operating results for the three months ended March 31, 2006 and 2005. All comparisons are to 2005, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in the Company’s financial condition and results of operations and should be read along with the Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Net Sales

Total units sold increased 7.7% for the quarter and net sales increased 10.2%. Currency did not have a material impact on sales during the quarter.

	Three Months Ended March 31
(millions of dollars)	2006	2005	Change
Net Sales:
North America	$2,211	$1,980	11.7%
Europe	710	729	-2.7%
Latin America	530	442	20.0%
Asia	97	94	2.5%
Other/eliminations	(12)	(37)	—

Consolidated	$3,536	$3,208	10.2%

Significant regional trends were as follows:

•	North America unit volumes increased approximately 9%. Sales increased 11.7% primarily due to higher Whirlpool brand and KitchenAid volume and improved product mix during the first quarter of 2006. Currency did not have a material impact on sales during the quarter.

•	European unit volumes increased approximately 5%. The increase in volume was driven by continued strength of the built-in appliance segment and demand for the Whirlpool brand. Net sales decreased 2.7% as a result of the Euro devaluation. Excluding currency fluctuations, net sales increased approximately 6%.

•	Latin American unit volumes increased approximately 12%. Net sales in Latin America increased 20% due to strong appliance volume and currency appreciation. Excluding currency fluctuations, net sales increased approximately 11%.

•	Asia unit shipments declined approximately 1% in comparison to first quarter 2005 but net sales increased 2.5% primarily due to increased volume and improved product mix. Excluding currency fluctuations, net sales increased approximately 5%.

For the full year 2006, appliance industry shipments are expected to increase approximately 2% to 3% in North America, 1% to 2% in Europe, 6% to 8% in Latin America and 5% to 7% in Asia.

Gross Margin

Gross margin as a percentage of sales increased to 15.7% from 15.1% when compared to the prior year quarter primarily due to productivity improvements and favorable appliance product mix. Material prices remained at elevated levels during the first quarter. The Company continues to expect higher material prices during 2006 which are anticipated to be offset by productivity improvements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales increased 0.4 points during the quarter. The increase was primarily driven by Maytag pre-integration expense (Corporate/Other), increased brand investment (North America and Latin America) and unfavorable currency (Latin America).

	Three Months Ended March 31
(millions of dollars)	2006	As a % of Sales	2005	As a % of Sales
Selling, General and Administrative Expenses
North America	$136	6.1%	$119	6.0%
Europe	67	9.4	76	10.4
Latin America	61	11.6	41	9.2
Asia	17	18.0	17	18.0
Corporate/Other	63	—	44	—

Consolidated	$344	9.7%	$297	9.3%

Restructuring Costs

Restructuring charges of $12 million were recorded in the first quarter of 2006, primarily related to severance costs. These charges, which were $5 million higher than the year ago quarter, relate primarily to the Company’s ongoing global operating platform initiatives. See Note G to the Consolidated Condensed Financial Statements for further information.

Other Income (Expense)

Interest income and sundry income (expense) was $5 million favorable compared to the previous year. Contributing to the year over year results were lower foreign currency losses on balance sheet positions and higher interest income. Interest expense decreased $6 million, primarily due to lower debt levels in Europe and Latin America during the period.

Income Taxes

The effective income tax rate was approximately 28.5% versus 33.8% in the year ago quarter. The reduction results from a combination of the dispersion of global income, global audit settlements, increased tax credits and global planning activities.

Net Earnings

Net earnings for the current quarter were $118 million, or $1.70 per diluted share, versus $86 million, or $1.26 per diluted share. Performance was driven by productivity improvements, overall cost controls, favorable appliance product mix, lower interest costs and a lower effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the three months ended March 31, 2006 and 2005 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities in the first three months of 2006 was $202 million compared to $285 million used in 2005. Lower cash used in operations is due to higher net earnings and reduced working capital requirements, partially offset by higher incentive compensation payments and promotional expenditures.

Investing Activities

The principal recurring investing activities are property additions. Net property additions for the first three months of 2006 were $98 million compared to $69 million for the first three months of 2005. These expenditures are primarily for equipment and tooling driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. The increase in capital expenditures in the 2006 period as compared to 2005 is due mainly to expenditures to support the Company’s global operating platform initiatives and innovation.

Also included in investing activities is the cash disbursed to acquire Maytag, net of the cash acquired in the transaction, of $762 million. Further information regarding the acquisition can be found in Note C to the Consolidated Condensed Financial Statements.

Financing Activities

Cash provided by financing activities was $767 million in 2006 compared to $298 million in 2005. Net proceeds from borrowings of $963 million relate primarily to the Maytag acquisition along with seasonal working capital needs. Repayments of long-term debt included $185 million of Maytag debt that matured and was repaid on March 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

The Company’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, the Company avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impacts the Company’s cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. The Company finances its working capital fluctuations primarily through the commercial paper markets in the U.S., Europe and Canada, which are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. The Company has access to long-term funding in the U.S., Europe and other public bond markets.

The financial position of the Company remained strong at March 31, 2006. Total assets were $13.7 billion and stockholders’ equity was $2.9 billion at March 31, 2006. Total assets increased significantly versus December 31, 2005, due to the acquisition of Maytag (See Note C to the Consolidated Condensed Financial Statements). The increase in equity is primarily due to the issuance of common stock in connection with the Maytag acquisition.

After completion of the Maytag acquisition, Whirlpool was removed from credit watch by the rating agencies and the Company’s credit ratings were lowered to Baa2 by Moody’s and BBB by both Standard & Poor’s and Fitch. The Company does not believe that the recent actions of the rating agencies will have a material impact on its liquidity.

On February 7, 2006, the Company filed a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) relating to an indeterminate amount of Debt Securities.

On December 2, 2005, the Company entered into an Amended and Restated Long Term Five-Year Credit Agreement (the “Amended and Restated Credit Agreement”), which amends and restates the Amended and Restated Long Term Credit Agreement dated May 28, 2004. On December 2, 2005, the parties to the Amended and Restated Credit Agreement also entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement” and together with the Amended and Restated Credit Agreement, the “Credit Facilities”).

The Credit Facilities provide for a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility, and a $500 million 364-day credit facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement became available on March 29, 2006. Borrowings under the Credit Facilities will be available to the Company and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, will be guaranteed by the Company. Interest under the Credit Facilities accrues at a variable annual rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin dependent on the Company’s credit rating at that time. The Credit Facilities require the Company to meet certain financial tests and contain specific covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

The Company’s Eurobonds of EUR 300 million principal will mature in July 2006. The Eurobonds U.S. dollar value at March 31, 2006 was $361 million. The Company anticipates repaying the Eurobonds through a domestic bond offering and/or commercial paper.

On June 15, 2004, the Company announced that the Board of Directors authorized a new share repurchase program of up to $500 million. The Company did not repurchase any shares during the quarter ended March 31, 2006.

The Company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note H to the Consolidated Condensed Financial Statements. The Company does not expect these guarantees to have a material effect on its financial condition or liquidity.

The Company believes its capital resources and liquidity position at March 31, 2006 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally.

MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag. Maytag reported consolidated net sales for the year ended December 31, 2005 of approximately $4.9 billion. With the acquisition, the Company adds an array of home appliance brands including Maytag, Jenn-Air, Amana and Magic Chef as well as the Hoover brand of floor care products. For additional information on the Maytag acquisition, see Note C to the Consolidated Condensed Financial Statements.

Whirlpool expects the merger with Maytag to generate annual savings that are anticipated to be fully realized during 2008. These efficiencies are expected to come from all areas across the value chain, including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development and asset utilization. The achievement of these efficiencies will require one-time costs and capital investments, a majority of which are anticipated to be capitalized or accrued in purchase accounting. The Company is continuing to review the previously disclosed pre-tax annualized costs savings of $300 million to $400 million and anticipated one-time costs of $350 million to $500 million, and anticipate providing any required updated information by May 23, 2006, the date on which the Company is hosting an investor conference, which will be webcast.

OTHER MATTERS

In March 2006, the Company announced a planned reorganization for Latin America that will merge two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Multibras Home Appliances Business Unit”) and proposed to change the corporate name of Multibras to Whirlpool S.A. The planned reorganization has received shareholder approval and is subject to approval by the Brazilian Securities Commission (CVM).

The planned merger provides shareholders of Multibras and Embraco the right to withdraw and have the Company repurchase their shares. The cost to repurchase shares from shareholders could amount to $71 million with payment conditional upon the approval of the reorganization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

In January 2005, the Company amended the Whirlpool Employees Pension Plan (the “WEPP”). The Company remeasured the net periodic cost and funded status of the WEPP at January 1, 2005, to reflect the amendment. The amendment reduced the projected benefit obligation (“PBO”) by approximately $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment since the accrued benefits as of December 31, 2005 were not affected by this change.

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex. These incentives allow the use of credits as an offset against current Brazilian federal excise tax on domestic sales. No credits were recognized during the first quarter of 2006 or 2005. At March 31, 2006, the Company’s remaining credits are approximately $700 million after adjusting for currency fluctuations and monetary adjustment. The Company is executing a strategy which may allow for the recognition of these credits beginning in the second quarter of 2006. If available, credits will be recognized as they are monetized.

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported that tax credit and, during 2003 and 2004, the Company calculated tax credits under this provision. The original amount recorded as tax credits was approximately $22 million. The recorded tax credits are currently being challenged in Brazilian courts. At this point, the Company cannot reasonably estimate the potential impact, if any, to its consolidated financial position or consolidated results of operations. No tax credits were recorded in 2005 or in the first quarter of 2006.

On February 13, 2003 the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (“recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of March 31, 2006, a number of member states were still in the drafting stage and had not passed national legislation. As a consequence many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined for these states. The Company is, therefore, presently unable to estimate the potential cost of complying with the directive in these states. In states that have adopted legislation, the Company has complied with all requirements. The net impact of compliance with this directive did not have a material effect on the Company’s results of operations for the quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Company provided for the potential exposure resulting from this litigation during 2005 and no significant change in the status of this action has occurred.

The Company regularly engages in investigations of potential quality and safety issues as part of its ongoing effort to deliver quality products to its customers. Whirlpool is currently investigating a limited number of potential quality and potential safety issues that, in aggregate, potentially involve significantly less than 1% of the appliances it manufactures or markets, including appliances manufactured or marketed by Maytag. As necessary, the Company undertakes to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. The Company currently believes that no such repair or replacement actions of a material nature are required but will continue to evaluate this activity as new information develops.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management’s Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect the Company’s current views with respect to future events and financial performance.

Certain statements contained in this quarterly report, including those within the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related costs, as well as expectations as to the integration with Maytag Corporation. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

reflecting the impact of both new and established global, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 16% of Whirlpool’s 2005 consolidated net sales of $14 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) Whirlpool’s ability to integrate the recently acquired Maytag Corporation on a timely basis and realize the full anticipated benefits of the merger within the current estimate of costs; (4) demand for Whirlpool’s products, including the strength of the U.S. building industry and the level of interest rates; (5) the ability of Whirlpool to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform and acceleration of the rate of innovation; (6) fluctuations in the cost of key materials (including steel, oil, plastic resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (7) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (8) changes in market conditions, health care cost trends and pending regulation that could increase future funding obligations for pension and post-retirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations, including new regulations in Europe regarding appliance disposal; (10) potential exposure to product liability claims, including claims that may arise through Whirlpool’s regular investigations of potential quality and safety issues as part of its ongoing effort to provide quality products to consumers; (11) the impact of labor relations; (12) Whirlpool’s ability to obtain and protect intellectual property rights; (13) the ability of Whirlpool to manage foreign currency and its effective tax rate; (14) global, political, and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic markets, including uncertainty and disruptions arising from natural disasters, including possible effects of recent U.S. hurricanes, or terrorist activities; and (15) risks associated with operations outside the U.S.

The Company undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures in the Company’s filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A to Part II of this report and Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposures to market risk since December 31, 2005.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

(b)	Changes in internal control over financial reporting.

On March 31, 2006, the Company completed it acquisition of Maytag Corporation (“Maytag”), at which time Maytag became a subsidiary of the Company. The Company considers the transaction material to the Consolidated Condensed Financial Statements and believes that the internal controls and procedures of Maytag have a material effect on the Company’s internal control over financial reporting. See Note C to the Consolidated Condensed Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is now in the process of integrating Maytag operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Maytag.

Except for the Maytag acquisition, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2006

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note H to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than: (1) changes to the risk factors below entitled “We may be adversely affected by product liability claims” and “Whirlpool may be unable to successfully integrate the businesses of Maytag in a timely manner which may affect our ability to realize the full anticipated benefits of the merger” and (2) elimination of the risk factors entitled “Our inability to complete the merger for regulatory or other reasons, or our inability to close the transaction in a timely manner, could adversely affect our financial performance” and “Maytag is subject to business uncertainties while the merger is pending which may subsequently adversely affect our business after the merger is completed”, as they are no longer applicable because Whirlpool completed its acquisition of Maytag Corporation on March 31, 2006. The risk factors disclosed in our Annual Report on Form 10-K, as amended below, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or results.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2006

Lastly, we are currently investigating a limited number of potential quality and potential safety issues with significantly less than 1% of the appliances we manufacture or market, including appliances manufactured or marketed by Maytag prior to our acquisition of Maytag. We regularly engage in such investigations as part of our ongoing effort to deliver quality products to our customers. We also undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. The potential costs from these matters cannot currently be estimated and depend on numerous factors, such as whether some or all of the appliances must be repaired or replaced, whether any supplier will bear the cost of any corrective action, whether we will initially bear the cost of any corrective action, and if we initially bear the cost of any corrective action, whether we will be successful in recovering those costs from the supplier at a later date. Any significant costs arising out of these matters could negatively impact our business, financial condition or results of operations.

Whirlpool may be unable to successfully integrate the businesses of Maytag in a timely manner which may affect our ability to realize the full anticipated benefits of the merger. The recent acquisition of Maytag involves the integration of two companies that have previously operated independently. As with every merger, there are potential difficulties of combining the companies’ businesses. These may include the integration of Maytag’s sales and marketing, distribution, manufacturing, engineering, finance, and administrative operations, both domestic and international, with and into our operations. Our process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations of these businesses could have an adverse effect on our business, results of operations, financial condition or prospects after the merger.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2006

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

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 15, 2006