Form 10-Q
period 2006-06-30
WHIRLPOOL CORP /DE/
filed 2006-08-08
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large Accelerated Filer   ☒          Accelerated Filer   ☐          Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 31, 2006
Common stock, par value $1 per share	78,222,609

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended June 30, 2006

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30
(millions of dollars except per share data)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

Net sales	$4,734	$3,556	$8,270	$6,764

EXPENSES:
Cost of products sold	4,034	3,036	7,013	5,759
Selling, general and administrative	465	322	809	619
Intangible amortization	9	—	9	1
Restructuring costs	21	7	33	14
	4,529	3,365	7,864	6,393
OPERATING PROFIT	205	191	406	371

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(12)	(17)	(19)	(29)
Interest expense	(56)	(34)	(85)	(69)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	137	140	302	273
		—
Income taxes	35	41	82	87

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	102	99	220	186

Equity in earnings of affiliated companies	1	—	2	1
Minority interests	(3)	(3)	(4)	(5)

EARNINGS FROM CONTINUING OPERATIONS	100	96	218	182

Loss from discontinued operations, net of tax	(9)	—	(9)	—

NET EARNINGS	$91	$96	$209	$182

Per share of common stock:
Basic earnings from continuing operations	$1.28	$1.44	$3.01	$2.73
Discontinued operations, net of tax	(0.12)	—	(0.13)	—

Basic net earnings	$1.16	$1.44	$2.88	$2.73

Diluted earnings from continuing operations	$1.26	$1.42	$2.96	$2.69
Discontinued operations, net of tax	(0.12)	—	(0.13)	—

Diluted net earnings	$1.14	$1.42	$2.83	$2.69

Dividends declared	$.43	$.43	$.86	$.86

Weighted-average shares outstanding (millions):
Basic	78.0	66.8	72.4	66.8
Diluted	79.4	67.9	73.7	67.9

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(millions of dollars)

	(Unaudited)
	June 30	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash and equivalents	$301	$524
Trade receivables, less allowances (2006: $122; 2005: $76)	2,571	2,081
Inventories	2,544	1,591
Prepaid expenses	183	148
Deferred income taxes	233	134
Other current assets	362	285
Assets of discontinued operations	747	—
Total Current Assets	6,941	4,763

OTHER ASSETS
Investment in affiliated companies	27	28
Goodwill	1,801	169
Other intangibles, net	1,610	115
Deferred income taxes	446	472
Other assets	226	243
	4,110	1,027

PROPERTY, PLANT AND EQUIPMENT
Land	89	80
Buildings	1,319	1,033
Machinery and equipment	7,685	6,108
Accumulated depreciation	(5,966)	(4,710)
	3,127	2,511

Total Assets	$14,178	$8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$332	$131
Accounts payable	2,887	2,330
Employee compensation	343	352
Deferred income taxes	49	61
Accrued expenses	1,061	933
Restructuring costs	215	19
Income taxes	92	18
Other current liabilities	220	145
Current maturities of long-term debt	864	365
Liabilities of discontinued operations	564	-
Total Current Liabilities	6,627	4,354

OTHER LIABILITIES
Deferred income taxes	373	167
Pension benefits	896	467
Postemployment benefits	1,034	511
Other liabilities	407	220
Long-term debt	1,802	745
	4,512	2,110

MINORITY INTERESTS	44	92

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Shares authorized - 250 million	102	92
Shares issued -102 million (2006); 92 million (2005)
Shares outstanding - 78 million (2006); 68 million (2005)
Paid-in capital	1,821	863
Retained earnings	3,049	2,902
Accumulated other comprehensive income (loss)	(727)	(862)
Treasury stock - 24 million (2006); 24 million (2005)	(1,250)	(1,250)
Total Stockholders’ Equity	2,995	1,745

Total Liabilities and Stockholders’ Equity	$14,178	$8,301

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(millions of dollars)

	Three Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital

Beginning balance, April 1, 2005	$1,628	$2,653	$(658)	$90	$(457)

Comprehensive income
Net income	96	96
Unrealized gain on derivative instruments, net of tax	19		19
Other, principally foreign currency items, net of tax	20		20
Comprehensive income	135

Common stock and options issued	18				18
Common stock repurchased	(34)				(34)
Dividends declared on common stock	(28)	(28)
Ending balance, June 30, 2005	$1,719	$2,721	$(619)	$90	$(473)

Beginning balance, April 1, 2006	$2,859	$2,991	$(764)	$102	$530

Comprehensive income
Net income	91	91
Unrealized gain on derivative instruments, net of tax	11		11
Other, principally foreign currency items, net of tax	26		26
Comprehensive income	128

Common stock and options issued	41				41
Dividends declared on common stock	(33)	(33)
Ending balance, June 30, 2006	$2,995	$3,049	$(727)	$102	$571

	Six Months Ended
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock / Paid-in-Capital

Beginning balance, January 1, 2005	$1,606	$2,596	$(601)	$90	$(479)

Comprehensive income
Net income	182	182
Unrealized gain on derivative instruments, net of tax	6		6
Other, principally foreign currency items, net of tax	(24)		(24)
Comprehensive income	164

Common stock and options issued	40				40
Common stock repurchased	(34)				(34)
Dividends declared on common stock	(57)	(57)
Ending balance, June 30, 2005	$1,719	$2,721	$(619)	$90	$(473)

Beginning balance, January 1, 2006	$1,745	$2,902	$(862)	$92	$(387)

Comprehensive income
Net income	209	209
Unrealized gain on derivative instruments, net of tax	52		52
Other, principally foreign currency items, net of tax	83		83
Comprehensive income	344

Common stock and options issued	968			10	958
Dividends declared on common stock	(62)	(62)
Ending balance, June 30, 2006	$2,995	$3,049	$(727)	$102	$571

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30
(millions of dollars)

	2006	2005

OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$209	$182
Loss from discontinued operations	9	—
Earnings from continuing operations	218	182
Adjustments to reconcile net earnings to net cash flows provided by (used in) continuing operations:
(Gain) loss on disposition of assets	8	(4)
Depreciation and amortization	237	224
Changes in operating assets and liabilities:
Trade receivables	82	(174)
Inventories	(351)	(120)
Accounts payable	(9)	(206)
Restructuring charges, net of cash paid	(9)	—
Taxes deferred and payable, net	(11)	(19)
Accrued pension	47	31
Accrued payroll and other compensation	(66)	(18)
Other - net	(65)	(5)
Cash Provided By (Used In) Continuing Operations	$81	$(109)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	$(233)	$(175)
Proceeds from sale of assets	6	4
Purchase of minority interest shares	(53)	—
Acquisitions of businesses, net of cash acquired	(795)	—
Cash Used In Investing Activities of Continuing Operations	$(1,075)	$(171)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds of short-term borrowings, net	$198	$268
Proceeds from borrowings of long-term debt	748	—
Repayments of long-term debt	(190)	(5)
Dividends paid	(62)	(57)
Purchase of treasury stock	—	(34)
Common stock issued under stock plans	40	33
Other	11	26
Cash Provided By Financing Activities of Continuing Operations	$745	$231
Cash Provided By (Used In) Discontinued Operations
Operating Activities	$12	$—
Investing Activities	(2)	—
Cash Provided By Discontinued Operations	$10	$—
Effect of Exchange Rate Changes on Cash and Equivalents	16	(6)
Decrease in Cash and Equivalents	$(223)	$(55)
Cash and Equivalents at Beginning of Period	524	243
Cash and Equivalents at End of Period	$301	$188

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL
ACCOUNTING POLICIES

The accompanying unaudited Consolidated Condensed Financial Statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X.  Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements.  Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation.  Operating results for the three and six months ended June 30, 2006 do not necessarily indicate the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2005 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

The Company completed the acquisition of Maytag Corporation (“Maytag”) on March 31, 2006, the last day of the first quarter.  The results of Maytag’s operations have been included in the Consolidated Condensed Financial Statements since April 1, 2006.  The Company did not include the Maytag operating results in the first quarter 2006 Consolidated Condensed Statements of Operations as they were deemed immaterial to the Company’s overall results.  Further discussion of this transaction can be found under “Maytag Acquisition” in Management’s Discussion and Analysis and in Note C to the Consolidated Condensed Financial Statements.

On May 23, 2006, the Company announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial products appliance businesses.  As a result of the Company’s decision, these entities are being reported as discontinued operations effective April 1, 2006.  Associated results of operations, financial position and cash flows are separately reported as of and for the periods ended June 30, 2006.  First quarter 2006 and prior year amounts did not include the results of Maytag, and therefore the results of these periods have not been restated.

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(millions of dollars and shares)	2006	2005	2006	2005
Numerator for basic and diluted earnings per share - Earnings from continuing operations	$100	$96	$218	$182

Denominator for basic earnings per share - weighted-average shares	78.0	66.8	72.4	66.8
Effect of dilutive securities - stock-based compensation	1.4	1.1	1.3	1.1

Denominator for diluted earnings per share - adjusted weighted-average shares	79.4	67.9	73.7	67.9

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation.  For the three months ended June 30, 2006 and 2005, approximately 2,100,000 and 1,748,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.  For the six months ended June 30, 2006 and 2005, approximately 2,100,000 and 1,791,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Effective January 1, 2006, the Company reclassified freight and warehousing costs from the selling, general and administrative expense line to the cost of products sold line in the Consolidated Condensed Statements of Operations.  For the three and six months ended June 30, 2005, amounts reclassified were $211 million and $415 million, respectively. This change was adopted to better reflect these costs being directly tied to product sales.  There was no change to net earnings as a result of this reclassification. Calculated percentages of gross margin and selling, general and administrative costs as a percent of sales reflect this reclassification.

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

NOTE B — NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years that begin after December 15, 2006.  The Company is in the process of analyzing the potential effects FIN 48 will have on its results of operations and financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which addresses the valuation of servicing assets and servicing liabilities.  SFAS No. 156 eliminates the requirement to value servicing assets and servicing liabilities at the lower of cost or market and instead permits these assets and liabilities to be measured at fair value.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006.  The Company does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.  SFAS No. 155 also provides clarification of specific derivative accounting exceptions and sets forth requirements to analyze certain financial assets to determine whether they require bifurcation.  SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to fiscal years that begin after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations.”   The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) issued by the European Union (“EU”) on February 13, 2003.  This directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users.  Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005.  As of June 30, 2006, while many EU-member states have enacted legislation, a number of major EU-member states were still in the drafting process.  The Company has complied with the directive in states that have adopted legislation.  The net impact of compliance with this directive did not have a material effect on the Company’s results of operations for the three and six months ended June 30, 2006.

NOTE C — MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag.  Maytag had consolidated net sales for the year ended December 31, 2005, of approximately $4.9 billion.  With the acquisition, the Company adds an array of home appliance brands including Maytag, Jenn-Air and Amana.  The Company expects to realize cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development and asset utilization.

The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Company common stock, the adjustment of outstanding Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Company common stock and the settlement of Maytag restricted stock and performance units for cash.  The combined value of the above share-based consideration was approximately $920 million.  The value of the approximately 9.7 million shares of Company common stock was determined using the average market price of the Company’s common shares for the two days prior to, through the two days after, March 29, 2006, the date the reference period for the exchange ratio was established.  In addition, the Company assumed Maytag’s existing debt of approximately $978 million.  The Company incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above.  Initially, the

Company borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

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

The following table presents the preliminary allocation of purchase price related to the Maytag business as of the date of acquisition:

(millions of dollars)
Current assets	$1,320
Assets of discontinued operations	748
Property, plant and equipment	593
Goodwill	1,632
Intangible assets	1,503
Other non-current assets	24

Total assets acquired	5,820

Current liabilities	1,499
Liabilities of discontinued operations	573
Non-current liabilities	1,878

Total liabilities assumed	3,950

Net assets acquired	$1,870

Goodwill, which is not deductible for tax purposes, has been preliminarily allocated to the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.  Any subsequent allocation of goodwill amounts to other segments of the business is not expected to be material.

The Company has preliminarily estimated the fair value of Maytag’s identifiable intangible assets as $1,503 million.  The preliminary allocation of identifiable intangible assets is as follows:

(millions of dollars)	Estimated Fair Value	Average Remaining Useful Life

Asset class:

Brand intangibles - indefinite lived	$1,110
Customer relationships	295	18 years
Technology and contractual agreements	98	1 to 8 years

	$1,503

The majority of the intangible valuation relates to brand intangibles.  The Company’s preliminary assessment as to brand intangibles having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles.  The customer relationship intangibles have an average remaining useful life of 18 years based on the very low historical and projected customer attrition rates among major retailers.

The Company is also in the process of completing its analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of duplicative manufacturing facilities and selling, general and administrative overlap.  The Company has established reserves for certain exit costs relating to the closure of Maytag facilities including manufacturing plants, the former headquarters location and other administrative offices.  Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  A $216 million reserve for certain actions, including the previously announced closure of Maytag’s facilities in Galesburg, Illinois and Florence, South Carolina, along with the closure of the Maytag facilities mentioned above, has been recognized as a liability at the date of acquisition. This reserve includes costs for severance benefits that are estimable and have been communicated to the affected employees.

The following table provides pro forma results of operations for the three and six months ended June 30, 2006 and 2005 as if Maytag had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

(millions of dollars, except diluted earnings per share)	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2006	2005
Net sales	$4,562	$9,282	$8,722
Earnings from continuing operations	$84	$207	$167

Net earnings	$70	$195	$154

Diluted net earnings per share:
Earnings from continuing operations	$1.08	$2.61	$2.15
Loss from discontinued operations	$(0.18)	$(0.16)	$(0.16)
Net earnings	$0.90	$2.45	$1.99

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs have been eliminated from the pro forma information presented above.

NOTE D — DISCONTINUED OPERATIONS

The Company classified the Hoover, Dixie-Narco, Amana commercial and Jade businesses as discontinued operations during the second quarter of 2006.  The decision to divest the floor-care and commercial businesses will allow the Company to focus on its core appliance business. The associated results of operations, financial position and cash flows are separately reported as of and for the periods ended June 30, 2006.  First quarter 2006 and prior year amounts did not include the results of Maytag, and therefore the results of these periods have not been restated.

The following table includes certain summary income statement information related to the results of the Hoover, Dixie-Narco, Amana commercial and Jade businesses:

(millions of dollars)	Three Months Ended June 30, 2006
Net sales	$181

Loss before income taxes	(17)
Income tax benefit	8
Loss from discontinued operations	$(9)

Additionally, the Consolidated Condensed Balance Sheets include the assets and liabilities of the Hoover, Dixie-Narco, Amana commercial and Jade businesses presented as discontinued operations.  As of June 30, 2006, the assets and liabilities of discontinued operations were as follows:

(millions of dollars)	June 30, 2006
Assets

Net receivables	$125
Inventories	162
Net intangibles	117
Deferred income taxes	140
Net property plant and equipment	189
Other assets	14
Total assets of discontinued operations	$747

Liabilities

Accounts payable	$51
Pension benefits	156
Postemployment benefits	303
Other liabilities	54
Total liabilities of discontinued operations	$564

NOTE E — ADOPTION OF SFAS NO. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

The Company sponsors several share-based employee incentive plans.  Pre-tax amortization of compensation costs for stock option grants awarded under these plans recognized during the three and six months ended June 30, 2006 was approximately $1.8 and $3.0 million, respectively. Compensation expense related to restricted stock units (“RSU”) for the three and six months ended June 30, 2006 was $6.8 and $14.5 million, respectively.

At June 30, 2006, unrecognized compensation cost related to non-vested stock option and RSU awards totaled $56 million.  The cost of these non-vested awards is expected to be recognized over the requisite vesting period.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s earnings from continuing operations before income taxes and other items and net earnings for the three months ended June 30, 2006 are $1.8 million and $1 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No.  25.  For the six months ended June 30, 2006, the Company’s earnings from continuing operations before income taxes and other items and net earnings are $3 million and $1.8 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Basic and diluted net earnings per share for the three months ended June 30, 2006 are $.01 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net earnings per share for the six months ended June 30, 2006 are $.02 lower than if the Company had continued to account for share-based compensation under APB Opinion 25.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model with share-based awards amortized over the vesting periods.

Share-Based Compensation - Pro Forma Net Income and Earnings per Share

	Three Months Ended	Six Months Ended
(millions of dollars, except per share data)	June 30, 2005	June 30, 2005
Net earnings as reported	$96	$182

Add: Share-based employee compensation expense included in reported net earnings, net of related tax effects	3	5

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4)	(7)

Pro forma net earnings	$95	$180

Earnings per share:
Basic — as reported	$1.44	$2.73
Basic — pro forma	$1.42	$2.70

Diluted — as reported	$1.42	$2.69
Diluted — pro forma	$1.40	$2.66

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

The following table summarizes the plans:

(millions of shares)	June 30, 2006
	1996 OSIP	1998 OSIP	2000 OSIP	2002 OSIP

Share-based awards granted	3.4	3.6	2.6	2.0
Unvested awards	0.9	1.2	1.2	1.3
Converted to freely transferable stock	2.5	2.4	1.4	0.7

Stock Options

Eligible employees receive stock options as a portion of their total compensation.  Such options generally become exercisable over a three-year period and expire 10 years from the date of grant, generally subject to forfeiture upon termination of employment.

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.  Stock options granted have exercise prices equal to the market price of Whirlpool common stock on the grant date.  The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate — an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility — an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option, and (3) expected option life — an estimate based on historical experience including the effect of employee terminations.  Based on the results of the model, the weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $22.04 using the following assumptions:

Weighted Average Black-Scholes Assumptions

Risk-free interest rate	4.55%
Expected volatility	25.60%
Expected dividend yield	2.09%
Expected option life	5.00 Years

The following table summarizes stock option activity during the six months ended June 30, 2006.  During this period, the Company granted 2,244,000 stock options, of which 1,778,000 related to stock options granted to former Maytag employees.

Stock Option Activity

(thousands of shares)	Options	Weighted-Average Exercise Price	Expiration Dates
Outstanding, December 31, 2005	3,733	$60.37	June 2006 - November 2015
Granted	2,244	91.00
Exercised	(631)	65.50
Canceled or expired	(44)	$80.47

Outstanding, June 30, 2006	5,302	$72.56	April 2007- May 2016

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $15 million for which tax benefits totaled approximately $6 million. Cash received from the exercise of stock options during the six months ended June 30, 2006 totaled $40 million.

The table below provides additional information related to stock options outstanding at June 30, 2006:

Stock Options

(options in thousands / dollars in millions, except share data)	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	5,009	4,154
Weighted-average exercise price	$71.82	$69.37
Aggregate intrinsic value	$83	$79
Weighted-average remaining contractual term, in years	6.5	6.0

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

The Company measures compensation cost based on the market price of Whirlpool common stock at the grant date.

The following table summarizes RSU activity during the six months ended June 30, 2006:

(RSUs in thousands)	Number of RSUs	Weighted-Average Grant Date Fair Value

Outstanding, December 31, 2005	1,499	$67.55
Granted	154	91.30
Canceled	(12)	85.94
Vested and transferred to unrestricted	(51)	63.33
Outstanding, June 30, 2006	1,590	$71.95

NOTE F — GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amounts for goodwill and amortizable intangible assets since December 31, 2005 are due primarily to the acquisition of Maytag.  Preliminary estimates of Maytag-related goodwill have been recorded in the North America operating segment.  As of June 30, 2006, the operating segments’ total goodwill carrying amounts were as follows:  North America - $1,797 million and Latin America - $4 million.

The Company’s other intangible assets were comprised of the following:

	June 30,	December 31,
(millions of dollars)	2006	2005
Intangible assets with indefinite lives	$1,162	$51
Amortizable intangible assets with determinable lives	384	—
Pension related	64	64
Total other intangible assets, net	$1,610	$115

Included in the balances in the table above are accumulated amortization amounts totaling $12 million and $4 million at June 30, 2006 and December 31, 2005, respectively.

NOTE G — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
(millions of dollars)	2006	2005
Finished products	$2,134	$1,361
Raw materials and work in process	535	363
	2,669	1,724

Less excess of FIFO cost
over LIFO cost	125	133
	$2,544	$1,591

NOTE H — RESTRUCTURING CHARGES

Whirlpool Restructuring

The following represents a reconciliation of the changes in restructuring reserves related to Whirlpool projects through June 30, 2006:

	Balance						Balance
	January 1,	Charge to	Cash	Non-Cash	Revision of		June 30,
(millions of dollars)	2006	Earnings	Utilization	Utilization	Estimate	Translation	2006
Termination costs	$15	$14	$(20)	$—	$—	$1	$10
Non-employee exit costs	4	18	(1)	(17)	—	—	4
Total	$19	$32	$(21)	$(17)	$—	$1	$14

Under its ongoing global operating platform initiatives, the Company implemented certain restructuring initiatives to strengthen its leadership position in the global appliance industry.  The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers.

In addition to the global operating platform initiatives, the Company began to implement organizational initiatives designed to maximize support efficiencies throughout the Company.  The Company incurred pre-tax restructuring charges of $20 million and $32 million related to these actions during the three and six months ended June 30, 2006, respectively. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statements of Operations and primarily consist of severance costs and impairment of fixed assets.  These charges relate to shifting air control, refrigeration and compressor capacity to lower cost regions, as well as salary workforce reorganization throughout Europe.  The Company expects to spend up to $67 million during the last six months of 2006 related to these initiatives.  As of June 30, 2006, approximately 2,650 employees have been terminated as a result of this initiative. The Company expects that this restructuring initiative may reduce up to 3,500 positions in total.

Maytag Integration

Maytag integration reserves are included in the restructuring costs line in the Consolidated Condensed Balance Sheets.  The following represents a reconciliation of the changes in reserves related to Maytag projects through June 30, 2006:

	Balance				Revision of		Balance
	April 1,	Charge to	Cash	Non-Cash	Purchase Price		June 30,
(millions of dollars)	2006	Earnings	Utilization	Utilization	Allocation	Translation	2006
Termination costs	$134	$1	$(14)	$—	$40	$—	$161
Non-employee exit costs	35	—	(2)	—	7	—	40
Total	$169	$1	$(16)	$—	$47	$—	$201

The Company has announced its intention to close the Newton, Iowa; Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices.  The Company has established reserves for certain exit costs relating to these facilities.  Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  A $196 million reserve for certain actions, including closure of the Maytag facilities mentioned above, has been recognized as a purchase accounting liability and is included in the June 30, 2006 restructuring balance. This reserve includes $158 million in severance costs primarily related to personnel located in the former headquarters location and other administrative offices. Excluded from the reserve are severance costs for certain manufacturing employees for which the related severance benefits have not been communicated.

The remaining $5 million of reserves, of which $1 million was charged to earnings in the current quarter, relate to Maytag’s previously announced closing of the refrigeration manufacturing facility in Galesburg, Illinois, the closing of Maytag’s laundry facility in Florence, South Carolina and the exiting of other ancillary lines of business.  Of this reserve, $3 million relates to termination costs and the remaining $2 million relates to non-employee exit costs.

On a segment level, for the three and six months ended June 30, 2006, respectively, the North America region incurred approximately $14 million and $16 million, the Europe region incurred approximately $4 million and $8 million, the Latin America region incurred approximately $1 million and $4 million, and the Asia region incurred approximately $2 million and $5 million of restructuring charges, respectively.

NOTE I — GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary.  As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies.  In the event a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary.  As of June 30, 2006 and December 31, 2005, these amounts totaled $221 million and $236 million, respectively.  The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries.  The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.3 billion and $1.4 billion at June 30, 2006 and December 31, 2005, respectively.  The Company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $103 million and $79 million at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, approximately $64 million of undrawn stand-by letters of credit were outstanding, of which $43 million will expire in the third quarter of 2006.  These letters of credit were issued by Maytag and assigned to Whirlpool as part of the merger.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized.  The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves during the six months ended June 30, 2006:

(millions of dollars)
Balance, December 31, 2005	$149
Acquisition	112
Warranties issued during the period	194
Settlements made during the period	(208)
Other	10
Balance, June 30, 2006	$257

Current portion	$169
Non-current portion	88
Total	$257

Other changes consist primarily of revisions of warranty reserves during the six months ended June 30, 2006.

Commitments and Contingencies

In April 2006, the Company reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”).  The Company changed the corporate name of Multibras to Whirlpool S.A.  The planned reorganization has received shareholder and regulatory approvals.  The total cost to purchase shares from minority shareholders was approximately $53 million and is shown separately as a use of cash in the Investing Activities of Continuing Operations section of the Consolidated Condensed Statements of Cash Flows.  The remaining minority shareholder ownership now equals 1.91%.

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

NOTE J — PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2006 and 2005 are indicated below:

	Three months ended June 30
	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$22.1	$20.9	$3.2	$3.1	$6.0	$3.8
Interest cost	56.0	28.2	4.2	4.3	21.3	9.0
Expected return on plan assets	(62.7)	(38.4)	(1.8)	(1.8)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	2.2	2.3	0.1	0.1	(2.0)	(1.8)
Amortization of net loss	6.7	3.5	0.5	0.2	3.0	3.6
Net periodic cost	$24.3	$16.5	$6.4	$6.1	$28.3	$14.6

	Six months ended June 30
	U.S. Pension Benefits		Foreign Plans		Other Benefits
(millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$38.1	$41.8	$6.3	$6.3	$9.7	$7.6
Interest cost	85.1	56.3	8.3	8.7	31.0	18.0
Expected return on plan assets	(98.7)	(76.8)	(3.6)	(3.6)	—	—
Amortization of transition obligation	—	—	0.4	0.4	—	—
Amortization of prior service cost	4.4	4.6	0.2	0.2	(4.1)	(3.6)
Amortization of net loss	13.4	7.0	1.0	0.4	7.3	7.2
Net periodic cost	$42.3	$32.9	$12.6	$12.4	$43.9	$29.2

As previously disclosed, Whirlpool acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

The Company remeasured the net periodic cost and funded status of the Whirlpool Employees Pension Plan (the “WEPP”) at January 1, 2005 to reflect a plan amendment which reduced the projected benefit obligation (“PBO”) by $80 million.  The accumulated benefit obligation (“ABO”) was not affected by the amendment. The interest rate used for this remeasurement was 5.85%.

Employer Contributions

Employer Contributions — millions of dollars	U.S. Pension	Foreign Pension
2006 (expected)	$85	$23

The Company expects to contribute $85 million to the U.S. pension plans during 2006 which represents the sum of $4 million of expected benefit payments from corporate cash for the unfunded pension plans, expected voluntary contributions of $78 million to funded pension plans, and $3 million to the unfunded pension plans. The Company expects no minimum required contributions to its funded pension plans in 2006.

There have been no changes to the previously disclosed expected contributions to the Company’s foreign pension plans.

NOTE K — INCOME TAXES

The effective income tax rate was approximately 25.3% for the quarter and 27.0% for the year to date period versus 29.5% in the year ago quarter and 31.7% in the prior year to date period.  The reduction results from a combination of the dispersion of global income, global audit settlements, increased tax credits and global planning activities.  At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year, and adjusts the quarterly rate, as necessary.

NOTE L — GEOGRAPHIC SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.  The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before one-time charges.  In 2006 and 2005, these one-time charges primarily consisted of restructuring and other related charges.  Total assets by segment are those assets directly associated with the respective operating activities.  The Company has included in its geographic information the recently acquired Maytag assets and results of operations as of and for the quarter ended June 30, 2006.  The Maytag geographic information has been included in the North America, Europe, and Asia segments.  The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other one-time charges and discontinued operations.  Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, the Company’s chief operating decision-maker reviews each operating segment’s performance based on operating income excluding one-time charges.  These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below.  For the three and six months ended June 30, 2006, the North America operating segment incurred approximately $14 million and $16 million, the Europe operating segment incurred approximately $4 million and $8 million, the Latin America operating segment incurred approximately $1 million and $4 million, and the Asia operating segment incurred approximately $2 million and $5 million of restructuring charges.  For the three and six months ended June 30, 2005, the North America operating segment incurred approximately $0 million and $1 million, the Europe operating segment incurred approximately $5 million and $10 million, and the Latin America operating segment incurred approximately $2 million and $3 million of restructuring charges, respectively.

(millions of dollars)
Three Months	North		Latin		Other/
Ended June 30	America	Europe	America	Asia	Eliminations	Consolidated

Net sales
2006	$3,274	$806	$581	$133	$(60)	$4,734
2005	$2,205	$770	$494	$123	$(36)	$3,556

Intersegment sales
2006	$12	$122	$36	$49	$(219)	$—
2005	$9	$124	$34	$46	$(213)	$—

Depreciation and amortization
2006	$91	$25	$19	$5	$1	$141
2005	$48	$26	$28	$4	$5	$111

Operating profit (loss)
2006	$192	$45	$54	$1	$(87)	$205
2005	$187	$37	$31	$(4)	$(60)	$191

Total assets
June 30, 2006	$8,754	$2,743	$1,886	$554	$241	$14,178
December 31, 2005	$3,798	$2,650	$1,748	$530	$(425)	$8,301

Capital expenditures
2006	$86	$18	$24	$5	$2	$135
2005	$65	$18	$18	$3	$2	$106

(millions of dollars)
Six Months	North		Latin		Other/
Ended June 30	America	Europe	America	Asia	Eliminations	Consolidated

Net sales
2006	$5,485	$1,516	$1,111	$230	$(72)	$8,270
2005	$4,185	$1,499	$936	$217	$(73)	$6,764

Intersegment sales
2006	$24	$252	$68	$97	$(441)	$—
2005	$22	$249	$72	$82	$(425)	$—

Depreciation and amortization
2006	$137	$48	$36	$9	$7	$237
2005	$98	$54	$57	$8	$7	$224

Operating profit (loss)
2006	$408	$80	$83	$(1)	$(164)	$406
2005	$369	$70	$56	$(9)	$(115)	$371

Total assets
June 30, 2006	$8,754	$2,743	$1,886	$554	$241	$14,178
December 31, 2005	$3,798	$2,650	$1,748	$530	$(425)	$8,301

Capital expenditures
2006	$150	$30	$38	$12	$3	$233
2005	$107	$31	$28	$6	$3	$175

Item 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Whirlpool Corporation is a global manufacturer of major home appliances with 2005 revenues of $14 billion and net earnings of $422 million.  The Company’s four reportable segments are based on geography and consist of North America (61% of 2005 revenue), Europe (22% of 2005 revenue), Latin America (14% of 2005 revenue), and Asia (3% of 2005 revenue).  The Company is the leading producer of major home appliances in North America and Latin America and has a significant presence in markets throughout Europe, India and China.  Whirlpool has received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

The Company’s growth strategy over the past several years has been to introduce innovative new products, enhance customer recognition of its brands, continue to expand its global footprint, expand distribution channels and, where appropriate, make strategic acquisitions which enhance the Company’s cost competitiveness, innovative global product offering and efficiency.

On March 31, 2006, the Company completed the acquisition of Maytag Corporation (“Maytag”).  The acquisition represents a major strategic event in the Company’s history and is expected to result in significant efficiencies as well as future growth opportunities.  The results of Maytag’s operations have been included in the Consolidated Condensed Financial Statements beginning April 1, 2006.   Further discussion of this transaction can be found under “Maytag Acquisition” and in Note C to the Consolidated Condensed Financial Statements.

The Company monitors country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand.  Management also focuses on country, brand, product and channel sales, average sales values, and profitability when assessing and forecasting financial results.  The Company intends to utilize its global manufacturing, procurement and technology footprint to enhance Whirlpool’s position in the global appliance industry.  The Company believes that the material and oil-related cost environment will remain volatile during 2006 and continue to accelerate during the second-half of 2006.  As a result, the Company is implementing cost-based price adjustments and will continue to aggressively manage its overall cost structure as it continues to introduce a record number of new product innovations during the year.

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations present the Company’s operating results for the three and six months ended June 30, 2006 and 2005.  All comparisons are to 2005, unless otherwise noted.  This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in the Company’s financial condition and results of operations and should be read along with the Consolidated Condensed Financial Statements.

On May 23, 2006, the Company announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial products appliance businesses.  As a result, these entities are being reported as discontinued operations.  The Company expects to complete sales of these operations by year end. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

Net Sales

Total units sold increased 21.0% for the quarter and 14.7% year to date while net sales increased 33.1% for the quarter and 22.3% year to date.  Currency did not have a material impact on sales during the quarter or year to date periods.

	Three Months Ended June 30			Six Months Ended June 30
(millions of dollars)	2006	2005	Change	2006	2005	Change

Net Sales:
North America	$3,274	$2,205	48.5%	$5,485	$4,185	31.1%
Europe	806	770	4.7%	1,516	1,499	1.1%
Latin America	581	494	17.6%	1,111	936	18.7%
Asia	133	123	8.1%	230	217	5.7%
Other/eliminations	(60)	(36)	—	(72)	(73)	—

Consolidated	$4,734	$3,556	33.1%	$8,270	$6,764	22.3%

Significant regional trends were as follows:

•                                          North America unit volumes increased approximately 31% and 21% for the quarter and year to date periods, respectively. Sales increased 48.5% and 31.1% for the quarter and year to date periods, respectively. The unit volume and sales improvements were primarily due to the addition of Maytag along with higher KitchenAid and Whirlpool brand volume and improved product mix during the first six months of 2006.  Currency fluctuations did not have a material effect on net sales for the quarter or year to date periods.  Results for the three and six months ended June 30, 2006 includes Maytag beginning April 1, 2006.

•                                          Europe unit volumes increased approximately 5% for the quarter and year to date periods, respectively.  The increase in volume was driven by strong Whirlpool brand performance.  Net sales increased 4.7% in the quarter and 1.1% in the year to date period.  Currency did not materially impact net sales in the quarter.  Excluding currency fluctuations, net sales increased approximately 5% in the year to date period.

•                                          Latin America unit volumes increased approximately 14% and 13% for the quarter and year to date periods, respectively.  Net sales in Latin America increased 17.6% and 18.7% for the quarter and year to date periods, respectively, due to strong appliance volume and currency appreciation.  Excluding currency fluctuations, net sales increased approximately 13% and 15% for the quarter and year to date periods.

•                                          Asia unit volumes increased approximately 2% for the quarter and 1% for the year to date period.  Net sales increased by 8.1% and 5.7% for the quarter and for the year to date periods, respectively, primarily due to new product launches and favorable product mix.  Excluding currency fluctuations, net sales increased approximately 11% and 8% for the quarter and year to date periods.

For the full year 2006, appliance industry shipments are expected to increase approximately 1% to 2% in both North America and Europe, 8% to 10% in Latin America and 5% to 7% in Asia.

Gross Margin

Gross margin as a percentage of sales increased to 14.8% for the quarter, from 14.6%, and increased to 15.2% for the year to date period, from 14.8%.  Strong productivity and cost controls, acquisition integration efficiencies and regional tax incentives, which are credited to sales, are all combined to offset higher material and oil-related prices, acquisition integration costs and purchase accounting charges. The Company expects higher material and oil-related prices during the second half of 2006, which are anticipated to be mitigated by cost-based price increases, productivity improvements and cost controls.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales increased from 9.0% to 9.8% during the quarter and increased from 9.1% to 9.8% during the year to date period.  The increase was primarily driven by Maytag integration costs, increased brand investment, and unfavorable currency primarily in Latin America.

	Three Months Ended June 30				Six Months Ended June 30
		As a %		As a %		As a %		As a %
(millions of dollars)	2006	of Sales	2005	of Sales	2006	of Sales	2005	of Sales
Selling, General and Administrative Expenses

North America	$240	7.3%	$141	6.4%	$375	6.8%	$259	6.2%
Europe	85	10.5	75	9.7	152	10.0	151	10.0
Latin America	59	10.2	40	8.1	121	10.9	80	8.5
Asia	19	14.1	19	15.2	36	15.7	36	16.4
Corporate/Other	62	—	47	-	125	—	93	-

Consolidated	$465	9.8%	$322	9.0%	$809	9.8%	$619	9.1%

Restructuring Costs

Restructuring charges of $21 million and $33 million were recorded in the current quarter and year to date period, respectively, and primarily relate to severance costs and write-off of fixed assets.  These charges, which were $14 million and $19 million higher than the year ago periods, respectively, relate primarily to asset write-offs and the Company’s ongoing global operating platform initiatives.  See Note H to the Consolidated Condensed Financial Statements for further information.

Other Income (Expense)

Interest income and sundry income (expense) was $5 million favorable for the quarter and was $10 million favorable for the year to date period.  Contributing to the year over year favorable results were higher interest income and interest on non-income based foreign tax refunds.

Income Taxes

The effective income tax rate was approximately 25.3% for the quarter and 27.0% for the year to date period versus 29.5% in the year ago quarter and 31.7% in the prior year to date period.  The reduction results from a combination of the dispersion of global income, global audit settlements, increased tax credits and global planning activities.  At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year, and adjusts the quarterly rate, as necessary.

Discontinued Operations

As previously disclosed, the Company announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial products appliance businesses.  As a result of the Company’s decision to dispose of these businesses, these entities are being reported as discontinued operations.  For the three months ended June 30, 2006, the loss from discontinued operations was $9 million on sales of approximately $181 million.

Net Earnings

Net earnings for the current quarter were $91 million, or $1.14 per diluted share, versus $96 million, or $1.42 per diluted share in the year ago quarter.  Net earnings for the year to date period were $209 million, or $2.83 per diluted share, versus $182 million, or $2.69 per diluted share in the prior year to date period.  Second quarter net earnings include the results of discontinued operations and the impact of the Company’s recent acquisition of Maytag, including integration costs and efficiencies and the effect of purchase accounting adjustments.  Overall performance was driven by strong sales growth, productivity improvements, integration efficiencies, a lower effective tax rate, and the impact of currency offset by higher material and oil-related prices, purchase accounting charges, integration related expenses, and increased restructuring costs.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 2006 and 2005 by classifying transactions into three major categories: operating, investing and financing activities.  The Company has separately presented cash flows pertaining to the discontinued operations as previously disclosed.

Operating Activities

The Company’s main source of liquidity is cash generated from continuing operating activities consisting of net earnings from continuing operations adjusted for non-cash operating items, such as depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by continuing operating activities in the first six months of 2006 was $81 million compared to cash used in continuing operations of $109 million in 2005.  The increase in cash provided by continuing operations is due to higher net earnings from continuing operations and reduced working capital requirements, partially offset by higher incentive compensation payments and promotional expenditures.

Investing Activities

The principal recurring investing activities are property additions.  Net property additions for the six months ended June 30, 2006 were $233 million compared to $175 million in the year ago period.  These expenditures are primarily for equipment and tooling driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear.  The increase in capital expenditures in the 2006 period as compared to 2005 is due mainly to expenditures to support expansion of operations in Mexico and to support new product launches.

Also included in continuing investing activities is the cash disbursed to acquire Maytag, net of the cash acquired in the transaction, of $795 million.  Further information regarding the acquisition can be found in Note C to the Consolidated Condensed Financial Statements.

Payments for minority interest shares of $53 million relate to a buy-out of minority shares resulting from the previously disclosed reorganization in Latin America.  Further information regarding the reorganization can be found in Note I to the Consolidated Condensed Financial Statements.

Financing Activities

Cash provided by continuing financing activities for the six months ended June 30, 2006 was $745 million compared to $231 million in the year ago period.  Net proceeds from borrowings of $946 million relate primarily to the Maytag acquisition.  Repayments of long-term debt of $190 million included $185 million of Maytag debt that matured and was repaid on March 31, 2006.

Discontinued Operations

Cash provided by discontinued operations of $10 million relates primarily to lower working capital requirements.

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

On June 19, 2006, the Company completed an offering of $750 million aggregate principal amount of senior notes consisting of (a) $200 million aggregate principal amount of floating rate notes due 2009 to bear interest at a floating rate equal to three-month USD LIBOR plus 0.50% per annum; (b) $300 million aggregate principal amount of 6.125% senior notes due 2011; and (c) $250 million aggregate principal amount of 6.500% senior notes due 2016.  Initially, the Company borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June refinanced a portion of this commercial paper through the issuance of long-term bonds.

Effective August 8, 2006, the Maytag Corporation’s 7.875% Public Interest Notes (PINES) due August 1, 2031 will be redeemed.  Maytag exercised its option to call 100% of the PINES, which have a principal amount of $250 million, at par, plus accrued interest.  Commercial paper will be issued to finance this redemption.

The financial position of the Company remained strong at June 30, 2006.  Total assets were $14.2 billion and stockholders’ equity was $3 billion at June 30, 2006.  Total assets increased significantly versus December 31, 2005, due to the acquisition of Maytag (See Note C to the Consolidated Condensed Financial Statements).  The increase in equity is primarily due to the issuance of common stock in connection with the Maytag acquisition.

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

The Company’s Eurobonds of EUR 300 million principal matured in July 2006. The Eurobonds U.S. dollar value at June 30, 2006 was $377 million. The Company repaid the Eurobonds with the issuance of commercial paper in the U.S.

On June 15, 2004, the Company announced that the Board of Directors authorized a new share repurchase program of up to $500 million.  The Company did not repurchase any shares during the quarter ended June 30, 2006.

The Company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note I to the Consolidated Condensed Financial Statements.  The Company does not expect these guarantees to have a material effect on its financial condition or liquidity.

The Company believes its capital resources and liquidity position at June 30, 2006 are adequate to meet anticipated business needs and to fund future growth opportunities.  Currently, the Company has access to capital markets in the U.S. and internationally.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s expected cash outflows resulting from financial contracts and commitments.

	Payments due by period
(millions of dollars)	Total	2006	2007 & 2008	2009 & 2010	Thereafter

Debt obligations (1)	$2,666	$864	$142	$574	$1,086
Operating lease obligations	304	58	152	63	31
Capital expenditures	21	21	—	—	—
Purchase obligations	1,066	128	451	397	90
Long-term liabilities (2)	134	134	—	—	—

Total	$4,191	$1,205	$745	$1,034	$1,207

(1)          The amounts in debt obligations do not include an estimate of future interest payments.

(2)          The amounts in long-term liabilities include the Company’s expected 2006 voluntary U.S. pension and foreign pension fund contributions, and expected benefit payments under the postretirement health care benefit plans.  Required contributions for future years depend on certain factors that cannot be determined at this time.

MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag.  Maytag reported consolidated net sales for the year ended December 31, 2005 of approximately $4.9 billion.  With the acquisition, the Company adds an array of home appliance brands including Maytag, Jenn-Air and Amana.  The Company expects to realize cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development and asset utilization.  For additional information on the Maytag acquisition, see Note C to the Consolidated Condensed Financial Statements.

Cost efficiencies are expected from all areas of the value chain, including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development and asset utilization. Whirlpool expects to gain the majority of efficiencies during 2007, and anticipates annualized savings of at least $400 million to be fully realized in 2008.  The Company will incur approximately $450 million in pre-tax, one-time costs to realize the annualized savings estimates.  Approximately $150 million of these costs are expected to impact earnings over the next three years with the remainder included as part of purchase accounting.

OTHER MATTERS

In April 2006, the Company reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). The Company changed the corporate name of Multibras to Whirlpool S.A.  The planned reorganization has received shareholder and regulatory approvals.

The total cost to purchase shares from minority shareholders was $53 million.  The remaining minority shareholders ownership now equals 1.91%.

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

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex.  These incentives allow the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The Company was able to recognize net export credits of $10 million during the second quarter of 2006 and expects to continue recognizing credits as they are monetized.  No credits were recognized during the first six months of 2005.  On June 30, 2006, the Company’s remaining credits were approximately $700 million after adjusting for currency fluctuations and monetary adjustment.

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production.  The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate.  Several court decisions supported that tax credit and, during 2003 and 2004, the Company calculated tax credits under this provision.  The original amount recorded as tax credits was approximately $22 million.  The recorded tax credits are currently being challenged in Brazilian courts.  At this point, the Company cannot reasonably estimate the potential impact, if any, to its consolidated financial position or consolidated results of operations.  No tax credits were recorded in 2005 or in the first six months of 2006.

On February 13, 2003 the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (“recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of June 30, 2006, a number of member states were still in the drafting stage and had not passed national legislation. As a consequence many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined for these states.  The Company is, therefore, presently unable to estimate the potential cost of complying with the directive in these states.  In states that have adopted legislation, the Company has complied with all requirements.  The net impact of compliance with this directive did not have a material effect on the Company’s results of operations for the six month period ended June 30, 2006.

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices, as well as expectations as to the integration with Maytag Corporation.  Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements.  Among these factors are:  (1) intense competition in the home appliance industry reflecting the impact of both new and established global, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool Corporation’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 16% of Whirlpool’s 2005 consolidated net sales of $14 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) Whirlpool Corporation’s ability to integrate the recently acquired Maytag Corporation on a timely basis and realize the full anticipated benefits of the merger within the current estimate of costs; (4) demand for Whirlpool Corporation’s products, including the strength of the U.S. building industry and the level of interest rates; (5) the ability of Whirlpool Corporation to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform and acceleration of the rate of innovation; (6) fluctuations in the cost of key materials (including steel, oil, plastic resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (7) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (8) changes in market conditions, health care cost trends and pending regulation that could increase future funding obligations for pension and post-retirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations, including new regulations in Europe regarding appliance disposal; (10) potential exposure to product liability claims, including claims that may arise through Whirlpool’s regular investigations of potential quality and safety issues as part of its ongoing effort to provide quality products to consumers; (11) the impact of labor relations; (12) Whirlpool Corporation’s ability to obtain and protect intellectual property rights; (13) the ability of Whirlpool to manage foreign currency and its effective tax rate; (14) global, political, and/or economic uncertainty and disruptions, especially in Whirlpool Corporation’s significant geographic markets, including uncertainty and disruptions arising from natural disasters, or terrorist activities; and (15) risks associated with operations outside the U.S.

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

Prior to filing this report, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

(b)                                Changes in internal control over financial reporting.

On March 31, 2006, the Company completed its acquisition of Maytag Corporation (“Maytag”), at which time Maytag became a subsidiary of the Company. The Company is in the process of integrating Maytag operations and considers Maytag material to the Consolidated Condensed Financial Statements and believes that the internal controls and procedures have a material effect on the Company’s internal control over financial reporting.  The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Maytag.

There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2006

Item 1.   Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note I to the Consolidated Condensed Financial Statements contained in Part I, Item I of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than (1) changes to the risk factors set forth in Part II, Item 1A to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006; and (2) changes to the risk factor entitled “Whirlpool may be unable to successfully integrate the businesses of Maytag in a timely manner which may affect our ability to realize the full anticipated benefits of the merger.”  The risk factors disclosed in our Annual Report on Form 10-K, as amended in the Quarterly Report on Form 10-Q for the first quarter, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or results.

Whirlpool may be unable to successfully integrate the business of Maytag in a timely manner which may affect our ability to realize the full anticipated benefits of the merger.  The recent acquisition of Maytag involves the integration of two companies that have previously operated independently.  As with every merger, there are potential difficulties of combining the companies’ businesses.  These may include the integration of Maytag’s sales and marketing, distribution, manufacturing, engineering, finance, and administrative operations, both domestic and international, with and into our operations.  Our process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel.  The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations of these businesses could have an adverse effect on our business, results of operations, financial condition or prospects after the merger.

We expect to generate pre-tax annualized cost savings of at least $400 million, the majority of which is expected to be realized in 2007 with the remainder expected to be realized in 2008.  Cost efficiencies are expected from all areas of the value chain, including product manufacturing and marketing, infrastructure and support areas, global procurement and logistics.  We expect to incur approximately $450 million in pre-tax, one-time costs to realize the annualized savings estimates.  Approximately $150 million of these costs are expected to impact earnings over the next three years with the remainder included as part of purchase accounting.  Achieving these benefits will depend in part upon how and when our business is integrated with Maytag and whether there are any additional costs incurred in connection with the integration.  If the anticipated benefits are not realized fully or in a timely manner, or if there are significant additional costs, our financial results could be adversely affected.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on April 18, 2006.  At the meeting, the following items were voted on by shareholders:

a.                                       Messrs. Gary T. DiCamillo, Arnold G. Langbo, David L. Swift, Michael A. Todman and Ms. Kathleen J. Hempel were elected to a term to expire in 2009.

Nominee	For	Against	Withheld

Gary T. DiCamillo	59,021,536	—	1,382,934
Kathleen J. Hempel	59,456,989	—	947,481
Arnold G. Langbo	59,072,398	—	1,332,072
David L. Swift	59,479,225	—	925,245
Michael A. Todman	59,471,785	—	932,685

Messrs. Herman Cain, Jeff M. Fettig, Allan D. Gilmour, Michael F. Johnston, Miles L. Marsh, Paul G. Stern, Michael D. White and Ms. Janice D. Stoney each have terms of office as director that continued after the 2006 Annual Meeting.

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

August 8, 2006