Form 10-Q
period 2006-09-30
WHIRLPOOL CORP /DE/
filed 2006-11-08
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 M-63	49022-2692
Benton Harbor, Michigan	(Zip Code)
(Address of principal executive offices)

(269) 923-5000

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 31, 2006
Common stock, par value $1 per share	78,381,222

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30

(millions of dollars except per share data)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net sales	$4,843	$3,599	$13,126	$10,363

EXPENSES:
Cost of products sold	4,139	3,046	11,161	8,806
Selling, general and administrative	462	339	1,272	956
Intangible amortization	10	—	20	1
Restructuring costs	7	12	40	26
	4,618	3,397	12,493	9,789
OPERATING PROFIT	225	202	633	574

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	24	1	5	(29)
Interest expense	(67)	(32)	(152)	(101)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	182	171	486	444
Income taxes	46	56	128	142

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	136	115	358	302

Equity in earnings (loss) of affiliated companies	—	—	1	1
Minority interests	(2)	(1)	(6)	(7)

EARNINGS FROM CONTINUING OPERATIONS	134	114	353	296

Loss from discontinued operations, net of tax	(17)	—	(29)	—

NET EARNINGS	$117	$114	$324	$296

Per share of common stock:
Basic earnings from continuing operations	$1.71	$1.70	$4.76	$4.42
Discontinued operations, net of tax	(0.22)	—	(0.39)	—

Basic net earnings	$1.49	$1.70	$4.37	$4.42

Diluted earnings from continuing operations	$1.68	$1.66	$4.68	$4.35
Discontinued operations, net of tax	(0.21)	—	(0.38)	—

Diluted net earnings	$1.47	$1.66	$4.30	$4.35

Dividends declared	$.43	$.43	$1.29	$1.29

Weighted-average shares outstanding (millions):
Basic	78.3	67.0	74.1	66.9
Diluted	79.6	68.3	75.5	68.1

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited)
	September 30	December 31
	2006	2005
ASSETS

CURRENT ASSETS
Cash and equivalents	$109	$524
Trade receivables, less allowances (2006: $124; 2005: $76)	2,669	2,081
Inventories	2,585	1,591
Prepaid expenses	178	148
Deferred income taxes	270	134
Other current assets	335	285
Assets of discontinued operations	665	—
Total Current Assets	6,811	4,763

OTHER ASSETS
Investment in affiliated companies	26	28
Goodwill, net	1,678	169
Other intangibles, net	1,601	115
Deferred income taxes	480	472
Other assets	222	243
	4,007	1,027

PROPERTY, PLANT AND EQUIPMENT
Land	89	80
Buildings	1,181	1,033
Machinery and equipment	6,919	6,108
Accumulated depreciation	(5,061)	(4,710)
	3,128	2,511
Total Assets	$13,946	$8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$628	$131
Accounts payable	2,913	2,330
Employee compensation	405	352
Deferred income taxes	47	61
Accrued expenses	1,110	933
Restructuring costs	233	19
Income taxes	88	18
Other current liabilities	186	145
Current maturities of long-term debt	210	365
Liabilities of discontinued operations	498	—
Total Current Liabilities	6,318	4,354

OTHER LIABILITIES
Deferred income taxes	426	167
Pension benefits	880	467
Postemployment benefits	954	511
Other liabilities	408	220
Long-term debt	1,799	745
	4,467	2,110

MINORITY INTERESTS	53	92

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Shares authorized - 250 million	102	92
Shares issued -102 million (2006); 92 million (2005)
Shares outstanding - 78 million (2006); 68 million (2005)
Paid-in capital	1,839	863
Retained earnings	3,130	2,902
Accumulated other comprehensive income (loss)	(713)	(862)
Treasury stock - 24 million (2006); 24 million (2005)	(1,250)	(1,250)
Total Stockholders’ Equity	3,108	1,745
Total Liabilities and Stockholders’ Equity	$13,946	$8,301

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(millions of dollars)

	2006	2005

OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$324	$296
Loss from discontinued operations	29	—
Earnings from continuing operations	353	296
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
Gain on disposition of assets	(2)	(10)
Gain on sale of businesses	(32)	(9)
Depreciation and amortization	389	334
Changes in assets and liabilities:
Trade receivables	15	(121)
Inventories	(379)	(102)
Accounts payable	3	(152)
Restructuring charges, net of cash paid	(49)	3
Taxes deferred and payable, net	(56)	(22)
Accrued pension	41	30
Accrued payroll and other compensation	34	11
Other - net	(21)	11
Cash Provided By Continuing Operating Activities	$296	$269

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	$(360)	$(295)
Proceeds from sale of assets	25	22
Proceeds from sale of businesses	36	48
Proceeds from sale of Maytag adjacent business	49	—
Purchase of minority interest shares	(53)	—
Acquisition of businesses, net of cash acquired	(796)	(45)
Cash Used In Investing Activities of Continuing Operations	$(1,099)	$(270)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds of short-term borrowings, net	$492	$30
Proceeds from borrowing of long-term debt	748	—
Repayments of long-term debt	(844)	(7)
Dividends paid	(96)	(86)
Purchase of treasury stock	—	(34)
Common stock issued under stock plans	47	68
Other	31	17
Cash Provided By (Used For) Financing Activities of Continuing Operations	$378	$(12)
Cash Used In Discontinued Operations
Operating Activities	$(5)	$—
Investing Activities	(3)	—
Cash Used In Discontinued Operations	$(8)	$—
Effect of Exchange Rate Changes on Cash and Equivalents	18	(2)
Decrease in Cash and Equivalents	$(415)	$(15)
Cash and Equivalents at Beginning of Period	524	243
Cash and Equivalents at End of Period	$109	$228

See notes to consolidated condensed financial statements

WHIRLPOOL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited Consolidated Condensed Financial Statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X.  Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements.  Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2006 do not necessarily indicate the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2005 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

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

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(millions of dollars and shares)

Numerator for basic and diluted earnings per share - Earnings from continuing operations	$134	$114	$353	$296

Denominator for basic earnings per share - weighted-average shares	78.3	67.0	74.1	66.9
Effect of dilutive securities - stock-based compensation	1.3	1.3	1.4	1.2

Denominator for diluted earnings per share - adjusted weighted-average shares	79.6	68.3	75.5	68.1

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation.  For the three months ended September 30, 2006 and 2005, approximately 2,088,000 and 6,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.  For the nine months ended September 30, 2006 and 2005, approximately 2,087,000 and 615,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Effective January 1, 2006, the Company reclassified freight and warehousing costs from the selling, general and administrative expense line to the cost of products sold line in the Consolidated Condensed Statements of Operations.  For the three and nine months ended September 30, 2005, amounts reclassified were $215 million and $631 million, respectively. This change was adopted to better reflect these costs being directly tied to product sales.  There was no change to net earnings as a result of this reclassification. Calculated percentages of gross margin and selling, general and administrative costs as a percent of sales reflect this reclassification.

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

NOTE B — NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   The Company is in the process of analyzing the potential effects SFAS No. 157 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years that begin after December 15, 2006.  The Company is in the process of analyzing the impact to its financial position.

In June 2006, FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years that begin after December 15, 2006.  The Company is in the process of analyzing the potential effects FIN 48 will have on its results of operations and financial position.

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

The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Company common stock.  The purchase price also included the adjustment of outstanding Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Company common stock and the settlement of Maytag restricted stock and performance units for cash.  The combined value of the above share-based consideration was approximately $920 million.  The value of the approximately 9.7 million shares of Company common stock was determined using the average market price of the Company’s common shares for the two days prior to, through the two days after, March 29, 2006, the date the reference period for the exchange ratio was established.  In addition, the Company assumed Maytag’s existing debt of approximately $978 million.  The Company incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above.  Initially, the Company borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

The Company is in the process of finalizing independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This is expected to result in adjustments to the carrying values of Maytag’s recorded assets and liabilities, refinement of amounts recorded for certain intangible assets, revisions of the useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions on a prospective basis.

The following table presents the preliminary allocation of purchase price related to the Maytag business as of March 31, 2006, the date of acquisition:

(millions of dollars)
Current assets	$1,330
Assets of discontinued operations	756
Property, plant and equipment	609
Goodwill	1,507
Intangible assets	1,503
Other non-current assets	27

Total assets acquired	5,732

Current liabilities	1,544
Liabilities of discontinued operations	519
Non-current liabilities	1,799

Total liabilities assumed	3,862

Net assets acquired	$1,870

Goodwill, which is not deductible for tax purposes, has been preliminarily allocated to the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.  Any subsequent allocation of goodwill amounts to other segments of the business is not expected to be material.

During the third quarter of fiscal 2006, the Company sold Amana commercial to Aga Foodservice Group for approximately $49 million.  Amana commercial revenues and costs were originally classified as a component of discontinued operations during the second quarter of 2006.  Due to the Company’s continuing involvement with Amana commercial during a transition period that is expected to extend beyond one year, the Company reclassified the operating results related to Amana commercial into continuing operations for the three and nine months ended September 30, 2006.  This reclassification did not have a material impact on earnings from continuing operations or net earnings.

The Company has preliminarily estimated the fair value of Maytag’s identifiable intangible assets as $1,503 million.  The preliminary allocation of identifiable intangible assets is as follows:

		Average
	Estimated	Remaining
(millions of dollars)	Fair Value	Useful Life
Asset class:

Brand intangibles - indefinite lived	$1,110
Customer relationships	295	18 years
Technology and contractual agreements	98	1 to 7 years
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

The Company is also in the process of completing its analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of duplicative manufacturing facilities and selling, general and administrative overlap.  The Company has established reserves for certain severance and exit costs relating to the closure of Maytag facilities including manufacturing plants, the former headquarters location and other administrative offices.  Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in adjustments to goodwill.  A $252 million reserve for certain actions, including the previously announced closure of Maytag’s facilities in Galesburg, Illinois and Florence, South Carolina, along with the closure of the Maytag facilities mentioned above, has been recognized as a liability at the date of acquisition.

The following table provides pro forma results of operations for the three months ended September 30, 2005 and nine months ended September 30, 2006 and 2005 as if Maytag had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,
(millions of dollars, except diluted earnings per share)	2005	2006	2005
Net sales	$4,653	$14,143	$13,388
Earnings from continuing operations	$87	$341	$255

Net earnings	$77	$312	$232

Diluted net earnings per share:
Earnings from continuing operations	$1.12	$4.29	$3.28
Loss from discontinued operations	$(0.13)	$(0.37)	$(0.30)
Net earnings	$0.99	$3.92	$2.98

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs have been eliminated from the pro forma information presented above.

NOTE D — DISCONTINUED OPERATIONS

On May 23, 2006, the Company announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial products appliance businesses and reported these businesses as discontinued operations during the second quarter. During the third quarter, the Company completed the sale of the Amana commercial microwave business.  Proceeds related to the sale amounted to $49 million, and the excess of proceeds over the net book value of Amana assets reduced the goodwill amount recorded in connection with the acquisition of Maytag.  Accordingly, there was no gain or loss related to the Amana commercial sale.  On October 23, 2006, the Company sold the Dixie-Narco vending systems business (see Note N — Subsequent Events).  The Hoover, Dixie-Narco, and Jade commercial businesses continue to be reported as discontinued operations. Due to the nature of the Company’s involvement in the Amana commercial microwave business as an OEM supplier subsequent to the sale, Amana commercial microwave was no longer considered part of discontinued operations, and accordingly, has been reclassified from discontinued operations into continuing operations. This reclassification did not have a material impact on earnings from continuing operations or net earnings.

The associated results of operations, financial position and cash flows related to the discontinued operations have been separately reported as of and for the periods ended September 30, 2006.

The following table includes certain summary income statement information related to the results of the Hoover, Dixie-Narco, and Jade businesses for the:

	Three Months Ended	Nine Months Ended
(millions of dollars)	September 30, 2006	September 30, 2006
Net sales	$153	$322

Loss before income taxes	(26)	(46)
Income tax benefit	9	17
Loss from discontinued operations, net of tax	$(17)	$(29)

Additionally, the Consolidated Condensed Balance Sheets include the assets and liabilities of the Hoover, Dixie-Narco, and Jade businesses presented as discontinued operations.  As of September 30, 2006, the assets and liabilities of discontinued operations were as follows:

(millions of dollars)	September 30, 2006
Assets

Net receivables	$108
Inventories	156
Net intangibles	114
Deferred income taxes	101
Net property plant and equipment	178
Other assets	8
Total assets of discontinued operations	$665

Liabilities

Accounts payable	$44
Pension benefits	163
Postemployment benefits	251
Other liabilities	40
Total liabilities of discontinued operations	$498

NOTE E — ADOPTION OF SFAS NO. 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified-prospective-transition method. Under that transition method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

The Company sponsors several share-based employee incentive plans.  Pre-tax amortization of compensation costs for stock option grants awarded under these plans recognized during the three and nine months ended September 30, 2006 was approximately $2 million and $5 million, respectively. Compensation expense related to restricted stock units (“RSU”) for the three and nine months ended September 30, 2006 was $6 million and $20 million, respectively.

At September 30, 2006, unrecognized compensation cost related to non-vested stock option and RSU awards totaled $61 million.  The cost of these non-vested awards is expected to be recognized over the requisite vesting period.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s earnings from continuing operations before income taxes and other items and net earnings for the three months ended September 30, 2006 are $2 million and $1 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No.  25.  For the nine months ended September 30, 2006, the Company’s earnings from continuing operations before income taxes and other items and net earnings are $5 million and $3 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Basic and diluted net earnings per share for the three months ended September 30, 2006 are $.01 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net earnings per share for the nine months ended September 30, 2006 are $.04 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model with share-based awards amortized over the vesting periods.

Share-Based Compensation - Pro Forma Net Income and Earnings

	Three Months Ended	Nine Months Ended
(millions of dollars, except per share data)	September 30, 2005	September 30, 2005

Net earnings as reported	$114	$296

Add: Share-based employee compensation expense included in reported net earnings, net of related tax effects	2	7

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3)	(10)

Pro forma net earnings	$113	$293

Earnings per share:
Basic — as reported	$1.70	$4.42
Basic — pro forma	$1.69	$4.37

Diluted — as reported	$1.66	$4.35
Diluted — pro forma	$1.65	$4.30

Share-Based Employee Incentive Plans

The Company sponsors several share-based employee incentive plans with similar features providing for the issuance of stock options, performance stock units and performance shares, and restricted stock and restricted stock equivalents for periods of up to ten years to eligible employees. On December 31, 2005, the Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (“OSIP”) expired following the completion of its 10-year term; as a result there can be no new grants under this plan.

The following table summarizes the plans:

(millions of shares)	September 30, 2006
	1996	1998	2000	2002
	OSIP	OSIP	OSIP	OSIP
Share-based awards granted	3.4	3.6	2.6	2.0
Unvested awards	0.8	1.2	1.1	1.3
Converted to freely transferable stock	2.6	2.4	1.5	0.7

Stock Options

Eligible employees receive stock options as a portion of their total compensation.  Such options generally become exercisable over a three-year period and expire 10 years from the date of grant, generally subject to forfeiture upon termination of employment.

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate — an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility — an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option, and (3) expected option life — an estimate based on historical experience including the effect of employee terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $22.07 using the following assumptions:

Weighted Average Black-Scholes Assumptions

Risk-free interest rate	4.56%
Expected volatility	25.6%
Expected dividend yield	2.09%
Expected option life	5 years

The following table summarizes stock option activity during the nine months ended September 30, 2006. During this period, the Company granted 2,244,000 stock options of which 1,778,000 related to stock options granted to former Maytag employees.

Stock Option Activity

	Options	Weighted-Average Exercise Price	Expiration Dates
(thousands of shares)
Outstanding, December 31, 2005	3,733	$60.37	June 2006 - November 2015
Granted	2,244	91.00
Exercised	(746)	65.00
Canceled or expired	(65)	77.14

Outstanding, September 30, 2006	5,166	$72.80	April 2007- July 2016

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $18 million for which tax benefits totaled approximately $7 million. Cash received from the exercise of stock options during the nine months ended September 30, 2006 totaled $47 million.

The table below provides additional information related to stock options outstanding at September 30, 2006:

	Outstanding Net of Expected Forfeitures	Options Exercisable
(options in thousands / dollars in millions, except share data)
Number of options	4,875	4,216
Weighted-average exercise price	$72.06	$69.69
Aggregate intrinsic value	$74	$72
Weighted-average remaining contractual term, in years	6.3	5.8

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

The Company measures compensation cost based on the market price of Whirlpool common stock at the grant date.

The following table summarizes RSU activity during the nine months ended September 30, 2006:

	Number of RSUs	Weighted-Average Grant Date Fair Value
(RSUs in thousands)
Outstanding, December 31, 2005	1,499	$67.55
Granted	366	84.86
Canceled	(14)	83.66
Vested and transferred to unrestricted	(58)	66.11
Outstanding, September 30, 2006	1,793	$71.48

NOTE F - GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amounts for goodwill and amortizable intangible assets since December 31, 2005 are due primarily to the acquisition of Maytag. Preliminary estimates of Maytag-related goodwill have been recorded in the North America operating segment. As of September 30, 2006, the operating segments’ total goodwill carrying amounts were as follows: North America - $1,674 million and Latin America - $4 million.

The Company’s other intangible assets were comprised of the following:

	September 30,	December 31,
	2006	2005
(millions of dollars)
Intangible assets with indefinite lives	$1,163	$51
Amortizable intangible assets with determinable lives	374	—
Pension related	64	64
Total other intangible assets, net	$1,601	$115

Included in the above balances are accumulated amortization amounts totaling $22 million at September 30, 2006.

NOTE G — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
(millions of dollars)
Finished products	$2,164	$1,361
Raw materials and work in process	546	363
	2,710	1,724

Less excess of FIFO cost over LIFO cost	125	133
	$2,585	$1,591

NOTE H — RESTRUCTURING CHARGES

Whirlpool Restructuring

The following represents a reconciliation of the changes in restructuring reserves related to Whirlpool projects through September 30, 2006:

	Balance						Balance
	January 1,	Charge to	Cash	Non-Cash	Revision of		September 30,
	2006	Earnings	Utilization	Utilization	Estimate	Translation	2006
(millions of dollars)
Termination costs	$15	$16	$(23)	$—	$—	$1	$9
Non-employee exit costs	4	24	(6)	(18)	—	—	4

Total	$19	$40	$(29)	$(18)	$—	$1	$13

Under its ongoing global operating platform initiatives, the Company has implemented certain restructuring initiatives to strengthen its leadership position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. In addition to the global operating platform initiatives, the Company began to implement organizational initiatives designed to maximize support efficiencies throughout the Company.

The Company incurred pre-tax restructuring charges of $7 million and $40 million related to these actions during the three and nine months ended September 30, 2006, respectively. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statements of Operations and primarily consist of severance costs and impairment of fixed assets. These charges include shifting refrigeration and compressor capacity to lower cost regions, as well as salary workforce reorganization throughout Europe. The Company expects to incur additional costs, not to exceed $60 million, during the last three months of 2006 related to these initiatives.

On a segment level, for the three and nine months ended September 30, 2006, respectively, the North America region incurred approximately $0 million and $16 million, the Europe region incurred approximately $5 million and $13 million, the Latin America region incurred approximately $1 million and $5 million, and the Asia region incurred approximately $1 million and $6 million of restructuring charges, respectively.

Maytag Integration

Maytag integration reserves are included in the restructuring costs line in the Consolidated Condensed Balance Sheets. The following represents a reconciliation of the changes in reserves related to Maytag projects through September 30, 2006:

	Balance						Balance
	April 1,	Charge to	Cash	Non-Cash	Revision of		September 30,
	2006	Earnings	Utilization	Utilization	Estimate	Translation	2006
(millions of dollars)
Termination costs	$134	$—	$(30)	$—	$70	$—	$174
Non-employee exit costs	35	—	(2)	—	13	—	46

Total	$169	$—	$(32)	$—	$83	$—	$220

In the second quarter of 2006, the Company announced its intention to close the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The Company has established reserves for certain exit costs relating to these facilities. Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. At September 30, 2006, a $218 million reserve remains for certain actions, including closure of the Maytag facilities mentioned above, which were established as a purchase accounting liability. Adjustments to the reserve have been reflected in the table above and relate primarily to the communication of severance accruals.

The remaining $2 million restructuring reserve balance relates to Maytag’s previously announced closing of the refrigeration manufacturing facility in Galesburg, Illinois, the closing of Maytag’s laundry facility in Florence, South Carolina and the exiting of other ancillary lines of business. All of this reserve relates to exit costs.

NOTE I — GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of September 30, 2006 and December 31, 2005, these amounts totaled $203 million and $236 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.3 billion and $1.4 billion at September 30, 2006 and December 31, 2005, respectively. The Company’s total outstanding bank indebtedness, including credit facility amounts under guarantee, totaled $146 million and $79 million at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, approximately $21 million of undrawn stand-by letters of credit under committed lines were outstanding, of which $8 million will expire in the fourth quarter of 2006. These letters of credit were issued by Maytag and assigned to Whirlpool as part of the merger.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves during the nine months ended September 30, 2006:

(millions of dollars)
Balance, December 31, 2005	$149
Acquisition	113
Warranties issued during the period	317
Settlements made during the period	(349)
Other	—
Balance, September 30, 2006	$230

Current portion	$147
Non-current portion	83
Total	$230

Commitments and Contingencies

In April 2006, the Company reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). The Company changed the corporate name of Multibras to Whirlpool S.A. The reorganization received shareholder and regulatory approvals. The total cost to purchase shares from minority shareholders was approximately $53 million and is shown separately as a use of cash in the Investing Activities of Continuing Operations section of the Consolidated Condensed Statements of Cash Flows. The remaining minority shareholder ownership is now under 2%.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Company provided for the potential exposure resulting from this litigation during 2005 and no significant change in the status of this action has occurred.

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

NOTE J — PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and nine months ended September 30, 2006 and 2005 are indicated below.  As previously disclosed, Whirlpool acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

	Three months ended September 30
	U.S. Pension Benefits		Foreign Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
(millions of dollars)
Service cost	$22.1	$20.9	$3.2	$3.1	$6.0	$3.8
Interest cost	56.0	28.2	4.3	4.3	21.3	9.0
Expected return on plan assets	(62.7)	(38.4)	(1.8)	(1.8)	—	—
Amortization of transition obligation	—	—	0.2	0.2	—	—
Amortization of prior service cost	2.2	2.3	—	0.1	(2.0)	(1.8)
Amortization of net loss	6.7	3.5	0.5	0.2	3.0	3.6
Curtailments	15.0	—	—	—	—	—
Net periodic cost	$39.3	$16.5	$6.4	$6.1	$28.3	$14.6

	Nine months ended September 30
	U.S. Pension Benefits		Foreign Plans		Other Benefits
	2006	2005	2006	2005	2006	2005
(millions of dollars)
Service cost	$60.3	$62.7	$9.5	$9.3	$15.6	$11.4
Interest cost	141.1	84.5	12.6	12.8	52.4	27.0
Expected return on plan assets	(161.4)	(115.2)	(5.4)	(5.2)	—	—
Amortization of transition obligation	—	—	0.6	0.6	0.1	—
Amortization of prior service cost	6.6	6.9	0.2	0.3	(6.1)	(5.4)
Amortization of net loss	20.1	10.5	1.5	0.7	10.3	10.8
Curtailments	15.0	—	—	—	—	—
Settlements	—	—	—	(2.3)	—	—
Net periodic cost	$81.7	$49.4	$19.0	$16.2	$72.3	$43.8

Employer Contributions

Employer Contributions — millions of dollars	U.S. Pension	Foreign Pension
2006 (expected)	$55	$23

The Company expects to contribute a total of $55 million to the U.S. pension plans during 2006 which represents the sum of $4 million of expected benefit payments from corporate cash for the unfunded pension plans and voluntary contributions of $51 million to funded pension plans. The Company made the voluntary contribution of $51 million to Maytag’s funded pension plan during the third quarter, and has paid approximately $3 million of expected benefit payments from corporate cash to the Whirlpool unfunded pension plans in the year to date period.

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

The WEPP will be amended to cease benefit accruals for the majority of participants effective January 1, 2007.  For employees who are eligible to retire before January 1, 2010, the plan will be amended to continue previous plan benefit accruals through the earlier of the date of retirement or January 1, 2010.  A defined contribution plan will be provided to affected employees subsequent to the plan amendment.  As a result of this change, the Company recognized a curtailment charge for prior service costs of approximately $15 million in the third quarter of 2006.

NOTE K — INCOME TAXES

The effective income tax rate was approximately 25.2% for the quarter and 26.4% for the year to date period versus 32.5% in the year ago quarter and 32.0% in the prior year to date period.  The reduction results from a combination of the dispersion of global income, global audit settlements, increased tax credits and global planning activities.  At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and adjusts the quarterly rate, as necessary.

NOTE L — COMPREHENSIVE INCOME

A summary of increase (decreases) in stockholders’ equity, net of income taxes, which did not result directly from transactions with stockholders follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(millions of dollars)
Net earnings	$117	$114	$324	$296
Currency translation adjustments — net	24	37	111	13
Cash flow hedges — net	(14)	16	38	22

Total	$127	$167	$473	$331

NOTE M — GEOGRAPHIC SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies operating segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets.  The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes and minority interests, and before one-time charges.  In 2006 and 2005, these one-time charges primarily consisted of restructuring and other related charges.  Total assets by segment are those assets directly associated with the respective operating activities.  The Company has included in its geographic information the recently acquired Maytag assets and results of operations as of and for the quarter ended September 30, 2006.  The Maytag geographic information has been included in the North America, Europe, and Asia segments.  The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other one-time charges and discontinued operations.  Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding one-time charges.  These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below.  For the three and nine months ended September 30, 2006, the North America operating segment incurred approximately $0 million and $16 million, the Europe operating segment incurred approximately $5 million and $13 million, the Latin America operating segment incurred approximately $1 million and $5 million, and the Asia operating segment incurred approximately $1 million and $6 million of restructuring charges.  For the three and nine months ended September 30, 2005, the North America operating segment incurred approximately $0 million and $1 million, the Europe operating segment incurred approximately $11 million and $21 million, and the Latin America operating segment incurred approximately $1 million and $4 million of restructuring charges, respectively.

(millions of dollars)

Three Months	North		Latin		Other/
Ended September 30	America	Europe	America	Asia	Eliminations	Consolidated

Net sales
2006	$3,297	$887	$590	$104	$(35)	$4,843
2005	$2,280	$811	$446	$95	$(33)	$3,599

Intersegment sales
2006	$19	$129	$34	$74	$(256)	$—
2005	$16	$122	$33	$55	$(226)	$—

Depreciation and amortization
2006	$95	$27	$18	$4	$8	$152
2005	$51	$23	$26	$4	$6	$110

Operating profit (loss)
2006	$195	$61	$51	$(1)	$(81)	$225
2005	$212	$48	$15	$(5)	$(68)	$202

Total assets
September 30, 2006	$8,784	$2,787	$1,853	$575	$(53)	$13,946
December 31, 2005	$3,798	$2,650	$1,748	$530	$(425)	$8,301

Capital expenditures
2006	$73	$27	$18	$4	$6	$128
2005	$65	$20	$30	$2	$3	$120

(millions of dollars)

Nine Months	North		Latin		Other/
Ended September 30	America	Europe	America	Asia	Eliminations	Consolidated

Net sales
2006	$8,794	$2,403	$1,701	$334	$(106)	$13,126
2005	$6,465	$2,311	$1,382	$312	$(107)	$10,363

Intersegment sales
2006	$44	$380	$103	$171	$(698)	$—
2005	$38	$371	$105	$137	$(651)	$—

Depreciation and amortization
2006	$232	$75	$54	$13	$15	$389
2005	$149	$77	$83	$12	$13	$334

Operating profit (loss)
2006	$606	$140	$134	$(3)	$(244)	$633
2005	$581	$118	$71	$(14)	$(182)	$574

Total assets
September 30, 2006	$8,784	$2,787	$1,853	$575	$(53)	$13,946
December 31, 2005	$3,798	$2,650	$1,748	$530	$(425)	$8,301

Capital expenditures
2006	$223	$57	$56	$16	$8	$360
2005	$172	$51	$58	$8	$6	$295

NOTE N — SUBSEQUENT EVENTS

On October 23, 2006, the Company sold the Dixie-Narco vending machine business to Crane Merchandising Systems (Crane) for approximately $46 million.  As of such date, Crane assumed operational control of Dixie-Narco.  The excess of proceeds over the net book value of Dixie-Narco assets will reduce the goodwill amount recorded in connection with the acquisition of Maytag.  Accordingly, there will be no gain or loss related to the Dixie-Narco vending machine business sale.

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

The Company monitors country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand.  Management also focuses on country, brand, product and channel sales, average sales values, and profitability when assessing and forecasting financial results.  The Company intends to utilize its global manufacturing, procurement and technology footprint to enhance Whirlpool’s position in the global appliance industry.  Material and oil-related costs have remained volatile during 2006 and have continued to accelerate during the second-half of 2006.  The Company currently anticipates that material and oil-related cost increases for 2006 may increase by $200 million over the material and oil-related costs experienced in 2005. As a result, the Company has continued its practice of implementing cost-based price adjustments as necessary, and will continue to aggressively manage its overall cost structure as it continues to introduce a record number of new product innovations during the year.

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations present the Company’s operating results for the three and nine months ended September 30, 2006 and 2005.  All comparisons are to 2005, unless otherwise noted.  This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in the Company’s financial condition and results of operations and should be read along with the Consolidated Condensed Financial Statements.

On May 23, 2006, the Company announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial products appliance businesses and reported these businesses as discontinued operations during the second quarter. During the third quarter, the Company completed the sale of the Amana commercial microwave business and on October 23, 2006, sold the Dixie-Narco vending systems business (see Note N — Subsequent Events).  The Hoover, Dixie-Narco, and Jade commercial businesses continue to be reported as discontinued operations.  Due to the Company’s involvement in the Amana commercial business as an OEM supplier subsequent to the sale, Amana commercial was no longer part of discontinued operations, and accordingly, has been reclassified from discontinued operations into continuing operations. This reclassification did not have a material impact on reported earnings from continuing operations or net earnings.

Net Sales

Total units sold increased 21.7% for the quarter and 17.2% year to date while net sales increased 34.6% for the quarter and 26.7% year to date. Excluding the impact of currency and the acquisition of Maytag, sales increased approximately 7% for both the quarter and year to date periods.

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Change	2006	2005	Change
(millions of dollars)
Net Sales:
North America	$3,297	$2,280	44.6%	$8,794	$6,465	36.0%
Europe	887	811	9.4%	2,403	2,311	4.0%
Latin America	590	446	32.3%	1,701	1,382	23.1%
Asia	104	95	9.5%	334	312	7.1%
Other/eliminations	(35)	(33)	—	(106)	(107)	—

Consolidated	$4,843	$3,599	34.6%	$13,126	$10,363	26.7%

Significant regional trends were as follows:

—                                   North America unit volumes increased approximately 28% and 23% for the quarter and year to date periods, respectively. Sales increased 44.6% and 36.0% for the quarter and year to date periods, respectively.  Excluding the impact of the Maytag acquisition, unit volumes and net sales increased approximately 2% and 4%, respectively, for the quarter and unit volumes and net sales increased approximately 4% and 7%, respectively, in the year to date period. The unit volume and sales improvements were primarily due to the addition of Maytag along with higher KitchenAid and Whirlpool brand volume and improved product mix during the first nine months of 2006.  Currency fluctuations did not have a material effect on net sales for the quarter or year to date periods.  Results for the nine months ended September 30, 2006 include Maytag beginning April 1, 2006.

—                                   Europe unit volumes increased approximately 6% and 5% for the quarter and year to date periods, respectively.  The increase in volume was driven by strong Whirlpool brand performance.  Net sales increased 9.4% in the quarter and 4.0% in the year to date period.  Excluding currency fluctuations, net sales increased approximately 4% in the quarter and approximately 3% in the year to date period.

—                                   Latin America unit volumes increased approximately 35% and 20% for the quarter and year to date periods, respectively.  Net sales in Latin America increased 32.3% and 23.1% for the quarter and year to date periods, respectively, due to strong appliance volume and currency appreciation.  Excluding currency fluctuations, net sales increased approximately 29% and 21% for the quarter and year to date periods.

—                                   Asia unit volumes increased approximately 9% for the quarter and 2% for the year to date period.  Net sales in Asia increased 9.5% during the quarter and increased 7.1% for the year to date periods, respectively, driven by favorable product mix.   Excluding currency fluctuations, net sales increased approximately 3% and 2% for the quarter and year to date periods.

For the full year 2006, appliance industry shipments are expected to be approximately flat in North America, and up 2% in Europe, 10% to 15% in Latin America and 5% to 7% in Asia.

Gross Margin

Gross margin as a percentage of sales decreased to 14.5% for the quarter, from 15.3%, and remained unchanged at 15.0% for the year to date period.  Higher material and oil-related costs, non-income based tax settlements, a pension curtailment charge and the acquisition of the lower margin Maytag business were partly offset by pricing, productivity, warranty settlements, regional tax incentives and acquisition efficiencies.   The Company expects higher material and oil-related prices during the remainder of 2006, which are anticipated to be partially mitigated by cost-based price increases and productivity improvements.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales increased from 9.4% to 9.5% during the quarter and increased from 9.2% to 9.7% during the year to date period.  The increase was primarily driven by Maytag integration costs, increased brand investment, and higher incentive compensation costs.

	Three Months Ended September 30				Nine Months Ended September 30
		As a %		As a %		As a %		As a %
	2006	of Sales	2005	of Sales	2006	of Sales	2005	of Sales
(millions of dollars)
Selling, General and Administrative Expenses

North America	$231	7.0%	$147	6.4%	$605	6.9%	$406	6.3%
Europe	85	9.5	77	9.5	238	9.9	228	9.9
Latin America	61	10.3	45	10.2	182	10.7	125	9.0
Asia	17	16.3	16	17.2	54	15.9	52	16.7
Corporate/Other	68	—	54	—	193	—	145	—

Consolidated	$462	9.5%	$339	9.4%	$1,272	9.7%	$956	9.2%

Restructuring Costs

Restructuring charges of $7 million and $40 million were recorded in the current quarter and year to date period, respectively, and primarily relate to severance costs and write-off of fixed assets executed as part of the Company’s ongoing global operating platform initiatives.  See Note H to the Consolidated Condensed Financial Statements for further information.

Interest and Sundry Income (Expense)

Interest income and sundry income (expense) was $23 million favorable for the quarter and was $34 million favorable for the year to date period when compared to the prior year quarter and year to date periods, respectively.  Contributing to the year over year favorable results was a gain on the sale of an equity investment, which is partially offset by the gain recognized last year on the sale of a business in Latin America.

Interest Expense

Interest expense increased $35 million and $51 million when compared to the year ago quarter and year to date periods, respectively.  The increase in interest expense primarily reflects the acquisition of Maytag.

Income Taxes

The effective income tax rate was approximately 25.2% for the quarter and 26.4% for the year to date period versus 32.5% in the year ago quarter and 32.0% in the prior year to date period. The reduction results from a combination of the dispersion of global income, global audit settlements, increased tax credits and global planning activities. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and adjusts the quarterly rate, as necessary.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $134 million, or $1.68 per diluted share, versus $114 million, or $1.66 per diluted share in the year ago quarter. Earnings from continuing operations for the year to date period were $353 million, or $4.68 per diluted share, versus $296 million, or $4.35 per diluted share in the prior year to date period. Third quarter earnings from continuing operations include the operating results of Maytag, including integration costs and efficiencies, and the effect of purchase accounting adjustments. Overall performance was driven by strong sales growth, productivity improvements, asset gains primarily related to the sale of an equity investment, a lower effective tax rate and a warranty settlement. These results were partially offset by higher material and oil-related prices, a pension curtailment charge, settlement of non-income based taxes and increased interest expense.

Discontinued Operations

The Company classified the Hoover, Dixie-Narco, Amana commercial and Jade businesses as discontinued operations during the second quarter of 2006. The decision to divest the floor-care and commercial businesses will allow the Company to focus on its core appliance business.

During the third quarter of 2006, the Company sold Amana commercial to Aga Foodservice Group for approximately $49 million. Amana commercial revenues and costs were classified as a component of discontinued operations during the second quarter of 2006. Due to the Company’s significant continuing involvement with Amana commercial during a transition period that is expected to extend beyond one year, the Company reclassified the operating results related to Amana commercial into continuing operations for the three and nine months ended September 30, 2006.

On October 23, 2006, the Company completed the sale of Dixie-Narco vending systems to Crane Merchandising Systems (Crane) for approximately $46 million. As of such date, Crane assumes operational control of Dixie-Narco. Dixie-Narco’s revenues and costs were classified as a component of discontinued operations during the three and nine months ended September 30, 2006. Further information related to the sale can be found in Note N to the Consolidated Condensed Financial Statements.

Net Earnings

Net earnings for the current quarter were $117 million, or $1.47 per diluted share, versus $114 million, or $1.66 per diluted share in the year ago quarter. Net earnings for the year to date period were $324 million, or $4.30 per diluted share, versus $296 million, or $4.35 per diluted share in the prior year to date period.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 2006 and 2005 by classifying transactions into three major categories: operating, investing and financing activities. The Company has presented cash flows pertaining to the discontinued operations separately within the statements.

Operating Activities of Continuing Operations

The Company’s main source of liquidity is cash generated from continuing operating activities consisting of net earnings from continuing operations adjusted for non-cash operating items, such as depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by continuing operating activities in the first nine months of 2006 was $296 million compared to cash provided by continuing operations of $269 million in 2005. The increase in cash provided by continuing operations is due to higher net earnings from continuing operations, partially offset by higher restructuring payments, due primarily to Maytag-related initiatives. While overall working capital requirements were at similar levels versus 2005, inventory levels at September 30, 2006 were elevated with approximately three days of excess inventory on hand due primarily to reduced North America demand late in the quarter. The Company anticipates a reduction in the level of inventory reported at September 30, 2006 by the end of the year.

Investing Activities of Continuing Operations

The principal recurring investing activities are property additions. Net property additions for the nine months ended September 30, 2006 were $360 million compared to $295 million in the year ago period. These expenditures are primarily for equipment and tooling driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. The increase in capital expenditures in the 2006 period as compared to 2005 is due mainly to expenditures to support expansion of operations in Mexico, the integration of Maytag and to support new product launches.

Also included in continuing investing activities is the cash disbursed to acquire Maytag, net of the cash acquired in the transaction, of $796 million. Further information regarding the acquisition can be found in Note C to the Consolidated Condensed Financial Statements.

Payments for minority interest shares of $53 million relate to a buy-out of minority shares resulting from the previously disclosed reorganization in Latin America. Further information regarding the reorganization can be found in Note I to the Consolidated Condensed Financial Statements.

During the third quarter of 2006, the Company sold Amana commercial microwave to Aga Foodservice Group for approximately $49 million. See Note D to the Consolidated Condensed Financial Statements for further information.

Additionally, during the third quarter of 2006, the Company received approximately $31 million in proceeds related to the sale of its remaining interest in two equity investments within the Latin America region. See the “Other Matters” section in Management’s Discussion and Analysis for further information regarding the sale of these businesses.

Financing Activities of Continuing Operations

Cash provided by continuing financing activities for the nine months ended September 30, 2006 was $378 million compared to cash used for continuing financing activities of $12 million in the year ago period. Net proceeds from borrowings of $1,240 million relate primarily to the Maytag acquisition and issuance of short-term borrowings that, combined with available cash, was used to retire Maytag and Whirlpool long-term debt. Repayments of long-term debt were $844 million. Further information regarding debt proceeds and repayments can be found in the Financial Condition and Liquidity section of Management’s Discussion and Analysis.

Discontinued Operations

Cash used in discontinued operations of $8 million relates primarily to operating losses partially offset by working capital cash inflow.

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

During the third quarter of 2006, the 7.875% Public Interest Notes (PINES) due August 1, 2031 were redeemed. The Company exercised its option to call 100% of the PINES, which had a principal amount of $250 million, at par, plus accrued interest. The redemption was financed through a combination of available cash and the issuance of commercial paper.

The Company’s Eurobonds of EUR 300 million principal matured in July 2006 and were repaid with available cash and the issuance of commercial paper in the U.S.

On June 19, 2006, the Company completed an offering of $750 million aggregate principal amount of senior notes consisting of (a) $200 million aggregate principal amount of floating rate notes due 2009 to bear interest at a floating rate equal to three-month USD London Interbank Offered Rate (“LIBOR”) plus 0.50% per annum; (b) $300 million aggregate principal amount of 6.125% senior notes due 2011; and (c) $250 million aggregate principal amount of 6.500% senior notes due 2016. Initially, the Company borrowed amounts required to fund the cash portion of the Maytag purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

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

The Credit Facilities provide for a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility, and a $500 million 364-day credit facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement became available on March 29, 2006. Borrowings under the Credit Facilities will be available to the Company and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, will be guaranteed by the Company. Interest under the Credit Facilities accrues at a variable annual rate based on the LIBOR plus a margin dependent on the Company’s credit rating at that time. The Credit Facilities require the Company to meet certain financial tests and contain specific covenants. Under the JP Morgan sub facility, the outstanding $21 million of undrawn stand-by letters of credit issued by Maytag reduce the availability of these committed lines.

On June 15, 2004, the Company announced that the Board of Directors authorized a new share repurchase program of up to $500 million. The Company did not repurchase any shares during the three or nine months ended September 30, 2006.

The Company guarantees the indebtedness of certain customers of its Brazilian subsidiary as discussed in Note I to the Consolidated Condensed Financial Statements. The Company does not expect these guarantees to have a material effect on its financial condition or liquidity.

The financial position of the Company remained strong at September 30, 2006. Total assets were $13.9 billion and stockholders’ equity was $3.1 billion at September 30, 2006. Total assets increased significantly versus December 31, 2005, due to the acquisition of Maytag (See Note C to the Consolidated Condensed Financial Statements). The increase in stockholders’ equity is primarily due to the issuance of common stock in connection with the Maytag acquisition.

After completion of the Maytag acquisition, Whirlpool was removed from credit watch by rating agencies and the Company’s credit ratings were lowered to Baa2 by Moody’s and BBB by both Standard & Poor’s and Fitch. The Company does not believe that the actions of the rating agencies will have a material impact on its liquidity.

The Company believes its capital resources and liquidity position at September 30, 2006 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, the Company has access to capital markets in the U.S. and internationally.

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

Cost efficiencies are expected from all areas of the value chain, including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development and asset utilization. Whirlpool expects to gain the majority of efficiencies during 2007 and anticipates annualized savings in excess of

$400 million to be fully realized in 2008. The Company will incur approximately $450 million in pre-tax, one-time costs to realize the annualized savings estimates. Approximately $150 million of these costs are expected to impact earnings over the next three years with the remainder included as part of purchase accounting.

OTHER MATTERS

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported that tax credit and during 2003 and 2004, the Company calculated tax credits under this provision. The recorded tax credits have been challenged in the Brazilian courts for a number of years. On September 15, 2006, the courts settled and the Latin America region paid the Brazilian government approximately $22 million in federal taxes, penalties and interest for amounts relating to certain VAT tax amounts. Of the $22 million payment, approximately $7 million was recorded to the cost of goods line item and the remaining $4 million in penalties and $11 million in interest were recorded to the sundry income (expense) and interest expense line items, respectively.

On August 10, 2006, the Latin America region sold the remaining 30% interest in an equity investment. Included in the third quarter consolidated condensed statement of operations is a $30 million pre-tax gain on the sale of its interest which is recorded to the interest and sundry income (expense) line. Proceeds from the sale of the interest were approximately $31 million.

In April 2006, the Company reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). The Company changed the corporate name of Multibras to Whirlpool S.A. The total cost to purchase shares from minority shareholders in connection with the reorganization was $53 million. The remaining minority shareholders ownership now is under 2%.

The Whirlpool Employee Pension Plan (the “WEPP”) will be amended to cease benefit accruals for the majority of participants effective January 1, 2007. For employees who are eligible to retire before January 1, 2010, the plan will be amended to continue previous plan benefit accruals through the earlier of the date of retirement or January 1, 2010. A defined contribution plan will be provided to affected employees subsequent to the plan amendment. As a result of this change, the Company recognized a curtailment charge for prior service costs of approximately $15 million in the third quarter of 2006.

The Company previously amended the WEPP in January 2005. The Company remeasured the net periodic cost and funded status of the WEPP at January 1, 2005, to reflect the amendment. The amendment reduced the projected benefit obligation (“PBO”) by approximately $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment since the accrued benefits as of December 31, 2005 were not affected by this change.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex. These incentives allow the use of credits as an offset against current Brazilian federal excise tax on domestic sales. The Company was able to recognize net export credits of $17 million during the third quarter of 2006 and expects to continue recognizing credits as they are monetized. No credits were recognized during the first nine months of 2005. On September 30, 2006, the Company’s remaining credits were approximately $700 million after adjusting for currency fluctuations and monetary adjustments.

On February 13, 2003 the European Union adopted the Waste Electrical and Electronic Equipment (“WEEE”) directive. Among other provisions, the directive stipulates that “producers” will be responsible for the cost of collection, disposal and recycling of waste (“recycling schemes”) for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. However, as of September 30, 2006, some member states were still in the drafting stage and had not passed national legislation. As a consequence many of the details concerning responsibilities, costs of the recycling schemes and ability to recover through a visible fee to the end consumer are yet to be determined for these states. The Company is, therefore, presently unable to estimate the potential cost of complying with the directive in these states. In states that have adopted legislation, the Company has complied with all requirements. The net impact of compliance with this directive did not have a material effect on the Company’s results of operations for the nine month period ended September 30, 2006.

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices, as well as expectations as to the integration with Maytag Corporation.  Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements.  Among these factors are:  (1) intense competition in the home appliance industry reflecting the impact of both new and established global, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool Corporation’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 16% of Whirlpool’s 2005 consolidated net sales of $14 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) Whirlpool Corporation’s ability to integrate the recently acquired Maytag Corporation on a timely basis and realize the full anticipated benefits of the merger within the current estimate of costs; (4) demand for Whirlpool Corporation’s products, including the strength of the U.S. building industry and the level of interest rates; (5) the ability to realize price increases, which depends on such factors as market demand, product volume, product mix, and the success of various promotional activities; (6) the ability of Whirlpool Corporation to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform and acceleration of the rate of innovation; (7) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (8) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (9) changes in market conditions, health care cost trends and pending regulation that could increase future funding obligations for pension and post-retirement benefit plans; (10) the cost of compliance with environmental and health and safety regulations, including new regulations in Europe regarding appliance disposal; (11) potential exposure to product liability claims, including claims that may arise through Whirlpool’s regular investigations of potential quality and safety issues as part of its ongoing effort to provide quality products to consumers; (12) the impact of labor relations; (13) Whirlpool Corporation’s ability to obtain and protect intellectual property rights; (14) the ability of Whirlpool to manage foreign currency and its effective tax rate; (15) global, political, and/or economic uncertainty and disruptions, especially in Whirlpool Corporation’s significant geographic markets, including uncertainty and disruptions arising from natural disasters, or terrorist activities; and (16) risks associated with operations outside the U.S.

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

Prior to filing this report, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

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

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended September 30, 2006

Item 1.  Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note J to the Consolidated Condensed Financial Statements contained in Part I, Item I of this report.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than changes to the risk factors set forth in Part II, Item 1A to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006.  The risk factors disclosed in our Annual Report on Form 10-K, as amended in the Quarterly Reports on Form 10-Q for the first, second and third quarters, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, financial condition or results.

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

November 8, 2006