Form 10-K
period 2006-12-31
WHIRLPOOL CORP /DE/
filed 2007-02-28
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,318,461,454.

On February 22, 2007, the registrant had 78,697,787 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2007 annual meeting of stockholders (the “Proxy Statement”)	Part III

PART I

ITEM 1.    Business.

Whirlpool Corporation, the world’s leading manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 12 countries under 14 principal brand names and markets products in nearly every country around the world. As of December 31, 2006, we had approximately 73,000 employees.

As used herein, and except where the context otherwise requires, “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

Products and Markets

Whirlpool manufactures and markets a full line of major appliances and related products, primarily for home use. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, room air-conditioning equipment, and mixers and other small household appliances. We also produce hermetic compressors for refrigeration systems.

For each class of products which accounted for 10% or more of our consolidated net sales over the last three years, the following table lists the total net sales of each class.

	Percent in 2006	Year ended December 31 (millions of dollars)
Class of Similar Products		2006	2005	2004
Home Laundry Appliances	30%	$5,474	$4,425	$4,070
Home Refrigerators and Freezers	30%	$5,341	$4,506	$3,879
Home Cooking Appliances	16%	$2,909	$2,186	$2,021
Other	24%	$4,356	$3,200	$3,250

Net Sales	100%	$18,080	$14,317	$13,220

In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Roper, Estate, Admiral, Magic Chef, Amana, and Inglis brand names primarily to retailers, distributors, and builders. In Canada, we market and distribute major home appliances under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Magic Chef, Amana, Roper, and KitchenAid brand names. In Mexico, we market and distribute major home appliances under the Whirlpool, Maytag, Jenn-Air, Acros, KitchenAid, Estate, Roper, and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names. We have manufacturing facilities in the United States and Mexico.

Whirlpool is a major supplier to Sears of laundry, refrigerator, dishwasher, and trash compactor home appliances. Sears markets some of the products that we supply to them under its Kenmore brand name. Sears is also a major outlet for our Whirlpool, Maytag, KitchenAid, Jenn-Air, and Amana brand products. In 2006, approximately 14% of our consolidated net sales were attributable to sales to Sears.

In Whirlpool’s European region, we market and distribute our major home appliances under the Whirlpool, Maytag, Amana, Bauknecht, Ignis, Laden, and Polar brand names, and major and portable appliances under the KitchenAid brand name. In addition to our extensive operations in Western Europe, we have sales subsidiaries in Russia, Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco, and Turkey, with representative offices in Ukraine, Kazakhstan, Slovenia, and Serbia and Montenegro. Whirlpool markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South

Africa. Whirlpool’s European operations also sell products carrying the Whirlpool, Bauknecht, and Ignis brand names to distributors and dealers in Africa and the Middle East. Whirlpool has manufacturing facilities in France, Germany, Italy, Poland, Slovakia, South Africa, and Sweden.

In Latin America, we market and distribute our major home appliances under the Whirlpool, Maytag, KitchenAid, Brastemp, Consul, and Eslabon de Lujo brand names. We manage appliance sales and distribution in Brazil, Argentina, Chile, and Peru through our Brazilian subsidiary, and in Bolivia, Paraguay, and Uruguay through our distributors. We manage appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, Guatemala, and Ecuador through Whirlpool’s North America southern region and through distributors. In Latin America, Whirlpool has manufacturing facilities in Brazil.

In Asia, Whirlpool has organized the marketing and distribution of its major home appliances into five operating groups: (1) China, which includes mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, and Nepal; (4) Oceania, which includes Australia, New Zealand, and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, and Japan. We market and sell our products in Asia under the Whirlpool, Maytag, KitchenAid, Bauknecht, and Ignis brand names by a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores. In Asia, Whirlpool has manufacturing facilities in China and India.

Competition

Competition in the home appliance industry is intense. In addition to traditional competitors such as Electrolux, GE, and Kenmore, there are new and expanding foreign competitors such as LG, Bosch Siemens, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services, and prices. In most major markets throughout the world, 2006 was a challenging year for the industry with continued rising costs in the areas of metals, oil-based materials, such as resins, and transportation. Competition in our markets is based upon a wide variety of factors, including cost, selling price, distribution, performance, innovation, product features, quality, and other financial incentives. These financial incentives include cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms. We believe that we can best compete in the current environment by increasing productivity, improving quality, lowering costs, focusing on research and development including introducing new products through innovation, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, and taking other efficiency-enhancing measures.

Other Information

Whirlpool is generally not dependent upon any one source for raw materials or purchased components essential to its business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier was abruptly terminated. There has been continued significant cost pressure in some areas, such as metals and oil-based materials, and significant demand for certain components. We believe such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

The patents we presently own are considered, in the aggregate, to be valuable. Also, Whirlpool is the owner of a number of trademarks in the U.S. and foreign countries. The most important trademarks that we own in North America are Whirlpool, Maytag, KitchenAid, Estate, Roper, Admiral, Amana, Jenn-Air, Magic Chef, and Acros. The most important trademarks that we own in Europe are Whirlpool, Bauknecht, and Ignis. In Latin America, the most important trademarks that we own are Whirlpool, Brastemp, and Consul. The most important trademark that we own in Asia is Whirlpool. Whirlpool also receives royalties from licensing its trademarks to third parties to sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, Jenn-Air, Admiral, and Magic Chef brand names.

Expenditures for Whirlpool-sponsored research and development relating to new products and the improvement of existing products were approximately $428 million in 2006, $339 million in 2005, and $315 million in 2004.

Whirlpool’s manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. Our policy is to comply with all such laws and regulations. Where laws and regulations are less restrictive, we have established and are following our own standards consistent with our commitment to environmental responsibility.

We believe that we are in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide amounted to approximately $33 million in 2006, $28 million in 2005, and $28 million in 2004. We estimate that in 2007, environmental capital expenditures and expenses for manufacturing operations will be approximately $27 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2007.

The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter governmental energy and environmental standards. These standards will be phased in over the next several years and include the general phase-out of ozone depleting chemicals used in refrigeration, energy standards rulemakings for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions, and mandated recycling of our products at the end of their useful lives. Compliance with these various standards, as they become effective, will require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we should be able to develop, manufacture, and market products that comply with these regulations.

Additionally, on February 13, 2003, the Waste Electrical and Electronic Equipment Directive (“WEEE”) became law in the European Union. Among other provisions, WEEE stipulates that “producers” be responsible for the cost of collection, disposal, and recycling of waste for many electrical and electronic products as of August 13, 2005. The directive required all European Union member states to introduce it into national law by no later than August 2004. In states that have adopted legislation, we have complied with all requirements. The net impact of compliance with this directive did not have a material effect on our results of operations for the year ended December 31, 2006.

State and federal environmental protection agencies have notified us of our possible involvement in a number of “Superfund” sites in the United States. However, based upon our evaluation of the facts and circumstances relating to these sites along with the evaluation of our technical consultants, we do not presently anticipate any material adverse effect upon our earnings, financial condition, or competitive position arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters.

For information about the challenges and risks associated with our foreign operations, see “Risks Relating to our Business” under Item 1A below.

For certain other financial information concerning our business segments and foreign and domestic operations, see Notes 1 and 17 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on our global restructuring plans, see Note 13 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on product recalls, see Note 14 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

Maytag Acquisition

On March 31, 2006, we completed our acquisition of Maytag. Maytag had consolidated net sales for the year ended December 31, 2005, of approximately $4.9 billion. With the acquisition, Whirlpool adds an array of home appliance brands including Maytag, Jenn-Air, Admiral, Magic Chef, and Amana. We are realizing cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development, and asset utilization.

The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Whirlpool common stock. The purchase price also included the exchange of fully-vested Whirlpool options for fully-vested Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Whirlpool common stock and the settlement of Maytag restricted stock and performance units for cash. The combined value of the above share-based consideration was approximately $920 million. The value of the approximately 9.7 million shares of Whirlpool common stock was determined using the average market price of the Whirlpool common shares for the two days prior to, through the two days after, March 29, 2006, the date the reference period for the exchange ratio was established. In addition, we assumed Maytag’s existing debt of approximately $973 million. We incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above. Initially, we borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and, in June 2006, refinanced a portion of this commercial paper through the issuance of long-term bonds.

On May 23, 2006, we announced our intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave ovens, and Jade commercial and residential products businesses.

On September 6, 2006, we completed the sale of the Amana commercial microwave oven business to Aga Foodservice Inc. for approximately $49 million. As part of the sale, we retained certain liabilities, including liabilities associated with pension plans for both active and retired employees accrued to the date of the sale.

On October 23, 2006, we completed the sale of the Dixie-Narco vending systems business to Crane Co. for approximately $46 million. As part of the sale of Dixie-Narco, we retained certain liabilities, including environmental liabilities and liabilities associated with pension plans for both active and retired employees accrued to the date of the sale.

On December 6, 2006, we entered into a definitive agreement to sell the Hoover floor-care business to Techtronic Industries Co. Ltd. (TTI) for approximately $107 million. The sale closed on January 31, 2007. As part of the sale, we retained certain liabilities, including liabilities associated with pension plans for pension benefits for both active and retired employees accrued to the date of the sale and postretirement medical benefits for currently retired Hoover employees.

On February 17, 2007, we entered into a definitive agreement to sell the Jade commercial and residential products businesses to Middleby Corporation. The sale is expected to be completed in the second quarter of 2007.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers on December 31, 2006, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	49

David L. Swift	Director and President, Whirlpool North America	2001	48

Michael A. Todman	Director and President, Whirlpool International	2001	49

Marc R. Bitzer	Executive Vice President and President, Whirlpool Europe	2006	41

Mark K. Hu	Executive Vice President and President, Whirlpool Asia	2005	53

Paulo F. M. Periquito	Executive Vice President and President, Whirlpool Latin America	1997	60

Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	46

Michael D. Thieneman	Executive Vice President and Chief Technology Officer	1997	58

W. Timothy Yaggi	Executive Vice President, Market Operations, North America	2006	46

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2007 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for (a) Mr. Templin, who, prior to joining Whirlpool in July 2003, for the previous 12 years held various financial and executive positions with Kimball International, Inc. (office furniture), the most recent being Vice President, Finance and Chief Accounting Officer, and (b) Mr. Hu, who, prior to joining Whirlpool in January 2004, for the previous seven years held various executive or administrative positions with Philips Electronics N.V., the most recent being Senior Vice President and General Manager, Philips Lighting East Asia.

Available Information

Financial results and investor information (including Whirlpool’s Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool’s website: www.whirlpoolcorp.com—click on the “Investors” tab and then click on “SEC Filings.” Copies of Whirlpool’s Form 10-K, 10-Q, and 8-K reports, as well as amendments to them, are available free of charge through Whirlpool’s website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.    Risk Factors.

This report contains statements referring to Whirlpool that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition, liquidity, and the impact of the acquisition of Maytag. Words that identify forward-looking statements include words such as “may,” “will,” “should,” “plan,” “predict,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, a merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

Risks Relating to Our Business

We face intense competition in the home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our business segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as LG, Samsung, and Bosch Siemens, are large, well-established companies that rank among the Global Fortune 150 and have demonstrated a commitment to success in the global market. Competition in the global market is based on a number of factors including performance, innovation, product features, quality, cost, selling price, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms. In the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.

The loss of or decline in sales to any of our key trade customers, which include Sears, Lowe’s, Home Depot, and Best Buy, could adversely affect our financial performance. We sell to a sophisticated customer base of powerful trade customers that have significant leverage as buyers over their suppliers. Most of our products are sold through purchase orders and not through long-term contracts, which facilitates the trade customers’ ability to change volume among suppliers to obtain competitive terms. As the trade customers continue to consolidate and become larger, our trade customers may seek to use their position to improve their profitability by various means, including, improved efficiency, lower pricing, and increased promotional programs. If we are unable to respond and meet their requirements, our profitability or volume growth could be negatively affected. We have been a principal supplier of home appliances to Sears for many years. In 2006, approximately 14% of our consolidated net sales of $18 billion were attributable to sales to Sears. Although no other customers accounted for greater than 10% of consolidated net sales in 2006, other customers may account for more than 10% of our consolidated net sales in future periods. The loss of, or decline in volume of, sales to Sears, Lowe’s, Home Depot, Best Buy or any other trade customers to which we sell a significant amount of products could adversely affect our financial performance. Additionally, if these trade customers lose market share this loss could negatively impact our financial performance.

Whirlpool may be unable to successfully integrate the business of Maytag in a timely manner which may affect our ability to realize the full anticipated benefits of the merger. The recent acquisition of Maytag involves the integration of two companies that have previously operated independently. As with every merger, there are potential difficulties of combining the companies’ businesses. These difficulties may include the integration of Maytag’s sales and marketing, distribution, manufacturing, engineering, finance, and administrative operations, both domestic and international, with and into our operations. Our process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on our business, results of operations, financial condition, or prospects after the merger.

We expect to generate pre-tax annualized cost savings of between $350-400 million, the majority of which is expected to be realized in 2007 with the remainder expected to be realized in 2008. We expect cost efficiencies from all areas of the value chain, including product engineering, manufacturing and marketing, infrastructure and support areas, global procurement, and logistics. We expect to incur approximately $410 million in pre-tax, one-time costs to realize the annualized savings estimates. Approximately $150 million of these costs are expected to impact earnings between 2006 through 2008, with the remainder included as part of purchase accounting. Achieving these benefits will depend upon how and when our business is integrated with Maytag and whether we incur any additional costs in connection with the integration. If the anticipated benefits are not realized fully, or not realized in a timely manner, or if there are significant additional costs, these occurrences could adversely affect our financial results.

Changes in economic conditions could adversely affect our business. A number of economic factors, including, but not limited to, gross domestic product, consumer interest rates, consumer confidence, retail trends, housing starts, sales of existing homes, and the level of mortgage refinancing, generally affect demand for our products. A decline in economic activity in the United States and any other markets in which we operate could adversely affect our financial condition and results of operation.

An inability to effectively execute and manage our business objectives could adversely affect our financial performance. The highly competitive nature of our industry requires that we effectively execute and manage our business including our global operating platform initiative. This initiative aims to reduce costs, drive productivity and quality improvements, and accelerate our rate of innovation. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales. If we failed in this way, it could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating changes in customer preferences and on successful new product and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets.

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our profits. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals, such as aluminum, copper, and zinc. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Prices for materials are expected to increase by approximately $400 million in 2007, largely driven by increases in base metals, such as copper, aluminum, zinc and nickel, as well as component parts and steel. Continued significant increases in these and other costs in the future could materially affect our profits.

The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, including our ability to manufacture without disruption, could affect our global business performance. We use a wide range of materials and components in the global production of our products and use numerous suppliers to provide materials and components. We generally do not have guaranteed supply arrangements with our suppliers and some key parts may be available only from a single supplier or a limited group of suppliers. Our operations and operations at suppliers’ facilities are subject to disruption for a variety of reasons, including, but not limited to, work stoppages, fire, earthquake, flooding, or other natural disasters. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our revenue and earnings performance.

Significant differences between actual results and estimates of the amount of future funding for our pension plans and postretirement health care benefit programs, and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results. We have both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of our North American employees and certain foreign employees. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA) governs the funding obligations for our U.S. pension plans, which are our principal pension plans.

As of December 31, 2006, our projected benefit obligations under our pension plans and postretirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $2.19 billion ($850 million of which was attributable to pension plans and $1.34 billion of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health care benefit plans are based on various assumptions. These assumptions include the discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future expense.

Environmental and health and safety laws and regulations may adversely affect Whirlpool. We are subject to various laws and regulations relating to the protection of the environment and human health and safety. We incur and will continue to incur capital and other expenditures to comply with these regulations. Complying with recently passed and enacted regulations in Europe, such as the WEEE and ROHS (Restriction of Hazardous Substances) directives, may increase our costs and adversely affect our ability to sell certain products in Europe. These types of costs could negatively affect our financial performance. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply with environmental regulations. Cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect us.

Product liability claims may adversely affect us. We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may need to recall or redesign such products. There can be no guarantee that our insurance coverage against certain product liability claims will continue to be available on acceptable terms or that such coverage will be adequate for liabilities we incur. We also face certain class action litigation regarding allegedly defective products that insurance does not cover. A successful claim in excess of, or outside of, our available insurance coverage may have a material adverse effect on our financial performance. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations.

A deterioration in labor relations could negatively impact our global business. As of December 31, 2006, we had approximately 73,000 employees. Of those employees, various labor unions with separate collective bargaining agreements represent approximately 60%. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We cannot be assured that at some point we will not be subject to employee work stoppages and, if such events were to occur, that there would not be a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew the various collective bargaining agreements on the same or similar terms, or at all, which could also affect our business, financial condition, or results of operation.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brands. We consider our intellectual property rights, including patents, trademarks, trade secrets, and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.

We have applied for patent protection in the United States and other jurisdictions with respect to certain innovations and new products, product features, and processes. We cannot be assured that the U.S. Patent and Trademark Office or any other jurisdiction will approve any of our patent applications. Additionally, the patents we own could be challenged, invalidated, or others could design around our patents and the patents may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, the laws of certain foreign countries in which we do business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as United States law. As a result, these factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance.

Moreover, while we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of others’ intellectual property rights that may cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practices have occurred and may occur in the future. In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Based on our evaluation, as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Foreign currency fluctuations may affect our financial performance. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. Changes in the functional currencies of those operations affect the value of our revenue and earnings from our foreign operations. We use currency forwards and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

If we cannot manage the additional challenges of our international operations, our financial performance may suffer. For the year ended December 31, 2006, we derived approximately 34% of our net sales from outside of North America, including 19% in Europe, 13% in Latin America, and 2% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

•	Changes in foreign country regulatory requirements;

•	Various import/export restrictions and the availability of required import/export licenses;

•	Imposition of foreign tariffs and other trade barriers;

•	Political, legal, and economic instability;

•	Foreign currency exchange rate fluctuations;

•	Inflation;

•	Work stoppages and disruptions in the shipping of imported and exported products;

•	Government price controls;

•	Extended payment terms and the ability to collect accounts receivable; and

•	The ability to repatriate cash.

Additionally, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

Terrorist attacks, armed conflicts, natural disasters, and epidemics could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers, both in the United States and elsewhere.

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2006, our principal manufacturing operations were carried on at 50 locations worldwide, 32 of which are located in 11 countries outside the United States, primarily in the European region, and to a lesser extent in Asia, Latin America, and Mexico. Whirlpool occupied a total of approximately 78.7 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 41.2 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3.    Legal Proceedings.

Information with respect to legal proceedings can be found under the heading “Contingencies” in Note 9 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 22, 2007, the number of holders of record of Whirlpool common stock was approximately 15,201.

High, low, and closing sales prices (as reported on the New York Stock Exchange composite tape) for Whirlpool’s common stock for each quarter during the years 2006 and 2005 are set forth below:

Market Price	High	Low	Close
4Q2006	$90.68	$80.80	$83.02
3Q2006	$89.64	$74.07	$84.11
2Q2006	$94.12	$78.12	$82.65
1Q2006	$96.00	$79.75	$91.47

4Q 2005	$86.52	$67.89	$83.76
3Q 2005	$85.70	$69.01	$75.77
2Q 2005	$74.05	$60.78	$70.11
1Q 2005	$71.25	$61.53	$67.73

Cash dividends declared on Whirlpool common stock for each quarter during the years 2006 and 2005 are set forth in Note 18 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

There were no repurchases of Whirlpool stock by Whirlpool or any affiliated purchaser in the fourth quarter of 2006.

ITEM 6.    Selected Financial Data.

The selected financial data for the five years ended December 31, 2006 with respect to the following line items are shown under the “Eleven Year Consolidated Statistical Review” contained in the Financial Supplement to this report: Total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

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

ITEM 8.    Financial Statements and Supplementary Data.

Whirlpool’s Consolidated Financial Statements are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended

December 31, 2006 and 2005 is set forth in Note 18 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

Disclosure controls and procedures. Whirlpool maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Whirlpool’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Management’s report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, Whirlpool included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. Whirlpool’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Whirlpool’s Consolidated Financial Statements contained in the Financial Supplement to this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

Changes in internal control over financial reporting. On March 31, 2006, we completed our acquisition of Maytag, at which time Maytag became a subsidiary of Whirlpool. We are in the process of integrating Maytag operations and consider Maytag material to the Consolidated Condensed Financial Statements and believe that the internal controls and procedures have a material effect on our internal control over financial reporting. Whirlpool has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Maytag.

There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not previously reported.

PART III

ITEM 10.    Directors, and Executive Officers and Corporate Governance.

Information regarding our executive officers is included in Item 1 of Part I of this report.

Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance can be found under the captions “Directors and Nominees for Election as Directors,” “Board of Directors and Corporate Governance—Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which is incorporated herein by reference.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 24, 2006, which is the date of our last proxy statement.

We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer (controller). The text of our code of ethics is posted on our website: www.whirlpoolcorp.com—click on the “Governance” tab and then click on “Code of Ethics.” Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Larry M. Venturelli

Investor Relations

Whirlpool Corporation

2000 North M-63

Mail Drop 2800

Benton Harbor, MI 49022-2692

Telephone: (269) 923-4678

Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: www.whirlpoolcorp.com—click on the “Governance” tab, then click on “Board of Directors” and then click on “Committee Charters.” Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11.    Executive Compensation.

Information with respect to compensation of our executive officers and directors can be found under the captions “Nonemployee Director Compensation,” “Compensation Discussion and Analysis,” “Human Resources Committee Interlocks and Insider Participation,” and “Executive Compensation Tables” in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Human Resources Committee Report” in the Proxy Statement, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Whirlpool stock and by each Whirlpool director, each Whirlpool named executive officer, and all directors and executive officers as a group, can be found under the captions “Security Ownership” and “Beneficial Ownership” in the Proxy Statement, which is incorporated herein by reference.

Information relating to securities authorized under equity compensation plans can be found under the caption “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions can be found under the caption “Related Person Transactions” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services.

Information relating to our auditors and the Audit Committee’s pre-approval policies can be found under the caption “Matters Relating to Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference. The “Audit Committee Report” is not incorporated herein by reference.

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

WHIRLPOOL CORPORATION (Registrant)

By:	/S/ ROY W. TEMPLIN	February 28, 2007
Roy W. Templin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
JEFF M. FETTIG* Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DAVID L. SWIFT* David L. Swift	Director and President, Whirlpool North America

MICHAEL A. TODMAN* Michael A. Todman	Director and President, Whirlpool International

/S/ ROY W. TEMPLIN Roy W. Templin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

LARRY M. VENTURELLI* Larry M. Venturelli	Vice President and Controller (Principal Accounting Officer)

HERMAN CAIN* Herman Cain	Director

GARY T. DICAMILLO* Gary T. DiCamillo	Director

ALLAN D. GILMOUR* Allan D. Gilmour	Director

KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director

MICHAEL F. JOHNSTON* Michael F. Johnston	Director

Signature		Title
WILLIAM T. KERR* William T. Kerr		Director

ARNOLD G. LANGBO* Arnold G. Langbo		Director

MILES L. MARSH* Miles L. Marsh		Director
PAUL G. STERN* Paul G. Stern		Director

JANICE D. STONEY* Janice D. Stoney		Director

MICHAEL D. WHITE* Michael D. White		Director

*By:	/S/ DANIEL F. HOPP Daniel F. Hopp	Attorney-in-Fact	February 28, 2007

WHIRLPOOL CORPORATION

Financial Supplement

to 2006 Annual Report on Form 10-K and

to 2007 Proxy Statement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with 2006 revenues of $18.1 billion and net earnings of $433 million. Whirlpool’s four reportable segments are based on geography and consist of North America (66% of revenue), Europe (19% of revenue), Latin America (13% of revenue), and Asia (2% of revenue). Whirlpool is a leading producer of major home appliances in North America and Latin America and has a significant presence in markets throughout Europe, India and China. Whirlpool has received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

Whirlpool’s growth strategy over the past several years has been to introduce innovative new products, increase customer loyalty for our brands, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions.

On March 31, 2006, we completed the acquisition of Maytag Corporation (“Maytag”). The acquisition represents a major strategic event in Whirlpool’s history and is expected to result in significant efficiencies as well as future growth opportunities. During 2006, Whirlpool began integrating the manufacturing, administrative, supply chain and technology operations of Maytag. The results of Maytag’s operations have been included in the Consolidated Financial Statements beginning April 1, 2006. Further discussion of this transaction can be found under “Maytag Acquisition” and in Note 3 to the Consolidated Financial Statements.

The costs of key raw materials such as steel, plastic, copper, aluminum, zinc and nickel, as well as their impact on component parts have been, and are expected to remain, at elevated levels. We have been addressing the higher cost environment with productivity improvements and new product innovations, as well as cost-based price adjustments.

Competition in the home appliance industry is intense worldwide. In the U.S., in addition to traditional competitors such as Electrolux, GE, and Kenmore, there are new and expanding foreign competitors such as LG, Bosch Siemens, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Whirlpool’s acquisition of Maytag is benefiting trade customers and consumers by generating significant cost savings that enable us to invest in innovation, offer competitive prices across a wide array of products, and increase product quality and service. Competition in the global market is based on a number of factors including performance, innovation, product features, quality, cost, selling price, distribution and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates and terms. In the past, our competitors, especially global competitors with low-cost sources of supply outside the U.S., have aggressively priced their products and/or introduced new products in order to increase market share.

Whirlpool monitors country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, retail trends, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. In addition to profitability, management also focuses on country, brand, product and channel sales, when assessing and forecasting financial results. Whirlpool intends to utilize its global manufacturing, procurement and technology footprint to enhance our position in the global appliance industry.

Management’s Discussion and Analysis discusses, among other things, the results of operations, cash flows, financial condition and liquidity, contractual obligations and forward-looking cash requirements, critical accounting policies and estimates, new accounting pronouncements, market risk, and the nature of and risk associated with forward-looking statements contained herein. In addition, Whirlpool has included comments regarding regional business unit performance, where appropriate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

RESULTS OF OPERATIONS

The Consolidated Statements of Operations present Whirlpool’s operating results for the last three years. This section of Management’s Discussion and Analysis highlights the main factors affecting changes in Whirlpool’s financial condition and results of operations and should be read along with the Consolidated Financial Statements.

Earnings from continuing operations exclude the Hoover floor-care, Dixie-Narco vending systems and Jade commercial and residential businesses. On May 23, 2006, Whirlpool announced its intention to sell these businesses and subsequently reported their results as discontinued operations.

During the third quarter, we completed the sale of the Amana commercial microwave business and during the fourth quarter sold the Dixie-Narco vending systems business. On December 6, 2006, Whirlpool signed a definitive agreement to sell the Hoover floor-care business and subsequently consummated the transaction on January 31, 2007. In addition, on February 17, 2007, we entered into a definitive agreement to sell the Jade commercial and residential products businesses. (See Note 19—Subsequent Events.)

Under the terms and conditions of the Amana commercial microwave sale, Whirlpool maintains continuing involvement for a period of time as an original equipment manufacturing (“OEM”) supplier. Due to this continuing involvement, Whirlpool was required to reclassify the Amana commercial microwave results to continuing operations from discontinued operations, where it was originally classified in the second quarter of 2006. This reclassification did not have a material impact on reported earnings from continuing operations or net earnings.

NET SALES

The total number of units, which includes major and small appliances, sold in 2006 increased 16.5% over 2005, or 4.9% excluding the impact of the Maytag acquisition. Consolidated net sales increased 26.3% over 2005. Excluding currency fluctuations and the acquisition of Maytag, net sales increased approximately 5%. Total number of units sold in 2005 increased 1.3% over 2004. Consolidated 2005 net sales increased 8.3% over 2004. Excluding currency fluctuations, net sales increased approximately 6%. The tables below present units sold and net sales by region.

In thousands	2006	Change	2005	Change	2004
Units Sold
North America	33,525	21.6%	27,572	0.8%	27,353
Europe	12,956	4.9	12,351	2.1	12,100
Latin America	6,096	22.4	4,979	1.5	4,904
Asia	2,346	6.1	2,212	3.1	2,145
Other/Eliminations	(42)	—	(18)	—	(17)

Consolidated	54,881	16.5%	47,096	1.3%	46,485

Millions of dollars	2006	Change	2005	Change	2004
Net Sales
North America	$11,953	34.1%	$8,913	8.0%	$8,254
Europe	3,383	7.1	3,160	3.2	3,062
Latin America	2,430	23.9	1,962	17.2	1,674
Asia	457	8.3	422	10.5	382
Other/Eliminations	(143)	—	(140)	—	(152)

Consolidated	$18,080	26.3%	$14,317	8.3%	$13,220

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Significant regional trends were as follows:

•

In 2006, North America unit volumes increased 21.6% and sales increased 34.1% compared to 2005, reaching record levels. Excluding the impact of the Maytag acquisition, unit volumes increased approximately 2% and net sales increased approximately 4%. Currency did not have a material impact on results. Organic volume and sales growth were driven by continued consumer demand for our new product innovations and improved Whirlpool and KitchenAid brand performance. In 2005, North America unit volumes increased 0.8% as compared to 2004, due to higher sales growth in Whirlpool and KitchenAid branded products combined with strong Canadian performance. Net sales increased 8% during 2005, or approximately 7% excluding currency fluctuations, to $8.9 billion. The higher net sales were driven by the combination of cost-based price adjustments and volume increases in the Whirlpool and KitchenAid brands during 2005.

•

In 2006, Europe unit volumes increased 4.9%, as compared to 2005, outpacing industry growth. Europe’s net sales increased $223 million, to a record $3.4 billion, or approximately 6% excluding currency fluctuations. Europe’s strong results were driven by gains in market share, new product introductions and improved mix of product, primarily attributable to the Whirlpool brand and expansion of our built-in appliance business. During 2005, Europe unit volumes increased 2.1%, outpacing industry growth. Solid demand for Whirlpool branded products and continued strong performance within our built-in appliance business drove the increase. Currency did not have a material impact on sales during the year.

•

In 2006, Latin America unit volumes increased 22.4% versus 2005, due mainly to continued strength in the Brazilian economy and appliance market and market share gains. Net sales increased $468 million as compared to 2005, or approximately 16%, excluding currency fluctuations, due to higher volume and new product introductions. In 2005, Latin America unit volumes increased 1.5% versus 2004, due mainly to increases in the Brazilian appliance market. Net sales increased 17.2% as compared to 2004, or approximately 6% excluding currency fluctuations, to $2.0 billion, due primarily to increased unit volumes and cost-based price adjustments on compressors and appliances.

•

In 2006, Asia unit volumes increased 6.1% versus 2005 with a corresponding increase in net sales of 8.3%, driven by strong demand, particularly in India, along with improved pricing and favorable product mix. Excluding currency fluctuations, net sales increased approximately 10%. In 2005, Asia unit volumes increased 3.1% as compared to 2004, driven mainly by industry growth and new product introductions. Net sales improved 10.5%, or approximately 8% excluding currency fluctuations, due largely to an improved product mix and cost-based price adjustments implemented in 2005.

GROSS MARGIN

The consolidated gross margin percentage in 2006 decreased 60 basis points versus 2005. Consolidated results in 2006 were significantly impacted by higher material and oil-related cost increases and the unfavorable mix impact of Maytag. These higher costs and acquisition integration costs were partly offset by increased productivity, regional tax incentives, and acquisition efficiencies.

The consolidated gross margin percentage in 2005 decreased 90 basis points versus 2004. Consolidated results in 2005 were significantly impacted by higher material and oil-related cost increases which were somewhat mitigated by the combination of cost-based price adjustments and productivity improvements. Consolidated gross margin also benefited from regional tax incentives and was negatively impacted by higher incentive compensation.

Freight and warehousing costs previously included in selling, general and administrative expenses in the statement of operations were reclassified to cost of sales, effective January 1, 2006. Approximately $854 million and $723 million were reclassified in 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

The table which follows outlines the gross margin percentages by region.

	2006	Change		2005	Change		2004
Gross Margin
North America	13.4%	(1.9	)pts	15.3%	(1.2	)pts	16.5%
Europe	15.9	0.5		15.4	(2.1)		17.5
Latin America	19.1	3.1		16.0	2.9		13.1
Asia	15.3	3.9		11.4	0.2		11.2

Consolidated(1)	14.7%	(0.6	)pts	15.3%	(0.9	)pts	16.2%

(1)	Restructuring-related charges included in Consolidated, excluded from regions.

Significant regional trends were as follows:

•

The 2006 North America gross margin decreased 190 basis points compared to 2005, due primarily to higher material costs, lower industry demand, unfavorable Maytag product mix, acquisition integration and purchase accounting costs and higher merchandising costs. Margin declines were partially offset by productivity improvements and acquisition efficiencies. The 2005 North America gross margin decreased 120 basis points as compared to 2004, largely due to higher material and oil-related costs. Results in 2005 also reflect the impact of cost-based price adjustments, productivity improvements and higher incentive compensation.

•

In 2006, Europe gross margin improved by 50 basis points versus 2005 as productivity improvements more than offset lower comparable model pricing and higher material and oil-related costs. European operations continue to realize savings from ongoing restructuring efforts. The 2005 Europe gross margin decreased 210 basis points as compared to 2004, largely driven by higher material and oil-related costs, partially offset by increased productivity, an improved product mix and, to a lesser extent, a gain on the sale of assets.

•

In 2006, Latin America gross margin increased 310 basis points versus 2005, due primarily to significantly improved volumes, productivity improvements, cost control initiatives and regional tax incentives which combined to more than offset higher material and oil-related costs and unfavorable currency exchange rates. The 2005 Latin America gross margin increased 290 basis points as compared to 2004, as the combination of cost-based price adjustments, increased productivity and regional tax incentives more than offset higher material and oil-related costs, unfavorable currency and increased incentive compensation.

•

The 2006 Asia gross margin increased 390 basis points as compared to 2005, due to productivity improvements, improved product mix, and cost-based price adjustments partially offset by higher material and oil-related costs. The 2005 Asia gross margin increased 20 basis points as compared to 2004, due to improved product mix, productivity improvements and cost-based price adjustments partially offset by higher material and oil-related costs.

SELLING, GENERAL AND ADMINISTRATIVE

In 2006, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased 30 basis points as compared to 2005. The benefit from higher sales and acquisition efficiencies were more than offset by increased brand investment, acquisition and integration costs, increased expense to support our strategy and higher compensation expense, including the expensing of stock options under SFAS No. 123 (R) (See Note 12 to the Consolidated Financial Statements). In 2005, consolidated selling, general and administrative expenses declined 90 basis points as a percentage of consolidated net sales as compared to 2004, as administrative cost reductions and scale efficiencies across all regions offset higher incentive compensation in North America and Latin America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Freight and warehousing costs previously included in selling, general and administrative expenses in the statement of operations were reclassified to cost of sales, effective January 1, 2006. Approximately $854 million and $723 million were reclassified in 2005 and 2004, respectively.

The table below outlines the selling, general and administrative expenses as a percentage of sales by region.

Millions of dollars	2006	As a % of Sales	2005	As a % of Sales	2004	As a % of Sales
Selling, General & Administrative
North America	$823	6.9%	$554	6.2%	$585	7.1%
Europe	335	9.9	321	10.2	370	12.1
Latin America	246	10.1	187	9.5	155	9.3
Asia	72	15.9	71	16.7	67	17.5
Other/Eliminations	276	—	210	—	187	—

Consolidated(1)	$1,752	9.7%	$1,343	9.4%	$1,364	10.3%

(1)	Restructuring-related charges included in Consolidated, excluded from regions.

RESTRUCTURING

Restructuring initiatives resulted in charges of $55 million, $57 million and $15 million in 2006, 2005, and 2004, respectively, reflecting Whirlpool’s ongoing efforts to optimize its global operating platform. These amounts have been identified as a separate component of operating profit. Whirlpool expects to expense between $75 to $100 million for restructuring during 2007. (See Note 13 to the Consolidated Financial Statements for a more detailed description of these charges and Whirlpool’s restructuring program.)

INTEREST AND SUNDRY INCOME (EXPENSE)

Interest and sundry income (expense) decreased by $63 million from $(65) million to $(2) million versus 2005. Current year results include a $31 million dollar gain on the sale of an equity investment, while prior year results included a $21 million charge to increase our legal reserves. The combination of these two items is the primary driver of the year-over-year decline in expense. Interest and sundry income (expense) for 2005 increased by $51 million from $(14) million to $(65) million compared to 2004. The primary drivers of this increase were an increase in legal reserves of approximately $21 million, higher foreign currency losses on foreign currency denominated transactions, and a $9 million gain on the sale of a partial interest in an equity investment during 2004.

INTEREST EXPENSE

Interest expense in 2006 increased $72 million as compared to 2005. The increase primarily reflects debt issued to acquire Maytag, as well as debt assumed from the acquisition. (See Note 8 to the Consolidated Financial Statements.) Interest expense in 2005 increased $2 million as compared to 2004. The increase was due primarily to higher interest rates and a shift in global borrowing positions.

INCOME TAXES

The effective income tax rate was 20.4% in 2006, 28.6% in 2005 and 33.9% in 2004. The rates were impacted by a combination of increased tax credits, global planning activities, global audit settlements and adjustments, as well as the dispersion of global income. (See the income tax rate reconciliation included in Note 15 to the Consolidated Financial Statements for a description of the significant items impacting the consolidated effective income tax rate.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

EQUITY IN EARNINGS (LOSS) OF AFFILIATED COMPANIES AND MINORITY INTERESTS

Changes in minority interests reflect higher earnings in Latin America and India in 2006 compared to 2005.

EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations in 2006 were $486 million, or $6.35 per diluted share, versus $422 million, or $6.19 per diluted share, and $406 million, or $5.90 per diluted share in 2005 and 2004, respectively. Earnings from continuing operations include the operating results of Maytag, including integration costs and efficiencies, and the effect of purchase accounting adjustments.

Millions of dollars, except per share data	2006	2005	2004
Earnings from continuing operations	$486	$422	$406
Diluted earnings from continuing operations per share	$6.35	$6.19	$5.90

DISCONTINUED OPERATIONS

Whirlpool classified the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential products businesses as discontinued operations during the second quarter of 2006. The decision to divest these businesses will allow us to focus on our core appliance business.

On September 6, 2006, Whirlpool sold the Amana commercial microwave business to Aga Foodservice Inc. for approximately $49 million. Due to Whirlpool’s continuing involvement with the Amana commercial microwave business as an OEM supplier, we reclassified the operating results related to the Amana commercial microwave business into continuing operations during the third quarter of 2006.

On October 23, 2006, Whirlpool completed the sale of the Dixie-Narco vending systems business to Crane Co. for approximately $46 million.

On December 6, 2006, Whirlpool entered into a definitive agreement to sell the Hoover floor-care business to Techtronic Industries, Co., Ltd (“TTI”) for approximately $107 million. The sale closed on January 31, 2007.

On February 17, 2007, Whirlpool entered into a definitive agreement to sell the Jade commercial and residential products businesses to Middleby Corporation. The sale is expected to be completed in the second quarter of 2007.

As part of the sale of each of the above discontinued operations, we retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, Whirlpool retained certain environmental liabilities.

Further information related to these sales can be found in Note 4—Discontinued Operations in the Consolidated Financial Statements.

NET EARNINGS

Net earnings were $433 million in 2006 versus $422 million and $406 million in 2005 and 2004, respectively. 2006 earnings were impacted by $53 million in losses from discontinued operations.

Millions of dollars, except per share data	2006	2005	2004
Net earnings	$433	$422	$406
Diluted net earnings per share	$5.67	$6.19	$5.90

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

FORWARD-LOOKING PERSPECTIVE

Global demand for appliances is expected to increase approximately 2% in 2007. Within North America we expect industry demand to decline 2-3% for the year, with the first half of the year declining approximately 5%. Industry appliance demand in Europe, Latin America and Asia are expected to grow 2-3%, 10-12% and 5-10% for the year, respectively. Functional currencies in countries where Whirlpool conducts business are expected to remain stable.

Prices for materials are expected to increase by approximately $400 million in 2007, largely driven by increases in base metals, such as copper, aluminum, zinc and nickel, as well as component parts and steel. Whirlpool expects to offset these higher costs with incremental efficiencies realized from the Maytag acquisition, productivity improvements, new product introductions, including the revitalization of Maytag branded products, cost-based price adjustments and improved product mix.

In 2006, Whirlpool launched the largest number of new products to market in its history. Whirlpool’s innovation product pipeline continues to grow, consumer and trade response to our new product offerings has been positive, and we continue to accelerate our strategy of delivering consumer-relevant innovation to markets worldwide.

CASH FLOWS

The Consolidated Statements of Cash Flows reflect the changes in cash and equivalents for the last three years by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities of Continuing Operations

Whirlpool’s main source of liquidity is cash generated from operating activities, consisting of net earnings adjusted for non-cash operating items, such as depreciation, and changes in operating assets and liabilities such as receivables, inventories and payables.

Whirlpool’s cash provided by operating activities in 2006 decreased $4 million compared to 2005. Cash provided by operating activities benefited from higher earnings, primarily within our European and Latin American business segments. Increased inventories, which include higher laundry inventory to support the plant closures and transition of the Maytag laundry product to Whirlpool facilities, consumed additional cash during the year but was largely offset by improvements in accounts receivable collections and increases in accounts payable. Cash flow was also negatively impacted by restructuring spending of $115 million, which largely related to payments for severance and exit costs resulting from the integration of Maytag. Cash flow was negatively impacted in 2006 by a voluntary pension contribution to our U.S. pension plans of $56 million, which was $41 million higher than the 2005 contributions to our U.S. pension plans.

Whirlpool’s cash provided by operating activities in 2005 increased $90 million over 2004. Cash provided by operating activities benefited from lower inventories, reduced pension contributions and higher accrued expenses for payroll, incentive compensation, restructuring and promotional spending. Results were partially offset by higher accounts receivable balances due mainly to higher sales and lower payables primarily a result of lower inventory levels. Cash flow was also negatively impacted by a decrease in net taxes payable of $105 million, due, in part, to a reduction in tax expense. In 2004, cash provided by operating activities benefited from lower pension contributions of approximately $62 million and lower restructuring spending of approximately $43 million. In 2004, cash flow was negatively impacted by higher working capital requirements of about $70 million, driven largely by material cost increases and higher inventory levels to support higher volumes and increased trans-regional shipments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Whirlpool’s free cash flow was $426 million versus $531 million for the years ended December 31, 2006 and 2005, respectively.

The table below reconciles cash provided by operating activities determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to free cash flow, a non-GAAP measure. Management believes that free cash flow provides both management and shareholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund our activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures but whose calculations may differ from Whirlpool’s calculations. As defined by Whirlpool, free cash flow is cash provided by operating activities after capital expenditures and proceeds from the sale of business/assets, excluding the sale of the Maytag adjacent businesses. The following is a reconciliation of cash provided by operating activities to free cash flow.

	Year ended December 31,
Millions of dollars	2006	2005
Cash Provided by Operating Activities	$880	$884
Capital expenditures	(576)	(494)
Proceeds from sale of businesses/assets	122	141

Free cash flow	$426	$531

Investing Activities of Continuing Operations

The principal recurring investing activities are property additions, which were $576 million, $494 million and $511 million in 2006, 2005 and 2004, respectively. These expenditures are primarily for equipment and tooling, driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. Expenditures were also made to support Whirlpool’s global operating platform footprint initiatives to lower-cost locations as well as replacement, regulatory and infrastructure changes. During 2006, Whirlpool also increased capital spending to support the integration of Maytag’s laundry production into our existing Whirlpool manufacturing facilities.

In each of 2006, 2005 and 2004, Whirlpool entered into separate sale-leaseback transactions whereby we sold and leased back certain of our owned properties. In 2006, proceeds related to the sale-leaseback of four properties, net of related fees, were approximately $43 million. Proceeds related to the sale-leaseback of four properties in 2005, net of related fees, were approximately $67 million. In 2004, proceeds related to sale-leasebacks of six properties, net of related fees, were approximately $66 million.

Cash proceeds from sale of businesses of $36 million during 2006 resulted from the sale of an equity investment and non-core business in Brazil. Cash proceeds from sale of businesses of $48 million in 2005 resulted from the sale of a non-core business in Latin America.

During 2006, Whirlpool repurchased $53 million of minority shares related to our operations in Latin America.

In 2006, Whirlpool also received cash proceeds, in total, of $110 million related to the sale of the Amana commercial microwave, Dixie-Narco vending systems and Hoover floor-care businesses. Proceeds related to the sale of the Hoover floor care business do not reflect the full proceeds to be received, as the sale was completed on January 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Cash disbursed in 2006 for the Maytag acquisition, net of cash acquired, amounted to $797 million. Cash paid in 2005 associated with the Maytag acquisition totaled $77 million, primarily consisting of $40 million to reimburse Maytag for its payment of a fee to terminate its prior merger agreement with Triton Acquisition Holding Co. and $37 million of professional fees incurred in connection with the proposed acquisition. These costs were capitalized and recognized in the other asset line within Whirlpool’s Consolidated Balance Sheet as of December 31, 2005.

Financing Activities of Continuing Operations

Total borrowings (repayments) of short-term and long-term debt, net of new borrowings, were $92 million, $(131) million and $(58) million in 2006, 2005 and 2004, respectively.

During 2006, Whirlpool used available cash and issued commercial paper to repay the Maytag 6.875% $200 million principal notes, the 7.875% public interest notes with a principal amount of $250 million and our Euro-denominated Eurobonds with a principal amount of 300 million.

On June 19, 2006, Whirlpool received proceeds of $750 million aggregate principal amount of senior notes to replace commercial paper borrowings used to initially finance the Maytag acquisition.

Dividends paid to stockholders totaled $130 million, $116 million and $116 million in 2006, 2005 and 2004, respectively.

Under its stock repurchase programs in 2005 and 2004, Whirlpool used $34 million and $251 million to purchase approximately 0.5 million and 3.7 million shares of common stock, respectively. No such purchases were made during 2006. (See Note 11 to the Consolidated Financial Statements for additional detail on Whirlpool’s stock repurchase program.)

Whirlpool received proceeds of $54 million in 2006, $102 million in 2005 and $64 million in 2004 related to the exercise of company stock options. (Whirlpool’s stock option program is discussed in Note 12 to the Consolidated Financial Statements.)

FINANCIAL CONDITION AND LIQUIDITY

Whirlpool’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, we avoid concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. Whirlpool finances its working capital fluctuations primarily through the commercial paper markets in the U.S., Europe and Canada, which are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. Whirlpool has access to long-term funding in the U.S., Europe and other public bond markets.

Whirlpool’s financial position is supported by strong cash provided by continuing operating activities and borrowing capacity under long-term committed credit facilities. At December 31, 2006 and 2005, our total assets were $13.9 and $8.3 billion, respectively. Stockholders’ equity increased from $1.7 billion at the end of 2005 to $3.3 billion at the end of 2006. The increase in equity is primarily attributed to the issuance of common shares to acquire Maytag and current year earnings. No shares were repurchased during 2006.

On December 31, 2006, the Maytag 6.875% $200 million principal notes matured and were repaid with available cash and issuance of commercial paper.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

During the third quarter of 2006, the 7.875% Public Interest Notes (PINES) due August 1, 2031 were redeemed. Whirlpool exercised its option to call 100% of the PINES, which had a principal amount of $250 million, at par, plus accrued interest. The redemption was financed through a combination of available cash and the issuance of commercial paper.

Whirlpool’s Eurobonds of EUR 300 million principal matured in July 2006 and were repaid with available cash and the issuance of commercial paper in the U.S.

On June 19, 2006, Whirlpool completed an offering of $750 million aggregate principal amount of senior notes consisting of (a) $200 million aggregate principal amount of floating rate notes due 2009 which bear interest at a floating rate equal to three-month USD London Interbank Offered Rate (“LIBOR”) plus 0.50% per annum; (b) $300 million aggregate principal amount of 6.125% senior notes due 2011; and (c) $250 million aggregate principal amount of 6.500% senior notes due 2016. Initially, Whirlpool borrowed amounts required to fund the cash portion of the Maytag purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

On December 2, 2005, Whirlpool entered into an Amended and Restated Long Term Five-Year Credit Agreement (the “Amended and Restated Credit Agreement”), which amends and restates the Amended and Restated Long Term Credit Agreement dated May 28, 2004. On December 2, 2005, the parties to the Amended and Restated Credit Agreement also entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement” and together with the Amended and Restated Credit Agreement, the “Credit Facilities”).

The Credit Facilities provide for a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility, and a $500 million 364-Day credit facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement became available on March 29, 2006. The $500 million 364-Day credit facility matured on November 30, 2006 and is no longer outstanding. Borrowings under the Amended and Restated Credit Agreement will be available to Whirlpool and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, are guaranteed by Whirlpool. Interest under the Amended and Restated Credit Agreement accrues at a variable annual rate based on the LIBOR plus a margin dependent on our credit rating at that time. The Amended and Restated Credit Agreement requires Whirlpool to meet certain financial tests and contain specific covenants. Undrawn stand-by letters of credit issued under the letter of credit subfacility of $17 million reduce the availability of these committed lines.

Whirlpool was in compliance with the financial covenants under these credit agreements for all periods presented.

On June 15, 2004, Whirlpool announced that the Board of Directors authorized a new share repurchase program of up to $500 million. Whirlpool did not repurchase any shares during 2006.

After completion of the Maytag acquisition, Whirlpool was removed from credit watch by rating agencies and our credit ratings were lowered to Baa2 by Moody’s and BBB by both Standard & Poor’s and Fitch. These actions of the rating agencies did not have a material impact on Whirlpool’s liquidity.

On September 9, 2005, Whirlpool entered into an agreement with Harbor Shores Community Redevelopment Inc. (“Harbor Shores”), a not-for-profit entity, whereby Whirlpool Corporation agreed to loan up to $12 million to Harbor Shores, secured by a mortgage on real estate owned by Harbor Shores. At December 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

2006, all funds had been loaned under this agreement. Membership interests in Harbor Shores are held by three U.S. not-for-profit entities, including Whirlpool Foundation. Certain current and former members of the Whirlpool Corporation management team are involved in the Harbor Shores project, including Whirlpool’s current CFO and its former CEO, both of whom are trustees and officers of Harbor Shores. None of these individuals receives any additional compensation from Whirlpool or the Whirlpool Foundation for their services to Harbor Shores. The purpose of the Harbor Shores project is to transform approximately 530 acres in Benton Harbor and St. Joseph, Michigan, into a residential and commercial community with a goal of enhancing the economic base in southwest Michigan. The project will also place a special emphasis on providing literacy and job training combined with employment options for low and moderate income residents.

OFF-BALANCE SHEET ARRANGEMENTS

Whirlpool has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from Whirlpool, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2006 and 2005, these amounts totaled $312 million and $236 million, respectively. The only recourse Whirlpool has related to these agreements would be legal or administrative collection efforts directed against the customer.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes Whirlpool’s expected cash outflows resulting from financial contracts and commitments.

	Payments due by period
Millions of dollars	Total	2007	2008 & 2009	2010 & 2011	Thereafter
Debt obligations(1)	$1,815	$17	$330	$673	$795
Operating lease obligations	460	134	167	80	79
Purchase obligations(2)	1,020	262	469	289	—
Long-term liabilities(3)	195	195	—	—	—

Total	$3,490	$608	$966	$1,042	$874

(1)	The amounts in debt obligations do not include an estimate of future interest payments.

(2)	The amounts in purchase obligations include Whirlpool’s “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	The amounts in long-term liabilities include Whirlpool’s expected 2007 voluntary U.S. pension and foreign pension fund contributions. Required contributions for future years depend on certain factors that cannot be determined at this time.

The goal of Whirlpool’s global operating platform is to enhance our competitive position in the global home appliance industry by reducing costs, driving productivity and quality improvements, and accelerating our rate of innovation. Whirlpool plans to continue its comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to better support our global products, brands and customers. Whirlpool intends to make additional investments to improve our competitiveness in fiscal 2007. Capital spending is expected to approximate $625 million in 2007 in support of Whirlpool’s investment in innovative product technologies and its global operating platform initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

During 2004, Whirlpool’s Board of Directors increased the quarterly dividend from 34 cents per share to 43 cents per share.

Whirlpool believes that its capital resources and liquidity position at December 31, 2006, coupled with its planned cash flow generated from operations in 2007, are adequate to support higher capital spending, higher pension contributions, acquisition integration costs, continued dividend payments, repayment of debt and to meet anticipated business needs to fund future growth opportunities, Currently, Whirlpool has access to capital markets in the U.S. and internationally.

MAYTAG ACQUISITION

On March 31, 2006, Whirlpool completed its acquisition of Maytag. Maytag reported consolidated net sales for the year ended December 31, 2005 of approximately $4.9 billion. With the acquisition, we add an array of home appliance brands including Maytag, Jenn-Air and Amana. The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Whirlpool common stock. The purchase price also included the exchange of fully-vested Whirlpool options for fully-vested Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Whirlpool common stock and the settlement of Maytag restricted stock and performance units for cash. The combined value of the above share-based consideration was approximately $920 million. The value of the approximately 9.7 million shares of Whirlpool common stock was determined using the average market price of Whirlpool’s common shares for the two days prior to, through the two days after, March 29, 2006, the date the reference period for the exchange ratio was established.

In addition, Whirlpool assumed Maytag’s existing debt of approximately $973 million. Whirlpool incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above. Initially, Whirlpool borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June 2006, refinanced a portion of this commercial paper through the issuance of long-term bonds. (For additional information on the Maytag acquisition, see Note 3 to the Consolidated Condensed Financial Statements.)

Cost efficiencies are being realized from all areas of the value chain, including product manufacturing, procurement, logistics, infrastructure and support areas. Whirlpool expects to achieve efficiencies of $350 to $400 million during 2007, compared to $107 million in 2006, and anticipates annualized savings in excess of $400 million to be fully realized in 2008. Whirlpool expects to incur approximately $410 million in additional pre-tax, one-time cash costs between 2006 through 2008 to realize the annualized savings estimates. Approximately $150 million of these costs are expected to impact earnings between 2006 through 2008, with the remainder included as part of purchase accounting.

OTHER MATTERS

Whirlpool regularly engages in investigations of potential quality and safety issues as part of its ongoing effort to deliver quality products to its customers. Whirlpool is currently investigating a limited number of potential quality and potential safety issues. As necessary, Whirlpool undertakes to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. Whirlpool currently believes that no such repair or replacement actions of a material nature are required, other than the voluntary recall described in Note 19 to the Consolidated Financial Statements, but will continue to evaluate potential quality and safety issues as new information develops.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Pension and Postretirement Medical Benefit Plans

Whirlpool made $51 million of voluntary contributions to its U.S. pension plans during 2006, and paid $5 million under the U.S. unfunded plans. We also contributed $22 million to our foreign pension plans during 2006. At December 31, 2006, Whirlpool’s defined benefit pension plans are under-funded. (For the obligations and funded status of the U.S. and foreign plans, see Note 16 to the Consolidated Financial Statements.)

The Whirlpool Employees Pension Plan (the “WEPP”) has been amended to cease benefit accruals for the majority of participants effective December 31, 2006. For certain salaried Whirlpool participants who are eligible to retire on or before December 31, 2009, the plan has been amended to continue previous plan benefit accruals through the earlier of the date of retirement or December 31, 2009. The Maytag Corporation Employees Retirement Plan has been amended to cease benefit accruals for non-union participants effective December 31, 2006. In addition, the Whirlpool Production Employees Retirement Plan at Whirlpool’s LaVergne, Tennessee manufacturing facility, which covers union employees, has been amended to cease benefit accruals effective January 31, 2007. A defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendments. As a result of these changes, Whirlpool recognized a net curtailment charge of approximately $6 million during 2006.

Whirlpool previously amended the WEPP in January 2005 and we re-measured the net periodic cost and funded status of the plan. The amendment reduced the projected benefit obligation (“PBO”) by approximately $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment since the accrued benefits as of December 31, 2005 were not affected by this change.

Whirlpool recognized consolidated pre-tax pension costs of $116 million, $94 million and $91 million in 2006, 2005 and 2004, respectively.

U.S. pension plans comprise 91% of Whirlpool’s projected benefit obligation. The discount rate and expected return on assets assumption used in determining Whirlpool’s U.S. pension benefit obligations and costs are as follows:

	Weighted-average discount rate	Expected return on assets
Benefit obligation—December 31
2006	5.85%	N/A
2005	5.60%	N/A

Pension costs
2007	5.85%	8.50%
2006	5.6%/6.05%	8.50%
2005	5.80%	8.75%

Whirlpool’s expected return on assets assumption of 8.5% was based on historical asset returns for publicly traded equity and fixed income securities tracked between 1926 and 2006 and the historical returns for private equity. The expected returns are weighted by the targeted asset allocations. The resulting weighted average return was rounded to the nearest quarter of one percent. Whirlpool uses a measurement date of December 31.

Whirlpool also provides postretirement health care benefits for eligible retired U.S. employees. Eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health care plans are contributory with participants’ contributions

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

adjusted annually and generally include cost-sharing provisions that limit Whirlpool’s exposure for recent and future retirees. The plans are unfunded. Whirlpool has generally reserved the right to modify the benefits. We provide no significant postretirement medical benefits to non-U.S. employees.

At December 31, 2006 and 2005, discount rates were determined individually for each of its pension plans and the postretirement plan based on the yield of Aa rated non-callable (or callable with make whole provisions) bonds.

In 2004, Whirlpool measured the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) following the guidance in FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” For the year ended December 31, 2004, we reflected the estimated federal subsidy under the Act as an actuarial gain as required by FSP 106-2, which caused the accumulated other postretirement benefit obligation to decrease by $104 million, and reduced the cost recognized by approximately $15 million.

Legal Proceedings

Whirlpool is currently a defendant in eight purported class action lawsuits. Each of the pending purported class action lawsuits alleges that certain named appliance products contain a design or component defect that amounts to a breach of express warranty, a breach of implied warranty, and/or a violation of consumer fraud statutes. There are no allegations of personal injury or property damage in any of the cases and the complaints seek unspecified compensatory damages in each case. Whirlpool believes that each of these suits is without merit and intends to vigorously defend these actions. Whirlpool cannot reasonably estimate a possible range of loss, if any, for any of the cases.

In 1989, a Brazilian affiliate (now a subsidiary) of Whirlpool brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to us became final. In 2001, the financial institution began a collection action, and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. Whirlpool provided for the potential exposure resulting from this litigation during 2005. After official publication of the Superior Court’s ruling on the counterclaim, Whirlpool made an additional legal filing with the Superior Court to clarify its ruling. Depending on the final ruling, an additional legal appeal may be available to the Superior Court.

Whirlpool is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on our financial position or results of operations.

Other

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported the tax credit and during 2003 and 2004, Whirlpool calculated tax credits under this provision. The original amount recorded as tax credits is approximately $22 million. No credits were recorded in 2005 and 2006. The credit recorded by Whirlpool has been challenged by the Tax Authorities. We are vigorously defending the case at the administrative level.

On September 15, 2006, the Latin America region paid the Brazilian government approximately $22 million in federal taxes, penalties and interest for amounts relating to certain VAT tax amounts that had been in dispute for a number of years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has evaluated the accounting policies used in the preparation of the accompanying Consolidated Financial Statements and related notes and believes those policies to be reasonable and appropriate. Whirlpool’s accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Whirlpool’s critical accounting policies include the following:

Pension and Other Postretirement Benefits—Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment with Whirlpool. The determination of Whirlpool’s obligation and expense for these costs requires the use of certain assumptions. Those assumptions are included in Note 16 to the Consolidated Financial Statements and include, among others, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. As permitted by GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and related future expense. As required by Statements of Financial Accounting Standards (“SFAS”) No. 87, SFAS No. 106 and SFAS No. 132 (R) as amended by SFAS No. 158, Whirlpool’s pension and other postretirement benefit obligations as of December 31, 2006 and preliminary retirement benefit costs for the 2007 fiscal year were prepared using the assumptions that were determined as of December 31, 2006. The following table highlights the sensitivity of Whirlpool’s December 31, 2006 retirement obligations and 2007 retirement benefit costs of our U.S. plans to changes in the key assumptions used to determine those results:

Millions of dollars Change in assumption	Estimated increase (decrease) in 2007 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2006	Estimated increase (decrease) in 2007 Other Postretirement Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2006

0.25% increase in discount rate	$(2.7)	$(102.1)	$(2.0)	$(31.4)

0.25% decrease in discount rate	$2.6	$104.9	$2.0	$32.2

0.25% increase in long-term return on assets	$(7.3)	N/A	N/A	N/A

0.25% decrease in long-term return on assets	$7.3	N/A	N/A	N/A

0.50% increase in discount rate	$(5.5)	$(201.2)	$(4.1)	$(62.1)

0.50% decrease in discount rate	$4.9	$212.7	$4.0	$65.2

0.50% increase in long-term return on assets	$(14.8)	N/A	N/A	N/A

0.50% decrease in long-term return on assets	$14.8	N/A	N/A	N/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

The analysis is an estimate only. These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results.

Income Taxes—As part of the process of preparing its Consolidated Financial Statements, Whirlpool estimates its income taxes in each of the taxing jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.” These differences may result in deferred tax assets and liabilities, which are included in Whirlpool’s Consolidated Balance Sheets. Whirlpool is required to assess the likelihood that its deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable. Realization of Whirlpool’s net operating loss deferred tax assets is supported by specific tax strategies and considers planned projections of future profitability. If recovery is not likely, Whirlpool provides a valuation allowance based on its estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income was lower than expected or if tax-planning strategies were not available as anticipated, Whirlpool may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax asset would increase income in the period such determination is made. As of December 31, 2006 and 2005, Whirlpool had total deferred tax assets of $1,633 million and $923 million, respectively, net of valuation allowances of $151 million and $119 million, respectively. (See Note 15 to the Consolidated Financial Statements). Whirlpool’s effective tax rate has ranged from 20.4% to 39% over the past five years and has been influenced by tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. A 1% increase in Whirlpool’s effective tax rate would have decreased 2006 earnings by approximately $6 million. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, and business profitability.

In addition, Whirlpool operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In the opinion of management, adequate provisions for income taxes have been made for all years.

Product Recall—The establishment of a liability for product recall expenses is occasionally required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units affected by the recall, is the most significant factor in estimating the total cost of each recall. This rate reflects several factors, including the type of product, the year manufactured, age of the product sold and current and past experience factors. Significant differences between Whirlpool’s assumptions and its actual experience or significant changes in its assumptions could have a material impact on our product recall reserves.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air dishwashers. A reserve has been established in accordance with the above policy and was recorded as an adjustment to purchase accounting based on the fact that the products involved were manufactured and sold by Maytag prior to our acquisition of the company on March 31, 2006. (See Note 19—Subsequent Events.)

Befiex Credits—Prior to 2006, Whirlpool’s Brazilian operations had recognized tax credits under the Brazilian government’s export incentive program (“Befiex”), which reduces Brazilian federal excise taxes on

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth quarter of 2005, we recognized approximately $23 million of export credits in 2005. During 2006, we were able to recognize approximately $52 million of export credits. As of December 31, 2006, approximately $750 million of export credits remain and we expect to continue recognizing credits as they are monetized.

Warranty Obligations—The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects management’s best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligation. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. (See Note 9 to the Consolidated Financial Statements for a summary of the activity in Whirlpool’s product warranty accounts for 2006 and 2005.)

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Whirlpool is evaluating its options provided for under this statement and their potential impact on its financial statements when implemented. This statement is being reviewed in conjunction with the requirements of SFAS No. 157 discussed below.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires us to recognize the over-funded or under-funded status of our single employer defined benefit and postretirement plans as of the end of the year as an asset or liability in our statement of financial position. It also requires Whirlpool to record as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arose during the period but are recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106. SFAS No. 158 is effective for fiscal years that begin after December 15, 2006. The adoption of SFAS 158 resulted in an adjustment of $114 million, after tax, to accumulated other comprehensive income at December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Whirlpool will implement SFAS No. 157 beginning January 1, 2008 and anticipates that the statement will not materially impact our financial statements, but will provide expanded disclosure on our fair value measurements.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute of an amount that cumulatively has greater than a 50% likelihood of being realized to be recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on our evaluation, as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements.

MARKET RISK

Whirlpool has in place an Enterprise Risk Management process that involves systematic risk identification and mitigation covering the categories of Enterprise, Strategic, Financial, Operation and Compliance and Reporting risk. The Enterprise Risk Management process receives Board of Directors and Management oversight, drives risk mitigation decision-making and is fully integrated into our internal audit planning and execution cycle.

Whirlpool is exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices, which can affect our operating results and overall financial condition. Whirlpool manages its exposure to these market risks through its operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with a diversified group of primarily investment grade counterparties to reduce exposure to nonperformance on such instruments. Whirlpool’s sensitivity analysis reflects the effects of changes in market risk.

Whirlpool uses foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2006, a 10% unfavorable exchange rate movement in each currency in Whirlpool’s portfolio of foreign currency contracts would have resulted in an incremental unrealized loss of approximately $183 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $183 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.

Whirlpool enters into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2006, a 10% shift in commodity prices would have resulted in an incremental $27 million gain or loss related to these contracts.

We utilize interest rate swaps to hedge our interest rate risk. As of December 31, 2006, a 10% shift in interest rates would have resulted in an incremental $1.0 million gain or loss related to these contracts.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Whirlpool. Management’s Discussion and Analysis and other sections of this report may contain forward-looking statements that reflect Whirlpool’s current views with respect to future events and financial performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Certain statements contained in this quarterly report, including those within the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by Whirlpool do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. Whirlpool’s forward-looking statements generally relate to its growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices, as well as expectations as to the integration with Maytag. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool Corporation’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 14% of Whirlpool’s 2006 consolidated net sales of $18 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) Whirlpool Corporation’s ability to integrate Maytag on a timely basis and realize the full anticipated benefits of the merger within the current estimate of costs; (4) demand for Whirlpool’s products, including the strength of the U.S. building industry and the level of interest rates; (5) the ability of Whirlpool to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform and acceleration of the rate of innovation; (6) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (7) the ability of our suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, including our ability to manufacture without disruption; (8) changes in market conditions, health care cost trends and pending regulation that could increase future funding obligations for pension and postretirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations, including new regulations in Europe regarding appliance disposal; (10) potential exposure to product liability claims, including claims that may arise through Whirlpool’s regular investigations of potential quality and safety issues as part of its ongoing effort to provide quality products to consumers; (11) the impact of labor relations; (12) Whirlpool’s ability to obtain and protect intellectual property rights; (13) volatility in Whirlpool’s effective tax rate; (14) the ability of Whirlpool to manage foreign currency; (15) global, political, and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic markets, including uncertainty and disruptions arising from natural disasters, or terrorist activities; and (16) risks associated with operations outside the U.S.

Whirlpool undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A to Part II of this report and Item 1A to Part I of Whirlpool’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31

(Millions of dollars, except per share data)

	2006	2005	2004
Net sales	$18,080	$14,317	$13,220

Expenses
Cost of products sold	15,420	12,123	11,081
Selling, general and administrative (exclusive of intangible amortization)	1,752	1,343	1,364
Intangible amortization	30	2	2
Restructuring costs	55	57	15

Operating profit	823	792	758

Other income (expense)
Interest and sundry income (expense)	(2)	(65)	(14)
Interest expense	(202)	(130)	(128)

Earnings from continuing operations before income taxes and other items	619	597	616

Income taxes	126	171	209

Earnings from continuing operations before equity earnings and minority interests	493	426	407

Equity in income (loss) of affiliated companies	1	1	(1)
Minority interests	(8)	(5)	—

Earnings from continuing operations	486	422	406

Loss from discontinued operations, net of tax	(53)	—	—

Net earnings	$433	$422	$406

Per share of common stock:
Basic earnings from continuing operations	$6.47	$6.30	$6.02
Discontinued operations, net of tax	(0.71)	—	—

Basic net earnings	$5.76	$6.30	$6.02

Diluted earnings from continuing operations	$6.35	$6.19	$5.90
Discontinued operations, net of tax	(0.68)	—	—

Diluted net earnings	$5.67	$6.19	$5.90

Dividends	$1.72	$1.72	$1.72

Weighted-average shares outstanding (in millions):
Basic	75.1	67.1	67.4
Diluted	76.5	68.3	68.9

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31 2006	December 31 2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$262	$524
Trade receivables, less allowances (2006: $84; 2005: $76)	2,676	2,081
Inventories	2,348	1,591
Prepaid expenses	95	95
Deferred income taxes	372	134
Other current assets	483	338
Assets of discontinued operations	240	—

Total Current Assets	6,476	4,763

OTHER ASSETS
Investment in affiliated companies	23	28
Goodwill, net	1,663	169
Other intangibles, net	1,871	115
Deferred income taxes	513	472
Other assets	175	243

	4,245	1,027

PROPERTY, PLANT AND EQUIPMENT
Land	94	80
Buildings	1,174	1,033
Machinery and equipment	7,186	6,108
Accumulated depreciation	(5,297)	(4,710)

	3,157	2,511

Total Assets	$13,878	$8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$521	$131
Accounts payable	2,945	2,330
Employee compensation	420	352
Accrued advertising and promotions	550	421
Deferred income taxes	74	61
Accrued expenses	698	512
Pension benefits	16	—
Postretirement benefits	97	—
Restructuring costs	177	19
Income taxes	79	18
Other current liabilities	287	145
Current maturities of long-term debt	17	365
Liabilities of discontinued operations	121	—

Total Current Liabilities	6,002	4,354

OTHER LIABILITIES
Deferred income taxes	352	167
Pension benefits	838	467
Postemployment benefits	1,207	511
Other liabilities	350	220
Long-term debt	1,798	745

	4,545	2,110

MINORITY INTERESTS	48	92

STOCKHOLDERS’ EQUITY
Common stock, $1 par value: Shares authorized—250 million Shares issued—102 million (2006); 92 million (2005) Shares outstanding—78 million (2006); 68 million (2005)	102	92
Paid-in capital	1,869	863
Retained earnings	3,205	2,902
Accumulated other comprehensive loss	(643)	(862)
Treasury stock—24 million shares (2006); 24 million shares (2005)	(1,250)	(1,250)

Total Stockholders’ Equity	3,283	1,745

Total Liabilities and Stockholders’ Equity	$13,878	$8,301

See Notes to Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2006	2005	2004
Operating Activities of Continuing Operations
Net earnings	$433	$422	$406
Loss from discontinued operations	53	—	—

Earnings from continuing operations	486	422	406
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in losses of affiliated companies, less dividends received	5	2	1
Gain on disposition of assets	(4)	(39)	(7)
Gain on disposition of businesses	(32)	(9)	—
Depreciation and amortization	550	442	445
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	50	(173)	(16)
Inventories	(118)	37	(266)
Accounts payable	44	87	253
Restructuring charges, net of cash paid	(80)	8	(33)
Taxes deferred and payable, net	(154)	(105)	(18)
Accrued pension	53	47	6
Employee compensation	25	79	(23)
Other—net	55	86	46

Cash Provided By Continuing Operating Activities	$880	$884	$794

Investing Activities of Continuing Operations
Capital expenditures	$(576)	$(494)	$(511)
Proceeds from sale of assets	86	93	74
Proceeds from sale of businesses	36	48	—
Purchase of minority interest shares	(53)	—	—
Proceeds from sale of Maytag adjacent businesses	110	—	—
Acquisitions of businesses, less cash acquired	(797)	(77)	(2)

Cash Used For Investing Activities of Continuing Operations	$(1,194)	$(430)	$(439)

Financing Activities of Continuing Operations
Net proceeds (repayments) of short-term borrowings	$381	$(124)	$(37)
Proceeds of long-term debt	757	—	—
Repayments of long-term debt	(1,046)	(7)	(21)
Dividends paid	(130)	(116)	(116)
Purchase of treasury stock	—	(34)	(251)
Common stock issued under stock plans	54	102	64
Other	13	9	3

Cash Provided By (Used For) Financing Activities of Continuing Operations	$29	$(170)	$(358)

Cash Provided By (Used For) Discontinued Operations
Operating Activities	$8	$—	$—
Investing Activities	(3)	—	—

Cash Provided By Discontinued Operations	$5	$—	$—
Effect of Exchange Rate Changes on Cash and Equivalents	18	(3)	(3)

Increase (Decrease) in Cash and Equivalents	$(262)	$281	$(6)
Cash and Equivalents at Beginning of Year	524	243	249

Cash and Equivalents at End of Year	$262	$524	$243

See Notes to Consolidated Financial Statements

See Note 3 for non-cash financing activities

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Paid-in-Capital	Common Stock
Balances, December 31, 2003	$1,301	$2,276	$(757)	$(306)	$88

Comprehensive income
Net earnings	406	406	—	—	—
Unrealized loss on derivative instruments	13	—	13	—	—
Minimum pension liability adjustment, net of tax of $14	(31)	—	(31)	—	—
Foreign currency items, net of tax of $14	174	—	174	—	—

Comprehensive income	562

Common stock repurchased, net of reissuances	(251)	—	—	(251)	—
Common stock issued	80	—	—	78	2
Dividends declared on common stock	(86)	(86)	—	—	—

Balances, December 31, 2004	$1,606	$2,596	$(601)	$(479)	$90

Comprehensive income
Net earnings	422	422	—	—	—
Unrealized gain on derivative instruments	12	—	12	—	—
Minimum pension liability adjustment, net of tax of $141	(248)	—	(248)	—	—
Foreign currency items, net of tax of $12	(25)	—	(25)	—	—

Comprehensive income	161

Common stock repurchased, net of reissuances	(34)	—	—	(34)	—
Common stock issued	128	—	—	126	2
Dividends declared on common stock	(116)	(116)	—	—	—

Balances, December 31, 2005	$1,745	$2,902	$(862)	$(387)	$92

Comprehensive income
Net earnings	433	433	—	—	—
Unrealized gain on derivative instruments, net of tax of $4	48	—	48	—	—
Minimum pension liability adjustment, net of tax of $(78)	116	—	116	—	—
Foreign currency items, net of tax of $4	169	—	169	—	—

Comprehensive income	766

SFAS No. 158 transition adjustment, net of tax of $63	(114)	—	(114)	—	—
Common stock repurchased, net of reissuances	—	—	—	—	—
Common stock issued	1,016	—	—	1,006	10
Dividends declared on common stock	(130)	(130)	—	—	—

Balances, December 31, 2006	$3,283	$3,205	$(643)	$619	$102

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Operations

Whirlpool Corporation is the world’s leading manufacturer and marketer of major home appliances. The Company manufactures in 12 countries under 14 principal brand names and markets products in nearly every country around the world.

Principles of Consolidation

The Consolidated Financial Statements include all majority-owned subsidiaries. Investments in affiliated companies consist of a 40% voting interest in an international company engaged in the sale of major home appliances and a 26% interest in an international company engaged in the sale of kitchen cabinets. These companies are accounted for by the equity method. All intercompany transactions have been eliminated upon consolidation.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales are recorded when title passes to the customer. The point at which title passes is determined by the shipping terms. For the majority of the Company’s sales, title is transferred to the customer as soon as the product is shipped. For a portion of the Company’s sales, primarily in Europe, title is transferred to the customer upon receipt of the product at the customer’s location. Allowances for estimated returns are made on sales of certain products based on historical return rates for the products involved.

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

Freight and Warehousing Costs

The Company applies Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. This EITF requires the classification of such costs within cost of products sold, or if classified elsewhere, to be disclosed. Effective January 1, 2006, the Company reclassified freight and warehousing costs from the selling, general and administrative expense line to the cost of products sold line in the Consolidated Statements of Operations. This change was adopted to better reflect these costs being directly tied to product sales. The amounts reclassified from the selling, general and administrative expense line to the cost of products sold line were $854 million and $723 million in 2005 and 2004, respectively. There was no change to net earnings as a result of this reclassification. Calculated percentages of gross margin and selling, general and administrative costs as a percent of sales reflect this reclassification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (“FIFO”) cost, except U.S. production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Brazilian inventories, which are stated at average cost. Costs do not exceed realizable values.

Goodwill and Other Intangibles

Goodwill and other intangibles are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company evaluate goodwill and other indefinite lived intangible assets for impairment on an annual basis (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. Conversely, if the fair value of the reporting unit is less than the carrying amount, goodwill may be considered impaired.

Definite lived intangible assets are amortized to expense over the estimated useful life ranging from 1 to 18 years.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets. Useful lives for buildings range from 25 to 50 years, machinery and equipment range from 3 to 10 years, and computer/software range from 1 to 8 years. Assets recorded under capital leases are included in property, plant and equipment.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $428 million, $339 million and $315 million in 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were $316 million, $239 million and $221 million in 2006, 2005 and 2004, respectively.

Discontinued Operations

The Company presents the results of operations, financial position and cash flows of operations that have either been sold or that meet the “held for sale accounting” and certain other criteria as discontinued operations.

Contingent Tax Matters

The Company establishes liabilities for probable and estimable assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid and may need to be adjusted over time as more information becomes known.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Foreign Currency Translation

The functional currency for the Company’s international subsidiaries and affiliates is typically the local currency. Certain international subsidiaries utilize the U.S. dollar as the functional currency.

Derivative Financial Instruments

The Company recognizes all of its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that are designated and qualify as hedging instruments, the Company must further designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation.

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

Net investment hedge designation refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. For those derivatives that qualify as net investment hedges, the effective portion of any unrealized gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. Any ineffective portion of net investment hedges is recognized in interest and sundry income (expense) in current earnings during the period of change.

For derivative instruments not designated as hedging instruments, the unrealized gain or loss is recognized in interest and sundry income/expense in current earnings during the period of change.

Net Earnings Per Common Share

Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. For the years ended December 31, 2006, 2005 and 2004, a total of approximately 2,021,000 options, 576,000 options and 1,831,000 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Basic and diluted earnings per share from continuing operations were calculated as follows:

Millions of dollars and shares	2006	2005	2004
Numerator for basic and diluted earnings per share – earnings from continuing operations	$486	$422	$406

Denominator for basic earnings per share—weighted-average shares	75.1	67.1	67.4
Effect of dilutive securities—share-based compensation	1.4	1.2	1.5

Denominator for diluted earnings per share—adjusted weighted-average shares	76.5	68.3	68.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Reclassifications

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

(2) NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company reflected the impact of adopting SFAS No. 158 in its Consolidated Statements of Financial Position at December 31, 2006. The incremental effect of adopting SFAS No. 158 is reflected in the following table:

Millions of dollars	Before adopting SFAS No. 158	Adjustments to adopt SFAS No. 158	After adopting SFAS No. 158
ASSETS
Non-current benefit asset	$12	$(12)	$—
Intangible asset	38	(38)	—
Deferred tax asset	115	63	178

LIABILITIES
Current benefit liability	—	113	113
Non-current benefit liability	2,031	14	2,045

STOCKHOLDERS’ EQUITY
Accumulated other comprehensive loss	$(201)	$(114)	$(315)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company is evaluating its options provided for under this statement and their potential impact on its financial statements when implemented. This statement is being reviewed in conjunction with the requirements of SFAS No. 157 discussed below.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will implement SFAS No. 157 beginning January 1, 2008 and anticipates that the statement will not materially impact the consolidated financial statements, but will provide expanded disclosure on its fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. Based on the Company’s evaluation as of December 31, 2006, the adoption of FIN 48 is not expected to have a material impact to its Consolidated Financial Statements.

(3) MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag. The results of Maytag’s operations have been included in the Consolidated Financial Statements beginning April 1, 2006.

The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Company common stock. The purchase price also included the exchange of fully-vested Whirlpool options for fully-vested Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Company common stock and the settlement of Maytag restricted stock and performance units for cash. The combined value of the above share-based consideration was approximately $920 million. The value of the approximately 9.7 million shares of Company common stock was determined using the average market price of the Company’s common shares for the two days prior to, through the two days after, March 29, 2006, the date the reference period for the exchange ratio was established.

In addition, the Company assumed Maytag’s existing debt of approximately $973 million. The Company also incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above. Initially, the Company borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the preliminary allocation of purchase price related to the Maytag business as of March 31, 2006, the date of acquisition:

Millions of dollars
Current assets	$1,349
Assets of discontinued operations	435
Property, plant and equipment	551
Goodwill	1,493
Intangible assets	1,845
Other non-current assets	24

Total assets acquired	5,697

Current liabilities	1,591
Liabilities of discontinued operations	164
Non-current liabilities	2,072

Total liabilities assumed	3,827

Net assets acquired	$1,870

Goodwill, which is not deductible for tax purposes, has been allocated to the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.

The Company has preliminarily estimated the fair value of Maytag’s identifiable intangible assets as $1,845 million. The preliminary allocation of identifiable intangible assets is as follows:

Millions of dollars	Estimated Fair Value	Estimated Useful Life
Trademarks—indefinite lived	$1,463
Customer relationships	288	18 years
Patents and non-compete agreements	94	1 to 7 years

	$1,845

The majority of the intangible valuation relates to trademarks. The Company’s preliminary assessment as to trademarks having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The customer relationship intangibles have an estimated useful life of 18 years based on the very low historical and projected customer attrition rates among major retailers. The patents have an estimated useful life of 7 years based on the estimate of the expected life of the technology and the products associated with the technology. The non-compete agreements have an estimated useful life of one year based on the time period in which the agreements are enforceable.

The Company is also in the process of completing its analysis of integration plans, pursuant to which the Company has incurred costs primarily related to the elimination of duplicative manufacturing facilities and selling, general and administrative overlap. The Company established reserves for certain severance and exit costs relating to the closure of Maytag facilities including manufacturing plants, the former headquarters location and other administrative offices. Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in adjustments to goodwill. A $236 million reserve for certain actions, including the previously announced closure of Maytag’s facilities in Galesburg, Illinois and Florence, South Carolina, along with the closure of the Maytag facilities mentioned above, has been recognized as a liability at the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On May 23, 2006, the Company announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential products businesses. Refer to Note 4—Discontinued Operations for additional information related to the sales of these businesses.

The following table provides pro forma results of operations for the years ended December 31, 2006, 2005 and 2004 as if Maytag had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year Ended December 31,
	2006	2005
Net sales	$19,097	$18,430
Earnings from continuing operations	$474	$307

Net earnings	$421	$267

Diluted net earnings per share:
Earnings from continuing operations	$5.96	$3.93
Loss from discontinued operations	$(0.67)	$(0.51)

Net earnings	$5.29	$3.42

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs have been eliminated from the pro forma information presented above.

(4) DISCONTINUED OPERATIONS

The Company classified the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential products businesses as discontinued operations during the second quarter of 2006. The decision to divest these businesses will allow the Company to focus on its core appliance business.

Amana commercial

On September 6, 2006, the Company sold the Amana commercial microwave business to Aga Foodservice Inc. for approximately $49 million. Revenues and costs for this business were classified as a component of discontinued operations during the second quarter of 2006. Due to the Company’s continuing involvement with the Amana commercial microwave business as an OEM supplier, the Company reclassified the operating results related to Amana commercial microwave business into continuing operations during the third quarter of 2006.

Dixie-Narco

On October 23, 2006, the Company completed the sale of the Dixie-Narco vending systems business to Crane Co. for approximately $46 million.

Hoover

On December 6, 2006, the Company entered into a definitive agreement to sell the Hoover floor-care business to Techtronic Industries, Co., Ltd (“TTI”) for approximately $107 million. $15 million of the proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

were received in December 2006, and the remaining proceeds of $92 million were received at the date of closing date on January 31, 2007.

Jade

On February 17, 2007, the Company entered into a definitive agreement to sell the Jade commercial and residential products businesses to Middleby Corporation. The sale is expected to be completed in the second quarter of 2007. Refer to Note 19 – Subsequent Events for additional information.

As part of the sale of each of the above discontinued operations, the Company retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, Whirlpool retained certain environmental liabilities.

The difference between the proceeds and the net book value of the above acquired businesses was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag, and accordingly, there were no gains or losses related to the sales.

The following table includes certain summary income statement information related to the results of discontinued operations:

Millions of dollars	Year Ended December 31, 2006
Net sales	$443

Loss before income taxes	(79)
Income tax benefit	26

Loss from discontinued operations, net of tax	$(53)

Additionally, the Consolidated Balance Sheets for 2006 include the assets and liabilities of the Hoover and Jade commercial and residential businesses presented as discontinued operations:

Millions of dollars	December 31, 2006
Assets

Net receivables	$83
Inventories	85
Net property, plant and equipment	67
Other assets	5

Total assets of discontinued operations	$240

Liabilities

Accounts payable	$33
Postretirement benefits	38
Other liabilities	50

Total liabilities of discontinued operations	$121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(5) GOODWILL AND OTHER INTANGIBLES

Goodwill

Under SFAS No. 142, goodwill and indefinite lived intangibles are no longer amortized and are subject to an annual impairment analysis performed during the fourth quarter of each year. The Company determines the fair value of each reporting unit using a discounted cash flow approach. The Company has determined its reporting units are: North America, Europe, Multibras and Embraco (which combined is Latin America), and Asia. The Company performed the annual impairment tests and determined there was no impairment of remaining goodwill for the years ended December 31, 2006, 2005 and 2004.

The following table summarizes the changes in the carrying amount of goodwill:

	December 31,
Reporting Unit—Millions of dollars	2006	2005
North America	$1,659	$165
Embraco	4	4

Total	$1,663	$169

The increase in the carrying value of North America goodwill is primarily related to the Maytag acquisition. See Note 3—Maytag Acquisition for additional information.

Other Intangible Assets

The carrying amounts of other intangibles, which have increased from the prior year primarily due to the Maytag acquisition, are comprised of the following:

	December 31,
Millions of dollars	2006	2005
Trademarks—indefinite lived	$1,516	$51
Patents, non-compete agreements and customer relationships	355	—
Pension related	—	64

Total other intangible assets, net	$1,871	$115

The Company adopted SFAS No. 158 on December 31, 2006, and, as required, eliminated the pension related intangible. Net earnings were not impacted. See Note 16 - Pension and Postretirement Medical Benefit Plans for additional information.

Accumulated amortization totaled $33 million and $4 million at December 31, 2006 and 2005, respectively. Amortization expense for 2007 is estimated to be $35 million and $32 million for each of the years 2008-2011.

(6) BUSINESS DISPOSITIONS

On August 10, 2006, the Company’s Latin America region sold the remaining 30% interest in an equity investment. Proceeds from the sale were approximately $31 million. A pre-tax gain of $30 million was recognized in the Consolidated Statements of Operations and has been classified to the interest and sundry income (expense) line.

In September 2005, the Company completed the sale of its 93% interest in Multibras da Amazonia S.A. (“MASA”), an injection molding subsidiary located in Manaus, Brazil, to Flextronics Plasticos Ltda. Proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

from the sale were $48 million, and a $9 million pre-tax gain from the sale is included in the interest and sundry income (expense) line of the Consolidated Statements of Operations. Whirlpool will continue to purchase certain products from MASA. The entity was not a significant subsidiary, and accordingly, pro forma results of operations have not been provided.

(7) INVENTORIES

December 31—Millions of dollars	2006	2005
Finished products	$1,980	$1,361
Work in process	55	64
Raw materials	448	299

	2,483	1,724

Less excess of FIFO cost over LIFO cost	(135)	(133)

Total inventories	$2,348	$1,591

The increase in inventories, when compared to December 31, 2005, is driven primarily by the Maytag acquisition, foreign currency translation and additional safety stock required due to the closure of two Maytag laundry facilities and transfer of production to the Company’s Ohio manufacturing facilities.

The excess of FIFO cost over LIFO cost remained relatively flat when compared to December 31, 2005, due to the impact of adding the Maytag inventory at fair value to existing Whirlpool inventory.

LIFO inventories represent approximately 46% and 28% of total inventories at December 31, 2006 and 2005, respectively.

(8) FINANCING ARRANGEMENTS

Notes Payable and Debt

On June 19, 2006, the Company completed an offering of $750 million aggregate principal amount of senior notes which replaced commercial paper borrowings used to initially finance the Maytag acquisition consisting of (a) $200 million aggregate principal amount of floating rate notes due 2009 to bear interest at a floating rate equal to the three-month USD London Interbank Offered Rate (“LIBOR”) plus 0.50% per annum; (b) $300 million aggregate principal amount of 6.125% senior notes due 2011; and (c) $250 million aggregate principal amount of 6.50% senior notes due 2016. Initially, Whirlpool borrowed amounts required to fund the cash portion of the Maytag purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

On December 2, 2005, Whirlpool entered into an Amended and Restated Long Term Five-Year Credit Agreement (the “Amended and Restated Credit Agreement”), which amends and restates the Amended and Restated Long Term Credit Agreement dated May 28, 2004. On December 2, 2005, the parties to the Amended and Restated Credit Agreement also entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement” and together with the Amended and Restated Credit Agreement, the “Credit Facilities”).

The Credit Facilities provide for a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility, and a $500 million 364-day credit facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement became available on March 29, 2006. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

$500 million 364-day credit facility matured on November 30, 2006 and is no longer outstanding. Borrowings under the Amended and Restated Credit Agreement will be available to Whirlpool and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, are guaranteed by Whirlpool. Interest under the Amended and Restated Credit Agreement accrues at a variable annual rate based on the LIBOR plus a margin dependent on the Company’s credit rating at that time. The Amended and Restated Credit Agreement requires Whirlpool to meet certain financial tests and contains specific covenants. Undrawn stand-by letters of credit issued under the letter of credit subfacility of $17 million reduce the availability of these committed lines.

The Company was in compliance with the financial covenants under these credit agreements for all periods presented.

At December 31, 2006 and 2005, there were no borrowings outstanding under these credit agreements.

Notes payable consist of the following:

December 31—Millions of dollars	2006	2005
Payable to banks	$147	$131
Commercial paper	374	—

Total notes payable	$521	$131

The fair value of the Company’s notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 5.1% and 4.7% for the years ended December 31, 2006 and 2005, respectively.

Long-term debt consists of the following:

December 31—Millions of dollars	2006	2005
Eurobonds (EUR 300 million)—5.875% due 2006	$—	$357
Medium-term notes, from 5% to 9.03%, maturing from 2007 to 2015	314	—
Debentures—9.1%, maturing 2008	125	125
Variable rate notes, maturing through 2009	200	—
Senior notes, from 6.125% to 8.6%, maturing from 2010 to 2016	873	325
Debentures—7.75%, maturing 2016	243	243
Other (various maturing through 2013)	60	60

	$1,815	$1,110
Less current maturities	17	365

Total long-term debt, net of current maturities	$1,798	$745

The Company’s Euro-denominated Eurobonds matured in July 2006 and were repaid with available cash and the issuance of commercial paper in the U.S.

On March 31, 2006, the date of the Maytag acquisition, $185 million of Maytag debt matured and was repaid.

During the third quarter of 2006, the 7.875% Public Interest Notes (“PINES”), assumed by the Company as part of the Maytag acquisition, due August 1, 2031 were redeemed. The Company exercised its option to call 100% of the PINES, which had a principal amount of $250 million, at par, plus accrued interest. The redemption was financed through a combination of available cash and the issuance of commercial paper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In August 2006 and December 2006, $25 million and $200 million, respectively, of Medium-term notes matured and were repaid. These notes were assumed by Whirlpool as part of the Maytag acquisition.

Annual maturities of long-term debt in the next five years are $17 million, $127 million, $203 million, $372 million and $301 million, respectively.

The Company paid interest on short-term and long-term debt totaling $225 million, $137 million and $124 million in 2006, 2005 and 2004, respectively.

The fair value of long-term debt (including current maturities) was $1,893 million and $1,213 million as of December 31, 2006 and 2005, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements.

Preferred Stock

Although most of its assets have been divested, Whirlpool Financial Corporation (“WFC”) remains a legal entity with assets consisting primarily of leveraged leases. WFC also has 17,500 shares of Series B preferred stock outstanding as of December 31, 2006 and 2005 with a face value of $100 per share, an annual dividend of $6.55 per share and a mandatory redemption date of September 1, 2008. The preferred stock amounts are included within minority interests in the Consolidated Balance Sheets and the carrying amounts approximate fair value.

The preferred stockholders are entitled to vote together on a share-for-share basis with WFC’s common stockholder, Whirlpool. Preferred stock dividends are payable quarterly. On September 1, 2003, WFC redeemed 331,800 shares of the Series B preferred stock at a price of $100 per share (at par). The redemption terms required the payment of any accrued unpaid dividends in addition to the applicable redemption premium, and accordingly, a total of $0.6 million was paid on September 1, 2003 related to dividends. The terms of the preferred stockholders agreement provides for a final payment on September 1, 2008 (the mandatory redemption date) equal to the number of Series B preferred stock outstanding multiplied by the face value of $100 per share.

The Company and WFC are parties to a support agreement. Pursuant to the agreement, if at the close of any quarter WFC’s net earnings available for fixed charges (as defined) for the preceding twelve months is less than a stipulated amount, the Company is required to make a cash payment to WFC equal to the insufficiency within 60 days of the end of the quarter. The Company was not required to make any payments under this agreement during 2006, 2005 or 2004. The support agreement may be terminated by either WFC or the Company upon 30 days notice provided that certain conditions are met. The Company has also agreed to maintain ownership of at least 70% of WFC’s voting stock.

(9) GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2006 and December 31, 2005, the guaranteed amounts totaled $312 million and $236 million, respectively. The only recourse the Company has with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

$1.4 billion at both December 31, 2006 and December 31, 2005. Outstanding credit facility amounts under guarantee approximated $106 million and $103 million at December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006, approximately $17 million of undrawn stand-by letters of credit under committed lines were outstanding. These letters of credit were issued by Maytag and assigned to Whirlpool as part of the merger.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

December 31—Millions of dollars	2006	2005
Balance at January 1	$149	$165
Acquisition	153	—
Warranties issued during the period	448	277
Settlements made during the period	(459)	(294)
Other changes	(7)	1

Balance at December 31	$284	$149

Current portion	$219	$89
Non-current portion	65	60

Total	$284	$149

Commitments

At December 31, 2006, the Company had noncancelable operating lease commitments totaling $460 million. The annual future minimum lease payments are detailed in the table below.

Millions of dollars
2007	$134
2008	101
2009	66
2010	45
2011	35
Thereafter	79

Total noncancelable operating lease commitments	$460

The Company’s rent expense was $154 million, $123 million and $100 million for the years 2006, 2005 and 2004, respectively.

The following summarizes Whirlpool’s expected cash outflows resulting from purchase obligations:

Millions of dollars
2007	$262
2008	240
2009	229
2010	198
2011	91
Thereafter	—

Total purchase obligations	$1,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Contingencies

The Company is currently a defendant in eight purported class actions lawsuits. Each of the pending purported class action lawsuits alleges that certain named appliance products contain a design or component defect that amounts to a breach of express warranty, a breach of implied warranty, and/or violate consumer fraud statutes. There are no allegations of personal injury or property damage in any of the cases and the complaints seek unspecified compensatory damages in each case. The Company believes that each of these suits is without merit and intends to vigorously defend these actions. The Company cannot reasonably estimate a possible range of loss, if any, for any of these cases.

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported the tax credit and during 2003 and 2004, the Company calculated tax credits under this provision. The original amount recorded as tax credits is approximately $22 million. No credits were recorded in 2005 and 2006. The credit recorded by the Company has been challenged by the Tax Authorities. The Company is vigorously defending the case at the administrative level.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collective action, and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Company provided for the potential exposure resulting from this litigation during 2005. After official publication of the Superior Court’s ruling on the counterclaim, the Company filed an additional legal recourse with the Superior Court to clarify its ruling. Depending on the final ruling, an additional legal appeal may be available to the Superior Court.

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

Using derivative markets means assuming counterparty credit risk. Counterparty risk relates to the loss the Company could incur if a counterparty defaulted on a derivative contract. The Company primarily deals with investment-grade counterparties and monitors its overall credit risk and exposure to individual counterparties. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is generally the unrealized gains on such derivative contracts. The Company does not require, nor does it post, collateral or security on such contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following summarizes the outstanding derivative contracts at December 31, 2006 and 2005 and the exposures to which they relate:

		Notional Amount in Millions of dollars
Exposure	Derivative	2006	2005	Hedge Type	Term
Forecasted cross currency cash flows	Foreign exchange forwards/options	$1,313	$1,277	Cash flow or fair value hedge	Various, up to 17 months

Non-functional currency asset/liability	Foreign exchange forwards/options	$608	$479	Undesignated	Various, up to 4 months

Raw Material Purchases	Commodity swaps	$297	$122	Cash flow hedge	Various, up to 16 months

Raw Material Purchases	Commodity swaps	$19	$—	Undesignated	Various, up to 9 months

Floating Rate Debt	Interest rate swaps	$—	$100	Cash flow hedge	2006

Fixed Rate Debt	Interest rate swaps	$100	$100	Fair value hedge	2008

Floating Rate Debt	Interest rate swaps	$150	$—	Cash flow hedge	2008

Floating Rate Debt	Interest rate swap	$50	$—	Cash flow hedge	2009

Anticipated Debt Issuance	Interest rate swaps	$—	$200	Cash flow hedge	2013

Forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. Non-functional currency asset and liability hedges are undesignated but relate primarily to short term payables and receivables and intercompany loans. Commodity swaps relate to raw material purchases (for example, copper and aluminum) used in the manufacturing process. Unrealized gains relating to these foreign exchange forwards/options and commodity swaps were $70 million and $44 million as of December 31, 2006 and 2005, respectively.

The Company’s $100 million interest rate swaps maturing in 2008 are designated and are effective as hedges of the fair value of the fixed rate debt and are treated as fair value hedges for accounting purposes. The fair values of these contracts are a loss of $1.7 million and $1 million as of December 31, 2006 and 2005, respectively.

The Company’s $150 million interest rate swaps maturing in 2008 are designated and are effective as hedges of the cash flow of the floating rate debt and are treated as cash flow hedges for accounting purposes. The fair values of these contracts are a loss of $0.3 million as of December 31, 2006.

The Company’s $50 million interest rate swap maturing in 2009 is designated and is effective as a hedge of future cash payments and is treated as a cash flow hedge for accounting purposes. The fair value of this contract is a gain of $0.2 million as of December 31, 2006.

The Company had designated a portion of the Euro-denominated fixed-rate debt as a hedge to protect the value of its net investments in its European subsidiaries. During the year ended December 31, 2006, the Euro-denominated Eurobonds matured, and the net investment hedge was de-designated at the maturity date. The Company recognized $10 million of net losses within the cumulative translation adjustment related to this net investment hedge through July 3, 2006, the date the Eurobonds matured.

During the years ended December 31, 2006 and 2005, the Company’s gains and losses related to the ineffective portion of its hedging instruments were immaterial. The Company did not recognize any material gains or losses during the years ended December 31, 2006 and 2005 for cash flow hedges that were discontinued because the forecasted transaction was not probable to occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The amount of unrealized gains on derivative instruments included in other comprehensive income related to contracts maturing, and expected to be realized, during 2007 is approximately $66 million at December 31, 2006.

(11) STOCKHOLDERS’ EQUITY

The Company’s Board of Directors authorized a new share repurchase program of up to $500 million on June 15, 2004. The share repurchases are made from time to time on the open market as conditions warrant. There were no share repurchases in 2006. During the year ended December 31, 2005, the Company repurchased 530,100 shares of Whirlpool common stock in the open market at an aggregate purchase price of approximately $34 million.

During 2004, the Company concluded the share repurchase programs approved by the Company’s Board of Directors on March 1, 1999 ($250 million) and February 15, 2000 ($750 million).

In addition to its common stock, the Company has 10 million authorized shares of preferred stock (par value $1 per share), none of which is outstanding.

Accumulated other comprehensive loss, net of tax, consists of:

Millions of dollars	2006	2005
Foreign currency translation adjustments	$(376)	$(545)
Derivative financial instruments	48	—
Pension and postretirement adjustments	(315)	—
Minimum pension liability adjustments	—	(317)

Total	$(643)	$(862)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company sponsors several share-based employee incentive plans. Pre-tax amortization of compensation costs for stock option grants awarded under these plans recognized during the year ended December 31, 2006 was approximately $7 million. Compensation expense related to restricted stock units (“RSU”) for the year ended was approximately $30 million.

At December 31, 2006, unrecognized compensation cost related to non-vested stock option and RSU awards totaled $61 million. The cost of these non-vested awards is expected to be recognized over the requisite vesting period. The weighted-average remaining vesting period of the non-vested awards is approximately 20 months.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s earnings from continuing operations before income taxes and other items and net earnings for the year ended December 31, 2006 are $7 million and $4 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. Basic and diluted net earnings per share for the year ended December 31, 2006 are $.05 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net earnings and earnings per share for the year ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model with share-based awards amortized over the vesting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Share-Based Compensation—Pro Forma Net Income and Earnings

Millions of dollars, except per share data	Year Ended December 31, 2005	Year Ended December 31, 2004
Net earnings as reported	$422	$406

Add: Share-based employee compensation expense included in reported net earnings, net of related tax effects	15	9

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19)	(17)

Pro forma net earnings	$418	$398

Earnings per share:
Basic—as reported	$6.30	$6.02

Basic—pro forma	$6.23	$5.90

Diluted—as reported	$6.19	$5.90

Diluted—pro forma	$6.13	$5.78

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

The following table summarizes the plans:

	December 31, 2006
Millions of shares	1996 OSIP	1998 OSIP	2000 OSIP	2002 OSIP
Share-based awards granted	3.4	3.5	2.6	2.0
Outstanding awards	0.8	1.1	1.1	1.3
Converted to freely transferable stock	2.6	2.4	1.5	0.7

Stock Options

Eligible employees receive stock options as a portion of their total compensation. Such options generally become exercisable over a three-year period and expire 10 years from the date of grant, generally subject to forfeiture upon termination of employment.

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Stock options granted have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate—an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option, and (3) expected option life—an estimate based on historical experience including the effect of employee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

terminations. Based on the results of the model, the weighted-average fair value of stock options granted during the year ended December 31, 2006 was $22.07 using the following assumptions:

Weighted Average Black-Scholes Assumptions	2006	2005	2004
Risk-free interest rate	4.6%	4.4%	3.6%
Expected volatility	25.6%	25.5%	28.7%
Expected dividend yield	2.1%	2.4%	2.6%
Expected option life	5 years	5 years	5 years

The following table summarizes stock option activity during the year ended December 31, 2006. During this period, the Company granted 2,249,000 stock options of which 1,778,000 related to stock options granted to former Maytag employees.

2006 Stock Option Activity

Thousands of shares, except per share data	Number of Options	Weighted-Average Exercise Price	Expiration Dates
Outstanding, December 31, 2005	3,733	$60.37	June 2006 – November 2015
Granted	2,249	90.98
Exercised	(871)	65.83
Canceled or expired	(98)	80.37

Outstanding, December 31, 2006	5,013	$72.76	April 2007 – July 2016

2005 and 2004 Stock Option Activity:

	2005		2004
Thousands of shares, except per share data	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	5,325	$58.46	5,892	$55.82
Granted	256	63.99	666	72.91
Exercised	(1,731)	54.54	(1,124)	52.84
Canceled or expired	(117)	67.59	(109)	61.82

Outstanding at December 31	3,733	$60.37	5,325	$58.46

Exercisable at December 31	3,156	$58.76	4,237	$57.62

Fair value of options granted during the year		$15.55		$17.07

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $20 million for which tax benefits totaled approximately $8 million. Cash received from the exercise of stock options during the year ended December 31, 2006 totaled $54 million.

The fair value of stock options vested was $32 million, $11 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of stock options vested in 2006 of $32 million includes $27 million related to the Maytag acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below provides additional information related to stock options outstanding at December 31, 2006:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	4,729	4,488
Weighted-average exercise price	$72.02	$71.26
Aggregate intrinsic value	$66	$66
Weighted-average remaining contractual term, in years	6.2	5.6

Restricted Stock Units

Eligible employees receive RSUs as a portion of their total compensation. RSU awards vest over various time periods depending upon the program, but generally vest from two years to seven years and convert to unrestricted common stock at the conclusion of the vesting period. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. The Company accrues dividend equivalents on outstanding RSUs (in the form of additional RSUs) based on dividends declared on Whirlpool common stock.

The Company measures compensation cost based on the market price of Whirlpool common stock at the grant date.

The following table summarizes RSU activity during the year ended December 31, 2006:

RSUs in thousands	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2005	1,499	$67.55
Granted	560	81.11
Canceled	(60)	64.52
Vested and transferred to unrestricted	(83)	77.78

Outstanding, December 31, 2006	1,916	$71.32

Nonemployee Director Equity Plan

Whirlpool has a Nonemployee Director Equity Plan. This plan provides for (a) a one time grant of 1,000 shares of common stock upon a director joining the Board of Directors; (b) an annual grant of stock worth $54,000 with the number of shares to be issued to the director determined by dividing $54,000 by the then current fair market value of the common stock of the Company; and (c) an annual grant of stock options valued at $36,000 with the number of options to be based on dividing $36,000 by the product of the then current fair market value of a single share of the common stock multiplied by 0.35. The exercise price under each option granted is the fair market value of the common stock as of the final trading day before the annual meeting of stockholders. These options are exercisable for 20 years or, if earlier, two years after a nonemployee director ceases to serve on Whirlpool’s Board of Directors, provided that no option is exercisable within the first six months of its term, unless death or disability of the director occurs. In the event of a nonemployee director’s death, such options will be exercisable for one year from the date of death. Payment of the exercise price may be made in cash or, if permitted by law, Whirlpool common stock, valued at its market price at the time of exercise. At December 31, 2006, there were 257,471 shares available for grant under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(13) RESTRUCTURING CHARGES

Whirlpool Restructuring

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

The Company incurred pre-tax restructuring charges of $55 million related to these actions during the year ended December 31, 2006. These charges are included in the restructuring costs line in the Company’s Consolidated Statements of Operations and primarily consist of severance costs and impairment of fixed assets. These charges include shifting refrigeration and compressor capacity to lower cost regions, as well as salary workforce reorganization throughout Europe, and the elimination of a laundry platform. The Company expects to incur additional costs of $75 to $100 million in 2007 related to these initiatives.

Under a restructuring initiative begun in 2004, the Company incurred restructuring charges of $57 million and $15 million in 2005 and 2004, respectively. These costs are included in the restructuring costs line in the Company’s Consolidated Statements of Operations.

Details of the restructuring liability balance and full year restructuring activity for 2006, 2005 and 2004 are as follows:

Millions of dollars	Beginning Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Ending Balance
2006
Termination costs	$15	$26	$(29)	$—	$—	$2	$14
Non-employee exit costs	4	29	(10)	(20)	—	—	3

Total	$19	$55	$(39)	$(20)	$—	$2	$17

2005
Termination costs	$9	$50	$(42)	$—	$—	$(2)	$15
Non-employee exit costs	4	7	(1)	(6)	—	—	4

Total	$13	$57	$(43)	$(6)	$—	$(2)	$19

2004
Termination costs	$41	$16	$(41)	$—	$(7)	$—	$9
Non-employee exit costs	4	6	(2)	(4)	—	—	4

Total	$45	$22	$(43)	$(4)	$(7)	$—	$13

Maytag Integration

Maytag integration reserves are included in the restructuring costs line in the Consolidated Balance Sheets. The following represents a reconciliation of the changes in reserves related to Maytag projects as of and for the year ended December 31, 2006:

Millions of dollars	Balance April 1, 2006	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance December 31, 2006
Termination costs	$134	$—	$(71)	$—	$51	$—	$114
Non-employee exit costs	35	—	(5)	—	16	—	46

Total	$169	$—	$(76)	$—	$67	$—	$160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In the second quarter of 2006, the Company announced its intention to close the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices of Maytag. The Company has established reserves for certain severance and exit costs relating to these facilities. Costs associated with these actions will not impact current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. At December 31, 2006, a $158 million reserve remains. Adjustments to the reserve have been reflected in the table above and relate primarily to the communication of severance accruals. It is expected that all restructuring actions related to these reserves will be completed during or prior to 2008.

The remaining $2 million restructuring reserve balance relates to Maytag’s previously announced closing of the refrigeration manufacturing facility in Galesburg, Illinois, the closing of Maytag’s laundry facility in Florence, South Carolina and the exiting of other ancillary lines of business.

(14) PRODUCT RECALLS

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand plastic tub dishwashers. Refer to Note 19 – Subsequent Events for additional information.

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

(15) INCOME TAXES

Income tax expense is as follows:

Year ended December 31—Millions of dollars	2006	2005	2004
Current:
Federal	$125	$57	$202
State and local	(7)	10	18
Foreign	68	117	73

	186	184	293
Deferred:
Federal	(112)	(9)	(119)
State and local	1	(3)	(4)
Foreign	51	(1)	39

	(60)	(13)	(84)

Total income tax expense	$126	$171	$209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Domestic and foreign earnings before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2006	2005	2004
Domestic	$231	$347	$402
Foreign	388	250	214

Total earnings from continuing operations before taxes and other items	$619	$597	$616

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2006	2005	2004
Income tax expense computed at U.S. federal statutory rate	$217	$209	$217

State and local taxes, net of federal tax benefit	2	7	9
Tax effect of permanent differences	(13)	11	4
Medicare Part D subsidy	(7)	(11)	—
Foreign tax rate differential	10	7	8
U.S. tax on foreign dividends and subpart F income	18	81	3
U.S. foreign tax credits	(33)	(144)	(53)
Foreign withholding taxes	14	18	10
Foreign government tax incentive	(17)	—	(2)
Expired foreign loss carryforwards	—	2	—
Deductible interest on capital	(5)	(1)	(7)
U.S. government tax incentives	(63)	(5)	(5)
Settlement of global tax audits	15	(30)	45
Valuation allowances	2	4	6
Other items, net	(14)	23	(26)

Income tax expense	$126	$171	$209

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets from continuing operations are as follows:

December 31—Millions of dollars	2006	2005
Deferred tax liabilities
Property, plant and equipment	$303	$230
Financial services leveraged leases	30	37
Pensions	—	116
Software costs	13	6
LIFO inventory	40	15
Intangibles	639	—
Other	149	141

Total deferred tax liabilities	$1,174	$545

Deferred tax assets
Postretirement obligations	$486	$184
Pensions	249	191
Restructuring costs	60	7
Product warranty accrual	108	36
Receivable and inventory allowances	116	68
Capital loss carryforwards	19	—
Loss carryforwards	272	272
Employee payroll and benefits	86	57
Foreign tax credit carryforwards	93	62
U.S. general business credit carryforwards	63	—
Accrued expenses	117	55
Other	115	110

Total deferred tax assets	$1,784	$1,042

Valuation allowances for deferred tax assets	(151)	(119)

Deferred tax assets, net of valuation allowances	1,633	923

Net deferred tax assets	$459	$378

At December 31, 2006, the Company has foreign net operating loss carryforwards of $940 million, $732 million of which do not expire, with substantially all of the remaining $208 million expiring in various years through 2015. As of December 31, 2006, the Company had $93 million of foreign tax credit carryforwards and $63 million of U.S. general business credit carryforwards available to offset future payments of federal income taxes, expiring in varying amounts between 2009 and 2026.

Whirlpool’s acquisition of Maytag included $19 million of net deferred tax assets related to capital loss carryforwards of $51 million and related valuation allowance offsetting the net deferred tax asset in the amount of $19 million. The capital loss carryforwards can only be offset against capital gains and expire at December 31, 2009. The Company currently believes the net deferred tax assets are more likely than not to remain unrealized in the future.

The Company has recorded valuation allowances to reflect the estimated amount of net operating loss and foreign tax credit carryforwards that will be realized. The valuation allowance of $151 million at December 31, 2006 is made up of $99 million of foreign net operating loss carryforwards and $52 million of other deferred tax assets that the Company currently believes are more likely than not to remain unrealized in the future.

Other than earnings specifically noted below, the Company has historically reinvested all of the unremitted earnings of its foreign subsidiaries and affiliates. The Company plans to distribute approximately $142 million of foreign earnings over the next several years. This distribution is presently forecast to result in tax benefits which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

have not been recorded currently because of its contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $1.4 billion at December 31, 2006. Should the Company make a distribution from the unremitted earnings of its foreign subsidiaries and affiliates, it would be subject to additional U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings because of the complexities associated with this hypothetical calculation.

As of December 31, 2006, the Company was in various stages of audits by various governmental tax authorities. The Company establishes liabilities for probable and estimable assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. The Company paid income taxes of $173 million in 2006, $276 million in 2005 and $277 million in 2004.

(16) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its North American employees and certain European and Brazilian employees. The formula for U.S. salaried employees covered under the defined benefit plan sponsored by Whirlpool was based on years of service and final average salary, while the formulas for U.S. hourly employees covered under the defined benefit plans sponsored by Whirlpool were based on specific dollar amounts for each year of service.

Whirlpool acquired Maytag on March 31, 2006, and the pension and postretirement net periodic costs have been reflected from that date forward. There are multiple formulas for employees covered under the defined benefit plan sponsored by Maytag, including a cash balance formula.

The U.S. qualified defined benefit pension plans provide that, in the event of a plan termination within five years (36 months for the defined benefit plan sponsored by Maytag) following a change in control of the Company, any assets held by the plans in excess of the amounts needed to fund accrued benefits would be used to provide additional benefits to plan participants. A change in control generally means either a change in the majority of the incumbent Board of Directors or an acquisition of 25% (30% for purposes of the Whirlpool Production Employees Retirement Plans and 20% for purposes of the defined benefit plan sponsored by Maytag) or more of the voting power of the Company’s outstanding stock.

The U.S. Whirlpool and Maytag pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For certain salaried Whirlpool employees who are eligible to retire on or before December 31, 2009, the amendment ceasing benefit accruals will be effective December 31, 2009. In addition, the Whirlpool Production Employees Retirement Plan at LaVergne, the Company’s Tennessee manufacturing facility, which covers union employees, was amended to cease all benefit accruals effective January 31, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendments. As a result of the amendments, the Company recognized a net curtailment charge of approximately $6 million in 2006.

As a result of a law change in Italy, the Company recognized a curtailment credit of approximately $5 million in 2006.

On November 14, 2005, the Company amended the Whirlpool Employees Pension Plan (the “WEPP”). The amendment was reflected in the Company’s 2006 pension cost and did not affect the accumulated benefit obligation (“ABO”) or the projected benefit obligation (“PBO”) at December 31, 2005.

In January 2005, the Company amended the WEPP. The Company remeasured the net periodic cost and funded status of the plan at January 1, 2005 to reflect the amendment. The effect of this amendment was to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company also provides postretirement health care benefits for eligible retired U.S. employees. Eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with the Company and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health care plans are contributory with participants’ contributions adjusted annually and include cost-sharing provisions that limit the Company’s exposure for recent and future retirees. The plans are unfunded. The Company has generally reserved the right to modify the benefits. The Company provides no significant postretirement medical benefits to non-U.S. employees.

The Company was required to remeasure the net periodic cost and funded status of one of its pension plans and the Whirlpool Retiree Healthcare Plan at February 29, 2004. The interest rate used for this remeasurement was 6%, the same as at year-end 2003.

In 2004, the Company measured the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) following the guidance in FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” For the year ended December 31, 2004, the Company reflected the estimated federal subsidy under the Act as an actuarial gain as required by FSP 106-2, which caused the accumulated other postretirement benefit obligation to decrease by $104 million, and reduced the cost recognized by approximately $15 million.

The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. Company matching contributions are based on the level of individual participant’s contributions and, for certain domestic hourly and other employees under the plan, are based on the Company’s annual operating results and the level of individual participants’ contributions. Matching contributions amounted to $23 million, $20 million, and $12 million in 2006, 2005, and 2004, respectively.

The Company uses a December 31 measurement date for the majority of its pension and other postretirement benefit plans.

Obligations and Funded Status

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
December 31—Millions of dollars	2006	2005	2006	2005	2006	2005
Funded status, end of year:
Fair value of plan assets	$3,146	$1,695	$137	$111	$—	$—
Benefit obligations	3,777	2,053	360	329	1,304	701

Funded status (plan assets less than benefit obligations)	$(631)	$(358)	$(223)	$(218)	$(1,304)	$(701)
Unrecognized net actuarial (gain) loss	—	556	—	51	—	262
Unrecognized prior service (credit) cost	—	57	—	6	—	(73)
Unrecognized transition (asset) obligation	—	—	—	—	—	1

Amount recognized, end of year	$(631)	$255	$(223)	$(161)	$(1,304)	$(511)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—	$—	$—	$—
Current liability	(8)	—	(8)	—	(97)	—
Noncurrent liability	(623)	(277)	(215)	(190)	(1,207)	(511)
Prepaid benefit cost	—	—	—	—	—	—
Intangible asset	—	60	—	4	—	—
Accumulated other comprehensive income	—	472	—	25	—	—

	$(631)	$255	$(223)	$(161)	$(1,304)	$(511)

	U.S. Pension Benefits 2006		Foreign Pension Benefits 2006		Other Postretirement Benefits 2006

Amounts recognized in accumulated other comprehensive income (pretax) consist of:
Net actuarial loss (gain)	$ 281		$39		$215
Prior service cost (credit)	33		5		(80)
Transition obligation (asset)	—		(1)		1

	$314		$43		$136

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows:

	U.S. Pension Benefits		Foreign Pension Benefits
	2006	2005	2006	2005
Projected benefit obligation, end of year	$3,777	$2,053	$320	$298
Fair value of plan assets, end of year	3,146	1,695	101	80

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows:

	U.S. Pension Benefits		Foreign Pension Benefits
	2006	2005	2006	2005
Projected benefit obligation, end of year	$3,777	$2,053	$285	$258
Accumulated benefit obligation, end of year	3,746	1,972	273	239
Fair value of plan assets, end of year	3,146	1,695	66	45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Change in Benefit Obligation—Millions of dollars

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Benefit obligation, beginning of year	$2,053	$1,985	$329	$331	$701	$676
Service cost	82	84	12	11	21	14
Interest cost	197	113	18	17	66	37
Plan participants’ contributions	—	—	1	1	13	9
Actuarial (gain) loss	(101)	46	(12)	22	(31)	38
Gross benefits paid	(235)	(101)	(29)	(27)	(98)	(54)
less: federal subsidy on benefits paid	—	—	—	—	7	—
Plan amendments	—	(74)	—	—	(16)	(20)
Acquisitions/divestitures	1,818	—	21	—	641	—
New plans	—	—	—	3	—	—
Special termination benefits	—	—	—	—	—	—
Curtailments	(37)	—	(7)	4	—	—
Settlements	—	—	—	(4)	—	—
Foreign currency exchange rates	—	—	27	(29)	—	1

Benefit obligation, end of year	$3,777	$2,053	$360	$329	$1,304	$701

Accumulated benefit obligation, end of year	$3,746	$1,972	$338	$304	$—	$—

Weighted-Average Assumptions Used to Determine Benefit Obligation at End of Year:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.85%	5.60%	4.5% – 11.3%	4.0% – 11.3%	5.75%	5.50%
Rate of compensation increase	4.50%/3.0%	4.50%	2.5% – 7.1%	2.5% – 7.1%	N/A	N/A
Health care cost trend rate
—Initial rate	N/A	N/A	N/A	N/A	9.00%	9.00%
—Ultimate rate	N/A	N/A	N/A	N/A	5.00%	5.00%
—Years to ultimate rate	N/A	N/A	N/A	N/A	4	4

Change in Plan Assets—Millions of dollars

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Fair value of plan assets, beginning of year	$1,695	$1,672	$111	$112	$—	$—
Actual return on plan assets	344	109	9	11	—	—
Employer contributions	56	15	22	25	85	45
Plan participants’ contributions	—	—	1	1	13	9
Gross benefits paid	(235)	(101)	(29)	(27)	(98)	(54)
Acquisitions/divestitures	1,286	—	14	—	—	—
New plans	—	—	—	1	—	—
Settlements	—	—	—	(4)	—	—
Foreign currency exchange rates	—	—	9	(8)	—	—

Fair value of plan assets, end of year	$3,146	$1,695	$137	$111	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

U.S. Pension Plan Asset Allocation

	Target Allocation	Percentage of Plan Assets, End of Year
Asset Category	2007	2006	2005
Equity securities	66%	70%	71%
Debt securities	34%	30%	29%
Other	—	—	—

Total	100%	100%	100%

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1926 through 2006 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.

Foreign Pension Plan Asset Allocation

	Target Allocation	Percentage of Plan Assets, End of Year
Asset Category	2007	2006	2005
Equity securities	42%	44%	54%
Debt securities	58%	54%	44%
Other	—	2%	2%

Total	100%	100%	100%

For foreign pension plans, the expected rate of return on plan assets was determined by observing historical returns in the local fixed income and equity markets and computing the weighted-average returns with the weights being the asset allocation of each plan.

Components of Net Periodic Benefit Cost—Millions of dollars

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$82	$84	$88	$12	$11	$12	$21	$14	$12
Interest cost	197	113	110	18	17	16	66	37	37
Expected return on plan assets	(224)	(154)	(160)	(8)	(5)	(7)	—	—	—
Amortization:
Actuarial (gain) loss	26	14	1	1	—	1	13	15	11
Prior service (credit) cost	9	9	19	1	—	—	(8)	(7)	(6)
Transition (asset) obligation	—	—	—	1	1	1	—	—	—
Special termination benefit charges	—	—	—	—	—	—	—	—	—
Curtailment (gain) loss	6	—	—	(5)	—	—	—	—	—
Settlement (gain) loss	—	—	10	—	4	—	—	—	—

Net periodic benefit cost	$96	$66	$68	$20	$28	$23	$92	$59	$54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Weighted-Average Assumptions Used to Determine Net Periodic Cost:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.6%/ 6.05%	5.80%	6.0%	4.0% – 11.3%	4.5% – 11.3%	5.0% – 11.3%	5.5%/6.0%	5.5%	6.0%
Expected long-term rate of return on plan assets	8.50%	8.75%	8.75%	4.5% – 11.3%	4.5% – 11.3%	5.0% – 11.3%	N/A	N/A	N/A
Rate of compensation increase	4.5%	4.5%	4.5%	2.5% – 7.1%	2.5% – 8.15%	2.5% – 8.15%	N/A	N/A	N/A

Health care cost trend rate
—Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	9.0%	10.0%	11.0%
—Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.0%	5.0%	5.0%
—Years to ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	4	4	3

Additional Information

Estimated Pretax Amounts that will be Amortized from Accumulated Other Comprehensive Income into Net Periodic Pension Cost in 2007—Millions of dollars

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial (gain) loss	$17	$2	$7
Prior service (credit) cost	6	1	(9)
Transition (asset) obligation	—	—	—

Total	$23	$3	$(2)

Estimated impact of one percentage point change in assumed health care cost trend rate

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	95	(85)

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

Expected Employer Contributions to Funded Plans—Millions of dollars

	U.S. Pension Benefits	Foreign Pension Benefits
2007	$189	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The $189 million expected to be contributed to the U.S. pension plans during 2007 represents expected voluntary contributions to its funded U.S. pension plans. The Company expects no minimum required contributions to its funded U.S. pension plans in 2007.

The $6 million expected to be contributed to the foreign pension plans during 2007 represents contributions to the Company’s funded foreign pension plans.

The benefit payments from the majority of U.S. pension plans come from a trust, which the Company funds from time to time. Benefit payments from certain foreign pension plans also come from trusts, which the Company funds from time to time.

Expected Benefit Payments—Millions of dollars

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
			Gross	Expected Federal Subsidy
2007	$291	$18	$108	$(10)
2008	256	18	115	(10)
2009	263	19	119	(11)
2010	262	20	120	(12)
2011	270	21	121	(12)
2012-2016	1,343	141	582	(67)

(17) BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes, minority interests and restructuring. Total assets by segment are those assets directly associated with the respective operating activities. The Maytag geographic information has been included in the North America, Europe and Asia segments. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations as well as all other restructuring and discontinued operations. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America which are included in Other/Eliminations.

Sales activity with Sears, a North American major home appliance retailer, represented 14%, 16% and 17% of consolidated net sales in 2006, 2005 and 2004, respectively. Related receivables were 18% and 21% of consolidated trade receivables as of December 31, 2006 and 2005.

The Company conducts business in two countries that individually comprised over 10% of consolidated net sales and/or total assets within the last three years. The United States represented 63%, 56% and 56% of net sales for 2006, 2005 and 2004, respectively, while Brazil totaled 9%, 8% and 6% for 2006, 2005 and 2004, respectively. As a percentage of total assets, the United States accounted for 71% and 42% at the end of 2006 and 2005. Brazil accounted for 10% and 15% of total assets at the end of 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based upon operating income excluding restructuring. These charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2006, the operating segments recorded total restructuring charges as follows: North America—$18 million, Europe—$23 million, Latin America—$7 million, Asia—$7 million and Corporate—$0 million, for a total of $55 million. For 2005, the operating segments recorded total restructuring charges as follows: North America—$4 million, Europe—$36 million, Latin America—$8 million, Asia—$7 million and Corporate—$2 million for a total of $57 million. For 2004, the operating segments recorded total restructuring (See Note 13) as follows: North America—$2 million, Europe—$7 million, Latin America—$6 million, Asia—$0 million and Corporate—$0 million, for a total of $15 million.

		GEOGRAPHIC SEGMENTS
Millions of dollars		North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
	2006	$11,953	$3,383	$2,430	$457	$(143)	$18,080
	2005	$8,913	$3,160	$1,962	$422	$(140)	$14,317
	2004	$8,254	$3,062	$1,674	$382	$(152)	$13,220
Intersegment sales
	2006	$64	$494	$141	$231	$(930)	$—
	2005	$47	$489	$136	$198	$(870)	$—
	2004	$46	$458	$148	$163	$(815)	$—
Depreciation and amortization
	2006	$332	$105	$72	$21	$20	$550
	2005	$211	$104	$99	$16	$12	$442
	2004	$214	$104	$95	$16	$16	$445
Operating profit (loss)
	2006	$753	$202	$218	$(3)	$(347)	$823
	2005	$808	$164	$127	$(23)	$(284)	$792
	2004	$778	$166	$65	$(25)	$(226)	$758
Total assets
	2006	$8,536	$2,965	$1,982	$603	$(208)	$13,878
	2005	$3,798	$2,650	$1,748	$530	$(425)	$8,301
	2004	$3,465	$2,976	$1,737	$534	$(531)	$8,181
Capital expenditures
	2006	$320	$129	$92	$23	$12	$576
	2005	$280	$104	$87	$18	$5	$494
	2004	$261	$129	$91	$18	$12	$511

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2006:
Net sales	$4,954	$4,843	$4,747	$3,536
Cost of products sold	4,259	4,139	4,043	2,979
Net earnings	109	117	91	118

Per share of common stock:
Basic net earnings	$1.39	$1.49	$1.16	$1.73
Diluted net earnings	$1.37	$1.47	$1.14	$1.70
Dividends	$0.43	$0.43	$0.43	$0.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net sales and cost of products sold for the three months ended June 30, 2006 have been changed from the amounts originally filed in the Quarterly Report on Form 10-Q to account for a reclassification between discontinued operations and continuing operations. Net sales and cost of products sold increased by $13 million and $9 million, respectively, from the amounts originally reported. There was no impact on net earnings as a result of the reclassification.

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2005:
Net sales	$3,954	$3,599	$3,556	$3,208
Cost of products sold	3,317	3,046	3,036	2,724
Net earnings	126	114	96	86

Per share of common stock:
Basic net earnings	$1.87	$1.70	$1.44	$1.28
Diluted net earnings	$1.83	$1.66	$1.42	$1.26
Dividends	$0.43	$0.43	$0.43	$0.43

(19) SUBSEQUENT EVENTS

On January 31, 2007, the Company sold the Hoover floor-care business to Techtronic Industries Co. Ltd. (TTI) for approximately $107 million in cash following the expiration of a regulatory review process. $15 million in cash was received in December 2006 in conjunction with the signing of a definitive agreement to sell Hoover, and the remaining $92 million was received at closing on January 31, 2007. The difference between the proceeds and the net book value of Hoover assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale. The results of operations, financial position and cash flows related to the Hoover business have been separately reported as discontinued operations.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand dishwashers. The Company estimates the cost of the recall will range from $40 million to $70 million, and a reserve has been recorded at the lower end of the range as an adjustment to purchase accounting.

On February 17, 2007, the Company entered into a definitive agreement to sell the Jade commercial and residential products businesses to Middleby Corporation. The sale is expected to be completed in the second quarter of 2007.

ELEVEN-YEAR CONSOLIDATED STATISTICAL REVIEW

(Millions of dollars except share and employee data)	2006	2005	2004
CONSOLIDATED OPERATIONS
Net sales	$18,080	$14,317	$13,220
Operating profit(1)	$823	$792	$758
Earnings (loss) from continuing operations before income taxes and other items	$619	$597	$616
Earnings (loss) from continuing operations	$486	$422	$406
Earnings (loss) from discontinued operations(2)	$(53)	$—	$—
Net earnings (loss)(3)	$433	$422	$406
Net capital expenditures	$576	$494	$511
Depreciation	$520	$441	$443
Dividends	$130	$116	$116

CONSOLIDATED FINANCIAL POSITION
Current assets	$6,476	$4,763	$4,514
Current liabilities	$6,002	$4,354	$3,985
Working capital	$474	$409	$529
Property, plant and equipment-net	$3,157	$2,511	$2,583
Total assets	$13,878	$8,301	$8,181
Long-term debt	$1,798	$745	$1,160
Stockholders’ equity	$3,283	$1,745	$1,606

PER SHARE DATA
Basic earnings (loss) from continuing operations before accounting change	$6.47	$6.30	$6.02
Diluted earnings (loss) from continuing operations before accounting change	$6.35	$6.19	$5.90
Diluted net earnings (loss)(3)	$5.67	$6.19	$5.90
Dividends	$1.72	$1.72	$1.72
Book value	$42.93	$25.54	$23.31
Closing Stock Price—NYSE	$83.02	$83.76	$69.21

KEY RATIOS
Operating profit margin(4)	4.6%	5.5%	5.7%
Pre-tax margin(5)	3.4%	4.2%	4.7%
Net margin(6)	2.7%	2.9%	3.1%
Return on average stockholders’ equity(7)	15.7%	24.6%	30.3%
Return on average total assets(8)	3.9%	5.1%	5.2%
Current assets to current liabilities	1.1	1.1	1.1
Total debt-appliance business as a percent of invested capital(9)	41.2%	40.4%	45.7%
Price earnings ratio	14.6	13.5	11.7
Interest coverage(10)	3.8	5.6	5.8

OTHER DATA
Number of common shares outstanding (in thousands):
Average—on a diluted basis	76,471	68,272	68,902
Year-end	78,484	67,880	66,604
Number of stockholders (year-end)	15,311	7,442	7,826
Number of employees (year-end)	73,416	65,682	68,125
Total return to shareholders (five year annualized)(11)	4.9%	14.5%	3.7%

(1)	Restructuring charges were $55 million in 2006, $57 million in 2005, $15 million in 2004, $3 million in 2003, $101 million in 2002, $150 million in 2001, $343 million in 1997, and $30 million in 1996.

(2)	The company’s financial services business was discontinued in 1997.

(3)	Includes cumulative effect of accounting changes: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $(613) million or $(8.84) per diluted share; 2001—Accounting for derivative instruments and hedging activities of $8 million or $0.12 per diluted share.

(4)	Key ratios include charges for restructuring charges, as well as other non-recurring items, which increased (decreased) operating profit, earnings before tax and net earnings in the following years: 2002—Accounting for goodwill under SFAS No. 141 and 142 and impairments of $0, $0, and $(613) million, restructuring charges $(101) million, $(101) million and $(76) million, discontinued operations and accounting changes of $(19) million, $(19) million and $(57) million, and a minority investment write-off in a European business of $0, $0 and $(22) million; 2001—Restructuring charges of $(150) million, $(150) million and $(110) million, product recalls of $(295) million, $(295) million and $(181) million, and discontinued operations and accounting changes of $0, $0 and $(13) million; 1999—Brazil devaluation of $0, $(158) million and $(60) million; 1998—Gain from discontinued operations of $0, $0 and $15 million; 1997—Restructuring charges of $(343) million, $(343) million and $(213) million.

2003	2002	2001	2000	1999	1998	1997	1996

$12,176	$11,016	$10,343	$10,325	$10,511	$10,323	$8,617	$8,523
$830	$692	$306	$807	$875	$688	$11	$278
$652	$495	$93	$577	$514	$564	$(171)	$100
$414	$262	$34	$367	$347	$310	$(46)	$141
$—	$(43)	$(21)	$—	$—	$15	$31	$15
$414	$(394)	$21	$367	$347	$325	$(15)	$156
$423	$430	$378	$375	$437	$542	$378	$336
$423	$391	$368	$371	$386	$399	$322	$318
$94	$91	$113	$70	$103	$102	$102	$101

$3,865	$3,327	$3,311	$3,237	$3,177	$3,882	$4,281	$3,812
$3,589	$3,505	$3,102	$3,303	$2,892	$3,267	$3,676	$4,022
$276	$(178)	$209	$(66)	$285	$615	$605	$(210)
$2,456	$2,338	$2,052	$2,134	$2,178	$2,418	$2,375	$1,798
$7,361	$6,631	$6,967	$6,902	$6,826	$7,935	$8,270	$8,015
$1,134	$1,092	$1,295	$795	$714	$1,087	$1,074	$955
$1,301	$739	$1,458	$1,684	$1,867	$2,001	$1,771	$1,926

$6.03	$3.86	$0.51	$5.24	$4.61	$4.09	$(0.62)	$1.90
$5.91	$3.78	$0.50	$5.20	$4.56	$4.06	$(0.62)	$1.88
$5.91	$(5.68)	$0.31	$5.20	$4.56	$4.25	$(0.20)	$2.08
$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36
$18.56	$10.67	$21.44	$23.84	$24.55	$26.16	$23.71	$25.93
$72.65	$52.22	$73.33	$47.69	$65.06	$55.38	$55.00	$46.63

6.8%	6.3%	3.0%	7.8%	8.3%	6.7%	0.1%	3.3%
5.4%	4.5%	0.9%	5.6%	4.9%	5.5%	(2.0)%	1.2%
3.4%	2.4%	0.3%	3.6%	3.3%	3.0%	(0.5)%	1.7%
42.9%	(26.5)%	1.3%	20.7%	17.9%	17.2%	(0.8)%	8.2%
5.9%	(5.8)%	0.3%	5.4%	4.7%	4.0%	(0.2)%	2.0%
1.1	0.9	1.1	1.0	1.1	1.2	1.2	0.9
50.9%	65.1%	48.0%	49.4%	37.7%	43.5%	46.1%	44.2%
12.3	(9.2)	236.5	9.2	14.3	13.0	—	22.4
5.7	(0.4)	1.4	4.1	4.3	3.1	0.9	2.5

70,082	69,267	68,036	70,637	76,044	76,507	74,697	77,178
68,931	68,226	67,215	66,265	74,463	76,089	75,262	74,415
8,178	8,556	8,840	11,780	12,531	13,584	10,171	11,033
68,407	68,272	61,923	62,527	62,706	59,885	62,419	49,254
8.1%	1.4%	12.2%	0.3%	7.9%	(1.2)%	6.8%	6.3%

(5)	Earnings from continuing operations before income taxes and other items, as a percent of sales.

(6)	Earnings from continuing operations, as a percent of sales.

(7)	Net earnings (loss), divided by average stockholders’ equity. Average stockholders’ equity is computed on a 13-month average beginning in 2001.

(8)	Net earnings (loss), divided by average total assets.

(9)	Debt divided by debt, stockholders’ equity and minority interests.

(10)	Ratio of earnings before interest and income tax expense to interest expense.

(11)	Stock appreciation plus reinvested dividends.

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

The audit committee of the Board of Directors of the Company is composed of six independent directors who, in the opinion of the board, meet the relevant financial experience, literacy, and expertise requirements. The audit committee provides independent and objective oversight of the Company’s accounting functions and internal controls and monitors (1) the objectivity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent registered public accounting firm. In performing these functions, the committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and the independent registered public accounting firm, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to monitor the adequacy of financial disclosure. The committee also has the responsibility to retain and terminate the Company’s independent registered public accounting firm and exercise the committee’s sole authority to review and approve all audit engagement fees and terms and pre-approve the nature, extent, and cost of all non-audit services provided by the independent registered public accounting firm.

/s/ ROY W. TEMPLIN
Roy W. Templin
Executive Vice President and Chief Financial Officer
February 28, 2007

Management’s Report on Internal Control Over Financial Reporting

The management of Whirlpool Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934. Whirlpool’s internal control system is designed to provide reasonable assurance to Whirlpool’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2006.

Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page F-63.

/s/ JEFF M. FETTIG	/s/ ROY W. TEMPLIN
Jeff M. Fettig	Roy W. Templin
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2007	February 28, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payments. As described in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for freight and warehousing costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Whirlpool Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Chicago, Illinois

February 28, 2007

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Whirlpool Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Whirlpool Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Chicago, Illinois

February 28, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2006, 2005, and 2004

(millions of dollars)

COL. A	COL. B	COL. C			COL. D		COL. E
	Balance at Beginning of Period	ADDITIONS			Deductions —Describe		Balance at End of Period
Description		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other
Year Ended December 31, 2006:
Allowances for doubtful accounts—trade receivables	$76	$19	$14	—B	$(25	) —A	$84

Year Ended December 31, 2005:
Allowances for doubtful accounts—trade receivables	$107	$7	$—		$38	—A	$76

Year Ended December 31, 2004:
Allowances for doubtful accounts—trade receivables	$113	$17	$—		$23	—A	$107

Note A—The amounts represent accounts charged off, less recoveries of $0 in 2006, $0 in 2005, and $0 in 2004, translation adjustments and transfers.

Note B—The amount represents allowances for doubtful accounts recorded as part of the Maytag acquisition.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2006

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a “(Z).”

Number and Description of Exhibit
2

Agreement and Plan of Merger, dated as of August 22, 2005, among Whirlpool Corporation, Whirlpool Acquisition Co. and Maytag Corporation. [Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed August 22, 2005.] [File No. 1-3932]

3(i)

Restated Certificate of Incorporation of the Company. [Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

3(ii)	Amended and Restated By-laws of the Company as amended and restated January 5, 2007. [Incorporated by reference from Exhibit 3(ii) to the Company’s Form 8-K filed January 8, 2007] [File No. 1-3932]

4(i)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

4(ii)

Rights Agreement, dated April 21, 1998, between Whirlpool Corporation and First Chicago Trust Company of New York, with exhibits. [Incorporated by reference from Exhibit 4 to the Company’s Form 8-K filed April 27, 1998] [File No. 1-3932]

4(iii)

Indenture between Whirlpool Corporation and Citibank, N.A., dated as of March 20, 2000 [Incorporated by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-3] [File No. 333-32886]

4(iv)

Indenture dated as of June 15, 1987 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference to Maytag Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987] [File No. 1-655]

4(v)

First Supplemental Indenture dated as of September 1, 1989 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference to Exhibit 4.3 to Maytag Corporation’s Form 8-K dated September 28, 1989] [File No. 1-655]

4(vi)

Second Supplemental Indenture dated as of November 15, 1990 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference to Maytag Corporation’s Form 8-K dated November 29, 1990] [File No. 1-655]

4(vii)

Third Supplemental Indenture dated as of August 20, 1996 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference to Maytag Corporation’s Form 8-K dated August 20, 1996] [File No. 1-655]

4(viii)

Fifth Supplemental Indenture dated as of June 3, 1999 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference to Maytag Corporation’s Form 8-K dated June 3, 1999] [File No. 1-655]

4(ix)

Eighth Supplemental Indenture dated as of August 8, 2001 between Maytag Corporation and Bank One, National Association, formerly known as The First National Bank of Chicago. [Incorporated by reference to Exhibit 4.1 to Maytag Corporation’s Form 8-K dated August 9, 2001]
[File No. 1-655]

Number and Description of Exhibit
4(x)

Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference to Exhibit 4.1 to Maytag Corporation’s Form 8-K dated October 31, 2001] [File No. 1-655]

10(iii)(a)

Amended and Restated Long-Term Five-Year Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A., as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, ABN AMRO Bank N.V., The Royal Bank of Scotland PLC and Bank of America, N.A., as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 6, 2005]
[File No. 1-3932]

10(iii)(b)

364-Day Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A., as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, ABN AMRO Bank N.V., The Royal Bank of Scotland PLC and Bank of America, N.A., as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed December 6, 2005] [File No. 1-3932]

10(iii)(c)

Whirlpool Corporation Nonemployee Director Stock Ownership Plan (as amended February 16, 1999, effective April 20, 1999).(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 1999 annual meeting of stockholders] [File No. 1-3932]

10(iii)(d)

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]
[File No. 1-3932]

10(iii)(e)

Nonemployee director compensation arrangement (effective January 1, 2005).(Z) [Incorporated by reference from Item 1.01(i)—Entry into a Material Definitive Agreement, of the Company’s Form 8-K filed on December 22, 2004] [File No. 1-3932]

10(iii)(f)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(g)

Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (effective January 1, 2005).(Z) [Incorporated by reference from Exhibit 10 to the Company’s Form 8-K filed on December 22, 2004] [File No. 1-3932]

10(iii)(h)	Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005).(Z) [Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 21, 2005] [File No. 1-3932]

10(iii)(i)

Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended, July 1, 1991).(Z) [Incorporated by reference to Exhibit 10(iii)(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(j)

Amendment of the Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan, (as amended, June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

10(iii)(k)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

Number and Description of Exhibit
10(iii)(l)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999] [File No. 1-3932]

10(iii)(m)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000).(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 annual meeting of stockholders] [File No. 1-3932]

10(iii)(n)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002).(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2002 annual meeting of stockholders] [File No. 1-3932]

10(iii)(o)

Administrative Guidelines for the Whirlpool Corporation Restricted Stock Value Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File 1-3932]

10(iii)(p)

Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995] [File No. 1-3932]

10(iii)(q)

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Rev. 02/17/04).(Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K filed on January 25, 2005] [File No. 1-3932]

10(iii)(r)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]

10(iii)(s)

Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Rev. 02/17/04).(Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K filed on January 25, 2005]
[File No. 1-3932]

10(iii)(t)

Form of Agreements providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Exhibit 1 and Exhibit 2 to the Company’s Form 8-K filed April 27, 2000] [File No. 1-3932]

10(iii)(u)

Whirlpool Corporation Performance Excellence Plan (as amended January 1, 1992, January 1, 1994, January 1, 1999 and January 1, 2004).(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2004 annual meeting of stockholders] [File No. 1-3932]

10(iii)(v)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993] [File No. 1-3932]

10(iii)(w)

Whirlpool Corporation Executive Officer Bonus Plan (effective as of January 1, 1994).(Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994] [File No. 1-3932]

10(iii)(x)

Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16, 2001).(Z) [Incorporated by reference from Exhibit 10(iii)(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001] [File No. 1-3932]

10(iii)(y)	Employment Agreement with Paulo F.M.O. Periquito, dated January 1, 1998.(Z) [Incorporated by reference from Exhibit 10 to the Company’s Form 10-Q for the period ended March 31, 1998] [File No. 1-3932]

Number and Description of Exhibit
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

10(iii)(bb)	Whirlpool Corporation Form of Indemnity Agreement.(Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2006] [File No. 1-3932]

10(iii)(cc)

Maytag Corporation Deferred Compensation Plan (as adopted effective January 1, 2003) (As amended January 17, 2003).(Z) [Incorporated by reference to Exhibit 10(m) to Maytag Corporation’s 2002 Annual Report on Form 10-K] [File No. 1-655]

11	Computation of Earnings Per Share

12	Ratio of Earnings to Fixed Charges

18	Letter regarding change in accounting principles

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-4