Form 10-Q
period 2007-03-31
WHIRLPOOL CORP /DE/
filed 2007-04-30
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer    ☒                  Accelerated Filer    ☐                  Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 27, 2007
Common stock, par value $1 per share	78,918,509

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended March 31, 2007

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements.

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31

(millions of dollars except per share data)

	Three Months Ended
	2007	2006
Net sales	$4,389	$3,536

EXPENSES:
Cost of products sold	3,761	2,979
Selling, general and administrative	375	344
Intangible amortization	10	—
Restructuring costs	17	12

	4,163	3,335

OPERATING PROFIT	226	201

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(5)	(7)
Interest expense	(50)	(29)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	171	165
Income taxes	41	47

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	130	118
Equity in (losses) earnings of affiliated companies	(2)	1
Minority interests	(4)	(1)

EARNINGS FROM CONTINUING OPERATIONS	124	118
Loss from discontinued operations, net of tax	(7)	—

NET EARNINGS	$117	$118

Per share of common stock:
Basic earnings from continuing operations	$1.57	$1.73
Discontinued operations, net of tax	(0.09)	—

Basic net earnings	$1.48	$1.73

Diluted earnings from continuing operations	$1.55	$1.70
Discontinued operations, net of tax	(0.09)	—

Diluted net earnings	$1.46	$1.70

Dividends declared	$.43	$.43

Weighted-average shares outstanding (millions):
Basic	78.7	68.1
Diluted	79.9	69.5

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and equivalents	$241	$262
Trade receivables, less allowances (2007: $82; 2006: $84)	2,525	2,676
Inventories	2,656	2,348
Prepaid expenses	107	95
Deferred income taxes	381	372
Other current assets	533	483
Assets of discontinued operations	10	240

Total Current Assets	6,453	6,476

OTHER ASSETS
Investment in affiliated companies	22	23
Goodwill, net	1,760	1,663
Other intangibles, net	1,861	1,871
Deferred income taxes	514	513
Other assets	171	175

	4,328	4,245

PROPERTY, PLANT AND EQUIPMENT
Land	93	94
Buildings	1,147	1,174
Machinery and equipment	7,297	7,186
Accumulated depreciation	(5,448)	(5,297)

	3,089	3,157

Total Assets	$13,870	$13,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$667	$521
Accounts payable	3,005	2,945
Employee compensation	356	420
Accrued advertising and promotions	352	550
Deferred income taxes	58	74
Accrued expenses	774	698
Pension benefits	16	16
Postretirement benefits	97	97
Restructuring costs	136	177
Income taxes	17	79
Other current liabilities	277	287
Current maturities of long-term debt	137	17
Liabilities of discontinued operations	5	121

Total Current Liabilities	5,897	6,002

OTHER LIABILITIES
Deferred income taxes	320	352
Pension benefits	814	838
Postemployment benefits	1,206	1,207
Other liabilities	457	350
Long-term debt	1,674	1,798

	4,471	4,545

MINORITY INTERESTS	57	48

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Shares authorized - 250 million
Shares issued -103 million (2007); 102 million (2006)
Shares outstanding - 79 million (2007); 78 million (2006)	103	102
Paid-in capital	1,905	1,869
Retained earnings	3,280	3,205
Accumulated other comprehensive loss	(593)	(643)
Treasury stock - 24 million shares (2007); 24 million shares (2006)	(1,250)	(1,250)

Total Stockholders’ Equity	3,445	3,283

Total Liabilities and Stockholders’ Equity	$13,870	$13,878

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31

(millions of dollars)

	2007	2006
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$117	$118
Loss from discontinued operations	7	—

Earnings from continuing operations	124	118
Adjustments to reconcile net earnings from continuing operations to net cash flows used in continuing operating activities:
Equity in losses (earnings) of affiliated companies, less dividends received	2	(1)
Gain on disposition of assets	(6)	(3)
Depreciation and amortization	143	96
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	173	55
Inventories	(311)	(215)
Accounts payable	22	(84)
Restructuring charges, net of cash paid	(43)	(5)
Taxes deferred and payable, net	32	47
Accrued pension	(21)	23
Accrued payroll and other compensation	(60)	(73)
Other - net	(214)	(160)

Cash Used In Continuing Operating Activities	(159)	(202)

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(96)	(98)
Proceeds from sale of assets	5	4
Proceeds from sale of Maytag adjacent business	92	—
Acquisition of businesses, net of cash acquired	—	(762)

Cash Provided By (Used In) Investing Activities of Continuing Operations	1	(856)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net proceeds of short-term borrowings	144	963
Repayments of long-term debt	(8)	(191)
Dividends paid	(34)	(29)
Common stock issued under stock plans	22	13
Other	4	11

Cash Provided By Financing Activities of Continuing Operations	128	767

Cash Provided By Discontinued Operations - Operating Activities	6	—

Effect of Exchange Rate Changes on Cash and Equivalents	3	11

Decrease in Cash and Equivalents	(21)	(280)
Cash and Equivalents at Beginning of Period	262	524

Cash and Equivalents at End of Period	$241	$244

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL

          ACCOUNTING POLICIES

The accompanying unaudited Consolidated Condensed Financial Statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2007 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2006 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com.

The Company completed the acquisition of Maytag Corporation (“Maytag”) on March 31, 2006. The results of Maytag’s operations have been included in the Consolidated Condensed Financial Statements beginning April 1, 2006. Further discussion of this transaction can be found under “Maytag Acquisition” in Management’s Discussion and Analysis and in Note C to the Consolidated Condensed Financial Statements.

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended March 31,
(millions of dollars and shares)	2007	2006
Numerator for basic and diluted earnings per share - Earnings from continuing operations	$124	$118

Denominator for basic earnings per share - weighted-average shares	78.7	68.1
Effect of dilutive securities - stock-based compensation	1.2	1.4

Denominator for diluted earnings per share - adjusted weighted-average shares	79.9	69.5

Diluted net earnings per share of common stock includes the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2007 and 2006, approximately 2,414,000 stock options and 456,500 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

Certain reclassifications have been made to prior year data to conform to the current year presentation which had no effect on net income reported for any period.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE B – NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company is evaluating its options provided for under this statement and their potential impact on its financial statements when implemented. This statement is being reviewed in conjunction with the requirements of SFAS No. 157 discussed below.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will implement SFAS No. 157 beginning January 1, 2008 and anticipates that the statement will not materially impact the consolidated financial statements, but will require the Company to provide expanded disclosure on its fair value measurements.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $4 million increase in the liability for unrecognized tax benefits. This increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $8 million, and a reduction to goodwill in the amount of $4 million. Further discussion regarding the adoption of FIN 48 can be found in Note K to the Consolidated Condensed Financial Statements.

NOTE C – MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag and the results of Maytag’s operations have been included in the consolidated financial statements.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

In addition, the Company assumed Maytag’s existing debt of approximately $975 million. The Company also incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price above. Initially, the Company borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

The Company has finalized the allocation of the purchase price to the individual assets acquired and liabilities assumed. The final allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and independent appraisers. Final adjustments recorded as an increase to goodwill in the three months ended March 31, 2007 were approximately $97 million and were related to asset write-downs, increases in warranty reserves and changes in certain other liabilities. The following table presents the final allocation of purchase price related to the Maytag business as of March 31, 2007:

(millions of dollars)
Current assets	$1,359
Assets of discontinued operations	442
Property, plant and equipment	487
Goodwill	1,591
Intangible assets	1,845
Other non-current assets	24

Total assets acquired	5,748

Current liabilities	1,660
Liabilities of discontinued operations	168
Non-current liabilities	2,050

Total liabilities assumed	3,878

Net assets acquired	$1,870

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Goodwill, which is not deductible for tax purposes, has been allocated to the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.

The Company has estimated the fair value of Maytag’s identifiable intangible assets as $1,845 million. The final allocation of purchase price to identifiable intangible assets is as follows:

(millions of dollars)	Estimated Fair Value	Estimated Useful Life
Asset class:

Trademarks - indefinite lived	$1,463
Customer relationships	288	18 years
Patents and non-compete agreements	94	1 to 7 years

	$1,845

The majority of the intangible valuation relates to trademarks. The Company’s final assessment as to trademarks having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The customer relationship intangibles have an estimated useful life of 18 years based on the very low historical and projected customer attrition rates among major retailers. The patents have an estimated useful life of 7 years based on the estimate of the expected life of the technology and the products associated with the technology. The non-compete agreements have an estimated useful life of one year based on the time period in which the agreements are enforceable.

The Company has also completed its analysis of integration plans, pursuant to which the Company has incurred costs primarily related to the elimination of duplicative manufacturing facilities and selling, general and administrative overlap. The Company established reserves for certain severance and exit costs relating to the closure of Maytag facilities including manufacturing plants, the former headquarters location and other administrative offices. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in adjustments to goodwill. A $238 million reserve for certain actions, including the already closed Maytag’s facilities in Galesburg, Illinois and Florence, South Carolina, along with the closure of the Maytag facilities mentioned above, has been recognized as a liability at the date of acquisition.

The following table provides pro forma results of operations for the three months ended March 31, 2006, as if Maytag had been acquired as of January 1, 2006. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars, except per share amounts)	Three Months Ended March 31, 2006

Net sales	$4,566

Earnings from continuing operations	$107
Net earnings	$103

Diluted net earnings per share:
Earnings from continuing operations	$1.35
Loss from discontinued operations	(.04)

Net earnings	$1.30

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs have been eliminated from the pro forma information presented above.

NOTE D – DISCONTINUED OPERATIONS

The Company classified the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential businesses as discontinued operations during the second quarter of 2006. The decision to divest these businesses has allowed us to focus on our core appliance business.

On September 6, 2006, the Company sold the Amana commercial microwave business to Aga Foodservice Inc. for approximately $49 million. Due to the Company’s continuing involvement with the Amana commercial microwave business as an OEM supplier, we reclassified the operating results related to the Amana commercial microwave business into continuing operations during the third quarter of 2006.

On October 23, 2006, the Company completed the sale of Dixie-Narco vending systems to Crane Co. for approximately $46 million. The difference between the proceeds and the net book value of Dixie-Narco assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale.

On December 6, 2006, the Company entered into a definitive agreement to sell the Hoover floor-care business to Techtronic Industries, Co., Ltd. (“TTI”) for approximately $107 million. The sale closed on January 31, 2007. The difference between the proceeds and the net book value of Hoover assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

On February 17, 2007, the Company entered into a definitive agreement to sell the Jade commercial and residential products businesses to Middleby Corporation. The sale closed on April 2, 2007. The difference between the proceeds to be received and the net book value of Jade assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale.

As part of the sale of each of the above operations, the Company retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, the Company retained certain environmental liabilities.

The associated results of operations, financial position and cash flows related to the discontinued operations have been separately reported as of and for the period ended March 31, 2007.

The following table includes certain summary income statement information related to the results of the Hoover and Jade businesses:

(millions of dollars)	Three Months Ended March 31, 2007
Net sales	$43

Loss before income taxes	$(10)
Income tax benefit	3

Loss from discontinued operations, net of tax	$(7)

Additionally, the Consolidated Condensed Balance Sheets include the assets and liabilities of the Jade commercial and residential businesses presented as discontinued operations. As of March 31, 2007, the assets and liabilities of discontinued operations were as follows:

(millions of dollars)	March 31, 2007
Assets

Net receivables	$3
Inventories	4
Net property plant and equipment	3

Total assets of discontinued operations	$10

Liabilities

Accounts payable	$1
Other liabilities	4

Total liabilities of discontinued operations	$5

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE E – STOCK OPTION AND INCENTIVE PLANS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company sponsors several share-based employee incentive plans. Pre-tax compensation expense for stock option grants awarded under these plans recognized during both the three months ended March 31, 2007 and March 31, 2006 was approximately $1 million. Compensation expense related to restricted stock units (“RSU”) for both the three months ended March 31, 2007 and March 31, 2006 was approximately $8 million.

Unrecognized compensation cost related to non-vested stock option and RSU awards as of March 31, 2007 and March 31, 2006 totaled $77 million and $65 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period.

NOTE F - GOODWILL AND OTHER INTANGIBLES

The Company’s total goodwill by operating segment was as follows:

(millions of dollars)	March 31, 2007	December 31, 2006
North America	$1,756	$1,659
Latin America	4	4

Total goodwill	$1,760	$1,663

The Company’s other intangible assets were comprised of the following:

(millions of dollars)	March 31, 2007	December 31, 2006
Intangible assets with indefinite lives	$1,516	$1,516
Amortizable intangible assets with determinable lives	345	355

Total other intangible assets, net	$1,861	$1,871

The changes in the carrying amounts for goodwill since December 31, 2006 are due primarily to final purchase accounting adjustments related to the acquisition of Maytag. All goodwill related to the Maytag acquisition has been recorded in the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Included in the above balances for other intangible assets are accumulated amortization amounts totaling $43 million and $33 million at March 31, 2007 and December 31, 2006, respectively.

NOTE G – INVENTORIES

Inventories consist of the following:

(millions of dollars)	March 31, 2007	December 31, 2006
Finished products	$2,294	$1,980
Raw materials and work in process	497	503

	2,791	2,483
Less: excess of FIFO cost over LIFO cost	135	135

	$2,656	$2,348

NOTE H – RESTRUCTURING CHARGES

Whirlpool Restructuring (excluding Maytag)

The following represents a reconciliation of the changes in restructuring reserves related to Whirlpool projects through March 31, 2007:

(millions of dollars)	Balance January 1, 2007	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance March 31, 2007
Termination costs	$14	$10	$(13)	$—	$—	$—	$11
Non-employee exit costs	3	7	(4)	(2)	—	—	4

Total	$17	$17	$(17)	$(2)	$—	$—	$15

Under its ongoing global operating platform initiatives, the Company has implemented certain restructuring initiatives to strengthen its position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. In addition to the global operating platform initiatives, the Company has implemented organizational initiatives designed to maximize support efficiencies throughout the Company.

The Company incurred pre-tax restructuring charges of $17 million related to these actions during the three months ended March 31, 2007. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statement of Operations

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

and primarily consist of costs incurred to restructure the cooking platform in Latin America, shift refrigeration capacity to lower cost regions in Europe and reorganize the salaried workforce throughout Europe. The Company expects to incur additional costs, not to exceed $83 million, during the last nine months of 2007 related to various restructuring initiatives.

On a segment level, for the three months ended March 31, 2007, the Europe region incurred approximately $3 million and the Latin America region incurred approximately $14 million of restructuring charges.

Maytag Integration

Maytag integration reserves are included in the restructuring costs line in the Consolidated Condensed Balance Sheets. The following represents a reconciliation of the changes in reserves related to Maytag projects through March 31, 2007:

(millions of dollars)	Balance January 1, 2007	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance March 31, 2007
Termination costs	$114	$—	$(34)	$—	$(13)	$—	$67
Non-employee exit costs	46	—	(7)	—	15	—	54

Total	$160	$—	$(41)	$—	$2	$—	$121

In the second quarter of 2006, the Company announced its intention to close the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The Company has established reserves for certain exit costs, including costs relating to these facilities. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. Efforts related to the closure of the Herrin, Illinois and Searcy, Arkansas plants are substantially completed. At March 31, 2007, a $121 million reserve remains for certain actions, including closure of Maytag facilities mentioned above, which were established as a purchase accounting liability. Adjustments to the reserve have been reflected in the table above.

NOTE I – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place at a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

obligation with the bank, and the receivable would revert back to the subsidiary. As of March 31, 2007 and December 31, 2006, these amounts totaled $291 million and $312 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both March 31, 2007 and December 31, 2006. The Company’s total outstanding bank indebtedness under guarantee totaled $124 million and $106 million at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, approximately $6.6 million of undrawn stand-by letters of credit under committed lines were outstanding. These letters of credit were issued by Maytag and assigned to Whirlpool as part of the merger.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company has re-evaluated the cost of a voluntary recall of certain Maytag and Jenn-Air brand dishwashers and has increased its liability as part of purchase accounting related to the Maytag acquisition, with no impact on the Company’s earnings. This amount is included in “Other” in the table below.

The following represents a reconciliation of the changes in product warranty reserves during the three months ended March 31, 2007:

(millions of dollars)
Balance, January 1, 2007	$284
Warranties issued during the period	105
Settlements made during the period	(125)
Other	40

Balance, March 31, 2007	$304

Current portion	$232
Non-current portion	72

Total	$304

Commitments and Contingencies

In April 2006, the Company reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent business units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). The Company changed the corporate name of Multibras to Whirlpool S.A. The reorganization received shareholder and regulatory approvals. The total cost to purchase shares from minority shareholders was approximately $53 million. The remaining minority shareholder ownership is now under 2%.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. After official publication of the Superior Court’s ruling on the counterclaim, the Company filed an additional legal recourse with the Superior Court to clarify its ruling. Depending upon the final ruling, an additional legal appeal may be available to the Superior Court. The Company provided for the potential exposure resulting from this litigation during 2005.

The Company is currently defending a number of putative class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

The Company regularly engages in investigations of potential quality and safety issues as part of its ongoing effort to deliver quality products to its customers. The Company is currently investigating a limited number of potential quality and potential safety issues. As necessary, the Company undertakes to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. The Company currently believes that no such repair or replacement actions of a material nature are required, other than the voluntary recalls described below but will continue to evaluate potential quality and safety issues as new information develops.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand dishwashers. The Company has estimated the cost of the recall to be approximately $82 million and has recorded this liability as part of purchase accounting related to the Maytag acquisition, with no impact on the Company’s earnings. On March 21, 2007, the Company announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines, the cost of which will be borne by the OEM supplier.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect, if any, on the Company’s financial position or results of operations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE J – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2007 and 2006 are indicated below. As previously disclosed, the Company acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

	Three months ended March 31
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
(millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$7.1	$16.0	$1.5	$3.1	$6.2	$3.7
Interest cost	53.7	29.1	4.6	4.1	18.7	9.7
Expected return on plan assets	(62.8)	(36.0)	(2.1)	(1.8)	—	—
Amortization of transition obligation	—	—	—	0.2	—	—
Amortization of prior service cost	1.5	2.2	0.1	0.1	(2.2)	(2.1)
Amortization of net loss	4.3	6.7	0.5	0.5	1.8	4.3

Net periodic cost	$3.8	$18.0	$4.6	$6.2	$24.5	$15.6

The U.S. Whirlpool and Maytag pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For certain salaried Whirlpool employees who are eligible to retire on or before December 31, 2009, the amendment ceasing benefit accruals will be effective December 31, 2009. In addition, the Whirlpool Production Employees Retirement Plan at LaVergne, the Company’s Tennessee manufacturing facility, which covers union employees, was amended to cease all benefit accruals effective January 31, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendments and is not classified within pension expense. As a result of the amendments, the Company recognized a net curtailment charge of approximately $6 million in 2006.

NOTE K – INCOME TAXES

The effective income tax rate for the quarter ended March 31, 2007 was approximately 24.1% versus 28.5% for the quarter ended March 31, 2006. The change results from a combination of the dispersion of global income, tax credit availability, tax planning activities and certain discrete items recognized during the quarter. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

Total unrecognized tax benefits recorded in the accompanying Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006 are $174 million and $164 million, respectively. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $4 million increase in the liability for unrecognized tax benefits. The increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $8 million and a reduction to goodwill in the amount of $4 million. Subsequent to January 1, 2007, the Company recognized a $6 million increase in the liability for unrecognized tax benefits.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Included in the January 1, 2007 and March 31, 2007 liability for unrecognized tax benefits are $116 million and $122 million, respectively, of unrecognized tax benefits that if recognized would impact the effective tax rate. In addition, as of both January 1, 2007 and March 31, 2007, there are $52 million of unrecognized tax benefits to which any subsequent recognition would reduce goodwill.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. Included in the balance of unrecognized tax benefits as of January 1, 2007 and March 31, 2007 are accrued interest and penalties in the amount of $35 million and $43 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2006 that is anticipated to be completed during 2008. It is reasonably possible that certain unrecognized tax benefits related to dispersion of income and tax credits totaling $38 million could be settled with the related jurisdictions during the next 12 months. If settled for an amount other than $38 million, any difference would impact the Company’s effective tax rate during the quarter in which the settlement occurred.

NOTE L – COMPREHENSIVE INCOME

A summary of increases in stockholders’ equity, net of income taxes, which did not result directly from transactions with stockholders follows:

	Three months ended March 31,
(millions of dollars)	2007	2006
Net earnings	$117	$118
Currency translation adjustments - net	42	57
Cash flow hedges - net	5	41
SFAS No. 158 Adjustments	3	—

Total	$167	$216

NOTE M – GEOGRAPHIC SEGMENTS

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The Company identifies such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes, minority interests and restructuring. Total assets by segment are those assets directly associated with the respective operating activities. The Maytag geographic information has been included in the North America, Europe, and Asia segments. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other restructuring and discontinued operations. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding restructuring. These restructuring charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the quarter ended March 31, 2007, the operating segments recorded total restructuring charges as follows: Europe - $3 million and Latin America - $14 million, for a total of $17 million. For the quarter ended March 31, 2006, the operating segments recorded total restructuring charges as follows: North America - $2.5 million, Europe - $4 million, Latin America - $2.5 million and Asia - $3 million, for a total of $12 million.

During the first quarter of 2007, the Company adopted changes to its segment reporting consistent with the methodology the chief operating decision maker now uses to evaluate each segment’s operating and financial results. The Company previously included the financial results for its Caribbean operations and exports of certain portable appliances to Europe within its North America business segment. The results for these businesses are now being reported within the Latin America and Europe segments, respectively. In addition, the Company has reallocated certain costs previously included within corporate administrative expense to each of the respective regions. Regional results for 2006 have been reclassified to reflect these changes to conform to the 2007 presentation.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Three Months Ended March 31	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated

Net sales
2007	$2,725	$830	$754	$116	$(36)	$4,389
2006 reclassified	$2,145	$722	$584	$97	$(12)	$3,536
2006 previously reported	$2,211	$710	$530	$97	$(12)	$3,536

Intersegment sales
2007	$44	$140	$34	$50	$(268)	$—
2006 reclassified	$12	$130	$32	$48	$(222)	$—
2006 previously reported	$12	$130	$32	$48	$(222)	$—

Depreciation and amortization
2007	$89	$27	$5	$19	$3	$143
2006 reclassified	$46	$23	$17	$4	$6	$96
2006 previously reported	$46	$23	$17	$4	$6	$96

Operating profit (loss)
2007	$159	$38	$84	$1	$(56)	$226
2006 reclassified	$196	$33	$32	$(4)	$(56)	$201
2006 previously reported	$216	$35	$29	$(2)	$(77)	$201

Total assets
March 31, 2007	$8,582	$3,010	$2,157	$607	$(486)	$13,870
December 31, 2006 reclassified	$8,444	$3,001	$2,037	$603	$(207)	$13,878
December 31, 2006 previously reported	$8,536	$2,965	$1,982	$603	$(208)	$13,878

Capital expenditures
2007	$61	$11	$19	$4	$1	$96
2006 reclassified	$64	$12	$14	$7	$1	$98
2006 previously reported	$64	$12	$14	$7	$1	$98

NOTE N – SUBSEQUENT EVENTS

On April 2, 2007, the Company sold the Jade commercial and residential products businesses to Middleby Corporation. The difference between the proceeds to be received and the net book value of Jade assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale. Further discussion can be found in Note D to the Consolidated Condensed Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation is a global manufacturer of major home appliances with 2006 revenues of $18 billion and net earnings of $433 million. Whirlpool’s four reportable segments are based on geography and consist of North America (65% of 2006 revenue), Europe (19% of 2006 revenue), Latin America (13% of 2006 revenue), and Asia (3% of 2006 revenue). Whirlpool is a leading producer of major home appliances in North America and Latin America and has a significant presence in markets throughout Europe, India and China. Whirlpool has received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

Whirlpool’s growth strategy over the past several years has been to introduce innovative new products, increase customer loyalty for our brands, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions.

On March 31, 2006, we completed the acquisition of Maytag Corporation (“Maytag”). The acquisition represents a major strategic event in Whirlpool’s history and is expected to result in significant efficiencies as well as future growth opportunities. During 2006, Whirlpool began integrating the manufacturing, administrative, supply chain and technology operations of Maytag. The results of Maytag’s operations have been included in the Consolidated Condensed Financial Statements from the acquisition date forward. Further discussion of this transaction can be found under “Maytag Acquisition” and in Note C to the Consolidated Condensed Financial Statements.

Whirlpool monitors country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. In addition to profitability, management also focuses on country, brand, product and channel sales, when assessing and forecasting financial results. Whirlpool intends to utilize its global manufacturing, procurement and technology footprint to enhance Whirlpool’s position in the global appliance industry. Material and oil-related costs have remained volatile during 2007. Whirlpool currently anticipates that material and oil-related costs for 2007 may increase by $450 to $500 million over the material and oil-related costs experienced in 2006. Whirlpool expects to offset these higher costs with incremental efficiencies realized from the Maytag acquisition, productivity improvements, new product introductions, including the revitalization of Maytag branded products, cost-based price adjustments and improved product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations present Whirlpool’s operating results for the three months ended March 31, 2007 and 2006. All comparisons are to 2006, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in Whirlpool’s financial condition and results of operations and should be read along with the Consolidated Condensed Financial Statements.

On May 23, 2006, Whirlpool announced its intention to sell the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential products businesses and reported these businesses as discontinued operations during the second quarter.

On September 6, 2006, Whirlpool completed the sale of the Amana commercial microwave business. Due to Whirlpool’s continuing involvement with the Amana commercial microwave business as an OEM supplier, we reclassified its operating results into continuing operations during the third quarter of 2006.

On October 23, 2006, Whirlpool completed the sale of the Dixie-Narco vending systems business.

On December 6, 2006, Whirlpool entered into a definitive agreement to sell the Hoover floor-care business. The sale closed on January 31, 2007.

On February 17, 2007, Whirlpool entered into a definitive agreement to sell the Jade commercial and residential products businesses. The sale closed on April 2, 2007.

We have now completed all divestitures associated with the Maytag acquisition. The Hoover floor-care and Jade commercial and residential businesses are reported as discontinued operations for the first quarter of 2007.

During the first quarter of 2007, Whirlpool adopted changes to its segment reporting consistent with the methodology the chief operating decision maker now uses to evaluate each segment’s operating and financial results. Whirlpool previously included the financial results for its Caribbean operations and exports of certain portable appliances to Europe within its North America business segment. The results for these businesses are now being reported within the Latin America and Europe segments, respectively. In addition, Whirlpool has reallocated certain costs previously included within corporate administrative expense to each of the respective regions. Regional results for 2006 have been reclassified to reflect these changes to conform to the 2007 presentation. For further discussion, see Note M to the Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Net Sales

Total units sold increased 12% for the quarter while net sales increased 24.1%. Excluding the impact of currency, net sales increased approximately 22%.

	Three Months Ended March 31
(millions of dollars)	2007	2006	Change
Net Sales:
North America	$2,725	$2,145	27.0%
Europe	830	722	14.9%
Latin America	754	584	29.1%
Asia	116	97	19.6%
Other/eliminations	(36)	(12)	—

Consolidated	$4,389	$3,536	24.1%

Significant regional trends were as follows:

•

North America unit volumes increased approximately 10% for the quarter while sales increased 27.0%. The unit volume and sales improvements were due to the addition of Maytag. Excluding the impact of the Maytag acquisition, sales declined by $106 million or 5% during the quarter due to significantly lower industry demand. Currency fluctuations did not have a material effect on net sales for the quarter.

•

Europe unit volumes increased approximately 6% for the quarter. The increase in volume was driven by strong Whirlpool brand performance and the positive impact of innovative new product offerings. Net sales increased 14.9%. Excluding currency fluctuations, net sales increased approximately 7%.

•

Latin America unit volumes increased approximately 34% for the quarter. Net sales in Latin America increased 29.1%, reflecting continued robust industry growth, a favorable macro-economic environment in Brazil, and strong consumer demand for innovative Whirlpool brands. Excluding currency fluctuations, net sales increased approximately 24%.

•

Asia unit volumes increased approximately 10% for the quarter. Net sales in Asia increased 19.6% driven by the favorable impact of successful new product introductions and improved product mix. Currency fluctuations did not have a material effect on net sales for the quarter.

For the full year 2007, appliance industry shipments are expected to decrease 2% to 3% in the U.S., increase approximately 2% to 3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

in Europe, increase 15% to 20% in Latin America and increase 5% to 10% in Asia. We expect industry unit shipments to continue to be lower on a year-over-year basis in the United States during the first half of the year and improve in the second half of the year.

Gross Margin

Gross margin as a percentage of sales decreased to 14.3% for the quarter, from 15.7%. Higher material prices and acquisition integration costs were partly offset by acquisition efficiencies, favorable price and mix, regional tax incentives and productivity. Whirlpool expects higher material prices during the remainder of 2007, which are anticipated to be mitigated by enacted cost-based price adjustments, strong cost controls and productivity improvements, as well as benefits from acquisition efficiencies and recent product introductions.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales decreased from 9.7% to 8.6% during the quarter, driven by acquisition efficiencies, administrative cost reductions and a higher sales base.

	Three Months Ended March 31
(millions of dollars)	2007	As a % of Sales	2006	As a % of Sales
Selling, General and Administrative Expenses
North America	$182	6.7%	$140	6.5%
Europe	70	8.4	74	10.3
Latin America	70	9.2	69	11.9
Asia	18	15.5	19	20.1
Corporate/Other	35	—	42	—

Consolidated	$375	8.6%	$344	9.7%

Restructuring Costs

Restructuring charges of $17 million which were recorded in the current quarter primarily relate to costs incurred to restructure the cooking platform in Latin America, shift refrigeration capacity to lower cost regions in Europe and reorganize the salaried workforce throughout Europe. See Note H to the Consolidated Condensed Financial Statements for further information.

Interest and Sundry Income (Expense)

Interest income and sundry income (expense) decreased by $2 million during the quarter ended March 31, 2007 as compared to the same period of the prior year primarily due to higher international interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Interest Expense

Interest expense increased $21 million when compared to the same period one year ago. The increase in interest expense is primarily due to the acquisition of Maytag.

Income Taxes

The effective income tax rate for the quarter ended March 31, 2007 was approximately 24.1% versus 28.5% for the quarter ended March 31, 2006. The change results from a combination of the dispersion of global income, tax credit availability, tax planning activities and certain discrete items. At the end of each interim period, Whirlpool makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $124 million, or $1.55 per diluted share, versus $118 million, or $1.70 per diluted share in the year ago quarter. Overall performance was driven by continued improvement from Whirlpool’s international businesses, acquisition efficiencies, strong cost reduction actions, regional tax incentives, productivity and cost-based price adjustments. This performance was partially offset by higher material prices, lower U.S. industry demand, acquisition integration costs, increased interest expense and higher shares outstanding.

Discontinued Operations

Whirlpool classified the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential businesses as discontinued operations during the second quarter of 2006. The decision to divest these businesses has allowed us to focus on our core appliance business.

On September 6, 2006, Whirlpool sold the Amana commercial microwave business to Aga Foodservice Inc. for approximately $49 million. Due to Whirlpool’s continuing involvement with the Amana commercial microwave business as an OEM supplier, we reclassified the operating results related to the Amana commercial microwave business into continuing operations during the third quarter of 2006.

On October 23, 2006, Whirlpool completed the sale of Dixie-Narco vending systems to Crane Co. for approximately $46 million.

On December 6, 2006, Whirlpool entered into a definitive agreement to sell the Hoover floor-care business to Techtronic Industries, Co., Ltd. (“TTI”) for approximately $107 million. The sale closed on January 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

On February 17, 2007, Whirlpool entered in a definitive agreement to sell the Jade commercial and residential products businesses to Middleby Corporation. The sale closed on April 2, 2007.

As part of the sale of each of the above operations, we retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, Whirlpool retained certain environmental liabilities.

Further information related to these sales can be found in Note D – Discontinued Operations in the Notes to Consolidated Condensed Financial Statements.

Net Earnings

Net earnings for the current quarter were $117 million, or $1.46 per diluted share, versus $118 million, or $1.70 per diluted share in the year ago quarter.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the three months ended March 31, 2007 and 2006 by classifying transactions into three major categories: operating, investing and financing activities. Whirlpool has presented cash flows pertaining to the discontinued operations separately within the statements.

Operating Activities of Continuing Operations

Whirlpool’s main source of liquidity is cash generated from continuing operating activities consisting of net earnings from continuing operations adjusted for non-cash operating items, such as depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in continuing operating activities in the first three months of 2007 was $159 million compared to cash used in continuing operating activities of $202 million in 2006. Higher inventories, reflecting lower than anticipated industry demand and safety stock to support the Maytag product transition to existing Whirlpool manufacturing facilities, acquisition integration restructuring, pension contribution and higher advertising and promotional payments were more than offset by lower accounts receivable balances and higher trade payables. Whirlpool anticipates a reduction in the level of inventory reported at March 31, 2007 by the end of the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Investing Activities of Continuing Operations

The principal recurring investing activities of continuing operations are property additions. Net property additions for the three months ended March 31, 2007 were $96 million compared to $98 million in the year ago period. These expenditures are primarily for equipment and tooling driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. In addition, during the quarter ended March 31, 2007 Whirlpool received the $92 million remaining proceeds from the sale of the Hoover floor-care business. For the quarter ended March 31, 2006, included in investing activities of continuing operations, is the cash disbursed to acquire Maytag, net of the cash acquired in the transaction, of $762 million.

Financing Activities of Continuing Operations

Cash provided by continuing financing activities for the three months ended March 31, 2007 was $128 million compared to cash provided by continuing financing activities of $767 million in the year ago period. Net proceeds from short-term borrowings of $144 million for the three months ended March 31, 2007 relate primarily to supporting seasonal working capital needs. Prior year cash provided by financing activities reflected the issuance of short-term debt to initially finance the Maytag acquisition. Repayments of long-term debt for the three months ended March 31, 2007 were $8 million. Further information regarding debt proceeds and repayments can be found in the Financial Condition and Liquidity section of Management’s Discussion and Analysis. During the quarter ended March 31, 2007 Whirlpool also paid dividends to common stockholders totaling $34 million and received proceeds from the issuance of common stock under stock plans of $22 million.

FINANCIAL CONDITION AND LIQUIDITY

Whirlpool’s objective is to finance its business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, Whirlpool avoids concentrations of debt, reducing liquidity risk. Whirlpool has varying needs for short-term working capital financing as a result of the nature of its business. The volume and timing of refrigeration and air conditioning production impacts Whirlpool’s cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. Whirlpool finances its working capital fluctuations primarily through the commercial paper markets in the U.S., Europe and Canada, which are supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. Whirlpool has access to long-term funding in the U.S., Europe and other public bond markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Whirlpool’s financial position is supported by strong annual cash provided by continuing operating activities and our borrowing capacity under our long-term committed credit facilities. At both December 31, 2006 and March 31, 2007, our total assets were $13.9 billion.

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

On December 2, 2005, Whirlpool entered into an Amended and Restated Long Term Five-Year Credit Agreement (the “Amended and Restated Credit Agreement”), and a 364-Day Credit Agreement (the “364-Day Credit Agreement” and together with the Amended and Restated Credit Agreement, the “Credit Facilities”).

The Credit Facilities provide for a $2.2 billion 5-year credit facility, which includes a $200 million letter of credit subfacility, and a $500 million 364-Day Credit Facility, which may be converted into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement became available on March 29, 2006. The $500 million 364-Day Credit Facility matured in December of 2006, reducing the committed Credit Facility to $2.2 billion. Borrowings under the Credit Facilities are available to Whirlpool and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, will be guaranteed by Whirlpool. Interest under the Credit Facilities accrues at a variable annual rate based on the LIBOR plus a margin dependent on Whirlpool’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

credit rating at that time. The Credit Facilities require Whirlpool to meet certain financial tests and contain specific covenants. Undrawn stand-by letters of credit totaling $6.6 million issued under the letter of credit subfacility reduce the availability of these committed lines.

On June 15, 2004, Whirlpool announced that the Board of Directors authorized a new share repurchase program whereby Whirlpool may repurchase up to $500 million of outstanding common stock. Whirlpool did not repurchase any shares during 2006 or in the three months ended March 31, 2007. However, earlier this month, Whirlpool resumed the repurchase of shares under this authorization, of which approximately $447 million remains outstanding.

Whirlpool believes its capital resources and liquidity position at March 31, 2007 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, Whirlpool has access to capital markets in the U.S. and internationally.

MAYTAG ACQUISITION

On March 31, 2006, Whirlpool completed its acquisition of Maytag. With the acquisition, Whirlpool added an array of home appliance brands including Maytag, Jenn-Air and Amana. Cost efficiencies are being realized from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas.

Whirlpool expects to achieve efficiencies of $350 to $400 million during 2007, compared to $107 million in 2006, and anticipates annualized savings in excess of $400 million to be fully realized by 2008. Whirlpool expects to incur approximately $220 million in pre-tax, one-time cash costs between 2007 through 2009 to realize the annualized savings estimates. Approximately $60 million of these costs are expected to impact earnings between 2007 and 2008. It is anticipated that approximately $40 million of these remaining costs will impact 2007 earnings, as compared to $89 million of costs that impacted 2006 earnings.

For additional information on the Maytag acquisition, see Note C to the Consolidated Condensed Financial Statements.

OTHER MATTERS

The Brazilian Constitution provides the basis for tax credits on purchases of raw materials used in production. The credit applies to purchases of raw materials that are tax exempt or have a zero tax rate. Several court decisions supported that tax credit and during 2003 and 2004, Whirlpool calculated tax credits under this provision. The original amount recorded as tax credits is approximately $22 million. No credits were recorded in 2005 or 2006. The credit recorded by Whirlpool has been challenged by the Brazilian tax authorities. Whirlpool is defending the case at an administrative level.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

On September 15, 2006, the Latin America region paid the Brazilian government approximately $22 million in federal taxes, penalties and interest for amounts relating to certain VAT tax amounts that had been in dispute for a number of years.

In April 2006, Whirlpool reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). Whirlpool changed the corporate name of Multibras to Whirlpool S.A. The total cost to purchase shares from minority shareholders in connection with the reorganization was $53 million. The remaining minority shareholders’ ownership now is under 2%.

The Whirlpool Employee Pension Plan (the “WEPP”) was amended to cease benefit accruals for the majority of participants effective December 31, 2006. For employees who are eligible to retire before January 1, 2010, the plan has been amended to continue previous plan benefit accruals through the earlier of the date of retirement or January 1, 2010. A defined contribution plan is being provided to eligible affected employees subsequent to the effective date of the plan amendments. As a result of these changes, Whirlpool recognized a curtailment charge for prior service costs of approximately $6 million during 2006.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex. These incentives allow the use of credits as an offset against current Brazilian federal excise tax on domestic sales. Whirlpool was able to recognize net export credits of $30 million during the first quarter of 2007 and expects to continue recognizing credits as they are monetized. On March 31, 2007, Whirlpool’s remaining credits were approximately $770 million after adjusting for currency fluctuations and monetary adjustments.

The Waste Electrical and Electronic Equipment (“WEEE”) directive, issued by the European Union (“EU”) on February 13, 2003, requires EU-member states to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of December 31, 2006, almost all EU member states had transposed the directive into national legislation. Whirlpool is compliant in all countries where laws have been implemented. The cost of WEEE for Whirlpool in 2006 was almost entirely recovered through visible fees that have been added to the price of the products, allowed until 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Whirlpool continues to evaluate the impact of the WEEE legislation in those countries where laws have not been implemented and is, therefore, presently unable to estimate the potential cost of complying with the directive in these states. In states that have adopted legislation, Whirlpool has complied with all requirements. The net impact of compliance with this directive did not have a material effect on Whirlpool’s results of operations for the three month periods ended March 31, 2007 or 2006.

In 1989, a Brazilian affiliate (now a subsidiary) of Whirlpool brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to Whirlpool became final. In 2001, the financial institution began a collection action, and Whirlpool responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. After official publication of the Superior Court’s ruling on the counterclaim, the Company filed an additional legal recourse with the Superior Court to clarify its ruling. Depending upon the final ruling, an additional legal appeal may be available to the Superior Court. The Company provided for the potential exposure resulting from this litigation during 2005.

Whirlpool is currently defending six putative class action suits alleging breach of warranty, fraud and violation of state consumer protection acts, three of which are in federal courts and the remaining three in state courts. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. Whirlpool believes these suits are without merit, intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

Whirlpool regularly engages in investigations of potential quality and safety issues as part of its ongoing effort to deliver quality products to its customers. Whirlpool is currently investigating a limited number of potential quality and potential safety issues. As necessary, Whirlpool undertakes to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. Whirlpool currently believes that no such repair or replacement actions of a material nature are required, other than the voluntary recalls described below and in Note I to the Consolidated Condensed Financial Statements, but will continue to evaluate potential quality and safety issues as new information develops.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand dishwashers. Whirlpool has estimated the cost of the recall to be approximately $82 million and has recorded this liability as part of purchase accounting related to the Maytag acquisition, with no impact on Whirlpool’s earnings. On March 21, 2007, Whirlpool announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines, the cost of which will be borne by the OEM supplier.

Whirlpool is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect, if any, on Whirlpool’s financial position or results of operations.

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices, as well as expectations as to the integration with Maytag Corporation. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European, manufacturers and the strength of trade customers; (2) Whirlpool’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 14% of Whirlpool’s 2006 consolidated net sales of $18.1 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) Whirlpool’s ability to complete the integration of Maytag Corporation on a timely basis and realize the full anticipated benefits of the merger within the current cost estimates; (4) demand for Whirlpool’s products, including the strength of the U.S. building industry and the level of interest rates; (5) the ability of Whirlpool to achieve its business plans, including productivity improvements, cost control, leveraging of its global operating platform, acceleration of the rate of innovation and realization of cost-based price increases; (6) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (7) the ability of suppliers of critical

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

parts components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (8) changes in market conditions, health care cost trends and regulatory changes that could increase future funding obligations for pension and postretirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations, including regulations in Europe regarding appliance disposal; (10) potential exposure to product liability claims, including claims that may arise through Whirlpool’s regular investigations of potential quality issues as part of its ongoing effort to provide quality products to consumers; (11) the impact of labor relations; (12) Whirlpool’s ability to obtain and protect intellectual property rights; (13) volatility in Whirlpool’s effective tax rate; (14) the ability of Whirlpool to manage foreign currency fluctuations; (15) global, political, and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic markets, including uncertainty and disruptions arising from natural disasters, or terrorist activities; (16) risks associated with operations outside the U.S.; and (17) the ability of Whirlpool to attract, develop and retain executives and other qualified employees.

Whirlpool undertakes no obligation to update any forward-looking statement, and investors are advised to review disclosures in Whirlpool’s filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A to Part II of this report and Item 1A to Part I of Whirlpool’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Whirlpool’s exposures to market risk since December 31, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Whirlpool maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in Whirlpool’s filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Whirlpool’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, Whirlpool completed an evaluation under the supervision and with the participation of Whirlpool’s management, including Whirlpool’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Whirlpool’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, Whirlpool’s Chief Executive Officer and Chief Financial Officer concluded that Whirlpool’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

(b)	Changes in internal control over financial reporting.

On March 31, 2006, Whirlpool completed its acquisition of Maytag Corporation (“Maytag”), at which time Maytag became a subsidiary of Whirlpool. Whirlpool is in the process of integrating Maytag operations and considers Maytag material to the Consolidated Condensed Financial Statements and believes that the internal controls and procedures have a material effect on Whirlpool’s internal control over financial reporting. Whirlpool has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Maytag.

There were no other changes in Whirlpool’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Whirlpool’s internal control over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2007

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note I to the Consolidated Condensed Financial Statements contained in Part I, Item I of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the addition of a new risk factor entitled “Our ability to attract, develop and retain executives and other qualified employees is crucial to our results of operations and future growth.” The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results.

Our ability to attract, develop and retain executives and other qualified employees is crucial to our results of operations and future growth. We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations and the home appliance industry. We cannot assure you that any of these individuals will continue to be employed by us. A lengthy period of time is required to hire and develop replacement personnel when skilled personnel depart the company. An inability to hire, develop and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our profits, growth and operating margins.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2007

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

April 30, 2007