Form 10-Q
period 2007-06-30
WHIRLPOOL CORP /DE/
filed 2007-07-27
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 M-63 Benton Harbor, Michigan	49022-2692 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code    (269) 923-5000

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

Large Accelerated Filer    ☒                  Accelerated Filer    ☐                  Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 26, 2007
Common stock, par value $1 per share	78,580,229

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30

(millions of dollars except per share data)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net sales	$4,854	$4,734	$9,243	$8,270

EXPENSES:
Cost of products sold	4,121	4,034	7,882	7,013
Selling, general and administrative	463	465	838	809
Intangible amortization	7	9	17	9
Restructuring costs	16	21	33	33

	4,607	4,529	8,770	7,864

OPERATING PROFIT	247	205	473	406

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	2	(12)	(3)	(19)
Interest expense	(49)	(56)	(99)	(85)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	200	137	371	302
Income taxes	29	35	70	82

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	171	102	301	220
Equity in (losses) earnings of affiliated companies	(2)	1	(4)	2
Minority interests	(8)	(3)	(12)	(4)

EARNINGS FROM CONTINUING OPERATIONS	161	100	285	218
Loss from discontinued operations, net of tax	—	(9)	(7)	(9)

NET EARNINGS	$161	$91	$278	$209

Per share of common stock:
Basic earnings from continuing operations	$2.04	$1.28	$3.62	$3.01
Discontinued operations, net of tax	—	(0.12)	(0.09)	(0.13)

Basic net earnings	$2.04	$1.16	$3.53	$2.88

Diluted earnings from continuing operations	$2.00	$1.26	$3.55	$2.96
Discontinued operations, net of tax	—	(0.12)	(0.09)	(0.13)

Diluted net earnings	$2.00	$1.14	$3.46	$2.83

Dividends declared	$.43	$.43	$.86	$.86

Weighted-average shares outstanding (millions):
Basic	78.8	78.0	78.8	72.4
Diluted	80.5	79.4	80.2	73.7

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and equivalents	$343	$262
Trade receivables, less allowances (2007: $85; 2006: $84)	2,683	2,676
Inventories	2,810	2,348
Deferred income taxes	374	372
Other current assets	656	578
Assets of discontinued operations	—	240

Total Current Assets	6,866	6,476

OTHER ASSETS
Investment in affiliated companies	18	23
Goodwill, net	1,760	1,663
Other intangibles, net	1,855	1,871
Deferred income taxes	534	513
Other assets	176	175

	4,343	4,245

PROPERTY, PLANT AND EQUIPMENT
Land	90	94
Buildings	1,170	1,174
Machinery and equipment	7,433	7,186
Accumulated depreciation	(5,613)	(5,297)

	3,080	3,157

Total Assets	$14,289	$13,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$788	$521
Accounts payable	3,191	2,945
Employee compensation	416	420
Accrued advertising and promotions	404	550
Deferred income taxes	63	74
Accrued expenses	667	698
Pension benefits	16	16
Postretirement benefits	97	97
Restructuring costs	119	177
Income taxes	37	79
Other current liabilities	287	287
Current maturities of long-term debt	137	17
Liabilities of discontinued operations	—	121

Total Current Liabilities	6,222	6,002

OTHER LIABILITIES
Deferred income taxes	313	352
Pension benefits	801	838
Postretirement benefits	1,221	1,207
Other liabilities	431	350
Long-term debt	1,677	1,798

	4,443	4,545

MINORITY INTERESTS	57	48

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Shares authorized - 250 million
Shares issued -103 million (2007); 102 million (2006)
Shares outstanding - 78 million (2007); 78 million (2006)	103	102
Paid-in capital	1,951	1,869
Retained earnings	3,407	3,205
Accumulated other comprehensive loss	(543)	(643)
Treasury stock - 25 million shares (2007); 24 million shares (2006)	(1,351)	(1,250)

Total Stockholders’ Equity	3,567	3,283

Total Liabilities and Stockholders’ Equity	$14,289	$13,878

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30

(millions of dollars)

	2007	2006
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$278	$209
Loss from discontinued operations	7	9

Earnings from continuing operations	285	218
Adjustments to reconcile earnings from continuing operations to net cash flows (used in) provided by continuing operating activities:
Equity in losses (earnings) of affiliated companies, less dividends received	4	(2)
(Gain) loss on disposition of assets	(12)	8
Depreciation and amortization	292	237
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	(9)	82
Inventories	(429)	(351)
Accounts payable	162	(9)
Restructuring charges, net of cash paid	(61)	(9)
Taxes deferred and payable, net	38	(11)
Accrued pension	(9)	47
Accrued payroll and other compensation	(45)	(66)
Other – net	(222)	(63)

Cash (Used In) Provided By Continuing Operating Activities	(6)	81

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(202)	(233)
Proceeds from sale of assets	20	6
Proceeds from sale of Maytag adjacent businesses	100	—
Purchase of minority interest shares	—	(53)
Acquisition of businesses, net of cash acquired	—	(795)

Cash Used In Investing Activities of Continuing Operations	(82)	(1,075)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net proceeds of short-term borrowings	261	198
Proceeds from borrowings of long-term debt	3	748
Repayments of long-term debt	(8)	(190)
Dividends paid	(68)	(62)
Purchase of treasury stock	(101)	—
Common stock issued under stock plans	51	40
Other	10	11

Cash Provided By Financing Activities of Continuing Operations	148	745

Cash Provided By Discontinued Operations
Operating Activities	6	12
Investing Activities	—	(2)

Cash Provided By Discontinued Operations	6	10

Effect of Exchange Rate Changes on Cash and Equivalents	15	16

Increase (Decrease) in Cash and Equivalents	81	(223)
Cash and Equivalents at Beginning of Period	262	524

Cash and Equivalents at End of Period	$343	$301

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited Consolidated Condensed Financial Statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 2007 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2006 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com. References in this document to “Whirlpool”, “the Company”, “we”, “our”, or “us” refer to Whirlpool Corporation and its subsidiaries except where the context otherwise requires.

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

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(millions of dollars and shares)	2007	2006	2007	2006
Numerator for basic and diluted net earnings per share - Earnings from continuing operations	$161	$100	$285	$218

Denominator for basic net earnings per share - weighted-average shares	78.8	78.0	78.8	72.4
Effect of dilutive securities - stock-based compensation	1.7	1.4	1.4	1.3

Denominator for diluted net earnings per share - adjusted weighted-average shares	80.5	79.4	80.2	73.7

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three and six months ended June 30, 2007 there were no stock options excluded from the calculation of diluted net earnings per share as their exercise prices did not render them anti-dilutive. For both the three and six months ended June 30, 2006, approximately 2,100,000 stock options were excluded from the calculation of diluted net earnings per share because their exercise prices rendered them anti-dilutive.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will implement SFAS No. 157 beginning January 1, 2008 and anticipates that the statement will not materially impact the consolidated financial statements, but will require the Company to provide expanded disclosure on its fair value measurements.

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

NOTE C – MAYTAG ACQUISITION

On March 31, 2006, the Company completed its acquisition of Maytag and the results of Maytag’s operations have been included in the Consolidated Condensed Financial Statements beginning April 1, 2006.

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

The Company finalized the allocation of purchase price to the individual assets acquired and liabilities assumed on March 31, 2007. The final allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and independent appraisers. The following table presents the completed allocation of purchase price related to the Maytag business as of the date of acquisition.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The Company has estimated the fair value of Maytag’s identifiable intangible assets as $1,845 million. The final allocation of purchase price to identifiable intangible assets is as follows:

(millions of dollars)	Estimated Fair Value	Estimated Useful Life
Asset class:
Trademarks	$1,463	Indefinite life
Customer relationships	288	18 years
Patents and non-compete agreements	94	1 to 7 years

	$1,845

The majority of the intangible valuation relates to trademarks. The Company’s final assessment as to trademarks having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The customer relationship intangibles have an estimated useful life of 18 years based on the very low historical and projected customer attrition rates among major retailers. The patents have an estimated useful life of 7 years based on the estimate of the expected life of the technology and the products associated with the technology. The non-compete agreements have an estimated useful life of one year based on the time period in which the agreements are enforceable. The non-compete agreements were fully amortized as of March 31, 2007.

The Company has also completed its analysis of integration plans, pursuant to which the Company has incurred costs primarily related to the elimination of duplicative manufacturing facilities and selling, general and administrative overlap. The Company established reserves for certain severance and exit costs relating to the closure of Maytag facilities including manufacturing plants, the former headquarters location and other administrative offices. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in adjustments to goodwill. A $238 million reserve for certain actions, including the already-closed Maytag facilities in Galesburg, Illinois and Florence, South Carolina, along with the closure of the Maytag facilities mentioned above, has been recognized as a liability at the date of acquisition.

The following table provides pro forma results of operations for the six months ended June 30, 2006, as if Maytag had been acquired on January 1, 2006. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars, except diluted earnings per share)	Six Months Ended June 30, 2006

Net sales	$9,305

Earnings from continuing operations	$205
Net earnings	$195

Diluted net earnings per share:
Earnings from continuing operations	$2.58
Loss from discontinued operations	(0.12)

Net earnings	$2.46

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs, have been eliminated from the pro forma information presented above.

NOTE D – DISCONTINUED OPERATIONS

The Company classified the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential businesses as discontinued operations during the second quarter of 2006. The decision to divest these businesses allowed the Company to focus on its core appliance business.

On September 6, 2006, the Company completed the sale of the Amana commercial microwave business to Aga Foodservice Inc. for approximately $49 million. Due to the Company’s continuing involvement with the Amana commercial microwave business as an OEM supplier, we reclassified the operating results related to the Amana commercial microwave business into continuing operations during the third quarter of 2006.

On October 23, 2006, the Company completed the sale of Dixie-Narco vending systems to Crane Co. for approximately $46 million. The difference between the proceeds and the net book value of Dixie-Narco assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale.

On January 31, 2007, the Company completed the sale of the Hoover floor-care business to Techtronic Industries, Co., Ltd. (“TTI”) for approximately $107 million. The difference between the proceeds and the net book value of Hoover assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

On April 2, 2007, the Company completed the sale of the Jade commercial and residential products businesses to Middleby Corporation. The difference between the proceeds received and the net book value of Jade assets was recorded as an adjustment to the goodwill amount recorded in connection with the acquisition of Maytag and, accordingly, there was no gain or loss related to the sale.

As part of the sale of each of the above operations, the Company retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, the Company retained certain environmental liabilities.

The associated results of operations, financial position and cash flows related to the discontinued operations have been separately reported as of and for the three and six month periods ended June 30, 2007 and June 30, 2006.

The following table includes certain summary income statement information related to the results of the Hoover and Jade businesses:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2007	2006	2007	2006
Net sales	N/A	$181	$43	$181

Loss before income taxes	N/A	$(17)	$(10)	$(17)
Income tax benefit	N/A	8	3	8

Loss from discontinued operations, net of tax	N/A	$(9)	$(7)	$(9)

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

The Company sponsors several share-based employee incentive plans. Pre-tax compensation expense for grants awarded under these plans recognized during the three months and six months ended June 30, 2007 and June 30, 2006 was as follows:

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Pre-tax compensation expense	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2007	2006	2007	2006
Stock option grants	$2.0	$1.8	$3.4	$3.0

Restricted stock units (RSU)	15.9	6.8	25.7	14.5

Total	$17.9	$8.6	$29.1	$17.5

Unrecognized compensation cost related to non-vested stock option and RSU awards as of June 30, 2007 and June 30, 2006 totaled $83 million and $56 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period.

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s total goodwill by reporting unit consists of the following:

(millions of dollars)	June 30, 2007	December 31, 2006
North America	$1,756	$1,659
Embraco	4	4

Total goodwill	$1,760	$1,663

The changes in the carrying amounts for goodwill since December 31, 2006 are due primarily to final purchase accounting adjustments related to the acquisition of Maytag. All goodwill related to the Maytag acquisition has been recorded in the North America region on the basis that the cost efficiencies identified will primarily benefit this reporting unit of the business.

The Company’s other intangible assets are comprised of the following:

(millions of dollars)	June 30, 2007	December 31, 2006
Intangible assets with indefinite lives	$1,516	$1,516
Amortizable intangible assets with determinable lives	339	355

Total other intangible assets, net	$1,855	$1,871

Included in the above balances for other intangible assets are accumulated amortization amounts totaling $50 million and $33 million at June 30, 2007 and December 31, 2006, respectively.

NOTE G – INVENTORIES

Inventories consist of the following:

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)	June 30, 2007	December 31, 2006
Finished products	$2,405	$1,980
Raw materials and work in process	540	503

	2,945	2,483
Less: excess of FIFO cost over LIFO cost	135	135

	$2,810	$2,348

NOTE H – RESTRUCTURING CHARGES

Whirlpool Restructuring (excluding Maytag)

The following represents a reconciliation of the changes in restructuring reserves related to Whirlpool projects through June 30, 2007:

(millions of dollars)	Balance December 31, 2006	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance June 30, 2007
Termination costs	$14	$20	$(24)	$—	$—	$—	$10
Non-employee exit costs	3	13	(7)	(6)	—	—	3

Total	$17	$33	$(31)	$(6)	$—	$—	$13

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

The Company incurred pre-tax restructuring charges of $16 million and $21 million related to these actions during the three months ended June 30, 2007 and June 30, 2006, respectively. The Company incurred pre-tax restructuring charges of $33 million related to these actions for both the six months ended June 30, 2007 and June 30, 2006. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statement of Operations and primarily consist of costs incurred to restructure the cooking platform in Latin America, shift refrigeration capacity to lower cost regions in Europe and North America and reorganize the salaried workforce throughout Europe. The Company expects to incur additional costs, not to exceed $67 million, during the last six months of 2007 related to various restructuring initiatives.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

On an operating segment level on a consolidated basis, for the three months ended June 30, 2007 and June 30, 2006, the North America region incurred approximately $7 million and $14 million, the Europe region incurred approximately $6 million and $4 million, the Latin America region incurred approximately $3 million and $1 million and the Asia region incurred no charges and approximately $2 million of restructuring charges, respectively. For the six months ended June 30, 2007 and June 30, 2006, the North America region incurred approximately $7 million and $16 million, the Europe region incurred approximately $10 million and $8 million, the Latin America region incurred approximately $16 million and $4 million and the Asia region incurred no charges and approximately $5 million of restructuring charges, respectively.

Maytag Integration

Maytag integration reserves are included in the restructuring costs line in the Consolidated Condensed Balance Sheets as part of the North America region. The following represents a reconciliation of the changes in reserves related to Maytag projects through June 30, 2007:

(millions of dollars)	Balance December 31, 2006	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance June 30, 2007
Termination costs	$114	$—	$(44)	$—	$15	$1	$86
Non-employee exit costs	46	—	(11)	(2)	(13)	—	20

Total	$160	$—	$(55)	$(2)	$2	$1	$106

In the second quarter of 2006, the Company announced its intention to close the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The Company has established reserves for certain exit costs, including costs relating to these facilities. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. Efforts related to the closure of the Herrin, Illinois and Searcy, Arkansas plants are substantially completed. At June 30, 2007, a $106 million reserve remains for certain actions, including closure of Maytag facilities mentioned above, which were established as a purchase accounting liability. Adjustments to the reserve, which did not impact earnings, have been reflected in the table above.

NOTE I – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place at a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event a

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of June 30, 2007 and December 31, 2006, these amounts totaled $304 million and $312 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both June 30, 2007 and December 31, 2006. The Company’s total outstanding bank indebtedness under guarantee totaled $148 million and $106 million at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, approximately $6.5 million of undrawn stand-by letters of credit under committed lines were outstanding. These letters of credit were issued by Maytag and assigned to Whirlpool as part of the merger.

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company has re-evaluated the cost of a voluntary recall of certain Maytag and Jenn-Air brand dishwashers and increased its reserve as part of purchase accounting related to the Maytag acquisition as of March 31, 2007, with no impact on the Company’s earnings. This amount is included in “Other” in the table below.

The following represents a reconciliation of the changes in product warranty reserves during the six months ended June 30, 2007:

(millions of dollars)
Balance, January 1, 2007	$284
Warranties issued during the period	361
Settlements made during the period	(404)
Other	43

Balance, June 30, 2007	$284

Current portion	$211
Non-current portion	73

Total	$284

Commitments and Contingencies

In April 2006, the Company reorganized its Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent business units (“Embraco’s Compressor and Cooling Solutions Business Unit” and

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

“Home Appliances Business Unit”). The Company changed the corporate name of Multibras to Whirlpool S.A. The reorganization received shareholder and regulatory approvals. The total cost to purchase shares from minority shareholders was approximately $53 million. The remaining minority shareholder ownership is now under 2%.

The Brazilian Constitution provides tax credits on purchases of raw materials used in production. The credits apply to purchases of raw materials that are exempt or have a zero tax rate. Several court decisions supported that tax credit and, during 2003 and 2004, the Company recognized tax credits under that provision. The amount recognized as tax credits with currency appreciation is currently $31 million. No credits were recognized in 2005 or 2006. The recorded tax credits have been challenged by the Brazilian tax authorities. The Brazilian Supreme Court recently issued two rulings specific to the facts of each case regarding the Imposto sobre Produtos Industrializados tax credit. In one case, the Supreme Court ruled in favor of the company, and in the other case in favor of the government. The Supreme Court opinions have not been published as of yet and the Company believes that it is premature to change its position on its case before reviewing the Supreme Court rulings as published and determining how those rulings apply to the specific facts of its case. In addition, the published opinions will indicate the scope of the Supreme Court ruling and the recourse available to affected parties. The Company is defending this case at an administrative level. The range of the potential exposure for the Company is zero, if it is successful in its defense or up to $66 million, if it is unsuccessful in its defense, which is comprised of $31 million in taxes, $19 million in potential penalties and $16 million in interest charges. As of June 30, 2007, the Company has not recorded any reserve for this item.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. After official publication of the Superior Court’s ruling on the counterclaim, the Company filed an additional legal recourse with the Superior Court to clarify its ruling. Depending upon the final ruling, an additional legal appeal may be available to the Superior Court and may impact the reserve established during 2005 for this litigation.

The Company is currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

The Company regularly engages in investigations of potential quality and safety issues as part of its ongoing effort to deliver quality products to its customers. The Company is currently investigating a limited number of potential quality and potential safety issues. As necessary, the

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand dishwashers. The Company has estimated the cost of the recall to be approximately $82 million and has recorded this liability as part of purchase accounting related to the Maytag acquisition, with no impact on the Company’s earnings. Of this amount, $43 million was recorded as part of final purchase accounting in the first quarter of 2007. On March 21, 2007, the Company announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines, the cost of which will be borne by the OEM supplier.

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

NOTE J – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2007 and 2006 are indicated below. As previously disclosed, the Company acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

	Three months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
(millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$6.1	$22.1	$1.9	$3.2	$6.2	$6.0
Interest cost	53.7	56.0	5.0	4.2	18.8	21.3
Expected return on plan assets	(66.5)	(62.7)	(2.7)	(1.8)	—	—
Amortization of transition obligation	—	—	—	0.2	—	—
Amortization of prior service cost	1.2	2.2	0.1	0.1	(2.3)	(2.0)
Amortization of net loss	3.9	6.7	0.5	0.5	1.8	3.0
Curtailment loss	13.6	—	—	—	—	—

Net periodic cost	$12.0	$24.3	$4.8	$6.4	$ 24.5	$ 28.3

	Six months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
(millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$13.2	$38.1	$3.4	$6.3	$12.4	$9.7
Interest cost	107.4	85.1	9.6	8.3	37.5	31.0
Expected return on plan assets	(129.3)	(98.7)	(4.8)	(3.6)	—	—
Amortization of transition obligation	—	—	—	0.4	—	—
Amortization of prior service cost	2.7	4.4	0.2	0.2	(4.5)	(4.1)
Amortization of net loss	8.2	13.4	1.0	1.0	3.6	7.3
Curtailment loss	13.6	—	—	—	—	—

Net periodic cost	$15.8	$42.3	$9.4	$12.6	$49.0	$43.9

The Company is currently finalizing the remaining voluntary pension contribution which will be made during the third quarter of 2007. The amount of voluntary pension contribution for the year will not exceed the previously disclosed $189 million, but may be less, based upon management’s final decision. There are no minimum required contributions to its funded U.S. pension plans in 2007.

The Company expects to contribute $6 million to the foreign pension plans during 2007, representing contributions to the Company’s funded foreign pension plans.

The U.S. Whirlpool and Maytag pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For certain salaried Whirlpool employees who are eligible to retire on or before December 31, 2009, the amendment ceasing benefit accruals will be effective December 31, 2009. In addition, the Whirlpool Production Employees Retirement Plan at LaVergne, the Company’s Tennessee manufacturing

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

facility, which covers union employees, was amended to cease all benefit accruals effective January 31, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendments and is not classified within pension expense. As a result of the amendments, the Company recognized a net curtailment charge of approximately $6 million in the fourth quarter of 2006.

The Whirlpool Production Employees Retirement Plan at Fort Smith, Arkansas, which covers union employees, was amended to cease all benefit accruals effective June 30, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendment and is not classified within pension expense. As a result of this amendment, the Company recognized a curtailment charge of approximately $14 million in the second quarter of 2007.

NOTE K – INCOME TAXES

The effective income tax rate was approximately 14.5% for the quarter and 18.9% for the year to date period versus 25.5% in the year ago quarter and 27.2% in the prior year to date period. The change results from a combination of the dispersion of global income, tax credit availability, tax planning activities and certain discrete items recognized during the quarter. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

Total unrecognized tax benefits recorded in the accompanying Consolidated Condensed Balance Sheets as of December 31, 2006 were $180 million. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $4 million increase in the liability for unrecognized tax benefits. The increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $8 million and a reduction to goodwill in the amount of $4 million.

Included in the January 1, 2007 liability for unrecognized tax benefits are $132 million of unrecognized tax benefits that if recognized would impact the effective tax rate. In addition, as of January 1, 2007 there were $52 million of unrecognized tax benefits to which any subsequent recognition would reduce goodwill.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. Included in the balance of unrecognized tax benefits as of January 1, 2007 are accrued interest and penalties in the amount of $35 million.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 that is anticipated to be completed during 2008. It is reasonably possible that certain unrecognized tax benefits related to dispersion of income and tax credits totaling $38 million could be settled with the related jurisdictions during the next 12

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

months. If settled for an amount other than $38 million, any difference would impact the Company’s effective tax rate during the quarter in which the settlement occurred.

During the second quarter of 2007, the Company recognized a foreign uncertain tax position in the amount of approximately $15 million due to new information which changed the technical merits of the position. The position had been fully reserved for in a prior period. In addition, during the second quarter of 2007, the Company reversed deferred tax asset valuation allowances totaling approximately $12 million due to the implementation of tax planning activities which will enable the realization of the underlying deferred tax assets.

NOTE L – COMPREHENSIVE INCOME

A summary of increases in stockholders’ equity, net of income taxes, which did not result directly from transactions with stockholders follows:

	Three months ended June 30,		Six months ended June 30,
(millions of dollars)	2007	2006	2007	2006
Net earnings	$161	$91	$278	$209
Currency translation adjustments - net	81	26	123	83
Cash flow hedges - net	(44)	11	(39)	52
SFAS No. 158 Adjustments	12	—	16	—

Total	$210	$128	$378	$344

NOTE M – GEOGRAPHIC SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company identifies such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves different regions. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest income and sundry, interest expense, taxes, minority interests and restructuring. Total assets by segment are those assets directly associated with the respective operating activities. The Maytag geographic information has been included in the North America, Europe, and Asia segments. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other restructuring and discontinued operations. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding restructuring. These restructuring charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the quarter ended June 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $7 million - Europe - $6 million and Latin America - $3 million, for a total of $16 million. For the quarter ended June 30, 2006, the operating segments recorded total restructuring charges as follows: North America - $14 million, Europe - $4 million, Latin America - $1 million and Asia - $2 million, for a total of $21 million. For the six months ended June 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $7 million, Europe - $10 million and Latin America - $16 million, for a total of $33 million. For the six months ended June 30, 2006, the operating segments recorded total restructuring charges as follows: North America - $16 million, Europe - $8 million, Latin America - $4 million and Asia - $5 million, for a total of $33 million.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)

Three Months Ended June 30	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated

Net sales
2007	$3,018	$900	$822	$163	$(49)	$4,854
2006 reclassified	$3,203	$817	$640	$133	$(59)	$4,734
2006 previously reported	$3,274	$806	$581	$133	$(60)	$4,734

Intersegment sales
2007	$46	$124	$50	$53	$(273)	$—
2006 reclassified	$12	$122	$36	$49	$(219)	$—
2006 previously reported	$12	$122	$36	$49	$(219)	$—

Depreciation and amortization
2007	$85	$28	$19	$5	$12	$149
2006 reclassified	$91	$25	$19	$5	$1	$141
2006 previously reported	$91	$25	$19	$5	$1	$141

Operating profit (loss)
2007	$179	$51	$95	$2	$(80)	$247
2006 reclassified	$171	$42	$59	$(2)	$(65)	$205
2006 previously reported	$192	$45	$54	$1	$(87)	$205

Total assets
June 30, 2007	$9,393	$2,661	$2,282	$362	$(409)	$14,289
December 31, 2006 reclassified	$8,445	$3,001	$2,037	$603	$(208)	$13,878
December 31, 2006 previously reported	$8,536	$2,965	$1,982	$603	$(208)	$13,878

Capital expenditures
2007	$58	$17	$22	$3	$6	$106
2006 reclassified	$86	$18	$24	$5	$2	$135
2006 previously reported	$86	$18	$24	$5	$2	$135

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)
Six Months Ended June 30	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated

Net sales
2007	$5,743	$1,729	$1,576	$279	$(84)	$9,243
2006 reclassified	$5,349	$1,539	$1,225	$229	$(72)	$8,270
2006 previously reported	$5,485	$1,516	$1,111	$230	$(72)	$8,270

Intersegment sales
2007	$91	$264	$84	$103	$(542)	$—
2006 reclassified	$24	$252	$68	$97	$(441)	$—
2006 previously reported	$24	$252	$68	$97	$(441)	$—

Depreciation and amortization
2007	$174	$55	$38	$10	$15	$292
2006 reclassified	$137	$48	$36	$9	$7	$237
2006 previously reported	$137	$48	$36	$9	$7	$237

Operating profit (loss)
2007	$339	$89	$179	$3	$(137)	$473
2006 reclassified	$367	$75	$91	$(6)	$(121)	$406
2006 previously reported	$408	$80	$83	$(1)	$(164)	$406

Total assets
June 30, 2007	$9,393	$2,661	$2,282	$362	$(409)	$14,289
December 31, 2006 reclassified	$8,445	$3,001	$2,037	$603	$(208)	$13,878
December 31, 2006 previously reported	$8,536	$2,965	$1,982	$603	$(208)	$13,878

Capital expenditures
2007	$119	$28	$41	$7	$7	$202
2006 reclassified	$150	$30	$38	$12	$3	$233
2006 previously reported	$150	$30	$38	$12	$3	$233

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation is a global manufacturer of major home appliances with 2006 revenues of $18 billion and net earnings of $433 million. Our four reportable segments are based on geography and consist of North America (65% of 2006 revenue), Europe (19% of 2006 revenue), Latin America (13% of 2006 revenue), and Asia (3% of 2006 revenue). We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe, India and China. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

Our growth strategy over the past several years has been to introduce innovative new products, increase customer loyalty for our brands, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions.

We monitor country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. In addition to profitability, management also focuses on country, brand, product and channel sales, when assessing and forecasting financial results. We intend to utilize our global manufacturing, procurement and technology footprint to enhance our position in the global appliance industry. Material and oil-related costs have remained volatile during 2007. We currently anticipate that material and oil-related costs for 2007 may increase by approximately $570 million over the material and oil-related costs experienced in 2006. We expect to offset these higher costs with incremental efficiencies realized from the Maytag acquisition, which are now estimated to exceed $400 million during 2007, improvements in U.S. industry demand, productivity improvements, new product introductions, including the revitalization of Maytag-branded products, market share increases, previously implemented cost-based price adjustments and improved product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations present our operating results for the three and six months ended June 30, 2007 and 2006. All comparisons are to 2006, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in our financial condition and results of operations and should be read along with the Consolidated Condensed Financial Statements.

We have now completed all divestitures associated with certain businesses acquired with the Maytag acquisition.

For further discussion on discontinued operations, see Note D to the Consolidated Condensed Financial Statements.

During the first quarter of 2007, we adopted changes to our segment reporting consistent with the methodology our chief operating decision maker now uses to evaluate each segment’s operating and financial results. We previously included the financial results for our Caribbean and certain Latin America operations and exports of certain portable appliances to Europe within our North America business segment. The results for these businesses are now being reported within the Latin America and Europe segments, respectively. In addition, we have reallocated certain costs previously included within corporate administrative expense to each of the respective regions. Regional results for 2006 have been reclassified to reflect these changes to conform to the 2007 presentation. For further discussion, see Note M to the Consolidated Condensed Financial Statements.

For the quarter ended June 30, 2007, net sales increased 2.5% to a company record $4.9 billion. We delivered $161 million in earnings from continuing operations, or $2.00 per diluted share, increasing from the $100 million or $1.26 per diluted share that we reported for the quarter ended June 30, 2006. The increase in earnings from continuing operations for the current quarter reflects several items, including strong brand performance and operating improvement within each of our international businesses, the benefits of efficiencies associated with the previous year’s acquisition of Maytag, productivity improvements combined with strong cost controls and a lower effective tax rate. As we expected, the second quarter’s results were negatively impacted by significantly higher material costs, primarily base metals, lower demand within North America, increased brand investment and a pension curtailment charge.

For the remainder of 2007, we continue to expect strong performance within our international businesses. In addition, increasing U.S. demand, Maytag acquisition efficiencies and product revitalization, and productivity improvements are expected to improve performance within the U.S. during the remainder of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Net Sales

Total units sold decreased 4.1% for the quarter and increased 2.8% year to date while net sales increased 2.5% for the quarter and 11.8% year to date. Excluding the impact of currency, net sales decreased approximately 0.5% for the quarter and increased approximately 9.8% year to date.

	Three Months Ended June 30,			Six Months Ended June 30,
(millions of dollars)	2007	2006	Change	2007	2006	Change
Net Sales:
North America	$3,018	$3,203	-5.8%	$5,743	$5,349	7.4%
Europe	900	817	10.1	1,729	1,539	12.4
Latin America	822	640	28.5	1,576	1,225	28.7
Asia	163	133	22.6	279	229	21.5
Other/eliminations	(49)	(59)	—	(84)	(72)	—

Consolidated	$4,854	$4,734	2.5%	$9,243	$8,270	11.8%

Significant regional trends were as follows:

•

North America unit volumes decreased 13.0% for the quarter and net sales decreased 5.8%. The unit decline reflects reduced industry volume and lower market share, primarily due to lower OEM shipments and expected unit declines in some brands in the U.S. and seasonal product sales. Our Whirlpool brand continued to increase share during the quarter. Overall net sales benefited from an improved price and mix during the quarter. For the six month period, unit volumes decreased 3.1% and net sales increased 7.4% versus the prior year, reflecting the items mentioned above and contribution from the Maytag acquisition for a full six months in the current year compared to three months in 2006. We expect to gain market share during the remainder of 2007. Industry shipments of major appliances declined approximately 1% and 5% for the quarter and year to date periods. Currency fluctuations did not have a material effect on net sales for the quarter.

•

Europe unit volumes increased 3.8% and 5.0% for the quarter and year to date periods, respectively. The increase in volume was driven by strong Whirlpool brand performance and the positive impact of innovative new product offerings. Net sales increased 10.1% and 12.4% for the quarter and year to date periods, respectively. Excluding currency fluctuations, net sales increased approximately 3% and 5% for the quarter and year to date periods, respectively.

•	Latin America unit volumes increased 21.9% and 25.1% for the quarter and year to date periods, respectively. Net sales in Latin America increased 28.5% and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

28.7% for the quarter and year to date periods, respectively, reflecting continued robust industry growth, market share gains in appliances, a favorable macro-economic environment in Brazil, previously implemented cost-based price adjustments and strong consumer demand for the region’s brands. Excluding currency fluctuations, net sales increased approximately 18% and 26% for the quarter and year to date periods, respectively.

•

Asia unit volumes increased 10.3% and 9.7% for the quarter and year to date periods, respectively. Net sales in Asia increased 22.6% and 21.5% for the quarter and year to date periods, respectively, driven by the favorable impact of successful new product introductions, improved product mix and previously implemented cost-based price adjustments. Excluding currency fluctuations, net sales increased approximately 13% and 15% for the quarter and year to date periods, respectively.

For the full year 2007, appliance industry shipments are expected to decrease 2% to 3% in the U.S., increase approximately 2% to 3% in Europe, increase 15% to 20% in Latin America and increase 5% to 10% in Asia. In North America, we are encouraged by U.S. industry demand trends as we exit the second quarter of 2007. While weaker industry demand and significantly higher material and oil-related prices in the United States have adversely impacted our results for the past twelve months, shipment trends began to improve during the second quarter of 2007 and we believe that demand will begin to return to moderate growth levels in the second half of the year.

Gross Margin

Second quarter gross margin as a percentage of sales increased to 15.1%, from 14.8% in the prior year and for the six months of 2007 decreased to 14.7% from 15.2% last year. Acquisition efficiencies, favorable price and mix, regional tax incentives and productivity improvements had a positive impact on overall gross margin during the quarter ended June 30, 2007. Partially offsetting these improvements were higher material costs. During the year to date period, higher material and oil-related costs and acquisition integration costs have not been fully offset by the positive factors listed above, resulting in a decrease in overall gross margin. We expect higher material prices during the remainder of 2007, which we anticipate to be mitigated by improving demand in the U.S., previously implemented cost-based price adjustments, strong cost controls and productivity improvements, continued strength in our international businesses, as well as benefits from acquisition efficiencies.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales decreased from 9.8% to 9.5% during the quarter, and decreased from 9.8% to 9.1% during the year to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

date period. Acquisition efficiencies, administrative cost reductions and a higher sales base offset higher brand investment and additional long-term stock compensation expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(millions of dollars)	2007	As a % of Sales	2006	As a % of Sales	2007	As a % of Sales	2006	As a % of Sales
Selling, General and Administrative Expenses
North America	$213	7.1%	$244	7.6%	$395	6.9%	$383	7.2%
Europe	89	9.9	92	11.2	159	9.2	166	10.8
Latin America	76	9.2	67	10.4	145	9.2	137	11.1
Asia	25	15.1	21	15.7	43	15.3	40	17.6
Corporate/Other	60	—	41	—	96	—	83	—

Consolidated	$463	9.5%	$465	9.8%	$838	9.1%	$809	9.8%

Restructuring Costs

Restructuring charges of $16 million and $33 million, which exclude Maytag severance and exit costs associated with the acquisition, were recorded in the current quarter and year to date period, respectively, and primarily relate to costs incurred to restructure the cooking platform in Latin America, shift refrigeration capacity to lower cost regions in Europe and North America and reorganize the salaried workforce throughout Europe. In the previous year quarter and year to date period, these charges were $21 million and $33 million, respectively, and relate primarily to asset write-offs and our ongoing global operating platform initiatives. See Note H to the Consolidated Condensed Financial Statements for further information.

Interest and Sundry Income (Expense)

Interest income and sundry income (expense) decreased by $14 million during the quarter and $16 million for the year to date period as compared to prior year periods. The decreases were primarily due to favorable foreign currency results on balance sheet positions denominated in non-functional currency.

Interest Expense

Interest expense decreased $7 million for the quarter and increased $14 million for the year to date period, respectively, when compared to the prior year periods. The decrease in interest expense for the quarter ended June 30, 2007 is primarily due to a lower post-acquisition debt level and the effect of new debt which was issued at lower interest rates to replace maturing and early-called debt during 2006. The increase in interest expense for the year to date period ended June 30, 2007 is primarily due to the increase in debt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

associated with the acquisition of Maytag, offset partially by the favorable impact of new debt which was issued at lower interest rates to replace maturing and debt called before maturity.

Income Taxes

The effective income tax rate was approximately 14.5% for the quarter and 18.9% for the year to date period versus 25.5% in the year ago quarter and 27.2% in the prior year to date period. The change results from a combination of the dispersion of global income, tax credit availability, tax planning activities and certain discrete items. During the second quarter of 2007, we recognized a foreign uncertain tax position in the amount of approximately $15 million due to new information which changed the technical merits of the position. The position had been fully reserved in a prior period. In addition, during the second quarter of 2007, we reversed deferred tax asset valuation allowances totaling approximately $12 million due to the implementation of tax planning activities which will enable the realization of the underlying deferred tax assets. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. See Note K to the Consolidated Condensed Financial Statements for further information.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $161 million, or $2.00 per diluted share, versus $100 million, or $1.26 per diluted share in the year ago quarter. Earnings from continuing operations for the year to date period were $285 million, or $3.55 per diluted share, versus $218 million, or $2.96 per diluted share in the prior year to date period. Overall performance was driven by continued improvement from our international businesses, acquisition efficiencies, strong cost reduction actions, regional tax incentives, productivity and cost-based price adjustments. This performance was partially offset by higher material and oil-related prices, lower U.S. industry demand, acquisition integration costs, increased interest expense and additional shares outstanding which were issued during last year’s Maytag acquisition.

Discontinued Operations

We classified the Hoover floor-care, Dixie-Narco vending systems, Amana commercial microwave and Jade commercial and residential businesses as discontinued operations during the second quarter of 2006. The decision to divest these businesses allowed us to focus on our core appliance business.

Further discussion regarding the sale of these businesses can be found in Note D to the Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Net Earnings

Net earnings for the current quarter were $161 million, or $2.00 per diluted share, versus $91 million, or $1.14 per diluted share in the year ago quarter. Net earnings for the year to date period were $278 million, or $3.46 per diluted share, versus $209 million, or $2.83 per diluted share in the prior year to date period.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the six months ended June 30, 2007 and 2006 by classifying transactions into three major categories: operating, investing and financing activities. Whirlpool has presented cash flows pertaining to the discontinued operations separately within the statements.

Operating Activities of Continuing Operations

Our main source of liquidity is cash generated from continuing operating activities consisting of net earnings from continuing operations adjusted for non-cash operating items, such as depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in continuing operating activities in the first six months of 2007 was $6 million compared to cash provided by continuing operating activities of $81 million in 2006. The change reflects higher inventory values driven by lower demand in the U.S., increased material and oil-related costs, and additional safety stock to facilitate platform moves, especially in cooking and laundry. Results also reflect higher cash outflows for acquisition integration restructuring, pension contributions and higher advertising and promotional payments. Partially offsetting this change were higher earnings and increased accounts payable.

Investing Activities of Continuing Operations

The principal recurring investing activities of continuing operations are property additions. Net property additions for the six months ended June 30, 2007 were $202 million compared to $233 million in the year ago period. These expenditures are primarily for equipment and tooling driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. The prior year period included capital to support expansion of new operations in Mexico. In addition, during the six months ended June 30, 2007 we received the $100 million of remaining proceeds from the sales of Maytag adjacent businesses. For the six months ended June 30, 2006, included in investing activities of continuing operations, is the cash disbursed to acquire Maytag, net of cash acquired in the transaction, of $795 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Financing Activities of Continuing Operations

Cash provided by continuing financing activities for the six months ended June 30, 2007 was $148 million compared to cash provided by continuing financing activities of $745 million in the year ago period. Net proceeds of short-term borrowings were $261 million for the six months ended June 30, 2007 compared to $198 million in the year ago period, reflecting lower cash flows from operations in the current year period. Prior year results also reflect proceeds of long-term debt which replaced commercial paper borrowings initially issued to finance the Maytag acquisition. Repayments of long-term debt reflect the maturity of Maytag debt which was repaid on March 31, 2006. During the six months ended June 30, 2007 we also repurchased treasury stock totaling $101 million, paid dividends to common stockholders totaling $68 million and received proceeds from the issuance of common stock under stock plans of $51 million. Further information regarding debt proceeds and repayments can be found in the Financial Condition and Liquidity section of Management’s Discussion and Analysis.

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through the appropriate mix of long-term and short-term debt. By diversifying its maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. We finance our working capital fluctuations primarily through the issuance of commercial paper in the U.S., Europe and Canada, which is supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. We have access to long-term funding in the U.S., Europe and other public bond markets.

Our financial position is supported by strong annual cash provided by continuing operating activities and our borrowing capacity under our long-term committed credit facilities. At December 31, 2006 and June 30, 2007, our total assets were $13.9 billion and $14.3 billion, respectively.

On December 31, 2006, the Maytag 6.875% $200 million principal notes matured and were repaid with available cash and issuance of commercial paper.

During the third quarter of 2006, the 7.875% Public Interest Notes (PINES) due August 1, 2031 were redeemed. We exercised our option to call 100% of the PINES, which had a principal amount of $250 million, at par, plus accrued interest. The redemption was financed through a combination of available cash and the issuance of commercial paper.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Our Eurobonds of EUR 300 million principal matured in July 2006 and were repaid with available cash and the issuance of commercial paper in the U.S.

On June 19, 2006, we completed an offering of $750 million aggregate principal amount of senior notes consisting of (a) $200 million aggregate principal amount of floating rate notes due 2009 to bear interest at a floating rate equal to three-month USD London Interbank Offered Rate (“LIBOR”) plus 0.50% per annum; (b) $300 million aggregate principal amount of 6.125% senior notes due 2011; and (c) $250 million aggregate principal amount of 6.500% senior notes due 2016. Initially, we borrowed amounts required to fund the cash portion of the Maytag purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

On December 2, 2005, we entered into an Amended and Restated Long Term Five-Year Credit Agreement (the “Amended and Restated Credit Agreement”), and a 364-Day Credit Agreement (the “364-Day Credit Agreement” and together with the Amended and Restated Credit Agreement, the “Credit Facilities”).

The Credit Facilities provided for a $2.2 billion 5-year credit facility, which included a $100 million letter of credit subfacility, and a $500 million 364-Day Credit Facility, convertible into a term loan. Borrowing capacity of $1.2 billion under the Amended and Restated Credit Agreement became available on December 2, 2005. Borrowing capacity of $500 million under the 364-Day Credit Agreement and the remaining $1.0 billion under the Amended and Restated Credit Agreement became available on March 29, 2006. The $500 million 364-Day Credit Facility matured in December of 2006, reducing the committed Credit Facility to $2.2 billion. Borrowings under the Credit Facilities are available to us and our designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, will be guaranteed by us. Interest under the Credit Facilities accrues at a variable annual rate based on the LIBOR plus a margin dependent on our credit rating at that time. The Credit Facilities require us to meet certain financial tests and contain specific covenants. Undrawn stand-by letters of credit totaling $6.5 million issued under the letter of credit subfacility reduce the availability of these committed lines.

On June 15, 2004, we announced that the Board of Directors authorized a new share repurchase program whereby we may repurchase up to $500 million of outstanding common stock. We did not repurchase any shares during 2006. We resumed the repurchase of shares under this authorization during the second quarter of 2007, repurchasing $101 million of outstanding common stock. Approximately $364 million of the authorization remains outstanding as of June 30, 2007.

We believe our capital resources and liquidity position at June 30, 2007 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, we have access to capital markets in the U.S. and internationally.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

MAYTAG ACQUISITION

On March 31, 2006, we completed our acquisition of Maytag. With the acquisition, we added an array of home appliance brands including Maytag, Jenn-Air and Amana. Cost efficiencies are being realized from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas.

We have made considerable progress improving Maytag’s cost structure and have begun product revitalization efforts to position the business for future growth.

We expect to achieve efficiencies of greater than $400 million during 2007, compared to $107 million in 2006. We expect to incur approximately $410 million in pre-tax, one-time cash costs between 2006 through 2008 of which approximately $150 million will be expensed to realize the annualized savings estimates. Approximately $90 million impacted earnings in 2006, $55 million of these costs are expected to impact earnings in 2007 and $5 million in 2008

For additional information on the Maytag acquisition, see Note C to the Consolidated Condensed Financial Statements.

OTHER MATTERS

The Brazilian Constitution provides tax credits on purchases of raw materials used in production. The credits apply to purchases of raw materials that are exempt or have a zero tax rate. Several court decisions supported that tax credit and, during 2003 and 2004, we recognized tax credits under that provision. The amount recognized as tax credits with currency appreciation is currently $31 million. No credits were recognized in 2005 or 2006. The recorded tax credits have been challenged by the Brazilian tax authorities. The Brazilian Supreme Court recently issued two rulings specific to the facts of each case regarding the Imposto sobre Produtos Industrializados tax rate. In one case the Supreme Court ruled in favor of the company, and in the other case in favor of the government. The Supreme Court opinions have not been published as of yet and we believe that it is premature to change our position on our case before reviewing the Supreme Court rulings as published and determining how those rulings apply to the specific facts of our case. In addition, the published opinions will indicate the scope of the Supreme Court rulings and the recourse available to affected parties. We are defending this case at an administrative level. The range of the potential exposure for us is zero, if we are successful in our defense or up to $66 million, if we are unsuccessful in our defense, which is comprised of $31 million in taxes, $19 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

potential penalties and $16 million in interest charges. As of June 30, 2007, we have not recorded any reserve for this item.

On September 15, 2006, the Latin America region paid the Brazilian government approximately $22 million in federal taxes, penalties and interest for amounts relating to certain VAT tax amounts that had been in dispute for a number of years.

In April 2006, we reorganized our Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent Business Units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). We changed the corporate name of Multibras to Whirlpool S.A. The total cost to purchase shares from minority shareholders in connection with the reorganization was $53 million. The remaining minority shareholders’ ownership now is under 2%.

The Whirlpool Employee Pension Plan (the “WEPP”) was amended to cease benefit accruals for the majority of participants effective December 31, 2006. For employees who are eligible to retire on or before December 31, 2009, the plan has been amended to continue previous plan benefit accruals through the earlier of the date of retirement or December 31, 2009. A defined contribution plan is being provided to eligible affected employees subsequent to the effective date of the plan amendments. As a result of these changes, we recognized a curtailment charge for prior service costs of approximately $6 million during the fourth quarter of 2006.

The Whirlpool Production Employees Retirement Plan at Fort Smith, Arkansas, which covers union employees, was amended to cease all benefit accruals effective June 30, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendment. As a result of this amendment, we recognized a curtailment charge of approximately $14 million in the second quarter of 2007.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex. These incentives allow the use of credits as an offset against current Brazilian federal excise tax on domestic sales. We were able to recognize net export credits of $27 million during the second quarter of 2007 and $57 million during the year to date period. We expect to continue recognizing credits as they are monetized. On June 30, 2007, our remaining credits were approximately $800 million after adjusting for currency fluctuations and monetary adjustments.

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

relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of December 31, 2006, almost all EU member states had transposed the directive into national legislation. We are compliant in all countries where laws have been implemented. The cost of WEEE for us in 2006 was almost entirely recovered through visible fees that have been added to the price of the products, allowed until 2013. In states that have adopted legislation, we have complied with all requirements. We continue to evaluate the impact of the WEEE legislation in those countries where laws have not been implemented and are, therefore, presently unable to estimate the potential cost of complying with the directive in these states. The net impact of compliance with this directive did not have a material effect on the results of our operations for the three or six month periods ended June 30, 2007 or 2006.

In 1989, a Brazilian affiliate (now our subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to us became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. After official publication of the Superior Court’s ruling on the counterclaim, we filed an additional legal recourse with the Superior Court to clarify its ruling. Depending upon the final ruling, an additional legal appeal may be available to the Superior Court and may impact the reserve established during 2005 for this litigation.

We are currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. We believe these suits are without merit, intend to vigorously defend these actions, and at this point cannot reasonably estimate a possible range of loss, if any.

We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating a limited number of potential quality and potential safety issues. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. We currently believe that no such repair or replacement actions of a material nature are required, other than the voluntary recalls described below and in Note I to the Consolidated Condensed Financial Statements, but will continue to evaluate potential quality and safety issues as new information develops.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand dishwashers. We have estimated the cost of the recall to be approximately $82 million and have recorded this liability as part of purchase accounting related to the Maytag acquisition, with no impact on our earnings. Of this amount, $43 million was recorded as part of final purchase accounting in the first quarter of 2007. On March 21, 2007, we announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines, the cost of which will be borne by the OEM supplier.

We are involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect, if any, on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices, as well as expectations as to the integration with Maytag Corporation. Many risks, contingencies and uncertainties could cause actual results to differ materially from our forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European, manufacturers and the strength of trade customers; (2) our ability to continue our strong relationship with Sears Holding Corporation in North America (accounting for approximately 14% of our 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

consolidated net sales of $18.1 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) our ability to complete the integration of Maytag Corporation on a timely basis and realize the full anticipated benefits of the merger within the current cost estimates; (4) demand for our products, including the strength of the U.S. building industry and the level of interest rates; (5) our ability to achieve our business plans, including productivity improvements, cost control, leveraging of our global operating platform, acceleration of the rate of innovation and realization of cost-based price increases; (6) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and our ability to offset cost increases; (7) the ability of suppliers of critical parts components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner; (8) our ability to attract, develop and retain executives and other qualified employees; (9) changes in market conditions, health care cost trends and regulatory changes that could increase future funding obligations for pension and postretirement benefit plans; (10) the cost of compliance with environmental and health and safety regulations, including regulations in Europe regarding appliance disposal; (11) potential exposure to product liability claims, including claims that may arise through our regular investigations of potential quality issues as part of our ongoing effort to provide quality products to consumers; (12) the impact of labor relations; (13) our ability to obtain and protect intellectual property rights; (14) volatility in our effective tax rate; (15) our ability to manage foreign currency fluctuations; (16) global, political, and/or economic uncertainty and disruptions, especially in our significant geographic regions, including uncertainty and disruptions arising from natural disasters, or terrorist attacks; and (17) risks associated with operations outside the U.S.

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

There have been no material changes to our exposures to market risk since December 31, 2006.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2007

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note I to the Consolidated Condensed Financial Statements contained in Part I, Item I of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the addition of a new risk factor set forth in Part II Item 1A in our Quarterly Report on From 10-Q for the quarterly period ended March 31, 2007. The risk factors disclosed in our Annual Report on Form 10-K, as amended by our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2007, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of Whirlpool’s common stock in the quarter ended June 30, 2007:

(millions of dollars, except number and price per share)
Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2007 through April 30, 2007	165,950	$106.85	165,950	$447
May 1, 2007 through May 31, 2007	598,600	$112.01	598,600	$380
June 1, 2007 through June 30, 2007	150,000	$108.87	150,000	$364

Total (1)	914,550	$110.56	914,550

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

(a) Approximately 914,300 shares were purchased during the second quarter of 2007 under a program authorized by our Board of Directors to repurchase up to $500 million in Whirlpool common stock. This repurchase program was authorized on June 15, 2004.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2007

(b) 250 shares were purchased during the second quarter of 2007 from employees to satisfy amounts owed upon exercise of stock options pursuant to shareholder-approved equity-based compensation plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 17, 2007. At the meeting, the following items were voted on by shareholders:

a.	Messrs. Michael F. Johnston, William T. Kerr, Michael D. White and Ms. Janice D. Stoney were each elected by the shareholders to a term to expire in 2010.

Nominee	For	Against	Abstain
Michael F. Johnston	66,471,483	3,855,053	514,854

William T. Kerr	66,072,022	4,254,189	515,179

Janice D. Stoney	66,285,459	4,024,123	531,807

Michael D. White	64,132,085	6,200,710	508,594

Messrs. Cain, DiCamillo, Fettig, Langbo, Marsh, Stern, Swift* and Todman and Ms. Hempel each have terms of office as directors that continued after the 2007 Annual Meeting.

b.	The Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan was approved.

For	Against	Abstain	Broker Non-Votes
55,961,312	6,725,506	610,212	7,544,359
*	Mr. Swift subsequently resigned from the Board and left the Company.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 2007

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

July 27, 2007