Form 10-Q
period 2007-09-30
WHIRLPOOL CORP /DE/
filed 2007-10-30
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer    ☒                  Accelerated Filer    ☐                  Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 26, 2007
Common stock, par value $1 per share	77,294,429

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30

(millions of dollars except per share data)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net sales	$4,840	$4,843	$14,083	$13,126

EXPENSES:
Cost of products sold	4,148	4,139	12,030	11,161
Selling, general and administrative	414	462	1,252	1,272
Intangible amortization	7	10	24	20
Restructuring costs	13	7	46	40

	4,582	4,618	13,352	12,493

OPERATING PROFIT	258	225	731	633

OTHER INCOME (EXPENSE):
Interest and sundry income (expense)	(17)	24	(20)	5
Interest expense	(52)	(67)	(151)	(152)
Gain on sale of investment	7	—	7	—

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	196	182	567	486
Income taxes	8	46	78	128

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY EARNINGS AND MINORITY INTERESTS	188	136	489	358
Equity in (losses) earnings of affiliated companies	(6)	—	(10)	1
Minority interests	(7)	(2)	(19)	(6)

EARNINGS FROM CONTINUING OPERATIONS	175	134	460	353
Loss from discontinued operations, net of tax	—	(17)	(7)	(29)

NET EARNINGS	$175	$117	$453	$324

Per share of common stock:
Basic earnings from continuing operations	$2.24	$1.71	$5.83	$4.76
Discontinued operations, net of tax	—	(0.22)	(0.09)	(0.39)

Basic net earnings	$2.24	$1.49	$5.74	$4.37

Diluted earnings from continuing operations	$2.20	$1.68	$5.72	$4.68
Discontinued operations, net of tax	—	(0.21)	(0.09)	(0.38)

Diluted net earnings	$2.20	$1.47	$5.63	$4.30

Dividends declared	$.43	$.43	$1.29	$1.29

Weighted-average shares outstanding (millions):
Basic	78.3	78.3	78.9	74.1
Diluted	79.8	79.6	80.4	75.5

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(millions of dollars)

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and equivalents	$258	$262
Trade receivables, less allowances (2007: $84; 2006: $84)	2,755	2,676
Inventories	2,934	2,348
Deferred income taxes	326	372
Other current assets	737	578
Assets of discontinued operations	—	240

Total Current Assets	7,010	6,476

OTHER ASSETS
Goodwill, net	1,777	1,663
Other intangibles, net	1,858	1,871
Deferred income taxes	522	513
Other assets	196	175
Investment in affiliated companies	16	23

	4,369	4,245

PROPERTY, PLANT AND EQUIPMENT
Land	88	94
Buildings	1,190	1,174
Machinery and equipment	7,648	7,186
Accumulated depreciation	(5,827)	(5,297)

	3,099	3,157

Total Assets	$14,478	$13,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$776	$521
Accounts payable	3,217	2,945
Employee compensation	445	420
Accrued advertising and promotions	470	550
Deferred income taxes	64	74
Accrued expenses	716	698
Pension benefits	21	16
Postretirement benefits	102	97
Restructuring costs	112	177
Income taxes	6	79
Other current liabilities	283	287
Current maturities of long-term debt	135	17
Liabilities of discontinued operations	—	121

Total Current Liabilities	6,347	6,002

OTHER LIABILITIES
Long-term debt	1,668	1,798
Postretirement benefits	1,084	1,207
Pension benefits	769	838
Deferred income taxes	316	352
Other liabilities	456	350

	4,293	4,545

MINORITY INTERESTS	68	48

STOCKHOLDERS’ EQUITY
Common stock, $1 par value:
Shares authorized - 250 million	103	102
Shares issued -103 million (2007); 102 million (2006)
Shares outstanding - 77 million (2007); 78 million (2006)
Paid-in capital	1,966	1,869
Retained earnings	3,549	3,205
Accumulated other comprehensive loss	(347)	(643)
Treasury stock - 26 million shares (2007); 24 million shares (2006)	(1,501)	(1,250)

Total Stockholders’ Equity	3,770	3,283

Total Liabilities and Stockholders' Equity	$14,478	$13,878

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(millions of dollars)

	2007	2006
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$453	$324
Loss from discontinued operations	7	29

Earnings from continuing operations	460	353
Adjustments to reconcile earnings from continuing operations to net cash flows provided by continuing operating activities:
Equity in losses (earnings) of affiliated companies, less dividends received	10	(1)
Gain on disposition of assets	(46)	(2)
Gain on sale of investment	(7)	—
Gain on sale of businesses	—	(32)
Depreciation and amortization	435	389
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	(14)	15
Inventories	(491)	(379)
Accounts payable	114	3
Restructuring charges, net of cash paid	(68)	(49)
Taxes deferred and payable, net	19	(56)
Accrued pension	(45)	41
Accrued payroll and other compensation	(22)	34
Other – net	(217)	(20)

Cash Provided By Continuing Operating Activities	128	296

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures	(310)	(360)
Proceeds from sale of assets	99	25
Proceeds from sale of businesses	—	36
Proceeds from sale of Maytag adjacent businesses	100	49
Purchase of minority interest shares	—	(53)
Acquisition of businesses, net of cash acquired	—	(796)

Cash Used In Investing Activities of Continuing Operations	(111)	(1,099)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net proceeds of short-term borrowings	242	492
Proceeds from borrowings of long-term debt	4	748
Repayments of long-term debt	(9)	(844)
Dividends paid	(101)	(96)
Purchase of treasury stock	(251)	—
Common stock issued under stock plans	63	47
Other	1	31

Cash (Used In) Provided By Financing Activities of Continuing Operations	(51)	378

Cash Provided By (Used In) Discontinued Operations
Operating Activities	6	(5)
Investing Activities	—	(3)

Cash Provided By (Used In) Discontinued Operations	6	(8)

Effect of Exchange Rate Changes on Cash and Equivalents	24	18

Decrease in Cash and Equivalents	(4)	(415)
Cash and Equivalents at Beginning of Period	262	524

Cash and Equivalents at End of Period	$258	$109

See Notes to Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The accompanying unaudited Consolidated Condensed Financial Statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Financial Supplement to the Company’s Proxy Statement and in the Financial Supplement to the 2006 Annual Report on Form 10-K, both of which are available through the Internet at www.whirlpoolcorp.com. References in this document to “Whirlpool,” “the Company,” “we,” “our,” or “us” refer to Whirlpool Corporation and its subsidiaries except where the context otherwise requires.

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

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions of dollars and shares)	2007	2006	2007	2006
Numerator for basic and diluted net earnings per share - earnings from continuing operations	$175	$134	$460	$353

Denominator for basic net earnings per share - weighted-average shares	78.3	78.3	78.9	74.1
Effect of dilutive securities - stock-based compensation	1.5	1.3	1.5	1.4

Denominator for diluted net earnings per share - adjusted weighted-average shares	79.8	79.6	80.4	75.5

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three and nine months ended September 30, 2007, 1,200 stock options were excluded from the calculation of diluted net earnings per share as their exercise prices rendered them anti-dilutive. For the three and nine months ended September 30, 2006, approximately 2,088,000 and 2,087,000 stock options, respectively, were excluded from the calculation of diluted net earnings per share because their exercise prices rendered them anti-dilutive.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Gains and losses on sales of subsidiary stock are recorded as non-operating income, in accordance with Staff Accounting Bulletin (“SAB”) No. 84, “Accounting for Sales of Stock by a Subsidiary,” which allows sales of stock to be accounted for as gains or losses equal to the difference, at the time of sale, between the selling price and the carrying value of the stock sold.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 beginning January 1, 2008 and anticipates that the statement will not materially impact the consolidated financial statements, but will require the Company to provide expanded disclosure on its fair value measurements.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $4 million increase in the liability for unrecognized tax benefits. This increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $8 million, and a reduction to goodwill in the amount of $4 million. Further discussion regarding the adoption of FIN 48 can be found in Note K to the Consolidated Condensed Financial Statements.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Maytag.

(millions of dollars)
Current assets	$1,359
Assets of discontinued operations	442
Property, plant and equipment	487
Goodwill	1,602
Intangible assets	1,845
Other non-current assets	19

Total assets acquired	5,754

Current liabilities	1,660
Liabilities of discontinued operations	168
Non-current liabilities	2,056

Total liabilities assumed	3,884

Net assets acquired	$1,870

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

The following table provides pro forma results of operations for the nine months ended September 30, 2006, as if Maytag had been acquired on January 1, 2006. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

(millions of dollars, except diluted earnings per share)	Nine Months Ended September 30, 2006

Net sales	$14,143

Earnings from continuing operations	$341
Net earnings	$312

Diluted net earnings per share:
Earnings from continuing operations	$4.29
Loss from discontinued operations	(0.37)

Net earnings	$3.92

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

The associated results of operations, financial position and cash flows related to the discontinued operations have been separately reported as of and for the three and nine month periods ended September 30, 2007 and September 30, 2006.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table includes certain summary income statement information related to the results of the Hoover, Jade, and Dixie-Narco businesses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2007	2006	2007	2006
Net Sales	N/A	$153	$43	$322

Loss before income taxes	N/A	$(26)	$(10)	$(46)
Income tax benefit	N/A	9	3	17

Loss from discontinued operations, net of tax	N/A	$(17)	$(7)	$(29)

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

The Company sponsors several share-based employee incentive plans. Pre-tax compensation expense for grants awarded under these plans recognized during the three months and nine months ended September 30, 2007 and September 30, 2006 was as follows:

Pre-tax compensation expense	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2007	2006	2007	2006
Stock option grants	$2.0	$1.8	$5.4	$4.9

Restricted stock units (RSU)	(2.2)	6.6	23.5	20.4

Total	$(0.2)	$8.4	$28.9	$25.3

Unrecognized compensation cost related to non-vested stock option and RSU awards as of September 30, 2007 and September 30, 2006 totaled $64 million and $61 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period. Compensation expense related to RSU awards decreased to a net benefit of $2.2 million for the quarter ended September 30, 2007 due to adjustments made to the total estimated fair value of the performance based awards in accordance with the provisions of SFAS No. 123(R).

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE F – GOODWILL AND OTHER INTANGIBLES

The Company’s total goodwill by reporting unit consists of the following:

(millions of dollars)	September 30, 2007	December 31, 2006
North America	$1,773	$1,659
Embraco	4	4

Total goodwill	$1,777	$1,663

The changes in the carrying amounts for goodwill since December 31, 2006 are due primarily to final purchase accounting adjustments related to the acquisition of Maytag. All goodwill related to the Maytag acquisition has been recorded in the North America region on the basis that the cost efficiencies identified will primarily benefit this reporting unit of the business.

The Company’s other intangible assets are comprised of the following:

(millions of dollars)	September 30, 2007	December 31, 2006
Intangible assets with indefinite lives	$1,516	$1,516
Amortizable assets with determinate lives	342	355

Total other intangible assets, net	$1,858	$1,871

Included in the above balances for other intangible assets are accumulated amortization amounts totaling $57 million and $33 million at September 30, 2007 and December 31, 2006, respectively.

NOTE G – INVENTORIES

Inventories consist of the following:

(millions of dollars)	September 30, 2007	December 31, 2006
Finished products	$2,552	$1,980
Raw materials and work in process	517	503

	3,069	2,483
Less: excess of FIFO cost over LIFO cost	135	135

	$2,934	$2,348

As of September 30, 2007, inventories have increased by $586 million as compared to the December 31, 2006 balance due to normal seasonal build of inventories, appreciation in foreign currency rates and an increase in our Latin America region inventories to support higher sales volumes.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE H – RESTRUCTURING CHARGES

Whirlpool Restructuring (excluding Maytag)

The following represents a reconciliation of the changes in restructuring reserves related to Whirlpool projects through September 30, 2007:

(millions of dollars)	Balance December 31, 2006	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance September 30, 2007
Termination costs	$14	$27	$(30)	$—	$—	$—	$11
Non-employee exit costs	3	19	(11)	(8)	—	—	3

Total	$17	$46	$(41)	$(8)	$—	$—	$14

Under its ongoing global operating platform initiatives, the Company has implemented certain restructuring initiatives to strengthen its position in the global appliance industry. The Company plans to continue its comprehensive worldwide effort to optimize its regional manufacturing facilities, supply base, product platforms and technology resources to better support its global brands and customers. In addition to the global operating platform initiatives, the Company has implemented organizational initiatives designed to maximize support efficiencies.

The Company incurred pre-tax restructuring charges of $13 million and $7 million related to these actions during the three months ended September 30, 2007 and September 30, 2006, respectively. The Company incurred pre-tax restructuring charges of $46 million and $40 million related to these actions during the nine months ended September 30, 2007 and September 30, 2006. These charges are included in the restructuring costs line in the Company’s Consolidated Condensed Statement of Operations and primarily consist of costs incurred to restructure the cooking platform in Latin America, shift refrigeration capacity to lower cost regions in Europe and North America and reorganize the salaried workforce throughout Europe. The Company expects to incur additional costs, not to exceed $35 million, during the last three months of 2007 related to various restructuring initiatives.

On an operating segment level on a consolidated basis, for the three months ended September 30, 2007 and September 30, 2006, the North America region incurred approximately $3 million and no charges, the Europe region incurred approximately $8 million and $5 million, the Latin America region incurred approximately $2 million and $1 million and the Asia region incurred no charges and approximately $1 million of restructuring charges, respectively. For the nine months ended September 30, 2007 and September 30, 2006, the North America region incurred approximately $10 million and $16 million, the Europe region incurred approximately $18 million and $13 million, the Latin America region incurred approximately $18 million and $5 million and the Asia region incurred no charges and approximately $6 million of restructuring charges, respectively.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Maytag Integration

Maytag integration reserves are included in the restructuring costs line in the Consolidated Condensed Balance Sheets as part of the North America region. The following represents a reconciliation of the changes in reserves related to Maytag projects through September 30, 2007:

(millions of dollars)	Balance December 31, 2006	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance September 30, 2007
Termination costs	$114	$—	$(51)	$—	$(13)	$1	$51
Non-employee exit costs	46	—	(12)	(2)	15	—	47

Total	$160	$—	$(63)	$(2)	$2	$1	$98

In the second quarter of 2006, the Company announced its intention to close the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The Company has established reserves for certain exit costs, including costs relating to these facilities. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to goodwill. Efforts related to the closure of the Herrin, Illinois and Searcy, Arkansas plants are substantially completed. At September 30, 2007, a $98 million reserve remains for certain actions, including closure of Maytag facilities mentioned above, which were established as a purchase accounting liability. Adjustments to the reserve, which did not impact earnings, have been reflected in the table above.

NOTE I – GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The Company has guarantee arrangements in place at a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from the Company, following its normal credit policies. In the event a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of September 30, 2007 and December 31, 2006, these amounts totaled $308 million and $312 million, respectively. The only recourse the Company has related to these agreements would be legal or administrative collection efforts directed against the customer.

The Company provides guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities under guarantee for consolidated subsidiaries totaled $1.4 billion at both September 30, 2007 and December 31, 2006. The Company’s total outstanding bank indebtedness under guarantee totaled $159 million and $106 million at September 30, 2007 and December 31, 2006, respectively.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

At September 30, 2007, approximately $6.5 million of undrawn stand-by letters of credit under committed lines were outstanding. These letters of credit were issued by Maytag and assigned to Whirlpool as part of the merger.

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

The following represents a reconciliation of the changes in product warranty reserves during the nine months ended September 30, 2007:

(millions of dollars)
Balance, January 1, 2007	$284
Warranties issued during the period	326
Settlements made during the period	(403)
Other	51

Balance, September 30, 2007	$258

Current portion	$184
Non-current portion	74

Total	$258

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

The Brazilian Constitution provides tax credits on purchases of raw materials used in production. The credits apply to purchases of raw materials that are exempt or have a zero tax rate. Several court decisions supported that tax credit and, during 2003 and 2004, the Company recognized tax credits under that provision. The amount recognized as tax credits with currency appreciation is currently $31 million. No credits were recognized in 2005 or 2006. The recorded tax credits have been challenged by the Brazilian tax authorities. The Brazilian Supreme Court recently issued two

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

rulings specific to the facts of each case regarding the Imposto sobre Produtos Industrializados tax credit. In one case, the Supreme Court ruled in favor of the company; and in the other case in favor of the government. The Supreme Court opinions have not been published as of yet and the Company believes that it is premature to change its position on its case before reviewing the Supreme Court rulings as published and determining how those rulings apply to the specific facts of its case. In addition, the published opinions will indicate the scope of the Supreme Court ruling and the recourse available to affected parties. The Company is defending this case at an administrative level. The range of the potential exposure for the Company is zero, if it is successful in its defense or up to $68 million, if it is unsuccessful in its defense, which is comprised of $31 million in taxes, $19 million in potential penalties and $18 million in interest charges. As of September 30, 2007, the Company has not recorded any reserve for this item.

In 1989, a Brazilian affiliate (now a subsidiary) of the Company brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to the Company became final. In 2001, the financial institution began a collection action and the Company responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. After official publication of the Superior Court’s ruling on the counterclaim, the Company filed an additional legal recourse with the Superior Court to clarify its ruling. The Superior Court has declined to further entertain the Company’s appeal on the counterclaim. The Company’s outside counsel is analyzing the ruling and the possibility of additional legal appeal to the Supreme Court. The Company has not changed its assessment of the case or the reserve established during 2005 for this litigation.

The Company is currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point, cannot reasonably estimate a possible range of loss.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

NOTE J – PENSION AND POSTRETIREMENT MEDICAL BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and nine months ended September 30, 2007 and 2006 are indicated below. As previously disclosed, the Company acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

	Three months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
(millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$6.1	$22.1	$1.8	$3.2	$4.7	$6.0
Interest cost	53.7	56.0	5.0	4.3	18.0	21.3
Expected return on plan assets	(62.8)	(62.7)	(2.6)	(1.8)	—	—
Amortization of transition obligation	—	—	—	0.2	—	—
Amortization of prior service cost	1.2	2.2	0.1	—	(4.1)	(2.0)
Amortization of net loss	3.9	6.7	0.5	0.5	0.2	3.0
Curtailment loss	—	15.0	—	—	—	—

Net periodic cost	$2.1	$39.3	$4.8	$6.4	$18.8	$28.3

	Nine months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
(millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$19.3	$60.3	$5.2	$9.5	$17.1	$15.6
Interest cost	161.1	141.1	14.6	12.6	55.5	52.4
Expected return on plan assets	(192.1)	(161.4)	(7.4)	(5.4)	—	—
Amortization of transition obligation	—	—	—	0.6	—	0.1
Amortization of prior service cost	3.9	6.6	0.3	0.2	(8.6)	(6.1)
Amortization of net loss	12.1	20.1	1.5	1.5	3.8	10.3
Curtailment loss	13.6	15.0	—	—	—	—

Net periodic cost	$17.9	$81.7	$14.2	$19.0	$67.8	$72.3

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The Company has contributed $72 million to qualified U.S. pension plans during 2007. No further contributions are expected for the remainder of 2007.

The Company expects to contribute $6 million to the foreign funded pension plans during 2007.

The Whirlpool and Maytag U.S. pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For certain salaried Whirlpool employees who are eligible to retire on or before December 31, 2009, the amendment ceasing benefit accruals will be effective December 31, 2009. In addition, the Whirlpool Production Employees Retirement Plan at LaVergne, one of the Company’s Tennessee manufacturing facilities, which covers union employees, was amended to cease all benefit accruals effective January 31, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendments and is not classified within pension expense. As a result of the amendments, the Company recognized net curtailment charges of approximately $15 million and $6 million, respectively, during the third and fourth quarters of 2006.

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

In July of 2007, Whirlpool announced certain changes to the Whirlpool Retiree Medical Plan that will take effect on January 1, 2008 and January 1, 2009. These changes include an adjustment to the Retiree Health Savings Account (RHSA) credit received by certain groups of heritage Maytag and heritage Whirlpool employees, the substitution of post-65 drug coverage with a notional account to be used to offset the cost of Medicare Part D premiums or other employer-sponsored medical coverage for certain groups of heritage Maytag and heritage Whirlpool retirees, and the replacement of certain heritage Maytag retiree medical plans with PPO coverage offered under the Whirlpool Retiree Medical Plan. As a result of these changes, Whirlpool recognized a reduction in its long-term post-employment obligation of $82 million. An additional $46 million reduction in the long-term post-employment benefit obligation was realized as a result of a change in discount rate consistent with the July 1, 2007 remeasurement date. The offsetting credit was recorded, net of the related deferred tax asset, as an increase in accumulated other comprehensive income.

In September of 2007, The Maytag Corporation Employees Retirement Plan was amended to cease all benefit accruals effective December 31, 2007 for the production plant in Amana, Iowa. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendment and is not classified within pension expense.

NOTE K – INCOME TAXES

The effective income tax rate was approximately 4.2% for the quarter and 13.8% for the year to date period versus 25.5% in the year ago quarter and 26.4% in the prior year to date period. The

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

change results from a combination of certain discrete items recognized during the quarter and year to date periods (discussed below), dispersion of global income, tax credit availability, and tax planning activities. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

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

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2004. The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 that is anticipated to be completed during 2008. It is reasonably possible that certain unrecognized tax benefits related to dispersion of income and tax credits totaling $36 million could be settled with the related jurisdictions during the next nine months. If settled for an amount other than $36 million, any difference would impact the Company’s effective tax rate during the quarter in which the settlement occurred.

During the second and third quarters of 2007, the Company was required to reverse deferred tax asset valuation allowances totaling approximately $12 million and $29 million, respectively, due to tax planning activities which will enable the realization of the underlying deferred tax assets.

During the second quarter of 2007, the Company recognized a foreign uncertain tax position in the amount of approximately $15 million due to new information which changed the technical merits of the position. The position had been fully reserved for in a prior period.

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

NOTE L – COMPREHENSIVE INCOME

A summary of increases in stockholders’ equity, net of income taxes, which did not result directly from transactions with stockholders follows:

	Three months ended September 30,		Nine months ended September 30,
(millions of dollars)	2007	2006	2007	2006
Net earnings	$175	$117	$453	$324
Currency translation adjustments - net	122	24	245	111
Cash flow hedges - net	(9)	(14)	(48)	38
SFAS No. 158 Adjustments	84	—	99	—

Total	$372	$127	$749	$473

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

As described above, the Company’s chief operating decision maker reviews each operating segment’s performance based on operating income excluding restructuring. These restructuring charges are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the quarter ended September 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $3 million - Europe - $8 million and Latin America - $2 million, for a total of $13 million. For the quarter ended September 30, 2006, the operating segments recorded total restructuring charges as follows: North America - no charges, Europe - $5 million, Latin America - $1 million and Asia - $1 million, for a total of $7 million. For the nine months ended September 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $10 million, Europe - $18 million

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

and Latin America - $18 million, for a total of $46 million. For the nine months ended September 30, 2006, the operating segments recorded total restructuring charges as follows: North America - $16 million, Europe - $13 million, Latin America - $5 million and Asia - $6 million, for a total of $40 million.

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

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)
Three Months Ended September 30	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated

Net sales
2007	$2,947	$998	$813	$123	$(41)	$4,840
2006 reclassified	$3,218	$895	$661	$104	$(35)	$4,843
2006 previously reported	$3,297	$887	$590	$104	$(35)	$4,843

Intersegment sales
2007	$42	$122	$42	$68	$(274)	$—
2006 reclassified	$19	$129	$34	$74	$(256)	$—
2006 previously reported	$19	$129	$34	$74	$(256)	$—

Depreciation and amortization
2007	$86	$29	$23	$6	$—	$144
2006 reclassified	$95	$27	$18	$4	$8	$152
2006 previously reported	$95	$27	$18	$4	$8	$152

Operating profit (loss)
2007	$132	$84	$103	$(5)	$(56)	$258
2006 reclassified	$174	$57	$56	$(3)	$(59)	$225
2006 previously reported	$195	$61	$51	$(1)	$(81)	$225

Total assets
September 30, 2007	$9,623	$2,821	$2,377	$387	$(730)	$14,478
December 31, 2006 reclassified	$8,445	$3,001	$2,037	$603	$(208)	$13,878
December 31, 2006 previously reported	$8,536	$2,965	$1,982	$603	$(208)	$13,878

Capital expenditures
2007	$56	$20	$27	$5	$—	$108
2006 reclassified	$73	$27	$18	$4	$6	$128
2006 previously reported	$73	$27	$18	$4	$6	$128

WHIRLPOOL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

(millions of dollars)
Nine Months Ended September 30	North America	Europe	Latin America	Asia	Other/ Eliminations	Consolidated

Net sales
2007	$8,690	$2,727	$2,389	$402	$(125)	$14,083
2006 reclassified	$8,579	$2,434	$1,886	$334	$(107)	$13,126
2006 previously reported	$8,794	$2,403	$1,701	$334	$(106)	$13,126

Intersegment sales
2007	$133	$386	$125	$171	$(815)	$—
2006 reclassified	$44	$380	$103	$171	$(698)	$—
2006 previously reported	$44	$380	$103	$171	$(698)	$—

Depreciation and amortization
2007	$260	$84	$61	$16	$14	$435
2006 reclassified	$232	$75	$54	$13	$15	$389
2006 previously reported	$232	$75	$54	$13	$15	$389

Operating profit (loss)
2007	$471	$173	$282	$(3)	$(192)	$731
2006 reclassified	$544	$132	$147	$(9)	$(181)	$633
2006 previously reported	$606	$140	$134	$(3)	$(244)	$633

Total assets
September 30, 2007	$9,623	$2,821	$2,377	$387	$(730)	$14,478
December 31, 2006 reclassified	$8,445	$3,001	$2,037	$603	$(208)	$13,878
December 31, 2006 previously reported	$8,536	$2,965	$1,982	$603	$(208)	$13,878

Capital expenditures
2007	$175	$48	$68	$12	$7	$310
2006 reclassified	$223	$57	$56	$16	$8	$360
2006 previously reported	$223	$57	$56	$16	$8	$360

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation is a global manufacturer of major home appliances with 2006 revenues of $18 billion and net earnings of $433 million. Our four reportable segments are based on geography and consist of North America (65% of 2006 revenues), Europe (19% of 2006 revenues), Latin America (13% of 2006 revenues), and Asia (3% of 2006 revenues). We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe, India and China. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement.

Our growth strategy over the past several years has been to introduce innovative new products, increase customer loyalty for our brands, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions.

We monitor country-specific economic factors such as gross domestic product, consumer interest rates, consumer confidence, housing starts, sales of existing homes and mortgage refinancing as key indicators of industry demand. In addition to profitability, management also focuses on country, brand, product and channel sales, when assessing and forecasting financial results. We intend to utilize our global manufacturing, procurement and technology footprint to enhance our position in the global appliance industry. Material and oil-related costs have remained volatile during 2007. We currently anticipate that material and oil-related costs for 2007 may increase by approximately $570 million over the material and oil-related costs experienced in 2006. We expect to offset these higher costs with incremental efficiencies realized from the Maytag acquisition, which are estimated to exceed $400 million during 2007, improvements in U.S. industry demand, productivity improvements, new product introductions, including the revitalization of Maytag-branded products, market share increases, previously implemented cost-based price adjustments and improved product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

RESULTS OF OPERATIONS

The Consolidated Condensed Statements of Operations present our operating results for the three and nine months ended September 30, 2007 and 2006. All comparisons are to 2006, unless otherwise noted. This section of Management’s Discussion and Analysis highlights the main factors affecting the changes in our financial condition and results of operations and should be read along with the Consolidated Condensed Financial Statements.

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

For the quarter ended September 30, 2007, net sales were $4.8 billion. We delivered $175 million in earnings from continuing operations, or $2.20 per diluted share, increasing from the $134 million or $1.68 per diluted share that we reported for the quarter ended September 30, 2006. The increase in earnings from continuing operations for the current quarter reflects several items, including strong operating profit improvement within our international businesses, cost-efficiency realization associated with the previous year’s acquisition of Maytag, productivity improvements, strong cost controls, a lower effective tax rate and non-income tax based credits received. See Note K to the Consolidated Condensed Financial Statements for further discussion on our effective tax rate for the quarter ended September 30, 2007. Our results also included $41 million of gains associated with asset sales and an investment, compared to $42 million of asset gains in the previous year period. Third quarter results were negatively impacted by significantly higher material and oil-related costs, and lower shipments within North America.

For the remainder of 2007, we continue to expect strong performance within our international businesses. The Company expects U.S. trends to begin improving during the fourth quarter of 2007 and full year 2008 in comparison to the atypical declines in U.S. industry demand experienced during late 2006 which continued through the third quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Net Sales

Total units sold decreased 4.6% for the quarter and increased approximately 1% year to date. Net sales were essentially unchanged for the quarter and increased 7.3% year to date. Excluding the impact of currency, net sales decreased approximately 4% for the quarter and increased approximately 4% year to date.

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions of dollars)	2007	2006	Change	2007	2006	Change
Net Sales:
North America	$2,947	$3,218	-8.4%	$8,690	$8,579	1.3%
Europe	998	895	11.5	2,727	2,434	12.0
Latin America	813	661	23.0	2,389	1,886	26.7
Asia	123	104	18.3	402	334	20.4
Other/eliminations	(41)	(35)	—	(125)	(107)	—

Consolidated	$4,840	$4,843	-0.1%	$14,083	$13,126	7.3%

Significant regional trends were as follows:

•

North America unit volumes decreased 12.4% for the quarter and net sales decreased 8.4%. The unit decline reflects reduced industry volume and lower market share, primarily due to weak U.S. industry demand and lower OEM and value brand shipments offset partially by higher demand in Canada and Mexico. For the nine month period, unit volumes decreased 6.7% and net sales increased 1.3% versus the prior year, reflecting the items mentioned above and contribution from the Maytag acquisition for a full nine months in the current year compared to six months in 2006.

•

Europe unit volumes increased 3.0% and 4.5% for the quarter and year to date periods, respectively. The increase in volume was driven by strong Whirlpool brand performance and the positive impact of innovative new product offerings. Net sales increased 11.5% and 12.0% for the quarter and year to date periods, respectively. Excluding currency fluctuations, net sales increased approximately 3% and 4% for the quarter and year to date periods, respectively.

•

Latin America unit volumes increased 13.4% and 22.5% for the quarter and year to date periods, respectively. Net sales in Latin America increased 23.0% and 26.7% for the quarter and year to date periods, respectively, reflecting strong appliance industry growth, new product introductions, strong economic conditions throughout the region and cost-based pricing. Excluding currency fluctuations, net sales increased approximately 10% and 17% for the quarter and year to date periods, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

•

Asia unit volumes increased 1.9% and 8.1% for the quarter and year to date periods, respectively. Net sales in Asia increased 18.4% and 20.5% for the quarter and year to date periods, respectively, driven by the favorable impact of successful new product introductions and improved product mix, and continued strong growth within India, the region’s largest market. Excluding currency fluctuations, net sales increased approximately 7% and 13% for the quarter and year to date periods, respectively.

For the full year 2007, industry unit shipments are expected to decrease approximately 4% in the U.S., increase approximately 2% to 3% in Europe, increase 15% to 20% in Latin America and increase 5% to 10% in Asia. Weaker industry demand and significantly higher material and oil-related prices in the United States have adversely impacted our results for the past twelve months. The Company expects U.S. trends to begin improving during the fourth quarter of 2007 and full year 2008 in comparison to the atypical declines in U.S. industry demand experienced during late 2006 which continued through the third quarter of 2007.

Gross Margin

Third quarter gross margin as a percentage of sales decreased to 14.3%, from 14.5% in the prior year period and for the nine months ended September 30, 2007 decreased to 14.6% from 15.0%. Strong international performance, acquisition efficiencies, productivity improvements, regional tax incentives and asset sale gains had a positive impact on overall gross margin during the quarter and year to date periods ended September 30, 2007. Offsetting these improvements were significantly higher material and oil-related costs, particularly in the United States. We expect material prices to continue to remain elevated for the remainder of 2007, but to be offset by improving demand in the U.S., previously implemented cost-based price adjustments, strong cost controls and productivity improvements, continued strength in our international businesses, as well as benefits from acquisition efficiencies. Included in gross margin for the quarters ended September 30, 2007 and 2006 are asset sale gains of $36 million and $1 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales decreased from 9.5% to 8.5% during the quarter, and decreased from 9.7% to 8.9% during the year to date period, primarily due to acquisition efficiencies and administrative cost reductions. Also included in selling, general and administrative expenses is a $12 million operating tax credit recorded by our Latin America region during the third quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions of dollars)	2007	As a % of Sales	2006	As a % of Sales	2007	As a % of Sales	2006	As a % of Sales
Selling, General and Administrative Expenses
North America	$198	6.7%	$234	7.3%	$593	6.8%	$619	7.1%
Europe	101	10.1	91	10.2	260	9.5	257	10.6
Latin America	53	6.5	69	10.4	198	8.3	206	10.9
Asia	22	17.9	19	18.3	65	16.1	59	17.7
Corporate/Other	40	—	49	—	136	—	131	—

Consolidated	$414	8.5%	$462	9.5%	$1,252	8.9%	$1,272	9.7%

Restructuring Costs

Restructuring charges of $13 million and $46 million, which exclude Maytag severance and exit costs associated with the acquisition, were recorded in the current quarter and year to date period, respectively, and primarily relate to costs incurred to restructure the cooking platform in Latin America, shift refrigeration capacity to lower cost regions in Europe and North America and reorganize the salaried workforce throughout Europe. In the previous year quarter and year to date periods, these charges were $7 million and $40 million, respectively, and relate primarily to asset write-offs and our ongoing global operating platform initiatives. See Note H to the Consolidated Condensed Financial Statements for further information.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) decreased by $41 million during the quarter and $25 million for the year to date period as compared to prior year periods. The decrease during the quarter was primarily due to a gain recognized on the sale of a business during 2006 and less favorable foreign currency results on balance sheet positions denominated in non-functional currency in 2007. The decrease during the year to date period was primarily due to the gain on the aforementioned business sale.

Interest Expense

Interest expense decreased $15 million for the quarter and $1 million for the year to date period, respectively, when compared to the prior year periods. The decrease in interest expense for the quarter ended September 30, 2007 is primarily due to a lower post-acquisition debt level and the effect of new debt which was issued at lower interest rates to replace maturing and early-called debt during 2006 as well as an interest payment made related to a tax settlement which occurred during the third quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Gain on Sale of Investment

During the third quarter 2007, we sold approximately 9 million shares, or 7%, of Whirlpool of India Limited and recorded a gain of approximately $7 million. This sale was done to satisfy Stock Exchange Board of India listing standards and regulations. Following the sale of stock, our ownership interest in Whirlpool of India Limited is 75%.

We are unable to estimate at this time whether transactions of this type will occur in the future.

Income Taxes

The effective income tax rate was approximately 4.2% for the quarter and 13.8% for the year to date period versus 25.5% in the year ago quarter and 26.4% in the prior year to date period. The change results from a combination of certain discrete items recognized during the quarter and year to date periods, dispersion of global income, tax credit availability, and tax planning activities. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary. See Note K to the Consolidated Condensed Financial Statements for further information.

Equity in (Losses) Earnings of Affiliated Companies

Losses from affiliated companies were $6 million for the current quarter and $10 million year to date periods versus $0 and $1 million in earnings for the same periods in the prior year. The increase in losses for the quarter and year to date periods is primarily due to operating losses incurred by an international investment in our Europe region.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $175 million, or $2.20 per diluted share, versus $134 million, or $1.68 per diluted share in the year ago quarter. Earnings from continuing operations for the year to date period were $460 million, or $5.72 per diluted share, versus $353 million, or $4.68 per diluted share in the prior year to date period. Overall performance was driven by continued improvement from our international businesses, acquisition efficiencies, strong cost reduction actions, regional tax incentives, productivity and cost-based price adjustments within our international businesses and a significantly reduced effective tax rate. This performance was partially offset by higher material and oil-related prices, lower U.S. industry demand, and foreign currency losses.

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

Net Earnings

Net earnings for the current quarter were $175 million, or $2.20 per diluted share, versus $117 million, or $1.47 per diluted share in the year ago quarter. Net earnings for the year to date period were $453 million, or $5.63 per diluted share, versus $324 million, or $4.30 per diluted share in the prior year to date period.

CASH FLOWS

The statements of cash flows reflect the changes in cash and equivalents for the nine months ended September 30, 2007 and 2006 by classifying transactions into three major categories: operating, investing and financing activities. Whirlpool has presented cash flows pertaining to the discontinued operations separately within the statements.

Operating Activities of Continuing Operations

Our main source of liquidity is cash generated from continuing operating activities consisting of net earnings from continuing operations adjusted for non-cash operating items, such as depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by continuing operating activities in the first nine months of 2007 was $128 million compared to cash provided by continuing operating activities of $296 million in 2006. The change reflects higher restructuring activity, primarily in support of the Maytag acquisition, higher pension contributions, cash outflow for the previously disclosed Maytag product recall, and higher payouts for brand support and investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Investing Activities of Continuing Operations

The principal recurring investing activities of continuing operations are property additions. Net property additions for the nine months ended September 30, 2007 were $310 million compared to $360 million in the year ago period. These expenditures are primarily for equipment and tooling driven by product innovation initiatives, more efficient production methods, and replacement for normal wear and tear. The prior year period included capital to support expansion of new operations in Mexico and capital to support integration of Maytag. In addition, during the nine months ended September 30, 2007 we received the $100 million of remaining proceeds from sales of Maytag adjacent businesses, compared to $49 million in the prior year period. For the nine months ended September 30, 2006, included in investing activities of continuing operations, is the cash disbursed to acquire Maytag, net of cash acquired in the transaction, of $796 million. During the nine months ended September 30, 2007 and 2006, we received proceeds of $99 million and $61 million, respectively, from the sale of assets and non-Maytag businesses. During the nine months ended September 30, 2006, we also purchased minority interest shares totaling $53 million.

Financing Activities of Continuing Operations

Cash used in continuing financing activities for the nine months ended September 30, 2007 was $51 million compared to cash provided by continuing financing activities of $378 million in the year ago period. Net proceeds of short-term borrowings were $242 million for the nine months ended September 30, 2007 compared to $492 million in the year ago period. The prior year period reflects short-term debt issued to pay the Company’s maturing $300 million Eurobond principal. Prior year results also reflect proceeds of long-term debt which replaced commercial paper borrowings initially issued to finance the Maytag acquisition. Repayments of long-term debt reflect the maturity of Whirlpool and Maytag debt. During the nine months ended September 30, 2007 we also repurchased treasury stock totaling $251 million, paid dividends to common stockholders totaling $101 million and received proceeds from the issuance of common stock under stock plans of $63 million. Further information regarding debt proceeds and repayments can be found in the Financial Condition and Liquidity section of Management’s Discussion and Analysis.

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through the appropriate mix of long-term and short-term debt. By diversifying the debt maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

We finance our working capital fluctuations primarily through the issuance of commercial paper in the U.S. and Europe, which is supported by committed bank lines. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. We have access to long-term funding in the U.S., Europe and other public bond markets.

Our financial position is supported by strong annual cash provided by continuing operating activities and our borrowing capacity under our long-term committed credit facilities. At December 31, 2006 and September 30, 2007, our total assets were $13.9 billion and $14.5 billion, respectively.

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

In August 2006, $25 million of Medium-term notes matured and were repaid. These notes were assumed by the Company as part of the Maytag acquisition.

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

On December 2, 2005, we entered into an Amended and Restated Long Term Five-Year Credit Agreement (the “Amended and Restated Credit Agreement”), providing for a $2.2 billion 5-year credit facility, which includes a $100 million letter of credit subfacility. Borrowings under the Credit Facilities are available to us and our designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the facilities, if any, will be guaranteed by us. Interest under the Credit Facilities accrues at a variable annual rate based on the LIBOR plus a margin dependent on our credit rating at that time. The Credit Facilities require us to meet certain financial tests and contain specific covenants. Undrawn stand-by letters of credit totaling $6.5 million issued under the letter of credit subfacility reduce the availability of these committed lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

On June 15, 2004, we announced that the Board of Directors authorized a new share repurchase program whereby we may repurchase up to $500 million of outstanding common stock. We did not repurchase any shares during 2006. We resumed the repurchase of shares under this authorization during the second quarter of 2007, and have repurchased $251 million of outstanding common stock during the current year. Approximately $214 million of the authorization remains outstanding as of September 30, 2007.

We believe our capital resources and liquidity position at September 30, 2007 are adequate to meet anticipated business needs and to fund future growth opportunities. Currently, we have access to capital markets in the U.S. and internationally.

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

We expect to achieve efficiencies of greater than $400 million during 2007, compared to $107 million in 2006. We expect to incur approximately $410 million in pre-tax, one-time cash costs between 2006 through 2008 of which approximately $150 million will be expensed to realize the annualized savings estimates. Approximately $90 million impacted earnings in 2006, $55 million of these costs are expected to impact earnings in 2007 and $5 million in 2008.

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

credits with currency appreciation is currently $31 million. No credits were recognized in 2005 or 2006. The recorded tax credits have been challenged by the Brazilian tax authorities. The Brazilian Supreme Court recently issued two rulings specific to the facts of each case regarding the Imposto sobre Produtos Industrializados tax credit. In one case the Supreme Court ruled in favor of the company, and in the other case in favor of the government. The Supreme Court opinions have not been published as of yet and we believe that it is premature to change our position on our case before reviewing the Supreme Court rulings as published and determining how those rulings apply to the specific facts of our case. In addition, the published opinions will indicate the scope of the Supreme Court rulings and the recourse available to affected parties. We are defending this case at an administrative level. The range of the potential exposure for us is zero, if we are successful in our defense or up to $68 million, if we are unsuccessful in our defense, which is comprised of $31 million in taxes, $19 million in potential penalties and $18 million in interest charges. As of September 30, 2007, we have not recorded any reserve for this item.

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

The Whirlpool and Maytag U.S. pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For certain salaried Whirlpool employees who are eligible to retire on or before December 31, 2009, the amendment ceasing benefit accruals will be effective December 31, 2009. In addition, the Whirlpool Production Employees Retirement Plan at LaVergne, one of the Company’s Tennessee manufacturing facilities, which covers union employees, was amended to cease all benefit accruals effective January 31, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendments and is not classified within pension expense. As a result of the amendments, the Company recognized net curtailment charges of approximately $15 million and $6 million, respectively, during the third and fourth quarters of 2006.

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

In July of 2007, Whirlpool announced certain changes to the Whirlpool Retiree Medical Plan that will take effect on January 1, 2008 and January 1, 2009. These changes include an adjustment to the Retiree Health Savings Account (RHSA) credit received by certain groups of heritage Maytag and heritage Whirlpool employees, the substitution of post-65 drug coverage with a notional account to be used to offset the cost of Medicare Part D premiums or other employer-sponsored medical coverage for certain groups of heritage Maytag and heritage Whirlpool retirees, and the replacement of certain heritage Maytag retiree medical plans with PPO coverage offered under the Whirlpool Retiree Medical Plan. As a result of these changes, Whirlpool recognized a reduction in its long-term post-employment obligation of $82 million. An additional $46 million reduction in the long-term post-employment benefit obligation was realized as a result of a change in discount rate consistent with the July 1, 2007 remeasurement date. The offsetting credit was recorded, net of the related deferred tax asset, as an increase in accumulated other comprehensive income.

In September of 2007, The Maytag Corporation Employees Retirement Plan was amended to cease all benefit accruals effective December 31, 2007 for the production plant in Amana, Iowa. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendment and is not classified within pension expense.

In December 1996, Multibras and Empresa Brasileira de Compressores S.A. (“Embraco”), Brazilian subsidiaries, were granted additional export incentives in connection with Befiex. These incentives allow the use of credits as an offset against current Brazilian federal excise tax on domestic sales. We were able to recognize net export credits of $25 million during the third quarter of 2007 and $82 million during the year to date period. We expect to continue recognizing credits as they are monetized. On September 30, 2007, our remaining credits were approximately $849 million after adjusting for currency fluctuations and monetary adjustments.

The Waste Electrical and Electronic Equipment (“WEEE”) directive, issued by the European Union (“EU”) on February 13, 2003, requires EU-member states to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of December 31, 2006, all EU member states have transposed the directive into national legislation, and we are compliant in all countries. In 2006, we recovered the cost of WEEE almost entirely through price increases or visible fees. These price increases and fees are allowable until 2013 and have been added to the price of the products. The EU Commission has launched an assessment of the directive and the accuracy of its

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

implementation by individual states. We continue to evaluate the impact of the WEEE legislation on the Company. The net impact of compliance with this directive did not have a material effect on the results of our operations for the three or nine month periods ended September 30, 2007 and 2006.

In 1989, a Brazilian affiliate (now our subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, a decision in the declaratory action adverse to us became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. After official publication of the Superior Court’s ruling on the counterclaim, we filed an additional legal recourse with the Superior Court to clarify its ruling. The Superior Court has declined to further entertain the Company’s appeal on the counterclaim. The Company’s outside counsel is analyzing the ruling and the possibility of additional legal appeal to the Supreme Court. The Company has not changed its assessment of the case or the reserve established during 2005 for this litigation.

The Company is currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage and the complaints seek unspecified compensatory damages. The Company believes these suits are without merit, intends to vigorously defend these actions, and at this point, cannot reasonably estimate a possible range of loss.

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices, as well as expectations as to the integration with Maytag Corporation. Many risks, contingencies and uncertainties could cause actual results to differ materially from our forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the strength of trade customers; (2) our ability to continue our strong relationship with Sears Holding Corporation in North America (accounting for approximately 14% of our 2006 consolidated net sales of $18.1 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) our ability to complete the integration of Maytag Corporation on a timely basis and realize the full anticipated benefits of the merger within the current cost estimates; (4) demand for our products, including the strength of the U.S. building industry and the level of interest rates; (5) our ability to achieve our business plans, including productivity improvements, cost control, leveraging of our global operating platform, acceleration of the rate of innovation and realization of cost-based price increases; (6) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

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

We undertake no obligation to update any forward-looking statement, and investors are advised to review disclosures in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A to Part II of this report and Item 1A to Part I of Whirlpool’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Item 1A to Part II of Whirlpool’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended September 30, 2007

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note I to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the addition of a new risk factor set forth in Part II Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. The risk factors disclosed in our Annual Report on Form 10-K, as amended by our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2007, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of Whirlpool’s common stock in the quarter ended September 30, 2007:

Fiscal period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2007 through July 31, 2007	747,000	$106.41	747,000	$284
August 1, 2007 through August 31, 2007	719,000	$97.89	719,000	$214
September 1, 2007 through September 30, 2007	—	$—	—	$214

Total	1,466,000	$102.23	1,466,000

Shares included in the table above were purchased as part of a program authorized by our Board of Directors to repurchase up to $500 million in Whirlpool common stock. This repurchase program was authorized on June 15, 2004.

PART II. OTHER INFORMATION

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Quarter Ended September 30, 2007

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a.	The following are included herein:

Exhibit 12	Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2007