Form 10-K
period 2007-12-31
WHIRLPOOL CORP /DE/
filed 2008-02-22
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,555,382,037.

On February 15, 2008, the registrant had 75,830,968 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2008 annual meeting of stockholders (the “Proxy Statement”)	Part III

PART I

ITEM 1.    Business.

Whirlpool Corporation, the world’s leading manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 12 countries under 13 principal brand names and markets products in nearly every country around the world. Whirlpool’s geographic segments consist of North America, Europe, Latin America, and Asia. As of December 31, 2007, we had approximately 73,000 employees.

As used herein, and except where the context otherwise requires, “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

Products and Markets

Whirlpool manufactures and markets a full line of major appliances and related products, primarily for home use. Our principal products are laundry appliances, refrigerators, cooking appliances, dishwashers, and mixers and other small household appliances. We also produce hermetic compressors for refrigeration systems.

For each class of products which accounted for 10% or more of our consolidated net sales over the last three years, the following table lists the total net sales of each class.

	Percent in 2007	Year ended December 31 (millions of dollars)
Class of Similar Products		2007	2006	2005
Home Laundry Appliances	29%	$5,678	$5,474	$4,425
Home Refrigerators and Freezers	30%	5,833	5,341	4,506
Home Cooking Appliances	15%	2,995	2,909	2,186
Other	26%	4,902	4,356	3,200

Net Sales	100%	$19,408	$18,080	$14,317

In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Roper, Estate, Admiral, Magic Chef, Amana, and Inglis brand names primarily to retailers, distributors, and builders. In Canada, we market and distribute major home appliances under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Magic Chef, Amana, Roper, Estate, and KitchenAid brand names. In Mexico, we market and distribute major home appliances under the Whirlpool, Maytag, Jenn-Air, Acros, KitchenAid, Estate, Roper, Supermatic, Amana, and Admiral brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names. We have manufacturing facilities in the United States and Mexico.

Whirlpool is a major supplier to Sears of laundry, refrigerator, dishwasher, and trash compactor home appliances. Sears markets some of the products that we supply to them under its Kenmore brand name. Sears is also a major outlet for our Whirlpool, Maytag, KitchenAid, Jenn-Air, and Amana brand products. In 2007, approximately 12% of our consolidated net sales were attributable to sales to Sears.

In Whirlpool’s European region, we market and distribute our major home appliances under the Whirlpool, Maytag, Amana, Bauknecht, Ignis, Laden, and Polar brand names, and major and portable appliances under the KitchenAid brand name. In addition to our extensive operations in Western Europe, we have sales subsidiaries in Russia, Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco, and Turkey, with representative offices in Ukraine, Kazakhstan, Slovenia, Serbia and Montenegro. Whirlpool markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South

Africa. Whirlpool’s European operations also sell products carrying the Whirlpool, Bauknecht, and Ignis brand names to distributors and dealers in Africa and the Middle East. Whirlpool has manufacturing facilities in France, Germany, Italy, Poland, Slovakia, South Africa, and Sweden.

In Latin America, we market and distribute our major home appliances under the Whirlpool, Maytag, KitchenAid, Brastemp, Consul, and Eslabon de Lujo brand names. We manage appliance sales and distribution in Brazil, Argentina, Chile, and Peru through our Brazilian subsidiary, and in Bolivia, Paraguay, and Uruguay through our distributors. We manage appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, Guatemala, and Ecuador through our Brazilian subsidiary and through distributors. In Latin America, Whirlpool has manufacturing facilities in Brazil.

In Asia, we have organized the marketing and distribution of our major home appliances into five operating groups: (1) China, which includes mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal, and Pakistan; (4) Oceania, which includes Australia, New Zealand, and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, and Japan. We market and sell our products in Asia under the Whirlpool, Maytag, KitchenAid, Amana, and Jenn-Air brand names by a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores. In Asia, we have manufacturing facilities in China and India.

Competition

Competition in the home appliance industry is intense. In addition to traditional competitors such as Electrolux, GE, and Kenmore, there are expanding foreign competitors such as LG, Bosch Siemens, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services, and prices. In most major markets throughout the world, 2007 was a challenging year with continued rising costs in the areas of metals, oil-based materials, such as resins, and transportation. Competition in our markets is based upon a wide variety of factors, including cost, selling price, distribution, performance, innovation, product features, quality, and other financial incentives. These financial incentives include cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms. We believe that we can best compete in the current environment by increasing productivity, improving quality, lowering costs, focusing on research and development including introducing new products through innovation, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, and taking other efficiency-enhancing measures.

Other Information

Whirlpool is generally not dependent upon any one source for raw materials or purchased components essential to its business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. There has been continued significant cost pressure in some areas, such as metals and oil-based materials, and significant demand for certain components. We believe such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

The patents we presently own are considered, in the aggregate, to be valuable. Also, Whirlpool is the owner of a number of trademarks in the U.S. and foreign countries. The most important trademarks that we own in North America are Whirlpool, Maytag, KitchenAid, Estate, Roper, Admiral, Amana, Jenn-Air, and Acros. The most important trademarks that we own in Europe are Whirlpool, Bauknecht, and Ignis. In Latin America, the most important trademarks that we own are Whirlpool, Brastemp, and Consul. The most important trademark that we own in Asia is Whirlpool. We receive royalties from licensing our trademarks to third parties to sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, Jenn-Air, Admiral, Amana, and Magic Chef brand names.

Expenditures for Whirlpool-sponsored research and development relating to new products and the improvement of existing products were approximately $421 million in 2007, $375 million in 2006, and $339 million in 2005.

Our manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. Our policy is to comply with all such laws and regulations. Where laws and regulations are less restrictive, we have established and are following our own standards consistent with our commitment to environmental responsibility.

We believe that we are in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide amounted to approximately $28 million in 2007, $33 million in 2006, and $28 million in 2005. We estimate that in 2008, environmental capital expenditures and expenses for manufacturing operations will be approximately $29 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2008.

The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter governmental energy and environmental standards. These standards will be phased in over the next several years and include the general phase-out of ozone depleting chemicals used in refrigeration, energy standards rulemakings for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions, and mandated recycling of our products at the end of their useful lives. Compliance with these various standards, as they become effective, will require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.

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

For certain other financial information concerning our business segments and foreign and domestic operations, see Note 15 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on our global restructuring plans, see Note 12 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on product recalls, see Note 8 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

Maytag Acquisition

On March 31, 2006, we completed our acquisition of Maytag. The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Whirlpool common stock. Maytag had consolidated net sales for the year ended December 31, 2005, of approximately $4.9 billion. With the acquisition, Whirlpool added an array of home appliance brands including Maytag, Jenn-Air, Admiral, Magic Chef, and Amana. We are realizing cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development, and asset utilization. In 2007, we completed the sale of all Maytag adjacent businesses which were not part of the core appliance business.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers on February 15, 2008, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	50

Michael A. Todman	Director and President, Whirlpool North America	2001	50

Marc R. Bitzer	Executive Vice President and President, Whirlpool Europe	2006	43

Paulo F. M. Periquito	President, Whirlpool International	1997	61

Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	47

Michael D. Thieneman	Executive Vice President and Chief Technology Officer	1997	59

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2008 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Templin, who, prior to joining Whirlpool in July 2003, for the previous 12 years held various financial and executive positions with Kimball International, Inc. (office furniture), the most recent being Vice President, Finance and Chief Accounting Officer.

Available Information

Financial results and investor information (including Whirlpool’s Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool’s website: www.whirlpoolcorp.com — click on the “Investors” tab and then click on “SEC Filings.” Copies of our Form 10-K, 10-Q, and 8-K reports, as well as amendments to them, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

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

The loss of or decline in sales to any of our key trade customers, which include Sears, Lowe’s, Home Depot, and Best Buy, could adversely affect our financial performance. We sell to a sophisticated customer base of powerful trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers’ ability to change volume among suppliers to obtain competitive terms. As the trade customers continue to consolidate and become larger, our trade customers may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to respond and meet their requirements, our profitability or volume growth could be negatively affected. We have been a principal supplier of home appliances to Sears for many years. In 2007, approximately 12% of our consolidated net sales of $19 billion were attributable to sales to Sears. Although no other customers accounted for greater than 10% of consolidated net sales in 2007, other customers may account for more than 10% of our consolidated net sales in future periods. The loss of, or decline in volume of, sales to Sears, Lowe’s, Home Depot, Best Buy or any other trade customers to which we sell a significant amount of products could adversely affect our financial performance. Additionally, if these trade customers lose market share this loss could negatively impact our financial performance.

Changes in economic conditions could adversely affect our business. A number of economic factors, including, but not limited to, gross domestic product, consumer interest rates, consumer confidence, retail trends, housing starts, sales of existing homes, and the level of mortgage refinancing, generally affect demand for our products. A decline in economic activity in the United States and any other markets in which we operate could adversely affect our financial condition and results of operations.

An inability to effectively execute and manage our business objectives could adversely affect our financial performance. The highly competitive nature of our industry requires that we effectively execute and manage our business including our global operating platform initiative and our Maytag strategy. Our global operating platform initiative aims to reduce costs, drive productivity and quality improvements, and accelerate our rate of innovation. Our Maytag strategy calls for us to create cost efficiencies through the integration of Maytag operations into legacy Whirlpool operations and to use our innovation pipeline to reinvigorate Maytag brands. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our failure to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales. If we failed in this way, it could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating changes in customer preferences and on successful new product and process development and product relaunches in response to such changes. Failure to execute our Maytag strategy may result in our inability to realize the full anticipated benefits of the merger. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets.

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our profits. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Prices for materials and oil related costs are expected to increase by approximately $350 million in 2008, largely driven by increases in base metals, such as copper, aluminum, zinc and nickel, as well as component parts and steel. Continued significant increases in these and other costs in the future could materially affect our profits.

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

Our ability to attract, develop and retain executives and other qualified employees is crucial to our results of operations and future growth. We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations and the home appliance industry. We cannot be sure that any of these individuals will continue to be employed by us. A lengthy period of time is required to hire and develop replacement personnel when skilled personnel depart Whirlpool. An inability to hire, develop and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products to market or impairing the success of our operations.

Significant differences between actual results and estimates of the amount of future funding for our pension plans and postretirement health care benefit programs, and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results. We have both funded and unfunded noncontributory defined benefit pension plans that cover most of our North American employees and certain foreign employees. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA) governs the funding obligations for our U.S. pension plans, which are our principal pension plans. Our U.S. defined benefit plans were frozen as of December 31, 2006 for substantially all participants. For 2007 and beyond, Whirlpool employees may participate in an enhanced defined contribution plan.

As of December 31, 2007, our projected benefit obligations under our pension plans and postretirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.9 billion ($730 million of which was attributable to pension plans and $1.15 billion of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health care benefit plans are based on various assumptions. These assumptions include the discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future expense.

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

Litigation may adversely affect us. We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may need to recall or redesign such products. There can be no guarantee that our insurance coverage against certain product liability claims will continue to be available on acceptable terms or that such coverage will be adequate for liabilities we incur. We also face certain class action litigation regarding allegedly defective products that insurance does not cover. A successful claim in excess of, or outside of, our available insurance coverage may have a material adverse effect on our financial performance. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations.

A deterioration in labor relations could negatively impact our global business. As of December 31, 2007, we had approximately 73,000 employees. Of those employees, various labor unions with separate collective bargaining agreements represent approximately 60%. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We cannot be assured that at some point we will not be subject to employee work stoppages and, if such events were to occur, that there would not be a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew the various collective bargaining agreements on the same or similar terms, or at all, which could also affect our business, financial condition, or results of operations.

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

Moreover, while we do not believe that any of our products infringe the valid intellectual property rights of third parties, others may assert intellectual property rights that cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

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

If we cannot manage the additional challenges of our international operations, our financial performance may suffer. For the year ended December 31, 2007, we derived approximately 40% of our net sales from outside of North America (which includes Canada and Mexico), including 20% in Europe, 18% in Latin America, and 2% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

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

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2007, our principal manufacturing operations were carried on at 44 locations worldwide, 31 of which are located in 11 countries outside the United States, primarily in the European region, and to a lesser extent in Asia, Latin America, and Mexico. Whirlpool occupied a total of approximately 74.1 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 37.8 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3.    Legal Proceedings.

Information with respect to legal proceedings can be found under the heading “Legal Contingencies” in Note 8 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 15, 2008, the number of holders of record of Whirlpool common stock was approximately 14,899.

High, low, and closing sales prices (as reported on the New York Stock Exchange composite tape) for Whirlpool’s common stock for each quarter during the years 2007 and 2006 are set forth below:

Market Price	High	Low	Close
4Q2007	$94.89	$72.15	$81.63
3Q2007	$116.79	$72.10	$89.10
2Q2007	$118.00	$84.17	$111.20
1Q2007	$96.77	$83.21	$84.91

4Q2006	$90.68	$80.80	$83.02
3Q2006	$89.64	$74.07	$84.11
2Q2006	$94.12	$78.12	$82.65
1Q2006	$96.00	$79.75	$91.47

Cash dividends declared on Whirlpool common stock for each quarter during the years 2007 and 2006 are set forth in Note 16 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

The following chart reflects the purchases of Whirlpool common stock by Whirlpool in the fourth quarter of 2007. These purchases were made pursuant to a publicly announced share repurchase program authorized by Whirlpool’s Board of Directors on June 15, 2004 to repurchase up to $500 million of Whirlpool common stock.

Fiscal period (based on Trade date)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2007 through October 31, 2007	—	$—	$—	$214 million
November 1, 2007 through November 30, 2007	940,500	$77.30	940,500	$141 million
December 1, 2007 through December 31, 2007	525,500	$84.08	525,500	$97 million

Total	1,466,000	$79.73	1,466,000

ITEM 6.    Selected Financial Data.

The selected financial data for the five years ended December 31, 2007 with respect to the following line items are shown under the “Five Year Selected Financial Data” contained in the Financial Supplement to this report: total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, restructuring costs, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

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

ITEM 8.    Financial Statements and Supplementary Data.

Whirlpool’s Consolidated Financial Statements are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2007 and 2006 is set forth in Note 16 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. Management’s report is included in the Consolidated Financial Statements contained in the Financial Supplement to this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not previously reported.

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

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 12, 2007, which is the date of our last proxy statement.

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

Greg Fritz

Investor Relations

Whirlpool Corporation

2000 North M-63

Mail Drop 2800

Benton Harbor, MI 49022-2692

Telephone: (269) 923-2641

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

WHIRLPOOL CORPORATION (Registrant)

By:	/S/ ROY W. TEMPLIN	February 22, 2008
Roy W. Templin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
JEFF M. FETTIG* Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

MICHAEL A. TODMAN* Michael A. Todman	Director and President, Whirlpool North America

/S/ ROY W. TEMPLIN Roy W. Templin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

LARRY M. VENTURELLI* Larry M. Venturelli	Vice President and Controller (Principal Accounting Officer)

HERMAN CAIN* Herman Cain	Director

GARY T. DICAMILLO* Gary T. DiCamillo	Director

KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director

MICHAEL F. JOHNSTON* Michael F. Johnston	Director

WILLIAM T. KERR* William T. Kerr	Director

ARNOLD G. LANGBO* Arnold G. Langbo	Director

MILES L. MARSH* Miles L. Marsh	Director

Signature	Title
PAUL G. STERN* Paul G. Stern	Director

JANICE D. STONEY* Janice D. Stoney	Director

MICHAEL D. WHITE* Michael D. White	Director

*By:	/S/ DANIEL F. HOPP Daniel F. Hopp	Attorney-in-Fact	February 22, 2008

WHIRLPOOL CORPORATION

Financial Supplement

to 2007 Annual Report on Form 10-K and

to 2008 Proxy Statement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This Management Discussion and Analysis should be read in connection with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data included in this Financial Supplement to the Form 10-K. Also, certain references to particular information in the Notes to the Consolidated Financial Statements are made to assist readers.

EXECUTIVE OVERVIEW

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of $19.4 billion and net earnings of $640 million for the year ended December 31, 2007. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America (60% of revenue), Europe (20% of revenue), Latin America (18% of revenue), and Asia (2% of revenue).

Our global branded consumer products strategy over the past several years has been to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions and investments.

We monitor country-specific economic factors such as gross domestic product, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.

Competition in the home appliance industry is intense in all global markets we serve. In addition to our traditional competitors such as Electrolux, GE, and Kenmore in North America, there has been an emergence of strong global competitors such as LG, Bosch Siemens, Samsung, and Haier. In each geographic region, our customer base is consolidated and characterized by large, sophisticated trade customers who have many choices and demand for competitive products, services and prices. We believe that our acquisition of Maytag Corporation (“Maytag”) on March 31, 2006, coupled with productivity and cost controls, new innovative product introductions, and improved product mix will enhance our ability to respond to these competitive conditions. We believe this combination will translate into benefits for our trade customers and consumers by generating significant cost savings that enable us to continue to offer competitive prices across a wide array of innovative, high-quality consumer products that translate into increased sales and enhanced financial results.

During 2007, we delivered record sales and earnings per share in a challenging global market. The U.S. appliance industry experienced the largest year-over-year volume decline in over two decades and material- and oil-related costs increased $600 million from the prior year. During the last three and a half years we have seen unprecedented material cost inflation which has increased our input cost over the same time frame by $1.7 billion. We accomplished a major milestone in 2007 by completing the Maytag integration and achieved our initial acquisition cost efficiency goals one year ahead of plan. We also improved our cost productivity performance across the organization. Our international business reported record results with significant improvements over 2006 while North America results were lower primarily due to a weak U.S. industry appliance demand and significantly higher material costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

FACTORS AFFECTING COMPARABILITY

On March 31, 2006, we completed the acquisition of Maytag. Maytag’s reported consolidated net sales for the year ended December 31, 2005 were approximately $4.9 billion. With the acquisition, we added an array of home appliance brands including Maytag, Jenn-Air and Amana. The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of common stock. The results of Maytag’s operations have been included in our Consolidated Financial Statements as of April 1, 2006. For additional information on the acquisition of Maytag, see Note 2 of the Notes to the Consolidated Financial Statements.

During 2007 and 2006, we completed certain divestitures associated with businesses acquired with the Maytag acquisition. For additional information about discontinued operations, see Note 3 of the Notes to the Consolidated Financial Statements.

During the first quarter of 2007, we adopted changes to our segment reporting consistent with the methodology our chief operating decision maker now uses to evaluate each segment’s operating and financial results. We previously included the financial results for our Caribbean and certain Latin America operations and exports of certain portable appliances to Europe within our North America business segment. The results for these businesses are now being reported within the Latin America and Europe segments, respectively. All prior periods presented have been reclassified to reflect current year presentation.

We have reallocated certain costs previously included within corporate administrative expense to each of the respective regions. Regional results for 2006 and 2005 have been reclassified to reflect these changes to conform to 2007 presentation. For further discussion, see Note 15 of the Notes to the Consolidated Financial Statements.

Freight and warehousing costs previously included in selling, general and administrative expenses in the Consolidated Statements of Income were reclassified to cost of sales, effective January 1, 2006. Approximately $854 million was reclassified in 2005.

RESULTS OF OPERATIONS

For the year ended December 31, 2007, consolidated net sales were $19.4 billion. Consolidated net earnings from continuing operations were $647 million, or $8.10 per diluted share, increasing from $486 million or $6.35 per diluted share for the year ended December 31, 2006. The increase in earnings from continuing operations primarily reflects strong operating profit improvement within our international businesses, cost-efficiency realization associated with the acquisition of Maytag, cost based price increases and improved product mix, productivity improvements and strong cost controls. Our results included $72 million of gains associated with asset sales in 2007, compared to $42 million of asset gains in the previous year period. Annual results were negatively impacted by significantly higher material- and oil-related costs and lower shipments within North America.

Our international businesses experienced strong performance in 2007 driven by an 8.8% increase in units sold. We experienced a 6.4% decrease in unit sales during 2007 in North America, primarily resulting from a decline in appliance industry demand, lower original equipment manufacturer (“OEM”) sales and lower share within our value and Maytag brands.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Consolidated Net Sales

The table below summarizes by region consolidated net sales and units sold:

Millions of dollars	2007	Change	2006	Change	2005
Consolidated Net Sales
North America	$11,735	0.8%	$11,642	34.5%	$8,658
Europe	3,848	12.1	3,432	7.1	3,205
Latin America	3,437	27.7	2,692	23.9	2,172
Asia	557	21.9	457	8.3	422
Other/Eliminations	(169)	—	(143)	—	(140)

Consolidated	$19,408	7.3	$18,080	26.3	$14,317

In thousands	2007	Change	2006	Change	2005
Units Sold
North America	30,352	(6.4)%	32,413	21.6%	26,664
Europe	13,641	3.5	13,177	5.0	12,551
Latin America	8,303	18.8	6,987	22.9	5,687
Asia	2,558	9.0	2,346	6.1	2,212
Other/Eliminations	(3)	—	(42)	—	(18)

Consolidated	54,851	—	54,881	16.5	47,096

Consolidated net sales increased 7.3% compared to 2006 due to strong international sales, higher global average unit selling prices and a full year’s contribution from the acquisition of Maytag. We define the average unit selling price as the amount that results from dividing consolidated net sales by units sold. Excluding currency fluctuations and the impact of the acquisition of Maytag, sales were essentially equal to the prior year.

Consolidated net sales for 2006 increased 26.3% compared to 2005 due primarily to the acquisition of Maytag and strong international sales. Excluding currency fluctuations and the impact of Maytag, consolidated net sales increased 5%.

Significant regional trends were as follows:

•

North America net sales increased in 2007 by 0.8% compared to 2006 due to a 7.6% increase in the average unit selling price offset by a 6.4% decrease in units sold. The decrease in volume reflects reduced industry volume, lower OEM shipments and lower market share. The reduction in volume in the U.S. was partially offset by higher demand in Canada and Mexico and a higher average unit selling price due to product innovation and better product mix. Excluding the impact of the Maytag acquisition, North America sales decreased 5%. North America sales increased in 2006 compared to 2005 by 34.5% due primarily to the acquisition of Maytag. As compared to the prior year, unit volumes increased 21.6%. The average unit selling price increased 10.6% compared to 2005 which also contributed to higher net sales. Excluding the impact of the Maytag acquisition, net sales increased 4% and unit volumes increased 2%. Organic volume and sales growth were driven by continued consumer demand for new product innovations and improved Whirlpool and KitchenAid brand performance.

•

Europe net sales increased in 2007 by 12.1% compared to 2006, primarily due to favorable foreign currency, a higher average unit selling price and higher volume. The increase in sales due to price is a result of an 8.3% higher average unit selling price as compared to prior year. The increase in volume is driven by strong Whirlpool brand performance and the positive impact of new product offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Excluding the impact of foreign currency, Europe net sales increased 2.9% in 2007. Net sales increased 7.1% in 2006 as compared to 2005 primarily due to higher volume. Average selling price increased 2% contributing to the remaining increase. Europe’s strong sales are driven by gains in market share, new product introductions and improved product mix, primarily attributable to the Whirlpool brand and expansion of our built-in appliance business. Excluding the impact of foreign currency, Europe net sales increased 6.0% in 2006.

•

Latin America net sales increased 27.7% in 2007 as compared to 2006, primarily due to higher volume and a favorable impact from changes in foreign currency. As compared to prior year, the total number of units sold increased 18.8%. The increase in volume growth is a result of strong growth in the appliance industry, increased market share, strong economic conditions throughout the region and cost based pricing. Excluding the impact of foreign currency, Latin America net sales increased 15.9% in 2007. Net sales increased 23.9% in 2006 as compared to 2005 due primarily to higher volumes. Total units sold increased 22.9% compared to 2005 due primarily to continued strength in the Brazilian economy, appliance market and market share gains that were a result of new product introductions. Excluding the impact of foreign currency, Latin America net sales increased 16.0% in 2006.

•

Asia net sales increased 21.9% in 2007 as compared to 2006 due to a higher average unit selling price, increased volume and a favorable impact from changes in the value of foreign currency. The increase in sales due to price is a result of an 11.8% higher average unit selling price as compared to prior year. These increases are driven by the impact of successful new product introductions, improved product mix and continued growth within India, the segment’s largest market. Excluding the impact of foreign currency, Asia net sales increased 12.9% in 2007. Net sales increased 8.3% in 2006 as compared to 2005 due primarily to higher volume. Total units sold increased 6.1% compared to 2005 driven by strong demand, particularly in India, and favorable product mix. The average unit selling price increased 2.1% in 2006, which contributed to the increase in net sales. Excluding the impact of foreign currency, Asia net sales increased 10.1% in 2006.

Gross Margin

The consolidated gross margin percentage in 2007 increased 20 basis points versus 2006. Strong international performance, acquisition efficiencies, productivity improvements, regional tax incentives and asset sale gains had a positive impact on overall gross margin in 2007. Partially offsetting these improvements were significantly higher material- and oil-related costs, particularly in the United States. Included in gross margin for the year ended December 31, 2007 are asset sale gains of $65 million.

The table below summarizes gross margin percentages by region:

	2007	Change		2006	Change		2005
North America	12.5%	(0.7	)pts	13.2%	(1.6	)pts	14.8%
Europe	16.6	0.4		16.2	0.4		15.8
Latin America	20.8	1.6		19.2	2.2		17.0
Asia	15.2	(0.1)		15.3	3.9		11.4
Consolidated	14.9	0.2		14.7	(0.6)		15.3

Significant regional trends were as follows:

•

North America gross margin decreased in 2007 compared to 2006 primarily due to higher material- and oil-related costs and lower industry demand. This decrease was partially offset by favorable efficiencies as a result of synergies realized from the acquisition of Maytag, productivity improvements, product

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

innovation and an improved product mix as compared to 2006. Gross margin decreased in 2006 compared to 2005, primarily due to higher material costs, lower industry demand, unfavorable Maytag product mix, acquisition integration, purchase accounting costs and higher merchandising costs. Margin declines were partially offset by productivity improvements and acquisition efficiencies.

•

Europe gross margin increased in 2007 compared to 2006 as higher volumes, continued productivity improvements and innovative product offerings more than offset higher material- and oil-related costs. The sale of certain assets also contributed to higher gross margin. Gross margin improved in 2006 compared to 2005 as productivity improvements more than offset lower comparable model pricing and higher material- and oil-related costs. European operations continue to realize savings from ongoing restructuring efforts in both 2007 and 2006.

•

Latin America gross margin increased in 2007 compared to 2006, due primarily to continued higher volumes, productivity improvements, cost based price increases and regional tax incentives which combined to more than offset higher material- and oil-related costs and the unfavorable impact of foreign currency. Gross margin increased in 2006 versus 2005, due primarily to significantly improved volumes, productivity improvements, cost control initiatives and regional tax incentives which combined to more than offset higher material- and oil-related costs and unfavorable currency exchange rates.

•

Asia gross margin decreased slightly in 2007 as compared to 2006, due to higher material- and oil-related costs and inventory transition costs which were mitigated by productivity improvements, improved product mix and higher volumes. Gross margin increased in 2006 as compared to 2005, due to productivity improvements, improved product mix, and cost-based price adjustments which were partially offset by higher material- and oil-related costs.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

Millions of dollars	2007	As a % of Sales	2006	As a % of Sales	2005	As a % of Sales
North America	$791	6.7%	$837	7.2%	$555	6.4%
Europe	391	10.2	363	10.6	347	10.8
Latin America	277	8.1	279	10.4	226	10.4
Asia	91	16.3	81	17.7	74	17.5
Other/Eliminations	186	—	192	—	141	—

Consolidated	$1,736	8.9	$1,752	9.7	$1,343	9.4

In 2007, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased as compared to 2006, primarily due to higher sales volume, acquisition efficiencies and administrative cost reductions. In 2006, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased as compared to 2005. The benefit from higher sales and acquisition efficiencies were more than offset by increased brand investment, acquisition and integration costs and higher compensation expense.

Restructuring

Restructuring initiatives resulted in charges of $61 million, $55 million and $57 million in 2007, 2006, and 2005, respectively, reflecting ongoing efforts to optimize our global operating platform. These amounts have been identified as a separate component of operating profit, excluding Maytag severance and exit costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

associated with the acquisition, and primarily relate to costs incurred to restructure the cooking and refrigeration platforms in Latin America, shift refrigeration capacity to lower cost regions in Europe and North America and reorganize the salaried workforce throughout Europe. For additional information about restructuring, see Note 12 of the Notes to the Consolidated Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) increased by $61 million from expense of $2 million to expense of $63 million compared to 2006. The prior year results include a $31 million gain on the sale of an investment while current year expense includes a $17 million increase in legal reserves as well as higher non-income based taxes. Interest and sundry income (expense) for 2006 decreased by $63 million from expense of $65 million to expense of $2 million compared to 2005. Lower expense in 2006 was primarily due to the combination of a gain of $31 million that was realized to reflect the sale of an investment and a charge of $21 million that was recognized in 2005 to increase certain legal reserves.

Interest Expense

Interest expense in 2007 increased $1 million as compared to 2006. For nine months in 2006, we incurred higher debt levels associated with debt assumed and issued for the Maytag acquisition which was offset by lower debt levels at lower interest rates during 2007. Interest expense in 2006 increased $72 million as compared to 2005. The increase primarily reflects debt service associated with debt assumed and issued to acquire Maytag.

Gain on Sale of Investment

During 2007, we sold approximately 9 million shares, or 7%, of Whirlpool of India Limited and recorded a gain of approximately $7 million. This sale was executed to satisfy a change in the Stock Exchange Board of India listing standards and regulations. Following the sale of stock, our ownership interest in Whirlpool of India Limited is 75%.

Income Taxes

The effective income tax rate was 14.5% in 2007, 20.4% in 2006 and 28.6% in 2005. The rates and changes in rates result from a combination of certain discrete items recognized during the year, dispersion of global income, tax credit availability, and tax planning activities. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. For additional information about our consolidated tax provision, see Note 13 of the Notes to the Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations were $647 million in 2007 versus $486 million and $422 million in 2006 and 2005, respectively, due to the factors described above.

Millions of dollars, except per share data	2007	2006	2005
Earnings from continuing operations	$647	$486	$422
Diluted earnings from continuing operations per share	8.10	6.35	6.19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Discontinued Operations

We classified the Hoover floor-care, Dixie-Narco vending systems, and Jade commercial and residential businesses as discontinued operations during 2006. The decision to divest these businesses allowed us to focus on our core appliance business. For additional information about discontinued operations, see Note 3 of the Notes to the Consolidated Financial Statements.

Net Earnings

Net earnings were $640 million in 2007 versus $433 million and $422 million in 2006 and 2005, respectively, due to the factors described above. Earnings were impacted by $7 million and $53 million in losses from discontinued operations for 2007 and 2006, respectively.

Millions of dollars, except per share data	2007	2006	2005
Net earnings	$640	$433	$422
Diluted net earnings per share	8.01	5.67	6.19

FORWARD-LOOKING PERSPECTIVE

We expect modest global appliance industry growth during 2008 primarily due to continued weaknesses in the U.S. housing market and weaker economic conditions and consumer confidence in Western Europe. We continue to expect strong emerging market appliance industry growth. Within North America we expect industry demand to decline 3-5% for the year. Industry appliance demand in Europe is expected to be flat versus 2007 levels; Latin America and Asia are expected to grow 5-8% and 5-10% for the year, respectively.

Prices for material- and oil-related costs are expected to increase by approximately $350 million in 2008, largely driven by increases in component parts, base metals, such as copper, aluminum, zinc and nickel, as well as steel. We expect to offset these higher costs with productivity improvements, new product introductions, including the revitalization of Maytag branded products, previously implemented cost-based price adjustments and improved product mix.

Our innovation product pipeline continues to grow and drive higher average sales values, consumer and trade response to our new product offerings has been positive, and we continue to accelerate our global branded consumer products strategy of delivering relevant innovation to markets worldwide.

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. We finance working capital fluctuations primarily through the commercial paper markets in the U.S. and Europe, which are supported by committed bank lines, and we anticipate that access to these markets will continue to remain available. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. We have access to long-term funding in the U.S., Europe and other public bond markets. We are in compliance with the financial covenants for all periods presented. For a description of financing arrangements that had an effect on our liquidity, see Note 7 of the Notes to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

On June 15, 2004, the Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of outstanding common stock. We repurchased $368 million of outstanding common stock for the year ended December 31, 2007. Approximately $97 million of the authorization remains outstanding.

Sources and Uses of Cash

We expect to meet our cash needs for 2008 from cash flows from continuing operations, cash and equivalents and financing arrangements. Our cash and equivalents were $201 million at December 31, 2007 as compared to $262 million at December 31, 2006.

Cash Flows from Operating Activities of Continuing Operations

Cash provided by continuing operating activities in 2007 was $927 million, an increase of $47 million compared to the year ended December 31, 2006. Cash provided by continuing operations for 2007 reflects higher earnings primarily from our Latin America and Europe segments as compared to 2006. Cash provided by continuing operations also reflects cash consumed from increased inventories as a result of lower than anticipated demand in North America during the fourth quarter of 2007 as well as support for higher sales volumes in Latin America and product transitions in the U.S. The increased inventory balances were more than offset by improved trade receivable collections, improved accounts payable terms as well as lower global taxes. Cash provided by continuing operations was negatively impacted by increased spending associated with a Maytag dishwasher recall. Cash provided by continuing operating activities in 2006 was $880 million, a decrease of $4 million compared to the year ended December 31, 2005. Cash provided by operating activities benefited from higher earnings, primarily within our European and Latin American business segments. Increased inventories, which include higher laundry inventory to support plant closures and transition of the Maytag laundry product to Whirlpool facilities, consumed additional cash during 2006 but were largely offset by improvements in accounts receivable collections and increases in accounts payable. For additional information about product recalls and our reportable operating segments, see Note 8 and Note 15 of the Notes to the Consolidated Financial Statements.

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities from continuing operations was an outflow of $331 million compared to an outflow of $1.2 billion last year. The decrease was primarily due to cash disbursed to acquire Maytag, net of cash acquired, of $797 million and the purchase of minority interest shares of a Brazil subsidiary in the amount of $53 million during 2006. Offsetting cash used in investing activities from continuing operations were proceeds received from the sale of certain Maytag discontinued businesses of $100 million and $110 million for the years ended December 31, 2007 and 2006, respectively. Cash used in investing activities from continuing operations increased $764 million for the year ended December 31, 2006 as compared to 2005, primarily due to cash disbursed to acquire Maytag and increased capital spending to support the expansion of the operations in Mexico and the integration of Maytag. Offsetting cash flow used in investing activities from continuing operations in 2006 are proceeds received for the sale of certain Maytag discontinued businesses. For additional information on the acquisition of Maytag and the sale of its discontinued businesses, see Note 2 and Note 3 of the Notes to the Consolidated Financial Statements.

The goal of our global operating platform is to enhance our competitive position in the global home appliance industry by reducing costs, driving productivity and quality improvements, and accelerating our rate of innovation. We plan to continue our comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to better support our global products, brands and customers. We intend to make additional investments to improve our competitiveness in fiscal 2008. Capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

spending is expected to be between $600 million and $625 million in 2008 in support of our investment in innovative product technologies and our global operating platform initiatives.

Cash Flows from Financing Activities of Continuing Operations

Cash used in financing activities from continuing operations was an outflow of $696 million in the year ended December 31, 2007 compared to an inflow of $29 million for the year ended December 31, 2006. Net repayments of short-term borrowings were $243 million for the year ended December 31, 2007 compared to borrowings of $381 million in the prior year. The prior year reflects short-term debt issued to pay our maturing $300 million Eurobond principal. Prior year results also reflect proceeds of long-term debt which replaced commercial paper borrowings initially issued to finance the acquisition of Maytag. Repayments of long-term debt reflect the maturity of Whirlpool and Maytag debt. During the year ended December 31, 2007 we also repurchased stock totaling $368 million, paid dividends to common stockholders totaling $134 million and received proceeds from the issuance of common stock related to option exercises of $68 million. Cash used in financing activities from continuing operations in 2006 was an inflow of $29 million compared to an outflow of $170 million in 2005. The increase in cash is primarily due to proceeds received from long term debt associated with the acquisition of Maytag that was not completely repaid by year end. These increases were partially offset by lower common stock issuances in 2006 as compared to 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Whirlpool has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from Whirlpool, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2007 and 2006, these amounts totaled $331 million and $312 million, respectively. Our only recourse related to these agreements is legal or administrative collection efforts directed against the customer.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2008	2009 & 2010	2011 & 2012	Thereafter
Long-term debt obligations(1)	$1,795	$127	$578	$304	$786
Operating lease obligations	547	144	195	112	96
Purchase obligations(2)	950	261	440	241	8
Other long-term liabilities(3)	155	155	—	—	—

Total	$3,447	$687	$1,213	$657	$890

(1)	Interest on long-term debt is not included in the table above. For additional information about our debt, see Note 7 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	Other long-term liabilities include our expected 2008 voluntary U.S. pension and foreign pension fund contributions in the amount of $121 million. Required contributions for future years depend on certain factors that cannot be determined at this time. Additionally, included in other long-term liabilities are $34 million of our $189 million in liabilities related to uncertain tax positions. We cannot estimate the period in which the remaining liabilities relating to uncertain tax positions will be paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those assumptions include, among other assumptions, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. As permitted by GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and related future expense. As required by Statements of Financial Accounting Standards (“SFAS”) No. 87, SFAS No. 106 and SFAS No. 132 (R) as amended by SFAS No. 158, our pension and other postretirement benefit obligations as of December 31, 2007 and preliminary retirement benefit costs for the 2008 fiscal year were prepared using the assumptions that were determined as of December 31, 2007. The following table summarizes the sensitivity of our December 31, 2007 retirement obligations and 2008 retirement benefit costs of our U.S. plans to changes in the key assumptions used to determine those results:

Millions of dollars Change in assumption	Estimated increase (decrease) in 2008 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2007	Estimated increase (decrease) in 2008 Other Postretirement Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2007
0.25% increase in discount rate	$(5.0)	$(117.0)	$(1.1)	$(26.5)

0.25% decrease in discount rate	4.8	121.1	2.2	27.2

0.25% increase in long-term return on assets	(7.2)	—	—	—

0.25% decrease in long-term return on assets	7.2	—	—	—

0.50% increase in discount rate	(10.2)	(230.0)	(0.8)	(52.4)

0.50% decrease in discount rate	9.7	246.4	4.3	55.0

0.50% increase in long-term return on assets	(14.5)	—	—	—

0.50% decrease in long-term return on assets	14.5	—	—	—

1.00% increase in medical trend rates	—	—	13.3	84.2

1.00% decrease in medical trend rates	—	—	(6.9)	(75.2)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 14 of the Notes to the Consolidated Financial Statements.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.” These differences may result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards and temporary differences, are expected to be deductible in future years. Realization of our net operating loss deferred tax assets is supported by specific tax strategies and considers planned projections of future profitability. If recovery is not likely, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax-planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will increase income in the period such determination is made. As of December 31, 2007 and 2006, we had total deferred tax assets of $1,658 million and $1,633 million, respectively, net of valuation allowances of $72 million and $135 million, respectively. Our effective tax rate has ranged from 14.5% to 35% over the past five years and has been influenced by tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. A 1% increase in our effective tax rate would have decreased 2007 earnings by approximately $8 million. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, and business profitability.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1 and 13 of the Notes to the Consolidated Financial Statements.

Befiex Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth quarter of 2005, we recognized approximately $23 million of export credits in 2005. During 2007 and 2006, we were able to recognize approximately $131 million and $52 million of export credits respectively. As of December 31, 2007, approximately $839 million of export credits remain. We recognize credits as they are monetized.

Product Recalls

The establishment of a liability for product recalls is periodically required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units affected by the recall, is the most significant factor in estimating the total cost of each recall. This rate reflects several factors, including the type of product, the year manufactured, age of the product

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

sold and current and past experience factors. Differences between our assumptions and actual experience could have a material impact on our product recall reserves. For additional information about product recalls, see Note 8 of the Notes to the Consolidated Financial Statements.

Warranty Obligations

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. For additional information about warranty obligations, see Note 8 of the Notes to the Consolidated Financial Statements.

Goodwill and Intangibles Valuations

We sell products under a number of brand names, many of which we developed. Brand development costs are expensed as incurred. We also purchase brand intangible assets and goodwill in acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including brand intangible assets, based on estimated fair value, with any remaining purchase price recorded as goodwill.

Brand names and goodwill are considered indefinite lived intangible assets and as such are not amortized. Indefinite lived intangible assets are assessed for impairment at least annually. If the carrying amount exceeds its fair value, as determined by discounted cash flows, an impairment loss is recognized in an amount equal to the excess. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we perform the second step to determine the amount of goodwill impairment loss to be recorded. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

We determine fair value using accepted valuation techniques including discounted cash flow analysis. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A of this report. For additional information about intangible assets and goodwill, see Note 4 of the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires us to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. We will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will implement SFAS No. 160 beginning January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The expanded disclosures required by this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will implement SFAS No. 157 beginning January 1, 2008 and anticipate that the statement will not materially impact our financial statements, but will provide expanded disclosure on our fair value measurements.

MARKET RISK

We have in place an Enterprise Risk Management process that involves systematic risk identification and mitigation covering the categories of Enterprise, Strategic, Financial, Operation and Compliance and Reporting risk. The Enterprise Risk Management process receives Board of Directors and Management oversight, drives risk mitigation decision-making and is fully integrated into our internal audit planning and execution cycle.

We are exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are contracted with a diversified group of primarily investment grade counterparties to reduce exposure to nonperformance on such instruments.

We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2007, a 10% unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized loss of approximately $80 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $85 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.

We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2007, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental $29 million gain or a $25 million loss related to these contracts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

We utilize interest rate swaps to hedge our interest rate risk. As of December 31, 2007, a 10% shift in interest rates would have resulted in an incremental $1.0 million gain or loss related to these contracts.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material- and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 12% of Whirlpool’s 2007 consolidated net sales of $19.4 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions, including the strength of the U.S. building industry and the level of interest rates; (4) the ability of Whirlpool to achieve its business plans, including execution of its Maytag strategy, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (5) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (6) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (7) our ability to attract, develop and retain executives and other qualified employees; (8) health care cost trends and regulatory changes that could increase future funding obligations for pension and post retirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations; (10) litigation including product liability and product defect claims; (11) the impact of labor relations; (12) Whirlpool’s ability to obtain and protect intellectual property rights; (13) the ability of Whirlpool to manage foreign currency fluctuations; and (14) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks.

We undertake no obligation to update any forward-looking statement, and investors are advised to review disclosures in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A of this report.

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31

(Millions of dollars, except per share data)

	2007	2006	2005
Net sales	$19,408	$18,080	$14,317

Expenses
Cost of products sold	16,517	15,420	12,123
Selling, general and administrative (exclusive of intangible amortization)	1,736	1,752	1,343
Intangible amortization	31	30	2
Restructuring costs	61	55	57

Operating profit	1,063	823	792

Other income (expense)
Interest and sundry income (expense)	(63)	(2)	(65)
Interest expense	(203)	(202)	(130)
Gain on sale of investment	7	—	—

Earnings from continuing operations before income taxes and other items	804	619	597

Income taxes	117	126	171

Earnings from continuing operations before equity earnings and minority interests	687	493	426
Equity in (loss) income of affiliated companies	(18)	1	1
Minority interests	(22)	(8)	(5)

Earnings from continuing operations	647	486	422
Loss from discontinued operations, net of tax of $3 million and $26 million for the years ended December 31, 2007 and 2006	(7)	(53)	—

Net earnings available to common stockholders	$640	$433	$422

Per share of common stock
Basic earnings from continuing operations	$8.24	$6.47	$6.30
Discontinued operations, net of tax	(0.09)	(0.71)	—

Basic net earnings	$8.15	$5.76	$6.30

Diluted earnings from continuing operations	$8.10	$6.35	$6.19
Discontinued operations, net of tax	(0.09)	(0.68)	—

Diluted net earnings	$8.01	$5.67	$6.19

Dividends	$1.72	$1.72	$1.72

Weighted-average shares outstanding (in millions)
Basic	78.5	75.1	67.1
Diluted	79.9	76.5	68.3

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$201	$262
Accounts receivable, net of allowance for uncollectible accounts of $83 and $84 at December 31, 2007 and 2006, respectively	2,604	2,676
Inventories	2,665	2,348
Prepaid expenses	89	95
Deferred income taxes	324	372
Other current assets	672	524
Assets of discontinued operations	—	240

Total current assets	6,555	6,517

Other assets
Goodwill, net	1,760	1,663
Other intangibles, net of accumulated amortization of $64 and $33 at December 31, 2007 and 2006, respectively	1,854	1,871
Other assets	628	551

Total other assets	4,242	4,085

Property, plant and equipment
Land	84	94
Buildings	1,226	1,174
Machinery and equipment	7,861	7,186
Accumulated depreciation	(5,959)	(5,297)

Total property, plant and equipment	3,212	3,157

Total assets	$14,009	$13,759

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,260	$2,945
Accrued expenses	633	698
Accrued advertising and promotions	497	550
Employee compensation	444	420
Notes payable	298	521
Current maturities of long-term debt	127	17
Other current liabilities	634	771
Liabilities of discontinued operations	—	121

Total current liabilities	5,893	6,043

Noncurrent liabilities
Long-term debt	1,668	1,798
Postretirement benefits	1,061	1,207
Pension benefits	725	838
Other liabilities	682	542

Total noncurrent liabilities	4,136	4,385

Commitments and contingencies
Minority interests	69	48

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 103 million and 102 million shares issued at December 31, 2007 and 2006, respectively, 76 million and 78 million shares outstanding at December 31, 2007 and 2006, respectively	103	102
Additional paid-in capital	1,993	1,869
Retained earnings	3,703	3,205
Accumulated other comprehensive loss	(270)	(643)
Treasury stock, 27 million shares and 24 million shares at December 31, 2007 and 2006, respectively	(1,618)	(1,250)

Total stockholders’ equity	3,911	3,283

Total liabilities and stockholders’ equity	$14,009	$13,759

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2007	2006	2005
Operating activities of continuing operations
Net earnings	$640	$433	$422
Loss from discontinued operations	7	53	—

Earnings from continuing operations	647	486	422
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities from continuing operations:
Equity in losses of affiliated companies, less dividends received	18	5	2
Gain on disposition of assets	(65)	(4)	(39)
Gain on sale of investment	(7)	—	—
Gain on disposition of businesses	—	(32)	(9)
Depreciation and amortization	593	550	442
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	181	50	(173)
Inventories	(194)	(118)	37
Accounts payable	105	44	87
Restructuring charges, net of cash paid	(82)	(80)	8
Taxes deferred and payable, net	10	(154)	(105)
Accrued pension	(70)	53	47
Employee compensation	(24)	25	79
Other	(185)	55	86

Cash Provided By Continuing Operating Activities	927	880	884

Investing activities of continuing operations
Capital expenditures	(536)	(576)	(494)
Proceeds from sale of assets	130	86	93
Proceeds from sale of businesses	—	36	48
Proceeds from sale of Maytag adjacent businesses	100	110	—
Purchase of minority interest shares	—	(53)	—
Acquisitions of businesses, net of cash acquired	—	(797)	(77)
Other	(25)	—	—

Cash Used In Investing Activities of Continuing Operations	(331)	(1,194)	(430)

Financing activities of continuing operations
Net (repayments) proceeds of short-term borrowings	(243)	381	(124)
Proceeds from borrowings of long-term debt	3	757	—
Repayments of long-term debt	(17)	(1,046)	(7)
Dividends paid	(134)	(130)	(116)
Purchase of treasury stock	(368)	—	(34)
Common stock issued	68	54	102
Other	(5)	13	9

Cash (Used In) Provided By Financing Activities of Continuing Operations	(696)	29	(170)

Cash Provided By (Used In) Discontinued Operations
Operating Activities	6	8	—
Investing Activities	—	(3)	—

Cash Provided By Discontinued Operations	6	5	—

Effect of Exchange Rate Changes on Cash and Equivalents	33	18	(3)

(Decrease) Increase in Cash and Equivalents	(61)	(262)	281
Cash and Equivalents at Beginning of Year	262	524	243

Cash and Equivalents at End of Year	$201	$262	$524

Supplemental disclosure of cash flow information
Cash paid for interest	$204	$225	$137
Cash paid for taxes	39	173	276

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock
Balances, December 31, 2004	$1,606	$2,596	$(601)	$(479)	$90

Comprehensive income
Net earnings	422	422	—	—	—
Other comprehensive loss (See Note 10)	(261)	—	(261)	—	—

Comprehensive income	161

Common stock repurchased, net of reissuances	(34)	—	—	(34)	—
Common stock issued	128	—	—	126	2
Dividends declared on common stock	(116)	(116)	—	—	—

Balances, December 31, 2005	1,745	2,902	(862)	(387)	92
Comprehensive income
Net earnings	433	433	—	—	—
Other comprehensive income (See Note 10)	333	—	333	—	—

Comprehensive income	766

SFAS No. 158 transition adjustment	(114)	—	(114)	—	—
Common stock issued	1,016	—	—	1,006	10
Dividends declared on common stock	(130)	(130)	—	—	—

Balances, December 31, 2006	3,283	3,205	(643)	619	102
Comprehensive income
Net earnings	640	640	—	—	—
Other comprehensive income (See Note 10)	373	—	373	—	—

Comprehensive income	1,013

Adoption of FIN48	(8)	(8)	—	—	—
Common stock repurchased	(368)	—	—	(368)	—
Common stock issued	125	—	—	124	1
Dividends declared on common stock	(134)	(134)	—	—	—

Balances, December 31, 2007	$3,911	$3,703	$(270)	$375	$103

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

General Information

Whirlpool Corporation, a Delaware corporation, is the world’s leading manufacturer and marketer of major home appliances. We manufacture appliances in 12 countries under 13 principal brand names in 4 geographic segments and market products in nearly every country around the world. Our Consolidated Financial Statements include all majority-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation.

Use of Estimates

We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Sales are recorded when title passes to the customer. The point at which title passes is determined by the shipping terms. For the majority of our sales, title is transferred to the customer as soon as products are shipped. For a portion of our sales, title is transferred to the customer upon receipt of products at the customer’s location. Allowances for estimated returns are made on sales of certain products based on historical return rates for the products involved.

Accounts Receivable and Allowance for Doubtful Accounts

We carry accounts receivable at sales value less an allowance for doubtful accounts. On a periodic basis, we evaluate accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. Our policy is not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Freight and Warehousing Costs

We apply Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. This EITF requires the classification of such costs within cost of products sold, or if classified elsewhere, to be disclosed. Effective January 1, 2006, we reclassified freight and warehousing costs from selling, general and administrative expense to the cost of products sold in the Consolidated Statements of Income. This change was adopted to better reflect these costs being directly tied to product sales. The amounts reclassified from the selling, general and administrative expense to the cost of products sold were $854 million in 2005. There was no change to net earnings as a result of this reclassification.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (“FIFO”) cost, except U.S. production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Brazilian inventories, which are stated at average cost. Costs do not exceed realizable values. See Note 6 for additional information about inventories.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Goodwill and Other Intangibles

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which requires that we evaluate goodwill and other indefinite lived intangible assets for impairment on an annual basis (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

Definite lived intangible assets are amortized over the estimated useful life ranging from 1 to 18 years. See Note 4 for additional information about goodwill and intangible assets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets. Useful lives for buildings range from 25 to 50 years, machinery and equipment range from 3 to 10 years, and computer/software range from 1 to 8 years. Depreciation expense for property, plant and equipment was $562 million, $520 million and $440 million in 2007, 2006 and 2005, respectively.

Accounts Payable Outsourcing

We offer our suppliers access to a payables presentment and settlement service (PPS) provided by a third party processor. This service allows our suppliers to view scheduled Whirlpool payments online, enabling them to better manage their cash flow and reduce payment processing costs. Independent of Whirlpool, the PPS provider also allows suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct relationship with financial institutions concerning this service. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2007 approximately $13 million of our total accounts payable is available for this purpose and approximately $6 million has been sold by suppliers to participating financial institutions.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $421 million, $375 million and $339 million in 2007, 2006 and 2005, respectively.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first communicated. Such costs were $321 million, $316 million and $239 million in 2007, 2006 and 2005, respectively.

Discontinued Operations

We present the results of operations, financial position and cash flows of operations that have either been sold or that meet the “held for sale accounting” and certain other criteria as discontinued operations. See Note 3 for additional information about discontinued operations.

Foreign Currency Translation

The functional currency for our international subsidiaries and affiliates is typically the local currency. Certain international subsidiaries primarily utilize the U.S. dollar and Euro as the functional currency.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Derivative Financial Instruments

We use derivative instruments designated as cash flow and fair value hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires us to fair value our derivative instruments periodically. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current earnings. See Note 9 for additional information about hedges and derivative financial instruments.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining and evaluating our income tax provisions. We establish provisions for income taxes when, based on the technical merits of the uncertain tax position, it is not more likely than not to be substantiated on a review by tax authorities. We evaluate and adjust these accruals in light of changing facts and circumstances. For additional information about income taxes, see Note 13.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified-prospective-transition method. Under that transition method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), we accounted for share based compensation in accordance with Accounting Principles Board No. 25 Accounting for Stock Issued to Employees. Accordingly, we recognized no compensation expense for share based compensation if the exercise price was equal to or more than the fair value of the shares at the date of the grant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table illustrates the effect on net earnings and earnings per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model with share-based awards amortized over the vesting periods.

Millions of dollars, except per share data	Year Ended December 31, 2005
Net earnings as reported	$422
Add: Share-based employee compensation expense included in reported net earnings, net of related tax effects	15
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19)

Pro forma net earnings	$418

Earnings per share:
Basic—as reported	$6.30

Basic—pro forma	$6.23

Diluted—as reported	$6.19

Diluted—pro forma	$6.13

Reclassifications

We adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R)” and reflected the under-funded liability with a corresponding offset in accumulated other comprehensive income on our Consolidated Balance Sheet at December 31, 2006. During adoption, we recorded a long-term deferred tax asset in other long term assets in the amount of $160 million which has been reclassified in the prior year to net with other long term liabilities to conform to current year presentation.

During the first quarter of 2007, we adopted changes to our segment reporting consistent with the methodology the chief operating decision maker now uses to evaluate each segment’s operating and financial results. We previously included the financial results for our Caribbean operations and exports of certain portable appliances to Europe within our North America business segment. The results for these businesses are now being reported within the Latin America and Europe segments, respectively. In addition, we have reallocated certain costs previously included within corporate administrative expense to each of the respective regions. Regional results for 2006 and 2005 have been reclassified to reflect these changes to conform to the 2007 presentation.

We reclassified certain other prior period amounts in our Consolidated Financial Statements to be consistent with current period presentation. The effect of these reclassifications is not material.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires us to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. We will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will implement SFAS No. 160 beginning January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We implemented SFAS No. 157 beginning January 1, 2008. SFAS No. 157 will not impact our financial statements, but will provide expanded disclosure on our fair value measurements.

(2) MAYTAG ACQUISITION

On March 31, 2006, we completed the acquisition of Maytag. The results of Maytag’s operations have been included in our Consolidated Financial Statements beginning April 1, 2006.

The purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Whirlpool common stock. The purchase price also included the exchange of fully-vested Whirlpool options for fully-vested Maytag options to become exercisable, in aggregate, for an additional 1.8 million shares of Whirlpool common stock and the settlement of Maytag restricted stock and performance units for cash. The combined value of the above share-based consideration was approximately $920 million. The value of the approximately 9.7 million shares of Whirlpool common stock was determined using the average market price of the common shares for the two days prior to, through the two days after, March 29, 2006.

We assumed Maytag’s existing debt of approximately $966 million and incurred approximately $102 million in acquisition-related expenses, which are included in the purchase price. Initially, we borrowed amounts required to fund the cash portion of the purchase price through issuances in the U.S. commercial paper market and in June 2006 refinanced a portion of this commercial paper through the issuance of long-term bonds.

We finalized the purchase price allocation to individual assets acquired and liabilities assumed on March 31, 2007. The final purchase price allocation is based on management and independent appraisers’ best estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents the final purchase price allocation as of March 31, 2006:

Millions of dollars
Current assets	$1,352
Assets of discontinued operations	442
Property, plant and equipment	487
Goodwill	1,585
Intangible assets	1,845
Other non-current assets	19

Total assets acquired	5,730

Current liabilities	1,657
Liabilities of discontinued operations	168
Non-current liabilities	2,035

Total liabilities assumed	3,860

Net assets acquired	$1,870

Goodwill, which is not deductible for tax purposes, has been allocated to the North America operating segment on the basis that the cost efficiencies identified will primarily benefit this segment of the business.

We estimate the fair value of Maytag’s identifiable intangible assets is $1,845 million. The allocation of identifiable intangible assets is as follows:

Millions of dollars	Estimated Fair Value	Estimated Useful Life
Trademarks	$1,463	Indefinite life
Customer relationships	288	18 years
Patents and non-compete agreements	94	1 to 7 years

Total intangible assets acquired	$1,845

Identifiable intangible assets consist of trademarks, customer relationships, patents and noncompete agreements. These intangible assets, excluding trademarks, are definite lived intangible assets and are amortized over their estimated economic lives based on a number of assumptions including customer attrition rates and the life of technology and associated products.

We have also completed the analysis of integration plans, pursuant to incurred costs associated with the elimination of duplicative manufacturing facilities and selling, general and administrative overlap. Certain reserves in the amount of $239 million were established for severance and exit costs relating to the closure of Maytag facilities including manufacturing plants, the former headquarters location and other administrative offices. Costs associated with these actions have not impacted earnings and have been recognized as a component of purchase accounting, resulting in a corresponding increase to recorded goodwill. These reserves are related to closed Maytag facilities in Galesburg, Illinois and Florence, South Carolina, along with the closure of the Maytag facilities mentioned above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table provides pro forma results of operations for the years ended December 31, 2006 and 2005 as if Maytag had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the integration. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Maytag. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year Ended December 31,
	2006	2005
Net sales	$19,097	$18,430
Earnings from continuing operations	474	307
Net earnings	421	267

Diluted net earnings per share:
Earnings from continuing operations	$5.96	$3.93
Loss from discontinued operations	(0.67)	(0.51)

Net earnings	$5.29	$3.42

Certain non-recurring acquisition charges of $52 million recorded by Maytag prior to March 31, 2006, directly related to the acquisition, including $27 million of accelerated stock compensation expense triggered by certain change in control provisions and approximately $25 million of direct transaction costs are not included in the pro forma information presented above.

(3) DISCONTINUED OPERATIONS

The following businesses acquired as part of the acquisition of Maytag were divested. Divesting these businesses allows us to focus on the core appliance business.

Amana commercial

On September 6, 2006, we sold the Amana commercial microwave business to Aga Foodservice Inc. for approximately $49 million. Revenues and costs for this business were classified as a component of discontinued operations during the second quarter of 2006. Due to our continuing involvement with the Amana commercial microwave business as an OEM supplier, we reclassified the operating results related to Amana commercial microwave business into continuing operations during the third quarter of 2006.

Dixie-Narco

On October 23, 2006, we completed the sale of the Dixie-Narco vending systems business to Crane Co. for approximately $46 million. The difference between the proceeds received and the net book value of the assets recorded was an adjustment to goodwill.

Hoover

On January 31, 2007, we completed the sale of the Hoover floor-care business to Techtronic Industries, Co., Ltd. (“TTI”) for approximately $107 million. The difference between the proceeds received and the net book value of the assets recorded was an adjustment to goodwill.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Jade

On April 2, 2007, we completed the sale of the Jade commercial and residential products businesses to Middleby Corporation. The difference between the proceeds received and the net book value of the assets recorded was an adjustment to goodwill.

As part of the sale of each of the above operations, we retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, we retained certain environmental liabilities. For additional information about pension and postretirement benefits see Note 14.

The associated results of operations, financial position and cash flows related to the discontinued operations have been separately reported as of and for the years ended December 31, 2007 and December 31, 2006.

The following table includes certain income statement information related to the results of the Hoover, Jade, and Dixie-Narco businesses:

	Year Ended December 31,
Millions of dollars	2007	2006
Net sales	$43	$443

Loss before income taxes	(10)	(79)
Income tax benefit	3	26

Loss from discontinued operations, net of tax	$(7)	$(53)

The Consolidated Balance Sheet for 2006 includes the assets and liabilities of Hoover and Jade presented as discontinued operations. The assets and liabilities related to these businesses were sold by December 31, 2007.

Millions of dollars	December 31, 2006
Assets

Net receivables	$83
Inventories	85
Net property, plant and equipment	67
Other assets	5

Total assets of discontinued operations	$240

Liabilities

Accounts payable	$33
Postretirement benefits	38
Other liabilities	50

Total liabilities of discontinued operations	$121

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(4) GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill and indefinite lived intangibles are subject to an annual impairment analysis performed during the fourth quarter of each year by reporting unit. We determine the fair value of each reporting unit using discounted cash flows. Our reporting units include: North America, Europe, Multibras and Embraco (which combined is our Latin America reportable operating segment), and Asia. We performed the annual impairment tests and determined there is no impairment for any periods presented.

The following table summarizes the net carrying amount of goodwill:

	December 31,
Reporting Unit—Millions of dollars	2007	2006
North America	$1,755	$1,659
Embraco	5	4

Total	$1,760	$1,663

The changes in the carrying amounts for goodwill since December 31, 2006 are due primarily to final purchase accounting adjustments related to the acquisition of Maytag. See Note 2 for additional information about the Maytag acquisition.

Other Intangible Assets

The following table summarizes the net carrying amount of other intangible assets:

	December 31,
Millions of dollars	2007	2006
Indefinite lived intangible assets	$1,522	$1,516
Definite lived intangible assets, net	332	355

Total other intangible assets, net	$1,854	$1,871

Amortization expense for each of the years 2008-2012 is estimated to be $29 million.

(5) BUSINESS DISPOSITIONS

On August 10, 2006, our Latin America region sold the remaining 30% interest in an equity investment. Proceeds from the sale were approximately $31 million. A pre-tax gain of $30 million was recognized and classified as interest and sundry income (expense) in the Consolidated Statements of Income.

In September 2005, we completed the sale of our 93% interest in Multibras da Amazonia S.A. (“MASA”), an injection molding subsidiary located in Manaus, Brazil, to Flextronics Plasticos Ltda. Proceeds from the sale were $48 million. A pre-tax gain of $9 million was recognized and classified as interest and sundry income (expense) in our Consolidated Statements of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(6) INVENTORIES

December 31—Millions of dollars	2007	2006
Finished products	$2,232	$1,980
Work in process	52	55
Raw materials	525	448

	2,809	2,483

Less excess of FIFO cost over LIFO cost	(144)	(135)

Total inventories	$2,665	$2,348

The increase in inventories, when compared to December 31, 2006, is driven primarily by a stronger Brazilian Real, Rupee, Euro and Canadian Dollar as compared to the U.S. Dollar. Also contributing to the increase was lower U.S. appliance industry demand, additional inventory in the laundry sector to improve availability in the Europe region and higher material costs during 2007.

LIFO inventories represent approximately 42% and 46% of total inventories at December 31, 2007 and 2006, respectively.

(7) FINANCING ARRANGEMENTS

Debt

The following table summarizes our debt at December 31, 2007 and 2006:

Millions of dollars	2007	2006
Medium-term notes, from 5% to 9.03%, maturing from 2010 to 2015	$298	$314
Debentures—9.1%, maturing 2008	125	125
Variable rate notes, maturing through 2009	200	200
Senior note—8.6%, maturing 2010	325	325
Senior note—6.125%, maturing 2011	299	299
Senior note—6.5%, maturing 2016	249	249
Debentures—7.75%, maturing 2016	243	243
Other (various maturing through 2016)	56	60

	1,795	1,815
Less current maturities	127	17

Total long-term debt, net of current maturities	$1,668	$1,798

The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2007:

Millions of dollars
2008	$127
2009	205
2010	373
2011	302
2012	2
Thereafter	786

Total debt	$1,795

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On June 19, 2006, we completed an offering of $750 million aggregate principal amount of senior notes consisting of (a) $200 million aggregate principal amount of floating rate notes due 2009 which bear interest at a floating rate equal to the three-month USD London Interbank Offered Rate (“LIBOR”) plus 0.50% per annum; (b) $300 million aggregate principal amount of 6.125% senior notes due 2011; and (c) $250 million aggregate principal amount of 6.500% senior notes due 2016. Initially, we borrowed amounts required to fund the cash portion of the purchase price in the acquisition of Maytag through issuances in the U.S. commercial paper market. In June 2006, we refinanced a portion of this commercial paper through the issuance of long-term bonds.

We are in compliance with financial covenant requirements at December 31, 2007 and 2006.

The fair value of long-term debt (including current maturities) was $1,879 million and $1,893 million as of December 31, 2007 and 2006, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

Notes Payable

Notes payable consist of the following:

December 31—Millions of dollars	2007	2006
Payable to banks	$164	$147
Commercial paper	134	374

Total notes payable	$298	$521

Notes payable consist of short term borrowings payable to banks and commercial paper used to fund working capital requirements.

The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 5.6% and 5.1% for the years ended December 31, 2007 and 2006, respectively.

Credit Facilities

We have Credit Facilities which provide a $2.2 billion 5-year credit facility and include a $100 million letter of credit subfacility. Borrowings under the Credit Facilities are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under these facilities, if any, are guaranteed by us. Interest under the Credit Facilities accrues at a variable annual rate based on the LIBOR plus a margin dependent on our credit rating at that time. The Credit Facilities require us to meet certain financial tests and contain specific covenants.

At December 31, 2007 and 2006, there were no borrowings outstanding under these credit agreements. We are in compliance with financial covenant requirements at December 31, 2007 and 2006.

Preferred Stock

Although most of its assets have been divested, Whirlpool Financial Corporation (“WFC”) remains a legal entity with assets consisting primarily of leveraged leases. WFC also has 17,500 shares of Series B preferred stock outstanding as of December 31, 2007 and 2006 with a face value of $100 per share, an annual dividend of $6.55 per share and a mandatory redemption date of September 1, 2008. The preferred stock amounts are included within minority interests in the Consolidated Balance Sheets and the carrying amounts approximate fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The preferred stockholders are entitled to vote together on a share-for-share basis with WFC’s common stockholder, Whirlpool. Preferred stock dividends are payable quarterly. On September 1, 2003, WFC redeemed 331,800 shares of the Series B preferred stock at a price of $100 per share (at par). The redemption terms required the payment of any accrued unpaid dividends in addition to the applicable redemption premium, and accordingly, a total of $0.6 million was paid on September 1, 2003 related to dividends. The terms of the preferred stockholders agreement provide for a final payment on September 1, 2008 (the mandatory redemption date) equal to the number of shares of Series B preferred stock outstanding multiplied by the face value of $100 per share.

WFC and Whirlpool are parties to a support agreement. Pursuant to the agreement, if at the close of any quarter WFC’s net earnings available for fixed charges (as defined) for the preceding twelve months is less than a stipulated amount, we are required to make a cash payment to WFC equal to the insufficiency within 60 days of the end of the quarter. We were not required to make any payments under this agreement during 2007, 2006 or 2005. The support agreement may be terminated by either WFC or us upon 30 days notice provided that certain conditions are met. We have also agreed to maintain ownership of at least 70% of WFC’s voting stock.

(8) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At December 31, 2007 and December 31, 2006, the guaranteed amounts totaled $331 million and $312 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.5 billion and $1.4 billion at December 31, 2007 and December 31, 2006. Our total outstanding bank indebtedness from guarantees totaled $115 million and $106 million at December 31, 2007 and December 31, 2006, respectively.

Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We have re-evaluated the cost of a voluntary recall of certain Maytag and Jenn-Air brand dishwashers that were associated with inventory from the acquisition of Maytag. As such, we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet at March 31, 2006 with a corresponding increase to recorded goodwill. This amount is included in “Acquisition” in the table below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

December 31—Millions of dollars	2007	2006
Balance at January 1	$284	$149
Acquisition	53	153
Warranties issued during the period	423	448
Settlements made during the period	(546)	(459)
Other changes	12	(7)

Balance at December 31	$226	$284

Current portion	$172	$219
Non-current portion	54	65

Total	$226	$284

Operating Lease Commitments

At December 31, 2007, we had noncancelable operating lease commitments totaling $547 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2008	$144
2009	114
2010	81
2011	65
2012	47
Thereafter	96

Total noncancelable operating lease commitments	$547

Our rent expense was $183 million, $154 million and $123 million for the years 2007, 2006 and 2005, respectively.

Purchase Obligations

Our expected cash outflows resulting from purchase obligations are summarized by year in the table below:

Millions of dollars
2008	$261
2009	196
2010	244
2011	194
2012	47
Thereafter	8

Total purchase obligations	$950

Legal Contingencies

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

the production process qualify for these IPI tax credits. Based on legal precedent, we recognized tax credits in an aggregate amount of $33 million in 2003 and 2004. No credits were recognized in 2005 through 2007. The Brazilian tax authority has challenged the recording of IPI tax credits. Recently the Brazilian Supreme Court, which rules on a case by case basis, ruled adversely against another taxpayer in an IPI tax credit case. Our case is being defended at an administrative level. Our potential exposure ranges from zero to $74 million comprised of $33 million in taxes, $20 million in interest and $21 million in penalties. We cannot predict the outcome of these legal proceedings. We have not accrued a liability for this exposure at December 31, 2007.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. The collection action remains pending. A ruling is expected in 2008 to determine the factors to be used in calculating recovery. We have accrued for the potential exposure for this litigation.

We are currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage. However, unspecified compensatory damages are being sought. We believe these suits are without merit. We intend to vigorously defend these actions.

We are involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect, if any, on our Consolidated Financial Statements.

Product Recalls

We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to customers. We are currently investigating a limited number of potential quality and safety issues. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag brand and Jenn-Air brand dishwashers. We estimate the cost of the recall to be $82 million and have recorded this liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. Of this $82 million accrual, we have $11 million remaining at December 31, 2007.

On March 21, 2007, we announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines. The cost of this recall will be paid by the OEM supplier.

(9) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices. Fluctuations in these rates and prices can affect our operating results and financial condition. We manage the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. We do not enter into derivative financial instruments for speculative or trading purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Using derivative markets means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty defaulted on a derivative contract. We primarily deal with investment-grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.

The following table summarizes our outstanding derivative contracts at December 31, 2007 and 2006:

		Notional Amount in Millions of dollars
Exposure	Derivative	2007	2006	Hedge Type	Term
Forecasted cross currency cash flows	Foreign exchange forwards/options	$2,023	$1,313	Cash flow or fair value hedge	Various, up to 28 months

Non-functional currency asset/liability	Foreign exchange forwards/options	$1,154	$608	Undesignated	Various, up to 9 months

Raw Material Purchases	Commodity swaps	$294	$297	Cash flow or fair value hedge	Various, up to 15 months

Raw Material Purchases	Commodity swaps	$23	$19	Undesignated	Various, up to 11 months

Fixed Rate Debt	Interest rate swaps	$100	$100	Fair value hedge	2008

Floating Rate Debt	Interest rate swaps	$150	$150	Cash flow hedge	2008

Floating Rate Debt	Interest rate swap	$50	$50	Cash flow hedge	2009

Receivables	Credit put	$1	$—	Fair value hedge	2008

Forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. Non-functional currency asset and liability hedges are undesignated but relate primarily to short term payables and receivables and intercompany loans. Commodity swaps relate to raw material purchases (for example, copper and aluminum) used in the manufacturing process. Unrealized gains and losses relating to these foreign exchange forwards/options and commodity swaps were a loss of $3 million and a gain of $70 million at December 31, 2007 and 2006, respectively.

Interest rate swaps with a notional amount of $100 million maturing in 2008 are designated and accounted for as a fair value hedge on fixed rate debt. The fair values of these contracts were a loss of $0.5 million and $1.7 million as of December 31, 2007 and 2006, respectively.

Interest rate swaps with a notional amount of $150 million maturing in 2008 are designated and accounted for as a cash flow hedge on floating rate debt. The fair values of these contracts were a loss of $2.3 million and $0.3 million as of December 31, 2007 and 2006, respectively.

An interest rate swap with a notional amount of $50 million maturing in 2009 is designated and accounted for as a cash flow hedge on future cash payments. The fair value of this contract was a loss of $0.6 million and $0.2 million as of December 31, 2007 and 2006, respectively.

Gains and losses related to the ineffective portion of our hedging instruments were immaterial for the years ended December 31, 2007, 2006 and 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The amount of unrealized gain on derivative instruments included in other comprehensive income related to contracts maturing, and expected to be realized during 2008 is approximately $2 million at December 31, 2007.

(10) STOCKHOLDERS’ EQUITY

Repurchase Program

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. The share repurchases are made from time to time on the open market as conditions warrant. During 2007, we repurchased 3.8 million shares at an aggregate purchase price of $368 million. There were no repurchases made in 2006. The remaining authorization under the program is $97 million.

In addition to our common stock, we have 10 million authorized shares of preferred stock (par value $1 per share), none of which is outstanding.

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) changes in our additional minimum pension liability (prior to the adoption of SFAS No. 158), (3) changes in our unrecognized pension liability (post adoption of SFAS No. 158), (4) foreign currency translation, (5) changes in the effective portion of our open derivative contracts designated as cash flow hedges and (6) changes in fair value of our available for sale securities.

The following table shows the components of accumulated other comprehensive income at December 31, 2007, 2006 and 2005, and the activity for the years then ended:

Millions of dollars	Additional Minimum Pension Liability	Unrecognized Pension Liability	Foreign Currency	Derivative Instruments	Marketable Securities	Total
Balance at December 31, 2004	$(69)	$—	$(520)	$(12)	$—	$(601)

Additional minimum pension liability adjustments	(389)	—	—	—	—	(389)
Unrealized (loss) gain	—	—	(37)	12	—	(25)
Tax effect	141	—	12	—	—	153

Net of tax	(248)	—	(25)	12	—	(261)

Balance at December 31, 2005	(317)	—	(545)	—	—	(862)

Additional minimum pension liability adjustments	194	—	—	—	—	194
Unrealized gain	—	—	173	52	—	225
Tax effect	(78)	—	(4)	(4)	—	(86)

Net of tax	116	—	169	48	—	333
Adoption of SFAS 158, net	201	(315)	—	—	—	(114)

Balance at December 31, 2006	—	(315)	(376)	48	—	(643)

Unrealized gain (loss)	—	—	309	(69)	17	257
SFAS 158	—	225	—	—	—	225
Tax effect	—	(79)	(34)	4	—	(109)

Net of tax	—	146	275	(65)	17	373

Balance at December 31, 2007	$—	$(169)	$(101)	$(17)	$17	$(270)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net Earnings per Share

Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. For the years ended December 31, 2007, 2006 and 2005, a total of approximately 1,709,000 options, 2,021,000 options and 576,000 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Basic and diluted earnings per share from continuing operations were calculated as follows:

Millions of dollars and shares	2007	2006	2005
Numerator for basic and diluted earnings per share—earnings from continuing operations	$647	$486	$422

Denominator for basic earnings per share—weighted-average shares	78.5	75.1	67.1
Effect of dilutive securities—share-based compensation	1.4	1.4	1.2

Denominator for diluted earnings per share—adjusted weighted-average shares	79.9	76.5	68.3

Preferred Stock Purchase Rights

One Preferred Stock Purchase Right (“Rights”) is outstanding for each share of common stock. The Rights, which expire May 22, 2008, will become exercisable 10 days after a person or group (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common stock (the “Trigger Date”) or 10 business days after the commencement, or public disclosure of an intention to commence, a tender offer or exchange offer by a person that could result in beneficial ownership of 15% or more of the outstanding common stock. Each Right entitles the holder to purchase one one-thousandth of a share of a Junior Participating Preferred Stock, Series B, par value $1.00 per share, at a price of $300 per one one-thousandth of a Preferred Share subject to adjustment.

If a person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), shall thereafter have the right to receive upon exercise of such Right that number of shares of common stock (or other securities) having at the time of such transaction a market value of two times the exercise price of the Right. If a person becomes an Acquiring Person and Whirlpool is involved in a merger or other business combination transaction where Whirlpool is not the surviving corporation or where common stock is changed or exchanged or in a transaction or transactions in which 50% or more of our consolidated assets or earning power are sold, proper provision shall be made so that each holder of a Right (other than such Acquiring Person) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the exercise price of the Right. In addition, if an Acquiring Person does not have beneficial ownership of 50% or more of the common stock, our Board of Directors has the option of exchanging all or part of the Rights for an equal number of shares of common stock in the manner described in the Rights Agreement.

Prior to the Trigger Date, our Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right, payable in cash, shares of common stock or any other consideration deemed appropriate by the Board of Directors. Immediately upon action of the Board of Directors ordering redemption of the Rights, the ability of holders to exercise the Rights will terminate and such holders will only be able to receive the redemption price.

Until such time as the Rights become exercisable, the Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We reserve and keep available at all times a sufficient number of shares of Preferred Stock (and following the occurrence of a Triggering Event, shares of common stock and/or other securities) to permit the exercise in full of all Rights from time to time outstanding.

Whirlpool Latin America

In April 2006, we reorganized the Latin America business by merging Empresa Brasileira de Compressores S.A. into Multibras S.A. Eletrodomésticos and created two independent business units (“Embraco’s Compressor and Cooling Solutions Business Unit” and “Home Appliances Business Unit”). We changed the corporate name of Multibras to Whirlpool S.A. The reorganization received shareholder and regulatory approvals. The total cost to purchase shares from minority shareholders was approximately $53 million. The remaining minority shareholder ownership is now under 2%.

(11) STOCK OPTION AND INCENTIVE PLANS

We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $40 million, $37 million and $24 million in 2007, 2006 and 2005, respectively. Related income tax benefits recognized in earnings were $15 million, $14 million and $9 million in 2007, 2006 and 2005.

Unrecognized compensation cost related to non-vested stock option and RSU awards as of December 31, 2007 and December 31, 2006 totaled $54 million and $61 million, respectively. The cost of these non-vested awards is recognized over the estimated requisite service period. The weighted-average remaining vesting period of the non-vested awards is approximately 20 months.

Share-Based Employee Incentive Plans

On April 17, 2007, our shareholders approved the 2007 Omnibus Stock and Incentive Plan (“2007 OSIP”). This plan was previously adopted by our Board of Directors on February 20, 2007 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock equivalents with terms of no more than 10 years. We have reserved 3,000,000 shares of common stock for issuance, as authorized under this plan.

The 2007 OSIP replaced the 1998, 2000 and 2002 OSIPs (“Old Plans”). The Old Plans will remain in existence solely for the purpose of addressing the rights of holders of already granted existing awards. Prior to the approval of the 2007 OSIP, we granted 453,620 options, with an exercise price of $94.47 and a 10-year term and 256,527 restricted stock units in 2007. No additional awards will be granted under the Old Plans. Any shares subject to outstanding awards granted under the old plans that subsequently lapse, expire, are forfeited or are cancelled are available for grant under the 2007 OSIP.

Stock Options

Eligible employees receive stock options as a portion of their total compensation. Such options generally become exercisable over a three-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment.

We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions utilized in valuing options include: (1) risk-free interest rate—an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Based on the results of the model, the weighted-average fair values of stock options granted during the years ended December 31, 2007, 2006 and 2005 were $22.54, $22.07 and $15.55, respectively using the following assumptions:

Weighted Average Black-Scholes Assumptions	2007	2006	2005
Risk-free interest rate	4.7%	4.6%	4.4%
Expected volatility	22.6%	25.6%	25.5%
Expected dividend yield	1.9%	2.1%	2.4%
Expected option life	5 years	5 years	5 years

Stock Option Activity

The following table summarizes stock option activity during the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
Thousands of shares, except per share data	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	5,013	$84.97	3,733	$60.37	5,325	$58.46
Granted	457	94.48	2,249	117.56	256	63.99
Exercised	(1,052)	63.19	(871)	63.11	(1,731)	54.54
Canceled or expired	(114)	106.10	(98)	90.20	(117)	67.59

Outstanding at December 31	4,304	$90.71	5,013	$84.97	3,733	$60.37

Exercisable at December 31	3,564	$90.70	4,488	$79.47	3,156	$58.76

During the year ended December 31, 2006, we granted 2,249,000 stock options of which 1,778,000 relate to Maytag options that were converted to Whirlpool options on the date of the Maytag acquisition at a weighted average grant price of $125.10.

The total intrinsic value of stock options exercised was $39 million and $20 million for the years ended December 31, 2007 and 2006, respectively. The related tax benefits were $15 million and $8 million in 2007 and 2006, respectively. Cash received from the exercise of stock options during the year ended December 31, 2007 totaled $68 million.

The fair value of stock options vested was $5 million, $32 million and $11 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of the $32 million that vested in 2006, $27 million related to the acquisition of Maytag.

The table below summarizes additional information related to stock options outstanding at December 31, 2007:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	4,207	3,564
Weighted-average exercise price	$90.77	$90.70
Aggregate intrinsic value	$44	$44
Weighted-average remaining contractual term, in years	4.7	4.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Restricted Stock Units

Eligible employees receive Restricted Stock Units (“RSU”) as a portion of their total compensation. RSU awards vest over various time periods depending upon the program, but generally vest from two years to seven years and convert to unrestricted common stock at the conclusion of the vesting period. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. Certain awards accrue dividend equivalents on outstanding RSUs (in the form of additional RSUs) based on dividends declared on Whirlpool common stock. We measure compensation cost based on the closing market price of Whirlpool common stock at the grant date.

The following table summarizes RSU activity during the year ended December 31, 2007:

RSUs in thousands	Number of RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2006	1,487	$73.88
Granted	332	96.81
Canceled	(131)	77.70
Vested and transferred to unrestricted	(189)	60.79

Non-vested, December 31, 2007	1,499	$87.55

Nonemployee Director Equity Plan

We have a Nonemployee Director Equity Plan that provides for (a) a one time grant of 1,000 shares of common stock upon a director joining the Board of Directors; (b) an annual grant of stock worth $54,000 with the number of shares to be issued to the director determined by dividing $54,000 by the then current fair market value of Whirlpool common stock; and (c) an annual grant of stock options with the number of options to be based on dividing $36,000 by the product of the then current fair market value of a single share of the common stock multiplied by 0.35. The exercise price under each option granted is the fair market value of the common stock as of the final trading day before the annual meeting of stockholders. These options are exercisable for 20 years or, if earlier, two years after a nonemployee director ceases to serve on our Board of Directors, provided that no option is exercisable within the first six months of its term, unless death or disability of the director occurs. In the event of a nonemployee director’s death, such options will be exercisable for one year from the date of death. Payment of the exercise price may be made in cash or, if permitted by law, Whirlpool common stock, valued at its market price at the time of exercise. At December 31, 2007, there were 239,676 shares available for grant under this plan.

(12) RESTRUCTURING CHARGES

Whirlpool Restructuring (excluding Maytag)

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers.

We incurred restructuring charges of $61 million, $55 million and $57 million during the years ended December 31, 2007, 2006 and 2005, respectively. These charges are included in restructuring in our Consolidated Statements of Income and primarily consist of charges to restructure the cooking platform in Latin America, shift refrigeration and dishwasher capacity to lower cost regions in Europe and North America, restructure the laundry platform in North America and reorganize the salaried workforce throughout Europe. We expect to incur

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

additional costs of $100 million in 2008 related to these initiatives. For additional information about restructuring charges by business segment, see Note 15.

A summary of our restructuring liability balance and full year restructuring activity for 2007, 2006 and 2005 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Translation	December 31, Balance
2007
Termination costs	$14	$34	$(36)	$—	$1	$13
Non-employee exit costs	3	27	(14)	(13)	—	3

Total	$17	$61	$(50)	$(13)	$1	$16

2006
Termination costs	$15	$26	$(29)	$—	$2	$14
Non-employee exit costs	4	29	(10)	(20)	—	3

Total	$19	$55	$(39)	$(20)	$2	$17

2005
Termination costs	$9	$50	$(42)	$—	$(2)	$15
Non-employee exit costs	4	7	(1)	(6)	—	4

Total	$13	$57	$(43)	$(6)	$(2)	$19

Maytag Integration

Maytag integration restructuring accruals resulted from the closing of the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices during 2006. The costs accrued are recorded in other long-term liabilities on our Consolidated Balance Sheets with a corresponding initial amount recorded to goodwill.

The following table summarizes activity relating to our Maytag integration restructuring accruals for the years ended December 31, 2007 and 2006:

Millions of dollars	January 1, 2007 Balance	Cash Paid	Non-Cash	Revision of Estimate	Translation	December 31, 2007 Balance
Termination costs	$114	$(59)	$—	$(13)	$1	$43
Non-employee exit costs	46	(16)	(5)	16	—	41

Total	$160	$(75)	$(5)	$3	$1	$84

Millions of dollars	March 31, 2006 Balance	Cash Paid	Non-Cash	Revision of Estimate	Translation	December 31, 2006 Balance
Termination costs	$134	$(71)	$—	$51	$—	$114
Non-employee exit costs	35	(5)	—	16	—	46

Total	$169	$(76)	$—	$67	$—	$160

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(13) INCOME TAXES

Income tax expense is as follows:

Year ended December 31—Millions of dollars	2007	2006	2005
Current:
Federal	$(28)	$125	$57
State and local	8	(7)	10
Foreign	128	68	117

	108	186	184
Deferred:
Federal	28	(112)	(9)
State and local	3	1	(3)
Foreign	(22)	51	(1)

	9	(60)	(13)

Total income tax expense	$117	$126	$171

Domestic and foreign earnings before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2007	2006	2005
Domestic	$103	$231	$347
Foreign	701	388	250

Total earnings from continuing operations before taxes and other items	$804	$619	$597

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31	2007	2006	2005
Income tax rate computed at U.S. federal statutory rate	35.0%	35.0%	35.0%

Foreign government tax incentive	(7.6)	(2.7)	—
Valuation allowances	(7.1)	0.3	0.7
U.S. government tax incentives	(3.7)	(10.2)	(0.9)
Deductible interest on capital	(2.7)	(3.1)	(1.0)
Settlement of global tax audits	2.7	2.6	(5.0)
U.S. foreign tax credits	(2.2)	(5.3)	(24.0)
Impact of tax rate changes	1.9	—	—
Foreign withholding taxes	1.9	2.3	3.0
Foreign tax rate differential	(1.4)	1.6	1.1
Real estate donations	(1.1)	—	—
State and local taxes, net of federal tax benefit	1.0	0.3	1.2
U.S. tax on foreign dividends and subpart F income	0.7	2.9	13.5
Medicare Part D subsidy	(0.6)	(1.1)	(1.9)
Other items, net	(2.3)	(2.2)	6.9

Effective tax rate	14.5%	20.4%	28.6%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets from continuing operations are as follows:

December 31—Millions of dollars	2007	2006
Deferred tax liabilities
Property, plant and equipment	$262	$303
Financial services leveraged leases	25	30
Pensions	17	—
Software costs	17	13
LIFO inventory	81	40
Intangibles	633	639
Other	163	149

Total deferred tax liabilities	1,198	1,174

Deferred tax assets
Postretirement obligations	492	486
Pensions	189	249
Restructuring costs	30	60
Product warranty accrual	85	108
Receivable and inventory allowances	46	116
Capital loss carryforwards	19	19
Loss carryforwards	286	256
Employee payroll and benefits	128	86
Foreign tax credit carryforwards	102	93
U.S. general business credit carryforwards	88	63
Accrued expenses	128	117
Other	137	115

Total deferred tax assets	1,730	1,768

Valuation allowances for deferred tax assets	(72)	(135)

Deferred tax assets, net of valuation allowances	1,658	1,633

Net deferred tax assets	$460	$459

At December 31, 2007, we have foreign net operating loss carryforwards of $815 million, $680 million of which do not expire, with substantially all of the remaining expiring in various years through 2015. As of December 31, 2007, we had $102 million of foreign tax credit carryforwards and $88 million of U.S. general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2009 and 2027.

Our acquisition of Maytag included $19 million of net deferred tax assets related to capital loss carryforwards of $51 million which have been offset by certain valuation allowances of $19 million. The capital loss carryforwards can only be offset against capital gains and expire at December 31, 2008. We believe the net deferred tax assets are more likely than not to remain unrealized in the future.

We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets associated with net operating loss and foreign tax credit carryforwards that we believe will be realized. In 2007, we reduced the valuation allowance primarily due to certain global tax planning activities that will allow for the realization of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

the related deferred tax assets. Our remaining recorded valuation allowance of $72 million at December 31, 2007 consists of $31 million of foreign net operating loss carryforwards and $41 million of other deferred tax assets.

We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $351 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $1.5 billion at December 31, 2007. Should we make a distribution from unremitted earnings of our foreign subsidiaries and affiliates, we would be subject to additional U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings.

We are in various stages of audits by certain governmental tax authorities. We establish liabilities for probable and estimable assessments by taxing authorities resulting from known tax exposures. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”) on January 1, 2007, at which time the total amount of gross unrecognized tax benefit on the Consolidated Balance Sheet was $166 million. Upon adoption of FIN 48, we recognized a $2 million increase in the liability for unrecognized tax benefits and a $2 million decrease in federal benefit related to state uncertain tax positions. The increase has been accounted for as a reduction to retained earnings in the amount of $8 million and a reduction to goodwill in the amount of $4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions of dollars
Balance, January 1, 2007	$166
Additions for tax positions of the current year	36
Additions for tax positions of the prior year	20
Reductions for tax positions of prior years for:
Changes in judgment	(28)
Settlements during the period	(4)
Lapses of applicable statute of limitation	(1)

Balance, December 31, 2007	$189

Included in the liability for unrecognized tax benefits at December 31, 2007 are $141 million of unrecognized tax benefits that if recognized would impact the effective tax rate, net of $16 million federal benefit related to state uncertain tax positions. Also included in the liability for unrecognized tax benefits at December 31, 2007 are $48 million of unrecognized tax benefits associated with liabilities assumed from the acquisition of Maytag that if recognized would reduce goodwill, net of $2 million federal benefit related to state uncertain tax positions.

We recognize charges related to interest and penalties for unrecognized tax benefits as a component of income tax expense. As of January 1, 2007 and December 31, 2007 we have accrued interest and penalties of $35 and $40 million related to unrecognized tax benefits, respectively, of which $36 million would impact the effective tax rate and $4 million would impact goodwill if reversed in a future period. Interest and penalties are not included in the tabular rollforward of unrecognized tax benefits above.

We file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

for years before 2004. The Internal Revenue Service commenced an examination of our U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 that is anticipated to be completed during early 2009. It is reasonably possible that certain unrecognized tax benefits and related interest and penalties related to dispersion of income, tax credits and the tax basis of certain assets totaling $67 million could be settled with the related jurisdictions during the next 12 months.

(14) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

We have funded and unfunded noncontributory defined benefit pension plans that cover substantially all of our North American employees and certain European and Brazilian employees. The formula for U.S. salaried employees covered under the defined benefit plan sponsored by Whirlpool was based on years of service and final average salary, while the formula for U.S. hourly employees covered under the defined benefit plans sponsored by Whirlpool were based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the defined benefit plan sponsored by Maytag, including a cash balance formula. The U.S. plans are frozen for the majority of participants. An enhanced defined contribution plan is being provided to affected employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost.

The U.S. qualified defined benefit pension plans provide that in the event of a plan termination within five years (36 months for the defined benefit plan sponsored by Maytag) following a change in control of Whirlpool, any assets held by the plans in excess of the amounts needed to fund accrued benefits would be used to provide additional benefits to plan participants. A change in control generally means either a change in the majority of the incumbent Board of Directors or an acquisition of 25% (30% for purposes of the Whirlpool Production Employees Retirement Plans and 20% for purposes of the defined benefit plan sponsored by Maytag) or more of the voting power of Whirlpool’s outstanding stock.

We provide postretirement health care benefits for eligible retired U.S. employees. Eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health care plans are contributory with participants’ contributions adjusted annually and generally include cost-sharing provisions that limit our exposure for recent and future retirees. The plans are unfunded. We reserve the right to modify the benefits. We provide no significant postretirement medical benefits to non-U.S. employees.

Amended Plans

The Pension Protection Act of 2006 requires changes in the basis for calculating lump sum payments effective January 1, 2008. The effect of these changes was to reduce the projected benefit obligation (“PBO”) at December 31, 2007 by approximately $39 million.

In December of 2007, The Maytag Corporation Employees Retirement Plan was amended to cease all benefit accruals effective December 31, 2007 for the production plant in Amana, Iowa. An enhanced defined contribution benefit will be provided to eligible affected employees subsequent to the effective date of the plan amendment. Also, effective for retirements on and after January 1, 2008, a retirement supplement of $300 per month will be provided for 24 months following the retirement of eligible Amana hourly employees retiring during the term of the current union agreement. The effect of this amendment was to increase the PBO at December 31, 2007 by approximately $2 million.

In July of 2007, we announced certain changes to the Whirlpool Retiree Healthcare Plan that will take effect on January 1, 2008 and January 1, 2009. These changes include an adjustment to the Retiree Health Savings Account (RHSA) credit received by certain groups of heritage Maytag and heritage Whirlpool employees, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

substitution of post-65 drug coverage with a credit or adjusted notional account that may be used to offset the cost of Medicare Part D premiums or other employer-sponsored medical coverage for certain groups of heritage Maytag and heritage Whirlpool retirees; and the replacement of certain heritage Maytag retiree medical plans with PPO coverage offered under the Whirlpool Retiree Healthcare Plan. As a result of these changes, we recognized a reduction in our long-term post-employment obligation of $82 million. An additional $46 million reduction in the long-term post-employment benefit obligation was realized as a result of a change in discount rate consistent with the July 1, 2007 remeasurement date. The offsetting credit was recorded, net of the related deferred tax asset, as an increase in accumulated other comprehensive income.

The Whirlpool Production Employees Retirement Plan (“WPERP”) at Fort Smith, Arkansas, which covers union employees, was amended to cease all benefit accruals effective June 30, 2007. An enhanced defined contribution benefit is being provided to eligible affected employees subsequent to the effective date of the plan amendment. As a result of this amendment, we recognized a curtailment charge of approximately $14 million in 2007.

As a result of a change in law in Italy, we recognized a curtailment credit of $5 million in 2006.

The U.S. heritage Whirlpool and Maytag pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For heritage Whirlpool salaried employees who are eligible to retire before January 1, 2010, the plan freeze will be effective December 31, 2009. In addition, the WPERP at LaVergne, which covers union employees, was amended to cease all benefit accruals effective January 31, 2007. An enhanced defined contribution plan is being provided to affected employees subsequent to the plan freezes. As a result of these pension plan freezes, we recognized a net curtailment charge of approximately $6 million in 2006.

We acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

On November 14, 2005, we amended the Whirlpool Employee Pension Plan (“WEPP”). The amendment was reflected in the 2006 pension cost and did not affect the ABO or the PBO at December 31, 2005.

In January 2005, we amended the WEPP. Due to the amendment, we remeasured the net periodic cost and funded status of the plan at January 1, 2005. This amendment reduced the PBO by approximately $80 million. The accumulated benefit obligation (“ABO”) was not affected by the amendment at December 31, 2005.

401(k) Defined Contribution Plan

We maintain a 401(k) defined contribution plan covering substantially all U.S. employees. Our matching contributions for most employees are based on the level of individual participants’ contributions and, for certain domestic union hourly and certain salaried Whirlpool employees who are eligible to retire on or before December 31, 2009, are based on annual operating results and the level of individual participants’ contributions. We also make automatic company contributions for eligible employees in an amount equal to 3% of the employee’s eligible pay. Our contributions amounted to the following amounts:

Millions of dollars	2007	2006	2005
401(k) Company contributions	$68	$29	$21

Adoption of SFAS No. 158

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

106 and 132R” (“SFAS 158”). SFAS 158 requires that we recognize the funded status of our defined benefit pension plans and other postretirement plans on our Consolidated Balance Sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs and credits, which were previously netted against the plans’ funded status in our Consolidated Balance Sheets pursuant to the provisions of SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106. These amounts will be subsequently recognized as net periodic (benefit) cost pursuant to our accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic (benefit) cost in the same periods will be recognized as a component of other comprehensive income. These gains and losses will be subsequently recognized as a component of net periodic (benefit) cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158.

The incremental effects of adopting SFAS 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table:

Millions of dollars	Before adopting SFAS 158	Adjustments to adopt SFAS 158	After adopting SFAS 158
ASSETS
Noncurrent benefit asset	$12	$(12)	$—
Intangible asset	38	(38)	—
Deferred tax asset	115	63	178

LIABILITIES
Current benefit liability	—	113	113
Noncurrent benefit liability	2,031	14	2,045

STOCKHOLDERS’ EQUITY
Accumulated other comprehensive loss	(201)	(114)	(315)

We use a December 31 measurement date for our pension and postretirement benefit plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Obligations and Funded Status at End of Year

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Funded status
Fair value of plan assets	$3,062	$3,146	$180	$137	$—	$—
Benefit obligations	3,580	3,777	393	360	1,151	1,304

Funded status	$(518)	$(631)	$(213)	$(223)	$(1,151)	$(1,304)

Amounts recognized in the statement of financial position
Noncurrent asset	$—	$—	$13	$—	$—	$—
Current liability	(8)	(8)	(10)	(8)	(90)	(97)
Noncurrent liability	(510)	(623)	(216)	(215)	(1,061)	(1,207)

Amount recognized	$(518)	$(631)	$(213)	$(223)	$(1,151)	$(1,304)

Amounts recognized in accumulated other comprehensive income (pre-tax)
Net actuarial loss	$275	$281	$31	$39	$131	$215
Prior service (credit)/cost	(23)	33	4	5	(150)	(80)
Transition (asset)/obligation	—	—	(1)	(1)	1	1

Amount recognized	$252	$314	$34	$43	$(18)	$136

The PBO and fair value of plan assets for pension plans with a PBO in excess of plan assets at December 31, 2007 and 2006 were as follows:

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits
	2007	2006	2007	2006
PBO	$3,580	$3,777	$280	$320
Fair value of plan assets	3,062	3,146	55	101

The PBO, ABO and fair value of plan assets for pension plans with an ABO in excess of plan assets at December 31, 2007 and 2006 were as follows:

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits
	2007	2006	2007	2006
PBO	$3,580	$3,777	$274	$285
ABO	3,559	3,746	259	273
Fair value of plan assets	3,062	3,146	50	66

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Change in Benefit Obligation

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Benefit obligation, beginning of year	$3,777	$2,053	$360	$329	$1,304	$701
Service cost	25	82	7	12	22	21
Interest cost	215	197	19	18	73	66
Plan participants’ contributions	—	—	2	1	16	13
Actuarial (gain)/loss	(19)	(101)	(23)	(12)	(80)	(31)
Gross benefits paid	(381)	(235)	(26)	(29)	(112)	(98)
less: federal subsidy on benefits paid	—	—	—	—	5	7
Plan amendments	(37)	—	—	—	(82)	(16)
Acquisitions/divestitures	—	1,818	(1)	21	—	641
New plans	—	—	23	—	1	—
Curtailments	—	(37)	—	(7)	—	—
Settlements	—	—	(1)	—	—	—
Foreign currency exchange rates	—	—	33	27	4	—

Benefit obligation, end of year	$3,580	$3,777	$393	$360	$1,151	$1,304

ABO, end of year	$3,559	$3,746	$374	$338	$—	$—

Weighted-Average Assumptions Used to Determine Benefit Obligation at End of Year

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.15%	5.85%	3.5 – 11.3%	4.5 – 11.3%	6.05%	5.75%
Rate of compensation increase	4.5/3.0%	4.5/3.0%	2.0 – 7.1%	2.5 – 7.1%	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.50%	9.00%
Ultimate rate	—	—	—	—	5.00%	5.00%
Years to ultimate	—	—	—	—	7	4

Change in Plan Assets

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Fair value of plan assets, beginning of year	$3,146	$1,695	$137	$111	$—	$—
Actual return on plan assets	222	344	(3)	9	—	—
Employer contribution	75	56	25	22	96	85
Plan participants’ contributions	—	—	2	1	16	13
Gross benefits paid	(381)	(235)	(26)	(29)	(112)	(98)
Acquisitions/divestitures	—	1,286	—	14	—	—
New plans	—	—	31	—	—	—
Foreign currency exchange rates	—	—	14	9	—	—

Fair value of plan assets, end of year	$3,062	$3,146	$180	$137	$—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

U.S. Pension Plan Asset Allocation

Millions of dollars	Target Allocation	Percentage of Plan Assets
	2008	2007	2006
Asset Category
Equity securities	66%	64%	70%
Debt securities	34	36	30

Total	100%	100%	100%

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1927 through 2007 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.

Foreign Pension Plan Asset Allocation

Millions of dollars	Target Allocation	Percentage of Plan Assets
	2008	2007	2006
Asset Category
Equity securities	42%	41%	44%
Debt securities	58	50	54
Other	—	9	2

Total	100%	100%	100%

For foreign pension plans, the expected rate of return on plan assets was determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.

Components of Net Periodic Benefit Cost

Millions of dollars	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$25	$82	$84	$7	$12	$11	$22	$21	$14
Interest cost	215	197	113	19	18	17	73	66	37
Expected return on plan assets	(251)	(224)	(154)	(10)	(8)	(5)	—	—	—
Amortization:
Actuarial (gain)/loss	16	26	14	1	1	—	4	13	15
Prior service (credit)/cost	5	9	9	1	1	—	(13)	(8)	(7)
Transition (asset)/obligation	—	—	—	—	1	1	—	—	—
Curtailment (gain)/loss	14	6	—	—	(5)	—	—	—	—
Settlement (gain)/loss	—	—	—	—	—	4	—	—	—
One-time benefit (credit)/charge for new plan	—	—	—	(8)	—	—	1	—	—

Net periodic benefit cost	$24	$96	$66	$10	$20	$28	$87	$92	$59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Pre-Tax) in 2007

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Curtailment effects	$(14)	$—	$—
Settlements	—	—	—
Current year actuarial (gain)/loss	10	(7)	(80)
Amortization of actuarial (gain)/loss	(16)	(1)	(4)
Current year prior service (credit)/cost	(37)	—	(83)
Amortization of prior service (credit)/cost	(5)	(1)	13
Amortization of transition (asset)/obligation	—	—	—

Total recognized in other comprehensive income (pre-tax)	$(62)	$(9)	$(154)

Total recognized in net periodic benefit costs and other comprehensive income (pre-tax)	$(38)	$1	$(67)

Weighted-Average Assumptions Used to Determine Net Periodic Cost

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.85%	5.60/6.05%	5.80%	3.00 – 11.30%	4.00 – 11.30%	4.50 – 11.30%	5.75/6.15%	5.50/6.00%	5.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.75%	4.50 – 11.30%	4.50 – 11.30%	4.50 – 11.30%	—	—	—
Rate of compensation increase	4.50/3.00%	4.50%	4.50%	2.00 – 7.10%	2.50 – 7.10%	2.50 – 8.15%	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	—	—	9.00%	9.00%	10.00%
Ultimate rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	—	—	—	4	4	3

Additional Information

Estimated Pre-Tax Amounts that will be Amortized from Accumulated Other Comprehensive Income into Net Period Pension Cost in 2008

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial (gain)/loss	$12	$2	$2
Prior service (credit)/cost	—	1	(16)

Total	$12	$3	$(14)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Estimated impact of one percentage-point change in assumed health care cost trend rate

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$6	$(5)
Effect on postretirement benefit obligations	87	(78)

Cash Flows

Our funding policy is to contribute to our U.S. pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we may determine to be appropriate. In certain countries other than the U.S., the funding of pension plans is not common practice. We have several unfunded non-U.S. pension plans. We pay for retiree medical benefits as they are incurred.

Expected Employer Contributions to Funded Plans

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits
2008	$113	$8

The $113 million expected to be contributed to the U.S. pension plans during 2008 represents expected voluntary and required contributions to our funded U.S. pension plans.

The $8 million expected to be contributed to the foreign pension plans during 2008 represents contributions to our funded foreign pension plans.

Expected Benefit Payments

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
			Gross	Expected Federal Subsidy
2008	$322	$22	$100	$(10)
2009	272	20	102	(10)
2010	271	21	105	(10)
2011	268	22	107	(11)
2012	266	33	106	(10)
2013-2017	1,319	151	500	(49)

(15) BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, minority interests and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The Maytag geographic information is included in North America, Europe and Asia segments. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations as well as all other restructuring and discontinued operations. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

Sales activity with Sears, a North American major home appliance retailer, represented 12%, 14% and 16% of consolidated net sales in 2007, 2006 and 2005, respectively. Related receivables were 16% and 18% of consolidated trade receivables as of December 31, 2007 and 2006, respectively.

We conduct business in two countries that individually comprised over 10% of consolidated net sales and/or total assets within the last three years. The United States represented 53%, 63% and 56% of net sales for 2007, 2006 and 2005, respectively, while Brazil totaled 12%, 9% and 8% for 2007, 2006 and 2005, respectively. As a percentage of total assets, the United States accounted for 51% and 71% at the end of 2007 and 2006, respectively. Brazil accounted for 15% and 10% of total assets at the end of 2007 and 2006, respectively.

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2007, the operating segments recorded total restructuring costs (See Note 12) as follows: North America—$13 million, Europe—$28 million and Latin America—$20 million, for a total of $61 million. For 2006, the operating segments recorded total restructuring costs as follows: North America—$18 million, Europe—$23 million, Latin America—$7 million and Asia—$7 million, for a total of $55 million. For 2005, the operating segments recorded total restructuring costs as follows: North America—$4 million, Europe—$36 million, Latin America—$8 million, Asia—$7 million and Corporate—$2 million, for a total of $57 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	GEOGRAPHIC SEGMENTS
Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2007	$11,735	$3,848	$3,437	$557	$(169)	$19,408
2006 reclassified	11,642	3,432	2,692	457	(143)	18,080
2006 previously reported	11,953	3,383	2,430	457	(143)	18,080
2005 reclassified	8,658	3,205	2,172	422	(140)	14,317
2005 as previously reported	8,913	3,160	1,962	422	(140)	14,317
Intersegment sales
2007	$171	$504	$169	$220	$(1,064)	$—
2006 reclassified	64	494	141	231	(930)	—
2006 as previously reported	64	494	141	231	(930)	—
2005 reclassified	47	489	136	198	(870)	—
2005 as previously reported	47	489	136	198	(870)	—
Depreciation and amortization
2007	$352	$115	$84	$22	$20	$593
2006 reclassified	332	105	72	21	20	550
2006 as previously reported	332	105	72	21	20	550
2005 reclassified	211	104	99	16	12	442
2005 as previously reported	211	104	99	16	12	442
Operating profit (loss)
2007	$646	$246	$438	$(6)	$(261)	$1,063
2006 reclassified	667	192	237	(11)	(262)	823
2006 as previously reported	753	202	218	(3)	(347)	823
2005 reclassified	730	159	143	(26)	(214)	792
2005 as previously reported	808	164	127	(23)	(284)	792
Total assets
2007	$8,107	$3,394	$2,615	$689	$(796)	$14,009
2006 reclassified	8,449	3,001	2,037	603	(331)	13,759
2006 as previously reported	8,536	2,965	1,982	603	(208)	13,878
2005 reclassified	3,719	2,683	1,794	530	(425)	8,301
2005 as previously reported	3,798	2,650	1,748	530	(425)	8,301
Capital expenditures
2007	$251	$144	$110	$20	$11	$536
2006 reclassified	320	129	92	23	12	576
2006 as previously reported	320	129	92	23	12	576
2005 reclassified	280	104	87	18	5	494
2005 as previously reported	280	104	87	18	5	494

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2007:
Net sales	$5,325	$4,840	$4,854	$4,389
Cost of products sold	4,487	4,148	4,121	3,761
Net earnings available to common stockholders	187	175	161	117

Per share of common stock:
Basic net earnings	2.42	2.24	2.04	1.48
Diluted net earnings	2.38	2.20	2.00	1.46
Dividends	0.43	0.43	0.43	0.43

	Three Months Ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2006:
Net sales	$4,954	$4,843	$4,747	$3,536
Cost of products sold	4,259	4,139	4,043	2,979
Net earnings available to common stockholders	109	117	89	118

Per share of common stock:
Basic net earnings	1.39	1.49	1.16	1.73
Diluted net earnings	1.37	1.47	1.14	1.70
Dividends	0.43	0.43	0.43	0.43

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

The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.

FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2007	2006	2005	2004	2003
CONSOLIDATED OPERATIONS
Net sales	$19,408	$18,080	$14,317	$13,220	$12,176
Operating profit(1)	1,063	823	792	758	830
Earnings from continuing operations before income taxes and other items	804	619	597	616	652
Earnings from continuing operations	647	486	422	406	414
Loss from discontinued operations(2)	(7)	(53)	—	—	—
Net earnings available to common stockholders	640	433	422	406	414
Net capital expenditures	536	576	494	511	423
Depreciation	562	520	440	443	423
Dividends	134	130	116	116	94

CONSOLIDATED FINANCIAL POSITION
Current assets	$6,555	$6,517	$4,763	$4,514	$3,865
Current liabilities	5,893	6,043	4,354	3,985	3,589
Working capital	662	474	409	529	276
Property, plant and equipment-net	3,212	3,157	2,511	2,583	2,456
Total assets	14,009	13,759	8,301	8,181	7,361
Long-term debt	1,668	1,798	745	1,160	1,134
Stockholders’ equity	3,911	3,283	1,745	1,606	1,301

PER SHARE DATA
Basic earnings from continuing operations before accounting change	$8.24	$6.47	$6.30	$6.02	$6.03
Diluted earnings from continuing operations before accounting change	8.10	6.35	6.19	5.90	5.91
Diluted net earnings	8.01	5.67	6.19	5.90	5.91
Dividends	1.72	1.72	1.72	1.72	1.36
Book value	48.96	42.93	25.54	23.31	18.56
Closing Stock Price—NYSE	81.63	83.02	83.76	69.21	72.65

KEY RATIOS
Operating profit margin	5.5%	4.6%	5.5%	5.7%	6.8%
Pre-tax margin(3)	4.1%	3.4%	4.2%	4.7%	5.4%
Net margin(4)	3.3%	2.7%	2.9%	3.1%	3.4%
Return on average stockholders’ equity(5)	18.1%	15.7%	24.6%	30.3%	42.9%
Return on average total assets(6)	4.6%	3.9%	5.1%	5.2%	5.9%
Current assets to current liabilities	1.1	1.1	1.1	1.1	1.1
Total debt-appliance business as a percent of invested capital(7)	34.5%	41.2%	40.4%	45.7%	50.9%
Price earnings ratio	10.2	14.6	13.5	11.7	12.3
Interest coverage(8)	4.7	3.8	5.6	5.8	5.7

OTHER DATA
Number of common shares outstanding (in thousands):
Average—on a diluted basis	79,880	76,471	68,272	68,902	70,082
Year-end	75,835	78,484	67,880	66,604	68,931
Number of stockholders (year-end)	15,011	15,311	7,442	7,826	8,178
Number of employees (year-end)	73,682	73,416	65,682	68,125	68,407
Total return to shareholders (five year annualized)(9)	11.8%	4.9%	14.5%	3.7%	8.1%

(1)	Restructuring charges were $61 million in 2007, $55 million in 2006, $57 million in 2005, $15 million in 2004 and $3 million in 2003.

(2)	Our earnings from continuing operations exclude certain dispositions adjacent to the Maytag acquisition.

(3)	Earnings from continuing operations before income taxes and other items, as a percent of sales.

(4)	Earnings from continuing operations, as a percent of sales.

(5)	Net earnings (loss), divided by average stockholders’ equity.

(6)	Net earnings (loss), divided by average total assets.

(7)	Debt divided by debt, stockholders’ equity and minority interests.

(8)	Ratio of earnings before interest and income tax expense to interest expense.

(9)	Stock appreciation plus reinvested dividends.

Report by Management on the Consolidated Financial Statements

The management of Whirlpool Corporation has prepared the accompanying financial statements. The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, whose report, based upon their audits, expresses the opinion that these financial statements present fairly the consolidated financial position, statements of income and cash flows of Whirlpool and its subsidiaries in accordance with accounting principles generally accepted in the United States. Their audits are conducted in conformity with the auditing standards of the Public Company Accounting Oversight Board (United States).

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
February 22, 2008

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

The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2007.

Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page F-59.

/s/ JEFF M. FETTIG	/s/ ROY W. TEMPLIN
Jeff M. Fettig Chairman of the Board and Chief Executive Officer	Roy W. Templin Executive Vice President and Chief Financial Officer

February 22, 2008	February 22, 2008

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 13 of the Notes to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payments. As described in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for freight and warehousing costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2008

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Whirlpool Corporation and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 22, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2007, 2006 and 2005

(millions of dollars)

COL. A	COL. B	COL. C		COL. D		COL. E
	Balance at Beginning of Period	ADDITIONS		Deductions —Describe		Balance at End of Period
Description		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other
Year Ended December 31, 2007:
Allowance for doubtful accounts—trade receivables	$84	$19	$—	$(20	) —A	$83
Year Ended December 31, 2006:
Allowance for doubtful accounts—trade receivables	76	19	14 —B	(25	) —A	84
Year Ended December 31, 2005:
Allowance for doubtful accounts—trade receivables	107	7	—	(38	) —A	76

Note A—The amounts represent accounts charged off, less recoveries of $0 in 2007, $0 in 2006, and $0 in 2005, translation adjustments and transfers.

Note B—The amount represents allowances for doubtful accounts recorded as part of the Maytag acquisition.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2007

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

3(i)	Restated Certificate of Incorporation of the Company. [Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

3(ii)	Amended and Restated By-laws of the Company as amended and restated June 19, 2007. [Incorporated by reference from Exhibit 3(ii) to the Company’s Form 8-K filed June 22, 2007]

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

4(iv)

Indenture dated as of June 15, 1987 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Maytag Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987]

4(v)

First Supplemental Indenture dated as of September 1, 1989 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Exhibit 4.3 to Maytag Corporation’s Form 8-K dated September 28, 1989]

4(vi)

Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference from Exhibit 4.1 to Maytag Corporation’s Form 8-K dated October 31, 2001]

10(iii)(a)

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

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

E-1

Number and Description of Exhibit
10(iii)(d)

Nonemployee director compensation arrangement (effective January 1, 2005).(Z) [Incorporated by reference from Item 1.01(i) Entry into a Material Definitive Agreement, of the Company’s Form 8-K filed on December 22, 2004]

10(iii)(e)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993).(Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(f)

Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (effective January 1, 2005).(Z) [Incorporated by reference from Exhibit 10 to the Company’s Form 8-K filed on December 22, 2004]

10(iii)(g)	Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005).(Z) [Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 21, 2005]

10(iii)(h)

Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan (as amended, July 1, 1991).(Z) [Incorporated by reference from Exhibit 10(iii)(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993

10(iii)(i)

Amendment of the Whirlpool Corporation 1989 Omnibus Stock and Incentive Plan, (as amended, June 20, 1995).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

10(iii)(j)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(k)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999).(Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(l)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000).(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 annual meeting of stockholders]

10(iii)(m)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002).(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2002 annual meeting of stockholders]

10(iii)(n)

Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007). (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement for the 2007 annual meeting of stockholders]

10(iii)(o)

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

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans).(Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001]

E-2

Number and Description of Exhibit
10(iii)(r)

Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04).(Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(s)	Form of Agreements providing for severance benefits for certain executive officers.(Z) [Incorporated by reference from Exhibit 1 and Exhibit 2 to the Company’s Form 8-K filed April 27, 2000]

10(iii)(t)	Whirlpool Corporation Performance Excellence Plan.(Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2004 annual meeting of stockholders]

10(iii)(u)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992).(Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(v)	Whirlpool Corporation Executive Deferred Savings Plan II (effective as of January 1, 2005), including Supplement A, Whirlpool Executive Restoration Plan (effective as of January 1, 2007).(Z)

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

10(iii)(bb)	Whirlpool Corporation Form of Indemnity Agreement.(Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2006]

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-3