Form 10-Q
period 2008-03-31
WHIRLPOOL CORP /DE/
filed 2008-04-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 21, 2008
Common stock, par value $1 per share	75,127,365

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three Months Ended March 31, 2008

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool’s ability to continue its strong relationship with Sears Holding Corporation in North America (accounting for approximately 12% of Whirlpool’s 2007 consolidated net sales of $19.4 billion) and other significant trade customers, and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions, including the strength of the U.S. building industry and the level of interest rates; (4) the ability of Whirlpool to achieve its business plans, including execution of its Maytag strategy, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (5) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and zinc) and components and the ability of Whirlpool to offset cost increases; (6) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (7) our ability to attract, develop and retain executives and other qualified employees; (8) health care cost trends and regulatory changes that could increase future funding obligations for pension and post retirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations; (10) litigation including product liability and product defect claims; (11) the impact of labor relations; (12) Whirlpool’s ability to obtain and protect intellectual property rights; (13) the ability of Whirlpool to manage foreign currency fluctuations; and (14) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks.

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

Unless otherwise indicated, the terms “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its subsidiaries.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31

(Millions of dollars, except per share data)

	2008	2007
Net sales	$4,614	$4,389

Expenses
Cost of products sold	4,000	3,761
Selling, general and administrative (exclusive of intangible amortization)	440	375
Intangible amortization	7	10
Restructuring costs	8	17

Operating profit	159	226

Other income (expense)
Interest and sundry income (expense)	(7)	(5)
Interest expense	(49)	(50)

Earnings from continuing operations before income taxes and other items	103	171

Income taxes	3	41

Earnings from continuing operations before equity earnings and minority interests	100	130

Equity in income (loss) of affiliated companies	—	(2)
Minority interests	(6)	(4)

Earnings from continuing operations	94	124

Loss from discontinued operations, net of tax of $0 and $3 for the three months ended March 31, 2008 and 2007	—	(7)

Net earnings available to common stockholders	$94	$117

Per share of common stock
Basic earnings from continuing operations	$1.23	$1.57
Discontinued operations, net of tax	—	(0.09)

Basic net earnings	$1.23	$1.48

Diluted earnings from continuing operations	$1.22	$1.55
Discontinued operations, net of tax	—	(0.09)

Diluted net earnings	$1.22	$1.46

Dividends	$0.43	$0.43

Weighted-average shares outstanding (in millions)
Basic	76.3	78.7
Diluted	77.3	79.9

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars)

	(Unaudited)
	MARCH 31, 2008	DECEMBER 31, 2007
Assets

Current assets
Cash and equivalents	$321	$201
Accounts receivable, net of allowance for uncollectible accounts of $85 and $83 at March 31, 2008 and December 31, 2007, respectively	2,564	2,604
Inventories	2,912	2,665
Deferred income taxes	306	324
Other current assets	899	761

Total current assets	7,002	6,555

Other assets
Goodwill, net	1,744	1,760
Other intangibles, net of accumulated amortization of $75 and $64 at March 31, 2008 and December 31, 2007, respectively	1,859	1,854
Other assets	626	628

Total other assets	4,229	4,242

Property, plant and equipment
Land	85	84
Buildings	1,282	1,226
Machinery and equipment	8,141	7,861
Accumulated depreciation	(6,236)	(5,959)

Total property, plant and equipment	3,272	3,212

Total assets	$14,503	$14,009

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$3,165	$3,260
Accrued expenses	636	633
Accrued advertising and promotions	344	497
Employee compensation	364	444
Notes payable	638	298
Current maturities of long-term debt	4	127
Other current liabilities	560	634

Total current liabilities	5,711	5,893

Noncurrent liabilities
Long-term debt	2,166	1,668
Postretirement benefits	1,064	1,061
Pension benefits	727	725
Other liabilities	685	682

Total noncurrent liabilities	4,642	4,136

Commitments and contingencies

Minority interests	79	69

Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 104 million and 103 million shares issued at March 31, 2008 and December 31, 2007, respectively, 75 million and 76 million shares outstanding at March 31, 2008 and December 31, 2007, respectively	104	103
Additional paid-in capital	1,999	1,993
Retained earnings	3,764	3,703
Accumulated other comprehensive loss	(81)	(270)
Treasury stock, 29 million shares and 27 million shares at March 31, 2008 and December 31, 2007, respectively	(1,715)	(1,618)

Total stockholders' equity	4,071	3,911

Total liabilities and stockholders' equity	$14,503	$14,009

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31

(Millions of dollars)

	2008	2007
Operating activities of continuing operations
Net earnings	$94	$117
Loss from discontinued operations	—	7

Earnings from continuing operations	94	124
Adjustments to reconcile earnings from continuing operations to cash used in operating activities from continuing operations:
Equity in losses of affiliated companies, less dividends received	—	2
Gain on disposition of assets	(2)	(6)
Depreciation and amortization	153	143
Changes in assets and liabilities, net of business acquisitions:
Trade receivables	114	173
Inventories	(180)	(311)
Accounts payable	(187)	22
Restructuring charges, net of cash paid	(22)	(43)
Taxes deferred and payable, net	(5)	32
Accrued pension	(6)	(21)
Employee compensation	(90)	(60)
Other	(207)	(214)

Cash used in continuing operating activities	(338)	(159)

Investing activities of continuing operations
Capital expenditures	(107)	(96)
Proceeds from sale of assets	1	5
Proceeds from sale of Maytag adjacent businesses	—	92

Cash (used in) provided by investing activities of continuing operations	(106)	1

Financing activities of continuing operations
Net proceeds (repayments) from short-term borrowings	314	144
Proceeds from borrowings of long-term debt	501	—
Repayments of long-term debt	(127)	(8)
Dividends paid	(33)	(34)
Purchase of treasury stock	(97)	—
Common stock issued	4	22
Other	(5)	4

Cash provided by financing activities of continuing operations	557	128

Cash provided by discontinued operations - operating activities	—	6

Effect of exchange rate changes on cash and equivalents	7	3

Increase (decrease) in cash and equivalents	120	(21)
Cash and equivalents at beginning of period	201	262

Cash and equivalents at end of period	$321	$241

Supplemental disclosure of cash flow information
Cash paid for interest	$41	$50
Cash paid (refunded) for taxes	20	(9)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

General Information

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2007.

We have eliminated all material intercompany transactions in our Consolidated Condensed Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. We did not control any company in which we had an ownership interest of 50% or less for any period presented in our Consolidated Condensed Financial Statements.

Management believes that the accompanying Consolidated Condensed Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R) adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will adopt SFAS 160 beginning January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. We adopted SFAS 157 on January 1, 2008. For additional information regarding SFAS 157, see Note 6.

(2) INVENTORIES

Millions of dollars	March 31, 2008	December 31, 2007
Finished products	$2,366	$2,232
Raw materials and work in process	690	577

	3,056	2,809
Less excess of FIFO cost over LIFO cost	(144)	(144)

Total inventories	$2,912	$2,665

The increase in inventories, when compared to December 31, 2007, is driven primarily by a stronger Euro, Brazilian Real, Indian Rupee and Canadian Dollar as compared to the U.S. Dollar, our seasonal inventory build and higher material costs.

(3) GOODWILL

The following table summarizes the net carrying amount of goodwill:

Reporting unit - Millions of dollars	March 31, 2008	December 31, 2007
North America	$1,739	$1,755
Embraco	5	5

Total	$1,744	$1,760

During the three months ended March 31, 2008 we reduced the value of goodwill by a net $16 million related to adjustments to certain Maytag exit, relocation and employee termination reserves and pre-acquisition uncertain tax positions. See Notes 8 and 9 for additional information about restructuring charges and income taxes.

(4) FINANCING ARRANGEMENTS

Debt

On February 1, 2008 our 9.1% debentures became due and we repaid the remaining balance of $125 million.

On February 28, 2008 we completed the issuance of $500 million 5.50% Notes due March 1, 2013 (“Notes”). The Notes were issued under an existing shelf registration statement filed with the Securities and Exchange Commission. We pay interest semiannually on March 1 and September 1. The Notes contain a provision which requires Whirlpool to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount of the Notes plus any accrued and unpaid interest on the Notes if certain change of control events occur. The Notes are also subject to customary non-financial covenants.

We are in compliance with debt covenant requirements at March 31, 2008.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Notes Payable

Notes payable consist of the following:

Millions of dollars	March 31, 2008	December 31, 2007
Payable to banks	$171	$164
Commercial paper	467	134

Total notes payable	$638	$298

Notes payable consist of short term borrowings payable to banks and commercial paper used to fund working capital requirements. The increase in notes payable is due to seasonality resulting in higher working capital requirements.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At March 31, 2008 and December 31, 2007, the guaranteed amounts totaled $396 million and $331 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.2 billion and $1.5 billion at March 31, 2008 and December 31, 2007. Our total outstanding bank indebtedness under guarantees totaled $119 million and $115 million at March 31, 2008 and December 31, 2007, respectively.

Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves:

Millions of dollars	2008
Balance at January 1	$226
Warranties issued during the period	92
Settlements made during the period	(110)
Other changes	3

Balance at March 31	$211

Current portion	$157
Non-current portion	54

Total	$211

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Legal Contingencies

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, we recognized tax credits in an aggregate amount of $33 million in 2003 and 2004. No credits were recognized in 2005 through March 31, 2008. The Brazilian tax authority has challenged the recording of IPI tax credits. Recently the Brazilian Supreme Court, which rules on a case by case basis, ruled adversely against another taxpayer in an IPI tax credit case, but the decision is not yet final. Our case is being defended at an administrative level. Our potential exposure ranges from zero to $76 million comprised of $34 million in taxes, $21 million in interest and $21 million in penalties. We cannot predict the outcome of these legal proceedings. We have not accrued a liability for this exposure at March 31, 2008.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. The collection action remains pending. A ruling is expected in 2008 to determine the factors to be used in calculating recovery. We have accrued for our estimated exposure for this litigation.

We are currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage. However, unspecified compensatory damages are being sought. We believe these suits are without merit. We intend to vigorously defend these actions.

We are involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on our Consolidated Condensed Financial Statements.

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

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. In March 2008, we revised this estimate to be $91 million. The incremental increase of $9 million was charged to cost of products sold in our Consolidated Condensed Statements of Income. Of this $91 million accrual, we have $8.3 million remaining at March 31, 2008.

On March 21, 2007, we announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines. The cost of this recall will be paid by the OEM supplier.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

(6) FAIR VALUE MEASUREMENTS

As described in Note 1, we adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. We had no assets or liabilities that were measured at fair value on a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below and are as follows:

(a)	Market approach - prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach - amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach - techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Short term investments	$26	$26	$—	(a)
Net derivative contracts	119	—	119	(a)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

(7) STOCKHOLDERS’ EQUITY

Repurchase Program

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During the three months ended March 31, 2008, we repurchased 1.1 million shares at an aggregate purchase price of $97 million. During 2007, we repurchased 3.8 million shares at an aggregate purchase price of $368 million. At March 31, 2008, there are no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) changes in our unrecognized pension liability (post adoption of SFAS 158), (3) foreign currency translation, (4) changes in the effective portion of our open derivative contracts designated as cash flow hedges and (5) changes in fair value of our available for sale securities. The following table summarizes our comprehensive income for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
Millions of dollars	2008	2007
Net earnings as reported	$94	$117
Currency translation adjustments - net	127	42
Cash flow hedges - net	89	5
SFAS 158 adjustments	(14)	3
Available for sale securities	(13)	—

Comprehensive income	$283	$167

Net Earnings per Share

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2008	2007
Numerator for basic and diluted earnings per share - Earnings from continuing operations	$94	$124

Denominator for basic earnings per share - weighted-average shares	76.3	78.7
Effect of dilutive securities - stock-based compensation	1.0	1.2

Denominator for diluted earnings per share - adjusted weighted-average shares	77.3	79.9

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2008 and 2007, approximately 2,690,000 stock options and 2,414,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

(8) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers.

We incurred restructuring charges of $8 million and $17 million during the three months ended March 31, 2008 and 2007, respectively. These charges are included in restructuring in our Consolidated Condensed Statements of Income and primarily consist of charges to shift refrigeration capacity within North America, reorganize the salaried workforce throughout Europe, and restructure portions of our global operating platform. We expect to incur additional costs of up to $92 million during the last nine months of 2008 related to restructuring initiatives. For additional information about restructuring charges by business segment, see Note 11.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

Maytag integration restructuring accruals resulted from the closing of the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The costs accrued are recorded in other current liabilities on our Consolidated Condensed Balance Sheets with a corresponding initial amount recorded to goodwill. For the three months ended March 31, 2008, we revised our estimate and reduced certain Maytag exit, relocation and employee termination accruals which resulted in a corresponding decrease to goodwill.

A summary of the changes to our restructuring liability balance for the three months ended March 31, 2008 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	March 31, Balance
Termination costs	$56	$6	$(26)	$—	$(10)	$26
Non-employee exit costs	44	2	(4)	(1)	(1)	40

Total	$100	$8	$(30)	$(1)	$(11)	$66

(9) INCOME TAXES

The effective income tax rate for the three months ended March 31, 2008 was 2.8% compared to 24.1% for the three months ended March 31, 2007. The decrease from the prior period is primarily due to the impact of discrete items recorded as a result of strategic tax planning, a shift in earnings dispersion to our international locations and lower overall profitability.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate, as necessary.

(10) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Service cost	$3.4	$7.1	$1.9	$1.5	$5.5	$6.2
Interest cost	52.7	53.7	5.7	4.6	17.4	18.7
Expected return on plan assets	(59.9)	(62.8)	(2.7)	(2.1)	—	—
Amortization of transition obligation	—	—	(0.1)	—	—	—
Amortization of prior service cost (credit)	(0.1)	1.5	0.1	0.1	(4.1)	(2.2)
Amortization of net loss	3.1	4.3	0.5	0.5	0.4	1.8

Net periodic cost	$(0.8)	$3.8	$5.4	$4.6	$19.2	$24.5

We have made no contributions to our qualified U.S. pension plans during the three months ended March 31, 2008. We expect to contribute $85 million to qualified U.S. pension plans during the remainder of 2008.

(11) BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the three months ended March 31, 2008, the operating segments recorded total restructuring costs (See Note 8) as follows: North America - $4 million and Europe - $4 million, for a total of $8 million. For the three months ended March 31, 2007, the operating segments recorded total restructuring charges as follows: Europe - $3 million and Latin America - $14 million, for a total of $17 million.

	GEOGRAPHIC SEGMENTS
Three Months Ended March 31 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2008	$2,645	$940	$932	$138	$(41)	$4,614
2007	2,725	830	754	116	(36)	4,389

Intersegment sales
2008	$43	$115	$58	$44	$(260)	$—
2007	44	140	34	50	(268)	—

Depreciation and amortization
2008	$90	$31	$24	$6	$2	$153
2007	89	27	19	5	3	143

Operating profit (loss)
2008	$44	$45	$119	$2	$(51)	$159
2007	159	38	84	1	(56)	226

Total assets
March 31, 2008	$8,102	$3,516	$2,641	$715	$(471)	$14,503
December 31, 2007	8,107	3,394	2,615	689	(796)	14,009

Capital expenditures
2008	$57	$23	$17	$6	$4	$107
2007	61	11	19	4	1	96

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation is the world’s leading manufacturer of major home appliances and a leading producer of major home appliances in North America, Latin America and Europe and has a significant presence in markets throughout India and China. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. For additional information about our segments, see Note 11 of the Notes to the Consolidated Condensed Financial Statements.

Our global branded consumer products strategy over the past several years has been to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions and investments.

We monitor country-specific economic factors such as gross domestic product, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results. For the three months ended March 31, 2008, we have experienced significant macroeconomic challenges related to higher than expected material and oil-related costs and lower demand. See Update: Forward Looking Perspective for revised estimates of our 2008 outlook.

RESULTS OF OPERATIONS

Our results reflect strong performance within our international operations. These gains were more than offset by declines in North America, caused by the combination of material and oil-related cost increases coupled with lower U.S. demand.

Consolidated Net Sales

Consolidated net sales increased by 5.1% compared to 2007 primarily due to a 6.9% increase in the average unit selling price. The increase in sales due to price is a result of favorable impacts of foreign currency, better product mix and product innovation. Partially offsetting these increases is a 1.6% decrease in units sold primarily due to a decrease in demand in the U.S. market which continues to be weak in 2008. Excluding the impact of foreign currency, consolidated net sales decreased 1.3% in 2008. We define the average unit selling price as the amount that results from dividing consolidated net sales by units sold.

The table below summarizes by region consolidated net sales:

	Three Months Ended March 31
Millions of dollars	2008	2007	Change
North America	$2,645	$2,725	(2.9)%
Europe	940	830	13.3
Latin America	932	754	23.7
Asia	138	116	18.7
Other/Eliminations	(41)	(36)	—

Consolidated	$4,614	$4,389	5.1

Significant regional trends were as follows:

•

North America net sales decreased by 2.9% compared to 2007 which is due to a decrease of 4.2% in units sold. The decline in units sold is due to decreased demand resulting from a continued weak U.S. economy in 2008. Partially offsetting the decrease in units sold is a 1.4% increase in the average unit selling price primarily due to better product mix, new product introductions and product innovation in the U.S. in 2008 compared to 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

•

Europe net sales increased in 2008 by 13.3% compared to 2007, primarily due to a 15.0% increase in the average unit selling price partially offset by 1.5% decrease in units sold. The increase in sales due to price is a result of favorable foreign currency and better product mix in 2008. The decline in volume is due to weaker demand in the West European market. Excluding the impact of foreign currency, Europe net sales decreased 1.9% in 2008.

•

Latin America net sales increased in 2008 by 23.7% as compared to 2007, primarily due to a 5.7% increase in units sold and a 17.1% increase in the average unit selling price. The increase in volume growth is due to continued strong growth in the appliance industry, increased market share and strong economic conditions throughout the region. The increase in sales due to price is the result of the impact of favorable foreign currency, new product introductions and product innovation. Also contributing to higher sales is an increase in BEFIEX credits monetized in 2008 as a result of higher volume as compared to 2007. During the three months ended March 31, 2008 and 2007, we monetized $41 million and $30 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of March 31, 2008, $838 million of export credits remain. Excluding the impact of foreign currency, Latin America net sales increased 9.5% in 2008.

•

Asia net sales increased in 2008 by 18.7% as compared to 2007, primarily due to a 12.9% higher average unit selling price and a 5.2% increase in units sold. The increase due to price and volume is driven by the impact of foreign currency, successful new product introductions, improved product mix and continued growth in India, the segment’s largest market. Excluding the impact of foreign currency, Asia net sales increased 9.2% in 2008.

Gross Margin

The consolidated gross margin percentage in 2008 decreased as compared to 2007 due primarily to higher material and oil-related costs partially offset by increased productivity.

The table below summarizes gross margin percentages by region:

	Three Months Ended March 31
	2008	2007	Change
North America	9.7%	12.9%	(3.2	)pts
Europe	14.5	13.0	1.5
Latin America	21.4	20.4	1.0
Asia	17.6	16.4	1.2
Consolidated	13.3	14.3	(1.0)

Significant regional trends were as follows:

•

North America gross margin decreased in 2008 compared to 2007 primarily due to higher material and oil-related costs, higher freight and warehousing costs and lower industry demand. We expect gross margin to continue to be challenged by a slowing U.S. economy and a difficult cost environment. The decrease this quarter was partially offset by productivity improvements and product innovation.

•	Europe gross margin increased in 2008 compared to 2007 due to continued productivity improvements and innovative product offerings which more than offset lower industry demand.

•

Latin America gross margin increased in 2008 compared to 2007 due primarily to productivity improvements, continued higher volumes and regional tax incentives associated with BEFIEX which combined to more than offset higher material and oil-related costs.

•	Asia gross margin increased in 2008 as compared to 2007 due to improved product mix and increased volumes which more than offset higher freight and warehouse costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended March 31
Millions of dollars	2008	As a % of Sales	2007	As a % of Sales
North America	$205	7.8%	$182	6.7%
Europe	91	9.7	70	8.4
Latin America	81	8.7	70	9.2
Asia	23	16.4	18	15.5
Other/Eliminations	40	—	35	—

Consolidated	$440	9.5	$375	8.6

For the three months ended March 31, 2008, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased as compared to the prior year period, primarily due to (1) higher brand investment and (2) higher administrative costs including costs associated with non-income based taxes, gains on prior period asset sales and higher legal costs.

Restructuring

Restructuring initiatives resulted in charges of $8 million for the quarter, reflecting ongoing efforts to optimize our global operating platform. This amount has been identified as a separate component of operating profit and primarily relates to charges to shift refrigeration capacity within North America, reorganize certain portions of the salaried workforce in Europe, and restructure portions of our global operating platform. We expect to incur additional costs of up to $92 million during the last nine months of 2008 related to restructuring initiatives. For additional information about restructuring, see Note 8 of the Notes to the Consolidated Condensed Financial Statements.

Interest Expense

Interest expense decreased $1.1 million when compared to the same period one year ago. The decrease in interest expense is primarily due to lower interest rates offset by higher debt levels in 2008 as compared to 2007.

Income Taxes

The effective income tax rate for the three months ended March 31, 2008 was 2.8% compared to 24.1% for the three months ended March 31, 2007. The decrease from the prior period is primarily due to the impact of discrete items recorded as a result of strategic tax planning, a shift in earnings dispersion to our international locations and lower overall profitability.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $94 million or $1.22 per diluted share, versus $124 million, or $1.55 per diluted share in the comparable prior period, respectively due to the factors described above.

Net Earnings

Net earnings for the current quarter were $94 million, or $1.22 per diluted share, versus $117 million, or $1.46 per diluted share in the comparable prior period due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

Due to intensified macroeconomic challenges in North America and Europe, primarily related to higher than expected material and oil-related costs and decreased demand, we are reducing our full year outlook for diluted earnings per share. For the year ended December 31, 2008, we estimate earnings per diluted share from continuing operations to be in the range of $7.00 to $7.50, and free cash flow for the year to be from $500 to $550 million. Within North America and Europe we expect industry demand to decline 5-6% and 2-3% respectively. Our forward-looking perspective for Latin America and Asia remains unchanged. Prices for material and oil-related costs are expected to increase $100 to $150 million from the outlook disclosed in our 2007 Form 10-K to a total increase of $450 to $500 million for 2008 over 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

We are pursuing actions to mitigate the impact of these challenges including implementing previously announced cost-based price increases, accelerating productivity and cost control initiatives and continuing to invest in our brands to bring new innovative products to consumers around the world.

The table below reconciles projected 2008 cash provided by continuing operations determined in accordance with generally accepted accounting principles (GAAP) in the United States to free cash flow, a non-GAAP measure. Management believes that free cash flow provides shareholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations after capital expenditures and proceeds from the sale of assets/businesses. The projections shown here are based upon many estimates and are inherently subject to change based on future decisions made by management and the board of directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.

Millions of dollars
Cash provided by continuing operations	$1,000 - $1,025
Capital expenditures	(550) - (575)
Proceeds from sale of assets/businesses	50 - 100

Free cash flow	$500 - $ 550

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. We finance working capital fluctuations primarily through the commercial paper markets in the U.S. and Europe, which are supported by committed bank lines, and we anticipate that access to these markets will continue to remain available. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. We have access to long-term funding in the U.S., Europe and other public bond markets. We are in compliance with the financial covenants for all periods presented. For a description of financing arrangements that had an effect on our liquidity, see Note 4 of the Notes to the Consolidated Condensed Financial Statements.

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During the three months ended March 31, 2008, we repurchased 1.1 million shares at an aggregate purchase price of $97 million. At March 31, 2008, there are no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant.

Sources and Uses of Cash

We expect to meet our cash needs for 2008 from cash flows from continuing operations, cash and equivalents and financing arrangements. Our cash and equivalents were $321 million at March 31, 2008 as compared to $241 million at March 31, 2007.

Cash Flows from Operating Activities of Continuing Operations

Cash used in continuing operating activities in 2008 was $338 million, an increase of $179 million compared to the three months ended March 31, 2007. Cash used in continuing operations reflects lower earnings primarily from our North America segment as compared to 2007. Cash used in continuing operations also reflects decreased accounts payable, higher inventory balances and an increase in cash used for employee compensation. The decrease in accounts payable balances were partially offset by lower spending associated with Maytag restructuring activities and lower pension contributions as compared to the prior period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities from continuing operations was an outflow of $106 million in 2008 compared to an inflow of $1 million for the same period last year. The decrease was primarily due to the prior year receipt of proceeds received from the sale of certain Maytag discontinued businesses of $92 million and offset by higher capital spending in 2008.

Cash Flows from Financing Activities of Continuing Operations

Cash provided by financing activities from continuing operations was $557 million in the three months ended March 31, 2008 compared to $128 million for the comparable period in the prior year. Net proceeds of short-term borrowings were $314 million for the quarter ended March 31, 2008 compared to $144 million in the prior year period. The current year period also reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013 and the repayment of $125 million of 9.1% debentures. During 2008, we repurchased stock totaling $97 million, paid dividends to common stockholders totaling $33 million and received proceeds from the issuance of common stock related to option exercises of $4 million. During 2007, we repaid $8 million of long-term debt maturities, paid dividends to common stockholders totaling $34 million and received proceeds from the issuance of common stock related to option exercises of $22 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 5 of the Notes to the Consolidated Condensed Financial Statements contained in Part I, Item I of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock in the quarter ended March 31, 2008:

Fiscal period (Millions of dollars, except share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2008 through January 31, 2008	—	$—	—	$97
February 1, 2008 through February 29, 2008	607,300	89.81	607,300	42
March 1, 2008 through March 31, 2008	501,665	84.41	501,665	—

Total	1,108,965	87.37	1,108,965

Shares included in the table above were purchased as part of a program authorized by our Board of Directors to repurchase up to $500 million in Whirlpool common stock. This repurchase program was authorized on June 15, 2004. On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a.	The following are included herein:

Exhibit 10(iii)(a)	Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan

Exhibit 10(iii)(b)	Nonemployee Director Stock Option Form of Agreement

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 24, 2008