Form 10-Q
period 2008-06-30
WHIRLPOOL CORP /DE/
filed 2008-07-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 21, 2008
Common stock, par value $1 per share	74,438,528

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three and Six Months Ended June 30, 2008

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

Forward-looking statements in this document include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool’s ability to continue its relationship with significant trade customers, including Sears Holding Corporation in North America (accounting for approximately 12% of Whirlpool’s 2007 consolidated net sales of $19.4 billion) and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions, including the strength of the U.S. building industry and the level of interest rates; (4) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (5) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (6) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (7) our ability to attract, develop and retain executives and other qualified employees; (8) health care cost trends and regulatory changes that could increase future funding obligations for pension and post retirement benefit plans; (9) the cost of compliance with environmental and health and safety regulations; (10) litigation including product liability and product defect claims; (11) the impact of labor relations; (12) Whirlpool’s ability to obtain and protect intellectual property rights; (13) the ability of Whirlpool to manage foreign currency fluctuations; and (14) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30

(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net sales	$5,076	$4,854	$9,690	$9,243

Expenses
Cost of products sold	4,324	4,121	8,324	7,882
Selling, general and administrative (exclusive of intangible amortization)	502	463	942	838
Intangible amortization	7	7	14	17
Restructuring costs	40	16	48	33

Operating profit	203	247	362	473

Other income (expense)
Interest and sundry income (expense)	(24)	2	(31)	(3)
Interest expense	(49)	(49)	(98)	(99)

Earnings from continuing operations before income taxes and other items	130	200	233	371

Income taxes	2	29	5	70

Earnings from continuing operations before equity earnings and minority interests	128	171	228	301

Equity in income (loss) of affiliated companies	—	(2)	—	(4)
Minority interests	(11)	(8)	(17)	(12)

Earnings from continuing operations	117	161	211	285

Loss from discontinued operations, net of tax of $0 and $3 for the period ended June 30, 2008 and 2007, respectively	—	—	—	(7)

Net earnings available to common stockholders	$117	$161	$211	$278

Per share of common stock
Basic earnings from continuing operations	$1.55	$2.04	$2.78	$3.62
Discontinued operations, net of tax	—	—	—	(0.09)

Basic net earnings	$1.55	$2.04	$2.78	$3.53

Diluted earnings from continuing operations	$1.53	$2.00	$2.74	$3.55
Discontinued operations, net of tax	—	—	—	(0.09)

Diluted net earnings	$1.53	$2.00	$2.74	$3.46

Dividends	$.43	$.43	$.86	$.86

Weighted-average shares outstanding (in millions)
Basic	75.3	78.8	75.8	78.8
Diluted	76.3	80.5	76.9	80.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except per share data)

	(Unaudited)
	June 30, 2008	December 31, 2007
Assets

Current assets
Cash and equivalents	$461	$201
Accounts receivable, net of allowance for uncollectible accounts of $91 and $83 at June 30, 2008 and December 31, 2007, respectively	2,628	2,604
Inventories	2,996	2,665
Deferred income taxes	307	324
Other current assets	934	761

Total current assets	7,326	6,555

Other assets
Goodwill, net	1,745	1,760
Other intangibles, net of accumulated amortization of $83 and $64 at June 30, 2008 and December 31, 2007, respectively	1,853	1,854
Other assets	628	628

Total other assets	4,226	4,242

Property, plant and equipment
Land	82	84
Buildings	1,286	1,226
Machinery and equipment	8,316	7,861
Accumulated depreciation	(6,397)	(5,959)

Total property, plant and equipment	3,287	3,212

Total assets	$14,839	$14,009

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,399	$3,260
Accrued expenses	599	633
Accrued advertising and promotions	429	497
Employee compensation	385	444
Notes payable	562	298
Current maturities of long-term debt	203	127
Other current liabilities	602	634

Total current liabilities	6,179	5,893

Noncurrent liabilities
Long-term debt	1,967	1,668
Postretirement benefits	1,067	1,061
Pension benefits	702	725
Other liabilities	613	682

Total noncurrent liabilities	4,349	4,136

Commitments and contingencies

Minority interests	98	69

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 104 million and 103 million shares issued at June 30, 2008 and December 31, 2007, respectively, 74 million and 76 million shares outstanding at June 30, 2008 and December 31, 2007, respectively	104	103
Additional paid-in capital	2,008	1,993
Retained earnings	3,849	3,703
Accumulated other comprehensive income (loss)	21	(270)
Treasury stock, 30 million shares and 27 million shares at June 30, 2008 and December 31, 2007, respectively	(1,769)	(1,618)

Total stockholders’ equity	4,213	3,911

Total liabilities and stockholders’ equity	$14,839	$14,009

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30

(Millions of dollars)

	2008	2007
Operating activities of continuing operations
Net earnings	$211	$278
Loss from discontinued operations	—	7

Earnings from continuing operations	211	285
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	310	292
Gain on disposition of assets	(6)	(12)
Equity in losses of affiliated companies, less dividends received	—	4
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	70	(9)
Inventories	(230)	(429)
Accounts payable	(29)	162
Restructuring charges, net of cash paid	(2)	(61)
Taxes deferred and payable, net	(27)	38
Accrued pension	(33)	(9)
Employee compensation	(69)	(45)
Other	(160)	(222)

Cash provided by (used in) continuing operating activities	35	(6)

Investing activities of continuing operations
Capital expenditures	(231)	(202)
Proceeds from sale of assets	14	20
Proceeds from sale of Maytag adjacent businesses	—	100

Cash used in investing activities of continuing operations	(217)	(82)

Financing activities of continuing operations
Proceeds from borrowings of long-term debt	501	3
Net proceeds from short-term borrowings	255	261
Purchase of treasury stock	(151)	(101)
Repayments of long-term debt	(128)	(8)
Dividends paid	(65)	(68)
Common stock issued	7	51
Other	2	10

Cash provided by financing activities of continuing operations	421	148

Cash provided by discontinued operations - operating activities	—	6

Effect of exchange rate changes on cash and equivalents	21	15

Increase in cash and equivalents	260	81
Cash and equivalents at beginning of period	201	262

Cash and equivalents at end of period	$461	$343

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R), adjustments associated with changes in tax contingencies that occur after the one year measurement period are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

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

(2) INVENTORIES

Millions of Dollars	June 30, 2008	December 31, 2007
Finished products	$2,403	$2,232
Raw materials and work in process	737	577

	3,140	2,809
Less excess of FIFO cost over LIFO cost	(144)	(144)

Total Inventories	$2,996	$2,665

The increase in inventories, when compared to December 31, 2007, is driven by a stronger Euro and Brazilian Real as compared to the U.S. Dollar, our seasonal inventory build and higher material costs.

(3) GOODWILL

The following table summarizes the net carrying amount of goodwill:

Reporting unit - Millions of dollars	June 30, 2008	December 31, 2007
North America	$1,740	$1,755
Embraco	5	5

Total	$1,745	$1,760

During the six months ended June 30, 2008, we reduced the value of goodwill by a net $15 million related to adjustments to certain Maytag exit, relocation and employee termination reserves and pre-acquisition uncertain tax positions. See Notes 8 and 9 for additional information about restructuring charges and income taxes.

(4) FINANCING ARRANGEMENTS

Debt

On February 1, 2008 our 9.1% debentures became due and we repaid the remaining balance of $125 million.

On February 28, 2008 we completed the issuance of $500 million 5.50% Notes due March 1, 2013 (“Notes”). The Notes were issued under an existing shelf registration statement filed with the Securities and Exchange Commission. We pay interest semiannually on March 1 and September 1. The Notes contain a provision which requires Whirlpool to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount plus any accrued and unpaid interest if certain change of control events occur. The Notes are also subject to customary non-financial covenants.

We are in compliance with debt covenant requirements at June 30, 2008.

Notes Payable

Notes payable consist of the following:

Millions of dollars	June 30, 2008	December 31, 2007
Payable to banks	$129	$164

Commercial paper	433	134

Total notes payable	$562	$298

Notes payable consist of short term borrowings payable to banks and commercial paper used to fund working capital requirements. The increase in notes payable is due to seasonality resulting in higher working capital requirements.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At June 30, 2008 and December 31, 2007, the guaranteed amounts totaled $290 million and $331 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion and $1.5 billion at June 30, 2008 and December 31, 2007, respectively. Our total outstanding bank indebtedness under guarantees totaled $75 million and $115 million at June 30, 2008 and December 31, 2007, respectively.

As of May 16, 2008, we guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The fair value of the guarantee is nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default. For additional information about Harbor Shores see our Proxy Statement dated December 31, 2007.

Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves:

Millions of dollars	2008
Balance at January 1	$226
Warranties issued during the period	197
Settlements made during the period	(214)
Other changes	1

Balance at June 30	$210

Current portion	$158
Non-current portion	52

Total	$210

Legal Contingencies

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, we recognized tax credits in an aggregate amount of $33 million in 2003 and 2004. No credits were recognized in 2005 through June 30, 2008. The Brazilian tax authority has challenged the recording of IPI tax credits. Recently the Brazilian Supreme Court, which rules on a case by case basis, ruled adversely against another taxpayer in an IPI tax credit case, but the decision is not yet final. Our case is being defended at an administrative level. Our potential exposure ranges from zero to $83 million comprised of $37 million in taxes, $23 million in interest and $23 million in penalties. It is not possible to determine the outcome of these legal proceedings with certainty and as such, we have not accrued a liability for this exposure at June 30, 2008.

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

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. In March 2008, we revised this estimate to $91 million. The incremental increase of $9 million was charged to cost of products sold in our Consolidated Condensed Statements of Income. Of this $91 million accrual, we have $4 million remaining at June 30, 2008.

On March 21, 2007, we announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines. The cost of this recall will be paid by the OEM supplier.

(6) FAIR VALUE MEASUREMENTS

As described in Note 1, we adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. We have no financial assets or liabilities that were measured at fair value on a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below and are as follows:

(a)	Market approach - prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach - amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach - techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Short term investments	$27	$27	$—	(a)
Net derivative contracts	87	—	87	(a)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

(7) STOCKHOLDERS’ EQUITY

Repurchase Program

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During 2007, we repurchased 3.8 million shares at an aggregate purchase price of $368 million and during the three months ended March 31, 2008, we repurchased 1.1 million shares at an aggregate purchase price of $97 million under this program. At March 31, 2008, there were no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During the six months ended June 30, 2008, we repurchased 0.7 million shares at an aggregate purchase price of $54 million under this program. At June 30, 2008, there were $446 million remaining funds authorized under this program.

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) changes in our unrecognized pension liability (post adoption of SFAS 158), (3) foreign currency translation, (4) changes in the effective portion of our open derivative contracts designated as cash flow hedges and (5) changes in fair value of our available for sale securities. The following table summarizes our comprehensive income for the three months and six months ended June 30, 2008 and June 30, 2007:

	Three months ended June 30		Six months ended June 30
Millions of dollars	2008	2007	2008	2007
Net earnings as reported	$117	$161	$211	$278
Currency translation adjustments – net	114	81	230	123
Cash flow hedges – net	(19)	(44)	70	(39)
SFAS 158 adjustments	6	12	3	16
Available for sale securities	1	—	(12)	—

Comprehensive income	$219	$210	$502	$378

Net Earnings per Share

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended June 30		Six months ended June 30
Millions of dollars and shares	2008	2007	2008	2007
Numerator for basic and diluted earnings per share - Earnings from continuing operations	$117	$161	$211	$285

Denominator for basic earnings per share - weighted-average shares	75.3	78.8	75.8	78.8
Effect of dilutive securities - stock-based compensation	1.0	1.7	1.1	1.4

Denominator for diluted earnings per share - adjusted weighted-average shares	76.3	80.5	76.9	80.2

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three and six months ended June 30, 2008, approximately 2,721,000 and 2,689,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the three and six months ended June 30, 2007, there were no stock options excluded from the calculation of diluted earnings per share as their exercise prices did not render them anti-dilutive.

Preferred Stock Purchase Rights

Rights to repurchase preferred stock under the Rights Agreement dated April 12, 1998 expired on May 22, 2008 pursuant to the terms of the Rights Agreement.

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

We incurred restructuring charges of $40 million and $16 million during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and June 30, 2007, we incurred restructuring charges of $48 million and $33 million, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges related to shift refrigeration capacity within North America, the reorganization of the salaried workforce throughout Europe, and the restructuring of portions of our global operating platform. We expect to incur additional expense up to $52 million during the last six months of 2008 related to restructuring initiatives. For additional information about restructuring charges by business segment, see Note 11.

Maytag integration restructuring accruals resulted from the closing of the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The costs were recorded in other current liabilities on our Consolidated Condensed Balance Sheets with a corresponding initial amount recorded to goodwill. As of March 31, 2008, we revised our estimate and reduced certain Maytag exit, relocation and employee termination accruals which resulted in a corresponding decrease to goodwill. No additional revisions were made for the six months ended June 30, 2008.

A summary of the changes to our restructuring liability balance for the six months ended June 30, 2008 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	June 30, Balance
Termination costs	$56	$40	$(37)	$—	$(12)	$1	$48
Non-employee exit costs	44	8	(10)	(3)	(1)	—	38

Total	$100	$48	$(47)	$(3)	$(13)	$1	$86

(9) INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2008 was 1.5% and 2.1% compared to 14.5% and 18.9% for the three and six months ended June 30, 2007. The decrease from prior periods is primarily due to the impact of discrete items recorded as a result of an agreement with foreign tax authorities and strategic tax planning, a shift in earnings dispersion to our international locations and lower overall profitability.

During the three and six months ended June 30, 2008 we recognized a net income tax benefit of $19 million as a result of an agreement with foreign tax authorities. Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $35 million associated with certain tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

(10) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Service costs	$3.4	$6.1	$1.9	$1.9	$5.5	$6.2
Interest cost	52.7	53.7	5.9	5.0	17.4	18.8
Expected return on plan assets	(60.0)	(66.5)	(2.7)	(2.7)	—	—
Amortization of transition obligation	—	—	(0.1)	—	—	—
Amortization of prior service cost (credit)	(0.1)	1.2	0.1	0.1	(4.1)	(2.3)
Amortization of net loss	3.1	3.9	0.5	0.5	0.4	1.8
Settlement and curtailment loss	2.3	13.6	—	—	—	—

Net periodic cost	$1.4	$12.0	$5.6	$4.8	$19.2	$24.5

	Six months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Service costs	$6.8	$13.2	$3.7	$3.4	$10.9	$12.4
Interest cost	105.4	107.4	11.6	9.6	34.8	37.5
Expected return on plan assets	(119.9)	(129.3)	(5.4)	(4.8)	—	—
Amortization of transition obligation	—	—	(0.1)	—	0.1	—
Amortization of prior service cost (credit)	(0.2)	2.7	0.3	0.2	(8.2)	(4.5)
Amortization of net loss	6.2	8.2	0.9	1.0	0.8	3.6
Settlement and curtailment loss	2.3	13.6	—	—	—	—

Net periodic cost	$0.6	$15.8	$11.0	$9.4	$38.4	$49.0

For the six months ended June 30, 2008, we contributed $12.5 million to our qualified U.S. pension plans. We expect to contribute $72.5 million to qualified U.S. pension plans and $7.1 million to our foreign pension plans during the remainder of 2008.

(11) BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, minority interests and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations as well as restructuring and discontinued operations. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the three months ended June 30, 2008, the operating segments recorded total restructuring costs (See Note 8) as follows: North America - $30 million, Europe - $5 million, Latin America - $3 million, and Asia - $2 million for a total of $40 million. For the three months ended June 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $7 million, Europe - $6 million, and Latin America - $3 million, for a total of $16 million. For the six months ended June 30, 2008, the operating segments recorded total restructuring costs as follows: North America - $34 million, Europe - $9 million, Latin America - $3 million, and Asia - $2 million, for a total of $48 million. For the six months ended June 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $7 million, Europe - $10 million, and Latin America - $16 million, for a total of $33 million.

	GEOGRAPHIC SEGMENTS
Three Months Ended June 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2008	$2,895	$1,051	$1,005	$178	$(53)	$5,076
2007	3,018	900	822	163	(49)	4,854

Intersegment sales
2008	$52	$125	$81	$52	$(310)	$—
2007	46	124	50	53	(273)	—

Depreciation and amortization
2008	$82	$35	$26	$6	$8	$157
2007	85	28	19	5	12	149

Operating profit (loss)
2008	$101	$50	$133	$5	$(86)	$203
2007	179	51	95	2	(80)	247

Total assets
June 30, 2008	$8,414	$3,665	$2,950	$675	$(865)	$14,839
December 31, 2007	8,107	3,394	2,615	689	(796)	14,009

Capital expenditures
2008	$63	$34	$18	$5	$4	$124
2007	58	17	22	3	6	106

	GEOGRAPHIC SEGMENTS
Six Months Ended June 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2008	$5,540	$1,991	$1,937	$316	$(94)	$9,690
2007	5,743	1,729	1,576	279	(84)	9,243

Intersegment sales
2008	$95	$240	$139	$96	$(570)	$—
2007	91	264	84	103	(542)	—

Depreciation and amortization
2008	$172	$66	$50	$12	$10	$310
2007	174	55	38	10	15	292

Operating profit (loss)
2008	$145	$95	$252	$7	$(137)	$362
2007	339	89	179	3	(137)	473

Total assets
June 30, 2008	$8,414	$3,665	$2,950	$675	$(865)	$14,839
December 31, 2007	8,107	3,394	2,615	689	(796)	14,009

Capital expenditures
2008	$120	$57	$35	$11	$8	$231
2007	119	28	41	7	7	202

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

We monitor country-specific economic factors such as gross domestic product, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results. For the three and six months ended June 30, 2008, we have experienced significant macroeconomic challenges related to continued escalation in material and oil-related costs and lower demand in the United States. See Update: Forward Looking Perspective for revised estimates of our 2008 outlook and other forward looking statements.

RESULTS OF OPERATIONS

Our results reflect strong performance within our international operations. These results were more than offset by declines in North America, caused by the combination of material and oil-related cost increases coupled with lower U.S. demand.

Consolidated Net Sales

Consolidated net sales increased 4.6% for the June quarter and 4.8% year to date compared to the same periods in 2007. These increases are due mainly to increases in the average unit selling price, primarily due to favorable impacts of foreign currency. The number of units sold remained consistent on a quarterly and year to date basis as compared to the same periods in 2007. Excluding the impact of foreign currency, consolidated net sales decreased 1.3% for the quarter and 1.5% year to date compared to the same periods in 2007. We define the average unit selling price as the amount that results from dividing consolidated net sales by units sold.

The table below summarizes consolidated net sales by region:

	Three Months Ended June 30,			Six Months Ended June 30,
Millions of dollars	2008	2007	Change	2008	2007	Change
North America	$2,895	$3,018	(4.1)%	$5,540	$5,743	(3.5)%
Europe	1,051	900	16.8	1,991	1,729	15.2
Latin America	1,005	822	22.3	1,937	1,576	22.9
Asia	178	163	9.2	316	279	13.3
Other/eliminations	(53)	(49)	(8.2)	(94)	(84)	(11.9)

Consolidated	$5,076	$4,854	4.6%	$9,690	$9,243	4.8%

Significant regional trends were as follows:

•

North America net sales decreased 4.1% for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a 5.3% decrease in units sold. The decline in units sold is due to decreased industry demand resulting from a continued weak U.S. economy in 2008. Partially offsetting the decrease in units sold is a 1.3% increase in the average unit selling price primarily due to better product price/mix, new product introductions and product innovation in 2008 compared to 2007. For the six month period, net sales decreased 3.5% compared to the same period in 2007, primarily due to a 4.8%

decrease in units sold. Partially offsetting the decrease in units sold is a 1.3% increase in the average unit selling price due to the same factors affecting the three month comparison.

•

Europe net sales increased 16.8% for the three months ended June 30, 2008 compared to the same period in 2007. The increase in sales is primarily due to a higher average unit selling price in 2008, which increased 14.6% due primarily to the impact of favorable foreign currency as well as better product price/mix and higher volume. For the six month period, net sales increased 15.2% compared to the same period in 2007. Sales increases for the six month period were due primarily to a 14.8% higher average unit selling price resulting from favorable foreign currency and better product price/mix compared to 2007. Excluding the impact of foreign currency, Europe net sales increased 1.9% and 0.1% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

•

Latin America net sales increased 22.3% for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a 11.4% increase in units sold. The increase in volume is due to continued strong growth in the appliance industry, increased market share and strong economic conditions throughout the region. The favorable impact of foreign currency, new product introductions and product innovation also contributed to higher sales compared to 2007. For the six month period, net sales increased 22.9% as a result of an increase in volume of 10.5% and an increase in the average unit selling price of 11.2%, due to the same factors affecting the three month comparison. Contributing to higher sales in both the three and six month period, compared to 2007, is an increase in BEFIEX credits monetized in 2008 as a result of higher volume. During the three months ended June 30, 2008 and 2007, we monetized $47 million and $27 million of BEFIEX credits, respectively. During the six months ended June 30, 2008 and 2007, we monetized $88 million and $57 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of June 30, 2008, $875 million of export credits remain. Excluding the impact of foreign currency, Latin America net sales increased 6.8% and 7.2% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

•

Asia net sales increased 9.2% for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a 3.8% increase in the average unit selling price. Factors affecting a higher average unit selling price include the impact of favorable foreign currency, successful new product introductions and improved product price/mix. Also contributing to higher sales is a 5.4% increase in volume. For the six month period, net sales increased 13.3% compared to the same period in 2007, primarily due to a 7.6% increase in the average unit selling price due to the same factors affecting the three month comparison. Also contributing to higher sales is a 5.3% increase in volume. Excluding the impact of foreign currency, Asia net sales increased 7.9% and 8.3% from the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Gross Margin

The consolidated gross margin percentage for the three months and six months ended June 30, 2008 decreased as compared to the same periods in 2007 due primarily to higher material and oil-related costs. The decreases were partially offset by productivity improvements and product price/mix.

The table below summarizes percentages by region:

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Change	2008	2007	Change
North America	12.0%	13.2%	(1.2)pts	10.9%	13.1%	(2.2)pts
Europe	15.2	15.6	(0.4)	14.9	14.3	0.6
Latin America	21.3	20.8	0.5	21.4	20.6	0.8
Asia	18.6	16.2	2.4	18.1	16.3	1.8
Consolidated	14.8	15.1	(0.3)	14.1	14.7	(0.6)

Significant regional trends were as follows:

•

North America gross margin decreased for the three month period ended June 30, 2008 compared to 2007 primarily due to higher material and oil-related costs and lower industry demand. We expect gross margin to continue to be challenged by a continued slowing U.S. economy and a difficult cost environment. The decreases were partially offset by productivity improvements and improved product price/mix. For the six month period ended June 30, 2008, the decline in gross margin was primarily due to higher material and oil-related costs and lower industry demand. These decreases were partially offset by productivity improvements.

•

Europe gross margin decreased for the three month period ended June 30, 2008 due primarily to increased material and oil-related costs, which were partially offset by improvements in productivity and product price/mix. For the six months ended June 30, 2008, gross margin increased due to improvements in productivity and product price/mix, which were partially offset by increased material and oil-related costs.

•

Latin America gross margin increased for both the three and six month periods in 2008 compared to 2007 due primarily to productivity improvements, improvements in product price/mix and regional tax incentives associated primarily with BEFIEX, which combined to more than offset higher material and oil-related costs.

•

Asia gross margin increased for both the three and six month periods in 2008 as compared to 2007 due to improvements in product price/mix and productivity, which more than offset higher material and oil related costs.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2008	As a % of Sales	2007	As a % of Sales	2008	As a % of Sales	2007	As a % of Sales
Selling, general and administrative expenses
North America	$239	8.2%	$213	7.1%	$444	8.0%	$395	6.9%
Europe	110	10.5	89	9.9	201	10.1	159	9.2
Latin America	81	8.1	76	9.2	162	8.4	145	9.2
Asia	29	16.0	25	15.1	52	16.5	43	15.3
Corporate/Other	43	—	60	—	83	—	96	—

Consolidated	$502	9.9%	$463	9.5%	$942	9.7%	$838	9.1%

For the three and six months ended June 30, 2008, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased as compared to the prior year period, primarily due to higher brand investment and higher infrastructure costs.

Restructuring

Restructuring initiatives resulted in charges of $40 million for the three months ended June 30, 2008 and $48 million for the six months ended June 30, 2008, reflecting ongoing efforts to optimize our global operating platform. This amount has been identified as a separate component of operating profit and primarily relates to anticipated charges to shift refrigeration capacity within North America, reorganize certain portions of the salaried workforce in Europe, and restructure portions of our global operating platform. We expect to incur additional costs of up to $52 million during the last six months of 2008 related to restructuring initiatives. For additional information about restructuring, see Note 8 of the Notes to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) decreased $26 million and $28 million for the three and six month periods ended June 30, 2008 when compared to the same periods one year ago, primarily due to the impact of foreign currency and legal settlement costs.

Interest Expense

Interest expense was consistent for the three and six months ended June 30, 2008 when compared to the same periods one year ago as higher debt levels were offset by lower interest rates.

Income Taxes

The effective income tax rate for the three and six months ended June 30, 2008 was 1.5% and 2.1% compared to 14.5% and 18.9% for the three and six months ended June 30, 2007. The decrease from prior periods is primarily due to the impact of discrete items recorded as a result of an agreement with foreign tax authorities and strategic tax planning, a shift in earnings dispersion to our international locations and lower overall profitability. For additional information about income taxes, see Note 9 of the Notes to the Consolidated Condensed Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $117 million or $1.53 per diluted share, versus $161 million, or $2.00 per diluted share in the comparable prior period, respectively, due to the factors described above. Earnings from continuing operations for the six months ended June 30, 2008 were $211 million or $2.74 per diluted share, versus $285 million, or $3.55 per diluted share in the comparable prior period, respectively, due to the factors described above.

Net Earnings

Net earnings for the current quarter were $117 million or $1.53 per diluted share, versus $161 million, or $2.00 per diluted share in the comparable prior period, respectively due to the factors described above. Net earnings for the six months ended June 30, 2008 were $211 million or $2.74 per diluted share, versus $278 million, or $3.46 per diluted share in the comparable prior period, respectively, due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

Due to intensified macroeconomic challenges in North America and Europe, primarily related to higher than expected material and oil-related costs and decreased demand, we reduced our full year outlook for diluted earnings per share and free cash flow during the first quarter of 2008. While we continue to estimate that our earnings per diluted share will be in the range of $7.00 to $7.50 and our free cash flow will be in the range of $500 to $550 million for the year ended December 31, 2008, we are updating our outlook for demand within North America and materials and oil-related costs. We now expect demand to decline approximately 6% to 7% in the U.S., and material and oil-related costs to increase approximately $600 to $650 million in 2008. We have continued to pursue actions to mitigate the impact of these challenges including implementing previously announced cost-based price increases, accelerating productivity and cost control initiatives and continuing to invest in our brands to bring new innovative products to consumers around the world. We currently expect these additional actions to fully offset the additional demand decline expected in North America and the additional raw materials and oil-related costs noted above, and, as a result our outlook for earnings per share and free cash flow for 2008 remains unchanged from the outlook included in our Form 10-Q for the quarter ended March 31, 2008.

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

Millions of dollars
Cash provided by continuing operating activities	$1,000 - $ 1,025
Capital expenditures	(550) - (575)
Proceeds from sale of assets/businesses	50 - 100

Free cash flow	$500 - $ 550

Agreements with Trade Customers

We enter into agreements with our trade customers from time to time in the ordinary course of business. Most of our products are not sold through long-term agreements. Most trade customers have the ability to change volume among suppliers.

We regularly negotiate with major trade customers and manufacturers regarding supply arrangements for future periods beyond the current year. Sears is a major trade customer for both our OEM and Whirlpool branded products, which accounted for approximately 12%, 14% and 16% of our consolidated net sales for 2007, 2006 and 2005, respectively. The products and volumes we supply and the revenues we obtain may be significantly different in the future than those which currently exist and there is the potential for such sales to be less than 10% of our consolidated net sales for the full year 2008 and beyond. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such decline through increased sales to other parts of our distribution network. We are continuing our efforts to grow our distribution channels by strengthening our brands though innovation and execution of our brand-focused value creation strategy.

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. We finance working capital fluctuations primarily through the commercial paper markets in the U.S. and Europe, which are supported by committed bank lines, and we anticipate that access to these markets will continue to remain available. In addition, outside the U.S., short-term funding is also provided by bank borrowings on uncommitted lines. We have access to long-term funding in the U.S., Europe and other public bond markets. We are in compliance with the financial covenants for all periods presented. For a description of financing arrangements that had an effect on our liquidity, see Note 4 of the Notes to the Consolidated Condensed Financial Statements.

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During 2007, we repurchased 3.8 million shares at an aggregate purchase price of $368 million and during the three months ended March 31, 2008, we repurchased 1.1 million shares at an aggregate purchase price of $97 million under this program. At March 31, 2008, there were no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During the six months ended June 30, 2008, we repurchased 0.7 million shares at an aggregate purchase price of $54 million under this program. At June 30, 2008, there were $446 million remaining funds authorized under this program.

Sources and Uses of Cash

We expect to meet our cash needs for 2008 from cash flows from continuing operations, cash and equivalents and financing arrangements. Our cash and equivalents were $461 million at June 30, 2008, as compared to $343 million at June 30, 2007.

Cash Flows from Operating Activities of Continuing Operations

Cash provided by continuing operating activities in 2008 was $35 million, an increase of $41 million compared to the six months ended June 30, 2007. The increase in cash from continuing operations is due primarily to lower inventories as a result of better inventory management practices, a reduction in accounts receivable and lower spending associated with Maytag restructuring activities as compared to the prior six month period. These increases in cash from continuing operations were partially offset by lower earnings in the six months ended June 30, 2008, primarily from our North American segment, additional uses of cash associated with the payment of accounts payable, and an increase in cash used for the payment of taxes and employee compensation.

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities from continuing operations was an outflow of $217 million in 2008 compared to an outflow of $82 million for the same period last year. The increase in cash used in investing activities was primarily due to the prior year receipt of proceeds from the sale of certain Maytag discontinued businesses of $100 million and higher capital spending in 2008.

Cash Flows from Financing Activities of Continuing Operations

Cash provided by financing activities from continuing operations was $421 million in the six months ended June 30, 2008 compared to $148 million for the comparable period in the prior year. Net proceeds of short-term borrowings were $255 million for the six months ended June 30, 2008 compared to $261 million for the comparable period in the prior year. The current year period also reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013 and the repayment of $125 million of 9.1% debentures. During 2008, we repurchased stock totaling $151 million, paid dividends to common stockholders totaling $65 million and received proceeds from the issuance of common stock related to option exercises of $7 million. During 2007, we repurchased stock totaling $101 million, paid dividends to common stockholders totaling $68 million and received proceeds from the issuance of common stock related to option exercises of $51 million.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 5 to the Consolidated Condensed Financial Statements contained in Part 1, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than changes to the risk factor disclosed below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

The loss of or substantial decline in sales to any of our key trade customers, which include Sears, Lowe’s, Home Depot, Casas Bahia, Best Buy, Ikea, major buying groups, and builders, could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers’ ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their requirements, our volume growth and financial results could be negatively affected. We have been a major supplier of home appliances to Sears for many years. In 2007, 2006, and 2005, approximately 12%, 14%, and 16%, respectively, of our consolidated net sales were attributable to sales to Sears of OEM and Whirlpool brand products. The loss of, or substantial decline in volume of, sales to Sears, Lowe’s, Home Depot, Casas Bahia, Best Buy, Ikea, major buying groups or builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, if these trade customers lose market share, this loss could negatively impact our financial performance.

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During the six months ended June 30, 2008, we repurchased 0.7 million shares at an aggregate purchase price of $54 million under this program. At June 30, 2008, there were $446 million remaining funds authorized under this program.

The following table summarizes repurchases of Whirlpool’s common stock in the quarter ended June 30, 2008:

Fiscal period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2008 through April 30, 2008	—	$—	—	$500
May 1, 2008 through May 31, 2008	655,500	73.86	655,500	452
June 1, 2008 through June 30, 2008	82,200	73.09	82,200	446

Total	737,700	73.78	737,700

During the March 2008 quarter, we purchased approximately 1.1 million shares of Whirlpool common stock under a $500 million share repurchase program authorized by our Board of Directors on June 15, 2004. At March 31, 2008, there were no remaining funds authorized under this program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 15, 2008. At the meeting, the following items were voted on by shareholders:

a.	Messrs. Herman Cain, Jeff M. Fettig, Miles L. Marsh and Paul G. Stern were each elected by the shareholders to a term to expire in 2011.

Nominee	For	Against	Abstain
Herman Cain	66,079,865	560,204	658,068
Jeff M. Fettig	65,870,012	753,224	674,900
Miles L. Marsh	65,778,566	860,332	659,237
Paul G. Stern	64,877,851	1,762,660	657,625

Messrs. Michael F. Johnston, William T. Kerr, Michael D. White, Gary T. DiCamillo, Arnold G. Lango, and Michael A. Todman and Ms. Janice D. Stoney and Ms. Kathleen J. Hempel each have terms of office as directors that continued after the 2008 Annual Meeting.

b.	The stockholder proposal to elect directors on an annual basis was approved.

For	Against	Abstain	Broker Non-Votes
51,450,115	8,181,766	621,132	7,045,124

c.	The stockholder proposal to eliminate supermajority stockholder vote requirements was approved.

For	Against	Abstain	Broker Non-Votes
47,483,013	12,097,035	672,964	7,045,125

Item 5. Other Information

None

Item 6. Exhibits

a.	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 23, 2008