Form 10-Q
period 2008-09-30
WHIRLPOOL CORP /DE/
filed 2008-10-28
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 27, 2008
Common stock, par value $1 per share	73,502,666

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three and Nine Months Ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30

(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net sales	$4,902	$4,840	$14,592	$14,083

Expenses
Cost of products sold	4,217	4,148	12,541	12,030
Selling, general and administrative (exclusive of intangible amortization)	477	414	1,419	1,252
Intangible amortization	7	7	21	24
Restructuring costs	24	13	72	46

Operating profit	177	258	539	731

Other income (expense)
Interest and sundry income (expense)	(3)	(17)	(34)	(20)
Interest expense	(52)	(52)	(150)	(151)
Gain on sale of investment	—	7	—	7

Earnings from continuing operations before income taxes and other items	122	196	355	567

Income tax (benefit) expense	(46)	8	(41)	78

Earnings from continuing operations before equity earnings and minority interests	168	188	396	489

Equity in income (loss) of affiliated companies	—	(6)	—	(10)
Minority interests	(5)	(7)	(22)	(19)

Earnings from continuing operations	163	175	374	460

Loss from discontinued operations, net of tax of $0 and $3 for the period ended September 30, 2008 and 2007, respectively	—	—	—	(7)

Net earnings available to common stockholders	$163	$175	$374	$453

Per share of common stock
Basic earnings from continuing operations	$2.18	$2.24	$4.96	$5.83
Discontinued operations, net of tax	—	—	—	(0.09)

Basic net earnings	$2.18	$2.24	$4.96	$5.74

Diluted earnings from continuing operations	$2.15	$2.20	$4.89	$5.72
Discontinued operations, net of tax	—	—	—	(0.09)

Diluted net earnings	$2.15	$2.20	$4.89	$5.63

Dividends	$0.43	$0.43	$1.29	$1.29

Weighted-average shares outstanding (in millions)
Basic	74.6	78.3	75.4	78.9
Diluted	75.5	79.8	76.4	80.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except per share data)

	(Unaudited)
	September 30, 2008	December 31, 2007
Assets

Current assets
Cash and equivalents	$425	$201
Accounts receivable, net of allowance for uncollectible accounts of $79 and $83 at September 30, 2008 and December 31, 2007, respectively	2,603	2,604
Inventories	3,053	2,665
Deferred income taxes	340	324
Other current assets	746	761

Total current assets	7,167	6,555

Other assets
Goodwill, net	1,743	1,760
Other intangibles, net of accumulated amortization of $90 and $64 at September 30, 2008 and December 31, 2007, respectively	1,838	1,854
Other assets	633	628

Total other assets	4,214	4,242

Property, plant and equipment
Land	76	84
Buildings	1,224	1,226
Machinery and equipment	7,884	7,861
Accumulated depreciation	(6,095)	(5,959)

Total property, plant and equipment	3,089	3,212

Total assets	$14,470	$14,009

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,282	$3,260
Accrued expenses	588	633
Accrued advertising and promotions	427	497
Employee compensation	419	444
Notes payable	853	298
Current maturities of long-term debt	203	127
Other current liabilities	629	634

Total current liabilities	6,401	5,893

Noncurrent liabilities
Long-term debt	1,964	1,668
Postretirement benefits	832	1,061
Pension benefits	607	725
Other liabilities	605	682

Total noncurrent liabilities	4,008	4,136

Commitments and contingencies

Minority interests	89	69

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 104 million and 103 million shares issued at September 30, 2008 and December 31, 2007, respectively, 73 million and 76 million shares outstanding at September 30, 2008 and December 31, 2007, respectively	104	103
Additional paid-in capital	2,029	1,993
Retained earnings	3,979	3,703
Accumulated other comprehensive loss	(275)	(270)
Treasury stock, 31 million shares and 27 million shares at September 30, 2008 and December 31, 2007, respectively	(1,865)	(1,618)

Total stockholders’ equity	3,972	3,911

Total liabilities and stockholders’ equity	$14,470	$14,009

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30

(Millions of dollars)

	2008	2007
Operating activities of continuing operations
Net earnings	$374	$453
Loss from discontinued operations	—	7

Earnings from continuing operations	374	460
Adjustments to reconcile earnings from continuing operations to cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	467	435
Gain on disposition of assets	(16)	(46)
Gain on sale of investment	—	(7)
Equity in losses of affiliated companies, less dividends received	—	10
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(67)	(14)
Inventories	(459)	(491)
Accounts payable	68	114
Restructuring charges, net of cash paid	—	(68)
Taxes deferred and payable, net	(116)	19
Accrued pension	(96)	(45)
Employee compensation	1	(22)
Other	(162)	(217)

Cash (used in) provided by continuing operating activities	(6)	128

Investing activities of continuing operations
Capital expenditures	(378)	(310)
Proceeds from sale of assets	35	99
Proceeds from sale of Maytag adjacent businesses	—	100

Cash used in investing activities of continuing operations	(343)	(111)

Financing activities of continuing operations
Net proceeds from short-term borrowings	561	242
Proceeds from borrowings of long-term debt	502	4
Purchase of treasury stock	(247)	(251)
Repayments of long-term debt	(131)	(9)
Dividends paid	(98)	(101)
Common stock issued	21	63
Other	(1)	1

Cash provided by (used in) financing activities of continuing operations	607	(51)

Cash provided by discontinued operations - operating activities	—	6

Effect of exchange rate changes on cash and equivalents	(34)	24

Increase in cash and equivalents	224	(4)
Cash and equivalents at beginning of period	201	262

Cash and equivalents at end of period	$425	$258

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. For additional information regarding SFAS 157, see Note 6.

(2) INVENTORIES

Millions of Dollars	September 30, 2008	December 31, 2007
Finished products	$2,456	$2,232
Raw materials and work in process	741	577

	3,197	2,809
Less excess of FIFO cost over LIFO cost	(144)	(144)

Total Inventories	$3,053	$2,665

The increase in inventories, when compared to December 31, 2007, is driven by our seasonal inventory build and higher material costs.

(3) GOODWILL

The following table summarizes the net carrying amount of goodwill:

Reporting unit - Millions of dollars	September 30, 2008	December 31, 2007
North America	$1,738	$1,755
Embraco	5	5

Total	$1,743	$1,760

During the nine months ended September 30, 2008, we reduced the value of goodwill by a net $17 million related to adjustments to certain Maytag exit, relocation and employee termination reserves and pre-acquisition uncertain tax positions. See Notes 8 and 9 for additional information about restructuring charges and income taxes.

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

We are in compliance with debt covenant requirements at September 30, 2008.

Notes Payable

Notes payable consist of the following:

Millions of dollars	September 30, 2008	December 31, 2007
Payable to banks	$143	$164

Commercial paper	710	134

Total notes payable	$853	$298

Notes payable consist of short term borrowings payable to banks and commercial paper used to fund working capital requirements. The increase in notes payable is due to higher working capital requirements and overall lower operating profit.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At September 30, 2008 and December 31, 2007, the guaranteed amounts totaled $257 million and $331 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion and $1.5 billion at September 30, 2008 and December 31, 2007, respectively. Our total outstanding bank indebtedness under guarantees totaled $94 million and $115 million at September 30, 2008 and December 31, 2007, respectively.

As of May 16, 2008, we guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The fair value of the guarantee is nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default. For additional information about Harbor Shores see our 2008 Proxy Statement for the annual meeting of shareholders filed with the Securities and Exchange Commission on March 3, 2008.

Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves:

Millions of dollars	2008
Balance at January 1	$226
Warranties issued during the period	296
Settlements made during the period	(321)
Other changes	(5)

Balance at September 30	$196

Current portion	$145
Non-current portion	51

Total	$196

Legal Contingencies

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, we recognized tax credits in an aggregate amount of $33 million in 2003 and 2004. No credits were recognized from January 1, 2005 through September 30, 2008. The Brazilian tax authority has challenged the recording of IPI tax credits. The Brazilian Supreme Court, which rules on a case by case basis, ruled adversely against another taxpayer in an IPI tax credit case, but the decision is not yet final. Our case is being defended at an administrative level. Our potential exposure ranges from zero to $76 million comprised of $33 million in taxes, $22 million in interest and $21 million in penalties. It is not possible to determine the outcome of these legal proceedings with certainty and as such, we have not accrued a liability for this exposure at September 30, 2008.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. A ruling is expected in 2008 to determine the factors to be used in calculating recovery. The collection action remains pending. We have accrued for our estimated exposure for this litigation.

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

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million, which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. As of September 30, 2008, we have revised this estimate to $102 million due to an anticipated increase in the response rate. The incremental increase of $20 million was charged to cost of products sold in our Consolidated Condensed Statements of Income during the nine-month period ended September 30, 2008. Of this $102 million accrual, we have approximately $10 million remaining at September 30, 2008.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach - prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach - amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach - techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Available for sale investments	$23	$23	$—	(a	)
Net derivative contracts	(52)	—	(52)	(a	)

There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

(7) STOCKHOLDERS’ EQUITY

Share Repurchase Program

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

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During the nine months ended September 30, 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. At September 30, 2008, there were $350 million remaining funds authorized under this program.

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits (post adoption of SFAS 158) and (5) changes in fair value of our available for sale securities. The following table summarizes our comprehensive income for the three months and nine months ended September 30, 2008 and September 30, 2007:

	Three months ended September 30		Nine months ended September 30
Millions of dollars	2008	2007	2008	2007
Net earnings as reported	$163	$175	$374	$453
Currency translation adjustments – net	(354)	122	(124)	245
Cash flow hedges – net	(91)	(9)	(21)	(48)
SFAS 158 adjustments	150	84	153	99
Available for sale securities	(1)	—	(13)	—

Comprehensive (loss) income	$(133)	$372	$369	$749

Net Earnings per Share

Basic and diluted net earnings per share from continuing operations were calculated as follows:

	Three months ended September 30		Nine months ended September 30
Millions of dollars and shares	2008	2007	2008	2007
Numerator for basic and diluted earnings per share - earnings from continuing operations	$163	$175	$374	$460

Denominator for basic earnings per share - weighted-average shares	74.6	78.3	75.4	78.9
Effect of dilutive securities - stock-based compensation	0.9	1.5	1.0	1.5

Denominator for diluted earnings per share - adjusted weighted-average shares	75.5	79.8	76.4	80.4

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three and nine months ended September 30, 2008, approximately 2,669,218 and 2,669,718 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the three and nine months ended September 30, 2007, there were 1,200 stock options excluded from the calculation of diluted earnings per share as their exercise prices rendered them anti-dilutive.

Preferred Stock Purchase Rights

Rights to repurchase preferred stock under the Rights Agreement dated April 12, 1998 expired on May 22, 2008 pursuant to the terms of the Rights Agreement.

(8) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms, technology resources and supplier infrastructure to support our global brands and customers.

We incurred restructuring charges of $24 million and $13 million during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and September 30, 2007, we incurred restructuring charges of $72 million and $46 million, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges related to shift refrigeration capacity within North America and laundry capacity to North America, the reorganization of certain portions of the salaried workforce in Europe, and the restructuring of portions of our global operating platform. For additional information about restructuring charges by business segment, see Note 11.

Maytag integration restructuring accruals resulted from the closing of the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices. The costs were recorded in other current liabilities on our Consolidated Condensed Balance Sheets with a corresponding initial amount recorded to goodwill. As of March 31, 2008, we revised our estimate and reduced certain Maytag exit, relocation and employee termination accruals which resulted in a corresponding decrease to goodwill. No additional revisions were made for the nine months ended September 30, 2008. A summary of the changes to our restructuring liability balance for the nine months ended September 30, 2008 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	September 30, Balance
Termination costs	$56	$61	$(53)	$—	$(11)	$(1)	$52
Non-employee exit costs	44	11	(13)	(6)	(1)	—	35

Total	$100	$72	$(66)	$(6)	$(12)	$(1)	$87

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide from the fourth quarter of 2008 through the end of 2009. We expect to incur approximately $118 million in employee termination costs, $19 million in asset impairment costs and $1 million in other associated costs for a total of $138 million that will be incurred as a result of this workforce reduction. Approximately $70 million of these costs are expected to be recognized in the fourth quarter of 2008. Of the $138 million in total charges, approximately $115 million of these costs will result in future cash expenditures.

Our prior 2008 restructuring initiatives, together with the workforce reduction plan discussed above, will reduce our overall workforce by approximately 5,000 employees and contractors worldwide over the course of 2008 and 2009.

We expect to incur approximately $97 million in total restructuring costs during the fourth quarter of 2008.

(9) INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2008 was (37.8) % and (11.6) % compared to 4.2% and 13.8% for the three and nine months ended September 30, 2007. The decrease from prior periods is primarily due to a decline in expected 2008 profitability in the U.S. during the quarter ended September 30, 2008, the impact of a shift in earnings dispersion to our international locations and discrete items primarily associated with strategic tax planning and an agreement with foreign tax authorities.

During the nine months ended September 30, 2008 we recognized a net income tax benefit of $19 million as a result of an agreement with foreign tax authorities. Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $35 million associated with certain tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of energy efficient provisions that will ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We have historically, and will continue to, invest over 2% of our annual sales in research and development to provide innovative and energy efficient products that meet these standards for our customers. As a result, during the fourth quarter of 2008 and in future periods through 2010 we expect to record a tax credit benefit under the provisions of the Act related to the production of qualifying appliances. Including the Energy Credit, we anticipate total general business tax credits recorded during 2008 will reduce our effective tax rate by approximately 27%.

(10) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Service costs	$3.4	$6.1	$1.7	$1.8	$5.3	$4.7
Interest cost	52.7	53.7	5.5	5.0	15.8	18.0
Expected return on plan assets	(60.0)	(62.8)	(2.6)	(2.6)	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service (credit) cost	(0.1)	1.2	0.1	0.1	(7.2)	(4.1)
Amortization of net loss	3.0	3.9	0.4	0.5	0.2	0.2
Settlement and curtailment loss	—	—	(6.0)	—	0.1	—

Net periodic cost	$(1.0)	$2.1	$(0.9)	$4.8	$14.2	$18.8

	Nine months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Service costs	$10.2	$19.3	$5.4	$5.2	$16.2	$17.1
Interest cost	158.1	161.1	17.1	14.6	50.6	55.5
Expected return on plan assets	(179.9)	(192.1)	(8.0)	(7.4)	—	—
Amortization of transition obligation	—	—	(0.1)	—	0.1	—
Amortization of prior service (credit) cost	(0.3)	3.9	0.4	0.3	(15.4)	(8.6)
Amortization of net loss	9.2	12.1	1.3	1.5	1.0	3.8
Settlement and curtailment loss	2.3	13.6	(6.0)	—	0.1	—

Net periodic cost	$(0.4)	$17.9	$10.1	$14.2	$52.6	$67.8

On August 1, 2008, certain retiree medical benefits for the retirees and remaining active participants associated with our Newton, Iowa manufacturing facility were amended (Newton Amendment), effective January 1, 2009, to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. The result of this amendment was a reduction in the postretirement benefit obligation of $229 million with a corresponding increase to other comprehensive income, net of tax, within equity of our Consolidated Condensed Balance Sheet at September 30, 2008.

In conjunction with the Newton Amendment, we initiated legal proceedings with certain retirees and the United Automobile, Aerospace, and Agricultural Implement Workers of America to seek a declaratory judgment that Whirlpool has the right to change retiree medical benefits after July 31, 2008, the expiration date of the collective bargaining agreement. In response, a similar group of retirees has initiated legal proceedings against Whirlpool asserting the above benefits are vested. We believe the outcome of the legal proceedings against Whirlpool will not have a material adverse effect on our consolidated financial statements.

For the nine months ended September 30, 2008, we contributed $72.5 million to our qualified U.S. pension plans. We expect to contribute $12.5 million to qualified U.S. pension plans during the remainder of 2008.

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

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the three months ended September 30, 2008, the operating segments recorded total restructuring costs (See Note 8) as follows: North America - $10 million, Europe - $13 million, Latin America - $1 million, for a total of $24 million. For the three months ended September 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $3 million, Europe - $8 million, and Latin America - $2 million, for a total of $13 million. For the nine months ended September 30, 2008, the operating segments recorded total restructuring costs as follows: North America - $44 million, Europe - $22 million, Latin America - $4 million, and Asia - $2 million, for a total of $72 million. For the nine months ended September 30, 2007, the operating segments recorded total restructuring charges as follows: North America - $10 million, Europe - $18 million, and Latin America - $18 million, for a total of $46 million.

	GEOGRAPHIC SEGMENTS
Three Months Ended September 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2008	$2,741	$1,087	$989	$137	$(52)	$4,902
2007	2,947	998	813	123	(41)	4,840

Intersegment sales
2008	$53	$96	$80	$65	$(294)	$—
2007	42	122	42	68	(274)	—

Depreciation and amortization
2008	$77	$35	$26	$5	$14	$157
2007	86	29	23	6	—	144

Operating profit (loss)
2008	$74	$52	$116	$—	$(65)	$177
2007	132	84	103	(5)	(56)	258

Total assets
September 30, 2008	$8,346	$3,444	$2,634	$685	$(639)	$14,470
December 31, 2007	8,107	3,394	2,615	689	(796)	14,009

Capital expenditures
2008	$62	$40	$31	$3	$11	$147
2007	56	20	27	5	—	108

	GEOGRAPHIC SEGMENTS
Nine Months Ended September 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2008	$8,282	$3,077	$2,927	$453	$(147)	$14,592
2007	8,690	2,727	2,389	402	(125)	14,083

Intersegment sales
2008	$148	$336	$219	$161	$(864)	$—
2007	133	386	125	171	(815)	—

Depreciation and amortization
2008	$249	$101	$76	$17	$24	$467
2007	260	84	61	16	14	435

Operating profit (loss)
2008	$219	$147	$368	$7	$(202)	$539
2007	471	173	282	(3)	(192)	731

Total assets
September 30, 2008	$8,346	$3,444	$2,634	$685	$(639)	$14,470
December 31, 2007	8,107	3,394	2,615	689	(796)	14,009

Capital expenditures
2008	$182	$97	$66	$14	$19	$378
2007	175	48	68	12	7	310

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

We continue to experience significant macroeconomic challenges including the recent instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products. The results of these challenges include continued higher material and oil-related costs, liquidity strain on our suppliers, decreased consumer confidence and reduced consumer discretionary spending. We expect these conditions to continue in the foreseeable future. See Update: Forward Looking Perspective for revised estimates of our 2008 outlook and other forward looking statements.

RESULTS OF OPERATIONS

Our results reflect strong performance within our Latin America operations. These results were more than offset by declines in gross margin and operating profit in North America and Europe, caused by the combination of material and oil-related cost increases and lower demand.

Consolidated Net Sales

Consolidated net sales increased 1.3% for the September quarter and 3.6% year to date compared to the same periods in 2007. These increases are due mainly to increases in the average unit selling price, primarily due to favorable impacts of foreign currency, partially offset by lower units sold. Excluding the impact of foreign currency, consolidated net sales decreased 2.3% for the quarter and 2.0% year to date compared to the same periods in 2007. We define the average unit selling price as the amount that results from dividing consolidated net sales by units sold.

The table below summarizes consolidated net sales by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2008	2007	Change	2008	2007	Change
North America	$2,741	$2,947	(7.0)%	$8,282	$8,690	(4.7)%
Europe	1,087	998	8.9	3,077	2,727	12.9
Latin America	989	813	21.7	2,927	2,389	22.5
Asia	137	123	11.3	453	402	12.7
Other/eliminations	(52)	(41)	(26.8)	(147)	(125)	(17.6)

Consolidated	$4,902	$4,840	1.3%	$14,592	$14,083	3.6%

Significant regional trends were as follows:

•

North America net sales decreased 7.0% for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to a 10.9% decrease in units sold. The decline in units sold is primarily due to decreased industry demand resulting from a continued weak U.S. economy in 2008. Partially offsetting the decrease in units sold is a 4.4% increase in the average unit selling price primarily due to better product price/mix, new product introductions and product innovation in 2008 compared to 2007. For the nine month period, net sales decreased 4.7% compared to the same period in 2007, primarily due to a 6.9% decrease in units sold. Partially offsetting the decrease in units sold is a 2.3% increase in the average unit selling price due to the same factors affecting the three month comparison.

•

Europe net sales increased 8.9% for the three months ended September 30, 2008 compared to the same period in 2007. The increase in sales is primarily due to a higher average unit selling price in 2008, which increased 11.0% due primarily to the impact of favorable foreign currency as well as better product price/mix, partially offset by a lower number of units sold due to decreased demand in Europe. For the nine month period, net sales increased 12.9% compared to the same period in 2007. Sales increases for the nine month period were due primarily to a 13.4% higher average unit selling price resulting from favorable foreign currency and better product price/mix compared to 2007. Excluding the impact of foreign currency, Europe net sales decreased 0.4% and 1.6% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

•

Latin America net sales increased 21.7% for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to a 6.8% increase in average unit selling price and a 14.0% increase in units sold. The increase in sales due to a higher average unit selling price is the result of the favorable impact of foreign currency, new product introductions and product innovation and improved product price/mix. The increase in volume is due to continued strong growth in the appliance industry, increased market share and favorable economic conditions throughout the region. For the nine month period, net sales increased 22.5% as a result of an increase in volume of 11.6% and an increase in the average unit selling price of 9.7%, due primarily to the impact of foreign currency and the other factors affecting the three month comparison. Contributing to higher sales in both the three and nine month period, compared to 2007, is an increase in BEFIEX credits monetized in 2008 as a result of higher volume. During the three months ended September 30, 2008 and 2007, we monetized $43 million and $25 million of BEFIEX credits, respectively. During the nine months ended September 30, 2008 and 2007, we monetized $131 million and $82 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of September 30, 2008, $790 million of BEFIEX credits remain. Excluding the impact of foreign currency, Latin America net sales increased 11.2% and 8.5% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

•

Asia net sales increased 11.3% for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to a 13.1% increase in units sold as a result of strong growth in China and continued strong growth in India. For the nine month period, net sales increased 12.7% compared to the same period in 2007, primarily due to a 7.6% increase in units sold. The increase in volume for the nine month period is due to continued strong growth in the appliance industry, increased market share and favorable economic conditions throughout the region during the first nine months of the year. Also contributing to higher sales is a 4.7% increase in the average unit selling price. Factors affecting a higher average unit selling price include the impact of favorable foreign currency, successful new product introductions and improved product price/mix. Excluding the impact of foreign currency, Asia net sales increased 16.2% and 10.7% from the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Gross Margin

The consolidated gross margin percentage for the three months and nine months ended September 30, 2008 decreased as compared to the same periods in 2007 due primarily to higher material and oil-related costs. The decreases were partially offset by productivity improvements and improved product price/mix.

The table below summarizes percentages by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
North America	10.9%	11.5%	(0.6)pts	10.9%	12.5%	(1.6)pts
Europe	15.5	18.5	(3.0)	15.1	15.9	(0.8)
Latin America	19.7	19.2	0.5	20.8	20.1	0.7
Asia	18.0	13.5	4.5	18.1	15.4	2.7
Consolidated	14.0	14.3	(0.3)	14.1	14.6	(0.5)

Significant regional trends were as follows:

•

North America gross margin decreased for the three month period ended September 30, 2008 compared to 2007 primarily due to higher material and oil-related costs and lower industry demand. We expect gross margin to continue to be challenged by a continued slowing U.S. economy and a difficult cost environment in the foreseeable future. These decreases were partially offset by productivity improvements and improved product price/mix. For the nine month period ended September 30, 2008, the decline in gross margin was primarily due to higher material and oil-related costs and lower industry demand. These decreases were partially offset by productivity improvements and better product price/mix.

•

Europe gross margin decreased for both the three and nine month periods in 2008 as compared to 2007 due primarily to lower productivity, industry demand and higher material and oil-related costs, which were partially offset by improved product price/mix. Contributing to lower gross margin in both the three and nine month period compared to 2007 were gains from asset sales of $9 million compared with $32 million recognized in 2007. Lower gains in 2008 associated with asset sales were partially offset by higher gains of $5 million from insurance proceeds that are not in the comparable period in 2007.

•

Latin America gross margin increased for both the three and nine month periods in 2008 compared to 2007 due primarily to productivity improvements, improvements in product price/mix and regional tax incentives associated primarily with BEFIEX, which combined to more than offset higher material and oil-related costs.

•

Asia gross margin increased for both the three and nine month periods in 2008 as compared to 2007 due to improvements in product price/mix and productivity, which more than offset higher material and oil related costs.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2008	As a % of Sales	2007	As a % of Sales	2008	As a % of Sales	2007	As a % of Sales
Selling, general and administrative expenses
North America	$218	8.0%	$198	6.7%	$662	8.0%	$593	6.8%
Europe	116	10.7	101	10.1	318	10.3	260	9.5
Latin America	78	7.9	53	6.5	241	8.2	198	8.3
Asia	24	17.5	22	17.9	75	16.6	65	16.2
Corporate/Other	41	—	40	—	123	—	136	—

Consolidated	$477	9.7%	$414	8.6%	$1,419	9.7%	$1,252	8.9%

For the three and nine months ended September 30, 2008, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased as compared to the prior year period, primarily due to higher brand investment and higher infrastructure costs. Additionally, this increase was impacted by a $12 million operating tax credit recorded by our Latin America region during the third quarter of 2007.

Restructuring

Restructuring initiatives resulted in charges of $24 million for the three months ended September 30, 2008 and $72 million for the nine months ended September 30, 2008, reflecting ongoing efforts to optimize our global operating platform. This amount has been identified as a separate component of operating profit and primarily relates to anticipated charges to shift refrigeration capacity within North America and Laundry capacity to North America, reorganize certain portions of the salaried workforce in Europe, and restructure portions of our global operating platform.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide between the fourth quarter of 2008 and the third quarter of 2009. For additional information about restructuring activities see Note 8 to the Condensed Consolidated Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry expense decreased $14 million for the three months ended September 30, 2008 when compared to the same period one year ago primarily due to higher interest income. The $14 million increase in net expense for the nine months ended September 30, 2008 when compared to the same prior year period is primarily due to the impact of foreign currency and legal settlement costs, which were partially offset by the same factors affecting the three month comparison.

Interest Expense

Interest expense was consistent for the three and nine months ended September 30, 2008 when compared to the same periods one year ago as higher debt levels were offset by lower interest rates.

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2008 was (37.8) % and (11.6) % compared to 4.2% and 13.8% for the three and nine months ended September 30, 2007. The decrease from prior periods is primarily due to a decline in the expected 2008 profitability in the U.S. during the quarter ended September 30, 2008, the impact of a shift in earnings dispersion to our international locations and the impact of discrete items primarily associated with strategic tax planning and an agreement with foreign tax authorities. The decrease in the effective tax rate for the three months ended September 30, 2008 resulted in an increase in earnings per share of $.68 as compared to the prior year. For additional information about Income Taxes see Note 9 to the Condensed Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations for the current quarter were $163 million or $2.15 per diluted share, versus $175 million, or $2.20 per diluted share in the comparable prior period, respectively, due to the factors described above. Earnings from continuing operations for the nine months ended September 30, 2008 were $374 million or $4.89 per diluted share, versus $460 million, or $5.72 per diluted share in the comparable prior period, respectively, due to the factors described above.

Net Earnings

Net earnings for the current quarter were $163 million or $2.15 per diluted share, versus $175 million, or $2.20 per diluted share in the comparable prior period, respectively due to the factors described above. Net earnings for the nine months ended September 30, 2008 were $374 million or $4.89 per diluted share, versus $453 million, or $5.63 per diluted share in the comparable prior period, respectively, due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

We have continued to experience intensified macroeconomic challenges in North America and are now experiencing similar macroeconomic challenges in the European market. These conditions are primarily related to higher than expected material and oil-related costs and decreased demand. As a result, we are reducing our full year outlook for diluted earnings per share and free cash flow for 2008. We estimate that our earnings per diluted share will be in the range of $5.75 to $6.00 and our free cash flow will be in the range of $0 to $50 million for the year ended December 31, 2008. We are also updating our outlook for demand within North America and Europe which we expect to decline 10% and 3 to 4% respectively for 2008, as compared to 2007. We expect these conditions to continue in the foreseeable future. We have continued to pursue actions to mitigate the impact of these challenges including implementing previously announced cost-based price increases, accelerating productivity and implementing cost control initiatives including certain restructuring initiatives discussed in Item 5 Other Information in this Form 10-Q. We continue to invest in our brands to bring new innovative products to consumers around the world.

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

Millions of dollars
Cash provided by continuing operating activities		$500 - $ 525
Capital expenditures		(535) - (550)
Proceeds from sale of assets/businesses		35 - 75

Free cash flow	$	— - $ 50

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

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and consists of increased production in the first half of the year to meet increased demand in the summer months. We finance working capital fluctuations primarily through the commercial paper markets in the U.S. and Europe.

The funding markets have been volatile in the recent quarter and we have experienced negative global economic trends. Despite this volatility and disruption, we have continued to have access to the commercial paper market. In the event that global volatility and challenging economic trends prevent us from accessing the commercial paper market, we continue to have available a $2.2 billion undrawn committed bank line of credit, provided by a syndicate of highly-rated banks. This facility matures in December 2010. Outside the U.S., short-term funding is provided by bank borrowings on uncommitted lines of credit. We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements. We are in compliance with the financial covenants of debt agreements with lenders for all periods presented. For a description of financing arrangements that had an effect on our liquidity, see Note 4 of the Notes to the Consolidated Condensed Financial Statements.

Defined Benefit Plans

On August 1, 2008, we amended certain retiree medical benefits associated with our Newton, Iowa manufacturing facility to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan, resulting in a reduction in the postretirement benefit obligation $229 million with a corresponding increase to other comprehensive income, net of tax, within equity of our Consolidated Condensed Balance Sheet at September 30, 2008. For additional information, see Note 10 of the Notes to the Consolidated Condensed Financial Statements.

Share Repurchase Program

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

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During the nine months ended September 30, 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. At September 30, 2008, there were $350 million remaining funds authorized under this program. Given the challenging macroeconomic conditions and volatility in the funding markets we have suspended our share repurchase program.

Sources and Uses of Cash

We expect to meet our cash needs for 2008 from cash flows from continuing operations, cash and equivalents and financing arrangements. Our cash and equivalents were $425 million at September 30, 2008, as compared to $258 million at September 30, 2007.

Cash Flows from Operating Activities of Continuing Operations

Cash used in continuing operating activities in 2008 was $6 million, a decrease of $134 million compared to the nine months ended September 30, 2007. Cash used in continuing operations reflects lower earnings primarily from our North America and Europe segments as compared to 2007. Cash used in continuing operations also reflects an increase in accounts receivable due primarily to higher vendor payment terms, higher pension contributions, and lower accounts payable. The above decreases in cash flows were partially offset by lower restructuring spending.

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities from continuing operations was an outflow of $343 million in 2008 compared to an outflow of $111 million for the same period last year. The increase in cash used in investing activities was primarily due to the prior year receipt of proceeds from the sale of certain Maytag discontinued businesses of $100 million, higher capital spending, and lower proceeds from the sale of assets in 2008.

Cash Flows from Financing Activities of Continuing Operations

Cash provided by financing activities from continuing operations was $607 million in the nine months ended September 30, 2008 compared to an outflow of $51 million for the comparable period in the prior year. Net proceeds of short-term borrowings were $561 million for the nine months ended September 30, 2008 compared to $242 million for the comparable period in the prior year. The current year period also reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013 and the repayment of $125 million of 9.1% debentures. During 2008, we repurchased stock totaling $247 million, paid dividends to common stockholders totaling $98 million and received proceeds from the issuance of common stock related to option exercises of $21 million. During 2007, we repurchased stock totaling $251 million, paid dividends to common stockholders totaling $101 million and received proceeds from the issuance of common stock related to option exercises of $63 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than changes to the risk factor disclosed below, and changes to this risk factor set forth in Part II Item IA in our Quarterly Report on Form 10-Q for the quarter in period ended June 30, 2008. The risk factors disclosed in our Annual Report on Form 10-K, as amended by our Quarterly Report on Form 10-Q for the second quarter of fiscal 2008, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Changes in economic conditions could adversely affect our business. A number of economic factors, including, but not limited to, gross domestic product, consumer interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing, and foreign currency exchange rates, generally affect demand for our products. Recessionary economic cycles, higher unemployment rates, higher fuel and other energy costs, and higher tax rates adversely affect demand. A decline in economic activity and conditions in the United States and any other markets in which we operate, which have recently deteriorated significantly, could adversely affect our financial condition and results of operations. There can be no assurances that government responses to disruptions in the financial markets will restore consumer confidence for the foreseeable future.

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During the nine months ended September 30, 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. At September 30, 2008, there were $350 million remaining funds authorized under this program.

The following table summarizes repurchases of Whirlpool’s common stock in the quarter ended September 30, 2008:

Fiscal period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2008 through July 31, 2008	—	$—	—	$446
August 1, 2008 through August 31, 2008	831,000	79.18	831,000	380
September 1, 2008 through September 30, 2008	359,500	83.48	359,500	350

Total	1,190,500	80.48	1,190,500

During the March 2008 quarter, we purchased approximately 1.1 million shares of Whirlpool common stock under a $500 million share repurchase program authorized by our Board of Directors on June 15, 2004. At March 31, 2008, there were no remaining funds authorized under this program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide from the fourth quarter of 2008 through the end of 2009. We expect to incur approximately $118 million in employee termination costs, $19 million in asset impairment costs and $1 million in other associated costs for a total of $138 million that will be incurred as a result of this workforce reduction. Approximately $70 million of these costs are expected to be recognized in the fourth quarter of 2008. Of the $138 million in total charges, approximately $115 million of these costs will result in future cash expenditures.

Our prior 2008 restructuring initiatives, together with the workforce reduction plan discussed above, will reduce our overall workforce by approximately 5,000 employees and contractors worldwide over the course of 2008 and 2009.

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

October 28, 2008