Form 10-K
period 2008-12-31
WHIRLPOOL CORP /DE/
filed 2009-02-19
CIK 106640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,463,875,204.

On February 13, 2009, the registrant had 73,550,839 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2009 annual meeting of stockholders (the “Proxy Statement”)	Part III

PART I

ITEM 1.    Business.

Whirlpool Corporation, the world’s leading manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 12 countries under 13 principal brand names and markets products in nearly every country around the world. Whirlpool’s geographic segments consist of North America, Europe, Latin America, and Asia. As of December 31, 2008, we had approximately 70,000 employees.

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

	Percent in 2008	Year ended December 31 (millions of dollars)
Class of Similar Products		2008	2007	2006
Home Laundry Appliances	30%	$5,760	$5,678	$5,474
Home Refrigerators and Freezers	31%	5,825	5,833	5,341
Home Cooking Appliances	17%	3,128	2,995	2,909
Other	22%	4,194	4,902	4,356

Net Sales	100%	$18,907	$19,408	$18,080

In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Roper, Estate, Admiral, Magic Chef, Amana, and Inglis brand names primarily to retailers, distributors, and builders. In Canada, we market and distribute major home appliances under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Magic Chef, Amana, Roper, Estate, and KitchenAid brand names. In Mexico, we market and distribute major home appliances under the Whirlpool, Maytag, Acros, KitchenAid, and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names. We have manufacturing facilities in the United States and Mexico.

Whirlpool is a major supplier to Sears of laundry, refrigerator, dishwasher, and trash compactor home appliances. Sears markets some of the products that we supply to them under its Kenmore brand name. Sears is also a major outlet for our Whirlpool, Maytag, KitchenAid, Jenn-Air, and Amana brand products. In 2008, approximately 11% of our consolidated net sales were attributable to sales to Sears. More information regarding Whirlpool’s relationship with Sears can be found under the caption “Forward-Looking Perspective” in the “Management’s Discussion and Analysis” contained in the Financial Supplement to this Report.

In Europe, we market and distribute our major home appliances under the Whirlpool, Maytag, Amana, Bauknecht, Ignis, Laden, and Polar brand names, and major and portable appliances under the KitchenAid brand name. In addition to our extensive operations in Western Europe, we have sales subsidiaries in Russia, Ukraine, Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco, and Turkey, with representative offices in Ukraine, Kazakhstan, Slovenia, Serbia and Montenegro. Whirlpool markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa.

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

Competition

Competition in the home appliance industry is intense. In addition to traditional competitors such as Electrolux, GE, and Kenmore, there are expanding foreign competitors such as LG, Bosch Siemens, Samsung, Fisher & Paykel, and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services, and prices. In most major markets throughout the world, 2008 was a challenging year with continued rising costs in the areas of metals, oil-based materials, such as resins, and transportation. In addition, in 2008 we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products. Competition in our markets is based upon a wide variety of factors, including cost, selling price, distribution, performance, innovation, product features, quality, and other financial incentives. These financial incentives include cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms. We believe that we can best compete in the current environment by increasing productivity, improving quality, lowering costs, focusing on research and development including introducing new products through innovation, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, and taking other efficiency-enhancing measures.

Other Information

We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. There has been continued significant cost pressure in some areas, such as metals and oil-based materials, during most of the year. In the later part of the year, costs in most of these areas started to show signs of relief. We believe such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

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

Expenditures for Whirlpool-sponsored research and development relating to new products and the improvement of existing products were approximately $436 million in 2008, $421 million in 2007, and $375 million in 2006.

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

We believe that we are in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide amounted to approximately $31 million in 2008, $28 million in 2007 and $33 million in 2006. We estimate that in 2009, environmental capital expenditures and expenses for manufacturing operations will be approximately $32 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2009.

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

For certain other financial information concerning our business segments and foreign and domestic operations, see Note 14 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on our global restructuring plans, see Note 11 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on product recalls, see Note 7 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

Maytag Acquisition

On March 31, 2006, we completed our acquisition of Maytag. The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Whirlpool common stock. Maytag had consolidated net sales for the year ended December 31, 2005 of approximately $4.9 billion. With the acquisition, Whirlpool added an array of home appliance brands including Maytag, Jenn-Air, Amana, Magic Chef, and Admiral. We are realizing cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development, and asset utilization. In 2007, we completed the sale of all Maytag adjacent businesses which were not part of the core appliance business.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers on February 11, 2009, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	51

Michael A. Todman	Director and President, Whirlpool North America	2001	51

Marc R. Bitzer	Executive Vice President and President, U.S. Operations	2006	44

Bracken Darrell	Executive Vice President and President, Whirlpool Europe	2009	46

Jose A. Drummond	Executive Vice President and President, Whirlpool S.A.	2008	44

Paulo F. M. Periquito	President, Whirlpool International	1997	62

David T. Szczupak	Executive Vice President, Global Product Organization	2008	53

Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	48

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2009 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Szczupak and Mr. Darrell. Prior to joining Whirlpool in July of 2008, Mr. Szczupak for the previous two years served as Chief Operating Officer of Dura Automotive Systems, Inc. and before joining Dura in 2006, worked for Ford Motor Company for 22 years in various leadership roles. Mr. Darrell, prior to joining Whirlpool in September 2008, for the previous six years held various executive positions with The Procter & Gamble Company, the most recent being President of Braun, a Procter & Gamble division.

Available Information

Financial results and investor information (including Whirlpool’s Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool’s website: www.whirlpoolcorp.com—click on “Investors” and then click on “SEC Filings.” Copies of our Form 10-K, 10-Q, and 8-K reports, as well as amendments to them, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.    Risk Factors.

This report contains statements referring to Whirlpool that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as “may,” “will,” “should,” “plan,” “predict,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, a merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

Risks Relating to Our Business

Changes in economic conditions could adversely affect demand for our products. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing, and foreign currency exchange rates, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, and higher tax rates adversely affect demand. The decline in economic activity and conditions in the United States and the other markets in which we operate has, and may continue to, adversely affect our financial condition and results of operations for the foreseeable future.

The global financial crisis could adversely affect our business and financial performance. The ongoing global financial crisis has tightened credit markets and lowered liquidity levels. Lower credit availability may increase borrowing costs. Some of our suppliers are experiencing serious financial problems due to reduced access to credit and lower revenues. Financial duress may prompt some of our suppliers to seek to renegotiate supply terms with us, reduce production or file for bankruptcy protection. Our customers may be unable to obtain financing to purchase products and meet their payment obligations to us. In addition, the financial crisis could result in the insolvency of one or more of our customers. The occurrence of any or all of these events may adversely affect our operations, earnings, cash flows and/or financial position.

The loss of or substantial decline in sales to any of our key trade customers, which include Sears, Lowe’s, Home Depot, Casas Bahia, Best Buy, Ikea, major buying groups, and builders, could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers’ ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their requirements, our volume growth and financial results could be negatively affected. We have been a major supplier of home appliances to Sears for many years. In 2008, 2007, and 2006, approximately 11%, 12% and 14%, respectively, of our consolidated net sales were attributable to sales to Sears of OEM and Whirlpool brand products. The loss of, or substantial decline in volume of, sales to Sears, Lowe’s, Home Depot, Casas Bahia, Best Buy, Ikea, major buying groups or builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, if these trade customers lose market share, this loss could negatively impact our financial performance.

We face intense competition in the home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our business segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as LG, Samsung, Bosch Siemens and General Electric are large, well-established companies that rank among the Global Fortune 150 and have demonstrated a commitment to success in the global market. Competition in the global market is based on a number of factors including performance, innovation, product features and design, quality, cost, selling price, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms. In the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products in order to increase market share. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.

Foreign currency fluctuations may affect our financial performance. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. Recent extreme volatility in the foreign exchange markets has increased our risk. We use currency forwards and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

Litigation may adversely affect us. We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, we may need to recall or redesign such products. There can be no guarantee that insurance coverage against certain product liability claims will continue to be available on acceptable terms or that such coverage will be adequate for liabilities we incur. We also face certain class action litigation regarding allegedly defective products that insurance does not cover. A successful claim in excess of, or outside of, our available insurance coverage may have a material adverse effect on our financial performance. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations.

We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating a limited number of potential quality and safety issues, including a supplier-related quality and potential product safety problem that may affect 1 million appliances manufactured between 2001 and 2003. Actual costs of these issues and any future issues depend upon several factors, including the number of consumers who respond to a particular recall, repair and administrative costs, whether the cost of any corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether we will be successful in recovering our costs from the supplier. The actual costs incurred as a result of these issues and any future issues could have a material adverse effect on our business, financial condition or results of operations.

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

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our profits. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Material cost inflation is expected to be approximately $200 million in 2009, largely driven by increases in base metals, such as copper, aluminum, zinc and nickel, as well as component parts and steel. Continued significant increases in these and other costs in the future could materially affect our profits.

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

Significant differences between actual results and estimates of the amount of future funding for our pension plans and postretirement health care benefit programs, and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results. We have both funded and unfunded noncontributory defined benefit pension plans that cover most of our North American employees and certain foreign employees. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code govern the funding obligations for our U.S. pension plans, which are our principal pension plans. Our U.S. defined benefit plans were frozen as of December 31, 2006 for substantially all participants. For 2007 and beyond, Whirlpool employees may participate in an enhanced defined contribution plan.

As of December 31, 2008, our projected benefit obligations under our pension plans and postretirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $2,425 million ($1,521 million of which was attributable to pension plans and $904 million of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health care benefit plans are based on various assumptions. These assumptions include the discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expense.

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

If we cannot manage the additional challenges of our international operations, our financial performance may suffer. For the year ended December 31, 2008, we derived approximately 43% of our net sales from outside of North America (which includes Canada and Mexico), including 21% in Europe, 19% in Latin America, and 3% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

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

We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. On February 17, 2009, we received a grand jury subpoena from the U.S. Department of Justice requesting documents relating to an antitrust investigation of the global compressor industry. Whirlpool subsidiaries in Brazil and Italy were visited on the same day by competition authorities seeking similar information. This investigation, or additional claims or investigations by private plaintiffs or other governmental agencies, could adversely affect our business. In 2008, sales of compressors represented approximately 6% of our global net sales.

A deterioration in labor relations could negatively impact our global business. As of December 31, 2008, we had approximately 70,000 employees. Of those employees, various labor unions with separate collective bargaining agreements represent approximately 60%. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We cannot be assured that at some point we will not be subject to employee work stoppages and, if such events were to occur, that there would not be a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew the various collective bargaining agreements on the same or similar terms, or at all, which could also affect our business, financial condition, or results of operations.

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

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2008, our principal manufacturing operations were carried on at 40 locations worldwide, 27 of which are located in 11 countries outside the United States, primarily in the Europe region, and to a lesser extent in Asia, Latin America, and Mexico. Whirlpool occupied a total of approximately 69.4 million square feet devoted to manufacturing, service, administrative offices, warehouse, distribution, and sales space. Over 31.9 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3.    Legal Proceedings.

Information with respect to legal proceedings can be found under the heading “Legal Contingencies” in Note 7 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 13, 2009, the number of holders of record of Whirlpool common stock was approximately 14,456.

High, low, and closing sales prices (as reported on the New York Stock Exchange composite tape) for Whirlpool’s common stock for each quarter during the years 2008 and 2007 are set forth below:

Market Price	High	Low	Close
4Q2008	$83.05	$30.19	$41.35
3Q2008	$91.87	$58.22	$79.29
2Q2008	$92.59	$61.73	$61.73
1Q2008	$98.00	$67.19	$86.78

4Q2007	$94.89	$72.15	$81.63
3Q2007	$116.79	$72.10	$89.10
2Q2007	$118.00	$84.17	$111.20
1Q2007	$96.77	$83.21	$84.91

Cash dividends declared on Whirlpool common stock for each quarter during the years 2008 and 2007 are set forth in Note 15 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

During the March 2008 quarter, Whirlpool purchased approximately 1.1 million shares of Whirlpool common stock under a $500 million share repurchase program authorized by our Board of Directors on June 15, 2004. At March 31, 2008, there were no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. There were no repurchases during the December 2008 quarter. At December 31, 2008, there were $350 million remaining funds authorized under this program.

ITEM 6.    Selected Financial Data.

The selected financial data for the five years ended December 31, 2008 with respect to the following line items are shown under the “Five Year Selected Financial Data” contained in the Financial Supplement to this report: total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of business combinations and other acquisitions, disposition and restructuring activity, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

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

ITEM 8.    Financial Statements and Supplementary Data.

Whirlpool’s Consolidated Financial Statements are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2008 and 2007 is set forth in Note 15 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

Disclosure controls and procedures. Whirlpool maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Whirlpool’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not previously reported.

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

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 3, 2008, which is the date of our last proxy statement.

We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer (controller). The text of our code of ethics is posted on our website: www.whirlpoolcorp.com—scroll over the “Responsibility” dropdown menu and click on “Governance,” then scroll down to the “Whirlpool Corporation Code of Ethics” section. Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Greg Fritz

Investor Relations

Whirlpool Corporation

2000 North M-63

Mail Drop 2800

Benton Harbor, MI 49022-2692

Telephone: (269) 923-2641

Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: www.whirlpoolcorp.com—scroll over the “Responsibility” dropdown menu and then over “Governance,” click on “Board of Directors,” and then click on “Board of Directors Committee Charters.” Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11.    Executive Compensation.

Information with respect to compensation of our executive officers and directors can be found under the captions “Nonemployee Director Compensation,” “Compensation Discussion and Analysis,” “Human Resources Committee Interlocks and Insider Participation,” and “Executive Compensation Tables” in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Human Resources Committee Report” in the Proxy Statement, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

WHIRLPOOL CORPORATION (Registrant)

By:	/S/ ROY W. TEMPLIN	February 19, 2009
Roy W. Templin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
/s/ JEFF M. FETTIG Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

MICHAEL A. TODMAN* Michael A. Todman	Director and President, Whirlpool North America

/S/ ROY W. TEMPLIN Roy W. Templin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ANTHONY B. PETITT* Anthony B. Petitt	Vice President and Controller (Principal Accounting Officer)

HERMAN CAIN* Herman Cain	Director

GARY T. DICAMILLO* Gary T. DiCamillo	Director

KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director

MICHAEL F. JOHNSTON* Michael F. Johnston	Director

WILLIAM T. KERR* William T. Kerr	Director

ARNOLD G. LANGBO* Arnold G. Langbo	Director

MILES L. MARSH* Miles L. Marsh	Director

Signature	Title
PAUL G. STERN* Paul G. Stern	Director

JANICE D. STONEY* Janice D. Stoney	Director

MICHAEL D. WHITE* Michael D. White	Director

*By:	/S/ JEFF M. FETTIG Jeff M. Fettig	Attorney-in-Fact	February 19, 2009

WHIRLPOOL CORPORATION

Financial Supplement

to 2008 Annual Report on Form 10-K and

to 2009 Proxy Statement

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

EXECUTIVE OVERVIEW

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of $18.9 billion and net earnings of $418 million for the year ended December 31, 2008. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America (57% of revenue), Europe (21% of revenue), Latin America (19% of revenue), and Asia (3% of revenue).

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

During 2008, we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products. The results of these challenges include continued higher material and oil-related costs, liquidity strain on our suppliers, decreased consumer confidence and reduced consumer discretionary spending. We expect these conditions to continue in the foreseeable future.

Competition in the home appliance industry is intense in all global markets we serve. In addition to our traditional competitors such as Electrolux, GE, and Kenmore in North America, there has been an emergence of strong global competitors such as LG, Bosch Siemens, Samsung, and Haier. In each geographic region, our customer base is consolidated and characterized by large, sophisticated trade customers who have many choices and demand for competitive products, services and prices. We believe that our acquisition of Maytag Corporation (“Maytag”) on March 31, 2006, coupled with productivity and cost controls, new innovative product introductions, and improved product price/mix will enhance our ability to respond to these competitive conditions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

During 2007 and 2006, we completed certain divestitures associated with businesses acquired with the Maytag acquisition. For additional information about discontinued operations, see Note 2 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the year ended December 31, 2008, consolidated net sales were $18.9 billion. Consolidated net earnings from continuing operations were $418 million, or $5.50 per diluted share, decreasing from $647 million or $8.10 per diluted share for the year ended December 31, 2007. The decrease in net sales and earnings reflects lower appliance industry demand resulting primarily from weaker economies within our North America and Europe regions and higher material and oil-related costs. We experienced a 10.4% and 2.0% decrease in unit sales during 2008 in North America and Europe, respectively. These decreases were partially offset by improved product price/mix. Our results included $60 million of gains associated with asset sales in 2008, compared to $72 million of asset sale gains in the previous year.

Despite the above mentioned global economic challenges, particularly impacting our international business in the second half of 2008, sales from our international businesses were higher in 2008 compared to the prior year driven primarily by an increase in units sold, improved product price/mix and favorable foreign currency.

Consolidated Net Sales

The table below summarizes by region consolidated net sales and units sold:

Millions of dollars	2008	Change	2007	Change	2006
Consolidated Net Sales
North America	$10,781	(8.1)%	$11,735	0.8%	$11,642
Europe	4,016	4.4	3,848	12.1	3,432
Latin America	3,704	7.8	3,437	27.7	2,692
Asia	593	6.5	557	21.9	457
Other/Eliminations	(187)	—	(169)	—	(143)

Consolidated	$18,907	(2.6)	$19,408	7.3	$18,080

In thousands	2008	Change	2007	Change	2006
Units Sold
North America	27,210	(10.4)%	30,352	(6.4)%	32,413
Europe	13,365	(2.0)	13,641	3.5	13,177
Latin America	8,777	5.7	8,303	18.8	6,987
Asia	2,703	5.7	2,558	9.0	2,346
Other/Eliminations	(1)	—	(3)	—	(42)

Consolidated	52,054	(5.1)	54,851	—	54,881

Consolidated net sales decreased 2.6% compared to 2007 due mainly to lower unit shipments, which were partially offset by a favorable impact of foreign currency and slight increases in the average unit selling price. We define the average unit selling price as the amount that results from dividing consolidated net sales by units sold. Excluding the impact of foreign currency, consolidated net sales decreased 5.1% compared to the prior year. Consolidated net sales for 2007 increased 7.3% compared to 2006 due to strong international sales, higher global average unit selling prices and a full year’s contribution from the acquisition of Maytag. Excluding currency fluctuations and the impact of the acquisition of Maytag, 2007 sales were essentially equal to 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Significant regional trends were as follows:

•

North America net sales decreased in 2008 by 8.1% compared to 2007 primarily due to a 10.4% decrease in units sold. The decline in units sold is primarily due to decreased industry demand resulting from a continued weak U.S. economy in 2008. Partially offsetting the decrease in units sold is a 2.5% increase in the average unit selling price primarily due to better product price/mix, new product introductions and product innovation, and higher market share in 2008 compared to 2007. North America net sales increased in 2007 compared to 2006 by 0.8% due to a 7.6% increase in the average unit selling price offset by a 6.4% decrease in units sold. The decrease in volume reflects reduced industry volume, lower OEM shipments and lower market share. The reduction in volume in the U.S. was partially offset by higher demand in Canada and Mexico and a higher average unit selling price due to product innovation and better product price/mix. Excluding the impact of the Maytag acquisition, North America sales decreased 5%.

•

Europe net sales increased in 2008 by 4.4% compared to 2007, primarily due to a 6.5% higher average unit selling price resulting from favorable foreign currency and better product price/mix, partially offset by a decrease in unit volume due to lower market demand in the second half of the year. Excluding the impact of foreign currency, Europe net sales decreased 3.1% in 2008. Net sales increased 12.1% in 2007 as compared to 2006 primarily due to favorable foreign currency, a higher average unit selling price and higher volume. The increase in sales due to price was a result of an 8.3% higher average unit selling price as compared to 2006. The increase in volume was driven by strong Whirlpool brand performance and the positive impact of new product offerings. Excluding the impact of foreign currency, Europe net sales increased 2.9% in 2007.

•

Latin America net sales increased 7.8% in 2008 as compared to 2007, primarily due to an increase in volume of 5.7% and an increase in the average unit selling price due to the favorable impact of foreign currency. The increase in volume is due to continued growth in the appliance industry, increased market share and favorable economic conditions throughout the region. Excluding the impact of foreign currency, Latin America net sales increased 1.7% in 2008. Net sales increased 27.7% in 2007 as compared to 2006 primarily due to higher volume and a favorable impact from changes in foreign currency. As compared to 2006, the total number of units sold increased 18.8%. The increase in volume growth is a result of strong growth in the appliance industry, increased market share, strong economic conditions throughout the region and cost based pricing. Excluding the impact of foreign currency, Latin America net sales increased 15.9% in 2007.

Contributing to higher sales in 2008 compared to 2007 and 2006 are increases in BEFIEX credits monetized. During the years ended December 31, 2008, 2007 and 2006, we monetized $168 million, $131 million and $52 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of December 31, 2008, $542 million of BEFIEX credits remain.

•

Asia net sales increased 6.5% in 2008 as compared to 2007 primarily due to a 5.7% increase in units sold. The increase in volume is due to continued growth in the appliance industry, primarily in India. Excluding the impact of foreign currency, Asia net sales increased 9.7% in 2008. Net sales increased 21.9% in 2007 as compared to 2006 due to a higher average unit selling price, increased volume and a favorable impact from changes in the value of foreign currency. The increase in sales due to price is a result of an 11.8% higher average unit selling price as compared to 2006. These increases are driven by the impact of successful new product introductions, improved product price/mix and continued growth within India, the segment’s largest market. Excluding the impact of foreign currency, Asia net sales increased 12.9% in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Gross Margin

The consolidated gross margin percentage in 2008 decreased compared to 2007 due primarily to higher material and oil-related costs and lower productivity. This decrease was partially offset by improved product price/mix.

The table below summarizes gross margin percentages by region:

	2008	Change		2007	Change		2006
North America	10.0%	(2.5	)pts	12.5%	(0.7	)pts	13.2%
Europe	14.0	(2.6)		16.6	0.4		16.2
Latin America	21.2	0.4		20.8	1.6		19.2
Asia	18.2	3.0		15.2	(0.1)		15.3
Consolidated	13.3	(1.6)		14.9	0.2		14.7

Significant regional trends were as follows:

•

North America gross margin decreased in 2008 compared to 2007 primarily due to higher material and oil-related costs, lower industry demand and lower productivity. Additionally, margin was positively impacted by certain asset sale gains totaling $31 million and postretirement curtailments totaling $15 million, which were more than offset by $42 million in higher reserves for LIFO resulting from inflation and a $32 million charge related to product liability. For additional information about product liability, see Note 7 of the Notes to the Consolidated Financial Statements. These decreases were partially offset by improved product price/mix. We expect gross margin to continue to be challenged by a continued slowing U.S. economy and a difficult cost environment in the foreseeable future. North America gross margin decreased in 2007 compared to 2006 primarily due to higher material- and oil-related costs and lower industry demand. This decrease was partially offset by favorable efficiencies as a result of synergies realized from the acquisition of Maytag, productivity improvements, product innovation and an improved product mix as compared to 2006.

•

Europe gross margin decreased in 2008 compared to 2007 due primarily to lower productivity and industry demand, which were partially offset by improved product price/mix. Also contributing to lower gross margin were gains from asset sales of $9 million compared with $47 million recognized in 2007. Lower gains in 2008 associated with asset sales were partially offset by gains of $5 million from insurance proceeds. Gross margin improved in 2007 compared to 2006 as higher volumes, continued productivity improvements and innovative product offerings more than offset higher material and oil-related costs. The sale of certain assets also contributed to higher gross margin.

•

Latin America gross margin increased in 2008 compared to 2007 due primarily to improvements in product price/mix, productivity and regional tax incentives associated primarily with BEFIEX, which combined to more than offset higher material and oil-related costs. Gross margin increased in 2007 versus 2006, due primarily to continued higher volumes, productivity improvements, cost based price increases and regional tax incentives which combined to more than offset higher material and oil-related costs and the unfavorable impact of foreign currency.

•

Asia gross margin increased in 2008 as compared to 2007 due to improvements in product price/mix, productivity, inventory transition costs and volume, which more than offset higher material and oil-related costs. Gross margin decreased slightly in 2007 as compared to 2006, due to higher material and oil-related costs and inventory transition costs which were mitigated by productivity improvements, improved product price/mix and higher volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

Millions of dollars	2008	As a % of Sales	2007	As a % of Sales	2006	As a % of Sales
North America	$851	7.9%	$791	6.7%	$837	7.2%
Europe	414	10.3	391	10.2	363	10.6
Latin America	306	8.3	277	8.1	279	10.4
Asia	98	16.5	91	16.3	81	17.7
Corporate/Other	129	—	186	—	192	—

Consolidated	$1,798	9.5	$1,736	8.9	$1,752	9.7

In 2008, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased as compared to 2007 primarily due to lower sales volume and higher brand investment, partially offset by lower infrastructure costs and $20 million in gains associated with asset sales. Additionally, this increase was impacted by a $12 million operating tax credit recorded by our Latin America region during the third quarter of 2007. In 2007, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased as compared to 2006, primarily due to higher sales volume, acquisition efficiencies and administrative cost reductions.

Restructuring

Restructuring initiatives resulted in charges of $149 million, $61 million and $55 million in 2008, 2007, and 2006, respectively, reflecting ongoing efforts to optimize our global operating platform. These charges are included in restructuring in our Consolidated Statements of Income and primarily consist of charges to restructure the cooking platform in Latin America, shift refrigeration and dishwasher capacity to lower cost regions in Europe and North America, restructure the laundry platform in North America and Europe and reorganize the salaried workforce throughout Europe and North America.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide between the fourth quarter of 2008 and the beginning of 2010. For additional information about restructuring, see Note 11 of the Notes to the Consolidated Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry expense for 2008 increased by $37 million from expense of $63 million in 2007 to expense of $100 million in 2008. Higher expense in 2008 was primarily due to the impact of foreign currency and an impairment charge of $9 million in our Europe segment associated with an available for sale investment, partially offset by higher interest income. Interest and sundry expense for 2007 increased by $61 million from expense of $2 million to expense of $63 million compared to 2006. The results in 2006 include a $31 million gain on the sale of an investment while 2007 expense includes a $17 million increase in legal reserves as well as higher non-income based taxes.

Interest Expense

Interest expense in 2008 was consistent as compared to 2007 as higher debt levels were offset by lower interest rates. Interest expense in 2007 increased $1 million as compared to 2006. For nine months in 2006, we incurred higher debt levels associated with debt assumed and issued for the Maytag acquisition which was offset by lower debt levels at lower interest rates during 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Gain on Sale of Investment

During 2007, we sold approximately 9 million shares, or 7%, of Whirlpool of India Limited and recorded a gain of approximately $7 million. This sale was executed to satisfy a change in the Stock Exchange Board of India listing standards and regulations. Following the sale of stock, our ownership interest in Whirlpool of India Limited is 75%.

Income Taxes

The effective income tax rate was a benefit of 81.7% in 2008, and tax expense of 14.5% and 20.4% in 2007 and 2006, respectively. The rates and changes in rates are primarily due to a decline in profitability and energy tax credits generated in the U.S. in 2008 as well as a combination of certain discrete items recognized during the year, dispersion of global income, tax credit availability, and tax planning activities. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. The decrease in the effective tax rate for the year ended December 31, 2008 resulted in an increase in earnings per diluted share of $3.11 as compared to the prior year. For additional information about our consolidated tax provision, see Note 12 of the Notes to the Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations were $418 million in 2008 versus $647 million and $486 million in 2007 and 2006, respectively, due to the factors described above.

Millions of dollars, except per share data	2008	2007	2006
Earnings from continuing operations	$418	$647	$486
Diluted earnings from continuing operations per share	5.50	8.10	6.35

Discontinued Operations

We classified the Hoover floor-care, Dixie-Narco vending systems, and Jade commercial and residential businesses as discontinued operations during 2006. The decision to divest these businesses allowed us to focus on our core appliance business. For additional information about discontinued operations, see Note 2 of the Notes to the Consolidated Financial Statements.

Net Earnings

Net Earnings were $418 million in 2008 versus $640 million and $433 million in 2007 and 2006, respectively, due to the factors described above. Earnings were impacted by $7 million and $53 million in losses from discontinued operations for 2007 and 2006, respectively.

Millions of dollars, except per share data	2008	2007	2006
Net Earnings	$418	$640	$433
Diluted net earnings per share	5.50	8.01	5.67

FORWARD-LOOKING PERSPECTIVE

We have continued to experience intensified macroeconomic challenges in North America and are now experiencing similar macroeconomic challenges in the European market. These conditions are primarily related to higher than expected material and oil-related costs and decreased consumer demand for our products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

For the year ended December 31, 2009, we currently estimate earnings per diluted share from continuing operations to be in the range of $3.00 to $4.00, and free cash flow for the year to be from $300 to $400 million. Within North America and Europe we expect industry demand to decline 10% and 8% in 2009, respectively, while Latin America and Asia are currently expected to be flat to down 5% for the year. Material cost inflation is expected to be approximately $200 million in 2009, largely driven by increases in component parts, steel and base metals, such as copper, aluminum, zinc and nickel. We expect to offset these higher costs with productivity improvements, new product introductions, previously implemented cost-based price adjustments, improved product price/mix and administrative and infrastructure cost reductions. Our innovation product pipeline continues to grow and drive higher average sales values, consumer and trade response to our new product offerings has been positive, and we continue to accelerate our global branded consumer products strategy of delivering relevant innovation to markets worldwide.

The table below reconciles projected 2009 cash provided by continuing operations determined in accordance with generally accepted accounting principles (GAAP) in the United States to free cash flow, a non-GAAP measure. Management believes that free cash flow provides shareholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations after capital expenditures and proceeds from the sale of assets/businesses. The projections shown here are based upon many estimates and are inherently subject to change based on future decisions made by management and the board of directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.

Millions of dollars	2009 Outlook
Cash provided by continuing operating activities	$700	–	$800
Capital expenditures	(450)	–	(500)
Proceeds from sale of assets/businesses	50	–	100

Free cash flow	$300	–	$400

Agreements with trade customers

We enter into agreements with our trade customers from time to time in the ordinary course of business. Most of our products are not sold through long-term agreements. Most trade customers have the ability to change volume among suppliers.

We regularly negotiate with major trade customers and manufacturers regarding supply arrangements for future periods beyond the current year. Sears is a major trade customer for both our OEM and Whirlpool branded products, which accounted for approximately 11%, 12% and 14% of our consolidated net sales for 2008, 2007 and 2006, respectively. The products and volumes we supply and the revenues we obtain may be significantly different in the future than those which currently exist and there is the potential for such sales to be less than 10% of our consolidated net sales for the full year 2009. Based on current supply arrangements, we anticipate maintaining a significant, but reduced, level of OEM volume beginning in 2010. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such decline through increased sales throughout our broad distribution network. We expect to continue to grow our own brand sales, supported by significant innovation, through our full distribution trade network and execution of our brand-focused value creation strategy.

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

The funding markets have been volatile in recent quarters and we have experienced negative global economic trends. To succeed in this environment we are aggressively taking steps to further reduce all areas of cost, production capacity, working capital and capital expenditures. As a result of the global volatility and challenging economic trends, we decided to exit the commercial paper market during the December 2008 quarter and initiated borrowing under our $2.2 billion committed bank line of credit, provided by a syndicate of highly-rated banks. This facility matures in December 2010. Outside the U.S., short-term funding is provided by bank borrowings on uncommitted lines of credit.

We expect borrowings under our $2.2 billion revolving credit facility will increase to an amount up to $1.2 billion over the course of this year based upon our current business plans and normal seasonal working capital requirements. Borrowings on our revolving credit facility are being utilized for general corporate purposes, are used to ensure daily liquidity and may be borrowed and repaid from time to time. Amounts borrowed on our revolving credit facility up to $1.1 billion bear interest at LIBOR + 0.475%, and if amounts borrowed exceed $1.1 billion, total borrowings bear interest at LIBOR + 0.60%.

Given the generally negative and highly volatile global economic climate and the challenges and uncertainties in the global credit markets, we are proactively taking steps to assure flexibility in future credit availability. We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements. We are in compliance with the financial covenants of debt agreements with lenders for all periods presented. For a description of financing arrangements that had an effect on our liquidity, see Note 6 of the Notes to the Consolidated Financial Statements.

Defined Benefit Plans

On August 1, 2008, we amended certain retiree medical benefits associated with our Newton, Iowa manufacturing facility to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. This amendment resulted in a reduction in the postretirement benefit obligation of $229 million with a corresponding increase to other comprehensive income, net of tax, within equity of our Consolidated Balance Sheet at December 31, 2008. For additional information on our defined benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements.

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

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. At December 31, 2008, there were $350 million remaining funds authorized under this program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Sources and Uses of Cash

We expect to meet our cash needs for 2009 from cash flows from continuing operations, cash and equivalents and financing arrangements. Our cash and equivalents were $146 million at December 31, 2008 as compared to $201 million at December 31, 2007.

Cash Flows from Operating Activities of Continuing Operations

Cash provided by continuing operating activities in 2008 was $327 million, a decrease of $600 million compared to the year ended December 31, 2007. Cash provided by continuing operations for 2008 reflects lower cash earnings primarily from our North America and Europe segments as compared to 2007. Cash provided by continuing operations also reflects lower accounts payable due to adjusting volume based on demand and higher pension contributions. The above decreases in cash flows were partially offset by a decrease in accounts receivable and lower restructuring spending. Cash provided by continuing operating activities in 2007 was $927 million, an increase of $47 million compared to the year ended December 31, 2006. Cash provided by continuing operations for 2007 reflected higher earnings primarily from our Latin America and Europe segments as compared to 2006. Cash provided by continuing operations also reflected cash consumed from increased inventories as a result of lower than anticipated demand in North America during the fourth quarter of 2007 as well as support for higher sales volumes in Latin America and product transitions in the U.S. The increased inventory balances in 2007 were more than offset by improved trade receivable collections, improved accounts payable terms as well as lower global taxes. Cash provided by continuing operations was negatively impacted by increased spending associated with a Maytag dishwasher recall.

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities from continuing operations was an outflow of $433 million in 2008 compared to an outflow of $331 million last year. The increase in cash used in investing activities was primarily due to the prior year receipt of proceeds from the sale of certain Maytag discontinued businesses of $100 million, lower proceeds from the sale of assets in 2008, and higher capital spending. Cash used in investing activities from continuing operations in 2007 was an outflow of $331 million compared to an outflow of $1.2 billion during 2006. The decrease was primarily due to cash disbursed to acquire Maytag, net of cash acquired of $797 million and the purchase of minority interest shares of a Brazil subsidiary in the amount of $53 million during 2006. Offsetting cash used in investing activities from continuing operations were proceeds received from the sale of certain Maytag discontinued businesses of $100 million.

The goal of our global operating platform is to enhance our competitive position in the global home appliance industry by reducing costs, driving productivity and quality improvements, and accelerating our rate of innovation. We plan to continue our comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to better support our global products, brands and customers. We intend to make additional investments to improve our competitiveness in fiscal 2009. Capital spending is expected to be between $450 and $500 million in 2009 in support of our investment in innovative product technologies and our global operating platform initiatives.

Cash Flows from Financing Activities of Continuing Operations

Cash provided by financing activities from continuing operations was an inflow of $141 million in the year ended December 31, 2008 compared to an outflow of $696 million for the year ended December 31, 2007. The current year reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013 and the repayment of $125 million of 9.1% debentures. Net proceeds of short-term borrowings were $101 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

for the year ended December 31, 2008 compared to net repayments of $243 million in the prior year. During 2008, we repurchased stock totaling $247 million, paid dividends to common stockholders totaling $128 million and received proceeds from the issuance of common stock related to option exercises of $21 million. Cash used in financing activities from continuing operations was an outflow of $696 million in the year ended December 31, 2007 compared to an inflow of $29 million for the year ended December 31, 2006. Net repayments of short-term borrowings were $243 million for the year ended December 31, 2007 compared to borrowings of $381 million in 2006. Cash flows from financing activities in 2006 also reflected short-term debt issued to pay our maturing $300 million Eurobond principal and proceeds of long-term debt which replaced commercial paper borrowings initially issued to finance the acquisition of Maytag. Repayments of long-term debt reflect the maturity of Whirlpool and Maytag debt. During the year ended December 31, 2007 we also repurchased stock totaling $368 million, paid dividends to common stockholders totaling $134 million and received proceeds from the issuance of common stock related to option exercises of $68 million.

OFF-BALANCE SHEET ARRANGEMENTS

Whirlpool has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from Whirlpool, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2008 and 2007, these amounts totaled $203 million and $331 million, respectively. Our only recourse related to these agreements is legal or administrative collection efforts directed against the customer.

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Millions of dollars
Long-term debt obligations(1)	$2,782	$336	$891	$653	$902
Operating lease obligations	582	150	205	126	101
Purchase obligations(2)	1,082	288	592	194	8
Other long-term liabilities(3)	93	93	—	—	—

Total(4)(5)	$4,539	$867	$1,688	$973	$1,011

(1)	Interest payments related to long-term debt are included in the table above. For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	Other long-term liabilities include our expected 2009 U.S. pension and foreign pension fund contributions in the amount of $93 million. Required contributions for future years depend on certain factors that cannot be determined at this time.

(4)	The table does not include short-term credit facility borrowings of $393 million. For additional information about short-tem borrowings, see Note 6 of the Notes to the Consolidated Financial Statements.

(5)	Not included in the above table are tax payments associated with uncertain tax positions as we are unable to estimate the period of payment.

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

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those assumptions include, among other assumptions, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. As permitted by GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and related future expense. As required by Statements of Financial Accounting Standards (“SFAS”) No. 87, SFAS No. 106 and SFAS No. 132 (R) as amended by SFAS No. 158, our pension and other postretirement benefit obligations as of December 31, 2008 and preliminary retirement benefit costs for the 2009 fiscal year were prepared using the assumptions that were determined as of December 31, 2008. The following table summarizes the sensitivity of our December 31, 2008 retirement obligations and 2009 retirement benefit costs of our U.S. plans to changes in the key assumptions used to determine those results:

Millions of dollars Change in assumption	Estimated increase (decrease) in 2009 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2008	Estimated increase (decrease) in 2009 Other Postretirement Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2008
0.25% increase in discount rate	$(3.4)	$(91.9)	$0.5	$(17.3)

0.25% decrease in discount rate	3.8	98.6	(0.2)	18.6

0.25% increase in long-term return on assets	(6.3)	—	—	—

0.25% decrease in long-term return on assets	6.3	—	—	—

0.50% increase in discount rate	(6.6)	(183.8)	0.9	(34.5)

0.50% decrease in discount rate	7.5	200.0	1.0	37.2

0.50% increase in long-term return on assets	(12.7)	—	—	—

0.50% decrease in long-term return on assets	12.7	—	—	—

1.00% increase in medical trend rates	—	—	7.0	51.7

1.00% decrease in medical trend rates	—	—	(3.6)	(47.9)

These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 13 of the Notes to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with SFAS No. 109, “Accounting for Income Taxes.” These differences may result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards and deductible temporary differences, are expected to be realizable in future years. Realization of our net operating loss and tax credit deferred tax assets is supported by specific tax planning strategies and considers projections of future profitability. If recovery is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will increase income in the period such determination is made. As of December 31, 2008 and 2007, we had total deferred tax assets of $2,212 million and $1,658 million, respectively, net of valuation allowances of $147 million and $72 million, respectively. Our effective tax rate has ranged from (81.7)% to 33.9% over the past five years and has been influenced by tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. A 1.0% increase in our effective tax rate would have decreased 2008 earnings by approximately $2.5 million. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, and business profitability.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1 and 12 of the Notes to the Consolidated Financial Statements.

BEFIEX Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth quarter of 2005, we were able to recognize approximately $168 million, $131 million and $52 million of export credits during 2008, 2007 and 2006, respectively. As of December 31, 2008, approximately $542 million of export credits remain. We recognize credits as they are monetized. BEFIEX credits are not subject to income taxes.

Product Recalls

The establishment of a liability for product recalls is periodically required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units affected by the recall, is the most significant factor in estimating the total cost of each recall. This rate reflects several factors, including the type of product, the year manufactured, age of the product sold and current and past experience factors. Differences between our assumptions and actual experience could have a material impact on our product recall reserves. For additional information about product recalls, see Note 7 of the Notes to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Warranty Obligations

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. For additional information about warranty obligations, see Note 7 of the Notes to the Consolidated Financial Statements.

Goodwill and Intangible Valuations

We sell products under a number of trademarks, many of which we developed. Trademark development costs are expensed as incurred. We also purchase trademark assets and goodwill in acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. We test indefinite lived intangibles for impairment as of November 30 each year.

Intangible Valuations

In assessing the fair value of trademarks, we utilize a relief from royalty method. If the carrying amount of a trademark exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Considerable judgment is necessary to estimate revenue growth rates by trademark which are based on the best available market information and are consistent with our internal forecasts and operating plans. Estimated royalty rate assumptions are based on the capacity of the trademarks to generate economic returns, and royalty rates contained in publicly available third party licensing agreements. For additional information about indefinite lived intangible assets, see Note 3 of the Notes to the Consolidated Financial Statements.

Goodwill Valuations

Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test to determine the amount of goodwill impairment loss to be recorded. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

We determine fair value based on a discounted cash flow model which is an accepted valuation technique. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. Additionally, in assessing goodwill impairment for the North America reporting unit, we considered the implied control premium and concluded the implied control premium was reasonable based on other recent market transactions. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

The discount rate and revenue long-term growth assumptions are two significant assumptions utilized in our calculation of the present value of cash flows used to estimate fair value of the reporting units. The estimated fair values of the reporting units have historically exceeded the carrying value of such reporting units by a substantial amount. We performed a sensitivity analysis on the discount rates and revenue long-term growth assumptions. In estimating sensitivity, either the discount rate could increase by 50 basis points or the revenue long-term growth rate could decline to zero and our reporting units would continue to have a fair value in excess of carrying value. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill, see Note 3 of the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. For additional information regarding SFAS 157, see Note 4 of the Notes to the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, the accounting for transaction costs and contingent consideration, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. For additional information regarding SFAS 157, see Note 4 of the Notes to the Consolidated Financial Statements.

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

We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2008, a 10% unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized loss of approximately $25 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $29 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.

We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2008, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental $15 million gain or a $24 million loss related to these contracts.

We utilize interest rate swaps to hedge our interest rate risk. As of December 31, 2008, a 10% shift in interest rates would have resulted in an incremental $1 million gain or loss related to these contracts.

In January 2009, Standard & Poor’s and Fitch Ratings lowered our senior unsecured debt rating from “BBB” to “BBB-” and our short-term corporate credit and commercial paper ratings from “A-2” to “A-3” and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

“F-2 to F-3”, respectively, based on weakened operating performance and the pullback in discretionary consumer spending. Also in January 2009, Moody’s Investor Services lowered our senior unsecured rating from “Baa2” to “Baa3” and our commercial paper ratings from “Prime-2” to “Prime-3” based on weakening appliance industry demand. These rating adjustments may result in higher interest costs if we were to seek additional financing in the capital markets. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on financing arrangements.

OTHER MATTERS

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $25 million adjusted for currency. No credits were recognized in 2005 through 2008. The Brazilian tax authority has challenged the recording of IPI tax credits. The Brazilian Supreme Court, which rules on a case by case basis, ruled adversely against another taxpayer in an IPI tax credit case. That ruling is not yet final.

Our case is being defended at an administrative level. Our potential exposure ranges from zero to $60 million comprised of $25 million in taxes, $18 million in interest and $17 million in penalties. It is not possible to determine the outcome of these legal proceedings with certainty and as such, we have not accrued a liability for this exposure at December 31, 2008. In December 2008, the Brazilian government announced a special program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI amounts. We have not made a decision about participation. Under the program, as announced, we have until March 31, 2009 to decide.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian Real (approximately $121 million U.S., based on recent exchange rates), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

We currently expect to undertake a corrective action to address a supplier-related quality and potential product safety problem that may affect 1 million appliances manufactured between 2001 and 2003. We have accrued $31.5 million for this matter based on our estimate of the costs of the action. Actual costs will depend upon several factors, including the number of consumers who respond to a particular recall, repair and administrative costs, whether the cost of any such corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether we will be successful in recovering our costs from the supplier. We continue to work with the Consumer Product Safety Commission to determine whether other appliances may be affected, and there can be no assurance that the number of units and related costs will not increase. In addition, we could incur other costs arising out of this problem that cannot currently be estimated but could be material.

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

This document contains forward-looking statements that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements. Among these factors are: (1) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (2) the effects of the global economic crisis on our customers, suppliers and the availability of credit; (3) Whirlpool’s ability to continue its relationship with significant trade customers, including Sears Holding Corporation in North America (accounting for approximately 11% of Whirlpool’s 2008 consolidated net sales of $18.9 billion) and the ability of these trade customers to maintain or increase market share; (4) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (5) the ability of Whirlpool to manage foreign currency fluctuations; (6) litigation including product liability and product defect claims; (7) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (9) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (10) health care cost trends and regulatory changes that could increase future funding obligations for pension and post retirement benefit plans; (11) Whirlpool’s ability to obtain and protect intellectual property rights; (12) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (13) the effects of governmental investigations or related actions by third parties; (14) the impact of labor relations; (15) our ability to attract, develop and retain executives and other qualified employees; (16) the cost of compliance with environmental and health and safety regulations.

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

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31

(Millions of dollars, except per share data)

	2008	2007	2006
Net sales	$18,907	$19,408	$18,080

Expenses
Cost of products sold	16,383	16,517	15,420
Selling, general and administrative (exclusive of intangible amortization)	1,798	1,736	1,752
Intangible amortization	28	31	30
Restructuring costs	149	61	55

Operating profit	549	1,063	823

Other income (expense)
Interest and sundry income (expense)	(100)	(63)	(2)
Interest expense	(203)	(203)	(202)
Gain on sale of investment	—	7	—

Earnings from continuing operations before income taxes and other items	246	804	619

Income taxes	(201)	117	126

Earnings from continuing operations before equity earnings and minority interests	447	687	493
Equity in income (loss) of affiliated companies	—	(18)	1
Minority interests	(29)	(22)	(8)

Earnings from continuing operations	418	647	486
Loss from discontinued operations, net of tax of $0, $3 and $26 for the years ended December 31, 2008, 2007 and 2006, respectively	—	(7)	(53)

Net earnings available to common stockholders	$418	$640	$433

Per share of common stock
Basic earnings from continuing operations	$5.57	$8.24	$6.47
Discontinued operations, net of tax	—	(0.09)	(0.71)

Basic net earnings	$5.57	$8.15	$5.76

Diluted earnings from continuing operations	$5.50	$8.10	$6.35
Discontinued operations, net of tax	—	(0.09)	(0.68)

Diluted net earnings	$5.50	$8.01	$5.67

Dividends	$1.72	$1.72	$1.72

Weighted-average shares outstanding (in millions)
Basic	75.1	78.5	75.1
Diluted	76.0	79.9	76.5

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share data)

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$146	$201
Accounts receivable, net of allowance for uncollectible accounts of $66 and $83 at December 31, 2008 and December 31, 2007, respectively	2,103	2,604
Inventories	2,591	2,665
Prepaid Expenses	110	89
Deferred income taxes	580	324
Other current assets	514	672

Total current assets	6,044	6,555

Other assets
Goodwill, net	1,728	1,760
Other intangibles, net of accumulated amortization of $96 and $68 at December 31, 2008 and December 31, 2007, respectively	1,821	1,854
Other assets	954	628

Total other assets	4,503	4,242

Property, plant and equipment
Land	74	84
Buildings	1,186	1,226
Machinery and equipment	7,549	7,861
Accumulated depreciation	(5,824)	(5,959)

Total property, plant and equipment	2,985	3,212

Total assets	$13,532	$14,009

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,805	$3,260
Accrued expenses	530	633
Accrued advertising and promotions	440	497
Employee compensation	306	444
Notes payable	393	298
Current maturities of long-term debt	202	127
Other current liabilities	887	634

Total current liabilities	5,563	5,893

Noncurrent liabilities
Long-term debt	2,002	1,668
Postretirement benefits	822	1,061
Pension benefits	1,505	725
Other liabilities	567	682

Total noncurrent liabilities	4,896	4,136

Commitments and contingencies (see Note 7)

Minority interests	67	69

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 104 million and 103 million shares issued at December 31, 2008 and December 31, 2007, respectively, 73 million and 76 million shares outstanding at December 31, 2008 and December 31, 2007, respectively	104	103
Additional paid-in capital	2,033	1,993
Retained earnings	3,993	3,703
Accumulated other comprehensive income (loss)	(1,259)	(270)
Treasury stock, 31 million shares and 27 million shares at December 31, 2008 and December 31, 2007, respectively	(1,865)	(1,618)

Total stockholders’ equity	3,006	3,911

Total liabilities and stockholders’ equity	$13,532	$14,009

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2008	2007	2006
Operating activities of continuing operations
Net earnings	$418	$640	$433
Loss from discontinued operations	—	7	53

Earnings from continuing operations	418	647	486
Adjustments to reconcile earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	597	593	550
Gain on disposition of assets	(60)	(65)	(4)
Gain on sale of investment	—	(7)	—
Gain on disposition of businesses	—	—	(32)
Increase in LIFO inventory reserve	42	9	10
Equity in losses of affiliated companies, less dividends received	—	18	5
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	300	181	50
Inventories	(174)	(194)	(118)
Accounts payable	(250)	105	44
Restructuring charges, net of cash paid	33	(82)	(80)
Taxes deferred and payable, net	(256)	10	(154)
Accrued pension	(123)	(70)	53
Employee compensation	(84)	(24)	25
Other	(116)	(194)	45

Cash provided by continuing operating activities	327	927	880

Investing activities of continuing operations
Capital expenditures	(547)	(536)	(576)
Proceeds from sale of assets	119	130	86
Proceeds from sale of businesses	—	—	36
Proceeds from sale of Maytag adjacent businesses	—	100	110
Purchase of minority interest shares	—	—	(53)
Acquisitions of businesses, net of cash paid	—	—	(797)
Other	(5)	(25)	—

Cash used in investing activities of continuing operations	(433)	(331)	(1,194)

Financing activities of continuing operations
Proceeds from borrowings of long-term debt	545	3	757
Purchase of treasury stock	(247)	(368)	—
Repayments of long-term debt	(131)	(17)	(1,046)
Dividends paid	(128)	(134)	(130)
Net proceeds (repayments) from short-term borrowings	101	(243)	381
Common stock issued	21	68	54
Other	(20)	(5)	13

Cash provided by (used in) financing activities of continuing operations	141	(696)	29

Cash provided by (used in) discontinued operations
Operating activities	—	6	8
Investing activities	—	—	(3)

Cash provided by discontinued operations	—	6	5

Effect of exchange rate changes on cash and equivalents	(90)	33	18

Decrease in cash and equivalents	(55)	(61)	(262)
Cash and equivalents at beginning of year	201	262	524

Cash and equivalents at end of year	$146	$201	$262

Supplemental disclosure of cash flow information
Cash paid for interest	$200	$204	$225
Cash paid for taxes	76	39	173

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock
Balances, December 31, 2005	$1,745	$2,902	$(862)	$(387)	$92
Comprehensive income
Net earnings	433	433	—	—	—
Other comprehensive income (See Note 9)	333	—	333	—	—

Comprehensive income	766

SFAS No. 158 transition adjustment	(114)	—	(114)	—	—
Common stock issued	1,016	—	—	1,006	10
Dividends declared on common stock	(130)	(130)	—	—	—

Balances, December 31, 2006	3,283	3,205	(643)	619	102
Comprehensive income
Net earnings	640	640	—	—	—
Other comprehensive income (See Note 9)	373	—	373	—	—

Comprehensive income	1,013

Adoption of FIN48	(8)	(8)	—	—	—
Common stock repurchased	(368)	—	—	(368)	—
Common stock issued	125	—	—	124	1
Dividends declared on common stock	(134)	(134)	—	—	—

Balances, December 31, 2007	3,911	3,703	(270)	375	103
Comprehensive income
Net earnings	418	418	—	—	—
Other comprehensive loss (See Note 9)	(989)	—	(989)	—	—

Comprehensive loss	(571)

Common stock repurchased	(247)	—	—	(247)	—
Common stock issued	41	—	—	40	1
Dividends declared on common stock	(128)	(128)	—	—	—

Balances, December 31, 2008	$3,006	$3,993	$(1,259)	$168	$104

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

Freight and Warehousing Costs

We classify freight and warehousing costs within cost of products sold within our Consolidated Statements of Income.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (“FIFO”) cost, except U.S. production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Brazilian inventories, which are stated at average cost. Costs do not exceed realizable values. See Note 5 for additional information about inventories.

Goodwill and Other Intangibles

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which requires that we evaluate goodwill and other indefinite lived intangible assets for impairment on an annual basis (or whenever

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

Definite lived intangible assets are amortized over the estimated useful life ranging from 6 to 18 years. See Note 3 for additional information about goodwill and intangible assets.

Accounts Payable Outsourcing

We offer our suppliers access to a payables presentment and settlement service (PPS) provided by a third party processor. This service allows our suppliers to view scheduled Whirlpool payments online, enabling them to better manage their cash flow and reduce payment processing costs. Independent of Whirlpool, the PPS provider also allows suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct relationship with financial institutions concerning this service. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2008 and 2007, approximately $119 million and $13 million, respectively, of our total accounts payable is available for this purpose and approximately $72 million and $6 million, respectively, has been sold by suppliers to participating financial institutions.

Research and Development Costs

Research and development costs are charged to expense as incurred. Such costs were $436 million, $421 million and $375 million in 2008, 2007 and 2006, respectively.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first communicated. Such costs were $336 million, $321 million and $316 million in 2008, 2007 and 2006, respectively.

Discontinued Operations

We present the results of operations, financial position and cash flows of operations that have either been sold or that meet the “held for sale accounting” and certain other criteria as discontinued operations. See Note 2 for additional information about discontinued operations.

Foreign Currency Translation

The functional currency for our international subsidiaries and affiliates is typically the local currency. Certain international subsidiaries primarily utilize the U.S. dollar and Euro as the functional currency.

Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for property, plant and equipment was $569 million, $562 million and $520 million in 2008, 2007 and 2006, respectively. The estimated useful lives for major asset classifications are as follows:

Asset Classification	Estimated Useful Life
Buildings	25 to 50 years
Machinery and equipment	3 to 10 years
Computer/Software	1 to 8 years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. Net gains recognized in cost of products sold include $16 million, $51 million and $1 million for 2008, 2007, and 2006, respectively. Net gains recognized in selling, general, and administrative expense include $19 million, $14 million and $3 million for 2008, 2007, and 2006, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on long-lived assets when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts.

Derivative Financial Instruments

We use derivative instruments designated as cash flow and fair value hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires us to fair value our derivative instruments periodically. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current earnings. See Note 8 for additional information about hedges and derivative financial instruments.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining and evaluating our income tax provisions. We establish provisions for income taxes when, based on the technical merits of the uncertain tax position, it is not more likely than not to be substantiated on a review by tax authorities. We evaluate and adjust these accruals in light of changing facts and circumstances. For additional information about income taxes, see Note 12.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified-prospective-transition method. Under that transition method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The resulting costs are recognized straight-line over the period during which an employee is required to provide service in exchange for the awards (usually the vesting period of the awards). See Note 10 for additional information about stock based compensation.

BEFIEX Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

quarter of 2005, we were able to recognize approximately $168 million, $131 million and $52 million of export credits during 2008, 2007 and 2006, respectively. As of December 31, 2008, approximately $542 million of export credits remain. We recognize credits as they are monetized. See Note 12 for additional information about how these credits impact our effective tax rate which are included in “Foreign government tax incentive” in the rate reconciliation of our effective tax rate.

Reclassifications

We reclassified certain other prior period amounts in our Consolidated Financial Statements to be consistent with current period presentation. The effect of these reclassifications is not material.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133,” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. We will adopt SFAS 161 on January 1, 2009 and are currently evaluating the potential impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. For additional information regarding SFAS 157, see Note 4.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, the accounting for transaction costs and contingent consideration, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. We will adopt SFAS 160 on January 1, 2009 and are currently evaluating the potential impact on our financial statements when implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. For additional information regarding SFAS 157, see Note 4.

(2) DISCONTINUED OPERATIONS AND BUSINESS DISPOSITION

Discontinued Operations

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

As part of the sale of each of the above operations, we retained certain liabilities associated with pension benefits and, in the case of Hoover, postretirement medical benefits for currently retired Hoover employees. In addition, with respect to the sale of the Dixie-Narco vending systems business, we retained certain environmental liabilities. For additional information about pension and postretirement benefits see Note 13.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The associated results of operations and cash flows related to the discontinued operations have been separately reported as of and for the years ended December 31, 2007 and December 31, 2006.

The following table includes certain income statement information related to the results of the Dixie-Narco, Hoover and Jade businesses:

	Year Ended December 31,
Millions of dollars	2007	2006
Net sales	$43	$443

Loss before income taxes	(10)	(79)
Income tax benefit	3	26

Loss from discontinued operations, net of tax	$(7)	$(53)

Business Disposition

On August 10, 2006, our Latin America region sold the remaining 30% interest in an equity investment. Proceeds from the sale were approximately $31 million. A pre-tax gain of $30 million was recognized and classified as interest and sundry income (expense) in the Consolidated Statements of Income.

(3) GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill and indefinite lived intangibles are subject to an annual impairment analysis performed during the fourth quarter of each year by reporting unit. We determine the fair value of each reporting unit using discounted cash flows. Our reporting units include: North America, Europe, Multibras and Embraco (which combined is our Latin America reportable operating segment), and Asia. We performed the annual impairment tests and determined there is no impairment for any period presented.

The following table summarizes the net carrying amount of goodwill:

	December 31,
Reporting unit—Millions of dollars	2008	2007
North America	$1,724	$1,755
Embraco	4	5

Total	$1,728	$1,760

The changes in the carrying amounts for goodwill since December 31, 2007 are due primarily to adjustments of certain Maytag exit, relocation and employee termination excess reserves and pre-acquisition uncertain tax positions.

Other Intangible Assets

The following table summarizes the net carrying amount of other intangible assets:

	December 31,		Estimated Useful Life
Millions of dollars	2008	2007
Trademarks	$1,511	$1,516	Indefinite life
Customer relationships	242	258	18 years
Patents and other agreements	68	80	6 to 10 years

Total other intangibles assets, net	$1,821	$1,854

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Amortization expense for each of the years 2009-2012 is estimated to be $30 million and for 2013 is estimated to be $22 million.

(4) FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unbservable Inputs (Level 3)	Valuation Technique
Available for sale investments	$17	$17	$—	$—	(a	)
Net derivative contracts	(234)	—	(234)	—	(a	)

During the December 2008 quarter, we recorded an impairment charge of $9 million in our Europe segment associated with an available for sale investment. The impairment charge was recorded in interest and sundry income (expense) in our Consolidated Statements of Income for the year ended December 31, 2008.

There were no changes in our valuation techniques used to measure fair values on a recurring and nonrecurring basis as a result of adopting SFAS 157.

(5) INVENTORIES

December 31—Millions of dollars	2008	2007
Finished products	$2,213	$2,232
Work in process	49	52
Raw materials	515	525

	2,777	2,809
Less excess of FIFO cost over LIFO cost	(186)	(144)

Total inventories	$2,591	$2,665

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The decrease in inventories, when compared to December 31, 2007, is driven primarily by the impact of changes in foreign currency and an increased excess of FIFO cost over LIFO cost.

LIFO inventories represent approximately 43% and 42% of total inventories at December 31, 2008 and 2007, respectively. During the December 2008 quarter, we increased our excess of FIFO cost over LIFO cost adjustment due to the impact of higher materials costs and lower productivity during 2008.

(6) FINANCING ARRANGEMENTS

Debt

The following table summarizes our debt at December 31, 2008 and 2007:

Millions of dollars	2008	2007
Debentures—9.1%, maturing 2008	$—	$125
Variable rate notes, maturing through 2009	200	200
Senior note—8.6%, maturing 2010	325	325
Senior note—6.125%, maturing 2011	300	299
Medium-term note—5.5%, maturing 2013	499	—
Maytag medium-term note—6.5%, maturing 2014	102	103
Maytag medium-term note—5.0%, maturing 2015	190	189
Senior note—6.5%, maturing 2016	249	249
Debentures—7.75%, maturing 2016	243	243
Other (various maturing through 2016)	96	62

	2,204	1,795
Less current maturities	202	127

Total long-term debt, net of current maturities	$2,002	$1,668

The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2008:

Millions of dollars
2009	$202
2010	382
2011	308
2012	9
2013	507
Thereafter	796

Total debt	$2,204

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We are in compliance with financial covenant requirements at December 31, 2008 and 2007.

The fair value of long-term debt (including current maturities) was $2,037 million and $1,879 million as of December 31, 2008 and 2007, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

Notes Payable

Notes payable consist of the following:

December 31—Millions of dollars	2008	2007
Payable to banks	$393	$164
Commercial paper	—	134

Total notes payable	$393	$298

Notes payable consist of short term borrowings payable to banks and commercial paper used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 3.8% and 5.6% for the years ended December 31, 2008 and 2007, respectively.

We have Credit Facilities which provide a $2.2 billion 5-year credit facility maturing on December 1, 2010, and include a $100 million letter of credit subfacility. Borrowings under the Credit Facilities are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under these facilities, if any, are guaranteed by us. Interest under the Credit Facilities accrues at a variable annual rate based on the LIBOR plus a margin dependent on our credit rating at that time. The Credit Facilities require us to meet certain leverage and interest coverage requirements. At December 31, 2008 and 2007, borrowings of $247 million and $0, respectively, were outstanding under these credit agreements and are included within notes payable in the table above. We are in compliance with financial covenant requirements at December 31, 2008 and 2007.

Whirlpool Financial Corporation

Whirlpool Financial Corporation (“WFC”) is a legal entity with assets consisting primarily of leveraged leases. WFC and Whirlpool are parties to a support agreement. Pursuant to the agreement, if at the close of any quarter WFC’s net earnings available for fixed charges (as defined) for the preceding twelve months is less than a stipulated amount, we are required to make a cash payment to WFC equal to the insufficiency within 60 days of the end of the quarter. We were not required to make any payments under this agreement during 2008, 2007, or 2006. The support agreement may be terminated by either WFC or us upon 30 days notice provided that certain conditions are met. We have also agreed to maintain ownership of at least 70% of WFC’s voting stock.

(7) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At December 31, 2008 and December 31, 2007, the guaranteed amounts totaled $203 million and $331 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion and $1.5 billion at December 31, 2008 and December 31, 2007. Our total outstanding bank indebtedness from guarantees totaled $364 million and $115 million at December 31, 2008 and December 31, 2007, respectively.

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

Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. During 2007, we re-evaluated the cost of a voluntary recall of certain Maytag and Jenn-Air brand dishwashers that were associated with inventory from the acquisition of Maytag. As such, we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet at March 31, 2006 with a corresponding increase to recorded goodwill. This amount is included in “Acquisition” in the table below.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2008	2007
Balance at January 1	$226	$284
Acquistion	—	53
Warranties issued during the period	417	423
Settlements made during the period	(411)	(546)
Other changes	(17)	12

Balance at December 31	$215	$226

Current portion	$174	$172
Non-current portion	41	54

Total	$215	$226

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheets at December 31, 2008 and 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Operating Lease Commitments

At December 31, 2008, we had noncancelable operating lease commitments totaling $582 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2009	$150
2010	114
2011	91
2012	68
2013	58
Thereafter	101

Total noncancelable operating lease commitments	$582

Our rent expense was $201 million, $183 million and $154 million for the years 2008, 2007 and 2006, respectively.

Purchase Obligations

Our expected cash outflows resulting from purchase obligations are summarized by year in the table below:

Millions of dollars
2009	$288
2010	320
2011	272
2012	123
2013	71
Thereafter	8

Total purchase obligations	$1,082

Legal Contingencies

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $25 million adjusted for currency. No credits were recognized in 2005 through 2008. The Brazilian tax authority has challenged the recording of IPI tax credits. The Brazilian Supreme Court, which rules on a case by case basis, ruled adversely against another taxpayer in an IPI tax credit case. That ruling is not yet final. Our case is being defended at an administrative level. Our potential exposure ranges from zero to $60 million comprised of $25 million in taxes, $18 million in interest and $17 million in penalties. It is not possible to determine the outcome of these legal proceedings with certainty and as such, we have not accrued a liability for this exposure at December 31, 2008.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian Real (approximately $121 million U.S., based on recent exchange rates), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

On February 17, 2009, we received a grand jury subpoena from the U.S. Department of Justice requesting documents relating to an antitrust investigation of the global compressor industry. Whirlpool subsidiaries in Brazil and Italy were visited on the same day by competition authorities seeking similar information. We intend to cooperate with these investigations. It is not possible at this time to predict the likely outcome or impact of these investigations.

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

We currently expect to undertake a corrective action to address a supplier-related quality and potential product safety problem that may affect 1 million appliances manufactured between 2001 and 2003. We have accrued $31.5 million for this matter based on our current estimate of the costs of the action.

On March 21, 2007, we announced a voluntary recall related to approximately 250,000 Maytag brand front-load washing machines. The cost of this recall will be paid by the OEM supplier.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million, which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. As of September 30, 2008, we had revised this estimate to $102 million due to an anticipated increase in the response rate. The incremental increase of $20 million was charged to cost of products sold in our Consolidated Statements of Income during 2008. Of this $102 million accrual, we have approximately $7 million remaining at December 31, 2008.

(8) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes our outstanding derivative contracts at December 31, 2008 and 2007:

		Notional Amount in Millions of dollars
Exposure	Derivative	2008	2007	Hedge Type	Term
Forecasted cross currency cash flows	Foreign exchange forwards/options	$1,831	$2,023	Cash flow or fair value hedge	Various, up to 18 months

Non-functional currency asset/liability	Foreign exchange forwards/options	$1,130	$1,154	Undesignated	Various, up to 11 months

Raw material purchases	Commodity swaps	$217	$294	Cash flow or fair value hedge	Various, up to 35 months

Raw material purchases	Commodity swaps	$45	$23	Undesignated	Various, up to 11 months

Floating rate debt	Interest rate swap	$50	$50	Cash flow hedge	2009

Fixed rate debt	Interest rate swaps	$—	$100	Fair value hedge	2008

Floating rate debt	Interest rate swaps	$—	$150	Cash flow hedge	2008

Forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. Non-functional currency asset and liability hedges are undesignated but relate primarily to short term payables and receivables and intercompany loans. Commodity swaps relate to raw material purchases (for example, copper and aluminum) used in the manufacturing process. Unrealized gains and losses relating to these foreign exchange forwards/options and commodity swaps were a loss of $233 million and a loss of $3 million at December 31, 2008 and 2007, respectively.

An interest rate swap with a notional amount of $50 million maturing in 2009 is designated and accounted for as a cash flow hedge on future cash payments. The fair value of this contract was a loss of $1 million and $0.5 million as of December 31, 2008 and 2007, respectively. During 2008, certain interest rate swaps matured associated with fixed and floating rate debt with notional amounts of $100 million and $150 million, respectively.

Gains and losses related to the ineffective portion of our hedging instruments were immaterial for the years ended December 31, 2008, 2007 and 2006.

The amount of unrealized loss on derivative instruments included in accumulated other comprehensive income related to contracts maturing, and expected to be realized during 2009 is $141 million at December 31, 2008.

During November and December 2008, we cash settled certain foreign currency derivative contracts prior to their scheduled settlement dates. As a result of these transactions, we received $82 million in cash, which represented the fair value of these contracts at the date of settlement. In accordance with SFAS 133, effective gains of $82 million were recorded in accumulated other comprehensive income until the hedged forecasted transactions affect earnings. These gains will then be recorded as a reduction in cost of products sold on our

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Consolidated Statements of Income. Approximately $10 million in gains were recorded into earnings during the December 2008 quarter. There was no ineffectiveness related to these settled foreign currency derivative contracts.

(9) STOCKHOLDERS’ EQUITY

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

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. At December 31, 2008, there were $350 million remaining funds authorized under this program.

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefit obligations (post adoption of SFAS 158) and (5) changes in fair value of our available for sale securities.

The following table shows the components of accumulated other comprehensive income at December 31, 2008, 2007 and 2006, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Additional Minimum Pension Liability	Unrecognized Pension and Postretirement Liability	Marketable Securities	Total
Balance at December 31, 2005	$(545)	$—	$(317)	$—	$—	$(862)

Additional minimum pension liability adjustments	—	—	194	—	—	194
Unrealized gain	173	52	—	—	—	225
Tax effect	(4)	(4)	(78)	—	—	(86)

Net of tax	169	48	116	—	—	333
Adoption of SFAS 158, net	—	—	201	(315)	—	(114)

Balance at December 31, 2006	(376)	48	—	(315)	—	(643)

Unrealized gain (loss)	309	(69)	—	—	17	257
SFAS 158	—	—	—	225	—	225
Tax effect	(34)	4	—	(79)	—	(109)

Net of tax	275	(65)	—	146	17	373

Balance at December 31, 2007	(101)	(17)	—	(169)	17	(270)

Unrealized loss	(458)	(150)	—	—	(10)	(618)
SFAS 158	—	—	—	(726)	—	(726)
Tax effect	34	47	—	274	—	355

Net of tax	(424)	(103)	—	(452)	(10)	(989)

Balance at December 31, 2008	$(525)	$(120)	$—	$(621)	$7	$(1,259)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Net Earnings per Share

Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. For the years ended December 31, 2008, 2007 and 2006, a total of approximately 2,728,410 options, 1,709,000 options and 2,021,000 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Basic and diluted earnings per share from continuing operations were calculated as follows:

Millions of dollars and shares	2008	2007	2006
Numerator for basic and diluted earnings per share—earnings from continuing operations	$418	$647	$486

Denominator for basic earnings per share—weighted-average shares	75.1	78.5	75.1
Effect of dilutive securities—stock-based compensation	0.9	1.4	1.4

Denominator for diluted earnings per share—adjusted weighted-average shares	76.0	79.9	76.5

Preferred Stock Purchase Rights

Rights to repurchase preferred stock under the Rights Agreement dated April 12, 1998 expired on May 22, 2008 pursuant to the terms of the Rights Agreement.

(10) STOCK OPTION AND INCENTIVE PLANS

We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $30 million, $40 million and $37 million in 2008, 2007, and 2006, respectively. Related income tax benefits recognized in earnings were $11 million, $15 million and $14 million in 2008, 2007, and 2006, respectively.

Unrecognized compensation cost related to non-vested stock option and RSU awards as of December 31, 2008 and December 31, 2007 totaled $38 million and $54 million, respectively. The cost of these non-vested awards is recognized over the estimated requisite service period. The weighted-average remaining vesting period of the non-vested awards is approximately 22 months.

Share-Based Employee Incentive Plans

On April 17, 2007, our shareholders approved the 2007 Omnibus Stock and Incentive Plan (“2007 OSIP”). This plan was previously adopted by our Board of Directors on February 20, 2007 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock equivalents with terms of no more than 10 years. We have reserved 3,000,000 shares of common stock for issuance, as authorized under this plan, of which 2,208,245 remain available for issuance at December 31, 2008.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Stock Options

Eligible employees receive stock options as a portion of their total compensation. Such options generally become exercisable over a three-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment.

We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions utilized in valuing options include: (1) risk-free interest rate—an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Based on the results of the model, the weighted-average fair values of stock options granted during the years ended December 31, 2008, 2007, and 2006 were $21.03, $22.54, $22.07, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2008	2007	2006
Risk-free interest rate	3.0%	4.7%	4.6%
Expected volatility	28.1%	22.6%	25.6%
Expected dividend yield	2.0%	1.9%	2.1%
Expected option life	5 years	5 years	5 years

Stock Option Activity

The following table summarizes stock option activity during the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
Thousands of shares, except per share data	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	4,304	$90.71	5,013	$84.97	3,733	$60.37
Granted	698	85.32	457	94.48	2,249	117.56
Exercised	(399)	60.38	(1,052)	63.19	(871)	63.11
Canceled or expired	(466)	131.72	(114)	106.10	(98)	90.20

Outstanding at December 31	4,137	$87.81	4,304	$90.71	5,013	$84.97

Exercisable at December 31	3,214	$87.39	3,564	$90.70	4,488	$79.47

During the year ended December 31, 2006, we granted 2,249,000 stock options of which 1,778,000 relate to Maytag options that were converted to Whirlpool options on the date of the Maytag acquisition at a weighted average grant price of $125.10.

The total intrinsic value of stock options exercised was $10 million, $39 million and $20 million for the years ended December 31, 2008, 2007 and 2006, respectively. The related tax benefits were $3 million, $15 million and $8 million in 2008, 2007 and 2006, respectively. Cash received from the exercise of stock options was $21 million, $68 million, and $54 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The fair value of stock options vested was $7 million, $5 million and $32 million for the years ended December 31, 2008, 2007, and 2006, respectively. Of the $32 million that vested in 2006, $27 million related to the acquisition of Maytag.

The table below summarizes additional information related to stock options outstanding at December 31, 2008:

Options in thousands	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	3,975	3,214
Weighted-average exercise price	$87.72	$87.39
Weighted-average remaining contractual term, in years	5.0	4.2

The aggregate intrinsic value of options outstanding (net of expected forfeitures) and options exercisable was nominal at December 31, 2008.

Restricted Stock Units

Eligible employees receive Restricted Stock Units (“RSU”) as a portion of their total compensation. RSU awards vest over various time periods depending upon the program, but generally vest from three years to seven years and convert to unrestricted common stock at the conclusion of the vesting period. All or a portion of an award may be canceled if employment is terminated before the end of the relevant vesting period. Certain awards accrue dividend equivalents on outstanding RSUs (in the form of additional RSUs) based on dividends declared on Whirlpool common stock. We measure compensation cost based on the closing market price of Whirlpool common stock at the grant date.

The following table summarizes RSU activity during the year ended December 31, 2008:

RSUs in thousands	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2007	1,499	$87.55
Granted	310	55.83
Canceled	(524)	77.61
Vested and transferred to unrestricted	(177)	71.86

Non-vested, December 31, 2008	1,108	$77.66

Nonemployee Director Equity Plan

Our Nonemployee Director Equity Plan provides for (1) a one time grant of 1,000 shares of common stock made at the time a director first joins the Board; (2) an annual grant of stock options, with the number of options to be determined by dividing $36,000 by the product of the fair market value of a single share of our common stock on the final trading day before the annual meeting of stockholders multiplied by 0.35; and (3) an annual grant of stock, with the number of shares to be issued to the director determined by dividing $54,000 by the average fair market value of a single share of our common stock for the final three trading days before the grant. The exercise price under each option granted is the fair market value of the common stock on the last trading day before the annual meeting of stockholders.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(11) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers.

We incurred total restructuring charges of $149 million, $61 million, $55 million during the years ended December 31, 2008, 2007, 2006 respectively. These charges are included in restructuring in our Consolidated Statements of Income and other long-term liabilities on our Consolidated Balance Sheets and primarily consist of charges to restructure the cooking platform in Latin America, shift refrigeration and dishwasher capacity to lower cost regions in Europe and North America, restructure the laundry platform in North America and Europe and reorganize the salaried workforce throughout Europe and North America.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide beginning during the fourth quarter of 2008 and through the beginning of 2010. We expect to incur approximately $110 million in employee termination costs, $19 million in asset impairment costs and $1 million in other associated costs for a total of $130 million that will be incurred as a result of this workforce reduction. During the December 2008 quarter we incurred charges of $64 million associated with this workforce reduction, which are included in the $149 million in total restructuring charges discussed above. As of December 31, 2008, approximately $66 million of these workforce reduction costs remain, of which $51 million will result in future cash expenditures.

Our 2008 restructuring initiatives are reducing our overall workforce by approximately 5,000 employees and contractors worldwide through the beginning of 2010. We expect to incur additional costs of $39 million in our Europe region, $7 million in our Latin America region, $18 million in our North American region and $2 million in corporate expenses through the beginning of 2010 related to these initiatives. For additional information about restructuring charges by business segment, see Note 14.

Maytag integration restructuring accruals resulted from the closing of the Newton, Iowa, Herrin, Illinois and Searcy, Arkansas laundry manufacturing plants as well as the former headquarters and other administrative offices during 2006. The costs accrued are recorded in other long-term liabilities on our Consolidated Balance Sheets with a corresponding initial amount recorded to goodwill. As of March 31, 2008, we revised our estimate and reduced certain Maytag exit, relocation and employee termination accruals which resulted in a corresponding decrease to goodwill. No additional revisions were made during the remainder of 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

A summary of our restructuring liability balance and full year restructuring activity for 2008, 2007, 2006 is as follows:

Millions of dollars	January 1, Balance	Maytag Acquistion	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	December 31, Balance
2008
Termination costs	$56	$—	$134	$(86)	$—	$(21)	$(1)	$82
Non-employee exit costs	44	—	15	(12)	(18)	(7)	—	22

Total	$100	$—	$149	$(98)	$(18)	$(28)	$(1)	$104

2007
Termination costs	$128	$—	$34	$(95)	$—	$(13)	$2	$56
Non-employee exit costs	49	—	27	(30)	(18)	16	—	44

Total	$177	$—	$61	$(125)	$(18)	$3	$2	$100

2006
Termination costs	$15	$134	$26	$(100)	$—	$51	$2	$128
Non-employee exit costs	4	35	29	(15)	(20)	16	—	49

Total	$19	$169	$55	$(115)	$(20)	$67	$2	$177

(12) INCOME TAXES

Income tax expense is as follows:

Year ended December 31—Millions of dollars	2008	2007	2006
Current:
Federal	$9	$(28)	$125
State and local	14	8	(7)
Foreign	66	128	68

	89	108	186
Deferred:
Federal	(309)	28	(112)
State and local	(31)	3	1
Foreign	50	(22)	51

	(290)	9	(60)

Total income tax (benefit) expense	$(201)	$117	$126

Domestic and foreign earnings (loss) before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2008	2007	2006
Domestic	$(433)	$103	$231
Foreign	679	701	388

Total earnings (loss) from continuing operations before income tax and other items	$246	$804	$619

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31	2008	2007	2006
Income tax rate computed at U.S. federal statutory rate	35.0%	35.0%	35.0%

U.S. foreign tax credits	(73.9)	(2.2)	(5.3)
U.S. tax on foreign dividends and subpart F income	66.6	0.7	2.9
U.S. government tax incentives	(42.6)	(3.7)	(10.2)
Foreign government tax incentive	(34.5)	(7.6)	(2.7)
Deductible interest on capital	(13.4)	(2.7)	(3.1)
Foreign tax rate differential	(9.4)	(1.4)	1.6
Settlement of global tax audits	(8.6)	2.7	2.6
State and local taxes, net of federal tax benefit	(6.7)	1.0	0.3
Real estate donations	—	(1.1)	—
Medicare Part D subsidy	—	(0.6)	(1.1)
Impact of tax rate changes	0.7	1.9	—
Valuation allowances	2.1	(7.1)	0.3
Foreign withholding taxes	4.7	1.9	2.3
Other items, net	(1.7)	(2.3)	(2.2)

Effective tax rate	(81.7)%	14.5%	20.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Significant components of our deferred tax liabilities and assets from continuing operations are as follows:

December 31—Millions of dollars	2008	2007
Deferred tax liabilities
Property, plant and equipment	$229	$262
Financial services leveraged leases	22	25
Pensions	17	17
Software costs	12	17
LIFO inventory	86	81
Intangibles	633	633
Other	164	163

Total deferred tax liabilities	1,163	1,198

Deferred tax assets
Postretirement obligations	470	492
Inventory prepayments	323	—
Pensions	439	189
Restructuring costs	28	30
Product warranty accrual	75	85
Receivable and inventory allowances	57	46
Capital loss carryforwards	—	19
Loss carryforwards	306	286
Employee payroll and benefits	87	128
Foreign tax credit carryforwards	4	102
U.S. general business credit carryforwards	175	88
Hedging	109	2
Accrued expenses	68	128
Other	218	135

Total deferred tax assets	2,359	1,730

Valuation allowances for deferred tax assets	(147)	(72)

Deferred tax assets, net of valuation allowances	2,212	1,658

Net deferred tax assets	$1,049	$460

At December 31, 2008, we have net operating loss carryforwards of $1,380 million, $789 million of which do not expire, with substantially all of the remaining expiring in various years through 2013. As of December 31, 2008, we had $4 million of foreign tax credit carryforwards and $175 million of U.S. general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2016 and 2028.

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $147 million at December 31, 2008 consists of $86 million of net operating loss carryforwards and $61 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.

We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $147 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

been no deferred tax liability provided on the remaining amount of unremitted earnings of $1.8 billion at December 31, 2008. Should we make a distribution out of the $1.8 billion of unremitted earnings, we would be subject to additional U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of provisions that are intended to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed certain Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We have historically, and will continue to, invest over 2% of our annual sales in research and development to provide innovative and energy efficient products that meet these standards for our customers. As a result, during the December 2008 quarter and in future periods through 2010 we expect to record a tax credit benefit under the provisions of the Act related to the production of qualifying appliances. Including the Energy Credit, total general business tax credits recorded during 2008 reduced our effective tax rate by 43%.

We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109” (“FIN 48”) on January 1, 2007, at which time the total amount of gross unrecognized tax benefit on the Consolidated Balance Sheet was $166 million. Upon adoption of FIN 48, we recognized a $2 million increase in the liability for unrecognized tax benefits and a $2 million decrease in federal benefit related to state uncertain tax positions. The increase has been accounted for as a reduction to retained earnings in the amount of $8 million and a reduction to goodwill in the amount of $4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions of dollars	2008	2007
Balance, January 1	$189	$166
Additions for tax positions of the current year	4	36
Additions for tax positions of the prior year	2	20
Reductions for tax positions of prior years for:
Changes in judgment	(39)	(28)
Settlements during the period	(37)	(4)
Lapses of applicable statute of limitation	—	(1)

Balance, December 31	$119	$189

Included in the liability for unrecognized tax benefits at December 31, 2008 and 2007 are $119 and $141 million, respectively, of unrecognized tax benefits that if recognized would impact the effective tax rate, net of $16 million and $16 million, respectively, of federal benefits related to state uncertain tax positions.

We recognize charges related to interest and penalties for unrecognized tax benefits as a component of income tax expense. As of December 31, 2008 and 2007, we have accrued interest and penalties of $25 and $40 million, respectively. Interest and penalties are not included in the tabular rollforward of unrecognized tax benefits above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2006. The Internal Revenue Service commenced an examination of our U.S. income tax returns for 2006 and 2007 in the fourth quarter of 2008 that is anticipated to be completed during early 2010. It is reasonably possible that certain unrecognized tax benefits of $1 million could be settled with the related jurisdictions during the next 12 months.

(13) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

We have funded and unfunded noncontributory defined benefit pension plans that cover substantially all of our North American employees and certain European, Asian and Brazilian employees. The formula for U.S. salaried employees covered under the defined benefit plan sponsored by Whirlpool was based on years of service and final average salary, while the formula for U.S. hourly employees covered under the defined benefit plans sponsored by Whirlpool was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the defined benefit plan sponsored by Maytag, including a cash balance formula. The U.S. plans are frozen for the majority of participants. An enhanced defined contribution plan is being provided to affected employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost.

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

Amended Plans

On August 1, 2008, certain retiree medical benefits for the retirees and remaining active participants associated with our Newton, Iowa manufacturing facility were amended (Newton Amendment), effective January 1, 2009, to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. The result of this amendment was a reduction in the postretirement benefit obligation of $229 million with a corresponding increase to other comprehensive income, net of tax.

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

In December of 2007, The Maytag Corporation Employees Retirement Plan was amended to cease all benefit accruals effective December 31, 2007 for the production plant in Amana, Iowa. An enhanced defined

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

contribution benefit was provided to eligible affected employees subsequent to the effective date of the plan amendment. Also, effective for retirements on and after January 1, 2008, a retirement supplement of $300 per month will be provided for 24 months following the retirement of eligible Amana hourly employees retiring during the term of the current union agreement. The effect of this amendment was to increase the PBO at December 31, 2007 by approximately $2 million.

In July of 2007, we announced certain changes to the Whirlpool Retiree Healthcare Plan that took effect on January 1, 2008 and January 1, 2009. These changes include an adjustment to the Retiree Health Savings Account (RHSA) credit received by certain groups of heritage Maytag and heritage Whirlpool employees, the substitution of post-65 drug coverage with a credit or adjusted notional account that may be used to offset the cost of Medicare Part D premiums or other employer-sponsored medical coverage for certain groups of heritage Maytag and heritage Whirlpool retirees; and the replacement of certain heritage Maytag retiree medical plans with PPO coverage offered under the Whirlpool Retiree Healthcare Plan. As a result of these changes, we recognized a reduction in our long-term post-employment obligation of $82 million. An additional $46 million reduction in the long-term post-employment benefit obligation was realized as a result of a change in discount rate consistent with the July 1, 2007 remeasurement date. The offsetting credit was recorded, net of the related deferred tax asset, as an increase in accumulated other comprehensive income.

The U.S. heritage Whirlpool and Maytag pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For heritage Whirlpool salaried employees who are eligible to retire before January 1, 2010, the plan freeze will be effective December 31, 2009. The Whirlpool Production Employees Retirement Plans (“WPERP”) at Fort Smith and LaVergne, which cover union employees, were amended to cease all benefit accruals effective June 30, 2007 and January 31, 2007, respectively. An enhanced defined contribution plan is being provided to affected employees subsequent to the plan freezes.

The Pension Protection Act of 2006 required changes in the basis for calculating lump sum payments effective January 1, 2008. The effect of these changes reduced the projected benefit obligation (“PBO”) at December 31, 2007 by approximately $39 million.

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

Millions of dollars	2008	2007	2006
401 (k) Company contributions	$70	$68	$29

Adoption of SFAS No. 158

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires that we recognize the funded status of our defined benefit pension plans and other postretirement plans on our Consolidated Balance Sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

unrecognized prior service costs and credits, which were previously netted against the plans’ funded status in our Consolidated Balance Sheets pursuant to the provisions of SFAS 87, “Employers’ Accounting for Pensions” and SFAS 106. These amounts will be subsequently recognized as net periodic (benefit) cost pursuant to our accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic (benefit) cost in the same periods will be recognized as a component of other comprehensive income. These gains and losses will be subsequently recognized as a component of net periodic (benefit) cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158.

The incremental effects of adopting SFAS 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table:

Millions of dollars	Before Adopting SFAS 158	Adjustments to Adopt SFAS 158	After Adopting SFAS 158
Assets
Noncurrent benefit asset	$12	$(12)	$—
Intangible asset	38	(38)	—
Deferred tax asset	115	63	178

Liabilities
Current benefit liability	—	113	113
Noncurrent benefit liability	2,031	14	2,045

Stockholders’ Equity
Accumulated other comprehensive loss	(201)	(114)	(315)

We use a December 31 measurement date for our pension and postretirement benefit plans.

Obligations and Funded Status at End of Year

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Funded Status
Fair value of plan assets	$2,212	$3,062	$156	$180	$—	$—
Benefit obligations	3,547	3,580	342	393	904	1,151

Funded status	$(1,335)	$(518)	$(186)	$(213)	$(904)	$(1,151)

Amounts recognized in the statement of financial position
Noncurrent asset	$—	$—	$3	$13	$—	$—
Current liability	(12)	(8)	(7)	(10)	(82)	(90)
Noncurrent liability	(1,323)	(510)	(182)	(216)	(822)	(1,061)

Amount recognized	$(1,335)	$(518)	$(186)	$(213)	$(904)	$(1,151)

Amounts recognized in accumulated other comprehensive income (pre-tax)
Net actuarial loss	$1,187	$275	$41	$31	$75	$131
Prior service (credit)/cost	(23)	(23)	4	4	(290)	(150)
Transition (asset)/obligation	—	—	(1)	(1)	1	1

Amount recognized	$1,164	$252	$44	$34	$(214)	$(18)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The PBO and fair value of plan assets for pension plans with a PBO in excess of plan assets at December 31, 2008 and 2007 were as follows:

	U.S. Pension Benefits		Foreign Pension Benefits
Millions of dollars	2008	2007	2008	2007
PBO	$3,547	$3,580	$275	$280
Fair value of plan assets	2,212	3,062	85	55

The PBO, ABO and fair value of plan assets for pension plans with an ABO in excess of plan assets at December 31, 2008 and 2007 were as follows:

	U.S. Pension Benefits		Foreign Pension Benefits
Millions of dollars	2008	2007	2008	2007
PBO	$3,547	$3,580	$213	$274
ABO	3,537	3,559	204	259
Fair value of plan assets	2,212	3,062	27	50

Change in Benefit Obligation

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Benefit obligation, beginning of year	$3,580	$3,777	$393	$360	$1,151	$1,304
Service cost	14	25	7	7	21	22
Interest cost	211	215	22	19	66	73
Plan participants’ contributions	—	—	2	2	18	16
Actuarial (gain)/loss	52	(19)	(3)	(23)	(56)	(80)
Gross benefits paid	(305)	(381)	(30)	(26)	(113)	(112)
less: federal subsidy on benefits paid	—	—	—	—	5	5
Plan amendments	1	(37)	—	—	(182)	(82)
Acquisitions/divestitures	—	—	—	(1)	—	—
New plans	—	—	9	23	—	1
Curtailments	—	—	(17)	—	—	—
Settlements	(6)	—	(1)	(1)	—	—
Foreign currency exchange rates	—	—	(40)	33	(6)	4

Benefit obligation, end of year	$3,547	$3,580	$342	$393	$904	$1,151

ABO, end of year	$3,537	$3,559	$326	$374	$—	$—

Weighted-Average Assumptions Used to Determine Benefit Obligation at End of Year

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	6.05%	6.15%	1.5-13.2%	3.5-11.3%	5.95%	6.05%
Rate of compensation increase	4.5%	4.5/3.0%	2.0-7.1%	2.0-7.1%	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.00%	8.50%
Ultimate rate	—	—	—	—	5.00%	5.00%
Years to ultimate	—	—	—	—	6	7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Change in Plan Assets

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007	2008	2007
Fair value of plan assets, beginning of year	$3,062	$3,146	$180	$137	$—	$—
Actual return on plan assets	(633)	222	(15)	(3)	—	—
Employer contribution	94	75	32	25	95	96
Plan participants’ contributions	—	—	2	2	18	16
Gross benefits paid	(305)	(381)	(30)	(26)	(113)	(112)
Acquisitions/divestitures	—	—	—	—	—	—
New plans	—	—	9	31	—	—
Settlements	(6)		(1)	—	—	—
Foreign currency exchange rates	—	—	(21)	14	—	—

Fair value of plan assets, end of year	$2,212	$3,062	$156	$180	$—	$—

U.S. Pension Plan Asset Allocation

Millions of dollars	Target Allocation	Percentage of Plan Assets
	2009	2008	2007
Asset Category
Equity securities	60%	53%	64%
Debt securities	40	47	36

Total	100%	100%	100%

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1927 through 2008 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.

Foreign Pension Plan Asset Allocation

Millions of dollars	Target Allocation	Percentage of Plan Assets
	2009	2008	2007
Asset Category
Equity securities	33%	33%	41%
Debt securities	50	52	50
Other	17	15	9

Total	100%	100%	100%

For foreign pension plans, the expected rate of return on plan assets was determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Components of Net Periodic Benefit Cost

Millions of dollars	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$14	$25	$82	$7	$7	$12	$21	$22	$21
Interest cost	211	215	197	22	19	18	66	73	66
Expected return on plan assets	(240)	(251)	(224)	(11)	(10)	(8)	—	—	—
Amortization:
Actuarial loss/(gain)	12	16	26	1	1	1	1	4	13
Prior service cost/(credit)	—	5	9	1	1	1	(25)	(13)	(8)
Transition obligation	—	—	—	—	—	1	—	—	—
Curtailment loss/(gain)	1	14	6	(7)	—	(5)	(17)	—	—
Settlement loss	2	—	—	—	—	—	—	—	—
One-time benefit (credit)/charge for new plan	—	—	—	—	(8)	—	—	1	—

Net periodic benefit cost	$—	$24	$96	$13	$10	$20	$46	$87	$92

During 2008, we recognized a curtailment gain of $7 million related to the conversion of our Mexico defined benefit plan to a defined contribution plan. Additionally, we recognized a curtailment gain of $17 million in our U.S. postretirement health care plan as a result of the reduction in force announced on October 27, 2008. See Note 11 for additional information regarding our restructuring initiatives.

During 2007 and 2006 we recognized curtailment losses of $14 million and $6 million, respectively, related to amendments to cease all benefit accruals in our WPERPs for Fort Smith and LaVergne. Additionally, as a result of a change in law in Italy, we recognized a curtailment gain of $5 million in 2006.

We acquired Maytag on March 31, 2006, and the pension and postretirement net periodic cost has been reflected from that date forward.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Pre-Tax) in 2008

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Curtailment effects	$(1)	$(9)	$17
Settlements	(2)	—	—
Current year actuarial loss/(gain)	926	21	(55)
Amortization of actuarial loss	(12)	(1)	(1)
Current year prior service cost/(credit)	1	—	(182)
Amortization of prior service (cost)/credit	—	(1)	25
Amortization of transition obligation/(asset)	—	—	—

Total recognized in other comprehensive income (pre-tax)	$912	$10	$(196)

Total recognized in net periodic benefit costs and other comprehensive income (pre-tax)	$912	$23	$(150)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Weighted-Average Assumptions Used to Determine Net Periodic Cost

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.15%	5.85%	5.60/6.05%	3.50-11.30%	3.00-11.30%	4.00-11.30%	6.05/6.55%	5.75/6.15%	5.50/6.05%
Expected long- term rate of return on plan assets	8.25%	8.50%	8.50%	4.50-11.30%	4.50-11.30%	4.50-11.30%	—	—	—
Rate of compensation increase	4.50/3.00%	4.50/3.00%	4.50%	2.00-7.10%	2.00-7.10%	2.50-7.10%	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	—	—	8.50%	9.00%	9.00%
Ultimate rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	—	—	—	7	4	4

Additional Information

Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Income into Net Period Pension Cost in 2009

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial (gain)/loss	$32	$3	$—
Prior service (credit)/cost	—	—	(33)

Total	$32	$3	$(33)

Estimated impact of one percentage-point change in assumed health care cost trend rate

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$5	$(5)
Effect on postretirement benefit obligations	54	(50)

Funding Policy

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

Expected Employer Contributions to Funded Plans

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits
2009	$80	$13

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The $80 million expected to be contributed to the U.S. pension plans during 2009 represents required contributions to our funded U.S. pension plans.

The $13 million expected to be contributed to the foreign pension plans during 2009 represents contributions to our funded foreign pension plans.

Expected Benefit Payments

			Other Postretirement Benefits
Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Gross	Expected Federal Subsidy
2009	$318	$18	$85	$(3)
2010	264	18	88	(3)
2011	260	20	90	(3)
2012	258	22	88	(4)
2013	257	23	85	(4)
2014-2018	1,290	127	385	(23)

(14) BUSINESS SEGMENT INFORMATION

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

Sales activity with Sears, a North American major home appliance retailer, represented 11%, 12% and 14% of consolidated net sales in 2008, 2007, and 2006, respectively. Related receivables were 13% and 16% of consolidated trade receivables as of December 31, 2008 and 2007, respectively.

We conduct business in two countries that individually comprised over 10% of consolidated net sales and/or total assets within the last three years. The United States represented 48%, 53%, 63% of net sales for 2008, 2007, and 2006, respectively, while Brazil totaled 16%, 12%, 9% for 2008, 2007, and 2006, respectively. As a percentage of total assets, the United States accounted for 51%, and 51% at the end of 2008 and 2007, respectively. Brazil accounted for 10% and 15% of total assets at the end of 2008 and 2007, respectively.

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2008, the operating segments recorded total restructuring costs (See Note 11) as follows: North America—$56 million, Europe—$78 million, Latin America—$7 million, Asia—$2 million and Corporate—$6 million, for a total of $149 million. For 2007, the operating segments recorded total restructuring costs (See Note 11) as follows: North America—$13 million, Europe—$28 million and Latin America—$20 million, for a total of $61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

million. For 2006, the operating segments recorded total restructuring costs as follows: North America—$18 million, Europe—$23 million, Latin America—$7 million and Asia—$7 million, for a total of $55 million.

	GEOGRAPHIC SEGMENTS
Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2008	$10,781	$4,016	$3,704	$593	$(187)	$18,907
2007	11,735	3,848	3,437	557	(169)	19,408
2006	11,642	3,432	2,692	457	(143)	18,080
Intersegment sales
2008	$148	$336	$219	$161	$(864)	$—
2007	171	504	169	220	(1,064)	—
2006	64	494	141	231	(930)	—
Depreciation and amortization
2008	$329	$131	$96	$22	$19	$597
2007	352	115	84	22	20	593
2006	332	105	72	21	20	550
Operating profit (loss)
2008	$199	$149	$478	$10	$(287)	$549
2007	646	246	438	(6)	(261)	1,063
2006	667	192	237	(11)	(262)	823
Total assets
2008	$8,038	$3,592	$2,094	$639	$(831)	$13,532
2007	8,107	3,394	2,615	689	(796)	14,009
2006	8,449	3,001	2,037	603	(331)	13,759
Capital expenditures
2008	$253	$156	$100	$21	$17	$547
2007	251	144	110	20	11	536
2006	320	129	92	23	12	576

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2008:
Net sales	$4,315	$4,902	$5,076	$4,614
Cost of products sold	3,842	4,217	4,324	4,000
Net earnings available to common stockholders	44	163	117	94

Per share of common stock:
Basic net earnings	0.60	2.18	1.55	1.23
Diluted net earnings	0.60	2.15	1.53	1.22
Dividends	0.43	0.43	0.43	0.43

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Three months ended
Millions of dollars, except per share data	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2007:
Net sales	$5,325	$4,840	$4,854	$4,389
Cost of products sold	4,487	4,148	4,121	3,761
Net earnings available to common stockholders	187	175	161	117

Per share of common stock:
Basic net earnings	2.42	2.24	2.04	1.48
Diluted net earnings	2.38	2.20	2.00	1.46
Dividends	0.43	0.43	0.43	0.43

The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.

FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2008	2007	2006	2005	2004
CONSOLIDATED OPERATIONS
Net sales	$18,907	$19,408	$18,080	$14,317	$13,220
Operating profit(1)	549	1,063	823	792	758
Earnings from continuing operations before income taxes and other items	246	804	619	597	616
Earnings from continuing operations	418	647	486	422	406
Loss from discontinued operations(2)	—	(7)	(53)	—	—
Net earnings available to common stockholders	418	640	433	422	406
Net capital expenditures	547	536	576	494	511
Depreciation	569	562	520	440	443
Dividends	128	134	130	116	116

CONSOLIDATED FINANCIAL POSITION
Current assets	$6,044	$6,555	$6,517	$4,763	$4,514
Current liabilities	5,563	5,893	6,043	4,354	3,985
Working capital	481	662	474	409	529
Property, plant and equipment-net	2,985	3,212	3,157	2,511	2,583
Total assets	13,532	14,009	13,759	8,301	8,181
Long-term debt	2,002	1,668	1,798	745	1,160
Stockholders’ equity	3,006	3,911	3,283	1,745	1,606

PER SHARE DATA
Basic earnings from continuing operations before accounting change	$5.57	$8.24	$6.47	$6.30	$6.02
Diluted earnings from continuing operations before accounting change	5.50	8.10	6.35	6.19	5.90
Diluted net earnings	5.50	8.01	5.67	6.19	5.90
Dividends	1.72	1.72	1.72	1.72	1.72
Book value	39.54	48.96	42.93	25.54	23.31
Closing Stock Price—NYSE	41.35	81.63	83.02	83.76	69.21

KEY RATIOS
Operating profit margin	2.9%	5.5%	4.6%	5.5%	5.7%
Pre-tax margin(3)	1.3%	4.1%	3.4%	4.2%	4.7%
Net margin(4)	2.2%	3.3%	2.7%	2.9%	3.1%
Return on average stockholders’ equity(5)	10.7%	18.1%	15.7%	24.6%	30.3%
Return on average total assets(6)	3.0%	4.6%	3.9%	5.1%	5.2%
Current assets to current liabilities	1.1	1.1	1.1	1.1	1.1
Total debt-appliance business as a percent of invested capital(7)	46.0%	34.5%	41.2%	40.4%	45.7%
Price earnings ratio	7.5	10.2	14.6	13.5	11.7

OTHER DATA
Number of common shares outstanding (in thousands):
Average—on a diluted basis	76,019	79,880	76,471	68,272	68,902
Year-end	73,536	75,835	78,484	67,880	66,604
Number of stockholders (year-end)	14,515	15,011	15,311	7,442	7,826
Number of employees (year-end)	69,612	73,682	73,416	65,682	68,125
Total return to shareholders (five year annualized)(8)	(8.5)%	11.8%	4.9%	14.5%	3.7%

(1)	Restructuring charges were $149 million in 2008, $61 million in 2007, $55 million in 2006, $57 million in 2005 and $15 million in 2004.

(2)	Our earnings from continuing operations exclude certain dispositions adjacent to the Maytag acquisition.

(3)	Earnings from continuing operations before income taxes and other items, as a percent of sales.

(4)	Earnings from continuing operations, as a percent of sales.

(5)	Net earnings (loss), divided by average stockholders’ equity.

(6)	Net earnings (loss), divided by average total assets.

(7)	Debt divided by debt, stockholders’ equity and minority interests.

(8)	Stock appreciation plus reinvested dividends.

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
February 19, 2009

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

The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2008.

Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page F-59.

/s/ JEFF M. FETTIG	/s/ ROY W. TEMPLIN
Jeff M. Fettig	Roy W. Templin
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 19, 2009	February 19, 2009

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 12 of the notes to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As described in Note 13 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 19, 2009

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Whirlpool Corporation and our report dated February 19, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 19, 2009

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2008, 2007 and 2006

(millions of dollars)

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions —Describe		Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts—accounts receivables	$83	$29	$—	$(46	)—A	$66
Year Ended December 31, 2007:
Allowance for doubtful accounts—accounts receivables	84	19	—	(20	) —A	83
Year Ended December 31, 2006:
Allowance for doubtful accounts—accounts receivables	76	19	14 —B	(25	) —A	84

Note A—The amounts represent accounts charged off, less recoveries of $0 in 2008, $0 in 2007, and $0 in 2006, translation adjustments and transfers.

Note B—The amount represents allowances for doubtful accounts recorded as part of the Maytag acquisition.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2008

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a “(Z).”

Number and Description of Exhibit
2

Agreement and Plan of Merger dated as of August 22, 2005 among Whirlpool Corporation, Whirlpool Acquisition Co. and Maytag Corporation. [Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on August 22, 2005]

3(i)	Restated Certificate of Incorporation of Whirlpool Corporation. [Incorporated by reference from Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

3(ii)	By-Laws of Whirlpool Corporation (as amended and restated, effective June 19, 2007). [Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on June 22, 2007]

4(i)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

4(ii)

Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed on March 21, 2000]

4(iii)

Indenture dated as of June 15, 1987 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Maytag Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987]

4(iv)

First Supplemental Indenture dated as of September 1, 1989 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Exhibit 4.3 to Maytag Corporation’s Form 8-K dated September 28, 1989]

4(v)

Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference from Exhibit 4.1 to Maytag Corporation’s Form 8-K filed on October 31, 2001]

10(iii)(a)

Amended and Restated Long-Term Five-Year Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A., as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, ABN AMRO Bank N.V., The Royal Bank of Scotland PLC and Bank of America, N.A., as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2005]

10(iii)(b)

Whirlpool Corporation Nonemployee Director Stock Ownership Plan (amended as of February 16, 1999, effective April 20, 1999). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 1999 annual meeting of stockholders]

10(iii)(c)

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

10(iii)(d)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

E-1

Number and Description of Exhibit
10(iii)(e)	Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (as amended and restated, effective January 1, 2009). (Z)

10(iii)(f)	Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 21, 2005]

10(iii)(g)

Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2008). (Z) [Incorporated by reference to Exhibit 10(iii)(a) to the Company’s Form 10-Q filed on April 24, 2008]

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Form 10-Q filed on April 24, 2008]

10(iii)(i)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(j)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(k)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 annual meeting of stockholders]

10(iii)(l)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2002 annual meeting of stockholders]

10(iii)(m)

Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007). (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement for the 2007 annual meeting of stockholders]

10(iii)(n)	Omnibus Equity Plans 409A Amendment (effective December 19, 2008). (Z)

10(iii)(o)

Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

10(iii)(p)	Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement. (Z)

10(iii)(q)

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(r)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001]

10(iii)(s)	Addendum to Whirlpool Corporation Special Retention Program Features (effective January 1, 2005). (Z)

10(iii)(t)

Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(u)	Form of Compensation and Benefits Assurance Agreements (as amended and restated, effective December 31, 2008). (Z)

E-2

Number and Description of Exhibit
10(iii)(v)	Whirlpool Corporation Performance Excellence Plan. (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2004 annual meeting of stockholders]

10(iii)(w)	Amendment to Whirlpool Corporation Performance Excellence Plan (as amended effective January 1, 2005). (Z)

10(iii)(x)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(y)

Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009). (Z)

10(iii)(z)

Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 1994). (Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

10(iii)(aa)	Amendment to Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 2009). (Z)

10(iii)(bb)

Whirlpool Corporation Key Employee Treasury Stock Ownership Plan (effective October 16, 2001). (Z) [Incorporated by reference from Exhibit 10(iii)(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001]

10(iii)(cc)	Employment Agreement with Paulo F.M.O. Periquito, dated January 1, 1998. (Z) [Incorporated by reference from Exhibit 10 to the Company’s Form 10-Q for the period ended March 31, 1998]

10(iii)(dd)	Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009). (Z)

10(iii)(ee)	Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009). (Z)

10(iii)(ff)	Whirlpool Corporation Form of Indemnity Agreement. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2006]

10(iii)(gg)

Selling Agency Agreement dated February 25, 2008 among Whirlpool, Banc of America Securities LLC and Greenwich Capital Markets, Inc., as representatives of the several underwriters named therein. [Incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed on February 28, 2008]

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