Form 10-Q
period 2009-03-31
WHIRLPOOL CORP /DE/
filed 2009-04-27
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2000 M-63 Benton Harbor, Michigan	49022-2692 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (269) 923-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 23, 2009
Common stock, par value $1 per share	73,825,859

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three Months Ended March 31, 2009

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

This document contains forward-looking statements that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool Corporation’s forward-looking statements. Among these factors are: (1) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (2) the effects of the global economic crisis on our customers, suppliers and the availability of credit; (3) Whirlpool’s ability to continue its relationship with significant trade customers, including Sears Holding Corporation in North America (accounting for approximately 11% of Whirlpool’s 2008 consolidated net sales of $18.9 billion) and the ability of these trade customers to maintain or increase market share; (4) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (5) the ability of Whirlpool to manage foreign currency fluctuations; (6) litigation including product liability and product defect claims; (7) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (9) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (10) health care cost trends and regulatory changes that could increase future funding obligations for pension and other postretirement benefit plans; (11) Whirlpool’s ability to obtain and protect intellectual property rights; (12) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (13) the effects of governmental investigations or related actions by third parties; (14) the impact of labor relations; (15) our ability to attract, develop and retain executives and other qualified employees; (16) the cost of compliance with environmental and health and safety regulations.

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

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31

(Millions of dollars, except per share data)

	2009	2008
Net sales	$3,569	$4,614

Expenses
Cost of products sold	3,045	4,000
Selling, general and administrative (exclusive of intangible amortization)	327	440
Intangible amortization	7	7
Restructuring costs	24	8

Operating profit	166	159

Other income (expense)
Interest and sundry income (expense)	(47)	(7)
Interest expense	(62)	(49)

Earnings before income taxes and other items	57	103
Income tax (benefit) expense	(16)	3

Net earnings	73	100
Less: Net earnings available to noncontrolling interests	(5)	(6)

Net earnings available to Whirlpool common stockholders	$68	$94

Per share of common stock
Basic net earnings available to Whirlpool common stockholders	$0.92	$1.23

Diluted net earnings available to Whirlpool common stockholders	$0.91	$1.22

Dividends	$0.43	$0.43

Weighted-average shares outstanding (in millions)
Basic	74.2	76.3
Diluted	74.7	77.3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2009	December 31, 2008
Assets

Current assets
Cash and equivalents	$193	$146
Accounts receivable, net of allowance for uncollectible accounts of $62 and $66 at March 31, 2009 and December 31, 2008, respectively	1,936	2,103
Inventories	2,573	2,591
Deferred income taxes	563	580
Other current assets	555	624

Total current assets	5,820	6,044

Other assets
Goodwill, net	1,726	1,728
Other intangibles, net of accumulated amortization of $108 and $96 at March 31, 2009 and December 31, 2008, respectively	1,810	1,821
Other assets	933	954

Total other assets	4,469	4,503

Property, plant and equipment
Land	70	74
Buildings	1,170	1,186
Machinery and equipment	7,492	7,549
Accumulated depreciation	(5,819)	(5,824)

Total property, plant and equipment	2,913	2,985

Total assets	$13,202	$13,532

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$2,392	$2,805
Accrued expenses	538	530
Accrued advertising and promotions	255	440
Employee compensation	356	306
Notes payable	829	393
Current maturities of long-term debt	248	202
Other current liabilities	783	887

Total current liabilities	5,401	5,563

Noncurrent liabilities
Long-term debt	1,956	2,002
Pension benefits	1,490	1,505
Postretirement benefits	744	822
Other liabilities	550	567

Total noncurrent liabilities	4,740	4,896

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 104 million shares issued at March 31, 2009 and December 31, 2008, respectively, 74 million and 73 million shares outstanding at March 31, 2009 and December 31, 2008, respectively	104	104
Additional paid-in capital	2,036	2,033
Retained earnings	4,029	3,993
Accumulated other comprehensive income (loss)	(1,323)	(1,259)
Treasury stock, 30 million shares and 31 million shares at March 31, 2009 and December 31, 2008, respectively	(1,859)	(1,865)

Total Whirlpool stockholders’ equity	2,987	3,006

Noncontrolling interests	74	67

Total equity	3,061	3,073

Total liabilities and stockholders’ equity	$13,202	$13,532

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31

(Millions of dollars)

	2009	2008
Operating activities
Net earnings	$73	$100
Adjustments to reconcile earnings to cash used in operating activities:
Depreciation and amortization	115	153
Curtailment gain	(92)	—
Gain on disposition of assets	(1)	(2)
Changes in assets and liabilities:
Accounts receivable	114	114
Inventories	(27)	(180)
Accounts payable	(362)	(187)
Restructuring charges, net of cash paid	(16)	(22)
Taxes deferred and payable, net	(12)	(5)
Accrued pension	(7)	(6)
Employee compensation	62	(90)
Other	(119)	(213)

Cash used in operating activities	(272)	(338)

Investing activities
Capital expenditures	(112)	(107)
Proceeds from sale of assets	13	1

Cash used in investing activities	(99)	(106)

Financing activities
Net proceeds from short-term borrowings	458	314
Dividends paid	(32)	(33)
Repayments of long-term debt	(1)	(127)
Proceeds from borrowings of long-term debt	—	501
Purchase of treasury stock	—	(97)
Common stock issued	—	4
Other	(5)	(5)

Cash provided by financing activities	420	557

Effect of exchange rate changes on cash and equivalents	(2)	7

Increase in cash and equivalents	47	120
Cash and equivalents at beginning of period	146	201

Cash and equivalents at end of period	$193	$321

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

General Information

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2008.

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

Long-Lived Assets

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result of this change in method, for the three months ended March 31, 2009, depreciation expense decreased by $24 million from what would have been recorded using the straight-line method, comprised of $16 million that was capitalized into ending inventories and $8 million that impacted net earnings or $0.10 per diluted share.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. We adopted SFAS 161 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, see Note 9.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted the provisions of FSP 157-2 on January 1, 2009. The adoption of this standard did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Condensed Balance Sheets and Statements of Income for the prior period to conform with this standard. Additionally, see Note 7 for disclosure reflecting the impact of SFAS 160 on our reconciliation of comprehensive income and stockholders’ equity.

(2) INVENTORIES

Millions of dollars	March 31, 2009	December 31, 2008
Finished products	$2,071	$2,213
Raw materials and work in process	688	564

	2,759	2,777
Less excess of FIFO cost over LIFO cost	(186)	(186)

Total Inventories	$2,573	$2,591

(3) GOODWILL The following table summarizes the net carrying amount of goodwill:
Reporting unit - Millions of dollars	March 31, 2009	December 31, 2008
North America	$1,722	$1,724
Embraco	4	4

Total	$1,726	$1,728

(4) FINANCING ARRANGEMENTS

On February 27, 2009, we entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Long-Term Five-Year Credit Agreement (the “Credit Agreement”), dated as of December 1, 2005, by and among Whirlpool Corporation, certain other borrowers, the lenders referred to therein, Citibank N.A., administrative agent and fronting agent, JPMorgan Chase Bank, N.A., as syndication agent, and ABN Amro Bank N.V., Royal Bank of Scotland and Bank of America, as documentation agents. The Amendment was effective immediately.

The Amendment amends our $2.2 billion Credit Agreement to (1) increase our maximum Leverage Ratio (as defined in the Credit Agreement) to 3.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2009, reverting to 3.0 to 1.0 for each fiscal quarter ended thereafter; (2) reduce our minimum Interest Coverage Ratio (as defined in the Credit Agreement) to 1.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2009, reverting to 2.0 to 1.0 for each fiscal quarter ended thereafter; (3) limit the value of the assets subject to non-permitted liens to an amount equal to $200,000,000, and permit liens on assets located outside of the United States arising by operation of law; (4) exclude an amount of non-recurring cash restructuring charges of up to $100,000,000 on a rolling 12 month basis for the purposes of calculating “Consolidated EBIT” and “Consolidated EBITDA” under the Credit Agreement; (5) for purposes of calculating the “Leverage Ratio,” provide for a $200,000,000 exclusion from the definition of “Indebtedness” for net assets or liabilities with respect to hedging contracts; and (6) increase the spread over LIBOR to 3%, the spread over prime to 2%, and the utilization fee to be paid, if amounts borrowed exceed $1.1 billion, to 1% of the outstanding loans as of the date of the Amendment; and (7) replace the facility fee with an unused commitment fee of 0.50%, as of the date of the Amendment.

We are in compliance with debt covenant requirements at March 31, 2009.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At March 31, 2009 and December 31, 2008, the guaranteed amounts totaled $228 million and $203 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at March 31, 2009 and December 31, 2008. Our total outstanding bank indebtedness under guarantees totaled $356 million and $364 million at March 31, 2009 and December 31, 2008, respectively.

As of May 16, 2008, we guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The fair value of the guarantee is nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default. For additional information about Harbor Shores see our 2009 Proxy Statement for the annual meeting of shareholders filed with the Securities and Exchange Commission on March 2, 2009.

Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2009	2008
Balance at January 1	$215	$226
Warranties issued during the period	93	92
Settlements made during the period	(94)	(110)
Other changes	(2)	3

Balance at March 31	$212	$211

Current portion	$186	$157
Non-current portion	26	54

Total	$212	$211

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Condensed Balance Sheet at March 31, 2009.

Legal Contingencies

We are currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage. However, unspecified compensatory damages are being sought. We believe these suits are without merit. We intend to vigorously defend these actions.

We are involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect in our Consolidated Condensed Financial Statements.

As previously disclosed, on February 17, 2009 we received a grand jury subpoena from the U.S. Department of Justice requesting documents relating to an antitrust investigation of the global compressor industry. Whirlpool subsidiaries in Brazil, where our compressor business is headquartered, and Italy were visited on the same day by competition authorities seeking similar information. The U.S. Department of Justice subpoena requests documents for the time period 2003 through the present. We are cooperating fully with the governmental investigations and have taken actions, and will continue to take actions, to minimize our potential exposure. In 2008, sales of compressors represented approximately 6% of our global net sales.

Subsequent to the initiation of the governmental investigations, we have been named as a defendant in 43 related antitrust lawsuits in various jurisdictions containing class action allegations instituted on behalf of purported purchasers of compressors and products containing compressors. These suits seek damages in connection with the pricing of compressors from 1996 to the present. Several other compressor manufacturers who are also the subject of government investigations have also been named as defendants in the litigation. We intend to defend the lawsuits vigorously.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future, is subject to many variables and cannot be predicted with certainty. An accrual has been established where we have determined that a loss is probable and the amount of loss can be reasonably estimated. The amount accrued at this time is not material. While it is currently not possible to reasonably estimate the aggregate amount of fines or damages to which we may potentially be subject, such fines and damages could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. No credits were recognized in 2005 through the March 2009 quarter. The Brazilian tax authority has challenged the recording of IPI tax credits. In December 2008, the Brazilian government announced a special program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. During the March 2009 quarter, we entered into a settlement with the Brazilian government under this special program and recorded an accrual of $42 million comprised of $26 million in tax charged to cost of products sold, $13 million in interest expense and $3 million in penalties charged to interest and sundry income (expense) in our Consolidated Condensed Statement of Income.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian Real (approximately $122 million U.S. Dollars based on current exchange rates), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

On March 10, 2009, we announced, in a joint press release issued with the U.S. Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the U.S. and Canada between 2001 and 2004. This recall includes 0.8 million refrigerators that we determined in the March 2009 quarter to have the same quality and potential product safety problem as the 1 million appliances disclosed in our 2008 Form 10-K. The recall is due to a defect in an electrical relay component purchased from a supplier. As a result we have accrued $55 million as the estimated cost of this recall. We have recorded $23 million and $32 million, respectively, as a charge to cost of products sold related to this accrual during the quarters ended March 31, 2009 and December 31, 2008. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million, which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. During 2008, this accrual was revised and increased to $102 million due to an anticipated increase in the response rate. Of this accrual, we had approximately $4 million remaining at March 31, 2009.

(6) FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements,” among other things, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale investments	$12	$12	$—	$—
Net derivative contracts	(168)	—	(168)	—

(7) STOCKHOLDERS’ EQUITY

Share Repurchase Program

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares under this program at an aggregate purchase price of $150 million. We made no share repurchases during the March 2009 quarter. At March 31, 2009, $350 million of authorized funds remain for share repurchases under this program.

Comprehensive Income and Stockholders’ Equity

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

The following table summarizes our comprehensive income for the periods presented:

	Three months ended March 31,
Millions of dollars	2009	2008
Net earnings as reported	$73	$100
Currency translation adjustments – net	(84)	103
Cash flow hedges – net	39	91
SFAS 158 adjustments	(13)	(14)
Available for sale securities	(4)	(13)

Comprehensive income (loss)	11	267
Less: Comprehensive income (loss) available to noncontrolling interests	7	(16)

Comprehensive income (loss) available to Whirlpool common stockholders	$4	$283

The following table summarizes the changes in stockholders’ equity:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2008	$3,073	$3,006	$67
Net earnings	73	68	5
Other comprehensive (loss) income	(62)	(64)	2

Comprehensive income (loss)	11	4	7

Treasury stock	6	6	—
Additional paid-in capital	3	3	—
Dividends declared on common stock	(32)	(32)	—

Stockholders’ equity, March 31, 2009	$3,061	$2,987	$74

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended March 31,
Millions of dollars and shares	2009	2008
Numerator for basic and diluted earnings per share - net earnings available to Whirlpool common stockholders	$68	$94

Denominator for basic earnings per share - weighted-average shares	74.2	76.3
Effect of dilutive securities - stock-based compensation	0.5	1.0

Denominator for diluted earnings per share - adjusted weighted-average shares	74.7	77.3

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three months ended March 31, 2009 and 2008, approximately 4,089,000 stock options and 2,690,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

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

We incurred restructuring charges of $24 million and $8 million during the three months ended March 31, 2009 and 2008, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges related to shift cooking and dishwasher capacity within North America and dishwasher capacity in Europe.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide from the fourth quarter of 2008 through the beginning of 2010. We expect to incur approximately $100 million in employee termination costs, $15 million in asset impairment costs and $4 million in other associated costs for a total of $119 million that will be incurred as a result of this workforce reduction. During the March 2009 quarter we incurred charges of $5 million associated with this workforce reduction, which are included in the $24 million in total restructuring charges discussed above. As of March 31, 2009, approximately $50 million of these workforce reduction costs remain, of which $44 million will result in future cash expenditures.

Our 2008 workforce reduction initiative discussed above is reducing our overall workforce by approximately 5,000 employees and contractors worldwide through the beginning of 2010. We expect to incur additional costs of $29 million in our Europe region, $6 million in our Latin America region, $13 million in our North American region and $2 million in corporate expenses through the beginning of 2010 related to these restructuring initiatives. For additional information about restructuring charges by business segment, see Note 12.

A summary of the changes to our restructuring liability balance for the three months ended March 31, 2009 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	March 31, Balance
Termination costs	$80	$14	$(29)	$—	$—	$(3)	$62
Non-employee exit costs	24	10	(2)	(9)	(1)	—	22

Total	$104	$24	$(31)	$(9)	$(1)	$(3)	$84

(9) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009 we adopted SFAS 161 which is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.

Derivative instruments are accounted for at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We primarily deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.

Hedging Strategy

We are exposed to certain risks relating to our ongoing business operations. As a result, we enter into derivative transactions to manage certain of these exposures that arise in the normal course of business. The primary risks managed by using derivative instruments are foreign currency exchange rate, commodity price and domestic and foreign interest rate risks. Fluctuations in these rates and prices can affect our operating results and financial condition. We manage the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

Foreign currency exchange rate risk

We incur expenses associated with the procurement and production of products in a limited number of countries, while we sell in the local currencies of a large number of countries. Our primary foreign currency exchange exposures result from these cross currency sales of products. As a result, we enter into foreign exchange contracts to hedge certain firm commitments and forecasted transactions to acquire products and services that are denominated in foreign currencies.

We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short term payables, receivables, inventory and intercompany loans. These forecasted cross currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends.

Commodity price risk

We enter into forward contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities.

Interest rate risk

We enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements effectively modify our exposure to interest rate risk, primarily through converting certain of our floating-rate debt to a fixed rate basis, and certain fixed-rate debt to a floating rate basis, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at March 31, 2009:

		Fair Value of(1)
Millions of dollars	Notional Amount	Hedge Assets	Hedge Liabilities	Type of Hedge(2)	Term
Designated derivatives
Foreign exchange forwards/options	$1,694	$44	$93	(CF)/(FV)	Various, up to 21 months
Commodity swaps/options	213	3	106	(CF)/(FV)	Various, up to 32 months
Interest rate swaps	10	1	—	(CF)	2010

Total designated derivatives		$48	$199

Undesignated derivatives
Foreign exchange forwards/options	$1,001	$2	$8		Various, up to 8 months
Commodity swaps/options	20	—	11		Various, up to 8 months

Total undesignated derivatives		2	19

Total derivatives		$50	$218

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of March 31, 2009, hedge assets of $46 million and $4 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $207 million and $11 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Designated derivatives are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the March 2009 quarter are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(13)	$5	(a)(b)	$—
Commodity swaps/options	24	(51)	(b)	1
Interest rate swaps	1	—	(c)	—

	$12	$(46)		$1

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(3)	$3	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$(15)
Commodity swaps	(6)

$(21)

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income related to contracts maturing, and expected to be realized during the next twelve months is a loss of $96 million at March 31, 2009.

Early Hedge Settlement

During November and December 2008, we cash settled certain foreign currency derivative contracts prior to their scheduled settlement dates. As a result of these transactions, we received $82 million in cash, which represented the fair value of these contracts at the date of settlement. In accordance with SFAS 133, effective gains of $82 million were recorded in accumulated other comprehensive income until the hedged forecasted transactions affect earnings. These gains will then be recorded as a reduction in cost of products sold on our Consolidated Condensed Statements of Income. Approximately $18 million and $10 million in gains were recorded into earnings during the March 2009 and December 2008 quarters, respectively, while the remaining $54 million in gains will be recorded into earnings during the remainder of 2009. There was no ineffectiveness related to these settled foreign currency derivative contracts.

(10) INCOME TAXES

The effective income tax rate for the three months ended March 31, 2009 was a benefit of 27.1% compared to tax expense of 2.8% for the three months ended March 31, 2008. The decrease from the prior period is primarily due to a decline in expected profitability in the U.S., a shift in earnings dispersion to our international locations and the impact of general business credits.

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $14 million associated with certain tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

(11) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008	2009	2008
Service cost	$2.8	$3.4	$1.4	$1.9	$3.4	$5.5
Interest cost	51.6	52.7	4.6	5.7	12.9	17.4
Expected return on plan assets	(49.2)	(59.9)	(2.3)	(2.7)	—	—
Amortization of transition obligation	—	—	—	(0.1)	—	—
Amortization of prior service cost (credit)	—	(0.1)	0.1	0.1	(7.7)	(4.1)
Amortization of net loss	8.3	3.1	0.9	0.5	—	0.4
Settlement and curtailment loss/(gain)	0.2	—	(1.7)	—	(91.7)	—

Net periodic cost	$13.7	$(0.8)	$3.0	$5.4	$(83.1)	$19.2

On February 9, 2009, we announced the suspension of the annual credit to retiree health savings accounts “RHSA” for the majority of active participants. The result of the indefinite suspension was a one-time curtailment gain of $89 million included in net periodic cost with an offset to other comprehensive income, net of tax. We recorded $80 million of this gain in our Consolidated Condensed Statement of Income as a component of cost of products sold and $9 million was recorded as a component of selling, general and administrative expenses. Additionally, during the March 2009 quarter, we modified benefits for certain employees which resulted in a reduction in the postretirement benefit obligation of $44 million with an offset to other comprehensive income, net of tax.

For the three months ended March 31, 2009, we contributed $12.5 million to our qualified U.S. pension plans. We expect to contribute $67.5 million to qualified U.S. pension plans during the remainder of 2009.

401(k) Defined Contribution Plan

During the March 2009 quarter we announced an indefinite suspension of company matching contributions for our 401(k) defined contribution plan covering substantially all U.S. employees. We also announced that our automatic company contributions equal to 3% of employees’ eligible pay will be contributed in company stock.

(12)	BUSINESS SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations. Intersegment sales are eliminated within each region with the exception of compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the three months ended March 31, 2009, the operating segments recorded total restructuring costs (See Note 8) as follows: North America - $12 million, Europe - $10 million, and Latin America - $2 million, for a total of $24 million. For the three months ended March 31, 2008, the operating segments recorded total restructuring charges as follows: North America - $4 million and Europe - $4 million, for a total of $8 million.

As disclosed in Note 1, we changed our method of depreciation for substantially all long lived production machinery and equipment to a modified units of production depreciation method. As a result, our depreciation expense by operating segment decreased for the March 2009 quarter as follows: North America - $14 million, Europe - $7 million, and Latin America - $3 million, for a total of $24 million. Of these declines in depreciation expense, the following amounts were capitalized into ending inventories: North America - $8 million, Europe - $7 million and Latin America - $1 million, for a total of $16 million.

	GEOGRAPHIC SEGMENTS
Three Months Ended March 31 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2009	$2,104	$696	$689	$120	$(40)	$3,569
2008	2,645	940	932	138	(41)	4,614

Intersegment sales
2009	$35	$79	$51	$37	$(202)	$—
2008	43	115	58	44	(260)	—

Depreciation and amortization
2009	$62	$22	$17	$5	$9	$115
2008	90	31	24	6	2	153

Operating profit (loss)
2009	$164	$—	$57	$5	$(60)	$166
2008	44	45	119	2	(51)	159

Total assets
March 31, 2009	$7,870	$3,042	$2,088	$624	$(422)	$13,202
December 31, 2008	8,038	3,592	2,094	639	(831)	13,532

Capital expenditures
2009	$46	$21	$11	$1	$33	$112
2008	57	23	17	6	4	107

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation is the world’s leading manufacturer of major home appliances with revenues of $18.9 billion and net earnings of $418 million for the year ended December 31, 2008. We are a leading producer of major home appliances in North America, Latin America and Europe and have a significant presence in India and China. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. For additional information about our segments, see Note 12 of the Notes to the Consolidated Condensed Financial Statements.

Our global branded consumer products strategy over the past several years has been to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.

We monitor country-specific economic factors such as gross domestic product, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.

During 2008 and through the March 2009 quarter, we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products. The results of these challenges include continued higher material and oil-related costs, liquidity strain on our suppliers, decreased consumer confidence and reduced consumer discretionary spending. We expect these conditions to continue in the foreseeable future.

FACTORS AFFECTING COMPARABILITY

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result of this change in method, for the three months ended March 31, 2009, depreciation expense decreased by $24 million from what would have been recorded using the straight-line method, comprised of $16 million that was capitalized into ending inventories and $8 million that impacted net earnings or $0.10 per diluted share.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2009, consolidated net sales were $3.6 billion. Consolidated net earnings available to Whirlpool common stockholders were $68 million, or $0.91 per diluted share, decreasing from $94 million or $1.22 per diluted share for the quarter ended March 31, 2008. The following discussion highlights significant drivers of our operating performance.

Consolidated Net Sales

Consolidated net sales decreased 22.7% compared to 2008 primarily due to a 16.1% decline in units sold and a 7.8% decrease in the average unit selling price due primarily to the impact of foreign currency. Excluding the impact of foreign currency, consolidated net sales decreased 14.2% in 2009. We define the average unit selling price as the amount that results from dividing consolidated net sales by units sold.

The table below summarizes consolidated net sales by region:

	Three Months Ended March 31,
Millions of dollars	2009	2008	Change
North America	$2,104	$2,645	(20.5)%
Europe	696	940	(25.9)
Latin America	689	932	(26.1)
Asia	120	138	(12.8)
Other/eliminations	(40)	(41)	—

Consolidated	$3,569	$4,614	(22.7)%

Significant regional trends for the quarter were as follows:

•

North America net sales decreased by 20.5% compared to 2008, primarily due to a 21.7% decrease in units sold. The decline in units sold is due to lower industry demand resulting from continued weak economies in the U.S., Mexico and Canada in 2009 and lower market share compared to the prior year. Partially offsetting the decrease in units sold is a 1.6% increase in average unit selling price primarily due to better product price/mix. Excluding the impact of foreign currency, North America net sales decreased 17.5% in 2009.

•

Europe net sales decreased by 25.9% compared to 2008. The decrease in net sales is primarily due to a 15.2% decrease in average unit selling price and a 12.6% decrease in units sold. The decrease in net sales due to a lower average unit selling price is primarily the result of unfavorable impacts of foreign currency, while the decrease in volume is primarily due to lower appliance industry demand. Excluding the impact of foreign currency, Europe net sales decreased 12.4% in 2009.

•

Latin America net sales decreased by 26.1% compared to 2008 primarily due to a 20.2% decrease in average unit selling price and a 7.3% decrease in units sold. The decrease in the average unit selling price is due mainly to the unfavorable impact of foreign currency. During the three months ended March 31, 2009 and 2008, we monetized $35 million and $41 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of March 31, 2009, $518 million of BEFIEX credits remain. Excluding the impact of foreign currency, Latin America net sales decreased 8.7% in 2009.

•

Asia net sales decreased by 12.8% compared to 2008, due to a lower average unit selling price in 2009, which decreased 13.1% as a result of the unfavorable impact of foreign currency, which more than offset improved product price/mix. Excluding the impact of foreign currency, Asia net sales increased 3.0% compared to 2008.

Gross Margin

Consolidated gross margin percentage increased in 2009 due primarily to better product price/mix and significant cost reductions which were partially offset by higher material and oil-related costs and a decrease in productivity due to volume reductions. Also contributing favorably to gross margin were certain one time items in the net amount of $31 million primarily related to a curtailment gain we realized associated with a postretirement benefit plan offset by charges related to a product recall and a foreign operating tax settlement.

The table below summarizes percentages by region:

	Three Months Ended March 31,
	2009	2008	Change
North America	15.1%	9.7%	5.4	pts
Europe	10.7	14.5	(3.8)
Latin America	15.2	21.4	(6.2)
Asia	19.4	17.6	1.8
Consolidated	14.7	13.3	1.4

Significant regional trends for the quarter were as follows:

•

North America gross margin increased primarily due to better product price/mix and a curtailment gain associated with the suspension of annual credits to retiree health savings accounts totaling $80 million. These margin improvements were partially offset by lower productivity driven by volume reductions and a $23 million charge associated with a product recall. See Notes 5 and 11 to the Consolidated Condensed Financial Statements for additional information related to product recalls and the curtailment gain, respectively.

•	Europe gross margin decreased due primarily to lower productivity driven by volume reductions.

•

Latin America gross margin decreased primarily due to higher material and oil-related costs, a $26 million charge associated with a foreign operating tax settlement and lower regional tax incentives associated with BEFIEX. The above items were partially offset by favorable productivity. See Note 5 to the Consolidated Condensed Financial Statements for additional information related to the foreign operating tax settlement.

•	Asia gross margin increased due to improvements in productivity and product price/mix.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended March 31,
Millions of dollars	2009	As a % of Sales	2008	As a % of Sales
North America	$147	7.0%	$205	7.8%
Europe	74	10.7	91	9.7
Latin America	48	6.9	81	8.7
Asia	19	15.4	23	16.4
Corporate/Other	39	—	40	—

Consolidated	$327	9.2%	$440	9.5%

For the three months ended March 31, 2009, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased as compared to the prior year period, primarily as a result of infrastructure cost reductions and lower brand investment.

Restructuring

Restructuring initiatives resulted in charges of $24 million for the three months ended March 31, 2009, reflecting ongoing efforts to optimize our global operating platform. This amount has been identified as a separate component of operating profit and primarily consists of charges related to shift cooking and dishwasher capacity within North America and dishwasher capacity in Europe. For additional information about restructuring activities see Note 8 to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) increased $40 million compared to the same period in the prior year. The increase is due to a variety of factors including charges incurred for legal defense and legal contingencies related to an antitrust investigation of the global compressor industry, the impact of foreign currency, higher mark to market losses on derivative instruments, an operating tax settlement in Brazil and other costs. See Note 5 to the Consolidated Condensed Financial Statements for additional information on the antitrust investigation.

Interest Expense

Interest expense increased $13 million when compared to the same period in the prior year. Higher interest expense is primarily due to interest charges related to entering into a foreign operating tax settlement. See Note 5 to the Consolidated Condensed Financial Statements for additional information regarding the foreign operating tax settlement.

Income Taxes

The effective income tax rate for the three months ended March 31, 2009 was a benefit of 27.1% compared to tax expense of 2.8% for the three months ended March 31, 2008. The decrease from the prior period is primarily due to a decline in expected 2009 profitability in the U.S., a shift in earnings dispersion to our international locations and the impact of general business credits. For additional information about income taxes see Note 10 to the Consolidated Condensed Financial Statements.

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders for the current quarter were $68 million or $0.91 per diluted share, versus $94 million, or $1.22 per diluted share in the comparable prior period due to the factors described above.

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning production impacts our cash flows and generally consists of increased production in the first half of the year to meet increased demand in the summer months.

The funding markets have been volatile in recent quarters and we have experienced negative global economic trends. To succeed in this environment we continue to aggressively take steps to further reduce all areas of cost, production capacity, working capital and capital expenditures. Outside the U.S., short-term funding is provided by bank borrowings on uncommitted lines of credit.

On February 27, 2009, we entered into Amendment No. 1 (the “Amendment”) to our $2.2 billion Credit Agreement to assure flexibility in future credit availability. This revolving credit facility matures in December 2010. The Amendment increases the spread over LIBOR to 3%, the spread over prime to 2% and the utilization fee to be paid, if amounts borrowed exceed $1.1 billion, to 1% of the outstanding loans and replaces the facility fee with an unused commitment fee of 0.50%. For additional information about the Amendment, see Note 4 to the Consolidated Condensed Financial Statements.

We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements. We are in compliance with financial covenants of debt agreements with lenders for all periods presented.

Pension and Postretirement Benefit Plans

Defined Benefit Plans

On February 9, 2009, we announced the indefinite suspension of the annual credit to retirement health savings accounts for the majority of active participants. The result of the suspension was a curtailment gain of $89 million. Additionally, during the March 2009 quarter, we modified benefits for certain employees which resulted in a reduction in the postretirement benefit obligation.

401(k) Defined Contribution Plan

During the March 2009 quarter we announced an indefinite suspension of company matching contributions to our 401(k) defined contribution plan covering substantially all U.S. employees. We also announced that our automatic company contributions equal to 3% of employees’ eligible pay will be contributed in company stock.

For additional information about pension and postretirement benefit plans see Note 11 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash

We expect to meet our cash needs for 2009 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $193 million at March 31, 2009, as compared to $321 million at March 31, 2008.

Cash Flows from Operating Activities

Cash used in operating activities in 2009 was $272 million, a decrease of $66 million compared to the three months ended March 31, 2008. Cash used in operations reflects lower payments for inventory, lower employee compensation payments and lower payments for promotional and other operating accruals, offset partially by higher cash payments for accounts payable and lower earnings.

Cash Flows from Investing Activities

Cash used in investing activities was an outflow of $99 million in 2009 compared to an outflow of $106 million for the same period last year. The decrease in cash used in investing activities was primarily due to higher proceeds from the sale of assets in 2009 offset partially by higher capital spending.

Cash Flows from Financing Activities

Cash provided by financing activities was $420 million in the three months ended March 31, 2009 compared to $557 million for the comparable period in the prior year. Due to higher working capital needs in 2009, net proceeds of short-term borrowings were $458 million for the three months ended March 31, 2009 compared to $314 million for the comparable period in the prior year. The prior year period also reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013 and the repayment of $125 million of 9.1% debentures. During the March 2009 quarter, we paid dividends to common stockholders totaling $32 million. During the March 2008 quarter, we repurchased stock totaling $97 million, paid dividends to common stockholders totaling $33 million and received proceeds from the issuance of common stock related to option exercises of $4 million.

OTHER MATTERS

As previously disclosed, on February 17, 2009 we received a grand jury subpoena from the U.S. Department of Justice requesting documents relating to an antitrust investigation of the global compressor industry. Whirlpool subsidiaries in Brazil, where our compressor business is headquartered, and Italy were visited on the same day by competition authorities seeking similar information. The U.S. Department of Justice subpoena requests documents for the time period 2003 through the present. We are cooperating fully with the governmental investigations and have taken actions, and will continue to take actions, to minimize our potential exposure. In 2008, sales of compressors represented approximately 6% of our global net sales.

Subsequent to the initiation of the governmental investigations, we have been named as a defendant in 43 related antitrust lawsuits in various jurisdictions containing class action allegations instituted on behalf of purported purchasers of compressors and products containing compressors. These suits seek damages in connection with the pricing of compressors from 1996 to the present. Several other compressor manufacturers who are also the subject of government investigations have also been named as defendants in the litigation. We intend to defend the lawsuits vigorously.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future, is subject to many variables and cannot be predicted with certainty. An accrual has been established where we have determined that a loss is probable and the amount of loss can be reasonably estimated. The amount accrued at this time is not material. While it is currently not possible to reasonably estimate the aggregate amount of fines or damages to which we may potentially be subject, such fines and damages could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 5 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than changes to the risk factors disclosed below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Government regulators in various jurisdictions are currently investigating alleged pricing practices in the global compressor industry, including by our compressor business headquartered in Brazil. These investigations, as well as additional investigations by other governmental agencies, could result in civil or criminal charges against Whirlpool and its employees, and the imposition of fines and penalties. In addition, we have been named as a defendant in numerous related class action lawsuits in various jurisdictions, which seek damages in connection with the pricing of compressors, and additional lawsuits may be filed. The impact of these investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.

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

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares under this program at an aggregate purchase price of $150 million. We made no share repurchases during the March 2009 quarter. At March 31, 2009, $350 million of authorized funds remain for share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a.	The following are included herein:

Exhibit 10	Amendment No. 1 to the Amended and Restated Long-Term Five-Year Credit Agreement

Exhibit 18	Preferability Letter from Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 27, 2009