Form 10-Q
period 2009-06-30
WHIRLPOOL CORP /DE/
filed 2009-07-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 20, 2009
Common stock, par value $1 per share	74,028,677

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three and Six Months Ended June 30, 2009

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in the annual report, including those within the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30

(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Net sales	$4,169	$5,076	$7,738	$9,690

Expenses
Cost of products sold	3,615	4,324	6,660	8,324
Selling, general and administrative (exclusive of intangible amortization)	390	502	717	942
Intangible amortization	7	7	14	14
Restructuring costs	23	40	47	48

Operating profit	134	203	300	362

Other income (expense)
Interest and sundry income (expense)	(12)	(24)	(59)	(31)
Interest expense	(58)	(49)	(120)	(98)

Earnings before income taxes and other items	64	130	121	233
Income tax (benefit) expense	(22)	2	(38)	5

Net earnings	86	128	159	228
Less: Net earnings available to noncontrolling interests	(8)	(11)	(13)	(17)

Net earnings available to Whirlpool common stockholders	$78	$117	$146	$211

Per share of common stock
Basic net earnings available to Whirlpool common stockholders	$1.05	$1.55	$1.96	$2.78

Diluted net earnings available to Whirlpool common stockholders	$1.04	$1.53	$1.95	$2.74

Dividends	$0.43	$0.43	$0.86	$0.86

Weighted-average shares outstanding (in millions)
Basic	74.5	75.3	74.3	75.8
Diluted	75.0	76.3	74.9	76.9

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited) June 30, 2009	December 31, 2008
Assets

Current assets
Cash and equivalents	$247	$146
Accounts receivable, net of allowance for uncollectible accounts of $70 and $66 at June 30, 2009 and December 31, 2008, respectively	2,326	2,103
Inventories	2,472	2,591
Deferred income taxes	432	580
Other current assets	562	624

Total current assets	6,039	6,044

Other assets
Goodwill, net	1,730	1,728
Other intangibles, net of accumulated amortization of $115 and $96 at June 30, 2009 and December 31, 2008, respectively	1,807	1,821
Other assets	1,142	954

Total other assets	4,679	4,503

Property, plant and equipment
Land	72	74
Buildings	1,209	1,186
Machinery and equipment	7,857	7,549
Accumulated depreciation	(6,117)	(5,824)

Total property, plant and equipment	3,021	2,985

Total assets	$13,739	$13,532

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$2,649	$2,805
Accrued expenses	563	530
Accrued advertising and promotions	350	440
Employee compensation	361	306
Notes payable	91	393
Current maturities of long-term debt	372	202
Other current liabilities	646	887

Total current liabilities	5,032	5,563

Noncurrent liabilities
Long-term debt	2,487	2,002
Pension benefits	1,479	1,505
Postretirement benefits	707	822
Other liabilities	569	567

Total noncurrent liabilities	5,242	4,896

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 104 million shares issued at June 30, 2009 and December 31, 2008, respectively, 74 million and 73 million shares outstanding at June 30, 2009 and December 31, 2008, respectively	104	104
Additional paid-in capital	2,036	2,033
Retained earnings	4,076	3,993
Accumulated other comprehensive income (loss)	(995)	(1,259)
Treasury stock, 30 million shares and 31 million shares at June 30, 2009 and December 31, 2008, respectively	(1,846)	(1,865)

Total Whirlpool stockholders’ equity	3,375	3,006

Noncontrolling interests	90	67

Total equity	3,465	3,073

Total liabilities and stockholders’ equity	$13,739	$13,532

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30

(Millions of dollars)

	2009	2008
Operating activities
Net earnings	$159	$228
Adjustments to reconcile earnings to cash (used in) provided by operating activities:
Depreciation and amortization	258	310
Curtailment gain	(92)	—
Decrease in LIFO inventory reserve	(10)	—
Gain on disposition of assets	(8)	(6)
Changes in assets and liabilities:
Accounts receivable	(167)	70
Inventories	203	(230)
Accounts payable	(234)	(29)
Restructuring charges, net of cash paid	(39)	(2)
Taxes deferred and payable, net	(46)	(27)
Accrued pension	(17)	(33)
Employee compensation	66	(69)
Other	(77)	(177)

Cash (used in) provided by operating activities	(4)	35

Investing activities
Capital expenditures	(229)	(231)
Proceeds from sale of assets	36	14
Other	(12)	—

Cash used in investing activities	(205)	(217)

Financing activities
Proceeds from borrowings of long-term debt	850	501
Net (repayments)/proceeds from short-term borrowings	(294)	255
Repayments of long-term debt	(202)	(128)
Dividends paid	(63)	(65)
Purchase of treasury stock	—	(151)
Common stock issued	—	7
Other	—	2

Cash provided by financing activities	291	421

Effect of exchange rate changes on cash and equivalents	19	21

Increase in cash and equivalents	101	260
Cash and equivalents at beginning of period	146	201

Cash and equivalents at end of period	$247	$461

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

Any material subsequent events have been considered for disclosure through the filing date of this Form 10-Q.

Long-Lived Assets

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result of this change in method, for the three and six months ended June 30, 2009, respectively, depreciation expense decreased by $19 million and $44 million from what would have been recorded using the straight-line method. Net of amounts capitalized into ending inventories, net earnings increased $24 million and $32 million, respectively, for the three and six months ended June 30, 2009, or $.32 and $.42 per diluted share.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt SFAS 166 on January 1, 2010 and are currently evaluating the potential impact on our financial statements when implemented.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Option No. 28, “Interim Financial Reporting” (“APB 28-1”), to require those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. We adopted the provisions of FSP 107-1 on June 30, 2009. See Notes 4 and 6 for information related to the fair value of our financial instruments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133” (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. We adopted SFAS 161 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, see Note 9.

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

(2) INVENTORIES

Millions of dollars	June 30, 2009	December 31, 2008
Finished products	$2,017	$2,213
Raw materials and work in process	631	564

	2,648	2,777
Less excess of FIFO cost over LIFO cost	(176)	(186)

Total Inventories	$2,472	$2,591

The decrease in inventories, when compared to December 31, 2008, is driven primarily by increased demand in our Latin America region due to an Impostosobre Productos Industrializados (“IPI”) sales tax holiday declared by the Brazilian government for the majority of the June 2009 quarter, coupled with decreases in production levels in our North America and Europe regions. The IPI sales tax holiday has been extended to October 31, 2009. Additionally, during the June 2009 quarter, we decreased our excess of FIFO cost over LIFO cost reserve due to the impact of lower materials costs during 2009.

(3) GOODWILL

The following table summarizes the net carrying amount of goodwill:

Reporting unit - Millions of dollars	June 30, 2009	December 31, 2008
North America	$1,726	$1,724
Embraco	4	4

Total	$1,730	$1,728

(4) FINANCING ARRANGEMENTS

On May 4, 2009, we completed a debt offering comprised of (1) $350,000,000 aggregate principal amount of 8.000% Notes due May 1, 2012 (the “2012 Notes”) and (2) $500,000,000 aggregate principal amount of 8.600% Notes due May 1, 2014 (the “2014 Notes” and together with the 2012 Notes, the “Notes”). The proceeds from the Notes were used primarily for general corporate purposes. If we experience a downgrade in our credit ratings, the Notes are subject to an increase in the interest rate, resulting in higher interest payments. The Notes contain customary covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-157392) filed with the Securities and Exchange Commission (the “Commission”) on February 19, 2009.

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

We are in compliance with debt covenant requirements at June 30, 2009.

The fair value of long-term debt (including current maturities) was $2,854 million and $2,037 million as of June 30, 2009 and December 31, 2008, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At June 30, 2009 and December 31, 2008, the guaranteed amounts totaled $247 million and $203 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at June 30, 2009 and December 31, 2008. Our total outstanding bank indebtedness under guarantees totaled $78 million and $364 million at June 30, 2009 and December 31, 2008, respectively.

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

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2009	2008
Balance at January 1	$215	$226
Warranties issued during the period	181	197
Settlements made during the period	(213)	(214)
Other changes	2	1

Balance at June 30	$185	$210

Current portion	$159	$158
Non-current portion	26	52

Total	$185	$210

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Condensed Balance Sheet at June 30, 2009.

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

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil. In 2008, sales of compressors represented approximately 6% of our global net sales.

In February 2009, competition authorities in Brazil, the U.S. and Europe began to seek documents from us in connection with their investigations. We received a grand jury subpoena from the U.S. Department of Justice requesting documents for the time period 2003 through the present. Competition authorities in other jurisdictions have sought similar information. On July 9, 2009, the Brazilian competition investigating authority publicly announced a formal administrative investigation into alleged violations of Brazilian antitrust law, which is a customary step following its preliminary investigation. The public announcement named several members of the Brazilian compressor industry, including certain Whirlpool affiliates and executives located in Brazil. We are cooperating fully with the government investigations and have taken actions, and will continue to take actions, to minimize our potential exposure.

Since the government investigations became public, we have been named as a defendant in numerous related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to the present. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations are being combined in one proceeding in the United States District Court for the Eastern District of Michigan. We intend to defend the lawsuits vigorously.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables and cannot be predicted with certainty. An accrual has been established where we have determined that a loss is probable and the amount of loss can be reasonably estimated. The amount accrued at this time is not material. While it is currently not possible to reasonably estimate the aggregate amount of fines or damages to which we may potentially be subject, such fines and damages could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. No credits were recognized in 2005 through the March 2009 quarter. The Brazilian tax authority has challenged the recording of IPI tax credits. In December 2008, the Brazilian government announced a special program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. During the June 2009 quarter, we revised our estimate of the accrual based on the provisions of the law adopted to implement the program. Regulations which may further impact the accrual are expected to be issued before the end of the fiscal year. The reserve for these contingencies as of the six months ended June 30, 2009, adjusted for the impacts of foreign currency changes, is $41 million comprised of $24 million in tax that was recorded in cost of products sold, $13 million in interest expense and $4 million in penalties recorded in interest and sundry income (expense) in our Consolidated Condensed Statements of Income.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian Real (approximately $144 million U.S. Dollars based on current exchange rates), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

        On March 10, 2009, we announced, in a joint press release issued with the U.S. Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the U.S. and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. As a result, we have accrued $58 million as the estimated cost of this recall, of which $3 million was recorded in the June 2009 quarter. We have recorded $26 million and $32 million, respectively, as a charge to cost of products sold related to this accrual during the six months ended June 30, 2009 and the year ended December 31, 2008. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier. Of this accrual, we have approximately $16 million remaining at June 30, 2009.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million, which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. During 2008, this accrual was revised and increased to $102 million due to an anticipated increase in the response rate. Of this accrual, we have approximately $3 million remaining at June 30, 2009.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Available for sale investments	$17	$17	$—	$—	(a	)
Net derivative contracts	(49)	—	(49)	—	(a	)

(7) STOCKHOLDERS’ EQUITY

Share Repurchase Program

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares under this program at an aggregate purchase price of $150 million. We made no share repurchases during the June 2009 quarter. At June 30, 2009, $350 million of authorized funds remain for share repurchases under this program.

Comprehensive Income and Stockholders’ Equity

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

The following table summarizes our comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
Millions of dollars	2009	2008	2009	2008
Net earnings as reported	$86	$128	$159	$228
Currency translation adjustments – net	245	120	161	212
Cash flow hedges – net	63	(19)	102	73
Pension and other postretirement benefits plans; net	25	6	12	3
Available for sale securities	3	1	(1)	(12)

Comprehensive income	422	236	433	504
Less: Comprehensive income available to noncontrolling interests	16	17	23	2

Comprehensive income available to Whirlpool common stockholders	$406	$219	$410	$502

The following table summarizes the changes in stockholders’ equity:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2008	$3,073	$3,006	$67
Net earnings	159	146	13
Other comprehensive income	274	264	10

Comprehensive income	433	410	23

Treasury stock	19	19	—
Additional paid-in capital	3	3	—
Dividends declared on common stock	(63)	(63)	—

Stockholders’ equity, June 30, 2009	$3,465	$3,375	$90

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Millions of dollars and shares	2009	2008	2009	2008
Numerator for basic and diluted earnings per share - net earnings available to Whirlpool common stockholders	$78	$117	$146	$211

Denominator for basic earnings per share - weighted-average shares	74.5	75.3	74.3	75.8
Effect of dilutive securities - stock-based compensation	0.5	1.0	0.6	1.1

Denominator for diluted earnings per share - adjusted weighted-average shares	75.0	76.3	74.9	76.9

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three and six months ended June 30, 2009, 3,992,364 and 3,993,729 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the three and six months ended June 30, 2008, 2,721,000 and 2,689,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

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

We incurred restructuring charges of $23 million and $40 million during the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and June 30, 2008, we incurred restructuring charges of $47 million and $48 million, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges related to shift cooking and dishwasher capacity within North America, dishwasher capacity in Europe and fabric care capacity within Asia.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide from the fourth quarter of 2008 through the beginning of 2010. We expect to incur approximately $96 million in employee termination costs, $13 million in asset impairment costs and $5 million in other associated costs for a total of $114 million that will be incurred as a result of this workforce reduction. During the June 2009 quarter we incurred charges of $7 million associated with this workforce reduction, which are included in the $23 million in total restructuring charges discussed above. As of June 30, 2009, approximately $39 million of these workforce reduction costs remain, of which $37 million will result in future cash expenditures.

Our 2008 workforce reduction initiative discussed above is reducing our overall workforce by approximately 5,000 employees and contractors worldwide through the beginning of 2010. We expect to incur additional costs of $26 million in our Europe region, $7 million in our Latin America region and $6 million in our North American region through the beginning of 2010 related to these restructuring initiatives. For additional information about restructuring charges by business segment, see Note 12.

A summary of the changes to our restructuring liability balance for the six months ended June 30, 2009 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	June 30, Balance
Termination costs	$82	$25	$(66)	$—	$—	$41
Non-employee exit costs	22	22	(6)	(14)	(1)	23

Total	$104	$47	$(72)	$(14)	$(1)	$64

(9) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

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

Interest rate risk

We enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at June 30, 2009:

		Fair Value of(1)
Millions of dollars	Notional Amount	Hedge Assets	Hedge Liabilities	Type of Hedge(2)	Term
Designated derivatives
Foreign exchange forwards/options	$1,837	$47	$72	(CF)/(FV)	Various, up to 18 months
Commodity swaps/options	297	21	40	(CF)/(FV)	Various, up to 30 months

Total designated derivatives		$68	$112

Undesignated derivatives
Foreign exchange forwards/options	$1,086	$8	$10		Various, up to 12 months
Commodity swaps/options	8	—	3		Various, up to 8 months

Total undesignated derivatives		8	13

Total derivatives		$76	$125

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of June 30, 2009, hedge assets of $60 million and $16 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $122 million and $3 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Designated derivatives are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the three months ended June 30, 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(3)	$(2)	(a)(b)	$—
Commodity swaps/options	54	(37)	(b)	1
Interest rate swaps	—	1	(c)	—

	$51	$(38)		$1

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(3)	$3	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$32

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the six months ended June 30, 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(16)	$3	(a)(b)	$—
Commodity swaps/options	78	(88)	(b)	2
Interest rate swaps	1	1	(c)	—

	$63	$(84)		$2

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(6)	$6	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$17
Commodity swaps	(6)

$11

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income related to contracts maturing, and expected to be realized during the next twelve months is a loss of $23 million at June 30, 2009.

Early Hedge Settlement

During November and December 2008, we cash settled certain foreign currency derivative contracts prior to their scheduled settlement dates. As a result of these transactions, we received $82 million in cash, which represented the fair value of these contracts at the date of settlement. Effective gains of $82 million were recorded in accumulated other comprehensive income until the hedged forecasted transactions affect earnings. These gains will then be recorded as a reduction in cost of products sold on our Consolidated Condensed Statements of Income. Approximately $36 million, and $10 million in gains were recorded into earnings during the six months ended June 2009 and the December 2008 quarter, respectively, while the remaining gains will be recorded into earnings during the remainder of 2009. There was no ineffectiveness related to these settled foreign currency derivative contracts.

(10) INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2009 was a benefit of 35.4% and 31.5% compared to tax expense of 1.5% and 2.1% for the three and six months ended June 30, 2008. The decrease from the prior periods is primarily due to the favorable current period impact of general business credits and a year over year decline in expected global profitability.

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $8 million associated with certain tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

(11) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008	2009	2008
Service cost	$2.8	$3.4	$1.5	$1.9	$2.6	$5.5
Interest cost	51.6	52.7	4.9	5.9	12.3	17.4
Expected return on plan assets	(49.1)	(60.0)	(2.4)	(2.7)	—	—
Amortization of net loss	8.1	3.1	0.9	0.5	—	0.4
Amortization of prior service (credit)/cost	(0.1)	(0.1)	0.2	0.1	(7.9)	(4.1)
Amortization of transition obligation	—	—	(0.1)	(0.1)	0.1	—
Settlement and curtailment loss/(gain)	3.3	2.3	—	—	(1.8)	—

Net periodic cost	$16.6	$1.4	$5.0	$5.6	$5.3	$19.2

	Six months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008	2009	2008
Service cost	$5.6	$6.8	$2.9	$3.7	$6.0	$10.9
Interest cost	103.2	105.4	9.5	11.6	25.2	34.8
Expected return on plan assets	(98.3)	(119.9)	(4.7)	(5.4)	—	—
Amortization of net loss	16.4	6.2	1.8	0.9	—	0.8
Amortization of prior service (credit) / cost	(0.1)	(0.2)	0.3	0.3	(15.6)	(8.2)
Amortization of transition obligation	—	—	(0.1)	(0.1)	0.1	0.1
Settlement and curtailment loss / (gain)	3.5	2.3	(1.7)	—	(93.5)	—

Net periodic cost	$30.3	$0.6	$8.0	$11.0	$(77.8)	$38.4

On June 16, 2009, the Board of Directors authorized the option for the company to use up to $100 million of company stock to fund the U.S. pension plans. If we elect to partially fund the U.S. pension plans in company stock, contributions may be made on a periodic basis from treasury stock, or, with the prior approval of the Finance Committee of the Board of Directors, from authorized, but unissued shares.

During the June 2009 quarter we modified benefits for certain retirees which resulted in a remeasurement of the post retirement benefit obligation. The remeasurement decreased the postretirement benefit obligation $36 million with a corresponding offset to other comprehensive income, net of tax.

On February 9, 2009, we announced the suspension of the annual credit to retiree health savings accounts “RHSA” for the majority of active participants. The result of the indefinite suspension was a one-time curtailment gain of $89 million included in net periodic cost with an offset to other comprehensive income, net of tax. During the March 2009 quarter, we recorded $80 million of this gain in our Consolidated Condensed Statement of Income as a component of cost of products sold and $9 million was recorded as a component of selling, general and administrative expenses. Additionally, during the March 2009 quarter, we modified benefits for certain employees which resulted in a reduction in the postretirement benefit obligation of $44 million with an offset to other comprehensive income, net of tax.

For the three and six months ended June 30, 2009, we contributed $13.5 million and $26 million to our qualified U.S. pension plans. We expect to contribute $35 million to qualified U.S. pension plans during the remainder of 2009.

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

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the three months ended June 30, 2009, the operating segments recorded total restructuring costs (see Note 8) as follows: North America - $6 million, Europe - $7 million, Latin America - $1 million Asia - $8 million and Corporate - $1 million, for a total of $23 million. For the three months ended June 30, 2008, the operating segments recorded total restructuring charges as follows: North America - $30 million, Europe - $5 million, Latin America - $3 million and Asia - $2 million for a total of $40 million. For the six months ended June 30, 2009, the operating segments recorded total restructuring costs (see Note 8) as follows: North America - $18 million, Europe - $17 million, Latin America - $3 million, Asia - $8 million and Corporate - $1 million, for a total of $47 million. For the six months ended June 30, 2008, the operating segments recorded total restructuring costs as follows: North America - $34 million, Europe - $9 million, Latin America - $3 million and Asia - $2 million, for a total of $48 million.

As disclosed in Note 1, we changed our method of depreciation for substantially all long lived production machinery and equipment to a modified units of production depreciation method. As a result, our depreciation expense by operating segment decreased for the three months ended June 30, 2009 as follows: North America - $10 million, Europe - $7 million and Latin America - $2 million, for a total of $19 million. Net of amounts capitalized into ending inventories, operating profit increased for the three months ended June 30, 2009 as follows: North America - $12 million, Europe - $9 million and Latin America - $3 million for a total of $24 million. Our depreciation expense by operating segment decreased for the six months ended June 30, 2009 as follows: North America - $24 million, Europe - $14 million and Latin America - $6 million, for a total of $44 million. Net of amounts capitalized into ending inventories, operating profit increased for the six months ended June 30, 2009 as follows: North America - $18 million, Europe - $ 9 million, and Latin America - $5 million, for a total of $32 million.

	GEOGRAPHIC SEGMENTS
Three Months Ended June 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2009	$2,403	$786	$844	$184	$(48)	$4,169
2008	2,895	1,051	1,005	178	(53)	5,076
Intersegment sales
2009	$40	$78	$60	$46	$(224)	$—
2008	52	125	81	52	(310)	—
Depreciation and amortization
2009	$82	$25	$18	$4	$14	$143
2008	82	35	26	6	8	157
Operating profit (loss)
2009	$120	$(12)	$75	$11	$(60)	$134
2008	101	50	133	5	(86)	203
Total assets
June 30, 2009	$8,289	$2,970	$2,374	$651	$(545)	$13,739
December 31, 2008	8,038	3,592	2,094	639	(831)	13,532
Capital expenditures
2009	$73	$21	$14	$2	$7	$117
2008	63	34	18	5	4	124

	GEOGRAPHIC SEGMENTS
Six Months Ended June 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2009	$4,507	$1,482	$1,533	$304	$(88)	$7,738
2008	5,540	1,991	1,937	316	(94)	9,690
Intersegment sales
2009	$74	$157	$111	$83	$(425)	$—
2008	95	240	139	96	(570)	—
Depreciation and amortization
2009	$144	$47	$35	$9	$23	$258
2008	172	66	50	12	10	310
Operating profit (loss)
2009	$284	$(12)	$132	$16	$(120)	$300
2008	145	95	252	7	(137)	362
Total assets
June 30, 2009	$8,289	$2,970	$2,374	$651	$(545)	$13,739
December 31, 2008	8,038	3,592	2,094	639	(831)	13,532
Capital expenditures
2009	$119	$42	$25	$3	$40	$229
2008	120	57	35	11	8	231

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

During 2008 and through the June 2009 quarter, we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets, our operating costs and global demand for our products. The results of these challenges include continued high global material and oil-related costs, liquidity strain on our suppliers, decreased consumer confidence and reduced consumer discretionary spending. We expect these conditions to continue in the foreseeable future.

FACTORS AFFECTING COMPARABILITY

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result, our depreciation expense by operating segment decreased for the three months ended June 30, 2009 as follows: North America - $10 million, Europe - $7 million and Latin America - $2 million, for a total of $19 million. Net of amounts capitalized into ending inventories, gross margin increased for the three months ended June 30, 2009 as follows: North America - $12 million, Europe - $9 million and Latin America - $3 million for a total of $24 million. Our depreciation expense by operating segment decreased for the six months ended June 30, 2009 as follows: North America - $24 million, Europe - $14 million and Latin America - $6 million, for a total of $44 million. Net of amounts capitalized into ending inventories, gross margin increased for the six months ended June 30, 2009 as follows: North America - $18 million, Europe - $9 million and Latin America—$5 million, for a total of $32 million.

RESULTS OF OPERATIONS

For the three months ended June 30, 2009, consolidated net sales were $4.2 billion. Consolidated net earnings available to Whirlpool common stockholders were $78 million, or $1.04 per diluted share, decreasing from $117 million or $1.53 per diluted share for the three months ended June 30, 2008. For the six months ended June 30, 2009, consolidated net sales were $7.7 billion. Consolidated net earnings available to Whirlpool common stockholders were $146 million, or $1.95 per diluted share, decreasing from $211 million or $2.74 per diluted share for the six months ended June 30, 2008. The following discussion highlights significant drivers of our operating performance.

Consolidated Net Sales

Consolidated net sales decreased 17.9% for the three months ended June 30, 2009 and 20.1% for the six months ended June 30, 2009 compared to the same periods in 2008. The decrease for both the June 2009 quarter and year to date are primarily due to a decline in units sold and the impact of unfavorable foreign currency. Excluding the impact of foreign currency, consolidated net sales decreased 9.8% and 11.9% for the three and six months ended June 30, 2009.

The table below summarizes consolidated net sales by region:

	Three Months Ended June 30,			Six Months Ended June 30,
Millions of dollars	2009	2008	Change	2009	2008	Change
North America	$2,403	$2,895	(17.0)%	$4,507	$5,540	(18.7)%
Europe	786	1,051	(25.2)	1,482	1,991	(25.5)
Latin America	844	1,005	(16.1)	1,533	1,937	(20.9)
Asia	184	178	3.4	304	316	(3.7)
Other/eliminations	(48)	(53)	—	(88)	(94)	—

Consolidated	$4,169	$5,076	(17.9)%	$7,738	$9,690	(20.1)%

Significant regional trends were as follows:

•

North America net sales decreased 17.0% for the three months ended June 30, 2009 compared to the same period in 2008, substantially due to a 16.8% decrease in units sold. The decline in units sold is due to decreased industry demand resulting from continued weak economies in the U.S., Mexico and Canada in 2009 and lower market share compared to the prior year. For the six month period, net sales decreased 18.7% compared to the same period in 2008, primarily due to a 19.2% decrease in units sold due to the same factors affecting the three month comparison. Excluding the impact of foreign currency, North America net sales decreased 14.4% and 15.8% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

•

Europe net sales decreased 25.2% for the three months ended June 30, 2009 compared to the same period in 2008. The decrease in net sales is primarily due to a 13.6% decrease in units sold due to lower appliance industry demand and the unfavorable impact of foreign currency. For the six month period, net sales decreased 25.5% compared to the same period in 2008. Sales decreases for the six month period were primarily due to a 13.1% decrease in units sold and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, Europe net sales decreased 12.6% and 12.5% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

•

Latin America net sales decreased 16.1% for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to the unfavorable impact of foreign currency and lower BEFIEX credits recognized as a result of the Impostosobre Productos Industrializados (“IPI”) sales tax holiday. This sales tax holiday was declared by the Brazilian government on certain appliances in our Latin America region for the majority of the June 2009 quarter, and has been extended to October 31, 2009. During this holiday, we expect to monetize reduced amounts of BEFIEX credits because our BEFIEX credits are monetized through the offset of IPI taxes due. Partially offsetting the factors mentioned above is a 6.1% increase in units sold. For the six month period, net sales decreased 20.9% due to the same factors affecting the three month comparison. During the three months ended June 30, 2009 and 2008, we monetized $9 million and $47 million of BEFIEX credits, respectively. During the six months ended June 30, 2009 and 2008, we monetized $44 million and $88 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of June 30, 2009, $623 million of these export credits remain. Excluding the impact of foreign currency, Latin America net sales increased 1.1% and decreased 3.7% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

•

Asia net sales increased 3.4% for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to a 17.6% increase in units sold offset partially by the impact of unfavorable foreign currency. The increase in volumes is due to successful new product introductions, gains in market share and increases in regional demand. For the six month period, net sales decreased 3.7% compared to the same period in 2008, primarily due to the unfavorable impact of foreign currency offset partially by a 10.2% increase in units sold due to the same factors affecting the three month comparison. Excluding the impact of foreign currency, Asia net sales increased 18.5% and 12.1% from the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Gross Margin

Consolidated gross margin percentages for the three and six months ended June 30, 2009 were lower due primarily to a decrease in productivity in North America and Europe regions due to volume reductions, lower regional tax incentives associated with BEFIEX and unfavorable foreign currency fluctuations, partially offset by improved product price/mix in North America and significant cost reductions. Additionally, for the three months ended June 30, 2009, raw materials and oil-related costs were consistent on a consolidated basis as compared to the prior year. For the six month period, contributing favorably to gross margin were certain one time items in the net amount of $31 million primarily related to a curtailment gain we realized associated with a postretirement benefit plan, offset by charges related to a product recall and a foreign operating tax settlement.

The table below summarizes percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
North America	12.6%	12.0%	0.6	pts	13.8%	10.9%	2.9	pts
Europe	10.1	15.2	(5.1)		10.4	14.9	(4.5)
Latin America	16.0	21.3	(5.3)		15.6	21.4	(5.8)
Asia	19.6	18.6	1.0		19.5	18.1	1.4
Consolidated	13.3	14.8	(1.5)		13.9	14.1	(0.2)

Significant regional trends were as follows:

•

North America gross margin increased for the three months ended June 30, 2009 compared to 2008 primarily due to improved product price/mix and cost reductions, offset partially by lower productivity driven by volume reductions and foreign currency losses. Additionally, margin was positively impacted by a reduction in the excess of FIFO cost over LIFO cost reserve resulting from cost deflation. For additional information about LIFO, see Note 2 to the Consolidated Condensed Financial Statements. For the six month period ended June 30, 2009, the increase in gross margin was primarily due to improved product price/mix, cost reductions and a curtailment gain associated with the suspension of annual credits to retiree health savings accounts totaling $80 million. These margin improvements were partially offset by lower productivity driven by volume reductions and $26 million in charges associated with a product recall. See Notes 5 and 11 to the Consolidated Condensed Financial Statements for additional information related to product recalls and the curtailment gain, respectively.

•

Europe gross margin decreased for both the three and six month periods in 2009 compared to 2008 due primarily to lower productivity driven by volume reductions and unfavorable foreign currency fluctuations. These challenges were partially offset by cost reduction initiatives, lower material and oil-related costs and favorable product price/mix.

•

Latin America gross margin decreased for the three month period ended June 30, 2009 due primarily to a reduction in regional tax incentives associated with BEFIEX, higher material and oil-related costs offset primarily by higher productivity and certain credits in the amount of $11 million related to refundable energy surcharges. For the six months ended June 30, 2009, gross margin decreased due to an operating tax settlement and the same factors impacting the three months ended June 30, 2009. See Note 5 to the Consolidated Condensed Financial Statements for additional information related to the foreign operating tax settlement.

•

Asia gross margin increased for the three and six month period ended June 30, 2009 due primarily to improvements in productivity, cost reduction initiatives and lower material and oil-related costs, which were partially offset by lower product price/mix.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2009	As a % of Sales	2008	As a % of Sales	2009	As a % of Sales	2008	As a % of Sales
Selling, general and administrative expenses
North America	$175	7.3%	$239	8.2%	$322	7.1%	$444	8.0%
Europe	92	11.6	110	10.5	166	11.2	201	10.1
Latin America	60	7.1	81	8.1	107	7.0	162	8.4
Asia	25	13.7	29	16.0	44	14.5	52	16.5
Corporate/Other	38	—	43	—	78	—	83	—

Consolidated	$390	9.3%	$502	9.9%	$717	9.3%	$942	9.7%

For the three and six months ended June 30, 2009, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased as compared to the prior year periods, primarily as a result of infrastructure cost reductions and lower brand investment.

Restructuring

Restructuring initiatives resulted in charges of $23 million and $47 million for the three and six months ended June 30, 2009, reflecting ongoing efforts to optimize our global operating platform. These amounts have been identified as a separate component of operating profit and primarily consist of charges to shift cooking and dishwasher capacity within North America, dishwasher capacity in Europe and fabric care capacity within Asia. For additional information about restructuring activities see Note 8 to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) decreased $12 million for the three month period ended June 30, 2009 when compared to the same period one year ago due to a variety of factors including legal settlement costs recorded in 2008, that are not included in the current comparable period, and certain asset sale gains, which more than offset current period charges incurred for legal defense related to an antitrust investigation of the global compressor industry. Interest and sundry income (expense) increased $28 million for the six month period ended June 30, 2009 when compared to the same period one year ago, primarily due to charges incurred for legal defense and legal contingencies related to an antitrust investigation of the global compressor industry, the impact of foreign currency, higher mark to market losses on derivative instruments and lower interest income, partially offset by legal settlement costs recorded in 2008, that are not included in the current comparable period, and certain asset sale gains. Higher legal expense associated with the antitrust investigation of the global compressor industry and related lawsuits is expected to continue through at least the remainder of the year.

Interest Expense

Interest expense increased for the three months ended June 30, 2009 when compared to the same period one year ago due to the combination of higher debt levels and higher interest rates. For the six months ended June 30, 2009 interest expense increased due to the same factors affecting the three month comparison and $13 million in interest charges on an operating tax settlement incurred during the three months ended March 31, 2009.

Income Taxes

The effective income tax rate for the three and six months ended June 30, 2009 was a benefit of 35.4% and 31.5% compared to tax expense of 1.5% and 2.1% for the three and six months ended June 30, 2008. The decrease from the prior period is primarily due to the favorable current period impact of general business credits and a year over year decline in expected global profitability. For additional information about income taxes see Note 10 to the Consolidated Condensed Financial Statements.

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders for the current quarter were $78 million or $1.04 per diluted share, versus $117 million, or $1.53 per diluted share in the comparable prior period, respectively due to the factors described above. Net earnings available to Whirlpool common stockholders for the six months ended June 30, 2009 were $146 million or $1.95 per diluted share, versus $211 million, or $2.74 per diluted share in the comparable prior period, respectively, due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

For the full year 2009, we expect earnings per diluted share between $3.50 and $4.00 compared with the prior expectation of $3.00 to $4.00 per diluted share. We are also updating our outlook for demand. Within Europe, we expect industry demand to decline from 2008 levels by approximately 13% compared with our previous expectation of a 10% decline. We expect Brazilian appliance shipments to increase more than 10% compared with our previous expectation of flat to down 5%. We anticipate full-year 2009 industry demand in Asia to be flat to up 5% compared with our previous expectation of flat to down 5% from 2008 levels.

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

On May 4, 2009, we completed a debt offering comprised of (1) $350,000,000 aggregate principal amount of 8.000% Notes due 2012 (the “2012 Notes”) and (2) $500,000,000 aggregate principal amount of 8.600% Notes due 2014 (the “2014 Notes” and together with the 2012 Notes, the “Notes”). The proceeds from the Notes were primarily used for general corporate purposes. For additional information about this debt offering, see Note 4 to the Consolidated Condensed Financial Statements.

On February 27, 2009, we entered into Amendment No. 1 (the “Amendment”) to our $2.2 billion Credit Agreement (the “Credit Agreement”) to assure flexibility in future credit availability. This revolving credit facility matures in December 2010. The Amendment increases the spread over LIBOR to 3%, the spread over prime to 2% and the utilization fee to be paid, if amounts borrowed exceed $1.1 billion, to 1% of the outstanding loans and replaces the facility fee with an unused commitment fee of 0.50%. For additional information about the Amendment, see Note 4 to the Consolidated Condensed Financial Statements. As of June 30, 2009, there was no balance outstanding under our Credit Agreement.

We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements. We are in compliance with financial covenants of debt agreements with lenders for all periods presented.

Pension and Postretirement Benefit Plans

Defined Benefit Plans

On June 16, 2009, the Board of Directors authorized the option for the company to use up to $100 million of company stock to fund the U.S. pension plans. If we elect to partially fund the U.S. pension plans in company stock, contributions may be made on a periodic basis from treasury stock, or, with the prior approval of the Finance Committee of the Board of Directors, from authorized, but unissued shares.

During the June 2009 quarter we modified benefits for certain retirees which resulted in a remeasurement of our post retirement benefit obligation. The remeasurement decreased the postretirement benefit obligation $36 million with a corresponding offset to other comprehensive income, net of tax.

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

Sources and Uses of Cash

We expect to meet our cash needs for 2009 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $247 million at June 30, 2009, as compared to $461 million at June 30, 2008.

Cash Flows from Operating Activities

Cash used in operating activities in 2009 was $4 million as compared to $35 million provided for the six months ended June 30, 2008. Cash used in operations reflects lower earnings, lower collections of accounts receivable and higher cash payments for accounts payable, offset partially by lower payments for inventory, lower employee compensation payments and lower payments for promotional and other operating accruals.

Cash Flows from Investing Activities

Cash used in investing activities was an outflow of $205 million in 2009 compared to an outflow of $217 million for the same period last year. The decrease in cash used in investing activities was primarily due to higher proceeds from the sale of assets in 2009.

Cash Flows from Financing Activities

        Cash provided by financing activities was $291 million in the six months ended June 30, 2009 compared to $421 million for the comparable period in the prior year. The current period reflects proceeds received related to a debt offering totaling $850 million while the prior year reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013. For additional information about our $850 million debt offering, see Note 4 to the Consolidated Condensed Financial Statements. The current year also reflects net repayments of short-term borrowings and long-term debt totaling $496 million compared to net proceeds of $127 million in the comparable period in the prior year. During 2009, we paid dividends to common stockholders totaling $63 million. During 2008, we repurchased stock totaling $151 million, paid dividends to common stockholders totaling $65 million and received proceeds from the issuance of common stock related to option exercises of $7 million.

OTHER MATTERS

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil. In 2008, sales of compressors represented approximately 6% of our global net sales.

In February 2009, competition authorities in Brazil, the U.S. and Europe began to seek documents from us in connection with their investigations. We received a grand jury subpoena from the U.S. Department of Justice requesting documents for the time period 2003 through the present. Competition authorities in other jurisdictions have sought similar information. On July 9, 2009, the Brazilian competition investigating authority publicly announced a formal administrative investigation into alleged violations of Brazilian antitrust law, which is a customary step following its preliminary investigation. The public announcement named several members of the Brazilian compressor industry, including certain Whirlpool affiliates and executives located in Brazil. We are cooperating fully with the government investigations and have taken actions, and will continue to take actions, to minimize our potential exposure.

Since the government investigations became public, we have been named as a defendant in numerous related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to the present. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations are being combined in one proceeding in the United States District Court for the Eastern District of Michigan. We intend to defend the lawsuits vigorously.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables and cannot be predicted with certainty. An accrual has been established where we have determined that a loss is probable and the amount of loss can be reasonably estimated. The amount accrued at this time is not material. While it is currently not possible to reasonably estimate the aggregate amount of fines or damages to which we may potentially be subject, such fines and damages could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than changes set forth in Part II, Item 1A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The risk factors disclosed in our Annual Report on Form 10-K as amended by our Quarterly Report on Form 10-Q for the first quarter of fiscal 2009, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares under this program at an aggregate purchase price of $150 million. We made no share repurchases during the June 2009 quarter. At June 30, 2009, $350 million of authorized funds remain for share repurchases under this program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 21, 2009. At the meeting, the following items were voted on by shareholders:

a.	Messrs. Gary T. DiCamillo and Michael A. Todman and Ms. Kathleen J. Hempel were each elected by the shareholders to a term to expire in 2012.

Nominee	For	Against	Abstain
Gary T. DiCamillo	56,193,974	9,698,987	207,087
Kathleen J. Hempel	57,000,287	8,915,199	184,561
Michael A. Todman	57,080,778	8,896,517	122,752

Messrs. Herman Cain, Jeff M. Fettig, Michael F. Johnston, William T. Kerr, Miles L. Marsh, Paul G. Stern and Michael D. White and Ms. Janice D. Stoney each have terms of office as directors that continued after the 2009 Annual Meeting.

b.	Management’s proposal to ratify the appointment of Ernst & Young LLP as Whirlpool’s independent registered public accounting firm for 2009 was approved.

For	Against	Abstain
65,367,441	651,319	81,286

c.	Management’s proposal to approve the Whirlpool Corporation Performance Excellence Plan was approved.

For	Against	Abstain	Broker Non-Votes
52,757,885	1,499,597	4,805,969	7,036,597

d.	Management’s proposal to amend Whirlpool’s Restated Certificate of Incorporation to declassify our Board of Directors was approved.

For	Against	Abstain
65,019,776	935,934	144,337

e.	Management’s proposal to amend Article SIXTH of Whirlpool’s Restated Certificate of Incorporation to eliminate supermajority vote provisions was approved.

For	Against	Abstain
65,056,168	920,038	123,841

f.	Management’s proposal to amend Articles EIGHTH and TENTH of Whirlpool’s Restated Certificate of Incorporation to eliminate supermajority vote provisions was approved.

For	Against	Abstain
65,040,896	938,836	120,315

g.	The stockholder proposal to elect directors on an annual basis was approved.

For	Against	Abstain	Broker Non-Votes
32,009,789	26,751,394	302,268	7,036,597

h.	The stockholder proposal to eliminate supermajority stockholder vote provisions was not approved, because the votes for the proposal did not constitute a majority of the outstanding common stock present in person or by proxy at the meeting.

For	Against	Abstain	Broker Non-Votes
29,471,698	29,280,975	310,777	7,036,598

Item 5. Other Information

None

Item 6. Exhibits

a.	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 22, 2009