Form 10-Q
period 2009-09-30
WHIRLPOOL CORP /DE/
filed 2009-10-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 20, 2009
Common stock, par value $1 per share	74,277,996

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three and Nine Months Ended September 30, 2009

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

This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking statements. Among these factors are: (1) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (2) the effects of the global economic crisis on our customers, suppliers and the availability of credit; (3) Whirlpool’s ability to continue its relationship with significant trade customers, including Sears Holding Corporation in North America (accounting for approximately 11% of Whirlpool’s 2008 consolidated net sales of $18.9 billion) and the ability of these trade customers to maintain or increase market share; (4) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (5) the ability of Whirlpool to manage foreign currency fluctuations; (6) litigation including product liability and product defect claims; (7) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (9) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (10) health care cost trends and regulatory changes that could increase future funding obligations for pension and other postretirement benefit plans; (11) Whirlpool’s ability to obtain and protect intellectual property rights; (12) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (13) the effects of governmental investigations or related actions by third parties; (14) the impact of labor relations; (15) our ability to attract, develop and retain executives and other qualified employees; (16) the cost of compliance with environmental and health and safety regulations. Additional information concerning these and other factors can be found in Whirlpool Corporation’s filings with the Securities and Exchange Commission, including the most recent annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30

(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net sales	$4,497	$4,902	$12,235	$14,592

Expenses
Cost of products sold	3,877	4,217	10,537	12,541
Selling, general and administrative (exclusive of intangible amortization)	400	477	1,117	1,419
Intangible amortization	7	7	21	21
Restructuring costs	24	24	71	72

Operating profit	189	177	489	539

Other income (expense)
Interest and sundry income (expense)	(51)	(3)	(110)	(34)
Interest expense	(58)	(52)	(178)	(150)

Earnings before income taxes and other items	80	122	201	355
Income tax benefit	(13)	(46)	(51)	(41)

Net earnings	93	168	252	396
Less: Net earnings available to noncontrolling interests	(6)	(5)	(19)	(22)

Net earnings available to Whirlpool common stockholders	$87	$163	$233	$374

Per share of common stock
Basic net earnings available to Whirlpool common stockholders	$1.17	$2.18	$3.13	$4.96

Diluted net earnings available to Whirlpool common stockholders	$1.15	$2.15	$3.10	$4.89

Dividends	$0.43	$0.43	$1.29	$1.29

Weighted-average shares outstanding (in millions)
Basic	74.7	74.6	74.4	75.4
Diluted	75.7	75.5	75.2	76.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited) September 30, 2009	December 31, 2008
Assets

Current assets
Cash and equivalents	$725	$146
Accounts receivable, net of allowance for uncollectible accounts of $74 and $66 at September 30, 2009 and December 31, 2008, respectively	2,742	2,103
Inventories	2,418	2,591
Deferred income taxes	388	580
Other current assets	649	624

Total current assets	6,922	6,044

Other assets
Goodwill, net	1,728	1,728
Other intangibles, net of accumulated amortization of $123 and $96 at September 30, 2009 and December 31, 2008, respectively	1,802	1,821
Other assets	1,339	954

Total other assets	4,869	4,503

Property, plant and equipment
Land	74	74
Buildings	1,221	1,186
Machinery and equipment	8,107	7,549
Accumulated depreciation	(6,336)	(5,824)

Total property, plant and equipment	3,066	2,985

Total assets	$14,857	$13,532

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,067	$2,805
Accrued expenses	686	530
Accrued advertising and promotions	476	440
Employee compensation	463	306
Notes payable	45	393
Current maturities of long-term debt	371	202
Other current liabilities	649	887

Total current liabilities	5,757	5,563

Noncurrent liabilities
Long-term debt	2,503	2,002
Pension benefits	1,495	1,505
Postretirement benefits	774	822
Other liabilities	636	567

Total noncurrent liabilities	5,408	4,896

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 104 million shares issued at September 30, 2009 and December 31, 2008, respectively, 74 million and 73 million shares outstanding at September 30, 2009 and December 31, 2008, respectively	104	104
Additional paid-in capital	2,040	2,033
Retained earnings	4,130	3,993
Accumulated other comprehensive income (loss)	(845)	(1,259)
Treasury stock, 30 million shares and 31 million shares at September 30, 2009 and December 31, 2008, respectively	(1,839)	(1,865)

Total Whirlpool stockholders’ equity	3,590	3,006

Noncontrolling interests	102	67

Total equity	3,692	3,073

Total liabilities and stockholders’ equity	$14,857	$13,532

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30

(Millions of dollars)

	2009	2008
Operating activities
Net earnings	$252	$396
Adjustments to reconcile earnings to cash provided by (used in) operating activities:
Depreciation and amortization	388	467
Curtailment gain	(92)	—
Decrease in LIFO inventory reserve	(23)	—
Gain on disposition of assets	(10)	(16)
Changes in assets and liabilities:
Accounts receivable	(524)	(67)
Inventories	332	(459)
Accounts payable	94	68
Restructuring charges, net of cash paid	(40)	—
Taxes deferred and payable, net	(92)	(116)
Accrued pension	(16)	(96)
Employee compensation	165	1
Other	218	(184)

Cash provided by (used in) operating activities	652	(6)

Investing activities
Capital expenditures	(348)	(378)
Proceeds from sale of assets	69	35
Other	(15)	—

Cash used in investing activities	(294)	(343)

Financing activities
Proceeds from borrowings of long-term debt	863	502
Net (repayments)/proceeds from short-term borrowings	(340)	561
Repayments of long-term debt	(206)	(131)
Dividends paid	(96)	(98)
Purchase of treasury stock	—	(247)
Common stock issued	—	21
Other	(37)	(1)

Cash provided by financing activities	184	607

Effect of exchange rate changes on cash and equivalents	37	(34)

Increase in cash and equivalents	579	224
Cash and equivalents at beginning of period	146	201

Cash and equivalents at end of period	$725	$425

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

We have evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was October 23, 2009. There were no subsequent events that required recognition or disclosure.

Summary of Principal Accounting Policies

Goodwill and Other Intangibles

Goodwill and indefinite lived intangible assets are required to be evaluated for impairment on an annual basis (or whenever events occur which may indicate possible impairment). Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test to determine the amount of goodwill impairment loss to be recorded. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

In assessing the fair value of trademarks, we utilize a relief from royalty method. If the carrying amount of a trademark exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Considerable judgment is necessary to estimate key assumptions involved in valuing our trademarks, including projected revenues, royalty rates and applicable discount rates.

During 2009 we have had no indicators of impairment for goodwill or other intangible assets.

Long-Lived Assets

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result of this change in method, for the three and nine months ended September 30, 2009, respectively, depreciation expense decreased by $20 million and $64 million from what would have been recorded using the straight-line method. Net of amounts capitalized into ending inventories and income taxes, net earnings increased $17 million and $43 million, respectively, for the three and nine months ended September 30, 2009, or $.22 and $.57 per diluted share.

See Note 1 within our Form 10-K for the year ended December 31, 2008 for a description of our other principal accounting policies.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard on January 1, 2010. The adoption of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. We adopted the provisions of ASC 825 on June 30, 2009. See Notes 4 and 6 for information related to the fair value of our financial instruments.

In March 2008, the FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. We adopted the disclosure requirements of ASC 815 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, see Note 9.

In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted ASC 810-10-65 on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Condensed Balance Sheets and Statements of Income for the prior period to conform with this standard. Additionally, see Note 7 for disclosure reflecting the impact of ASC 810-10-65 on our reconciliation of comprehensive income and stockholders’ equity.

(2) INVENTORIES

Millions of dollars	September 30, 2009	December 31, 2008
Finished products	$1,991	$2,213
Raw materials and work in process	590	564

	2,581	2,777
Less excess of FIFO cost over LIFO cost	(163)	(186)

Total inventories	$2,418	$2,591

The decrease in inventories, when compared to December 31, 2008, is driven primarily by increased demand in our Latin America region due to an Impostosobre Productos Industrializados (“IPI”) sales tax holiday declared by the Brazilian government for the September 2009 quarter and a majority of the June 2009 quarter, coupled with decreases in production levels in our North America and Europe regions. The IPI sales tax holiday has been extended through October 31, 2009. Additionally, during the September and June 2009 quarters, we decreased our excess of FIFO cost over LIFO cost reserve due to the impact of lower materials costs during 2009 and decrements in LIFO layers totaling approximately $2 million.

(3) GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the net carrying amount of goodwill:

Reporting unit - Millions of dollars	September 30, 2009	December 31, 2008
North America	$1,724	$1,724
Embraco	4	4

Total	$1,728	$1,728

Other Intangibles

The following table summarizes our net carrying value of intangible assets by region (North America (“NAR”), Latin America (“LAR”) and Europe (“WER”)), as follows:

	NAR		LAR		WER		Total
Millions of dollars	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	Estimated Useful Life
Trademarks	$1,478	$1,478	$—	$—	$35	$34	$1,513	$1,512	Indefinite life
Customer relationships	230	242	—	—	—	—	230	242	18 years
Patents and non-compete agreements	45	53	5	5	9	9	59	67	6 to 10 years

Total other intangibles assets, net	$1,753	$1,773	$5	$5	$44	$43	$1,802	$1,821

(4) FINANCING ARRANGEMENTS

On February 27, 2009, we entered into an amendment (the “First Amendment”) to the Amended and Restated Long-Term Five-Year Credit Agreement (the “Credit Agreement”), dated as of December 1, 2005, by and among Whirlpool Corporation, certain other borrowers, the lenders referred to therein, Citibank N.A., as administrative agent and fronting agent, JPMorgan Chase Bank, N.A., as syndication agent, and ABN Amro Bank N.V., Royal Bank of Scotland and Bank of America, as documentation agents.

The First Amendment amends our $2.2 billion Credit Agreement to (1) increase our maximum Leverage Ratio (as defined in the Credit Agreement) to 3.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2009, reverting to 3.0 to 1.0 for each fiscal quarter ended thereafter; (2) reduce our minimum Interest Coverage Ratio (as defined in the Credit Agreement) to 1.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2009, reverting to 2.0 to 1.0 for each fiscal quarter ended thereafter; (3) limit the value of the assets subject to non-permitted liens to an amount equal to $200 million and permit liens on assets located outside of the United States arising by operation of law; (4) exclude an amount of non-recurring cash restructuring charges of up to $100 million on a rolling 12 month basis for the purposes of calculating “Consolidated EBIT” and “Consolidated EBITDA” under the Credit Agreement; (5) for purposes of calculating the “Leverage Ratio,” provide for a $200 million exclusion from the definition of “Indebtedness” for net assets or liabilities with respect to hedging contracts; (6) increase the spread over LIBOR to 3%, the spread over prime to 2%, and the utilization fee to be paid, if amounts borrowed exceed $1.1 billion, to 1% as of the date of the First Amendment; and (7) replace the facility fee with an unused commitment fee of 0.50%, as of the date of the First Amendment.

On August 13, 2009, we entered into a second amendment (the “Second Amendment”) to the Credit Agreement pursuant to which Whirlpool Corporation amended and restated such facility to be an Amended and Restated Long-Term Credit Agreement (the “Amended Credit Agreement”), by and among Whirlpool Corporation, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Fronting Agent, Citibank, N.A., as Syndication Agent, The Royal Bank of Scotland plc, Fortis Capital Corp. and Bank of America, N.A., as Documentation Agents.

The Second Amendment divides and reduces the existing credit facility into a $1.35 billion tranche maturing on August 13, 2012 (the “Extending Tranche”) and a $522 million tranche maturing December 1, 2010 (the “Non-Extending Tranche”). The Second Amendment also increases the letter of credit sublimit from $100 million to $200 million. The interest rate margin over LIBOR charged will be based on Whirlpool’s credit rating.

For the Extending Tranche, the Second Amendment provides that the utilization fee to be paid, if amounts borrowed exceed 50% of the facility, is 0.50%. For the Non-Extending Tranche, the Second Amendment provides that the utilization fee to be paid, if amounts borrowed exceed 50% of the facility, is 1%. We will incur a commitment fee for any unused portion of the credit facility which is based on Whirlpool’s credit rating.

The Second Amendment requires us to meet certain financial tests. Whirlpool’s maximum rolling twelve month Leverage Ratio (as defined in the Amended Credit Agreement) is limited to 3.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2010, and 3.25 to 1.0 for each fiscal quarter ended thereafter. The rolling twelve month Interest Coverage Ratio (as redefined in the Amended Credit Agreement as EBITDA to Interest Expense) is required to be greater than or equal to 2.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2010 and 3.0 to 1.0 for each fiscal quarter ended thereafter.

On May 4, 2009, we completed a debt offering comprised of (1) $350 million aggregate principal amount of 8.000% Notes due May 1, 2012 (the “2012 Notes”) and (2) $500 million aggregate principal amount of 8.600% Notes due May 1, 2014 (the “2014 Notes” and together with the 2012 Notes, the “Notes”). The proceeds from the Notes were used for general corporate purposes. If we experience a downgrade in our credit ratings, the Notes are subject to an increase in the interest rate, resulting in higher interest payments. The Notes contain customary covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-157392) filed with the Securities and Exchange Commission (the “Commission”) on February 19, 2009.

As of September 30, 2009, we have incurred and paid $37 million in financing related fees. These amounts have been capitalized and are being amortized over the term of the respective agreements.

We are in compliance with debt covenant requirements at September 30, 2009.

The fair value of long-term debt (including current maturities) was $3,024 million and $2,037 million as of September 30, 2009 and December 31, 2008, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At September 30, 2009 and December 31, 2008, the guaranteed amounts totaled $242 million and $203 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at September 30, 2009 and December 31, 2008. Our total outstanding bank indebtedness under guarantees totaled $27 million and $364 million at September 30, 2009 and December 31, 2008, respectively.

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

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2009	2008
Balance at January 1	$215	$226
Warranties issued during the period	290	296
Settlements made during the period	(328)	(321)
Other changes	2	(5)

Balance at September 30	$179	$196

Current portion	$154	$145
Non-current portion	25	51

Total	$179	$196

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Condensed Balance Sheet at September 30, 2009.

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

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2008, sales of compressors represented approximately 6% of our global net sales.

In February 2009, competition authorities in Brazil, the U.S. and Europe began to seek documents from us in connection with their investigations. We received a grand jury subpoena from the U.S. Department of Justice requesting documents for the time period 2003 through the present. Competition authorities in other jurisdictions have sought similar information.

On September 30, 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translate to approximately U.S. $56 million, $43 million of which has been recorded as an expense in the third quarter of 2009, and $13 million of which was previously accrued. We are cooperating fully with the ongoing government investigations in other jurisdictions and have taken actions, and will continue to take actions, to minimize our potential exposure.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of September 30, 2009, we have accrued charges of approximately $72 million related to the claims and investigations. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. No credits were recognized in 2005 through the March 2009 quarter. The Brazilian tax authority has challenged the recording of IPI tax credits. In December 2008, the Brazilian government announced a special program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. During the June 2009 quarter, we revised our estimate of the accrual based on the provisions of the law adopted to implement the program. Regulations which may further impact the accrual are expected to be issued before the end of the fiscal year. The reserve for these contingencies as of the nine months ended September 30, 2009, adjusted for the impacts of foreign currency changes, is $47 million comprised of $27 million in tax that was recorded in cost of products sold, $16 million in interest expense and $4 million in penalties recorded in interest and sundry income (expense) in our Consolidated Condensed Statements of Income.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $158 million U.S. Dollars based on current exchange rates), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

On March 10, 2009, we announced, in a joint press release issued with the U.S. Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the U.S. and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. The estimate of the affected population is higher by 0.8 million refrigerators than as disclosed in our 2008 Form 10-K due to a determination that the defective part which caused the product recall also resulted in similar failures in another type of refrigerator. There have been no other significant changes in assumptions other than increasing the affected population. As a result, we have accrued $58 million as the estimated cost of this recall, all of which was recorded prior to the September 2009 quarter. We have recorded $26 million and $32 million, respectively, as a charge to cost of products sold related to this accrual during the six months ended June 30, 2009 and the year ended December 31, 2008. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier. Of this accrual, we have approximately $4 million remaining at September 30, 2009.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million, which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a corresponding increase to recorded goodwill. During 2008, this accrual was revised and increased to $102 million due to an anticipated increase in the response rate. Of this accrual, we have approximately $1 million remaining at September 30, 2009.

(6) FAIR VALUE MEASUREMENTS

Fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Available for sale investments	$23	$23	$—	$—	(a	)
Net derivative contracts	39	—	39	—	(a	)

(7) STOCKHOLDERS’ EQUITY

Share Repurchase Program

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares under this program at an aggregate purchase price of $150 million. We made no share repurchases during the September 2009 quarter. At September 30, 2009, $350 million of authorized funds remain for share repurchases under this program.

Comprehensive Income and Stockholders’ Equity

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

The following table summarizes our comprehensive income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
Millions of dollars	2009	2008	2009	2008
Net earnings as reported	$93	$168	$252	$396
Currency translation adjustments – net	160	(364)	321	(152)
Cash flow hedges – net	36	(94)	138	(22)
Pension and other postretirement benefits plans – net	(41)	150	(29)	153
Available for sale securities	1	(1)	—	(13)

Comprehensive income (loss)	249	(141)	682	362
Less: Comprehensive income (loss) available to noncontrolling interests	12	(8)	35	(7)

Comprehensive income (loss) available to Whirlpool common stockholders	$237	$(133)	$647	$369

The following table summarizes the changes in stockholders’ equity:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2008	$3,073	$3,006	$67
Net earnings	252	233	19
Other comprehensive income	430	414	16

Comprehensive income	682	647	35

Treasury stock	26	26	—
Additional paid-in capital	7	7	—
Dividends declared on common stock	(96)	(96)	—

Stockholders’ equity, September 30, 2009	$3,692	$3,590	$102

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Millions of dollars and shares	2009	2008	2009	2008
Numerator for basic and diluted earnings per share - net earnings available to Whirlpool common stockholders	$87	$163	$233	$374

Denominator for basic earnings per share - weighted-average shares	74.7	74.6	74.4	75.4
Effect of dilutive securities - stock-based compensation	1.0	0.9	0.8	1.0

Denominator for diluted earnings per share - adjusted weighted-average shares	75.7	75.5	75.2	76.4

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the three and nine months ended September 30, 2009, 3,128,800 and 3,852,870 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the three and nine months ended September 30, 2008, 2,669,218 and 2,669,718 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

(8) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred restructuring charges of $24 million during the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and September 30, 2008, we incurred restructuring charges of $71 million and $72 million, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges related to headcount reductions in Europe and to shift cooking and dishwasher capacity within North America, dishwasher capacity in Europe and fabric care capacity within Asia.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base worldwide from the fourth quarter of 2008 through the beginning of 2010. We expect to incur approximately $100 million in employee termination costs, $14 million in asset impairment costs and $4 million in other associated costs for a total of $118 million that will be incurred as a result of this workforce reduction. During the September 2009 quarter we incurred charges of $11 million associated with this workforce reduction, which are included in the $24 million in total restructuring charges discussed above. As of September 30, 2009, approximately $32 million of these workforce reduction costs remain, all of which will result in future cash expenditures.

Our 2008 workforce reduction initiative discussed above is reducing our overall workforce by approximately 5,000 employees and contractors worldwide through the beginning of 2010. We expect to incur additional costs of $27 million in our Europe region, $4 million in our Latin America region and $1 million in our North American region through the beginning of 2010 related to these restructuring initiatives. For additional information about restructuring charges by business segment, see Note 12.

On August 28, 2009, we announced changes to our North America manufacturing operations which will result in the closure of our manufacturing facility in Evansville, Indiana in mid-2010. We currently expect that approximately 1,100 full-time positions will be eliminated as a result of the closure. We estimate that we will incur approximately $51 million in total costs in connection of the exit of this facility comprised of $21 million in employee termination costs, $13 million in equipment relocation costs, $5 million in asset impairment costs, and $12 million in other associated costs. We expect to recognize approximately $21 million of these costs in the 2009 fiscal year, $27 million of these costs in the 2010 fiscal year, and $3 million of these costs in the 2011 fiscal year, and estimate that approximately $33 million of the estimated $51 million in total cost will result in future cash expenditures. During the September 2009 quarter we incurred $9 million associated with this announcement, $2 million of which is included in the $24 million in total restructuring charges discussed above. As of September 30, 2009, approximately $42 million of these closure costs remain, of which $31 million will result in future cash expenditures.

A summary of the changes to our restructuring liability balance for the nine months ended September 30, 2009 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	September 30, Balance
Termination costs	$82	$44	$(79)	$(2)	$(3)	$41
Non-employee exit costs	22	27	(12)	(18)	(3)	17

Total	$104	$71	$(91)	$(20)	$(6)	$58

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

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at September 30, 2009:

		Fair Value of(1)
Millions of dollars	Notional Amount	Hedge Assets	Hedge Liabilities	Type of Hedge(2)	Term
Designated derivatives
Foreign exchange forwards/options	$1,797	$76	$63	(CF)/(FV)	Various, up to 15 months
Commodity swaps/options	384	47	19	(CF)/(FV)	Various, up to 27 months

Total designated derivatives		$123	$82

Undesignated derivatives
Foreign exchange forwards/options	$689	$8	$10		Various, up to 8 months
Commodity swaps/options	14	1	1		Various, up to 27 months

Total undesignated derivatives		9	11

Total derivatives		$132	$93

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of September 30, 2009, hedge assets of $110 million and $22 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $87 million and $6 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Designated derivatives are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the three months ended September 30, 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(4)	$(13)	(a)(b)	$1
Commodity swaps/options	34	(13)	(b)	—

	$30	$(26)		$1

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$1	$(1)	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$43

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the nine months ended September 30, 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(20)	$(10)	(a)(b)	$1
Commodity swaps/options	112	(101)	(b)	2
Interest rate swaps	1	1	(c)	—

	$93	$(110)		$3

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(5)	$5	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$60
Commodity swaps	(6)

$54

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income related to contracts maturing, and expected to be realized during the next twelve months is a gain of $9 million at September 30, 2009.

Early Hedge Settlement

During November and December 2008, we cash settled certain foreign currency derivative contracts prior to their scheduled settlement dates. As a result of these transactions, we received $82 million in cash, which represented the fair value of these contracts at the date of settlement. Effective gains of $82 million were recorded in accumulated other comprehensive income until the hedged forecasted transactions affect earnings. These gains will then be recorded as a reduction in cost of products sold on our Consolidated Condensed Statements of Income. Approximately $56 million and $10 million in gains were recorded into earnings during the nine months ended September 2009 and the December 2008 quarter, respectively, while the remaining gains will be recorded into earnings during the remainder of 2009. There was no ineffectiveness related to these settled foreign currency derivative contracts.

(10) INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2009 was a benefit of 15.6% and 25.2% compared to a benefit of 37.8% and 11.6% for the three and nine months ended September 30, 2008. For the three months ended September 30, 2009, changes in the effective tax rate from the prior period include unfavorable year over year impacts related to audit settlements and contingencies, a reduction in BEFIEX credits recognized due to the IPI tax holiday in Brazil, and a reduction in forecasted foreign earnings with lower statutory rates coupled with an increase in earnings in the U.S. These unfavorable impacts were partially offset by increased energy tax credits earned in the U.S. For the nine months ended September 30, 2009, the change in the effective tax rate from the prior period is primarily due to lower expected profitability in 2009 and increased energy tax credits earned in the U.S., offset partially by the unfavorable year over year impacts of audit settlements and contingencies and a reduction in BEFIEX credits recognized due to the IPI tax holiday in Brazil.

For the three and nine months ended September 30, 2009, the company recorded an increase in its unrecognized tax benefits in the amount of $19 million and $15 million, respectively, primarily related to tax deductions to be taken in foreign jurisdictions.

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $10 million associated with certain global tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

(11) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008	2009	2008
Service cost	$2.8	$3.4	$1.6	$1.7	$2.7	$5.3
Interest cost	51.5	52.7	5.1	5.5	11.8	15.8
Expected return on plan assets	(49.1)	(60.0)	(2.5)	(2.6)	—	—
Amortization of net loss	9.4	3.0	1.0	0.4	0.1	0.2
Amortization of prior service (credit)/cost	—	(0.1)	0.1	0.1	(8.2)	(7.2)
Amortization of transition obligation	—	—	—	—	—	—
Settlement and curtailment loss/(gain)	7.4	—	(0.8)	(6.0)	(1.3)	0.1

Net periodic cost	$22.0	$(1.0)	$4.5	$(0.9)	$5.1	$14.2

	Nine months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2009	2008	2009	2008	2009	2008
Service cost	$8.4	$10.2	$4.5	$5.4	$8.7	$16.2
Interest cost	154.7	158.1	14.6	17.1	37.0	50.6
Expected return on plan assets	(147.4)	(179.9)	(7.2)	(8.0)	—	—
Amortization of net loss	25.8	9.2	2.8	1.3	0.1	1.0
Amortization of prior service (credit)/cost	(0.1)	(0.3)	0.4	0.4	(23.8)	(15.4)
Amortization of transition obligation	—	—	(0.1)	(0.1)	0.1	0.1
Settlement and curtailment loss/(gain)	10.9	2.3	(2.5)	(6.0)	(94.8)	0.1

Net periodic cost	$52.3	$(0.4)	$12.5	$10.1	$(72.7)	$52.6

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana in mid-2010. The announcement triggered a curtailment within our pension plan for Evansville hourly employees, resulting in a one-time curtailment loss of $6.6 million included in net periodic cost with an offset to other comprehensive income, net of tax. During the September 2009 quarter, we recorded the entire loss in our Consolidated Condensed Statement of Income as a component of cost of products sold.

On June 16, 2009, the Board of Directors authorized the option for the company to use up to $100 million of company stock to fund the U.S. pension plans. If we elect to partially fund the U.S. pension plans in company stock, contributions may be made on a periodic basis from treasury stock, or, with the prior approval of the Finance Committee of the Board of Directors, from authorized, but unissued shares. As of September 30, 2009, we have not used company stock to fund our U.S. pension plans.

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

For the three and nine months ended September 30, 2009, we contributed $21.5 million and $47.5 million to our qualified U.S. pension plans. We expect to contribute $13.5 million to qualified U.S. pension plans during the remainder of 2009.

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

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the three months ended September 30, 2009, the operating segments recorded total restructuring costs (see Note 8) as follows: North America - $3 million, Europe - $16 million, Latin America -$3 million, Asia - $1 million and Corporate - $1 million, for a total of $24 million. For the three months ended September 30, 2008, the operating segments recorded total restructuring charges as follows: North America - $10 million, Europe - $13 million, and Latin America - $1 million, for a total of $24 million. For the nine months ended September 30, 2009, the operating segments recorded total restructuring costs (see Note 8) as follows: North America - $22 million, Europe - $33 million, Latin America - $5 million, Asia -$9 million and Corporate - $2 million, for a total of $71 million. For the nine months ended September 30, 2008, the operating segments recorded total restructuring costs as follows: North America - $44 million, Europe - $22 million, Latin America - $4 million and Asia - $2 million, for a total of $72 million.

As disclosed in Note 1, we changed our method of depreciation for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. As a result, our depreciation expense by operating segment decreased for the three months ended September 30, 2009 as follows: North America - $11 million, Europe - $6 million and Latin America - $3 million, for a total of $20 million. Net of amounts capitalized into ending inventories, operating profit increased for the three months ended September 30, 2009 as follows: North America - $11 million, Europe - $6 million and Latin America - $4 million, for a total of $21 million. Our depreciation expense by operating segment decreased for the nine months ended September 30, 2009 as follows: North America - $35 million, Europe - $20 million and Latin America - $9 million, for a total of $64 million. Net of amounts capitalized into ending inventories, operating profit increased for the nine months ended September 30, 2009 as follows: North America - $29 million, Europe - $15 million, and Latin America - $9 million, for a total of $53 million.

	GEOGRAPHIC SEGMENTS
Three Months Ended September 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2009	$2,494	$899	$992	$162	$(50)	$4,497
2008	2,741	1,087	989	137	(52)	4,902
Intersegment sales
2009	$31	$85	$64	$45	$(225)	$—
2008	53	96	80	65	(294)	—
Depreciation and amortization
2009	$67	$28	$20	$5	$10	$130
2008	77	35	26	5	14	157
Operating profit (loss)
2009	$140	$14	$93	$8	$(66)	$189
2008	74	52	116	—	(65)	177
Total assets
September 30, 2009	$8,367	$3,286	$2,912	$660	$(368)	$14,857
December 31, 2008	8,038	3,592	2,094	639	(831)	13,532
Capital expenditures
2009	$74	$20	$14	$2	$9	$119
2008	62	40	31	3	11	147

	GEOGRAPHIC SEGMENTS
Nine Months Ended September 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2009	$7,001	$2,382	$2,525	$466	$(139)	$12,235
2008	8,282	3,077	2,927	453	(147)	14,592
Intersegment sales
2009	$106	$243	$175	$128	$(652)	$—
2008	148	336	219	161	(864)	—
Depreciation and amortization
2009	$211	$75	$55	$14	$33	$388
2008	249	101	76	17	24	467
Operating profit (loss)
2009	$424	$2	$225	$23	$(185)	$489
2008	219	147	368	7	(202)	539
Total assets
September 30, 2009	$8,367	$3,286	$2,912	$660	$(368)	$14,857
December 31, 2008	8,038	3,592	2,094	639	(831)	13,532
Capital expenditures
2009	$193	$62	$39	$5	$49	$348
2008	182	97	66	14	19	378

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

During 2008 and through the September 2009 quarter, we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets and global demand for our products. Although we have made significant progress in reducing cost in 2009 to better align with global demand, we expect that we will continue to experience a liquidity strain on our suppliers, decreased consumer confidence and reduced consumer discretionary spending.

FACTORS AFFECTING COMPARABILITY

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result, our depreciation expense by operating segment decreased for the three months ended September 30, 2009 as follows: North America - $11 million, Europe - $6 million and Latin America - $3 million, for a total of $20 million. Net of amounts capitalized into ending inventories, gross margin increased for the three months ended September 30, 2009 as follows: North America - $11 million, Europe - $6 million and Latin America - $4 million, for a total of $21 million. Our depreciation expense by operating segment decreased for the nine months ended September 30, 2009 as follows: North America - $35 million, Europe - $20 million and Latin America - $9 million, for a total of $64 million. Net of amounts capitalized into ending inventories, gross margin increased for the nine months ended September 30, 2009 as follows: North America - $29 million, Europe - $15 million, and Latin America - $9 million, for a total of $53 million.

RESULTS OF OPERATIONS

For the three months ended September 30, 2009, consolidated net sales were $4.5 billion. Consolidated net earnings available to Whirlpool common stockholders were $87 million, or $1.15 per diluted share, decreasing from $163 million or $2.15 per diluted share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, consolidated net sales were $12.2 billion. Consolidated net earnings available to Whirlpool common stockholders were $233 million, or $3.10 per diluted share, decreasing from $374 million or $4.89 per diluted share for the nine months ended September 30, 2008. The following discussion highlights significant drivers of our operating performance.

Consolidated Net Sales

Consolidated net sales decreased 8.2% for the three months ended September 30, 2009 and 16.1% for the nine months ended September 30, 2009 compared to the same periods in 2008. The decrease for both the September 2009 quarter and year to date are primarily due to the impact of unfavorable foreign currency and a decline in units sold. Excluding the impact of foreign currency, consolidated net sales decreased 3.4% and 9.1% for the three and nine months ended September 30, 2009.

The table below summarizes consolidated net sales by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2009	2008	Change	2009	2008	Change
North America	$2,494	$2,741	(9.0)%	$7,001	$8,282	(15.5)%
Europe	899	1,087	(17.2)	2,382	3,077	(22.6)
Latin America	992	989	0.3	2,525	2,927	(13.7)
Asia	162	137	18.0	466	453	2.9
Other/eliminations	(50)	(52)	—	(139)	(147)	—

Consolidated	$4,497	$4,902	(8.2)%	$12,235	$14,592	(16.1)%

Significant regional trends were as follows:

•

North America net sales decreased 9.0% for the three months ended September 30, 2009 compared to the same period in 2008, substantially due to a 6.2% decrease in units sold. The decline in units sold is due to decreased industry demand resulting from continued weak economies in the U.S., Mexico and Canada in 2009, partially offset by higher market share compared to the prior year. Additionally, net sales was negatively impacted by the unfavorable impact of foreign currency and lower product price/mix. For the nine month period, net sales decreased 15.5% compared to the same period in 2008, primarily due to a 14.9% decrease in units sold, due to decreased industry demand as a result of the same factors affecting the three month comparison. Excluding the impact of foreign currency, North America net sales decreased 7.3% and 13.0% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

•

Europe net sales decreased 17.2% for the three months ended September 30, 2009 compared to the same period in 2008. The decrease in net sales is primarily due to a 12.0% decrease in units sold due to lower appliance industry demand and the unfavorable impact of foreign currency. For the nine month period, net sales decreased 22.6% compared to the same period in 2008. Sales decreases for the nine month period were primarily due to a 12.8% decrease in units sold as a result of the same factors affecting the three month comparison and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, Europe net sales decreased 11.0% and 12.0% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

•

Latin America net sales increased 0.3% for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an 21.0% increase in units sold mainly as a result of the Impostosobre Productos Industrializados (“IPI”) sales tax holiday. This sales tax holiday was declared by the Brazilian government on certain appliances in our Latin America region for the majority of the June 2009 quarter, and has been extended through October 31, 2009. During this holiday, we expect to monetize reduced amounts of BEFIEX credits because our BEFIEX credits are monetized through the offset of IPI taxes due. This lower monetization of BEFIEX credits and the unfavorable impact of foreign currency have offset the increase in unit sales. For the nine month period, net sales decreased 13.7% due to the unfavorable impact of foreign currency and lower BEFIEX credits recognized as a result of the IPI sales tax holiday. Partially offsetting the factors mentioned above is a 6.8% increase in units sold. During the three months ended September 30, 2009 and 2008, we monetized $8 million and $43 million of BEFIEX credits, respectively. During the nine months ended September 30, 2009 and 2008, we monetized $52 million and $131 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of September 30, 2009, $669 million of these export credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits. Excluding the impact of foreign currency, Latin America net sales increased 12.0% and 1.6% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

•

Asia net sales increased 18.0% for the three months ended September 30, 2009 compared to the same period in 2008, primarily due to a 32.3% increase in units sold offset partially by the impacts of unfavorable product price/mix and unfavorable foreign currency. The increase in volumes is due to increased industry demand and successful promotional initiatives. For the nine month period, net sales increased 2.9% compared to the same period in 2008, primarily due to a 16.9% increase in units sold offset partially by the impact of unfavorable foreign currency. Excluding the impact of foreign currency, Asia net sales increased 25.6% and 15.9% from the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Gross Margin

The consolidated gross margin percentage for the three months ended September 30, 2009 was lower due primarily to the unfavorable impacts of foreign currency, lower product price/mix, and lower regional tax incentives associated with BEFIEX, offset substantially by improved productivity and cost reductions. For the nine month period, the consolidated gross margin percentage decreased as compared to the prior year due to the unfavorable impacts of foreign currency, lower regional tax incentives associated with BEFIEX and lower productivity as a result of lower volumes. These unfavorable impacts were substantially offset by cost reduction initiatives and lower material and oil-related costs.

The table below summarizes percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
North America	12.6%	10.9%	1.7	pts	13.4%	10.9%	2.5	pts
Europe	11.8	15.5	(3.7)		10.9	15.1	(4.2)
Latin America	16.9	19.7	(2.8)		16.1	20.8	(4.7)
Asia	20.2	18.0	2.2		19.7	18.1	1.6
Consolidated	13.8	14.0	(0.2)		13.9	14.1	(0.2)

Significant regional trends were as follows:

•

North America gross margin increased for the three months ended September 30, 2009 compared to 2008 primarily due to improved productivity, cost reductions and lower material and oil-related costs, partially offset by the unfavorable impacts of foreign currency and lower product price/mix. Additionally, margin was positively impacted by a reduction in the excess of FIFO cost over LIFO cost reserve. For the nine month period ended September 30, 2009, the increase in gross margin was primarily due to improved product price/mix, cost reductions and a curtailment gain associated with the suspension of annual credits to retiree health savings accounts totaling $80 million. Additionally, margin was positively impacted by a reduction in the excess of FIFO cost over LIFO cost reserve resulting from cost deflation. These margin improvements were partially offset by lower productivity driven by volume reductions, the unfavorable impacts of foreign currency and $26 million in charges associated with a product recall. See Notes 2, 5 and 11 to the Consolidated Condensed Financial Statements for additional information related to LIFO, product recalls and the curtailment gain, respectively.

•

Europe gross margin decreased for the three and nine month periods ended September 30, 2009 compared to 2008 due primarily to lower volumes, unfavorable foreign currency fluctuations and asset sale gains and insurance proceeds totaling $14 million recognized in the quarter ended September 30, 2008. These decreases were partially offset by cost reduction and productivity initiatives and lower material and oil-related costs.

•

Latin America gross margin decreased for the three month period ended September 30, 2009 due primarily to a reduction in regional tax incentives associated with BEFIEX offset partially by higher productivity. For the nine months ended September 30, 2009, gross margin decreased due primarily to a reduction in regional tax incentives associated with BEFIEX and an operating tax settlement, offset by certain credits in the amount of $11 million related to refundable energy surcharges. See Note 5 to the Consolidated Condensed Financial Statements for additional information related to the foreign operating tax settlement.

•

Asia gross margin increased for the three and nine month periods ended September 30, 2009 due primarily to improvements in productivity, cost reduction initiatives, lower material and oil-related costs and a $3 million asset sale gain, which were partially offset by lower product price/mix.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2009	As a % of Sales	2008	As a % of Sales	2009	As a % of Sales	2008	As a % of Sales
Selling, general and administrative expenses
North America	$168	6.7%	$218	8.0%	$490	7.0%	$662	8.0%
Europe	92	10.3	116	10.7	258	10.8	318	10.3
Latin America	75	7.6	78	7.9	182	7.2	241	8.2
Asia	25	15.4	24	17.5	69	14.7	75	16.6
Corporate/Other	40	—	41	—	118	—	123	—

Consolidated	$400	8.9%	$477	9.7%	$1,117	9.1%	$1,419	9.7%

For the three and nine months ended September 30, 2009, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased as compared to the prior year periods, primarily as a result of infrastructure cost reductions and lower brand investment.

Restructuring

Restructuring initiatives resulted in charges of $24 million and $71 million for the three and nine months ended September 30, 2009, reflecting ongoing efforts to optimize our global operating platform. These amounts have been identified as a separate component of operating profit and primarily consist of charges to shift cooking and dishwasher capacity within North America, dishwasher capacity in Europe and fabric care capacity within Asia.

On August 28, 2009, we announced changes to our North American manufacturing operations which will result in the closure of our manufacturing facility in Evansville, Indiana in mid-2010. We currently expect that approximately 1,100 full-time positions will be eliminated as a result of the closure.

For additional information about restructuring activities see Note 8 to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) increased $48 million for the three month period ended September 30, 2009 when compared to the same period one year ago primarily due to charges incurred for legal contingencies and legal defense related to an antitrust investigation of the global compressor industry and lower interest income, partially offset by the favorable impact of foreign currency. Interest and sundry income (expense) increased $76 million for the nine month period ended September 30, 2009 when compared to the same period one year ago, primarily due to charges incurred for legal contingencies and legal defense related to an antitrust investigation of the global compressor industry, lower interest income and higher mark to market losses on derivative instruments. These increases were partially offset by legal settlement costs recorded in 2008 and certain current period asset sale gains. Higher legal expense associated with the antitrust investigation of the global compressor industry and related lawsuits is expected to continue through at least the remainder of the year. For additional information about the antitrust investigation see Note 5 to the Consolidated Condensed Financial Statements.

Interest Expense

Interest expense increased for the three months ended September 30, 2009 when compared to the same period one year ago due to higher interest rates partially offset by lower average debt levels. For the nine months ended September 30, 2009 interest expense increased due to the combination of higher interest rates and higher average debt levels and $13 million in interest charges on an operating tax settlement incurred during the three months ended March 31, 2009.

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2009 was a benefit of 15.6% and 25.2% compared to a benefit of 37.8% and 11.6% for the three and nine months ended September 30, 2008. For the three months ended September 30, 2009, changes in the effective tax rate from the prior period include unfavorable year over year impacts related to audit settlements and contingencies, a reduction in BEFIEX credits recognized due to an IPI tax holiday in Brazil, and a reduction in forecasted foreign earnings with lower statutory rates coupled with an increase in earnings in the U.S. These unfavorable impacts were partially offset by increased energy tax credits earned in the U.S. For the nine months ended September 30, 2009, the change in the effective tax rate from the prior period is primarily due to lower expected profitability in 2009 and increased energy tax credits earned in the U.S., offset partially by the unfavorable year over year impacts of audit settlements and contingencies and a reduction in BEFIEX credits recognized due to the IPI tax holiday in Brazil.

For the three and nine months ended September 30, 2009, the company recorded an increase in its unrecognized tax benefits in the amount of $19 million and $15 million, respectively, primarily related to tax deductions to be taken in foreign jurisdictions.

For additional information about income taxes see Note 10 to the Consolidated Condensed Financial Statements.

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders for the current quarter were $87 million or $1.15 per diluted share, versus $163 million, or $2.15 per diluted share in the comparable prior period, respectively due to the factors described above. Net earnings available to Whirlpool common stockholders for the nine months ended September 30, 2009 were $233 million or $3.10 per diluted share, versus $374 million, or $4.89 per diluted share in the comparable prior period, respectively, due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

For the full year 2009, we expect earnings per diluted share to be approximately $4.25, compared with our previous guidance of $3.50 to $4.00 per diluted share and free cash flow for the year to be from approximately $500 to $600 million, compared with our previous guidance of $300 to $400 million. We are also updating our outlook for demand. Within the North America region, we expect industry demand to decline from 2008 levels by approximately 10% compared with our previous estimate of a 10% to 12% decline. We expect Brazilian appliance shipments to increase more than 15% compared with our previous expectation of more than 10%. We anticipate full-year 2009 industry demand in Asia to increase by approximately 10% compared with our previous expectation of flat to up 5% from 2008 levels. Material cost inflation is expected to be approximately flat in 2009, compared with our previous estimate of $50 million.

Millions of dollars
Cash provided by operating activities	$900	—	$1,025
Capital expenditures	(475)	—	(525)
Proceeds from sale of assets/businesses	75	—	100

Free cash flow	$500	—	$600

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

On February 27, 2009, we entered into an Amendment (the “First Amendment”) to the Credit Agreement to assure flexibility in future credit availability. The First Amendment increased the spread over LIBOR to 3%, the spread over prime to 2% and the utilization fee to be paid, if amounts borrowed exceed $1.1 billion, to 1% and replaced the facility fee with an unused commitment fee of 0.50%.

On August 13, 2009, we entered into a second Amendment to our Credit Agreement (the “Second Amendment”) to further assure flexibility in future credit availability. The Second Amendment divides and reduces the existing $2.2 billion credit facility into a $1.35 billion tranche maturing on August 13, 2012 (the “Extending Tranche”) and a $522 million tranche maturing December 1, 2010 (the “Non-Extending Tranche”). For the Extending Tranche, the Second Amendment provides that the utilization fee to be paid, if amounts borrowed exceed 50% of the facility, is 0.50%, and for the Non-Extending Tranche, the utilization fee to be paid, if amounts borrowed exceed 50% of the facility, is 1%. The interest margin over LIBOR charged will be based on Whirlpool’s credit rating.

As of September 30, 2009, there was no balance outstanding under our credit facility. For additional information about the above Amendments, see Note 4 to the Consolidated Condensed Financial Statements.

On May 4, 2009, we completed a debt offering comprised of (1) $350 million aggregate principal amount of 8.000% Notes due 2012 (the “2012 Notes”) and (2) $500 million aggregate principal amount of 8.600% Notes due 2014 (the “2014 Notes” and together with the 2012 Notes, the “Notes”). The proceeds from the Notes were used for general corporate purposes.

For additional information about our financing arrangements, see Note 4 to the Consolidated Condensed Financial Statements.

We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements. We are in compliance with financial covenants in our credit facility for all periods presented.

Pension and Postretirement Benefit Plans

Defined Benefit Plans

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana in mid-2010. The announcement triggered a curtailment within our pension plan for Evansville hourly employees, resulting in a one-time curtailment loss of $6.6 million included in net periodic cost with an offset to other comprehensive income, net of tax. During the September 2009 quarter, we recorded the entire loss in our Consolidated Condensed Statement of Income as a component of cost of products sold. The closure of the Evansville facility also triggered a curtailment in our U.S. retiree healthcare plan, resulting in a curtailment gain. The curtailment gain will be recognized in our Consolidated Condensed Statement of Income as a component of cost of products sold as the employees terminate, which is expected to occur in 2010.

On June 16, 2009, the Board of Directors authorized the option for the company to use up to $100 million of company stock to fund the U.S. pension plans. If we elect to partially fund the U.S. pension plans in company stock, contributions may be made on a periodic basis from treasury stock, or, with the prior approval of the Finance Committee of the Board of Directors, from authorized, but unissued shares. As of September 30, 2009, we have not used company stock to fund our U.S. pension plans.

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

Sources and Uses of Cash

We expect to meet our cash needs for 2009 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $725 million at September 30, 2009, as compared to $425 million at September 30, 2008.

Cash Flows from Operating Activities

Cash provided by operating activities in 2009 was $652 million as compared to a use of $6 million for the nine months ended September 30, 2008. Cash provided by operations reflects lower payments for inventory, lower employee compensation payments, lower cash payments for accounts payable and other operating accruals, offset partially by lower collections of accounts receivable and lower earnings.

Cash Flows from Investing Activities

Cash used in investing activities was an outflow of $294 million in 2009 compared to an outflow of $343 million for the same period last year. The decrease in cash used in investing activities was primarily due to higher proceeds from the sale of assets in 2009 and lower capital spending.

Cash Flows from Financing Activities

Cash provided by financing activities was $184 million in the nine months ended September 30, 2009 compared to $607 million for the comparable period in the prior year. The current period reflects proceeds received related to a debt offering totaling $850 million while the prior year reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013. For additional information about our $850 million debt offering, see Note 4 to the Consolidated Condensed Financial Statements. The current year also reflects net repayments of short-term borrowings and long-term debt totaling $546 million compared to net proceeds of $430 million in the comparable period in the prior year. During 2009, we paid dividends to common stockholders totaling $96 million and paid debt financing fees of $37 million. During 2008, we repurchased stock totaling $247 million, paid dividends to common stockholders totaling $98 million and received proceeds from the issuance of common stock related to option exercises of $21 million.

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

Product Recalls

The establishment of a liability for product recalls is periodically required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units affected by the recall, is the most significant factor in estimating the total cost of each recall. To determine a response rate, we consider the population of the affected appliances based on evaluating the design issue or defective part in the appliance and the respective years in which it was included in manufacturing the appliance to determine the affected population. We also consider the type and age of the affected appliance to determine the affected population and apply historical response rates based on current and past experience factors to derive an estimated liability which is revised, as necessary, depending on our actual response rate. Differences between our assumptions and actual experience could have a material impact on our product recall reserves. For additional information about product recalls, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.

Goodwill and Intangible Valuations

We sell products under a number of trademarks, many of which we developed. Trademark development costs are expensed as incurred. We also purchase trademark assets and goodwill in acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. We have two reporting units where goodwill is recorded which include North America and Embraco in our Latin America region. There have been no changes to our reporting units or allocations of goodwill by reporting units. We have trademark assets in our North America and Europe regions. Forecasted financial statements utilized in the valuation of our reporting units and forecasted revenue amounts utilized in determining the fair values of our trademarks are based upon Whirlpool’s current long range plans which are consistent with commercially available industry expectations. We test indefinite lived intangibles for impairment as of November 30 each year and more frequently if indicators of impairment exist. During 2009 we have had no indicators of impairment.

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

We determine fair value based on a discounted cash flow model which is an accepted valuation technique. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows from our reporting units.

Significant Assumptions in evaluating Goodwill

In assessing goodwill for impairment for the North America reporting unit, significant assumptions used in our discounted cash flow model as of November 30, 2008 included revenue growth rates, a long term growth rate and the discount rate.

•

Revenue growth rates used in the discounted cash flows model were based upon our long range plan for the next three years and range from -10% to 10%. Subsequent to this three year period, we applied expected growth rates to revenues which were consistent with commercially available industry market value and volume forecasts. The long term growth rate used was 2% based upon the compound average growth rate for the U.S. T-7 appliance industry (T-7 refers to the following appliance categories: washers, dryers, refrigerators, freezers, dishwashers, ranges and compactors) over a 25 year period, and was also consistent with commercially available industry market value and volume forecasts.

•

The discount rate of 11% used in our discounted cash flow model, as of the November 30, 2008 assessment, was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The discount rate was estimated using the risk free rate, market risk premium, and cost of debt prevalent as of the valuation date. The Beta and capital structure were estimated based on an analysis of comparable guideline companies. In addition, a risk premium was included in order to account for the risks inherent in the cash flows and to reconcile the fair value indicated by the discounted cash flow model to Whirlpool’s public market equity value at November 30, 2008.

Other Considerations in evaluating Goodwill

Additionally, in assessing goodwill impairment for the North America reporting unit, we considered the implied control premium and concluded the implied control premium was reasonable based on other recent market transactions.

The estimated fair value of our North America reporting unit has historically exceeded the carrying value by a substantial amount. We performed a sensitivity analysis on the discount rates and revenue long-term growth assumptions. In estimating sensitivity, either the discount rate could increase by 50 basis points or the revenue long-term growth rate could decline to zero and our reporting units would continue to have a fair value in excess of carrying value.

Our methodology for evaluating goodwill for impairment has not changed since our impairment test performed as of November 30, 2007. We have updated our revenue projections discussed above based on our current long range plan, and current industry and economic conditions. The discount rate and long term growth rate for the North America reporting unit have not changed from the rates that were used in our last annual impairment test.

These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A of our Form 10-K for the year ended December 31, 2008.

Intangible Valuations

In assessing the fair value of trademarks, we utilize a relief from royalty method. If the carrying amount of a trademark exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Considerable judgment is necessary to estimate key assumptions involved in valuing our trademarks, including projected revenues, royalty rates and applicable discount rates. During 2009, we have not performed any interim impairment tests as there have been no triggering events.

In developing discount rates for the valuation of our trademarks, we used the industry average weighted average cost of capital for Whirlpool as the base adjusted for the higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. The premium added considered that we have reduced the projected revenue from the forecasts used in previous years due in part to lower industry demand driven by the current economic conditions in our respective markets. Based on this analysis, we determined discount rates ranging from 11.0 to 11.5% (10% to 12% in 2007).

In determining royalty rates for the valuation of our trademarks, we considered factors that affect the intrinsic royalty rates that would hypothetically be paid for the use of the trademarks. The most significant factors in determining the intrinsic royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademark and trade name intangibles, and the position of the trademarked products in a given market segment. Based on this analysis, we determined royalty rates ranging from 0.5% to 5% (0.5% to 5% in 2007).

Based on the compound annual growth rate of the U.S. T-7 appliance industry over the past 25 years of 2%, and the strength of our trademarks in the marketplace, any reasonably likely change in the projected revenues or discount rate utilized in the valuation of our trademarks would not result in a material impairment charge.

See our Form 10-K for the year ended December 31, 2008 for a description of our other critical accounting policies and estimates.

OTHER MATTERS

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2008, sales of compressors represented approximately 6% of our global net sales.

In February 2009, competition authorities in Brazil, the U.S. and Europe began to seek documents from us in connection with their investigations. We received a grand jury subpoena from the U.S. Department of Justice requesting documents for the time period 2003 through the present. Competition authorities in other jurisdictions have sought similar information.

On September 30, 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translate to approximately U.S. $56 million, $43 million of which has been recorded as an expense in the third quarter of 2009, and $13 million of which was previously accrued. We are cooperating fully with the ongoing government investigations in other jurisdictions and have taken actions, and will continue to take actions, to minimize our potential exposure.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of September 30, 2009, we have accrued charges of approximately $72 million related to the claims and investigations. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares under this program at an aggregate purchase price of $150 million. We made no share repurchases during the September 2009 quarter. At September 30, 2009, $350 million of authorized funds remain for share repurchases under this program.

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

October 23, 2009