Form 10-K
period 2009-12-31
WHIRLPOOL CORP /DE/
filed 2010-02-17
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)
2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (269) 923-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	Chicago Stock Exchange and New York Stock Exchange
7 3/ 4% Debentures due 2016	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,019,566,403.

On February 12, 2010, the registrant had 74,805,277 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2010 annual meeting of stockholders (the “Proxy Statement”)	Part III

PART I

ITEM 1.    Business.

Whirlpool Corporation, the world’s leading manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 12 countries under 13 principal brand names and markets products in nearly every country around the world. Whirlpool’s geographic segments consist of North America, Europe, Latin America, and Asia. As of December 31, 2009, we had approximately 67,000 employees.

As used herein, and except where the context otherwise requires, “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

Products and Markets

Whirlpool manufactures and markets a full line of major appliances and related products, primarily for home use. Our principal products are laundry appliances, refrigerators, cooking appliances, dishwashers, mixers and other small household appliances. We also produce hermetic compressors for refrigeration systems.

For each class of products which accounted for 10% or more of our consolidated net sales over the last three years, the following table lists the total net sales of each class.

	Percent in 2009	Year ended December 31 (millions of dollars)
Class of Similar Products		2009	2008	2007
Home Laundry Appliances	31%	$5,345	$5,760	$5,678
Home Refrigerators and Freezers	30%	5,200	5,825	5,833
Home Cooking Appliances	17%	2,809	3,128	2,995
Other	22%	3,745	4,194	4,902

Net Sales	100%	$17,099	$18,907	$19,408

In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products primarily under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Roper, Estate, Admiral, Magic Chef, Amana, and Inglis brand names primarily to retailers, distributors, and builders. In Canada, we market and distribute major home appliances primarily under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Magic Chef, Amana, Roper, Estate, and KitchenAid brand names. In Mexico, we market and distribute major home appliances primarily under the Whirlpool, Maytag, Acros, KitchenAid, and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names. We have manufacturing facilities in the United States and Mexico.

Whirlpool is a major supplier to Sears of laundry, refrigerator, dishwasher, and trash compactor home appliances. Sears markets some of the products that we supply to them under its Kenmore brand name. Sears is also a major outlet for our Whirlpool, Maytag, KitchenAid, Jenn-Air, and Amana brand products. In 2009, 2008 and 2007, approximately 10%, 11% and 12%, respectively, of our consolidated net sales were attributable to sales to Sears. More information regarding Whirlpool’s relationship with Sears can be found under the caption “Forward-Looking Perspective” in the “Management’s Discussion and Analysis” contained in the Financial Supplement to this Report.

In Europe, we market and distribute our major home appliances primarily under the Whirlpool, Maytag, Amana, Bauknecht, Ignis, Laden, and Polar brand names, and major and portable appliances under the KitchenAid brand name. In addition to our extensive operations in Western Europe, we have sales subsidiaries in

Russia, Ukraine, Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco, and Turkey, with representative offices in Ukraine, Kazakhstan, Slovenia, Serbia and Montenegro. Whirlpool markets a full line of products under the Whirlpool, KIC, and Ignis brand names in South Africa.

Whirlpool’s European operations also sell products carrying the Whirlpool, Bauknecht, and Ignis brand names to distributors and dealers in Africa and the Middle East. Whirlpool has manufacturing facilities in France, Germany, Italy, Poland, Slovakia, South Africa, and Sweden.

In Latin America, we market and distribute our major home appliances primarily under the Whirlpool, Maytag, KitchenAid, Brastemp, Consul, and Eslabon de Lujo brand names. We manage appliance sales and distribution in Brazil, Argentina, Chile, and Peru through our Brazilian subsidiary, and in Bolivia, Paraguay, and Uruguay through our distributors. We manage appliance sales and distribution in Central American countries, the Caribbean, Venezuela, Colombia, Guatemala, and Ecuador through our Brazilian subsidiary and through distributors. In Latin America, Whirlpool has manufacturing facilities in Brazil.

In Asia, we have organized the marketing and distribution of our major home appliances into five operating groups: (1) China, which includes mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal, and Pakistan; (4) Oceania, which includes Australia, New Zealand, and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, and Japan. We market and sell our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana, and Jenn-Air brand names by a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores. In Asia, we have manufacturing facilities in China and India.

Competition

Competition in the home appliance industry is intense. In addition to traditional competitors such as Electrolux, General Electric, and Kenmore, there are expanding foreign competitors such as LG, Bosch Siemens, Samsung and Haier. Moreover, the U.S. customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services, and prices. In most major markets throughout the world, 2009 was a challenging year with continued high costs in the areas of metals and oil-based materials, such as resins. In addition, in 2008 and 2009 we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets and global demand for our products. Competition in our markets is based upon a wide variety of factors, including cost, selling price, distribution, performance, innovation, product features, energy efficiency, quality, and other financial incentives. These financial incentives include cooperative advertising, co-marketing funds, salesperson incentives, volume rebates, and terms. We believe that we can best compete in the current environment by increasing productivity, improving quality, lowering costs, focusing on research and development including introducing new products through innovation, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, and taking other efficiency-enhancing measures.

Other Information

We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. There has been continued cost pressure in some areas, such as metals and oil-based materials, during most of the year. In the later part of the year, costs in most of these areas started to show signs of relief, but remain at elevated levels. We believe such raw materials and components will be available in adequate quantities to meet anticipated production schedules.

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

Expenditures for Whirlpool-sponsored research and development relating to new products and the improvement of existing products were approximately $455 million in 2009, $436 million in 2008, and $421 million in 2007.

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

We believe that we are in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide amounted to approximately $29 million in 2009, $31 million in 2008 and $28 million in 2007. We estimate that in 2010, environmental capital expenditures and expenses for manufacturing operations will be approximately $29 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2010.

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

For certain other financial information concerning our business segments and foreign and domestic operations, see Note 13 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on our global restructuring plans, and the impact of these plans on our operating segments, see Notes 10 and 13 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

For information on product recalls, see Note 6 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

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

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers on February 10, 2010, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	52

Michael A. Todman	Director and President, Whirlpool International	2001	52

Marc R. Bitzer	President, Whirlpool North America	2006	45

Bracken Darrell	Executive Vice President and President, Whirlpool Europe	2009	47

Jose A. Drummond	Executive Vice President and President, Whirlpool S.A.	2008	45

David T. Szczupak	Executive Vice President, Global Product Organization	2008	54

Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	49

Each of the executive officers named above was elected to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2010 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Szczupak and Mr. Darrell. Prior to joining Whirlpool in July of 2008, Mr. Szczupak for the previous two years served as Chief Operating Officer of Dura Automotive Systems, Inc. and before joining Dura in 2006, worked for Ford Motor Company for 22 years in various leadership roles. Mr. Darrell, prior to joining Whirlpool in September 2008, for the previous six years held various executive positions with The Procter & Gamble Company, the most recent being President of Braun, a Procter & Gamble division.

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

Risks Relating to Our Business

Changes in economic conditions could adversely affect demand for our products. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, and foreign currency exchange rates, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, and higher tax rates adversely affect demand. The decline in economic activity and conditions in the United States and the other markets in which we operate has, and may continue to, adversely affect our financial condition and results of operations for the foreseeable future.

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

We face intense competition in the home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our operating segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as Electrolux, LG, Samsung, Bosch Siemens and General Electric are large, well-established companies that rank among the Global Fortune 150 and have demonstrated a commitment to success in the global market. Competition in the global market is based on a number of factors including performance, innovation, product features and design, energy efficiency, quality, cost, selling price, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates, and terms. In the past, our competitors, especially global competitors with low-cost sources of supply outside the United States, have aggressively priced their products and/or introduced new products to increase market share. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.

Foreign currency fluctuations may affect our financial performance. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. Recent extreme volatility in the foreign exchange markets has increased our risk. We use currency forwards and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings.

Product liability or product recall costs could adversely affect our business and financial performance. We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property. In the event that any of our products prove to be defective, we may need to recall and/or redesign such products. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition, or results of operations. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. We may also be involved in certain class action litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating a limited number of potential quality and safety issues, and as necessary, we undertake to effect repair or replacement of appliances. Actual costs of these issues and any future issues depend upon several factors, including the number of consumers who respond to a particular recall, repair and administrative costs, whether the cost of any corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether we will be successful in recovering our costs from the supplier. The actual costs incurred as a result of these issues and any future issues could have a material adverse effect on our business, financial condition or results of operations.

Unfavorable results of legal proceedings could materially adversely affect our business and financial performance. We are subject to a variety of litigation and legal compliance risks, including litigation concerning product defects, intellectual property rights, taxes, environmental matters, commercial matters and compliance with competition laws and sales and trading practices. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. We estimate loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our estimates.

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

We face inventory and other asset risk. We record a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value. We also review our long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair market value. Although we believe our inventory and other asset related provisions are currently adequate, no assurance can be given that, given the unpredictable pace of product obsolescence, we will not incur additional inventory or asset related charges. Such charges could materially adversely affect our financial condition and operating results.

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our profits. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Material cost inflation is expected to be approximately $200 to $300 million in 2010, largely driven by increases in base metals, such as copper, aluminum, zinc and nickel, as well as component parts and steel. Continued significant increases in these and other costs in the future could materially affect our profits.

The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, including our ability to manufacture without disruption, could affect our global business performance. We use a wide range of materials and components in the global production of our products and use numerous suppliers to provide materials and components. Because we generally do not have guaranteed supply arrangements with our suppliers and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risks. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary component parts for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and operations at suppliers’ facilities are subject to disruption for a variety of reasons, including, but not limited to, work stoppages, fire, earthquake, flooding, or other natural disasters. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our revenue and earnings performance.

Significant differences between actual results and estimates of the amount of future funding for our pension plans and postretirement health care benefit programs, and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results. We have both funded and unfunded noncontributory defined benefit pension plans that cover most of our North American employees and certain foreign employees. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA), the Pension Protection Act and the Internal Revenue Code govern the funding obligations for our U.S. pension plans, which are our principal pension plans. Our U.S. defined benefit plans were frozen as of December 31, 2006 for substantially all participants. For 2007 and beyond, Whirlpool employees may participate in an enhanced defined contribution plan.

As of December 31, 2009, our projected benefit obligations under our pension plans and postretirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $2,329 million ($1,568 million of which was attributable to pension plans and $761 million of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health care benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.

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

Moreover, while we do not believe that any of our products infringe on the valid intellectual property rights of third parties, others may assert intellectual property rights that cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

We may be subject to information technology system failures, network disruptions and breaches in data security, which may materially adversely affect our operations, financial condition and operating results. We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. Information technology system failures could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through security breach.

In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or harm employee morale.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

Risks associated with our international operations may decrease our revenues and increase our costs. For the year ended December 31, 2009, we derived approximately 45% of our net sales from outside of North America (which includes Canada and Mexico), including 22% in Latin America, 19% in Europe and 4% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

•	changes in foreign country regulatory requirements;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political, legal, and economic instability;

•	foreign currency exchange rate fluctuations;

•	changes in foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations of tax laws;

•	inflation;

•	work stoppages and disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable; and

•	the inability to repatriate cash.

Additionally, as a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any determination that we have violated the Foreign Corrupt Practices Act could have a material adverse effect on us.

Terrorist attacks, armed conflicts, natural disasters, and epidemics could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers, both in the United States and elsewhere.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Government regulators in various jurisdictions are currently investigating alleged pricing practices in the global compressor industry, including our compressor business headquartered in Brazil. These investigations, as well as additional investigations by other governmental agencies, could result in civil or criminal charges against Whirlpool and its employees, and the imposition of fines and penalties. In addition, we have been named as a defendant in numerous related class action lawsuits in various jurisdictions, which seek damages in connection with the pricing of compressors, and additional lawsuits may be filed. The impact of these investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.

A deterioration in labor relations could adversely impact our global business. As of December 31, 2009, we had approximately 67,000 employees. Of those employees, various labor unions with separate collective bargaining agreements represent approximately 60%. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may be subject to employee work stoppages that, if such events were to occur, may have a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew collective bargaining agreements on the same or similar terms, or at all, which may also have a material adverse effect on our business, financial condition, or results of operations.

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

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation. The conduct of our businesses, and the production, distribution, sale, advertising, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities. In addition, we incur and will continue to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment and human health and safety. These types of costs could adversely affect our financial performance. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply with various laws and regulations, including environmental regulations. Cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect us.

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2009, our principal manufacturing operations were carried on at 37 locations worldwide, 26 of which are located in 11 countries outside the United States, primarily in the Europe region, and to a lesser extent in Asia, Latin America, and Mexico. Whirlpool occupied a total of approximately 65.2 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 33.8 million square feet of such space is occupied under lease. In general, all facilities are well maintained, suitably equipped, and in good operating condition.

ITEM 3.    Legal Proceedings.

Information with respect to legal proceedings can be found under the heading “Legal Contingencies” in Note 6 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter of 2009.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 12, 2010, the number of holders of record of Whirlpool common stock was approximately 14,821.

High, low, and closing sales prices (as reported on the New York Stock Exchange composite tape) for Whirlpool’s common stock for each quarter during the years 2009 and 2008 are set forth below:

Market Price	High	Low	Close
4Q2009	$85.01	$65.37	$80.66
3Q2009	73.84	41.34	69.96
2Q2009	49.96	28.44	42.56
1Q2009	49.08	19.19	29.59

4Q2008	$83.05	$30.19	$41.35
3Q2008	91.87	58.22	79.29
2Q2008	92.59	61.73	61.73
1Q2008	98.00	67.19	86.78

Cash dividends declared on Whirlpool common stock for each quarter during the years 2009 and 2008 are set forth in Note 14 to the Consolidated Financial Statements contained in the Financial Supplement to this report.

During the March 2008 quarter, Whirlpool purchased approximately 1.1 million shares of Whirlpool common stock under a $500 million share repurchase program authorized by our Board of Directors on June 15, 2004. At March 31, 2008, there were no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. There were no repurchases during 2009. At December 31, 2009, there were $350 million of remaining funds authorized under this program.

ITEM 6.    Selected Financial Data.

The selected financial data for the five years ended December 31, 2009 with respect to the following line items are shown under the “Five Year Selected Financial Data” contained in the Financial Supplement to this report: total net sales, earnings from continuing operations, earnings from continuing operations per share of common stock, dividends declared per share of common stock, total assets, and long-term debt. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the effects on such data of any business combinations and other acquisitions, disposition and restructuring activity, accounting changes, earnings of foreign affiliates, and other significant activity impacting or affecting the comparability of reported amounts.

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

ITEM 8.    Financial Statements and Supplementary Data.

Whirlpool’s Consolidated Financial Statements are contained in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2009 and 2008 is set forth in Note 14 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not previously reported.

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

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 2, 2009, which is the date of our last proxy statement.

We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer (controller). The text of our code of ethics is posted on our website: www.whirlpoolcorp.com—scroll over the “Responsibility” dropdown menu and click on “Code of Ethics.” Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

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

ITEM 11.    Executive Compensation.

Information with respect to compensation of our executive officers and directors can be found under the captions “Nonemployee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Human Resources Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Human Resources Committee Report” in the Proxy Statement, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

2. “Schedule II—Valuation and Qualifying Accounts” is contained in the Financial Supplement to this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. The exhibits listed in the “Exhibit Index” attached to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By:	/s/ ROY W. TEMPLIN	February 17, 2010
Roy W. Templin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
/s/ JEFF M. FETTIG Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

MICHAEL A. TODMAN* Michael A. Todman	Director and President, Whirlpool International

/s/ ROY W. TEMPLIN Roy W. Templin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ANTHONY B. PETITT* Anthony B. Petitt	Vice President and Controller (Principal Accounting Officer)

HERMAN CAIN* Herman Cain	Director

GARY T. DICAMILLO* Gary T. DiCamillo	Director

KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director

MICHAEL F. JOHNSTON* Michael F. Johnston	Director

WILLIAM T. KERR* William T. Kerr	Director

MILES L. MARSH* Miles L. Marsh	Director

WILLIAM D. PEREZ * William D. Perez	Director

Signature	Title
PAUL G. STERN* Paul G. Stern	Director

JANICE D. STONEY* Janice D. Stoney	Director

MICHAEL D. WHITE* Michael D. White	Director

*By:	/s/ DANIEL F. HOPP Daniel F. Hopp	Attorney-in-Fact	February 17, 2010

WHIRLPOOL CORPORATION

Financial Supplement

to 2009 Annual Report on Form 10-K and

to 2010 Proxy Statement

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

EXECUTIVE OVERVIEW

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of $17 billion and net earnings available to Whirlpool common stockholders of $328 million for the year ended December 31, 2009. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America (55% of revenue), Europe (19% of revenue), Latin America (22% of revenue), and Asia (4% of revenue).

Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions and investments.

We monitor country-specific economic factors such as gross domestic product, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.

During 2008 and 2009, we experienced significant macroeconomic challenges including instability in the financial markets. These challenges have impacted the global economy, the capital markets and global demand for our products. Although we have made significant progress in reducing cost in 2009 to better align with global demand, and in improving our liquidity position, we expect that we will continue to experience the effects of liquidity strain on our suppliers, continued low consumer confidence and consumer discretionary spending.

Competition in the home appliance industry is intense in all global markets we serve. In addition to our traditional competitors such as Electrolux, General Electric, and Kenmore in North America, there has been an emergence of strong global competitors such as LG, Bosch Siemens, Samsung and Haier. In each geographic region, our customer base is consolidated and characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices. We believe that our productivity and cost controls, new innovative product introductions, and improved product price/mix will enhance our ability to respond to these competitive conditions.

FACTORS AFFECTING COMPARABILITY

During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

derived from those assets. As a result of this change and our overall lower levels of production in 2009, our depreciation expense by operating segment decreased for 2009 as follows: North America—$46 million, Europe—$25 million, Latin America—$11 million and Asia—$1 million, for a total of $83 million. Net of amounts capitalized into ending inventories, gross margin increased for 2009 as follows: North America—$41 million, Europe—$19 million, Latin America—$11 million and Asia—$1 million, for a total of $72 million.

RESULTS OF OPERATIONS

For the year ended December 31, 2009, consolidated net sales were $17 billion. Consolidated net earnings available to Whirlpool common stockholders were $328 million, or $4.34 per diluted share, decreasing from $418 million or $5.50 per diluted share for the year ended December 31, 2008. The decrease in net sales and earnings reflects lower appliance industry demand resulting primarily from weaker economies within our North America and Europe regions and the unfavorable impact of foreign currency.

Consolidated Net Sales

The table below summarizes by region consolidated net sales and units sold:

Millions of dollars	2009	Change	2008	Change	2007
Consolidated Net Sales
North America	$9,592	(11.0)%	$10,781	(8.1)%	$11,735
Europe	3,338	(16.9)	4,016	4.4	3,848
Latin America	3,705	—	3,704	7.8	3,437
Asia	654	10.3	593	6.5	557
Other/Eliminations	(190)	—	(187)	—	(169)

Consolidated	$17,099	(9.6)	$18,907	(2.6)	$19,408

In thousands	2009	Change	2008	Change	2007
Units Sold
North America	24,631	(9.5)%	27,210	(10.4)%	30,352
Europe	11,798	(11.7)	13,365	(2.0)	13,641
Latin America	10,047	14.5	8,777	5.7	8,303
Asia	3,264	20.8	2,703	5.7	2,558
Other/Eliminations	—	—	(1)	—	(3)

Consolidated	49,740	(4.4)	52,054	(5.1)	54,851

Consolidated net sales decreased 9.6% compared to 2008 primarily due to lower unit shipments and the impact of unfavorable foreign currency. Excluding the impact of foreign currency, consolidated net sales decreased 5.8% compared to 2008. Consolidated net sales for 2008 decreased 2.6% compared to 2007 primarily due to lower unit shipments, which were partially offset by the favorable impact of foreign currency. Excluding the impact of foreign currency, consolidated net sales decreased 5.1% compared to 2007.

Significant regional trends were as follows:

•

North America net sales decreased in 2009 by 11.0% compared to 2008 primarily due to a 9.5% decrease in units sold. The decline in units sold is due to decreased industry demand resulting from continued weak economies in the U.S., Mexico and Canada in 2009. Additionally, net sales was negatively impacted by the unfavorable impact of foreign currency, which was partially offset by improved product price/mix. Excluding the impact of foreign currency, North America net sales decreased 9.4% in 2009. North

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

America net sales decreased in 2008 by 8.1% compared to 2007 primarily due to a 10.4% decrease in units sold. The decline in units sold is primarily due to decreased industry demand resulting from a weak U.S. economy in 2008. Partially offsetting the decrease in units sold was better product price/mix and higher market share in 2008 compared to 2007. Excluding the impact of foreign currency, North America net sales decreased 8.2% in 2008.

•

Europe net sales decreased in 2009 by 16.9% compared to 2008, primarily due to an 11.7% decrease in units sold due to lower appliance industry demand and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, Europe net sales decreased 11.2% in 2009. Net sales increased in 2008 by 4.4% compared to 2007, primarily due to favorable foreign currency and better product price/mix, partially offset by a decrease in unit volume due to lower market demand in the second half of the year. Excluding the impact of foreign currency, Europe net sales decreased 3.1% in 2008.

•

Latin America net sales were consistent in 2009 compared to 2008 as the unfavorable impact of foreign currency and lower BEFIEX credits recognized were fully offset by a 14.5% increase in units sold. The increase in units sold was a result of favorable economic conditions and the Impostos sobre Produtos (“IPI”) sales tax holiday in Brazil. The IPI sales tax holiday was the primary driver of the reduction of BEFIEX credits monetized. This sales tax holiday was declared by the Brazilian government on certain appliances in our Latin America region beginning in the second quarter and extended through the remainder of 2009. During this holiday, we monetized reduced amounts of BEFIEX credits because our BEFIEX credits are monetized through the offset of IPI taxes due. The IPI sales tax holiday expired January 31, 2010. Excluding the impact of foreign currency, Latin America net sales increased 7.1% in 2009. Net sales increased 7.8% in 2008 as compared to 2007, primarily due to an increase in volume of 5.7% and the favorable impact of foreign currency. The increase in volume was due to continued growth in the appliance industry, increased market share and favorable economic conditions throughout the region. Excluding the impact of foreign currency, Latin America net sales increased 1.7% in 2008.

During the years ended December 31, 2009, 2008 and 2007, we monetized $69 million, $168 million and $131 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of December 31, 2009, $693 million of these export credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits.

•

Asia net sales increased 10.3% in 2009 compared to 2008 primarily due to a 20.8% increase in units sold offset partially by the impact of unfavorable foreign currency. Excluding the impact of foreign currency, Asia net sales increased 18.4% in 2009. Net sales increased 6.5% in 2008 compared to 2007 primarily due to a 5.7% increase in units sold. The increase in volume was due to continued growth in the appliance industry, primarily in India. Excluding the impact of foreign currency, Asia net sales increased 9.7% in 2008.

Gross Margin

The consolidated gross margin percentage increased compared to 2008 due primarily to cost reduction initiatives and productivity improvements, partially offset by foreign currency and lower regional tax incentives associated with BEFIEX.

The table below summarizes gross margin percentages by region:

	2009	Change		2008	Change		2007
North America	12.9%	2.9	pts	10.0%	(2.5	)pts	12.5%
Europe	11.5	(2.5)		14.0	(2.6)		16.6
Latin America	17.2	(4.0)		21.2	0.4		20.8
Asia	19.3	1.1		18.2	3.0		15.2
Consolidated	14.0	0.7		13.3	(1.6)		14.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Significant regional trends were as follows:

•

North America gross margin increased in 2009 compared to 2008 primarily due to continued cost reductions and improved productivity, product price/mix and a postretirement curtailment gain associated with the suspension of annual credits to retiree health savings accounts totaling $80 million. Additionally, gross margin was positively impacted by a $41 million reduction in LIFO reserves resulting from cost deflation. These gross margin improvements were partially offset by the unfavorable impacts of lower volumes, foreign currency and $35 million in charges associated with a product recall. Gross margin decreased in 2008 compared to 2007 primarily due to higher material and oil-related costs, lower industry demand and lower productivity. Additionally, gross margin was positively impacted by certain asset sale gains totaling $31 million and postretirement curtailments totaling $15 million, which were more than offset by $42 million in higher reserves for LIFO resulting from cost inflation and a $32 million charge related to product recall. These decreases were partially offset by improved product price/mix. See Notes 4, 6 and 12 of the Notes to the Consolidated Financial Statements for additional information related to LIFO, product recalls and the postretirement curtailment gains, respectively.

•

Europe gross margin decreased in 2009 compared to 2008 due primarily to lower volumes, unfavorable foreign currency fluctuations, asset sale gains and insurance proceeds totaling $14 million recognized in 2008. These decreases were partially offset by cost reductions and productivity initiatives and lower material and oil-related costs. Gross margin decreased in 2008 compared to 2007 due primarily to lower productivity and industry demand, which were partially offset by improved product price/mix. Also contributing to lower gross margin were gains from asset sales of $9 million compared with $47 million recognized in 2007. Lower gains in 2008 associated with asset sales were partially offset by gains of $5 million from insurance proceeds.

•

Latin America gross margin decreased in 2009 compared to 2008 due primarily to a reduction in regional tax incentives associated with BEFIEX, higher material and oil-related costs, lower price/mix and an operating tax settlement, offset by improved productivity and certain credits in the amount of $11 million related to refundable energy surcharges. See Note 6 of the Notes to the Consolidated Financial Statements for additional information related to the foreign operating tax settlement. Gross margin increased in 2008 compared to 2007 due primarily to improvements in product price/mix, productivity and regional tax incentives associated primarily with BEFIEX, which combined to more than offset higher material and oil-related costs.

•

Asia gross margin increased in 2009 compared to 2008 primarily due to continued cost reductions and improved productivity and a $3 million asset sale gain, which were partially offset by lower product price/mix. Gross margin increased in 2008 as compared to 2007 due to improvements in product price/mix, productivity, inventory transition costs and volume, which more than offset higher material and oil-related costs.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of sales by region:

Millions of dollars	2009	As a % of Sales	2008	As a % of Sales	2007	As a % of Sales
North America	$653	6.8%	$851	7.9%	$791	6.7%
Europe	362	10.8	414	10.3	391	10.2
Latin America	275	7.4	306	8.3	277	8.1
Asia	97	14.8	98	16.5	91	16.3
Corporate/Other	157	—	129	—	186	—

Consolidated	$1,544	9.0%	$1,798	9.5%	$1,736	8.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

In 2009, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased compared to the prior year, primarily as a result of infrastructure cost reductions and lower brand investments. In 2008, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, increased compared to 2007, primarily due to lower sales volume and higher brand investment, partially offset by lower infrastructure costs and $20 million in gains associated with asset sales. Additionally, this increase was impacted by a $12 million operating tax credit recorded by our Latin America region during 2007.

Restructuring

Restructuring initiatives resulted in charges of $126 million, $149 million and $61 million in 2009, 2008, and 2007, respectively, reflecting ongoing efforts to optimize our global operating platform. These charges are included in restructuring in our Consolidated Statements of Income and primarily consist of charges to restructure the cooking platform in Latin America, shift refrigeration and dishwasher capacity within Europe and North America, shift cooking capacity within North America, restructure the laundry platforms in North America, Europe and Asia and reorganize the salaried workforce throughout North America and Europe.

On October 27, 2008, management committed to a workforce reduction plan to reduce our employee base worldwide between the fourth quarter of 2008 and the beginning of 2010.

On August 28, 2009, we announced changes to our North American manufacturing operations which will result in the closure of our manufacturing facility in Evansville, Indiana in mid-2010. We currently expect that approximately 1,100 full-time positions will be eliminated as a result of the closure.

For additional information about restructuring and the impact by operating segment, see Note 10 and Note 13 of the Notes to the Consolidated Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry expense for 2009 increased by $75 million from $100 million in 2008 to $175 million in 2009. The increase in expense in 2009 was primarily due to charges incurred for legal contingencies and legal defense, partially offset by the favorable impacts of foreign currency. Interest and sundry expense for 2008 increased by $37 million from $63 million in 2007 to $100 million in 2008. Higher expense in 2008 was primarily due to the impact of foreign currency and an impairment charge of $9 million in our Europe segment associated with an available for sale investment, partially offset by higher interest income. For additional information about litigation matters, see Note 6 of the Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense increased for 2009 compared to 2008 primarily due to the combination of higher interest rates and higher average debt levels, offset partially by a reduction in accrued interest of $18 million as a result of entering into a special program in Brazil to settle tax liabilities. Interest expense in 2008 was consistent with 2007 as higher debt levels were offset by lower interest rates.

Income Taxes

The effective income tax rate was a benefit of 20.6% in 2009 and 81.7% in 2008 and an expense of 14.5% in 2007. The reduction in tax benefit from 2008 to 2009 is primarily due to an increase in profitability, changes in dispersion of global income and the unfavorable impact of audits and settlements. The reduction in tax expense in 2007 to a benefit in 2008 is primarily due to a decline in profitability, energy tax credits generated in the U.S. in 2008 from the production of certain eligible energy efficient appliances, as well as a combination of certain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

discrete items recognized during the year, dispersion of global income, tax credit availability, and tax planning activities. For additional information about our consolidated tax provision, see Note 11 of the Notes to the Consolidated Financial Statements.

Earnings from Continuing Operations

Earnings from continuing operations were $354 million in 2009 compared to $447 million and $669 million in 2008 and 2007, respectively, due to the factors described above.

Millions of dollars, except per share data	2009	2008	2007
Earnings from continuing operations	$354	$447	$669
Diluted net earnings from continuing operations per share	4.68	5.88	8.37

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders were $328 million in 2009 compared to $418 million and $640 million in 2008 and 2007, respectively, due to the factors described above. Earnings were impacted by $7 million in losses from discontinued operations for 2007.

Millions of dollars, except per share data	2009	2008	2007
Net earnings available to Whirlpool common stockholders	$328	$418	$640
Diluted net earnings per share available to Whirlpool common stockholders	4.34	5.50	8.01

FORWARD-LOOKING PERSPECTIVE

For the year ended December 31, 2010, we currently estimate earnings per diluted share to be in the range of $6.50 to $7.00, and free cash flow for the year to be in the range of $400 to $500 million. Within North America we expect demand to increase 2-4% and within Europe we expect demand to remain flat. Within Latin America and Asia we expect demand to increase 5-10% and 3-5%, respectively. Material cost inflation is expected to increase by approximately $200 to $300 million, largely driven by increases in component parts, steel and base metals, such as copper, aluminum, zinc and nickel. We expect to offset these higher costs with productivity improvements, new product introductions, improved product price/mix and administrative and infrastructure cost reductions. Our innovation product pipeline continues to grow and drive higher average sales values. In addition, consumer and trade response to our new product offerings has been positive, and we continue to accelerate our global branded consumer products strategy of delivering relevant innovation to markets worldwide.

The table below reconciles projected 2010 cash provided by operations determined in accordance with generally accepted accounting principles (GAAP) in the United States to free cash flow, a non-GAAP measure. Management believes that free cash flow provides shareholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations after capital expenditures and proceeds from the sale of assets/businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

The projections shown here are based upon many estimates and are inherently subject to change based on future decisions made by management and the board of directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.

Millions of dollars	2010 Outlook
Cash provided by operating activities	$925	–	$1,025
Capital expenditures	(525)	–	(575)
Proceeds from sale of assets/businesses	—	–	50

Free cash flow	$400	–	$500

Agreements with trade customers

We enter into agreements with our trade customers in the ordinary course of business. Most of our products are not sold through long-term agreements. Most trade customers have the ability to change volume among suppliers.

We regularly negotiate with major trade customers and manufacturers regarding supply arrangements for future periods beyond the current year. Sears is a major trade customer for both our OEM and Whirlpool branded products, which accounted for approximately 10%, 11% and 12% of our consolidated net sales for 2009, 2008 and 2007, respectively. The products and volumes we supply and the revenues we obtain may be significantly different in the future than those which currently exist. Based on current supply arrangements, we anticipate maintaining a significant, but reduced, level of OEM volume beginning in 2010. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset the decline through increased sales throughout our broad distribution network. We expect to continue to grow our own brand sales, supported by significant innovation, through our full distribution trade network and execution of our brand-focused value creation strategy.

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

The funding markets have been volatile during the majority of 2008 and 2009 and we have experienced negative global economic trends. To succeed in this environment we have aggressively taken steps to further reduce all areas of cost, production capacity and working capital. As a result of the global volatility and challenging economic trends, we decided to exit the commercial paper market during the December 2008 quarter and initiated borrowing under our committed bank line of credit (“Credit Agreement”), provided by a syndicate of highly-rated banks. Outside the U.S., short-term funding is provided by bank borrowings on uncommitted lines of credit.

On February 27, 2009, we entered into an Amendment (the “First Amendment”) to the Credit Agreement to assure flexibility in future credit availability. The First Amendment increased the spread over LIBOR to 3%, the spread over prime to 2% and the utilization fee to be paid, if amounts borrowed exceed $1.1 billion, to 1% and replaced the facility fee with an unused commitment fee of 0.50%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

On August 13, 2009, we entered into a second Amendment to our Credit Agreement (the “Second Amendment”) to further assure flexibility in future credit availability. The Second Amendment divides and reduces the existing $2.2 billion credit facility into a $1.35 billion tranche maturing on August 13, 2012 (the “Extending Tranche”) and a $522 million tranche maturing December 1, 2010 (the “Non-Extending Tranche”). For the Extending Tranche, the Second Amendment provides a utilization fee to be paid, if amounts borrowed exceed 50% of the facility, of 0.50%, and for the Non-Extending Tranche, the utilization fee to be paid, if amounts borrowed exceed 50% of the facility, is 1%. The interest margin over LIBOR charged will be based on Whirlpool’s credit rating.

As of December 31, 2009, there was no balance outstanding under our credit facility.

On May 4, 2009, we completed a debt offering comprised of (1) $350 million aggregate principal amount of 8.000% Notes due 2012 and (2) $500 million aggregate principal amount of 8.600% Notes due 2014. The proceeds from the notes were used for general corporate purposes.

For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.

We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements. We are in compliance with financial covenants in our credit facility for all periods presented.

Pension and Postretirement Benefit Plans

Defined Benefit Plans

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana in mid-2010. The announcement triggered a curtailment in our pension plan for Evansville hourly employees, resulting in a one-time curtailment loss of $6.6 million included in net periodic cost with an offset to other comprehensive income, net of tax. During 2009, we recorded the entire loss in our Consolidated Statement of Income as a component of cost of products sold. The closure of the Evansville facility also triggered a curtailment in our U.S. retiree healthcare plan, resulting in a curtailment gain. The curtailment gain will be recognized in our Consolidated Statement of Income as a component of cost of products sold as the employees terminate, which is expected to occur in 2010.

On June 16, 2009, the Board of Directors authorized the option for the company to use up to $100 million of company stock to fund the U.S. pension plans. If we elect to partially fund the U.S. pension plans in company stock, contributions may be made on a periodic basis from treasury stock, or, with the prior approval of the Finance Committee of the Board of Directors, from authorized, but unissued shares. As of December 31, 2009, we have not used company stock to fund our U.S. pension plans.

On February 9, 2009, we announced the indefinite suspension of the annual credit to retirement health savings accounts for the majority of active participants. The result of the suspension was a curtailment gain of $89 million.

On August 1, 2008, we amended certain retiree medical benefits associated with our Newton, Iowa manufacturing facility to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. This amendment resulted in a reduction in the postretirement benefit obligation of $229 million with a corresponding increase to other comprehensive income, net of tax, within equity of our Consolidated Balance Sheet at December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

401(k) Defined Contribution Plan

During the March 2009 quarter we announced an indefinite suspension of company matching contributions to our 401(k) defined contribution plan covering substantially all U.S. employees. We also announced that our automatic company contributions equal to 3% of employees’ eligible pay will be contributed in company stock. During the December 2009 quarter we announced the reinstatement of company matching contributions to our 401(k) defined contribution plan, covering substantially all U.S. employees, effective March 2010.

For additional information about pension and postretirement benefit plans see Note 12 of the Notes to the Consolidated Financial Statements.

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

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. There were no repurchases during 2009. At December 31, 2009, there were $350 million of remaining funds authorized under this program.

Sources and Uses of Cash

We expect to meet our cash needs for 2010 from cash flows from continuing operations, cash and equivalents and financing arrangements. Our cash and equivalents were $1.4 billion at December 31, 2009 compared to $146 million at December 31, 2008.

Cash Flows from Operating Activities of Continuing Operations

Cash provided by continuing operating activities in 2009 was $1,550 million, an increase of $1,223 million compared to 2008. Cash provided by continuing operations reflects lower payments for inventory, lower cash payments for accounts payable and other operating accruals and lower employee compensation payments, partially offset by lower collections of accounts receivable. Cash provided by continuing operating activities in 2008 was $327 million, a decrease of $600 million compared to the year ended December 31, 2007. Cash provided by continuing operations for 2008 reflects lower cash earnings primarily from our North America and Europe segments compared to 2007. Cash provided by continuing operations also reflects lower accounts payable due to adjusting volume based on demand and higher pension contributions. The above decreases in cash flows were partially offset by a decrease in accounts receivable and lower restructuring spending.

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities from continuing operations was an outflow of $499 million in 2009 compared to an outflow of $433 million last year. The increase in cash used in investing activities was primarily due to lower proceeds from the sale of assets in 2009 and higher investments primarily associated with business acquisition activity in our international locations. Cash used in investing activities from continuing operations in 2008 was an outflow of $433 million compared to an outflow of $331 million during 2007. The increase in cash

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

used in investing activities was primarily due to 2007 receipt of proceeds from the sale of certain Maytag discontinued businesses of $100 million, lower proceeds from the sale of assets in 2008, and higher capital spending.

The goal of our global operating platform is to enhance our competitive position in the global home appliance industry by reducing costs, driving productivity and quality improvements, and accelerating our rate of innovation. We plan to continue our comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to better support our global products, brands and customers. We intend to make additional investments to improve our competitiveness in 2010. Capital spending is expected to be between $525 and $575 million in 2010 in support of our investment in innovative product technologies and our global operating platform initiatives.

Cash Flows from Financing Activities of Continuing Operations

Cash provided by financing activities from continuing operations for 2009 compared to 2008 was an inflow of $144 million in the year ended December 31, 2009 compared to an inflow of $141 million for the year ended December 31, 2008. The current year reflects proceeds received related to two debt offerings totaling $850 million while the prior year reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013. For additional information about our $850 million debt offerings, see Note 5 of the Notes to the Consolidated Financial Statements. The current year also reflects net repayments of short-term borrowings and long-term debt repayments totaling $572 million compared to net repayments of $30 million in 2008. During 2009, we paid dividends to common stockholders totaling $128 million, paid debt financing fees of $38 million and received proceeds from the issuance of common stock related to option exercises of $21 million. During 2008, we repurchased stock totaling $247 million, paid dividends to common stockholders totaling $128 million and received proceeds from the issuance of common stock related to option exercises of $21 million.

Cash provided by financing activities from continuing operations for 2008 compared to 2007 was an inflow of $141 million in the year ended December 31, 2008 compared to an outflow of $696 million for the year ended December 31, 2007. The year ended December 31, 2008 reflects proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013 and the repayment of $125 million of 9.1% debentures. Net proceeds of short-term borrowings were $101 million for the year ended December 31, 2008 compared to net repayments of $243 million in 2007. During 2008, we repurchased stock totaling $247 million, paid dividends to common stockholders totaling $128 million and received proceeds from the issuance of common stock related to option exercises of $21 million. During 2007, we repurchased stock totaling $368 million, paid dividends to common stockholders totaling $134 million and received proceeds from the issuance of common stock related to option exercises of $68 million.

OFF-BALANCE SHEET ARRANGEMENTS

Whirlpool has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from Whirlpool, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2009 and 2008, these amounts totaled $300 million and $203 million, respectively. Our only recourse related to these agreements is legal or administrative collection efforts directed against the customer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
	Total	2010	2011 & 2012	2013 & 2014	Thereafter
Millions of dollars
Long-term debt obligations(1)	$3,583	$563	$969	$1,287	$764
Operating lease obligations	897	186	285	178	248
Purchase obligations(2)	1,004	278	480	131	115
Other long-term liabilities(3)	41	41	—	—	—

Total(4)(5)	$5,525	$1,068	$1,734	$1,596	$1,127

(1)	Interest payments related to long-term debt are included in the table above. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	Other long-term liabilities include our expected 2010 U.S. pension and foreign pension fund contributions in the amount of $41 million. Required contributions for future years depend on certain factors that cannot be determined at this time.

(4)	The table does not include short-term credit facility borrowings. For additional information about short-term borrowings, see Note 5 of the Notes to the Consolidated Financial Statements.

(5)	Not included in the above table are tax payments associated with uncertain tax positions as we are unable to estimate the period of payment.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those assumptions include, among other assumptions, the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. As permitted by GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and related future expense. Our pension and other postretirement benefit obligations as of December 31, 2009 and preliminary retirement benefit costs for 2010 were prepared using the assumptions that were determined as of December 31, 2009. The following table summarizes the sensitivity of our December 31, 2009 retirement obligations and 2010 retirement benefit costs of our U.S. plans to changes in the key assumptions used to determine those results:

Millions of dollars Change in assumption	Estimated increase (decrease) in 2010 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2009	Estimated increase (decrease) in 2010 Other Postretirement Benefits cost	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2009
0.25% increase in discount rate	$(1.6)	$(102.1)	$0.7	$(14.1)

0.25% decrease in discount rate	1.4	105.2	(0.7)	15.1

0.25% increase in long-term return on assets	(6.1)	—	—	—

0.25% decrease in long-term return on assets	6.1	—	—	—

0.50% increase in discount rate	(3.4)	(201.1)	1.3	(28.1)

0.50% decrease in discount rate	2.5	213.5	(1.5)	30.3

0.50% increase in long-term return on assets	(12.2)	—	—	—

0.50% decrease in long-term return on assets	12.2	—	—	—

1.00% increase in medical trend rates	—	—	1.8	31.7

1.00% decrease in medical trend rates	—	—	(1.7)	(28.4)

These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 12 of the Notes to the Consolidated Financial Statements.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with GAAP guidance. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards and deductible temporary differences, are expected to be realizable in future years. Realization of our net operating loss and tax credit deferred tax assets is supported by specific tax planning strategies and considers projections of future profitability. We provide a valuation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

allowance to reduce our deferred tax assets to an amount that will more likely than not be realized based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will increase income in the period such determination is made.

As of December 31, 2009 and 2008, we had total deferred tax assets of $2,275 million and $2,212 million, respectively, net of valuation allowances of $180 million and $147 million, respectively. Our effective tax rate has ranged from (81.7)% to 33.9% over the past five years and has been influenced by tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. A 1.0% increase in our effective tax rate would have decreased 2009 earnings by approximately $3 million. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, business profitability and the expiration of energy tax credit legislation at the end of 2010.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements.

BEFIEX Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the December 2005 quarter, we were able to recognize approximately $69 million, $168 million and $131 million of export credits during 2009, 2008 and 2007, respectively. As of December 31, 2009, approximately $693 million of export credits remain. We recognize credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. BEFIEX credits are not subject to income taxes.

Product Recalls

The establishment of a liability for product recalls is periodically required and is impacted by several factors such as customer response rate, consumer options, field repair costs, inventory repair costs, extended warranty costs, communication structure and other miscellaneous costs such as legal, logistics and consulting. The customer response rate, which represents an estimate of the total number of units to be serviced as a percentage of the total number of units affected by the recall, is the most significant factor in estimating the total cost of each recall. To determine a response rate, we consider the population of the affected appliances based on evaluating the design issue or defective part in the appliance and the respective years in which it was included in manufacturing the appliance to determine the affected population. We also consider the type and age of the affected appliance to determine the affected population and apply historical response rates based on current and past experience factors to derive an estimated liability which is revised, as necessary, depending on our actual response rate. Differences between our assumptions and actual experience could have a material impact on our product recall reserves. For additional information about product recalls, see Note 6 of the Notes to the Consolidated Financial Statements.

Warranty Obligations

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and reflects our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

warranty claims as new information becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. For additional information about warranty obligations, see Note 6 of the Notes to the Consolidated Financial Statements.

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

We determine fair value based primarily on a discounted cash flow model which is an accepted valuation technique. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows from our reporting units.

Significant Assumptions in evaluating Goodwill

In assessing goodwill for impairment for the North America reporting unit, significant assumptions used in our discounted cash flow model as of November 30, 2009 included revenue growth rates, a long term growth rate and the discount rate.

•

Revenue growth rates used in the discounted cash flows model were based upon our long range plan for the next three years and range from -12% to 6%. Subsequent to this three year period, we applied expected growth rates to revenues which were consistent with commercially available industry market value and volume forecasts. The long term growth rate used was 2% based upon the compound average growth rate for the U.S. T-7 appliance industry (T-7 refers to the following appliance categories: washers, dryers, refrigerators, freezers, dishwashers, ranges and compactors) over a 25 year period, and was also consistent with commercially available industry market value and volume forecasts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

•

The discount rate of 11% used in our discounted cash flow model, as of the November 30, 2009 assessment, was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The discount rate was estimated using the risk free rate, market risk premium, and cost of debt prevalent as of the valuation date. The Beta and capital structure were estimated based on an analysis of comparable guideline companies. In addition, a risk premium was included to account for the risks inherent in the cash flows and to reconcile the fair value indicated by the discounted cash flow model to Whirlpool’s public market equity value at November 30, 2009.

Other Considerations in evaluating Goodwill

Additionally, in assessing goodwill impairment for the North America reporting unit, we considered the implied control premium and concluded the implied control premium was reasonable based on other recent market transactions.

The estimated fair value of our North America reporting unit has historically exceeded the carrying value by a substantial amount. As of our November 30, 2009 valuation, the estimated fair value of our North America reporting unit exceeded the carrying value by approximately 25%.

Our methodology for evaluating goodwill for impairment has not changed since our impairment test performed as of November 30, 2008. We have updated our revenue projections discussed above based on our current long range plan, and current industry and economic conditions. The long term growth rate for the North America reporting unit has not changed from the rate that was used in our last annual impairment test.

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

In developing discount rates for the valuation of our trademarks, we used the industry average weighted average cost of capital as the base adjusted for the higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. The premium added considered that we have reduced the projected revenue from the forecasts used in previous years due in part to lower industry demand driven by the current economic conditions in our respective markets. Based on this analysis, we determined discount rates ranging from 11.0% to 11.5% (11.0% to 11.5% in 2008).

In determining royalty rates for the valuation of our trademarks, we considered factors that affect the intrinsic royalty rates that would hypothetically be paid for the use of the trademarks. The most significant factors in determining the intrinsic royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademark and trade name intangibles, and the position of the trademarked products in a given market segment. Based on this analysis, we determined royalty rates ranging from 2.0% to 5.0% (0.5% to 5.0% in 2008).

Based on the compound annual growth rate of the U.S. T-7 appliance industry over the past 25 years of 2%, and the strength of our trademarks in the marketplace, any reasonably likely change in the projected revenues or discount rate utilized in the valuation of our trademarks would not result in a material impairment charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

For additional information about goodwill and intangible valuations, see Note 2 of the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods ending after June 15, 2009. We adopted the provisions of ASC 825 on June 30, 2009. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements for information related to the fair value of our financial instruments.

In March 2008, the FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. We adopted the disclosure requirements of ASC 815 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, see Note 7 of the Notes to the Consolidated Financial Statements.

In December 2007, the FASB issued accounting guidance contained within ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”). ASC 805 requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

defining the acquirer, the accounting for transaction costs and contingent consideration, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement was effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We adopted ASC 805 on January 1, 2009.

In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted ASC 810-10-65 on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income for the prior period to conform with this standard. Additionally, see Note 8 of the Notes to the Consolidated Financial Statements for disclosure reflecting the impact of ASC 810-10-65 on our reconciliation of comprehensive income and stockholders’ equity.

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

We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2009, a 10% unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized loss of approximately $168 million, while a 10% favorable shift would have resulted in an incremental unrealized gain of approximately $168 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.

We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases that are not fixed directly through supply contracts. As of December 31, 2009, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental $50 million gain or a $50 million loss related to these contracts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

In January 2009, Standard & Poor’s and Fitch Ratings lowered our senior unsecured debt rating from “BBB” to “BBB-” and our short-term corporate credit and commercial paper ratings from “A-2” to “A-3” and “F-2” to “F-3”, respectively, based on weakened operating performance and the pullback in discretionary consumer spending. Also in January 2009, Moody’s Investor Services lowered our senior unsecured rating from “Baa2” to “Baa3” and our commercial paper ratings from “Prime-2” to “Prime-3” based on weakening appliance industry demand. These rating adjustments may result in higher interest costs if we were to seek additional financing in the capital markets. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on financing arrangements.

OTHER MATTERS

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2009, Embraco sales represented approximately 7% of our global net sales.

In February 2009, competition authorities in Brazil, the U.S. and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the U.S. Department of Justice requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translate to approximately $56 million, all of which was recorded as an expense in 2009. In December 2009, a Brazilian court agreed to the public prosecutor’s request to suspend a related criminal proceeding as to certain employees, including Paulo Periquito, former President, Whirlpool International. The proceeding will be dismissed after three years provided that the individuals comply with certain conditions imposed by the court, such as payment to a government fund, a charitable donation and periodic reporting to authorities. Suspension and dismissal of the proceeding does not involve any admission or finding of wrongdoing. We are cooperating with the ongoing government investigations in other jurisdictions and have taken actions, and will continue to take actions, to minimize our potential exposure.

Since the government investigations became public in February 2009, we have been named as a defendant in numerous related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan. We intend to defend the lawsuits vigorously.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of December 31, 2009, we have accrued charges of approximately $82 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits were recognized in 2005 through 2009. In 2009, we entered into an agreement under a special Brazilian government program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. Charges recorded related to this program for the year ended December 31, 2009 include $27 million in tax that was recorded in cost of products sold, $16 million in interest expense and $4 million in penalties recorded in interest and sundry income (expense) in our Consolidated Statements of Income. During the December 2009 quarter, based on newly issued regulations, we settled with the Brazilian tax authority to resolve these and other disputed tax amounts. As a result of this settlement agreement, we recorded an increase in value added taxes owed of approximately $4 million in cost of goods sold, a reduction in interest expense totaling $18 million related to interest abatement, a reduction in interest and sundry income (expense) of $4 million related to penalty abatement and related income tax expense of $5 million under this special program.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $162 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, we increased the amount previously accrued for our estimated exposure for this litigation by 80 million Brazilian reais (approximately $46 million) in the December 2009 quarter. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(CONTINUED)

statements. Among these factors are: (1) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (2) the effects of the global economic crisis on our customers, suppliers and the availability of credit; (3) Whirlpool’s ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (4) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (5) the ability of Whirlpool to manage foreign currency fluctuations; (6) product liability and product recall costs; (7) litigation and legal compliance risk; (8) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (9) inventory and other asset risk; (10) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (11) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (12) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and post retirement benefit plans; (13) Whirlpool’s ability to obtain and protect intellectual property rights; (14) information technology system failures and data security breaches; (15) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (16) the effects of governmental investigations or related actions by third parties; (17) the impact of labor relations; (18) our ability to attract, develop and retain executives and other qualified employees; (19) changes in the legal and regulatory environment including environmental and health and safety regulations.

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

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31

(Millions of dollars, except per share data)

	2009	2008	2007
Net sales	$17,099	$18,907	$19,408

Expenses
Cost of products sold	14,713	16,383	16,517
Selling, general and administrative (exclusive of intangible amortization)	1,544	1,798	1,736
Intangible amortization	28	28	31
Restructuring costs	126	149	61

Operating profit	688	549	1,063

Other income (expense)
Interest and sundry income (expense)	(175)	(100)	(63)
Interest expense	(219)	(203)	(203)
Gain on sale of investment	—	—	7

Earnings from continuing operations before income taxes and other items	294	246	804

Income tax (benefit) expense	(61)	(201)	117

Earnings from continuing operations before equity earnings	355	447	687
Equity in loss of affiliated companies	(1)	—	(18)

Earnings from continuing operations	354	447	669
Loss from discontinued operations net of tax of $3 for the year ended December 31, 2007	—	—	(7)

Net earnings	354	447	662
Less: Net earnings available to noncontrolling interests	(26)	(29)	(22)

Net earnings available to Whirlpool common stockholders	$328	$418	$640

Per share of common stock
Basic earnings from continuing operations available to Whirlpool common stockholders	$4.39	$5.57	$8.24
Discontinued operations available to Whirlpool common stockholders, net of tax	—	—	(0.09)

Basic net earnings available to Whirlpool common stockholders	$4.39	$5.57	$8.15

Diluted net earnings from continuing operations available to Whirlpool common stockholders	$4.34	$5.50	$8.10
Discontinued operations available to Whirlpool common stockholders, net of tax	—	—	(0.09)

Diluted net earnings available to Whirlpool common stockholders	$4.34	$5.50	$8.01

Dividends	$1.72	$1.72	$1.72

Weighted-average shares outstanding (in millions)
Basic	74.6	75.1	78.5
Diluted	75.6	76.0	79.9

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except per share data)

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and equivalents	$1,380	$146
Accounts receivable, net of allowance for uncollectible accounts of $76 and $66 at December 31, 2009 and December 31, 2008, respectively	2,500	2,103
Inventories	2,197	2,591
Prepaid expenses	99	110
Deferred income taxes	295	580
Other current assets	554	514

Total current assets	7,025	6,044

Other assets
Goodwill, net	1,729	1,728
Other intangibles, net of accumulated amortization of $132 and $96 at December 31, 2009 and December 31, 2008, respectively	1,796	1,821
Other assets	1,427	954

Total other assets	4,952	4,503

Property, plant and equipment
Land	77	74
Buildings	1,207	1,186
Machinery and equipment	8,193	7,549
Accumulated depreciation	(6,360)	(5,824)

Total property, plant and equipment	3,117	2,985

Total assets	$15,094	$13,532

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,308	$2,805
Accrued expenses	632	530
Accrued advertising and promotions	475	440
Employee compensation	501	306
Notes payable	23	393
Current maturities of long-term debt	378	202
Other current liabilities	624	887

Total current liabilities	5,941	5,563

Noncurrent liabilities
Long-term debt	2,502	2,002
Pension benefits	1,557	1,505
Postretirement benefits	693	822
Other liabilities	641	567

Total noncurrent liabilities	5,393	4,896

Commitments and contingencies
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 105 million and 104 million shares issued at December 31, 2009 and December 31, 2008, respectively, 75 million and 73 million shares outstanding at December 31, 2009 and December 31, 2008, respectively	105	104
Additional paid-in capital	2,067	2,033
Retained earnings	4,193	3,993
Accumulated other comprehensive income (loss)	(868)	(1,259)
Treasury stock, 30 million shares and 31 million shares at December 31, 2009 and December 31, 2008, respectively	(1,833)	(1,865)

Total Whirlpool stockholders’ equity	3,664	3,006

Noncontrolling interests	96	67

Total stockholder’s equity	3,760	3,073

Total liabilities and stockholders’ equity	$15,094	$13,532

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2009	2008	2007
Operating activities of continuing operations
Net earnings	$354	$447	$662
Loss from discontinued operations	—	—	7

Earnings from continuing operations	354	447	669
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	525	597	593
Curtailment gain	(92)	—	—
Gain on disposition of assets	(4)	(60)	(65)
Gain on sale of investment	—	—	(7)
(Decrease) increase in LIFO inventory reserve	(41)	42	9
Equity in losses of affiliated companies, less dividends received	1	—	18
Changes in assets and liabilities:
Accounts receivable	(286)	300	181
Inventories	578	(174)	(194)
Accounts payable	326	(250)	105
Restructuring charges, net of cash paid	(14)	33	(82)
Taxes deferred and payable, net	(112)	(256)	10
Accrued pension	(84)	(123)	(70)
Employee compensation	213	(84)	(24)
Other	186	(145)	(216)

Cash provided by continuing operating activities	1,550	327	927

Investing activities of continuing operations
Capital expenditures	(541)	(547)	(536)
Proceeds from sale of assets	77	119	130
Proceeds from sale of Maytag adjacent businesses	—	—	100
Investment in related businesses	(35)	(5)	(25)

Cash used in investing activities of continuing operations	(499)	(433)	(331)

Financing activities of continuing operations
Proceeds from borrowings of long-term debt	872	545	3
Net (repayments) proceeds from short-term borrowings	(362)	101	(243)
Repayments of long-term debt	(210)	(131)	(17)
Dividends paid	(128)	(128)	(134)
Common stock issued	21	21	68
Purchase of treasury stock	—	(247)	(368)
Other	(49)	(20)	(5)

Cash provided by (used in) financing activities of continuing operations	144	141	(696)

Cash provided by operating activities from discontinued operations	—	—	6

Effect of exchange rate changes on cash and equivalents	39	(90)	33

Increase (decrease) in cash and equivalents	1,234	(55)	(61)
Cash and equivalents at beginning of year	146	201	262

Cash and equivalents at end of year	$1,380	$146	$201

Supplemental disclosure of cash flow information
Cash paid for interest	$209	$200	$204
Cash paid for taxes	51	76	39

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

	Total	Whirlpool Common Stockholders				Non- Controlling Interests
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock
Balances, December 31, 2006	$3,331	$3,205	$(643)	$619	$102	$48
Comprehensive income
Net earnings	662	640	—	—	—	22
Other comprehensive income (See Note 8)	385	—	373	—	—	12

Comprehensive income	1,047

Adoption of ASC 740 (formerly FIN 48)	(8)	(8)	—	—	—	—
Stock repurchased	(368)	—	—	(368)	—	—
Stock issued	130	—	—	124	1	5
Dividends declared	(152)	(134)	—	—	—	(18)

Balances, December 31, 2007	3,980	3,703	(270)	375	103	69
Comprehensive income
Net earnings	447	418	—	—	—	29
Other comprehensive income (See Note 8)	(1,003)	—	(989)	—	—	(14)

Comprehensive income	(556)

Stock repurchased	(247)	—	—	(247)	—	—
Stock issued	41	—	—	40	1	—
Dividends declared	(145)	(128)	—	—	—	(17)

Balances, December 31, 2008	3,073	3,993	(1,259)	168	104	67
Comprehensive income
Net earnings	354	328	—	—	—	26
Other comprehensive income (See Note 8)	409	—	391	—	—	18

Comprehensive income	763

Stock issued	67	—	—	66	1	—
Dividends declared	(143)	(128)	—	—	—	(15)

Balances, December 31, 2009	$3,760	$4,193	$(868)	$234	$105	$96

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

General Information

Whirlpool Corporation, a Delaware corporation, is the world’s leading manufacturer and marketer of major home appliances. We manufacture appliances in 12 countries under 13 principal brand names in four geographic operating segments and market products in nearly every country around the world. Our Consolidated Financial Statements include all majority-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation.

We have evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was February 17, 2010.

Use of Estimates

We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Sales are recorded when title passes to the customer as determined by the shipping terms. For the majority of our sales, title is transferred to the customer as soon as products are shipped. For a portion of our sales, title is transferred to the customer upon receipt of products at the customer’s location. Allowances for estimated returns are made on sales of certain products based on historical return rates for the products involved.

Accounts Receivable and Allowance for Doubtful Accounts

We carry accounts receivable at sales value less an allowance for doubtful accounts. We periodically evaluate accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. Our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.

Freight and Warehousing Costs

We classify freight and warehousing costs within cost of products sold within our Consolidated Statements of Income.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (“FIFO”) cost, except U.S. production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Brazil and Asia inventories, which are stated at average cost. Costs do not exceed realizable values. See Note 4 for additional information about inventories.

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

Definite lived intangible assets are amortized over their estimated useful life ranging from 6 to 18 years. See Note 2 for additional information about goodwill and intangible assets.

Accounts Payable Outsourcing

We offer our suppliers access to a payables presentment and settlement service (PPS) provided by a third party processor. This service allows our suppliers to view scheduled Whirlpool payments online, enabling them to better manage their cash flow and reduce payment processing costs. Independent of Whirlpool, the PPS provider also allows suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct relationship with financial institutions concerning this service. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2009 and 2008, approximately $246 million and $119 million, respectively, of our total accounts payable is available for this purpose and approximately $145 million and $72 million, respectively, has been sold by suppliers to participating financial institutions.

Research and Development Costs

Research and development costs are charged to expense as incurred and totaled $455 million, $436 million and $421 million in 2009, 2008 and 2007, respectively.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first communicated and totaled $211 million, $336 million and $321 million in 2009, 2008 and 2007, respectively.

Discontinued Operations

We present the results of operations, financial position and cash flows of operations that have either been sold or that meet the “held for sale accounting” and certain other criteria as discontinued operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Foreign Currency Translation

The functional currency for our international subsidiaries and affiliates is typically the local currency. Certain international subsidiaries primarily utilize the U.S. dollar and Euro as the functional currency.

Long-Lived Assets

Property, plant and equipment are stated at cost. During the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. For nonproduction long-lived assets, we depreciate costs based on the straight-line method. Depreciation expense for property, plant and equipment was $497 million, $569 million and $562 million in 2009, 2008 and 2007, respectively.

The estimated useful lives for major asset classifications are as follows:

Asset Classification	Estimated Useful Life
Buildings	25 to 50 years
Machinery and equipment	4 to 23 years
Computer/Software	1 to 8 years

As a result of this change in method, and lower overall production levels in 2009, depreciation expense decreased by $83 million from what would have been recorded using the straight-line method. Net of amounts capitalized into ending inventories and income taxes, net earnings increased $48 million for 2009, or $.64 per diluted share.

We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. Net gains and losses recognized in cost of products sold include a loss of $3 million for 2009 and gains of $16 million and $51 million for 2008, and 2007, respectively. Net gains recognized in selling, general and administrative expenses include $1 million, $19 million and $14 million for 2009, 2008 and 2007, respectively.

We record impairment losses on long-lived assets when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts.

Derivative Financial Instruments

We use derivative instruments designated as cash flow and fair value hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. We fair value these derivative instruments periodically. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current earnings. See Note 7 for additional information about hedges and derivative financial instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Income Taxes

In accounting for income taxes, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the respective assets and liabilities, using enacted tax rates in effect for the year that the differences are expected to reverse. Judgment is required in determining and evaluating our income tax provisions. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We evaluate and adjust these accruals in light of changing facts and circumstances. For additional information about income taxes, see Note 11.

Stock Based Compensation

We recognize stock based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The fair value of stock options is determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life and dividend yield. Stock options are granted with an exercise price equal to the stock price on the date of grant. The fair value of restricted stock units and performance stock units is based on the closing market price of Whirlpool common stock on the grant date. See Note 9 for additional information about stock based compensation.

BEFIEX Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth quarter of 2005, we were able to recognize approximately $69 million, $168 million and $131 million of export credits during 2009, 2008 and 2007, respectively. As of December 31, 2009, approximately $693 million of export credits remain. We recognize credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. See Note 11 for additional information about how these credits impact our effective tax rate which are included in “Foreign government tax incentive” in the rate reconciliation of our effective tax rate.

Reclassifications

We reclassified certain prior period amounts in our Consolidated Financial Statements to be consistent with current period presentation. The effect of these reclassifications is not material.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments” (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods ending after June 15, 2009. We adopted the provisions of ASC 825 on June 30, 2009. See Notes 3 and 5 for information related to the fair value of our financial instruments.

In March 2008, the FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. We adopted the disclosure requirements of ASC 815 on January 1, 2009. For additional information regarding derivative instruments and hedging activities, see Note 7.

In December 2007, the FASB issued accounting guidance contained within ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”). ASC 805 requires us to continue to follow the guidance in SFAS 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, the accounting for transaction costs and contingent consideration, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement was effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. We adopted ASC 805 on January 1, 2009.

In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation”, regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted ASC 810-10-65 on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income for the prior period to conform with this standard. Additionally, see Note 8 for disclosure reflecting the impact of ASC 810-10-65 on our reconciliation of comprehensive income and stockholders’ equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(2) GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill and indefinite lived intangibles are subject to an annual impairment analysis performed during the fourth quarter of each year, by reporting unit. We determine the fair value of each reporting unit using discounted cash flows. Our reporting units include: North America, Europe, Multibras and Embraco (which combined is our Latin America reportable operating segment) and Asia. We performed the annual impairment tests and determined there is no impairment for any period presented.

The following table summarizes the net carrying amount of goodwill:

Reporting unit—Millions of dollars	December 31,
	2009	2008
North America	$1,724	$1,724
Embraco	5	4

Total	$1,729	$1,728

Other Intangible Assets

The following table summarizes our net carrying value of intangible assets by operating segment (North America (“NAR”), Latin America (“LAR”) and Europe (“WER”)), as follows:

December 31—Millions of dollars	NAR		LAR		WER		Total		Estimated Useful Life
	2009	2008	2009	2008	2009	2008	2009	2008
Trademarks	$1,478	$1,478	$—	$—	$34	$34	$1,512	$1,512	Indefinite life
Customer relationships	226	242	—	—	—	—	226	242	18 years
Patents and non-compete agreements	42	53	6	5	10	9	58	67	6 to 10 years

Total other intangibles assets, net	$1,746	$1,773	$6	$5	$44	$43	$1,796	$1,821

Amortization expense is estimated to be $28 million for each of the years 2010-2012, $20 million for 2013 and $16 million for 2014.

(3) FAIR VALUE MEASUREMENTS

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

December 31—Millions of dollars	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
2009
Money market funds(1)	$355	$355	$—	$—	(a	)
Net derivative contracts	97	—	97	—	(a	)
Available for sale investments	25	25	—	—	(a	)
2008
Net derivative contracts	$(234)	$—	$(234)	$—	(a	)
Available for sale investments	17	17	—	—	(a	)

(1)	Money market funds are primarily comprised of U.S. government obligations.

During 2008, we recorded an impairment charge of $9 million in our Europe segment associated with an available for sale investment. The impairment charge was recorded in interest and sundry income (expense) in our Consolidated Statements of Income for the year ended December 31, 2008.

(4) INVENTORIES

December 31—Millions of dollars	2009	2008
Finished products	$1,853	$2,213
Work in process	50	49
Raw materials	439	515

	2,342	2,777
Less excess of FIFO cost over LIFO cost	(145)	(186)

Total inventories	$2,197	$2,591

The decrease in inventories in 2009 compared to 2008 is driven primarily by increased demand in our Latin America region due to favorable economic conditions in Brazil, the Impostos sobre Produtos sales tax holiday declared by the Brazilian government for the second half of 2009 and decreases in production levels in our North America and Europe regions.

LIFO inventories represent approximately 40% and 43% of total inventories at December 31, 2009 and 2008, respectively. Throughout 2009, we decreased our excess of FIFO cost over LIFO cost reserve due to the impact of lower materials costs during 2009 and decrements in LIFO layers totaling approximately $2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(5) FINANCING ARRANGEMENTS

Debt

The following table summarizes our debt at December 31, 2009 and 2008:

Millions of dollars	2009	2008
Variable rate notes, maturing through 2009	$—	$200
Senior note—8.6%, maturing 2010	325	325
Senior note—6.125%, maturing 2011	300	300
Senior note—8.0%, maturing 2012	350	—
Medium-term note—5.5%, maturing 2013	499	499
Maytag medium-term note—6.5%, maturing 2014	102	102
Senior note—8.6%, maturing 2014	500	—
Maytag medium-term note—5.0%, maturing 2015	192	190
Senior note—6.5%, maturing 2016	249	249
Debentures—7.75%, maturing 2016	244	243
Other (various maturing through 2016)	119	96

	2,880	2,204
Less current maturities	378	202

Total long-term debt, net of current maturities	$2,502	$2,002

The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2009:

Millions of dollars
2010	$378
2011	312
2012	361
2013	511
2014	611
Thereafter	707

Total debt	$2,880

On May 4, 2009, we completed a debt offering comprised of (1) $350 million aggregate principal amount of 8.000% notes due May 1, 2012 and (2) $500 million aggregate principal amount of 8.600% notes due May 1, 2014. The proceeds from the notes were used for general corporate purposes. If we experience a downgrade in our credit ratings, the notes are subject to an increase in the interest rate, resulting in higher interest payments. The notes contain customary covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-157392) filed with the Securities and Exchange Commission on February 19, 2009.

On February 28, 2008 we completed the issuance of $500 million 5.50% notes due March 1, 2013. The notes were issued under an existing shelf registration statement filed with the Securities and Exchange Commission. We pay interest semiannually on March 1 and September 1. The notes contain a provision which requires Whirlpool to make an offer to purchase the notes at a purchase price equal to 101% of the principal amount plus any accrued and unpaid interest if certain change of control events occur. The notes are also subject to customary non-financial covenants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

During 2009, we have incurred and paid a total of $5.3 million in debt financing related fees. These amounts have been capitalized and are being amortized over the term of the respective agreements.

We are in compliance with debt covenant requirements at December 31, 2009.

The fair value of long-term debt (including current maturities) at December 31, 2009 and 2008 was $3,060 million and $2,037 million, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

Notes Payable

Notes payable consist of short-term borrowings payable to banks. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 4.3% and 3.8% for the years ended December 31, 2009 and 2008, respectively.

We have credit facilities which provide $1.35 billion maturing on August 13, 2012 and $522 million maturing December 1, 2010, and include a $200 million letter of credit subfacility. Borrowings under the credit facilities are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under these facilities, if any, are guaranteed by us. Interest under the credit facilities accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. The credit facilities require us to meet certain leverage and interest coverage requirements. At December 31, 2009 and 2008, borrowings of $0 and $247 million, respectively, were outstanding under these credit agreements and are included within notes payable in our Consolidated Balance Sheets. We are in compliance with financial covenant requirements at December 31, 2009 and 2008.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Second Amendment divides and reduces the existing credit facility into a $1.35 billion tranche maturing on August 13, 2012 (the “Extending Tranche”) and a $522 million tranche maturing December 1, 2010 (the “Non-Extending Tranche”). The Second Amendment also increases the letter of credit sublimit from $100 million to $200 million. The interest rate margin over LIBOR and the prime rate will be charged based on Whirlpool’s credit rating.

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

During 2009, we have incurred and paid a total of $32.8 million in notes payable financing related fees. These amounts have been capitalized and are being amortized over the term of the respective agreements.

(6) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At December 31, 2009 and 2008, the guaranteed amounts totaled $309 million and $203 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.4 billion and $1.3 billion at December 31, 2009 and 2008, respectively. Our total outstanding bank indebtedness under guarantees totaled $18 million and $364 million at December 31, 2009 and 2008, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2009	2008
Balance at January 1	$215	$226
Warranties issued during the period	396	417
Settlements made during the period	(433)	(411)
Other changes	11	(17)

Balance at December 31	$189	$215

Current portion	$159	$174
Non-current portion	30	41

Total	$189	$215

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008.

Operating Lease Commitments

At December 31, 2009, we had noncancelable operating lease commitments totaling $897 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2010	$186
2011	159
2012	126
2013	99
2014	79
Thereafter	248

Total noncancelable operating lease commitments	$897

Our rent expense was $208 million, $201 million and $183 million for the years 2009, 2008 and 2007, respectively.

Purchase Obligations

Our expected cash outflows resulting from purchase obligations are summarized by year in the table below:

Millions of dollars
2010	$278
2011	296
2012	184
2013	85
2014	46
Thereafter	115

Total purchase obligations	$1,004

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Legal Contingencies

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2009, Embraco sales represented approximately 7% of our global net sales.

In February 2009, competition authorities in Brazil, the U.S. and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the U.S. Department of Justice requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translate to approximately $56 million, all of which was recorded as an expense in 2009. In December 2009, a Brazilian court agreed to the public prosecutor’s request to suspend a related criminal proceeding as to certain employees, including Paulo Periquito, former President, Whirlpool International. The proceeding will be dismissed after three years provided that the individuals comply with certain conditions imposed by the court, such as payment to a government fund, a charitable donation and periodic reporting to authorities. Suspension and dismissal of the proceeding does not involve any admission or finding of wrongdoing. We are cooperating with the ongoing government investigations in other jurisdictions and have taken actions, and will continue to take actions, to minimize our potential exposure.

Since the government investigations became public in February 2009, we have been named as a defendant in numerous related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan. We intend to defend the lawsuits vigorously.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of December 31, 2009, we have accrued charges of approximately $82 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on the financial position, liquidity, or results of operations of Whirlpool.

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits were recognized in 2005 through 2009. In 2009, we entered into an agreement under a special Brazilian government program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. Charges recorded related to this program for the year ended December 31, 2009 include $27 million in tax that was recorded in cost of products sold, $16 million in interest expense and $4 million in penalties

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

recorded in interest and sundry income (expense) in our Consolidated Statements of Income. During the December 2009 quarter, based on newly issued regulations, we settled with the Brazilian tax authority to resolve these and other disputed tax amounts. As a result of this settlement agreement, we recorded an increase in value added taxes owed of approximately $4 million in cost of goods sold, a reduction in interest expense totaling $18 million related to interest abatement, a reduction in interest and sundry income (expense) of $4 million related to penalty abatement and related income tax expense of $5 million under this special program.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $162 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, we increased the amount previously accrued for our estimated exposure for this litigation by 80 million Brazilian reais (approximately $46 million) in the December 2009 quarter. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

On March 10, 2009, we announced, in a joint press release issued with the U.S. Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the U.S. and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. The estimate of the affected population is higher by 0.8 million refrigerators than as disclosed in our 2008 Form 10-K due to a determination that the defective part which caused the product recall also resulted in similar failures in another type of refrigerator. There have been no other significant changes in assumptions other than increasing the affected population. As a result, we have accrued $67 million as the estimated cost of this recall. We have recorded $35 million and $32 million, respectively, as a charge to cost of products sold related to this accrual during the years ended December 31, 2009 and 2008. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier. Of this accrual, we have approximately $2 million remaining at December 31, 2009.

On February 1, 2007, Maytag Corporation announced a voluntary recall of approximately 2.3 million Maytag and Jenn-Air brand dishwashers. We originally estimated the cost of the recall to be $82 million, which we recorded as an assumed liability in our purchase price allocation related to the acquisition of Maytag, with a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

corresponding increase to recorded goodwill. As of September 30, 2008, we had revised this estimate to $102 million due to an anticipated increase in the response rate. The incremental increase of $20 million was charged to cost of products sold in our Consolidated Statement of Income during 2008. Of this $102 million accrual, we had approximately $7 million remaining at December 31, 2008, all of which was paid during 2009.

(7) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

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

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.

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

Foreign currency exchange rate risk

We incur expenses associated with the procurement and production of products in a limited number of countries, while we sell in the local currencies of a large number of countries. Our primary foreign currency exchange exposures result from cross-currency sales of products. As a result, we enter into foreign exchange contracts to hedge certain firm commitments and forecasted transactions to acquire products and services that are denominated in foreign currencies.

We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables, inventory and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends.

Commodity price risk

We enter into forward contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheet at December 31, 2009:

		Fair Value of(1)

Millions of dollars	Notional Amount	Hedge Assets	Hedge Liabilities	Type of Hedge(2)	Term
Designated derivatives
Foreign exchange forwards/options	$1,090	$40	$54	(CF)/(FV)	Various, up to 15 months
Commodity swaps/options	486	109	2	(CF)/(FV)	Various, up to 29 months

Total designated derivatives		$149	$56

Undesignated derivatives
Foreign exchange forwards/options	$801	$6	$4		Various, up to 5 months
Commodity swaps/options	24	4	2		Various, up to 24 months

Total undesignated derivatives		10	6

Total derivatives		$159	$62

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of December 31, 2009, hedge assets of $119 million and $40 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $61 million and $1 million were recorded in other current liabilities and other liabilities, respectively.

(2)	Designated derivatives are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Statement of Income for the year ended December 31, 2009 are as follows:

Cash Flow Hedges—Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(23)	$8	(a)(b)	$1
Commodity swaps/options	196	(101	)(b)	2
Interest rate swaps	1	1	(c)	—

	$174	$(92)		$3

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.

(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Fair Value Hedges—Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(7)	$7	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges—Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$70
Commodity swaps	(6)

$64

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income related to contracts maturing, and expected to be realized during the next twelve months is a gain of $57 million at December 31, 2009.

Early Hedge Settlement

During November and December 2008, we cash settled certain foreign currency derivative contracts prior to their scheduled settlement dates. As a result of these transactions, we received $82 million in cash, which represented the fair value of these contracts at the date of settlement. Effective gains of $82 million were initially recorded in accumulated OCI until the hedged forecasted transactions affected earnings, then the gains were recorded as a reduction in cost of products sold on our Consolidated Statements of Income. Approximately $10 million of these gains were recorded in earnings during 2008 and the remainder was recorded in earnings in 2009. There was no ineffectiveness related to these settled foreign currency derivative contracts.

(8) STOCKHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool common stockholders at December 31, 2007, 2008 and 2009, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Unrecognized Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2006	$(376)	$48	$(315)	$—	$(643)

Unrealized gain (loss)	320	(68)	—	17	269
Unrealized gain and prior service credit	—	—	225	—	225
Tax effect	(34)	4	(79)	—	(109)

Other comprehensive income (loss), net of tax	286	(64)	146	17	385
Less: Other comprehensive income available to noncontrolling interests	11	1	—	—	12

Other comprehensive income (loss) available to Whirlpool common stockholders	275	(65)	146	17	373

December 31, 2007	(101)	(17)	(169)	17	(270)

Unrealized loss	(461)	(161)	—	(10)	(632)
Unrealized loss and prior service credit	—	—	(726)	—	(726)
Tax effect	34	47	274	—	355

Other comprehensive loss, net of tax	(427)	(114)	(452)	(10)	(1,003)
Less: Other comprehensive loss available to noncontrolling interests	(3)	(11)	—	—	(14)

Other comprehensive loss available to Whirlpool common stockholders	(424)	(103)	(452)	(10)	(989)

December 31, 2008	(525)	(120)	(621)	7	(1,259)

Unrealized gain	333	266	—	1	600
Unrealized loss and prior service cost	—	—	(109)	—	(109)
Tax effect	(23)	(86)	27	—	(82)

Other comprehensive income (loss), net of tax	310	180	(82)	1	409
Less: Other comprehensive income available to noncontrolling interests	11	7	—	—	18

Other comprehensive income (loss) available to Whirlpool common stockholders	299	173	(82)	1	391

December 31, 2009	$(226)	$53	$(703)	$8	$(868)

Net Earnings per Share

Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. For the years ended December 31, 2009, 2008 and 2007, a total of approximately 3,090,508 options, 2,728,410 options and 1,709,000 options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Basic and diluted earnings per share from continuing operations were calculated as follows:

December 31—Millions of dollars	2009	2008	2007
Numerator for basic and diluted earnings per share—net earnings available to Whirlpool common stockholders	$328	$418	$640

Denominator for basic earnings per share—weighted-average shares	74.6	75.1	78.5
Effect of dilutive securities—stock-based compensation	1.0	0.9	1.4

Denominator for diluted earnings per share—adjusted weighted-average shares	75.6	76.0	79.9

Noncontrolling Interests

During the December 2009 quarter, our Latin America region entered into a definitive agreement to purchase 1.8% of the outstanding noncontrolling interest in Brasmotor S.A. for $12 million. This transaction closed on January 15, 2010 and raised our ownership interest in Brasmotor S.A. to 95.6%.

Repurchase Program

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During 2007, we repurchased 3.8 million shares at an aggregate purchase price of $368 million and during the March 2008 quarter, we repurchased 1.1 million shares at an aggregate purchase price of $97 million under this program. At March 31, 2008, there were no remaining funds authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. We made no share repurchases during 2009. At December 31, 2009, there were $350 million remaining funds authorized under this program.

Preferred Stock Purchase Rights

Rights to repurchase preferred stock under the Rights Agreement dated April 12, 1998 expired on May 22, 2008 pursuant to the terms of the Rights Agreement.

(9) STOCK OPTION AND INCENTIVE PLANS

We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $27 million, $30 million and $40 million in 2009, 2008, and 2007, respectively. Related income tax benefits recognized in earnings were $10 million, $11 million and $15 million in 2009, 2008, and 2007, respectively.

At December 31, 2009, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $33 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 34 months.

Share-Based Employee Incentive Plans

On April 17, 2007, our shareholders approved the 2007 Omnibus Stock and Incentive Plan (“2007 OSIP”). This plan was previously adopted by our Board of Directors on February 20, 2007 and provides for the issuance

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

of stock options, performance stock units, performance shares, restricted stock and restricted stock units with terms of no more than 10 years. At December 31, 2009, approximately 630 thousand shares remain available for issuance under the 2007 OSIP, our only active plan.

Stock Options

Eligible employees receive stock options as a portion of their total compensation. Such options generally become exercisable over a three-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions utilized in valuing options include: (1) risk-free interest rate—an estimate based on the yield of U.S. zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Based on the results of the model, the weighted-average fair values of stock options granted during the years ended December 31, 2009, 2008, and 2007 were $6.42, $21.03 and $22.54, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2009	2008	2007
Risk-free interest rate	1.9%	3.0%	4.7%
Expected volatility	37.5%	28.1%	22.6%
Expected dividend yield	5.5%	2.0%	1.9%
Expected option life	5 years	5 years	5 years

Stock Option Activity

The following table summarizes stock option activity during the year ended December 31, 2009:

Thousands of shares, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	4,137	$87.81
Granted	1,451	32.09
Exercised	(404)	51.91
Canceled or expired	(487)	108.93

Outstanding at December 31	4,697	$71.32

Exercisable at December 31	2,874	$87.34

The total intrinsic value of stock options exercised was $9 million, $10 million and $39 million for the years ended December 31, 2009, 2008 and 2007, respectively. The related tax benefits were $3 million, $3 million and $15 million in 2009, 2008 and 2007, respectively. Cash received from the exercise of stock options was $21 million, $21 million, and $68 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The table below summarizes additional information related to stock options outstanding at December 31, 2009:

Options in thousands / dollars in millions, except per share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	4,545	2,874
Weighted-average exercise price	$72.47	$87.34
Aggregate intrinsic value	$82	$21
Weighted-average remaining contractual term, in years	5.9	4.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Stock Units

Eligible employees may receive restricted stock units or performance stock units as a portion of their total compensation.

Restricted stock units are typically granted to selected management employees on an annual basis and vest over three years. Periodically, restricted stock units may be granted to selected executives based on special recognition or retention circumstances and generally vest from three years to seven years. Some of these awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on Whirlpool common stock. These awards convert to unrestricted common stock at the conclusion of the vesting period.

Performance stock units are granted to executives on an annual basis. The final award may equal 0 – 200% of a target based on pre-established Whirlpool financial performance measures related to the current year. The awards vest two years following the end of the performance period and convert to unrestricted common stock at the conclusion of the vesting period.

We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date. The weighted average grant date fair values of awards granted during the years ended December 31, 2009, 2008 and 2007 were $26.51, $55.83 and $96.81, respectively.

The following table summarizes stock unit activity during the year ended December 31, 2009:

Stock units in thousands, except per share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2008	1,108	$77.66
Granted	660	26.51
Canceled	(198)	41.83
Vested and transferred to unrestricted	(354)	85.67

Non-vested, December 31, 2009	1,216	$52.87

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

(10) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $126 million, $149 million, $61 million during the years ended December 31, 2009, 2008, 2007 respectively. These charges are included in restructuring costs in our Consolidated Statements of Income and primarily consist of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

charges to restructure the cooking platform in Latin America, shift refrigeration and dishwasher capacity within Europe and North America, shift cooking capacity within North America, restructure the laundry platforms in North America, Europe and Asia and reorganize the salaried workforce throughout North America and Europe.

On October 27, 2008, management committed to a workforce reduction plan to reduce our employee base worldwide beginning during the fourth quarter of 2008 through the beginning of 2010. We expect to incur approximately $100 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $117 million that will be incurred as a result of this workforce reduction. We incurred charges of $39 million in 2009 and $64 million in 2008 associated with this workforce reduction, which are included in the $126 million and $149 million, respectively, in total restructuring charges discussed above. As of December 31, 2009, approximately $15 million of these workforce reduction costs remain, all of which will result in future cash expenditures.

Our 2008 restructuring initiatives are reducing our overall workforce by approximately 5,000 employees and contractors worldwide through the beginning of 2010. We expect to incur additional costs of $14 million in our Europe region and $1 million in our North American region through the beginning of 2010 related to these initiatives. For additional information about restructuring charges by business segment, see Note 13.

On August 28, 2009, we announced changes to our North America manufacturing operations which will result in the closure of our manufacturing facility in Evansville, Indiana in mid-2010. We currently expect that approximately 1,100 full-time positions will be eliminated as a result of the closure. We estimate that we will incur approximately $50 million in total costs in connection with the exit of this facility comprised of $20 million in employee termination costs, $13 million in equipment relocation costs, $5 million in asset impairment costs, and $12 million in other associated costs. During 2009 we incurred $20 million associated with this announcement, $14 million of which is included in the $126 million in total restructuring charges discussed above. We expect to recognize approximately $27 million of these costs in the 2010 fiscal year, $2 million of these costs in the 2011 fiscal year and estimate that approximately $31 million of the estimated $50 million in total cost will result in future cash expenditures. As of December 31, 2009, approximately $30 million of these closure costs remain, all of which will result in future cash expenditures.

A summary of our restructuring liability balance and full year restructuring activity for 2009, 2008 and 2007 is as follows:

Millions of dollars	January 1, 2009 Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	December 31, 2009 Balance
2009
Termination costs	$82	$86	$(93)	$(3)	$(2)	$(2)	$68
Non-employee exit costs	22	40	(15)	(29)	(4)	1	15

Total	$104	$126	$(108)	$(32)	$(6)	$(1)	$83

2008
Termination costs	$56	$134	$(86)	$—	$(21)	$(1)	$82
Non-employee exit costs	44	15	(12)	(18)	(7)	—	22

Total	$100	$149	$(98)	$(18)	$(28)	$(1)	$104

2007
Termination costs	$128	$34	$(95)	$—	$(13)	$2	$56
Non-employee exit costs	49	27	(30)	(18)	16	—	44

Total	$177	$61	$(125)	$(18)	$3	$2	$100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the years ended December 31, 2009, 2008 and 2007, the revisions of estimates related to the Maytag operations exit, relocation and employee termination accruals were approximately $6 million, $25 million and $3 million, respectively, which were recorded with a corresponding offset to goodwill.

(11) INCOME TAXES

Income tax (benefit) expense is as follows:

Year ended December 31—Millions of dollars	2009	2008	2007
Current:
Federal	$10	$9	$(28)
State and local	(3)	14	8
Foreign	115	66	128

	122	89	108
Deferred:
Federal	(182)	(309)	28
State and local	3	(31)	3
Foreign	(4)	50	(22)

	(183)	(290)	9

Total income tax (benefit) expense	$(61)	$(201)	$117

Domestic and foreign earnings (loss) before income taxes and other items are as follows:

Year ended December 31—Millions of dollars	2009	2008	2007
Domestic	$(110)	$(433)	$103
Foreign	404	679	701

Earnings from continuing operations before income taxes and other items	$294	$246	$804

Reconciliations between tax expense at the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rate for earnings from continuing operations before income taxes and other items are as follows:

Year ended December 31	2009	2008	2007
Income tax rate computed at U.S. federal statutory rate	35.0%	35.0%	35.0%

U.S. government tax incentives	(42.5)	(42.6)	(3.7)
Foreign government tax incentives	(15.1)	(34.5)	(7.6)
Foreign tax rate differential	(10.6)	(9.4)	(1.4)
Settlement of global tax audits	7.6	(8.6)	2.7
U.S. foreign tax credits	(6.3)	(73.9)	(2.2)
Foreign withholding taxes	5.1	4.7	1.9
Deductible interest on capital	(5.1)	(13.4)	(2.7)
Medicare Part D subsidy	4.0	—	(0.6)
U.S. tax on foreign dividends and subpart F income	3.6	66.6	0.7
Valuation allowances	3.3	2.1	(7.1)
Impact of tax rate changes	(1.3)	0.7	1.9
State and local taxes, net of federal tax benefit	0.3	(6.7)	1.0
Real estate donations	—	—	(1.1)
Other items, net	1.4	(1.7)	(2.3)

Effective tax rate	(20.6)%	(81.7)%	14.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Significant components of our deferred tax liabilities and assets from continuing operations are as follows:

December 31—Millions of dollars	2009	2008
Deferred tax liabilities
Intangibles	$622	$633
Property, plant and equipment	185	229
LIFO inventory	55	86
Hedging & Swaps	43	—
Inventories	26	—
Pensions	17	17
Software costs	13	12
Financial services leveraged leases	11	22
Other	123	164

Total deferred tax liabilities	1,095	1,163

Deferred tax assets
Loss carryforwards	595	306
Pensions	514	439
U.S. general business credit carryforwards	317	175
Postretirement obligations	302	470
Employee payroll and benefits	150	87
Inventory prepayments	68	323
Accrued expenses	66	68
Receivable and inventory allowances	57	57
Product warranty accrual	56	75
Foreign tax credit carryforwards	47	4
Restructuring costs	27	28
Capital loss carryforwards	8	—
Hedging	10	109
Other	238	218

Total deferred tax assets	2,455	2,359

Valuation allowances for deferred tax assets	(180)	(147)

Deferred tax assets, net of valuation allowances	2,275	2,212

Net deferred tax assets	$1,180	$1,049

At December 31, 2009, we have net operating loss carryforwards of $2,689 million, $1,063 million of which are U.S. state net operating loss carryforwards. Of the total net operating loss carryforwards, $751 million do not expire, with substantially all of the remaining carryforwards expiring in various years through 2029. As of December 31, 2009, we had $47 million of foreign tax credit carryforwards and $317 million of U.S. general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2016 and 2029.

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $180 million at December 31, 2009 consists of $149 million of net operating loss carryforward deferred tax assets and $31 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $139 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $2.4 billion at December 31, 2009. Should we make a distribution out of the $2.4 billion of unremitted earnings, we would be subject to additional U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of provisions that are intended to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed certain Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We have historically, and will continue to, invest over 2% of our annual sales in research and development to provide innovative and energy efficient products that meet these standards for our customers. As a result, during 2008 and 2009 and in 2010 we expect to record a tax credit benefit under the provisions of the Act related to the production of qualifying appliances. Including the Energy Credit, total general business tax credits recorded during 2009 reduced our effective tax rate by 42.5%.

We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

We adopted ASC 740, “Income Taxes” (formerly FIN 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB 109” (“FIN 48”)) on January 1, 2007, at which time the total amount of gross unrecognized tax benefit on the Consolidated Balance Sheet was $166 million. Upon adoption of FIN 48, we recognized a $2 million increase in the liability for unrecognized tax benefits and a $2 million decrease in federal benefit related to state uncertain tax positions. The increase was accounted for as a reduction to retained earnings in the amount of $8 million and a reduction to goodwill in the amount of $4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions of dollars	2009	2008
Balance, January 1	$119	$189
Additions for tax positions of the current year	47	4
Additions for tax positions of prior years	15	2
Reductions for tax positions of prior years for:
Changes in judgment	(6)	(39)
Settlements during the period	(2)	(37)
Lapses of applicable statute of limitation	(10)	—

Balance, December 31	$163	$119

Included in the liability for unrecognized tax benefits at December 31, 2009 and 2008 are $163 and $119 million, respectively, of unrecognized tax benefits that if recognized would impact the effective tax rate, net of $15 million and $16 million, respectively, of federal benefits related to state uncertain tax positions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

We recognize charges related to interest and penalties for unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 and 2008, we have accrued interest and penalties of $26 and $25 million, respectively. Interest and penalties are not included in the tabular rollforward of unrecognized tax benefits above.

Included in additions for tax positions of the current year are $13 million of unrecognized tax benefits related to our September 30, 2009 settlement with the Brazilian competition commission. For additional information see Note 6.

We file income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2006. The Internal Revenue Service commenced an examination of our U.S. income tax returns for 2006 and 2007 in the fourth quarter of 2008 that is anticipated to be completed during early 2011. It is reasonably possible that certain unrecognized tax benefits of $12 million could be settled with the related jurisdictions during the next 12 months.

(12) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

We have funded and unfunded defined benefit pension plans that cover substantially all of our North American employees and certain European, Asian and Brazilian employees. The formula for U.S. salaried employees covered under the qualified defined benefit plan sponsored by Whirlpool was based on years of service and final average salary, while the formula for U.S. hourly employees covered under the defined benefit plans sponsored by Whirlpool was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the qualified and nonqualified defined benefit plans sponsored by Maytag, including a cash balance formula. The U.S. plans are frozen for the majority of participants. A defined contribution plan is being provided to all U.S. employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost. In addition, we sponsor an unfunded Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees defined pension benefits that supplement those provided by the company’s other retirement plans.

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

We provide postretirement health care benefits for eligible retired U.S. employees. Eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health care plans are contributory with participants’ contributions adjusted annually and generally include cost-sharing provisions that limit our exposure for recent and future retirees. The plans are unfunded. We reserve the right to modify the benefits in the future. We provide no significant postretirement medical benefits to non-U.S. employees.

Amended Plans

During 2009, we modified retiree medical benefits for certain retirees as part of our effort to provide consistent benefits to all U.S. employees. These modifications resulted in a decrease in our postretirement benefit obligation of $113 million with a corresponding offset to other comprehensive income, net of tax.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana in mid-2010. The announcement triggered a curtailment within our pension plan for Evansville hourly employees, resulting in a one-time curtailment loss of $6.6 million included in net periodic cost with an offset to other comprehensive income, net of tax. During the September 2009 quarter, we recorded the entire loss in our Consolidated Statement of Income as a component of cost of products sold.

On June 16, 2009, the Board of Directors authorized the option for the company to use up to $100 million of company stock to fund the U.S. pension plans. If we elect to partially fund the U.S. pension plans in company stock, contributions may be made on a periodic basis from treasury stock, or, with the prior approval of the Finance Committee of the Board of Directors, from authorized, but unissued shares. As of December 31, 2009, we have not used company stock to fund our U.S. pension plans.

On February 9, 2009, we announced the suspension of the annual credit to retiree health savings accounts for the majority of active participants. The result of the indefinite suspension was a one-time curtailment gain of $89 million included in net periodic cost with an offset to other comprehensive income, net of tax. During the March 2009 quarter, we recorded $80 million of this gain in our Consolidated Statement of Income as a component of cost of products sold and $9 million was recorded as a component of selling, general and administrative expenses.

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

The U.S. heritage Whirlpool and Maytag pension plans were amended to cease benefit accruals for the majority of salaried and non-union participants effective December 31, 2006. For heritage Whirlpool salaried employees who are eligible to retire before January 1, 2010, the plan freeze was effective December 31, 2009. An enhanced defined contribution plan is being provided to affected employees subsequent to the plan freeze.

401(k) Defined Contribution Plan

During the March 2009 quarter we announced the suspension of company matching contributions for our 401(k) defined contribution plan covering substantially all U.S. employees. We also announced that our automatic company contributions equal to 3% of employees’ eligible pay will be contributed in company stock. Our contributions amounted to the following amounts:

Millions of dollars	2009	2008	2007
401 (k) Company contributions	$40	$70	$68

During the December 2009 quarter we announced the reinstatement of company matching contributions for our 401(k) defined contribution plan covering substantially all U.S. employees, effective March 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Obligations and Funded Status at End of Year

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Funded status
Fair value of plan assets	$2,273	$2,212	$179	$156	$—	$—
Benefit obligations	3,637	3,547	383	342	761	904

Funded status	$(1,364)	$(1,335)	$(204)	$(186)	$(761)	$(904)

Amounts recognized in the statement of financial position
Noncurrent asset	$—	$—	$7	$3	$—	$—
Current liability	(6)	(12)	(12)	(7)	(68)	(82)
Noncurrent liability	(1,358)	(1,323)	(199)	(182)	(693)	(822)

Amount recognized	$(1,364)	$(1,335)	$(204)	$(186)	$(761)	$(904)

Amounts recognized in accumulated other comprehensive income (pre-tax)
Net actuarial loss	$1,305	$1,187	$54	$41	$45	$75
Prior service (credit)/cost	(29)	(23)	4	4	(276)	(290)
Transition (asset)/obligation	—	—	(1)	(1)	1	1

Amount recognized	$1,276	$1,164	$57	$44	$(230)	$(214)

Change in Benefit Obligation

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Benefit obligation, beginning of year	$3,547	$3,580	$342	$393	$904	$1,151
Service cost	11	14	6	7	11	21
Interest cost	206	211	20	22	48	66
Plan participants’ contributions	—	—	2	2	18	18
Actuarial loss/(gain)	190	52	20	(3)	(2)	(56)
Gross benefits paid	(307)	(305)	(30)	(30)	(88)	(113)
less: federal subsidy on benefits paid	—	—	—	—	2	5
Plan amendments	—	1	1	—	(113)	(182)
New plans	2	—	—	9	—	—
Special termination benefits	1	—	—	—	—	—
Curtailments	—	—	2	(17)	(25)	—
Settlements	(13)	(6)	(4)	(1)	—	—
Foreign currency exchange rates	—	—	24	(40)	6	(6)

Benefit obligation, end of year	$3,637	$3,547	$383	$342	$761	$904

ABO, end of year	$3,633	$3,537	$367	$326	$—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Change in Plan Assets

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Fair value of plan assets, beginning of year	$2,212	$3,062	$156	$180	$—	$—
Actual return on plan assets	229	(633)	17	(15)	—	—
Employer contribution	152	94	24	32	70	95
Plan participants’ contributions	—	—	2	2	18	18
Gross benefits paid	(307)	(305)	(30)	(30)	(88)	(113)
New plans	—	—	—	9	—	—
Settlements	(13)	(6)	(4)	(1)	—
Foreign currency exchange rates	—	—	14	(21)	—	—

Fair value of plan assets, end of year	$2,273	$2,212	$179	$156	$—	$—

Components of Net Periodic Benefit Cost

Millions of dollars	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$11	$14	$25	$6	$7	$7	$11	$21	$22
Interest cost	206	211	215	20	22	19	48	66	73
Expected return on plan assets	(198)	(240)	(251)	(11)	(11)	(10)	—	—	—
Amortization:
Actuarial loss	35	12	16	3	1	1	1	1	4
Prior service cost/(credit)	—	—	5	1	1	1	(32)	(25)	(13)
Special termination benefit	1	—	—	—	—	—	—	—	—
Curtailment loss/(gain)	7	1	14	—	(7)	—	(95)	(17)	—
Settlement loss/(gain)	4	2	—	(1)	—	—	—	—	—
One-time benefit (credit)/charge for new plan	—	—	—	—	—	(8)	—	—	1

Net periodic benefit cost	$66	$—	$24	$18	$13	$10	$(67)	$46	$87

During 2009, we recognized a curtailment loss of $6.6 million in one of our U.S. pension plans related to the announced closure of our manufacturing facility in Evansville, Indiana in mid-2010. Additionally, we recognized a curtailment gain of $89 million in our U.S. postretirement health care plan as a result of the suspension of the annual credit to retiree health savings accounts for the majority of active participants.

During 2008, we recognized a curtailment gain of $7 million related to the conversion of our Mexico defined benefit plan to a defined contribution plan. Additionally, we recognized a curtailment gain of $17 million in our U.S. postretirement health care plan as a result of the reduction in force announced on October 27, 2008. See Note 10 for additional information regarding our restructuring initiatives.

During 2007, we recognized curtailment losses of $14 million related to amendments to cease all benefit accruals in our pension plan for Fort Smith.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Pre-Tax) in 2009

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss/(gain)	$157	$15	$(29)
Actuarial (loss)/gain recognized during the year	(39)	(1)	(1)
Current year prior service cost/(credit)	—	1	(113)
Prior service (cost)/credit recognized during the year	(7)	(1)	127

Total recognized in other comprehensive income (pre-tax)	$111	$14	$(16)

Total recognized in net periodic benefit costs and other comprehensive income (pre-tax)	$177	$32	$(83)

Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Income into Net Periodic Pension Cost in 2010

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$30	$2	$—
Prior service (credit)/cost	(3)	1	(38)

Total	$27	$3	$(38)

Assumptions

Weighted-average assumptions used to determine benefit obligation at end of year

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	5.75%	6.05%	2.5-11.9%	1.5-13.2%	5.30%	5.95%
Rate of compensation increase	4.50%	4.50%	2.0-7.1%	2.0-7.1%	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.00%	8.00%
Ultimate rate	—	—	—	—	5.00%	5.00%
Years to ultimate	—	—	—	—	5	6

Weighted-average assumptions used to determine net periodic cost

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	6.05%	6.15%	5.85%	1.5-13.2%	3.5-11.3%	3.0-11.3%	5.10/5.95/6.20%	6.05/6.55%	5.75/6.15%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.50%	4.0-11.3%	4.5-11.3%	4.5-11.3%	—	—	—
Rate of compensation increase	4.50%	4.50/3.00%	4.50/3.00%	2.0-7.1%	2.0-7.1%	2.0-7.1%	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	—	—	8.00%	8.50%	9.00%
Ultimate rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	—	—	—	6	7	4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Expected return on plan assets

In the U.S., the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1927 through 2009 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.

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

Estimated impact of one percentage-point change in assumed health care cost trend rate

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$3	$(3)
Effect on postretirement benefit obligations	35	(31)

Cash Flows

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

Expected Employer Contributions to Funded Plans

Millions of dollars	U.S. Pension Benefits(1)	Foreign Pension Benefits(2)
2010	$35	$6

(1)	Represents discretionary contributions to our funded U.S. pension plans.

(2)	Represents required contributions to our funded foreign pension plans.

Contributions to both our U.S. and foreign pension plans can be made in cash or company stock.

Expected Benefit Payments

Millions of dollars	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
			Gross	Expected Federal Subsidy
2010	$307	$25	$70	$(2)
2011	262	19	75	(1)
2012	260	23	75	(2)
2013	260	21	75	(2)
2014	256	25	72	(2)
2015-2019	1,285	137	315	(11)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Plan Assets

Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for plan assets is generally 60% equity and 40% fixed income, with exceptions for certain foreign pension plans. Of the target allocation for equity securities, approximately 50% is allocated to U.S. large-cap, 30% to international equity, 13% to U.S. mid and small-cap companies and 7% in venture capital). The target allocation for fixed income is allocated evenly with 50% to corporate bonds and 50% to U.S. treasury and other government securities. The fixed income securities duration is intended to match that of our U.S. pension liabilities.

The fair values of our pension plan assets at December 31, 2009, by asset category are as follows:

Asset Category—Millions of dollars	December 31, 2009
	Quoted prices (Level 1)	Other significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$105	$—	$—	$105
Equity securities:
U.S. companies	187	—	—	187
International companies	45	216	—	261
Mutual funds(a)	104	—	—	104
Common and collective funds(b)	—	712	—	712
U.S. government and government agency securities	—	333	—	333
U.S. corporate bonds and notes	—	404	—	404
International government and government agency securities	—	51	—	51
International corporate bonds and notes	—	110	—	110
Limited partnerships(c)	—	—	153	153
Real estate	—	7	—	7
All other investments	—	25	—	25

	$441	$1,858	$153	$2,452

(a)	The fund primarily invests in a diversified portfolio of equity securities issued by non-U.S. companies.

(b)	Eighty percent of the common and collective funds are invested in an equity index fund which tracks the S&P 500. Twenty percent of the Plan’s common and collective fund investments are invested in international equity securities.

(c)	Primarily invested in diversified fund of funds and generally focused on buyouts, venture capital and private equity investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2008	$159
Realized losses	(1)
Unrealized losses	(16)
Purchases, sales, issuances and settlements (net)	11

Balance, December 31, 2009	$153

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Additional Information

The PBO and fair value of plan assets for pension plans with a PBO in excess of plan assets at December 31, 2009 and 2008 were as follows:

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits
	2009	2008	2009	2008
PBO	$3,637	$3,547	$307	$275
Fair value of plan assets	2,273	2,212	96	85

The PBO, ABO and fair value of plan assets for pension plans with an ABO in excess of plan assets at December 31, 2009 and 2008 were as follows:

Millions of dollars	U.S. Pension Benefits		Foreign Pension Benefits
	2009	2008	2009	2008
PBO	$3,637	$3,547	$299	$213
ABO	3,633	3,537	288	204
Fair value of plan assets	2,273	2,212	89	27

(13) OPERATING SEGMENT INFORMATION

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

Sales activity with Sears, a North American major home appliance retailer, represented 10%, 11% and 12% of consolidated net sales in 2009, 2008, and 2007, respectively. Related receivables were 11% and 13% of consolidated trade receivables as of December 31, 2009 and 2008, respectively.

We conduct business in two countries that individually comprised over 10% of consolidated net sales and/or total assets within the last three years. The United States represented 48%, 48%, 53% of net sales for 2009, 2008, and 2007, respectively, while Brazil totaled 15%, 13%, 12% for 2009, 2008, and 2007, respectively. As a percentage of total assets, the United States accounted for 53%, and 51% at the end of 2009 and 2008, respectively. Brazil accounted for 12% and 10% of total assets at the end of 2009 and 2008, respectively.

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For 2009, the operating segments recorded total restructuring costs (See Note 10) as follows: North America—$35 million, Europe—$74 million, Latin America—$5 million, Asia—$10 million and Corporate—$2 million, for a total of $126 million. For 2008, the operating segments recorded total restructuring costs as follows: North

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

America—$56 million, Europe—$78 million, Latin America—$7 million, Asia—$2 million and Corporate—$6 million for a total of $149 million. For 2007, the operating segments recorded total restructuring costs as follows: North America—$13 million, Europe—$28 million, Latin America—$20 million, for a total of $61 million.

As disclosed in Note 1, during the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is then recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result, our depreciation expense by operating segment decreased for 2009 as follows: North America—$46 million, Europe—$25 million Latin America—$11 million and Asia—$1 million, for a total of $83 million. Net of amounts capitalized into ending inventories, operating profit increased for 2009 as follows: North America—$41 million, Europe—$19 million, Latin America—$11 million and Asia—$1, for a total of $72 million.

Millions of dollars	OPERATING SEGMENTS
	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2009	$9,592	$3,338	$3,705	$654	$(190)	$17,099
2008	10,781	4,016	3,704	593	(187)	18,907
2007	11,735	3,848	3,437	557	(169)	19,408
Intersegment sales
2009	$142	$339	$237	$169	$(887)	$—
2008	148	336	219	161	(864)	—
2007	171	504	169	220	(1,064)	—
Depreciation and amortization
2009	$280	$107	$77	$18	$43	$525
2008	329	131	96	22	19	597
2007	352	115	84	22	20	593
Operating profit (loss)
2009	$560	$21	$363	$30	$(286)	$688
2008	199	149	478	10	(287)	549
2007	646	246	438	(6)	(261)	1,063
Total assets
2009	$8,123	$3,216	$2,887	$690	$178	$15,094
2008	8,038	3,592	2,094	639	(831)	13,532
2007	8,107	3,394	2,615	689	(796)	14,009
Capital expenditures
2009	$276	$116	$78	$13	$58	$541
2008	253	156	100	21	17	547
2007	251	144	110	20	11	536

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Millions of dollars, except per share data	Three months ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2009:
Net sales	$4,864	$4,497	$4,169	$3,569
Cost of products sold	4,176	3,877	3,615	3,045
Net earnings available to Whirlpool common stockholders	95	87	78	68

Per share of common stock:
Basic net earnings	1.26	1.17	1.05	0.92
Diluted net earnings	1.24	1.15	1.04	0.91
Dividends	0.43	0.43	0.43	0.43

Millions of dollars, except per share data	Three months ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
2008:
Net sales	$4,315	$4,902	$5,076	$4,614
Cost of products sold	3,842	4,217	4,324	4,000
Net earnings available to Whirlpool common stockholders	44	163	117	94

Per share of common stock:
Basic net earnings	0.60	2.18	1.55	1.23
Diluted net earnings	0.60	2.15	1.53	1.22
Dividends	0.43	0.43	0.43	0.43

As described in Note 1, during the March 2009 quarter, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. As a result of this change in method, net of amounts capitalized into ending inventories, gross margin increased by $8, $24, $21, and $19 for the March, June, September and December 2009 quarters, respectively.

The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.

FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2009	2008	2007	2006	2005
CONSOLIDATED OPERATIONS
Net sales	$17,099	$18,907	$19,408	$18,080	$14,317
Operating profit(1)	688	549	1,063	823	792
Earnings from continuing operations before income taxes and other items	294	246	804	619	597
Earnings from continuing operations	354	418	647	486	422
Loss from discontinued operations(2)	—	—	(7)	(53)	—
Net earnings available to Whirlpool common stockholders	328	418	640	433	422
Net capital expenditures	541	547	536	576	494
Depreciation(3)	497	569	562	520	440
Dividends	128	128	134	130	116

CONSOLIDATED FINANCIAL POSITION
Current assets	$7,025	$6,044	$6,555	$6,517	$4,763
Current liabilities	5,941	5,563	5,893	6,043	4,354
Working capital	1,084	481	662	474	409
Property, plant and equipment-net	3,117	2,985	3,212	3,157	2,511
Total assets	15,094	13,532	14,009	13,759	8,301
Long-term debt	2,502	2,002	1,668	1,798	745
Whirlpool stockholders’ equity	3,664	3,006	3,911	3,283	1,745

PER SHARE DATA
Basic earnings from continuing operations before accounting change	$4.39	$5.57	$8.24	$6.47	$6.30
Diluted earnings from continuing operations before accounting change	4.34	5.50	8.10	6.35	6.19
Diluted net earnings	4.34	5.50	8.01	5.67	6.19
Dividends	1.72	1.72	1.72	1.72	1.72
Book value	48.48	39.54	48.96	42.93	25.54
Closing Stock Price—NYSE	80.66	41.35	81.63	83.02	83.76

KEY RATIOS
Operating profit margin	4.0%	2.9%	5.5%	4.6%	5.5%
Pre-tax margin(4)	1.7%	1.3%	4.1%	3.4%	4.2%
Net margin(5)	1.9%	2.2%	3.3%	2.7%	2.9%
Return on average Whirlpool stockholders’ equity(6)	9.8%	10.7%	18.1%	15.7%	24.6%
Return on average total assets(7)	2.3%	3.0%	4.6%	3.9%	5.1%
Current assets to current liabilities	1.2	1.1	1.1	1.1	1.1
Total debt-appliance business as a percent of invested capital(8)	43.6%	46.0%	34.5%	41.2%	40.4%
Price earnings ratio	18.6	7.5	10.2	14.6	13.5

OTHER DATA
Number of common shares outstanding (in thousands):
Average—on a diluted basis	75,584	76,019	79,880	76,471	68,272
Year-end	74,704	73,536	75,835	78,484	67,880
Number of stockholders (year-end)	14,930	14,515	15,011	15,311	7,442
Number of employees (year-end)	66,884	69,612	73,682	73,416	65,682
Total return to shareholders (five year annualized)(9)	5.8%	(8.5)%	11.8%	4.9%	14.5%

(1)	Restructuring charges were $126 million in 2009, $149 million in 2008, $61 million in 2007, $55 million in 2006 and $57 million in 2005.

(2)	Our earnings from continuing operations exclude certain dispositions adjacent to the Maytag acquisition.

(3)	Depreciation method changed prospectively from a straight-line method to a modified units of production method in 2009. See Note 1 of the Notes to the Consolidated Financial Statements for additional information related to our depreciation method change.

(4)	Earnings from continuing operations before income taxes and other items, as a percent of sales.

(5)	Net earnings available to Whirlpool common stockholders, as a percent of sales.

(6)	Net earnings (loss), divided by average stockholders’ equity.

(7)	Net earnings (loss), divided by average total assets.

(8)	Debt divided by debt, Whirlpool stockholders’ equity and minority interests.

(9)	Stock appreciation plus reinvested dividends, divided by share price at the beginning of the period.

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

The audit committee of the Board of Directors of the Company is composed of four independent directors who, in the opinion of the board, meet the relevant financial experience, literacy, and expertise requirements. The audit committee provides independent and objective oversight of the Company’s accounting functions and internal controls and monitors (1) the objectivity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent registered public accounting firm. In performing these functions, the committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and the independent registered public accounting firm, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to monitor the adequacy of financial disclosure. The committee also has the responsibility to retain and terminate the Company’s independent registered public accounting firm and exercise the committee’s sole authority to review and approve all audit engagement fees and terms and pre-approve the nature, extent, and cost of all non-audit services provided by the independent registered public accounting firm.

/s/ ROY W. TEMPLIN
Roy W. Templin
Executive Vice President and Chief Financial Officer
February 17, 2010

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

The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2009.

Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page F-64.

/s/ JEFF M. FETTIG	/s/ ROY W. TEMPLIN
Jeff M. Fettig	Roy W. Templin
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 17, 2010	February 17, 2010

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 of the notes to the consolidated financial statements, effective January 1, 2009, the Company adopted new rules regarding the accounting for noncontrolling interests. As described in Note 1 of the notes to the consolidated financial statements, effective January 1, 2009, the Company changed its method of depreciation for machinery and equipment from straight-line to modified units of production. As described in Note 11 of the notes to the consolidated financial statements, effective January 1, 2007, the Company adopted new rules regarding the accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 17, 2010

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

Benton Harbor, Michigan

We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Chicago, Illinois

February 17, 2010

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2009, 2008 and 2007

(millions of dollars)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at Beginning of Period	ADDITIONS		Deductions —Describe		Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other
Year Ended December 31, 2009:
Allowance for doubtful accounts—accounts receivables	$66	$28	$—	$(18	)—A	$76
Year Ended December 31, 2008:
Allowance for doubtful accounts—accounts receivables	83	29	—	(46	)—A	66
Year Ended December 31, 2007:
Allowance for doubtful accounts—accounts receivables	84	19	—	(20	) —A	83

Note A—The amounts represent accounts charged off, less recoveries of $0 in 2009 through 2007, translation adjustments and transfers.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2009

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

Restated Certificate of Incorporation of Whirlpool Corporation (amended and restated as of April 22, 2009). [Incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed on April 23, 2009]

3(ii)	By-Laws of Whirlpool Corporation (amended and restated as of April 21, 2009). [Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed on April 23, 2009]

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

Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference from Exhibit 4.1 to Maytag Corporation’s Form 8-K filed on October 31, 2001]

4(vi)

Form of 8% Notes due 2012 and Form of 8.6% Notes due 2014, issued under the Indenture described in Exhibit 4(ii) above. [Incorporated by reference from Annex A and Annex B, respectively, to the Certificate of Designated Officers, Exhibit 4.1 to the Company’s Form 8-K filed on May 5, 2009]

10(i)(a)

Amended and Restated Long-Term Five-Year Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Certain Financial Institutions and Citibank, N.A., as Administrative Agent and Fronting Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, ABN AMRO Bank N.V., The Royal Bank of Scotland PLC and Bank of America, N.A., as Documentation Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2005]

10(i)(b)

Amendment No. 1 to the Amended and Restated Long-Term Five-Year Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation and the other parties thereto [Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2009]

Number and Description of Exhibit
10(i)(c)

Amendment No. 2 to the Amended and Restated Long-Term Five-Year Credit Agreement dated as of December 1, 2005 among Whirlpool Corporation and the other parties thereto [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2009]

10(i)(d)

Selling Agency Agreement dated February 25, 2008 among Whirlpool, Banc of America Securities LLC and Greenwich Capital Markets, Inc., as representatives of the several underwriters named therein. [Incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed on February 28, 2008]

10(iii)(a)

Whirlpool Corporation Nonemployee Director Stock Ownership Plan (amended as of February 16, 1999, effective April 20, 1999). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 1999 annual meeting of stockholders]

10(iii)(b)

Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

10(iii)(c)

Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(d)

Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(e)	Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on April 21, 2005]

10(iii)(f)

Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2008). (Z) [Incorporated by reference to Exhibit 10(iii)(a) to the Company’s Quarterly Report on Form 10-Q filed on April 24, 2008]

10(iii)(g)	Nonemployee Director Stock Option Form of Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Quarterly Report on Form 10-Q filed on April 24, 2008]

10(iii)(h)

Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(i)

Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(j)

Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2000 annual meeting of stockholders]

10(iii)(k)

Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement for the 2002 annual meeting of stockholders]

10(iii)(l)

Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007). (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement for the 2007 annual meeting of stockholders]

10(iii)(m)

Omnibus Equity Plans 409A Amendment (effective December 19, 2008). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

Number and Description of Exhibit
10(iii)(n)

Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

10(iii)(o)

Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(p)

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(q)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001]

10(iii)(r)

Addendum to Whirlpool Corporation Special Retention Program Features (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(s)

Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(t)

Form of Compensation and Benefits Assurance Agreements (as amended and restated, effective December 31, 2008). (Z) [Incorporated by reference from Exhibit 10(iii)(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(u)	Whirlpool Corporation Performance Excellence Plan. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2009]

10(iii)(v)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(w)

Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(x)	Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009). (Z)

10(iii)(y)

Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 1994). (Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

10(iii)(z)

Amendment to Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(aa)

Employment Agreement with Paulo F.M.O. Periquito, dated January 1, 1998. (Z) [Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998]

10(iii)(bb)

Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(dd) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

Number and Description of Exhibit
10(iii)(cc)

Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(ee) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(dd)	Whirlpool Corporation Form of Indemnity Agreement. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2006]

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-4