Form 10-Q
period 2010-03-31
WHIRLPOOL CORP /DE/
filed 2010-04-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 22, 2010
Common stock, par value $1 per share	75,113,594

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three Months Ended March 31, 2010

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

Unless otherwise indicated, the terms “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 31

(Millions of dollars, except per share data)

	2010	2009
Net sales	$4,272	$3,569

Expenses
Cost of products sold	3,633	3,045
Selling, general and administrative (exclusive of intangible amortization)	371	327
Intangible amortization	7	7
Restructuring costs	20	24

Operating profit	241	166

Other income (expense)
Interest and sundry income (expense)	(12)	(47)
Interest expense	(58)	(62)

Earnings before income taxes and other items	171	57
Income tax benefit	(3)	(16)

Net earnings	174	73
Less: Net earnings available to noncontrolling interests	(10)	(5)

Net earnings available to Whirlpool common stockholders	$164	$68

Per share of common stock
Basic net earnings available to Whirlpool common stockholders	$2.17	$0.92

Diluted net earnings available to Whirlpool common stockholders	$2.13	$0.91

Dividends	$0.43	$0.43

Weighted-average shares outstanding (in millions)
Basic	75.4	74.2
Diluted	76.8	74.7

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited) March 31, 2010	December 31, 2009
Assets

Current assets
Cash and equivalents	$1,191	$1,380
Accounts receivable, net of allowance for uncollectible accounts of $71 and $76 at March 31, 2010 and December 31, 2009, respectively	2,440	2,500
Inventories	2,437	2,197
Deferred income taxes	331	295
Other current assets	641	653

Total current assets	7,040	7,025

Other assets
Goodwill	1,731	1,729
Other intangibles, net of accumulated amortization of $139 and $132 at March 31, 2010 and December 31, 2009, respectively	1,786	1,796
Other assets	1,442	1,427

Total other assets	4,959	4,952

Property, plant and equipment
Land	75	77
Buildings	1,197	1,207
Machinery and equipment	8,129	8,193
Accumulated depreciation	(6,322)	(6,360)

Total property, plant and equipment, net	3,079	3,117

Total assets	$15,078	$15,094

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,323	$3,308
Accrued expenses	638	632
Accrued advertising and promotions	306	475
Employee compensation	569	501
Notes payable	17	23
Current maturities of long-term debt	334	378
Other current liabilities	699	624

Total current liabilities	5,886	5,941

Noncurrent liabilities
Long-term debt	2,498	2,502
Pension benefits	1,547	1,557
Postretirement benefits	708	693
Other liabilities	648	641

Total noncurrent liabilities	5,401	5,393

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 105 million shares issued at March 31, 2010 and December 31, 2009, 75 million shares outstanding at March 31, 2010 and December 31, 2009	105	105
Additional paid-in capital	2,074	2,067
Retained earnings	4,324	4,193
Accumulated other comprehensive income (loss)	(980)	(868)
Treasury stock, 30 million shares at March 31, 2010 and December 31, 2009	(1,828)	(1,833)

Total Whirlpool stockholders’ equity	3,695	3,664

Noncontrolling interests	96	96

Total stockholders’ equity	3,791	3,760

Total liabilities and stockholders’ equity	$15,078	$15,094

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31

(Millions of dollars)

	2010	2009
Operating activities
Net earnings	$174	$73
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	134	115
Curtailment gain	(29)	(92)
Decrease in LIFO inventory reserve	(5)	—
Changes in assets and liabilities:
Accounts receivable	24	114
Inventories	(271)	(27)
Accounts payable	66	(362)
Restructuring charges, net of cash paid	(5)	(16)
Taxes deferred and payable, net	(7)	(12)
Accrued pension	(3)	(7)
Employee compensation	85	62
Other	(92)	(120)

Cash provided by (used in) operating activities	71	(272)

Investing activities
Capital expenditures	(146)	(112)
Proceeds from sale of assets	1	13
Investment in related businesses	(5)	—

Cash used in investing activities	(150)	(99)

Financing activities
Repayments of long-term debt	(46)	(1)
Dividends paid	(33)	(32)
Purchase of noncontrolling interest shares	(12)	—
Common stock issued	7	—
Net (repayments) proceeds from short-term borrowings	(6)	458
Other	—	(5)

Cash (used in) provided by financing activities	(90)	420

Effect of exchange rate changes on cash and equivalents	(20)	(2)

(Decrease) increase in cash and equivalents	(189)	47
Cash and equivalents at beginning of period	1,380	146

Cash and equivalents at end of period	$1,191	$193

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

General Information

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2009.

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

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

(2) GOODWILL

The following table summarizes the net carrying amount of goodwill:

Reporting unit - Millions of dollars	March 31, 2010	December 31, 2009
North America	$1,727	$1,724
Embraco	4	5

Total	$1,731	$1,729

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique

March 31, 2010
Money market funds(1)	$356	$356	$—	$—	(a	)
Net derivative contracts	101	—	101	—	(a	)
Available for sale investments	32	32	—	—	(a	)
December 31, 2009
Money market funds(1)	$355	$355	$—	$—	(a	)
Net derivative contracts	97	—	97	—	(a	)
Available for sale investments	25	25	—	—	(a	)

(1)	Money market funds are primarily comprised of U.S. government obligations.

Other Fair Value Measurements

The fair value of long-term debt (including current maturities) was $3,040 million and $3,060 million as of March 31, 2010 and December 31, 2009, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

(4) INVENTORIES

Millions of dollars	March 31, 2010	December 31, 2009
Finished products	$2,045	$1,853
Raw materials and work in process	532	489

	2,577	2,342
Less excess of FIFO cost over LIFO cost	(140)	(145)

Total inventories	$2,437	$2,197

The increase in inventories, compared to December 31, 2009, is driven primarily by increased production levels.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At March 31, 2010 and December 31, 2009, the guaranteed amounts totaled $280 million and $309 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.4 billion at March 31, 2010 and December 31, 2009. Our total outstanding bank indebtedness under guarantees totaled $13 million and $18 million at March 31, 2010 and December 31, 2009, respectively.

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

Warranty Reserves

Product warranty reserves are generally established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following table represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2010	2009
Balance at January 1	$189	$215
Warranties issued during the period	165	100
Settlements made during the period	(96)	(101)
Other changes	7	(2)

Balance at March 31	$265	$212

Current portion	$227	$186
Non-current portion	38	26

Total	$265	$212

During the March 2010 quarter we accrued $75 million associated with a supplier-related quality and potential product safety issue that is included within warranties issued during the period. See Product Recalls below for additional information.

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Condensed Balance Sheet at March 31, 2010.

Legal Contingencies

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2009, Embraco sales represented approximately 7% of our global net sales.

In February 2009, competition authorities in Brazil, the United States and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the United States Department of Justice requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded as an expense in 2009. We are cooperating with the ongoing government investigations in other jurisdictions and have taken actions, and will continue to take actions, to minimize our potential exposure.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of March 31, 2010, we have accrued charges of approximately $94 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits were recognized in 2005 through 2009. In 2009, we entered into an agreement under a special Brazilian government program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. Charges recorded related to this program for the year ended December 31, 2009 include $27 million in tax that was recorded in cost of products sold, $16 million in interest expense and $4 million in penalties recorded in interest and sundry income (expense) in our Consolidated Statements of Income. During the December 2009 quarter, based on newly issued regulations, we settled with the Brazilian tax authority to resolve these and other disputed tax amounts. As a result of this settlement agreement, we recorded an increase in value added taxes owed of approximately $4 million in cost of goods sold, a reduction in interest expense totaling $18 million related to interest abatement, a reduction in interest and sundry income (expense) of $4 million related to penalty abatement and related income tax expense of $5 million under this special program. The settlement is in the process of being ratified by the Brazilian tax authority.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $159 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

We are currently defending a number of class action suits in federal and state courts alleging breach of warranty, fraud and violation of state consumer protection acts. There are no allegations of any personal injury or property damage. However, unspecified compensatory damages are being sought. We believe these suits are without merit. We intend to vigorously defend these actions.

We are involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect, if any, on our Consolidated Condensed Financial Statements.

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

We currently expect to undertake a corrective action to address a supplier-related quality and potential product safety issue. We have accrued $75 million for this matter based on our current estimate of the costs of the action.

On March 10, 2009, we announced, in a joint press release issued with the United States Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the United States and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. In 2009, we increased the estimate of the affected population by 0.8 million due to a determination that the defective part which caused the product recall also resulted in similar failures in another type of refrigerator. There have been no other significant changes in assumptions other than increasing the affected population. As a result, we have accrued $69 million as the estimated cost of this recall of which $35 million ($23 million in the March 2009 quarter) and $32 million, respectively was recorded in 2009 and 2008. We have accrued $2 million as a charge to cost of products sold in the March 2010 quarter. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier.

(6) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are accounted for at fair value based on market rates. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.

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

Commodity price risk

We enter into forward contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.

Interest rate risk

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at March 31, 2010:

Millions of dollars		Fair Value of (1)			Term
	Notional Amount	Hedge Assets	Hedge Liabilities	Type of Hedge(2)

Designated derivatives
Foreign exchange forwards/options	$1,290	$30	$60	(CF)/(FV)	Various, up to 21 months
Commodity swaps/options	572	133	3	(CF)/(FV)	Various, up to 33 months

Total designated derivatives		$163	$63

Undesignated derivatives
Foreign exchange forwards/options	$925	$2	$6		Various, up to 7 months
Commodity swaps/options	18	8	3		Various, up to 21 months

Total undesignated derivatives		10	9

Total derivatives		$173	$72

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of March 31, 2010, hedge assets of $122 million and $51 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $66 million and $6 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Designated derivatives are either considered cash flow (CF) or fair value hedges (FV).

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at December 31, 2009:

Millions of dollars		Fair Value of (1)			Term
	Notional Amount	Hedge Assets	Hedge Liabilities	Type of Hedge(2)

Designated derivatives
Foreign exchange forwards/options	$1,090	$40	$54	(CF)/(FV)	Various, up to 15 months
Commodity swaps/options	486	109	2	(CF)/(FV)	Various, up to 29 months

Total designated derivatives		$149	$56

Undesignated derivatives
Foreign exchange forwards/options	$801	$6	$4		Various, up to 5 months
Commodity swaps/options	24	4	2		Various, up to 24 months

Total undesignated derivatives		10	6

Total derivatives		$159	$62

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of December 31, 2009, hedge assets of $119 million and $40 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $61 million and $1 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Designated derivatives are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the March 2010 quarter are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(24)	$(10)	(a)(b)	$2
Commodity swaps/options	42	18	(b)	3

	$18	$8		$5

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(6)	$6	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$(9)
Commodity swaps	1

$(8)

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the March 2009 quarter are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(13)	$5	(a)(b)	$—
Commodity swaps/options	24	(51)	(b)	1
Interest rate swaps	1	—	(c)	—

	$12	$(46)		$1

(1)	Gains and losses reclassified from accumulated OCI into income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(3)	$3	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Undesignated Hedges - Millions of dollars	Gain (Loss) Recognized on Undesignated Hedges(4)
Foreign exchange forwards/options	$(15)
Commodity swaps	(6)

$(21)

(4)	Mark to market gains and losses are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing, and expected to be realized during the next twelve months is a gain of $72 million at March 31, 2010.

(7) STOCKHOLDERS’ EQUITY

Comprehensive Income and Stockholders’ Equity

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

The following table summarizes our comprehensive income for the periods presented:

	Three months ended March 31,
Millions of dollars	2010	2009
Net earnings as reported	$174	$73
Currency translation adjustments – net	(79)	(84)
Cash flow hedges – net	5	39
Pension and other postretirement benefits plans – net	(49)	(13)
Available for sale securities	9	(4)

Comprehensive income (loss)	60	11
Less: Comprehensive income (loss) available to noncontrolling interests	8	7

Comprehensive income (loss) available to Whirlpool common stockholders	$52	$4

The following table summarizes the changes in stockholders’ equity:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2009	$3,760	$3,664	$96

Net earnings	174	164	10
Other comprehensive income (loss)	(114)	(112)	(2)

Comprehensive income (loss)	60	52	8
Purchase of noncontrolling interest	(8)	—	(8)
Treasury stock	5	5	—
Additional paid-in capital	7	7	—
Dividends declared on common stock	(33)	(33)	—

Stockholders’ equity, March 31, 2010	$3,791	$3,695	$96

Noncontrolling Interests

During the December 2009 quarter, our Latin America region entered into a definitive agreement to purchase 1.8% of the outstanding noncontrolling interest in Brasmotor S.A. for $12 million. This transaction closed on January 15, 2010 and raised our ownership interest in Brasmotor S.A. to 95.6%.

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended March 31,
Millions of dollars and shares	2010	2009
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool common stockholders	$164	$68

Denominator for basic earnings per share – weighted-average shares	75.4	74.2
Effect of dilutive securities – stock-based compensation	1.4	0.5

Denominator for diluted earnings per share – adjusted weighted-average shares	76.8	74.7

Diluted net earnings per share of common stock include the dilutive effect of stock options and stock-based compensation. For the March 2010 and 2009 quarters, approximately 2,027,000 stock options and 4,089,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

(8) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $20 million and $24 million during the March 2010 and 2009 quarters, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges to shift refrigeration capacity within North America and dishwasher capacity within Europe.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base by approximately 5,000 employees and contractors worldwide from the fourth quarter of 2008 through the beginning of 2010. We expect to incur approximately $99 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $116 million that will be incurred as a result of this workforce reduction. We incurred no charges during the March 2010 quarter associated with this workforce reduction. As of March 31, 2010, approximately $15 million of these workforce reduction costs remain, all of which will result in future cash expenditures. We expect to incur additional costs of $15 million in our Europe region throughout 2010 related to these initiatives. For additional information about restructuring charges by operating segment, see Note 11.

On August 28, 2009, we announced changes to our North America manufacturing operations which will result in the closure of our manufacturing facility in Evansville, Indiana in mid-2010. We expect that approximately 1,100 full-time positions will be eliminated as a result of the closure. We estimate that we will incur approximately $50 million in total costs in connection with the exit of this facility comprised of $19 million in employee termination costs, $14 million in equipment relocation costs, $5 million in asset impairment costs, and $12 million in other associated costs. We incurred $12 million associated with this closure during the March 2010 quarter. We expect to recognize approximately $15 million of these costs during the remainder of 2010 and $3 million of these costs in 2011 and estimate that approximately $32 million of the estimated $50 million in total cost will result in cash expenditures. As of March 31, 2010, approximately $18 million of these closure costs remain, all of which will result in future cash expenditures.

A summary of the changes to our restructuring liability balance for the March 2010 quarter is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Translation	March 31, Balance
Termination costs	$68	$16	$(20)	$—	$(3)	$61
Non-employee exit costs	15	4	(3)	(2)	—	14

Total	$83	$20	$(23)	$(2)	$(3)	$75

(9) INCOME TAXES

The effective income tax rate for the March 2010 quarter was a benefit of 1.6% compared to a benefit of 27.1% for the March 2009 quarter. The decrease in the benefit from 2009 is primarily due to higher earnings and related tax expense. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $30 million associated with certain tax examinations and other events.

(10) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the March 2010 and 2009 quarters are as follows:

	Three months ended March 31,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Service cost	$0.7	$2.8	$1.6	$1.4	$2.6	$3.4
Interest cost	49.9	51.6	4.9	4.6	10.1	12.9
Expected return on plan assets	(47.3)	(49.2)	(2.5)	(2.3)	—	—
Amortization of prior service cost (credit)	(0.7)	—	0.1	0.1	(9.5)	(7.7)
Amortization of net loss	7.4	8.3	0.6	0.9	—	—
Settlement and curtailment loss (gain)	—	0.2	0.4	(1.7)	(29.0)	(91.7)

Net periodic cost	$10.0	$13.7	$5.1	$3.0	$(25.8)	$(83.1)

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March 2010 quarter, approximately half of the full-time positions in Evansville were eliminated, resulting in the recognition of a curtailment gain of $29 million. The curtailment gain was recognized in our Consolidated Condensed Statement of Income as a component of cost of goods sold with an offset in our Consolidated Condensed Balance Sheet to other comprehensive income, net of tax.

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

During the remainder of 2010, we expect to recognize an additional curtailment gain totaling $33 million.

(11) OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, minority interests and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all restructuring expenses. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring expenses. These restructuring expenses are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below. For the March 2010 quarter, the operating segments recorded total restructuring expenses (See Note 8) as follows: North America - $12 million, Europe - $7 million and Corporate - $1 million, for a total of $20 million. For the March 2009 quarter, the operating segments recorded total restructuring expenses as follows: North America - $14 million, Europe - $7 million and Latin America - $3 million, for a total of $24 million.

	OPERATING SEGMENTS
	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Three Months Ended March 31 - Millions of dollars
Net sales
2010	$2,251	$739	$1,141	$192	$(51)	$4,272
2009	2,104	696	689	120	(40)	3,569
Intersegment sales
2010	$48	$79	$60	$40	$(227)	$—
2009	35	79	51	37	(202)	—
Depreciation and amortization
2010	$70	$26	$23	$4	$11	$134
2009	62	22	17	5	9	115
Operating profit (loss)
2010	$94	$27	$167	$11	$(58)	$241
2009	164	—	57	5	(60)	166
Total assets
March 31, 2010	$8,056	$3,009	$3,048	$758	$207	$15,078
December 31, 2009	8,123	3,216	2,887	690	178	15,094
Capital expenditures
2010	$102	$17	$16	$3	$8	$146
2009	46	21	11	1	33	112

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of $17 billion and net earnings available to Whirlpool common stockholders of $328 million for the year ended December 31, 2009. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. For additional information about our operating segments, see Note 11 of the Notes to the Consolidated Condensed Financial Statements.

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

We continue to experience macroeconomic challenges which have impacted the global economy, the capital markets and global demand for our products. Although we have made significant progress in reducing cost to better align with global demand, and in improving our liquidity position, we expect that we will continue to experience the effects of liquidity strain on our suppliers, continued low consumer confidence and consumer discretionary spending.

RESULTS OF OPERATIONS

For the March 2010 quarter, consolidated net sales were $4.3 billion, increasing from $3.6 billion in 2009. Consolidated net earnings available to Whirlpool common stockholders were $164 million, or $2.13 per diluted share, increasing from $68 million or $0.91 per diluted share in 2009. The following discussion highlights significant drivers of our operating performance.

Consolidated Net Sales

Consolidated net sales increased 19.7% compared to 2009 primarily due to a 17.8% increase in units sold and the favorable impact of foreign currency, partially offset by lower product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 11.4% in 2010.

The following table summarizes consolidated net sales by region:

	Three Months Ended March 31,
Millions of dollars	2010	2009	Change
North America	$2,251	$2,104	7.0%
Europe	739	696	6.1
Latin America	1,141	689	65.4
Asia	192	120	60.1
Other/eliminations	(51)	(40)	—

Consolidated	$4,272	$3,569	19.7%

Significant regional trends were as follows:

•

North America net sales increased by 7.0% compared to 2009, primarily due to a 10.8% increase in units sold and the favorable impact of foreign currency, partially offset by lower product price/mix. The increase in units sold is due to higher industry demand resulting from strengthening economies in the United States, Mexico and Canada. Excluding the impact of foreign currency, North America net sales increased 4.7% in 2010.

•

Europe net sales increased by 6.1% compared to 2009, primarily due to the favorable impact of foreign currency and a 1.2% increase in units sold, partially offset by lower product price/mix. Excluding the impact of foreign currency, Europe net sales decreased 1.9% in 2010.

•

Latin America net sales increased by 65.4% compared to 2009, primarily due to a 49.9% increase in units sold and the favorable impact of foreign currency, partially offset by lower product price/mix. During the March 2010 and 2009 quarters, we monetized $41 million and $35 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of March 31, 2010, $645 million of BEFIEX credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits. Excluding the impact of foreign currency, Latin America net sales increased 39.5% in 2010.

•

Asia net sales increased by 60.1% compared to 2009, primarily due to a 49.0% increase in units sold and the favorable impact of foreign currency. Excluding the impact of foreign currency, Asia net sales increased 49.2% in 2010.

Gross Margin

The consolidated gross margin percentage increased in 2010 primarily due to cost reduction initiatives and productivity improvements, partially offset by lower product price/mix. In addition, certain one time items unfavorably impacted gross margin including a 2010 charge to correct a supplier-related quality and potential product safety issue, lower curtailment gains in 2010 associated with a postretirement benefit plan, partially offset by a foreign operating tax settlement in 2009. These one time items resulted in a net reduction in gross margin of $77 million, or 1.8 percentage points.

The following table summarizes gross margin percentages by region:

	Three Months Ended March 31,
	2010	2009	Change
North America	11.2%	15.1%	(3.9	)pts
Europe	14.0	10.7	3.3
Latin America	21.7	15.2	6.5
Asia	18.2	19.4	(1.2)
Consolidated	15.0	14.7	0.3

Significant regional trends were as follows:

•

North America gross margin percentage decreased primarily due to the net impact of certain one time items including a 2010 charge to correct a supplier-related quality and potential product safety issue, a 2009 refrigerator recall charge and lower 2010 curtailment gains associated with a postretirement benefit plan. These one time items resulted in a net reduction in gross margin of $103 million, or 4.6 percentage points. Additionally, gross margin was negatively impacted by lower product price/mix. The above items were partially offset by continued cost reductions and improved productivity. See Notes 5 and 10 to the Consolidated Condensed Financial Statements for additional information related to product recalls and curtailment gains, respectively.

•	Europe gross margin percentage increased primarily due to continued cost reductions, improvements in productivity and the favorable impact of foreign currency.

•

Latin America gross margin percentage increased primarily due to improvements in raw materials costs and productivity, a $26 million 2009 charge associated with a foreign operating tax settlement and the favorable impact of foreign currency. The above items were partially offset by lower product price/mix. See Note 5 to the Consolidated Condensed Financial Statements for additional information related to the foreign operating tax settlement.

•	Asia gross margin percentage decreased due to lower product price/mix and higher raw materials costs, partially offset by improved productivity and the favorable impact of foreign currency.

Selling, General and Administrative

The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended March 31,
		As a %		As a %
Millions of dollars	2010	of Sales	2009	of Sales
North America	$152	6.7%	$147	7.0%
Europe	77	10.4	74	10.7
Latin America	80	7.0	48	6.9
Asia	24	12.4	19	15.4
Other/eliminations	38	—	39	—

Consolidated	$371	8.7%	$327	9.2%

For the March 2010 quarter, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased compared to 2009 primarily as a result of improved leverage due to increases in net sales. Total consolidated selling, general and administrative expenses increased during the March 2010 quarter primarily due to the unfavorable impacts of foreign currency.

Restructuring

Restructuring initiatives resulted in charges of $20 million for the March 2010 quarter, reflecting ongoing efforts to optimize our global operating platform. This amount has been identified as a separate component of operating profit and primarily consists of charges to shift refrigeration capacity within North America and dishwasher capacity within Europe. For additional information about restructuring activities see Note 8 to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) decreased $35 million compared to 2009 primarily due to the favorable impact of foreign currency and higher interest income.

Interest Expense

Interest expense decreased $4 million compared to 2009 due to a one time interest charge recorded in 2009 related to a foreign operating tax settlement and lower average debt levels, partially offset by higher interest rates.

Income Taxes

The effective income tax rate for the March 2010 quarter was a benefit of 1.6% compared to a benefit of 27.1% for the March 2009 quarter. The decrease in the benefit from 2009 is primarily due to higher earnings and related tax expense. For additional information about income taxes see Note 9 to the Consolidated Condensed Financial Statements.

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders for the March 2010 quarter were $164 million or $2.13 per diluted share, compared to $68 million, or $0.91 per diluted share in 2009 due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

For the full year 2010, we expect earnings per diluted share to be in the range of $8.00 to $8.50 compared with our previous guidance of $6.50 to $7.00. We currently expect free cash flow for the year to be in the range of $500 to $600 million, compared with our previous guidance of $400 to $500 million. We are also updating our outlook for demand. Within the Latin America region, we expect industry demand to increase from 2009 levels by approximately 10% compared with our previous estimate of a 5-10% increase. We expect North American appliance shipments to increase 3-5% compared with our previous expectation of 2-4%. We anticipate full-year 2010 industry demand in Asia to increase by approximately 5-8% compared with our previous expectation of 3-5% from 2009 levels. Material cost inflation is expected to be at the higher end of the $200 to $300 million range we previously provided.

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

Millions of dollars	2010 Outlook
Cash provided by operating activities	$1,050	—	$1,150
Capital expenditures	(550)	—	(600)
Proceeds from sale of assets/businesses	—	—	50

Free cash flow	$500	—	$600

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

We have experienced negative global economic trends in the recent quarters. To succeed in this environment we have aggressively taken steps to further reduce all areas of cost, production capacity and working capital. Outside the United States, short-term funding is provided by bank borrowings on uncommitted lines of credit. We believe that our operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing funding requirements.

As of March 31, 2010, there was no balance outstanding under our credit facility and we are in compliance with the financial covenants for all periods presented.

Pension and Postretirement Benefit Plans

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March 2010 quarter, approximately half of the full-time positions in Evansville were eliminated, resulting in the recognition of a curtailment gain of $29 million. The curtailment gain was recognized in our Consolidated Condensed Statement of Income as a component of cost of goods sold with an offset in our Consolidated Condensed Balance Sheet to other comprehensive income, net of tax.

On February 9, 2009, we announced the indefinite suspension of the annual credit to retirement health savings accounts for the majority of active participants. The result of the suspension was a curtailment gain of $89 million.

During the remainder of 2010, we expect to recognize an additional curtailment gain totaling $33 million.

For additional information about pension and postretirement benefit plans, see Note 10 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash

We expect to meet our cash needs for 2010 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $1.2 billion at March 31, 2010 compared to $193 million at March 31, 2009.

Cash Flows from Operating Activities

Cash provided by operating activities during the March 2010 quarter was $71 million, an increase of $343 million compared to 2009. Cash provided by operations reflects lower cash payments for accounts payable and higher cash earnings, partially offset by higher payments for inventory and an increase in accounts receivable driven by higher sales volumes.

Cash Flows from Investing Activities

Cash used in investing activities during the March 2010 quarter was $150 million compared to $99 million in 2009. The increase in cash used in investing activities was primarily due to higher capital spending and lower proceeds from the sale of assets in 2010.

Cash Flows from Financing Activities

Cash used in financing activities during the March 2010 quarter was $90 million compared to cash provided of $420 million in 2009. The March 2010 quarter reflects net repayments of short-term borrowings and long-term debt repayments totaling $52 million compared to net proceeds of $457 million in 2009. During the March 2010 quarter, we paid dividends to common stockholders totaling $33 million, purchased noncontrolling interest shares in our Latin America segment for $12 million, and received proceeds from the issuance of common stock related to option exercises of $7 million. During 2009, we paid dividends to common stockholders totaling $32 million.

OTHER MATTERS

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2009, Embraco sales represented approximately 7% of our global net sales.

In February 2009, competition authorities in Brazil, the United States and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the United States Department of Justice requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded as an expense in 2009. We are cooperating with the ongoing government investigations in other jurisdictions and have taken actions, and will continue to take actions, to minimize our potential exposure.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of March 31, 2010, we have accrued charges of approximately $94 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits were recognized in 2005 through 2009. In 2009, we entered into an agreement under a special Brazilian government program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. Charges recorded related to this program for the year ended December 31, 2009 include $27 million in tax that was recorded in cost of products sold, $16 million in interest expense and $4 million in penalties recorded in interest and sundry income (expense) in our Consolidated Statements of Income. During the December 2009 quarter, based on newly issued regulations, we settled with the Brazilian tax authority to resolve these and other disputed tax amounts. As a result of this settlement agreement, we recorded an increase in value added taxes owed of approximately $4 million in cost of goods sold, a reduction in interest expense totaling $18 million related to interest abatement, a reduction in interest and sundry income (expense) of $4 million related to penalty abatement and related income tax expense of $5 million under this special program. The settlement is in the process of being ratified by the Brazilian tax authority.

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $159 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, the amount previously accrued for our estimated exposure for this litigation remains unchanged. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2009.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 5 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Other Information

None

Item 5. Exhibits

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

April 26, 2010