Form 10-Q
period 2010-06-30
WHIRLPOOL CORP /DE/
filed 2010-07-20
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 15, 2010
Common stock, par value $1 per share	76,009,404

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three and Six Months Ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30

(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Net sales	$4,534	$4,169	$8,806	$7,738

Expenses
Cost of products sold	3,773	3,615	7,406	6,660
Selling, general and administrative	401	390	772	717
Intangible amortization	7	7	14	14
Restructuring costs	22	23	42	47

Operating profit	331	134	572	300

Other income (expense)
Interest and sundry income (expense)	(69)	(12)	(81)	(59)
Interest expense	(55)	(58)	(113)	(120)

Earnings before income taxes and other items	207	64	378	121
Income tax benefit	(8)	(22)	(11)	(38)

Net earnings	215	86	389	159
Less: Net earnings available to noncontrolling interests	(10)	(8)	(20)	(13)

Net earnings available to Whirlpool common stockholders	$205	$78	$369	$146

Per share of common stock
Basic net earnings available to Whirlpool common stockholders	$2.69	$1.05	$4.87	$1.96

Diluted net earnings available to Whirlpool common stockholders	$2.64	$1.04	$4.78	$1.95

Dividends	$0.43	$0.43	$0.86	$0.86

Weighted-average shares outstanding (in millions)
Basic	76.2	74.5	75.8	74.3
Diluted	77.7	75.0	77.3	74.9

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited) June 30, 2010	December 31, 2009
Assets

Current assets
Cash and equivalents	$850	$1,380
Accounts receivable, net of allowance for uncollectible accounts of $64 and $76 at June 30, 2010 and December 31, 2009, respectively	2,382	2,500
Inventories	2,676	2,197
Deferred income taxes	253	295
Other current assets	700	653

Total current assets	6,861	7,025

Other assets
Goodwill	1,729	1,729
Other intangibles, net of accumulated amortization of $145 and $132 at June 30, 2010 and December 31, 2009, respectively	1,777	1,796
Other assets	1,395	1,427

Total other assets	4,901	4,952

Property, plant and equipment
Land	71	77
Buildings	1,168	1,207
Machinery and equipment	7,978	8,193
Accumulated depreciation	(6,247)	(6,360)

Total property, plant and equipment, net	2,970	3,117

Total assets	$14,732	$15,094

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,499	$3,308
Accrued expenses	626	632
Accrued advertising and promotions	351	475
Employee compensation	410	501
Notes payable	22	23
Current maturities of long-term debt	310	378
Other current liabilities	687	624

Total current liabilities	5,905	5,941

Noncurrent liabilities
Long-term debt	2,195	2,502
Pension benefits	1,519	1,557
Postretirement benefits	697	693
Other liabilities	625	641

Total noncurrent liabilities	5,036	5,393

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 106 million and 105 million shares issued at June 30, 2010 and December 31, 2009, respectively, 76 million and 75 million shares outstanding at June 30, 2010 and December 31, 2009, respectively	106	105
Additional paid-in capital	2,144	2,067
Retained earnings	4,496	4,193
Accumulated other comprehensive income (loss)	(1,224)	(868)
Treasury stock, 30 million shares at June 30, 2010 and December 31, 2009	(1,823)	(1,833)

Total Whirlpool stockholders’ equity	3,699	3,664

Noncontrolling interests	92	96

Total stockholders’ equity	3,791	3,760

Total liabilities and stockholders’ equity	$14,732	$15,094

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30

(Millions of dollars)

	2010	2009
Operating activities
Net earnings	$389	$159
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	273	258
Curtailment gain	(62)	(92)
Decrease in LIFO inventory reserve	(7)	(10)
Loss (gain) on disposition of assets	1	(8)
Changes in assets and liabilities:
Accounts receivable	(2)	(167)
Inventories	(577)	203
Accounts payable	331	(234)
Restructuring charges, net of cash paid	(14)	(39)
Taxes deferred and payable, net	(47)	(46)
Accrued pension	(9)	(17)
Employee compensation	(53)	66
Other	(53)	(77)

Cash provided by (used in) operating activities	170	(4)

Investing activities
Capital expenditures	(267)	(229)
Investment in related businesses	(18)	(12)
Proceeds from sale of assets	9	36

Cash used in investing activities	(276)	(205)

Financing activities
Repayments of long-term debt	(372)	(202)
Common stock issued	72	—
Dividends paid	(66)	(63)
Purchase of noncontrolling interest shares	(12)	—
Net proceeds (repayments) from short-term borrowings	2	(294)
Proceeds from borrowings of long-term debt	—	850
Other	(4)	—

Cash (used in) provided by financing activities	(380)	291

Effect of exchange rate changes on cash and equivalents	(44)	19

(Decrease) increase in cash and equivalents	(530)	101
Cash and equivalents at beginning of period	1,380	146

Cash and equivalents at end of period	$850	$247

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

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

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

(2) GOODWILL

The following table summarizes the carrying amount of goodwill:

Reporting unit - Millions of dollars	June 30, 2010	December 31, 2009
North America	$1,725	$1,724
Embraco	4	5

Total	$1,729	$1,729

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
June 30, 2010
Money market funds(1)	$218	$218	$—	$—	(a	)
Net derivative contracts	5	—	5	—	(a	)
Available for sale investments	27	27	—	—	(a	)
December 31, 2009
Money market funds(1)	$355	$355	$—	$—	(a	)
Net derivative contracts	97	—	97	—	(a	)
Available for sale investments	25	25	—	—	(a	)

(1)	Money market funds are primarily comprised of U.S. government obligations.

Other Fair Value Measurements

The fair value of long-term debt (including current maturities) was $2,738 million and $3,060 million as of June 30, 2010 and December 31, 2009, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

(4) INVENTORIES

Millions of dollars	June 30, 2010	December 31, 2009
Finished products	$2,293	$1,853
Raw materials and work in process	521	489

	2,814	2,342
Less excess of FIFO cost over LIFO cost	(138)	(145)

Total inventories	$2,676	$2,197

The increase in inventories, compared to December 31, 2009, is driven primarily by increased production levels, including the building of transition inventory.

(5) COMMITMENTS AND CONTINGENCIES

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At June 30, 2010 and December 31, 2009, the guaranteed amounts totaled $267 million and $309 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.1 billion and $1.4 billion at June 30, 2010 and December 31, 2009, respectively. Our total outstanding bank indebtedness under guarantees totaled $20 million and $18 million at June 30, 2010 and December 31, 2009, respectively.

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

The following table represents a reconciliation of the changes in product warranty reserves for the periods presented:

Millions of dollars	2010	2009
Balance at January 1	$189	$215
Warranties issued during the period	246	196
Settlements made during the period	(182)	(228)
Other changes	—	2

Balance at June 30	$253	$185

Current portion	$217	$159
Non-current portion	36	26

Total	$253	$185

During the March 2010 quarter we accrued $75 million associated with a supplier-related quality and potential product safety issue that is included within warranties issued during the period. See Product Recalls below for additional information.

Product warranty reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Condensed Balance Sheet at June 30, 2010.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of June 30, 2010, we have accrued charges of approximately $100 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

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

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $157 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, we increased the amount previously accrued for our estimated exposure for this litigation by 95 million reais (approximately $53 million) in the June 2010 quarter. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

On June 3, 2010, we announced, in a joint press release with the United States Consumer Product Safety Commission, a voluntary recall of 1.8 million dishwashers sold in the United States and Canada between 2006 and 2010. The recall is due to an electrical failure in the dishwasher’s heating element. As a result, we have accrued $75 million as the estimated cost of this recall, all of which was recorded as a charge to cost of products sold during the March 2010 quarter. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier.

On March 10, 2009, we announced, in a joint press release issued with the United States Consumer Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the United States and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. In 2009, we increased the estimate of the affected population by 0.8 million due to a determination that the defective part which caused the product recall also resulted in similar failures in another type of refrigerator. There have been no other significant changes in assumptions other than increasing the affected population. As a result, we have accrued $70 million as the estimated cost of this recall all of which was classified in cost of products sold. For the six months ended June 30, 2009 we recorded $26 million ($3 million in the June 2009 quarter). For the six months ended June 30, 2010 we recorded $3 million ($1 million in the June 2010 quarter). There were no remaining amounts in this accrual as of June 30, 2010.

Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier.

(6) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow or fair value hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings.

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

Hedging Strategy

In the normal course of business, we manage risks relating to our ongoing business operations including those arising from changes in foreign exchange rates, interest rates and commodity prices. Fluctuations in these rates and prices can affect our operating results and financial condition. We use a variety of strategies, including the use of derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

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

We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables, inventory and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected currently in earnings for both the payable/receivable and the derivative. Therefore, as a result of the economic hedge, we do not elect hedge accounting.

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

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at June 30, 2010:

Millions of dollars	Notional Amount	Fair Value of (1)
		Hedge Assets	Hedge Liabilities	Type of Hedge(2)	Maximum Term
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,092	$21	$41	(CF)/(FV)	18 months
Commodity swaps/options	503	40	16	(CF)/(FV)	31 months

Total derivatives accounted for as hedges		$61	$57

Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,334	$4	$6		12 months
Commodity swaps/options	14	3	—		18 months

Total derivatives not accounted for as hedges		7	6

Total derivatives		$68	$63

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of June 30, 2010, hedge assets of $53 million and $15 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $53 million and $10 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value hedges (FV).

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at December 31, 2009:

Millions of dollars	Notional Amount	Fair Value of (1)		Type of Hedge(2)	Maximum Term
		Hedge Assets	Hedge Liabilities
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,090	$40	$54	(CF)/(FV)	15 months
Commodity swaps/options	486	109	2	(CF)/(FV)	29 months

Total derivatives accounted for as hedges		$149	$56

Derivatives not accounted for as hedges
Foreign exchange forwards/options	$801	$6	$4		5 months
Commodity swaps/options	24	4	2		24 months

Total derivatives not accounted for as hedges		10	6

Total derivatives		$159	$62

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities. As of December 31, 2009, hedge assets of $119 million and $40 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $61 million and $1 million were recorded in other current liabilities and other liabilities, respectively.
(2)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the three months ended June 30, 2010 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$3	$(6)	(a)(b)	$—
Commodity swaps/options	(90)	16	(b)	(1)

	$(87)	$10		$(1)

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(1)	$1	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not accounted for as hedges - Millions of dollars	Gain (Loss) Recognized on Derivativesnotaccounted for as hedges(4)
Foreign exchange forwards/options	$4

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the three months ended June 30, 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(3)	$(2)	(a)(b)	$—
Commodity swaps/options	54	(37)	(b)	1
Interest rate swaps	—	1	(c)	—

	$51	$(38)		$1

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(3)	$3	Non-functional currency assets liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not accounted for as hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not accounted for as hedges(4)
Foreign exchange forwards/options	$32

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the six months ended June 30, 2010 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(21)	$(16)	(a)(b)	$2
Commodity swaps/options	(48)	34	(b)	2

	$(69)	$18		$4

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(7)	$7	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not accounted for as hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not accounted for as hedges(4)
Foreign exchange forwards/options	$(5)
Commodity swaps	1

$(4)

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statement of Income for the six months ended June 30, 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)		Gain (Loss) Recognized in Income (Ineffective Portion)(2)
Foreign exchange forwards/options	$(16)	$3	(a)(b)	$—
Commodity swaps/options	78	(88)	(b)	2
Interest rate swaps	1	1	(c)	—

	$63	$(84)		$2

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)	Gain (Loss) Recognized on Related Hedged Items(3)	Hedged Item
Foreign exchange forwards/options	$(6)	$6	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not accounted for as hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not accounted for as hedges(4)
Foreign exchange forwards/options	$17
Commodity swaps	(6)

$11

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing, and expected to be realized during the next twelve months is a gain of $3 million at June 30, 2010.

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

The following table summarizes our comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
Millions of dollars	2010	2009	2010	2009
Net earnings as reported	$215	$86	$389	$159
Currency translation adjustments – net	(150)	245	(229)	161
Cash flow hedges – net	(69)	63	(64)	102
Pension and other postretirement benefits plans – net	(13)	25	(62)	12
Available for sale securities	(13)	3	(4)	(1)

Comprehensive income (loss)	(30)	422	30	433
Less: Comprehensive income (loss) available to noncontrolling interests	9	16	17	23

Comprehensive income (loss) available to Whirlpool common stockholders	$(39)	$406	$13	$410

The following table summarizes the changes in stockholders’ equity:

Millions of dollars	Total	Whirlpool Common Stockholders	Non controlling Interests
Stockholders’ equity, December 31, 2009	$3,760	$3,664	$96
Net earnings	389	369	20
Other comprehensive income (loss)	(359)	(356)	(3)

Comprehensive income (loss)	30	13	17

Purchase of noncontrolling interest	(8)	—	(8)
Issuance of treasury stock	10	10	—
Common stock	1	1	—
Additional paid-in capital	77	77	—
Dividends declared on common stock	(79)	(66)	(13)

Stockholders’ equity, June 30, 2010	$3,791	$3,699	$92

Noncontrolling Interests

During the December 2009 quarter, our Latin America region entered into a definitive agreement to purchase 1.8% of the outstanding noncontrolling interest in Brasmotor S.A. for $12 million. This transaction closed on January 15, 2010 and raised our ownership interest in Brasmotor S.A. to 95.6%.

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Millions of dollars and shares	2010	2009	2010	2009
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool common stockholders	$205	$78	$369	$146

Denominator for basic earnings per share – weighted-average shares	76.2	74.5	75.8	74.3
Effect of dilutive securities – stock-based compensation	1.5	0.5	1.5	0.6

Denominator for diluted earnings per share – adjusted weighted-average shares	77.7	75.0	77.3	74.9

Diluted net earnings per share of common stock include the dilutive effect of stock options. For the three and six months ended June 30, 2010, approximately 803,000 and 1,083,000 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the three and six months ended June 30, 2009, approximately 3,992,364 and 3,993,729 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

(8) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $22 million and $23 million during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, we incurred total restructuring charges of $42 million and $47 million, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges to shift refrigeration and laundry capacity within North America and dishwasher capacity within Europe and reorganize the salaried and hourly workforces throughout Europe.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base by approximately 5,000 employees and contractors worldwide from the fourth quarter of 2008 through the end of 2010. We expect to incur approximately $96 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $113 million that will be incurred as a result of this workforce reduction. We incurred $4 million and $12 million of charges associated with this workforce reduction during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, approximately $7 million of these workforce reduction costs remain, all of which will result in future cash expenditures. We expect to incur additional costs of $7 million in our Europe region throughout 2010 related to these initiatives. For additional information about restructuring charges by operating segment, see Note 11.

On August 28, 2009, we announced changes to our North America manufacturing operations which resulted in the closure of our manufacturing facility in Evansville, Indiana in June 2010. We eliminated approximately 1,100 full-time positions as a result of the closure. We estimate that we will incur approximately $53 million in total costs in connection with the exit of this facility comprised of $19 million in employee termination costs, $13 million in equipment relocation costs, $5 million in asset impairment costs, and $16 million in other associated costs. We incurred $12 million and $10 million associated with this closure during the March and June 2010 quarters, respectively. We expect to recognize approximately $5 million of these costs during the remainder of 2010 and $5 million of these costs in 2011 and estimate that approximately $33 million of the estimated $53 million in total cost will result in cash expenditures. As of June 30, 2010, approximately $10 million of these closure costs remain, all of which will result in future cash expenditures.

A summary of the changes to our restructuring liability balance for the six months ended June 30, 2010 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Translation	June 30, Balance
Termination costs	$68	$31	$(41)	$(1)	$(6)	$51
Non-employee exit costs	15	11	(8)	(6)	—	12

Total	$83	$42	$(49)	$(7)	$(6)	$63

(9) INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2010 was a benefit of 3.9% and 2.9%, respectively, compared to a benefit of 35.4% and 31.5% for the three and six months ended June 30, 2009, respectively. The decrease in the benefit from 2009 is primarily due to higher earnings and related tax expense partially offset by an increase in general business credits. The difference, for the three and six month periods, from the statutory rate of 35% is substantially due to the favorable impact of general business credits. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $41 million associated with certain tax examinations and other events.

(10) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Service cost	$0.7	$2.8	$1.5	$1.5	$2.9	$2.6
Interest cost	49.9	51.6	4.7	4.9	10.2	12.3
Expected return on plan assets	(47.3)	(49.1)	(2.3)	(2.4)	—	—
Amortization of prior service cost (credit)	(0.7)	(0.1)	0.1	0.2	(7.8)	(7.9)
Amortization of net loss	7.4	8.1	0.5	0.9	—	—
Amortization of transition obligation	—	—	(0.1)	(0.1)	—	0.1
Settlement and curtailment loss (gain)	—	3.3	0.4	—	(33.0)	(1.8)

Net periodic cost	$10.0	$16.6	$4.8	$5.0	$(27.7)	$5.3

	Six months ended June 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Service cost	$1.4	$5.6	$3.1	$2.9	$5.5	$6.0
Interest cost	99.8	103.2	9.6	9.5	20.3	25.2
Expected return on plan assets	(94.6)	(98.3)	(4.8)	(4.7)	—	—
Amortization of prior service cost (credit)	(1.4)	(0.1)	0.2	0.3	(17.3)	(15.6)
Amortization of net loss	14.8	16.4	1.1	1.8	—	—
Amortization of transition obligation	—	—	(0.1)	(0.1)	—	0.1
Settlement and curtailment loss (gain)	—	3.5	0.8	(1.7)	(62.0)	(93.5)

Net periodic cost	$20.0	$30.3	$9.9	$8.0	$(53.5)	$(77.8)

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March and June 2010 quarters, we recognized curtailment gains of $29 million and $33 million, respectively. These curtailment gains were recognized in our Consolidated Condensed Statement of Income as a component of cost of goods sold with an offset in our Consolidated Condensed Balance Sheet to other comprehensive income, net of tax.

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

Three Months Ended June 30 - Millions of dollars	OPERATING SEGMENTS
	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2010	$2,539	$739	$1,043	$263	$(50)	$4,534
2009	2,403	786	844	184	(48)	4,169
Intersegment sales
2010	$48	$67	$62	$54	$(231)	$—
2009	40	78	60	46	(224)	—
Depreciation and amortization
2010	$75	$26	$22	$5	$11	$139
2009	82	25	18	4	14	143
Restructuring (see Note 8)
2010	$10	$11	$1	$—	$—	$22
2009	6	7	1	8	1	23
Operating profit (loss)
2010	$200	$20	$165	$15	$(69)	$331
2009	120	(12)	75	11	(60)	134
Total assets
June 30, 2010	$8,259	$2,806	$3,043	$794	$(170)	$14,732
December 31, 2009	8,123	3,216	2,887	690	178	15,094
Capital expenditures
2010	$79	$16	$15	$4	$7	$121
2009	73	21	14	2	7	117

Six Months Ended June 30 - Millions of dollars	OPERATING SEGMENTS
	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2010	$4,790	$1,478	$2,184	$455	$(101)	$8,806
2009	4,507	1,482	1,533	304	(88)	7,738
Intersegment sales
2010	$96	$146	$122	$94	$(458)	$—
2009	74	157	111	83	(425)	—
Depreciation and amortization
2010	$145	$52	$45	$9	$22	$273
2009	144	47	35	9	23	258
Restructuring (see Note 8)
2010	$22	$18	$1	$—	$1	$42
2009	18	17	3	8	1	47
Operating profit (loss)
2010	$294	$47	$332	$26	$(127)	$572
2009	284	(12)	132	16	(120)	300
Total assets
June 30, 2010	$8,259	$2,806	$3,043	$794	$(170)	$14,732
December 31, 2009	8,123	3,216	2,887	690	178	15,094
Capital expenditures
2010	$181	$33	$31	$7	$15	$267
2009	119	42	25	3	40	229

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

We continue to experience macroeconomic challenges which have impacted the global economy, the capital markets and global demand for our products. Although we have made significant progress in reducing cost to better align with global demand, and in improving our liquidity position, we expect that we will continue to experience the effects of liquidity strain on our suppliers, continued instability in global consumer confidence and discretionary spending.

RESULTS OF OPERATIONS

For the three months ended June 30, 2010, consolidated net sales were $4.5 billion, increasing from $4.2 billion in 2009. Consolidated net earnings available to Whirlpool common stockholders were $205 million, or $2.64 per diluted share, increasing from $78 million or $1.04 per diluted share in 2009. For the six months ended June 30, 2010, consolidated net sales were $8.8 billion, increasing from $7.7 billion in 2009. Consolidated net earnings available to Whirlpool common stockholders were $369 million, or $4.78 per diluted share, increasing from $146 million or $1.95 per diluted share in 2009. The following discussion highlights significant drivers of our operating performance.

Consolidated Net Sales

Consolidated net sales increased 8.7% for the three months ended June 30, 2010 and 13.8% for the six months ended June 30, 2010 compared to the same periods in 2009. The increase for both the three and six month periods is primarily due to an increase in units sold and the favorable impact of foreign currency, partially offset by lower product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 6.2% and 8.6% for the three and six months ended June 30, 2010, respectively.

The following table summarizes consolidated net sales by region:

Millions of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
North America	$2,539	$2,403	5.7%	$4,790	$4,507	6.3%
Europe	739	786	(5.9)	1,478	1,482	(0.3)
Latin America	1,043	844	23.7	2,184	1,533	42.5
Asia	263	184	42.5	455	304	49.4
Other/eliminations	(50)	(48)	—	(101)	(88)	—

Consolidated	$4,534	$4,169	8.7%	$8,806	$7,738	13.8%

Significant regional trends were as follows:

•

North America net sales increased 5.7% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to a 7.0% increase in units sold, partially offset by lower product price/mix. The increase in units sold is due to higher industry demand resulting from strengthening economies in the United States, Mexico and Canada. For the six month period, net sales increased 6.3% compared to the same period in 2009, primarily due to an 8.8% increase in units sold and the same factors affecting the three month comparison. Excluding the impact of foreign currency, North America net sales increased 4.0% and 4.3% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

•

Europe net sales decreased 5.9% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to the unfavorable impact of foreign currency and lower product price/mix, partially offset by a 4.6% increase in units sold. For the six month period, net sales were slightly lower than the same period in 2009 as unfavorable foreign currency and lower product price/mix was offset by a 3.0% increase in units sold. Excluding the impact of foreign currency, Europe net sales decreased 0.3% and 1.1% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

•

Latin America net sales increased 23.7% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to the favorable impact of foreign currency and higher BEFIEX credits, partially offset by a 2.3% decrease in units sold. For the six month period, net sales increased 42.5% compared to the same period in 2009, primarily due to the favorable impact of foreign currency, a 21.3% increase in units sold and higher BEFIEX credits. During the three months ended June 30, 2010 and 2009, we monetized $47 million and $9 million of BEFIEX credits, respectively. During the six months ended June 30, 2010 and 2009, we monetized $88 million and $44 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of June 30, 2010, $614 million of BEFIEX credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits. Excluding the impact of foreign currency, Latin America net sales increased 12.6% and 24.7% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

•

Asia net sales increased 42.5% for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to a 28.0% increase in units sold, the favorable impact of foreign currency and improved product price/mix. For the six month period, net sales increased 49.4% compared to the same period in 2009, primarily due to a 36.2% increase in units sold, the favorable impact of foreign currency and improved product price/mix. Excluding the impact of foreign currency, Asia net sales increased 33.8% and 39.9% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Gross Margin

Consolidated gross margin percentages for the three and six months ended June 30, 2010 increased compared to the same periods in 2009 primarily due to cost reduction initiatives and productivity improvements, partially offset by lower product price/mix and higher material and oil-related costs. In addition, the three month period was favorably impacted by the net impact of certain one time items including higher curtailment gains in 2010 associated with a postretirement benefit plan, partially offset by certain credits recognized in 2009 related to refundable energy surcharges. In addition to the one time items affecting the three months ended June 30, 2010 discussed above, the six month period was unfavorably impacted by the net impact of certain one time items including a 2010 dishwasher recall charge and lower curtailment gains in 2010 associated with a postretirement benefit plan, partially offset by a foreign operating tax settlement in 2009. These one time items resulted in a net improvement in gross margin of $22 million, or 0.5 percentage points for the three months ended June 30, 2010 and resulted in a net reduction in gross margin of $55 million, or 0.6 percentage points for the six months ended June 30, 2010.

The following table summarizes gross margin percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
North America	14.8%	12.6%	2.2	pts	13.1%	13.8%	(0.7	)pts
Europe	13.5	10.1	3.4		13.7	10.4	3.3
Latin America	22.7	16.0	6.7		22.2	15.6	6.6
Asia	17.6	19.6	(2.0)		17.8	19.5	(1.7)
Consolidated	16.8	13.3	3.5		15.9	13.9	2.0

Significant regional trends were as follows:

•

North America gross margin percentage increased for the three months ended June 30, 2010 primarily due to continued cost reduction initiatives and improved productivity, partially offset by lower product price/mix and higher material and oil-related costs. The gross margin percentage for the three month period was also positively impacted by higher 2010 curtailment gains associated with a postretirement benefit plan, which resulted in a net increase in gross margin of $33 million, or 1.3 percentage points. For the six month period ended June 30, 2010, the gross margin percentage decreased primarily due to lower product price/mix, certain one-time items and higher material and oil-related costs partially offset by continued cost reductions and improved productivity. One time items totaling $70 million, or 1.5 percentage points, included the net impact of a 2010 dishwasher recall charge, a 2009 refrigerator recall charge and lower 2010 curtailment gains associated with a postretirement benefit plan. See Notes 5 and 10 to the Consolidated Condensed Financial Statements for additional information related to product recalls and curtailment gains, respectively.

•	Europe gross margin percentage increased for the three and six months ended June 30, 2010 primarily due to continued cost reductions and improvements in productivity.

•

Latin America gross margin percentage increased for the three months ended June 30, 2010 primarily due to improved productivity, increased regional tax incentives associated with BEFIEX and improved product price/mix. The above items were partially offset by certain credits recognized in 2009 related to refundable energy surcharges. For the six month period ended June 30, 2010, gross margin percentage increased primarily due to improvements in raw materials costs and productivity, increased regional tax incentives associated with BEFIEX and a $26 million 2009 charge associated with a foreign operating tax settlement. The above items were partially offset by certain credits recognized in 2009 related to refundable energy surcharges. See Note 5 to the Consolidated Condensed Financial Statements for additional information related to the foreign operating tax settlement.

•	Asia gross margin percentage decreased for the three and six months ended June 30, 2010 due to higher raw materials costs and lower product price/mix, partially offset by improved productivity.

Selling, General and Administrative

The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2010	As a % of Sales	2009	As a % of Sales	2010	As a % of Sales	2009	As a % of Sales

North America	$169	6.7%	$175	7.3%	$321	6.7%	$322	7.1%
Europe	79	10.7	92	11.6	156	10.6	166	11.2
Latin America	72	6.9	60	7.1	152	7.0	107	7.0
Asia	32	12.0	25	13.7	56	12.2	44	14.5
Other/eliminations	49	—	38	—	87	—	78	—

Consolidated	$401	8.8%	$390	9.3%	$772	8.8%	$717	9.3%

For the three and six months ended June 30, 2010, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased compared to 2009 primarily as a result of improved leverage due to increases in net sales. Total consolidated selling, general and administrative expenses increased during the three and six months ended June 30, 2010 primarily due to the unfavorable impacts of foreign currency.

Restructuring

Restructuring initiatives resulted in charges of $22 million and $42 million for the three and six months ended June 30, 2010, reflecting ongoing efforts to optimize our global operating platform. These amounts have been identified as a separate component of operating profit and primarily consist of charges to shift refrigeration and laundry capacity within North America and dishwasher capacity within Europe and reorganize the salaried and hourly workforces throughout Europe. For additional information about restructuring activities see Note 8 to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) increased $57 million to a net expense of $69 million for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to higher charges incurred for legal contingencies and legal defense. Interest and sundry income (expense) increased $22 million for the six month period ended June 30, 2010 when compared to the same period in 2009 primarily due to higher charges incurred for legal contingencies and legal defense, partially offset by the favorable impact of foreign currency and higher interest income. For additional information regarding legal contingencies, see Note 5 to the Consolidated Condensed Financial Statements.

Interest Expense

Interest expense decreased $3 million for the three month period ended June 30, 2010 compared to the same period in 2009 due to lower average debt levels, partially offset by higher interest rates. For the six months ended June 30, 2010, interest expense decreased $7 million compared to the same period in 2009 due to a one time interest charge recorded in 2009 related to a foreign operating tax settlement and lower average debt levels, partially offset by higher interest rates.

Income Taxes

The effective income tax rate for the three and six months ended June 30, 2010 was a benefit of 3.9% and 2.9% compared to a benefit of 35.4% and 31.5% for the three and six months ended June 30, 2009. The decrease in the benefit from 2009 is primarily due to higher earnings and related tax expense partially offset by an increase in general business credits. For additional information about income taxes see Note 9 to the Consolidated Condensed Financial Statements.

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders for the three months ended June 30, 2010 were $205 million or $2.64 per diluted share, compared to $78 million, or $1.04 per diluted share in 2009 due to the factors described above. Net earnings available to Whirlpool common stockholders for the six months ended June 30, 2010 were $369 million or $4.78 per diluted share, compared to $146 million, or $1.95 per diluted share in 2009 due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

For the full year 2010, we expect earnings per diluted share to be in the range of $9.00 to $9.50 compared with our previous guidance of $8.00 to $8.50. We currently expect free cash flow for the year to be in the range of $550 to $650 million, compared with our previous guidance of $500 to $600 million. We are also updating our outlook for demand in our North America region. We expect North American appliance shipments to increase by approximately 5% compared with our previous expectation of 3-5%.

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

Millions of dollars	2010 Outlook
Cash provided by operating activities	$1,115	—	$1,225
Capital expenditures	(575)	—	(625)
Proceeds from sale of assets/businesses	10	—	50

Free cash flow	$550	—	$650

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

As of June 30, 2010, there was no balance outstanding under our credit facility and we are in compliance with the financial covenants for all periods presented.

Pension and Postretirement Benefit Plans

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March and June 2010 quarters, we recognized curtailment gains of $29 million and $33 million, respectively. These curtailment gains were recognized in our Consolidated Condensed Statement of Income as a component of cost of goods sold with an offset in our Consolidated Condensed Balance Sheet to other comprehensive income, net of tax.

On February 9, 2009, we announced the indefinite suspension of the annual credit to retirement health savings accounts for the majority of active participants. The result of the suspension was a curtailment gain of $89 million.

For additional information about pension and postretirement benefit plans, see Note 10 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash

We expect to meet our cash needs for 2010 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $850 million at June 30, 2010 compared to $247 million at June 30, 2009.

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2010 totaled $170 million, an increase of $174 million compared to 2009. Cash provided by operations reflects higher cash earnings, the timing of cash payments for accounts payable due to increased production in 2010 coupled with lower production in the first half of 2009 and higher collections of accounts receivable, partially offset by higher inventory balances and higher employee compensation payments.

Cash Flows from Investing Activities

Cash used in investing activities during the six months ended June 30, 2010 totaled $276 million compared to $205 million in 2009. The increase in cash used in investing activities was primarily due to higher capital spending and lower proceeds from the sale of assets in 2010.

Cash Flows from Financing Activities

Cash used in financing activities during the six months ended June 30, 2010 totaled $380 million compared to cash provided by financing activities of $291 million in 2009. The current period reflects net repayments of long-term debt and short-term borrowings totaling $370 million compared to net repayments of $496 million in 2009. There were no proceeds from borrowings of long-term debt in the current period compared to proceeds of $850 million in 2009. During 2010, we received proceeds from the issuance of common stock related to option exercises of $72 million, paid dividends to common stockholders totaling $66 million and purchased noncontrolling interest shares in our Latin America segment for $12 million. During 2009, we paid dividends to common stockholders totaling $63 million.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of June 30, 2010, we have accrued charges of approximately $100 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

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

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $157 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, we increased the amount previously accrued for our estimated exposure for this litigation by 95 million reais (approximately $53 million) in the June 2010 quarter. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

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

Item 2. Unregistered Sale of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 20, 2010