Form 10-Q
period 2010-09-30
WHIRLPOOL CORP /DE/
filed 2010-10-27
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3932

WHIRLPOOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2000 North M-63 Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 22, 2010
Common stock, par value $1 per share	76,019,555

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three and Nine Months Ended September 30, 2010

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

This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking statements. Among these factors are: (1) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (2) the effects of the global economic crisis on our customers, suppliers and the availability of credit; (3) Whirlpool’s ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (4) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (5) the ability of Whirlpool to manage foreign currency fluctuations; (6) product liability and product recall costs; (7) litigation and legal compliance risk; (8) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (9) inventory and other asset risk; (10) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (11) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (12) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (13) Whirlpool’s ability to obtain and protect intellectual property rights; (14) information technology system failures and data security breaches; (15) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (16) the effects of governmental investigations or related actions by third parties; (17) the impact of labor relations; (18) our ability to attract, develop and retain executives and other qualified employees; (19) changes in the legal and regulatory environment including environmental and health and safety regulations.

We undertake no obligation to update any forward-looking statement, and investors are advised to review disclosures in our filings with the Securities and Exchange Commission. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Part II – Item 1A of this report.

Unless otherwise indicated, the terms “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30

(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net sales	$4,519	$4,497	$13,325	$12,235

Expenses
Cost of products sold	3,871	3,877	11,277	10,537
Selling, general and administrative	391	400	1,163	1,117
Intangible amortization	7	7	21	21
Restructuring costs	16	24	58	71

Operating profit	234	189	806	489

Other income (expense)
Interest and sundry income (expense)	(104)	(51)	(185)	(110)
Interest expense	(54)	(58)	(167)	(178)

Earnings before income taxes and other items	76	80	454	201
Income tax benefit	(7)	(13)	(18)	(51)

Net earnings	83	93	472	252
Less: Net earnings available to noncontrolling interests	(4)	(6)	(24)	(19)

Net earnings available to Whirlpool common stockholders	$79	$87	$448	$233

Per share of common stock
Basic net earnings available to Whirlpool common stockholders	$1.04	$1.17	$5.90	$3.13

Diluted net earnings available to Whirlpool common stockholders	$1.02	$1.15	$5.79	$3.10

Dividends	$0.43	$0.43	$1.29	$1.29

Weighted-average shares outstanding (in millions)
Basic	76.5	74.7	76.1	74.4
Diluted	77.7	75.7	77.4	75.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited) September 30, 2010	December 31, 2009
Assets

Current assets
Cash and equivalents	$901	$1,380
Accounts receivable, net of allowance for uncollectible accounts of $64 and $76 at September 30, 2010 and December 31, 2009, respectively	2,552	2,500
Inventories	3,084	2,197
Deferred income taxes	224	295
Other current assets	697	653

Total current assets	7,458	7,025

Other assets
Goodwill	1,730	1,729
Other intangibles, net of accumulated amortization of $153 and $132 at September 30, 2010 and December 31, 2009, respectively	1,803	1,796
Other assets	1,531	1,427

Total other assets	5,064	4,952

Property, plant and equipment
Land	75	77
Buildings	1,218	1,207
Machinery and equipment	8,393	8,193
Accumulated depreciation	(6,609)	(6,360)

Total property, plant and equipment, net	3,077	3,117

Total assets	$15,599	$15,094

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,700	$3,308
Accrued expenses	719	632
Accrued advertising and promotions	399	475
Employee compensation	487	501
Notes payable	14	23
Current maturities of long-term debt	311	378
Other current liabilities	691	624

Total current liabilities	6,321	5,941

Noncurrent liabilities
Long-term debt	2,197	2,502
Pension benefits	1,513	1,557
Postretirement benefits	695	693
Other liabilities	744	641

Total noncurrent liabilities	5,149	5,393

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 106 million and 105 million shares issued at September 30, 2010 and December 31, 2009, respectively, 76 million and 75 million shares outstanding at September 30, 2010 and December 31, 2009, respectively	106	105
Additional paid-in capital	2,147	2,067
Retained earnings	4,542	4,193
Accumulated other comprehensive loss	(944)	(868)
Treasury stock, 30 million shares at September 30, 2010 and December 31, 2009	(1,823)	(1,833)

Total Whirlpool stockholders’ equity	4,028	3,664

Noncontrolling interests	101	96

Total stockholders’ equity	4,129	3,760

Total liabilities and stockholders’ equity	$15,599	$15,094

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30

(Millions of dollars)

	2010	2009
Operating activities
Net earnings	$472	$252
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	414	388
Curtailment gain	(62)	(92)
Decrease in LIFO inventory reserve	(5)	(23)
Loss (gain) on disposition of assets	2	(10)
Changes in assets and liabilities:
Accounts receivable	(76)	(524)
Inventories	(878)	332
Accounts payable	386	94
Restructuring charges, net of cash paid	(26)	(40)
Taxes deferred and payable, net	19	(92)
Accrued pension	(24)	(16)
Employee compensation	7	165
Other	148	218

Cash provided by operating activities	377	652

Investing activities
Capital expenditures	(387)	(348)
Acquisition of brand	(27)	—
Investment in related businesses	(18)	(15)
Proceeds from sale of assets	9	69

Cash used in investing activities	(423)	(294)

Financing activities
Repayments of long-term debt	(373)	(206)
Common stock issued	72	—
Dividends paid	(99)	(96)
Purchase of noncontrolling interest shares	(12)	—
Net repayments of short-term borrowings	(7)	(340)
Proceeds from borrowings of long-term debt	—	863
Other	(12)	(37)

Cash (used in) provided by financing activities	(431)	184

Effect of exchange rate changes on cash and equivalents	(2)	37

(Decrease) increase in cash and equivalents	(479)	579
Cash and equivalents at beginning of period	1,380	146

Cash and equivalents at end of period	$901	$725

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

Certain prior year amounts in the Consolidated Condensed Financial Statements have been reclassified to conform with current year presentation.

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

(2) GOODWILL

The following table summarizes the carrying amount of goodwill:

Reporting unit - Millions of dollars	September 30, 2010	December 31, 2009
North America	$1,726	$1,724
Embraco	4	5

Total	$1,730	$1,729

(3) FAIR VALUE MEASUREMENTS

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Millions of dollars	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
September 30, 2010
Money market funds(1)	$124	$124	$—	$—	(a	)
Net derivative contracts	100	—	100	—	(a	)
Available for sale investments	30	30	—	—	(a	)
December 31, 2009
Money market funds(1)	$355	$355	$—	$—	(a	)
Net derivative contracts	97	—	97	—	(a	)
Available for sale investments	25	25	—	—	(a	)

(1)	Money market funds are primarily comprised of U.S. government obligations.

Other Fair Value Measurements

The fair value of long-term debt (including current maturities) was $2,755 million and $3,060 million as of September 30, 2010 and December 31, 2009, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

(4) INVENTORIES

Millions of dollars	September 30, 2010	December 31, 2009
Finished products	$2,641	$1,853
Raw materials and work in process	583	489

	3,224	2,342
Less excess of FIFO cost over LIFO cost	(140)	(145)

Total inventories	$3,084	$2,197

The increase in inventories, compared to December 31, 2009, is driven primarily by increased production levels, including the building of transition inventory and lower than expected demand.

(5) COMMITMENTS AND CONTINGENCIES

Legal Contingencies

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2009, Embraco sales represented approximately 7% of our global net sales.

In February 2009, competition authorities in Brazil, the United States and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the United States Department of Justice (the “DOJ”) requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded as other expense in 2009.

In September 2010, the DOJ and Embraco entered into a plea agreement related to the investigation. The plea agreement remains subject to the approval of the United States District Court for the Eastern District of Michigan, which is expected to consider the matter during the fourth quarter of 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated U.S. antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. Assuming the court approves the plea agreement, Embraco will pay the fine in six annual installments, with the first payment expected to be made in the first quarter of 2011. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010.

In October 2010, the Director of Public Prosecutions of Canada (the “DPP”) and Embraco entered into a plea agreement, which has been submitted for court approval, related to the investigation. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated Canadian antitrust law with respect to the sale of certain compressors in Canada during 2005 and (2) agreed to pay a fine totaling approximately $1.5 million to the Canadian government. Under the plea agreement, DPP agreed not to bring further charges against Embraco or any related entities for any conspiracy involving pricing of the relevant products during the investigation period. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010.

Since the government investigations became public in February 2009, we have been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan. We continue to cooperate with ongoing government investigations in other jurisdictions, to defend the related antitrust lawsuits, and to take other actions to minimize our potential exposure.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of September 30, 2010, we have accrued, in the aggregate, charges of approximately $202 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

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

In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $167 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, we increased the amount previously accrued for our estimated exposure for this litigation by 95 million reais (approximately $53 million) in the June 2010 quarter. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

Product Warranty and Recall Reserves

Product warranty reserves are generally established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following table represents a reconciliation of the changes in product warranty and recall reserves for the periods presented:

	Product Warranty		Product Recall		Total
Millions of dollars	2010	2009	2010	2009	2010	2009
Balance at January 1	$187	$176	$2	$39	$189	$215
Issuances/accruals during the period	253	264	78	26	331	290
Settlements made during the period	(250)	(268)	(49)	(60)	(299)	(328)
Other changes	10	2	—	—	10	2

Balance at September 30	$200	$174	$31	$5	$231	$179

Current portion	$161	$149	$31	$5	$192	$154
Non-current portion	39	25	—	—	39	25

Total	$200	$174	$31	$5	$231	$179

Product warranty and recall reserves are included within other current liabilities and other liabilities in our Consolidated Condensed Balance Sheet at September 30, 2010.

On June 3, 2010, we announced, in a joint press release with the United States Consumer Product Safety Commission, a voluntary recall of 1.8 million dishwashers sold in the United States and Canada between 2006 and 2010. The recall is due to an electrical failure in the dishwasher’s heating element. As a result, we have accrued $75 million as the estimated cost of this recall, all of which was recorded as a charge to cost of products sold during the March 2010 quarter. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration and whether costs will be recovered from the supplier. As of September 30, 2010, there was $31 million remaining in this accrual.

On March 10, 2009, we announced, in a joint press release issued with the United States Consumer Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the United States and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. In 2009, we increased the estimate of the affected population by 0.8 million due to a determination that the defective part which caused the product recall also resulted in similar failures in another type of refrigerator. There have been no other significant changes in assumptions other than increasing the affected population. As a result, we have accrued $70 million, in the aggregate, as the estimated cost of this recall all of which was classified in cost of products sold. There were no remaining amounts in this accrual as of September 30, 2010. Our actual costs related to this action will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier.

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

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At September 30, 2010 and December 31, 2009, the guaranteed amounts totaled $314 million and $309 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively. Our total outstanding bank indebtedness under guarantees totaled $14 million and $18 million at September 30, 2010 and December 31, 2009, respectively.

On May 16, 2008, we guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The fair value of the guarantee is nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.

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

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheet at September 30, 2010 and December 31, 2009:

Millions of dollars			Fair Value of (1)				Type of Hedge(2)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2010	2009	2010	2009	2010	2009		2010	2009

Derivatives accounted for as hedges
Foreign exchange forwards/options	$915	$1,090	$20	$40	$29	$54	(CF)/(FV)	15	15
Commodity swaps/options	563	486	98	109	2	2	(CF)/(FV)	27	29

Total derivatives accounted for as hedges			$118	$149	$31	$56

Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,320	$801	$19	$6	$11	$4		9	5
Commodity swaps/options	13	24	7	4	2	2		15	24

Total derivatives not accounted for as hedges			26	10	13	6

Total derivatives			$144	$159	$44	$62

(1)	Periodic adjustments from fair valuing hedge assets and liabilities are recorded in other current assets and other assets or other current liabilities and other liabilities.

As of September 30, 2010, hedge assets of $114 million and $30 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $42 million and $2 million were recorded in other current liabilities and other liabilities, respectively.

As of December 31, 2009, hedge assets of $119 million and $40 million were recorded in other current assets and other assets, respectively, and hedge liabilities of $61 million and $1 million were recorded in other current liabilities and other liabilities, respectively.

(2)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value hedges (FV).

The effects of derivative instruments on our Consolidated Condensed Statements of Income for the three months ended September 30, 2010 and 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)			Gain (Loss) Recognized in Income (Ineffective Portion)(2)
	2010	2009	2010	2009		2010	2009

Foreign exchange forwards/options	$1	$(4)	$(8)	$(13)	(a)(b)	$—	$1
Commodity swaps/options	92	34	14	(13)	(b)	—	—

	$93	$30	$6	$(26)		$—	$1

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)		Gain (Loss) Recognized on Related Hedged Items(3)		Hedged Item
	2010	2009	2010	2009

Foreign exchange forwards/options	$(2)	$1	$2	$(1)	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges(4)
	2010	2009

Foreign exchange forwards/options	$45	$43

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The effects of derivative instruments on our Consolidated Condensed Statements of Income for the nine months ended September 30, 2010 and 2009 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)			Gain (Loss) Recognized in Income (Ineffective Portion)(2)
	2010	2009	2010	2009		2010	2009
Foreign exchange forwards/options	$(20)	$(20)	$(24)	$(10)	(a)(b)	$2	$1
Commodity swaps/options	44	112	48	(101)	(b)	2	2
Interest rate swaps	—	1	—	1	(c)	—	—

	$24	$93	$24	$(110)		$4	$3

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)		Gain (Loss) Recognized on Related Hedged Items(3)		Hedged Item
	2010	2009	2010	2009
Foreign exchange forwards/options	$(9)	$(5)	$9	$5	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges(4)
	2010	2009
Foreign exchange forwards/options	$40	$60
Commodity swaps	1	(6)

	$41	$54

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing, and expected to be realized during the next twelve months is a gain of $64 million at September 30, 2010.

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

The following table summarizes our comprehensive income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
Millions of dollars	2010	2009	2010	2009
Net earnings as reported	$83	$93	$472	$252
Currency translation adjustments – net	227	160	(2)	321
Cash flow hedges – net	60	36	(4)	138
Pension and other postretirement benefits plans – net	(1)	(41)	(63)	(29)
Available for sale securities	(2)	1	(6)	—

Comprehensive income	367	249	397	682
Less: Comprehensive income available to noncontrolling interests	8	12	25	35

Comprehensive income available to Whirlpool common stockholders	$359	$237	$372	$647

The following table summarizes the changes in stockholders’ equity:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2009	$3,760	$3,664	$96
Net earnings	472	448	24
Other comprehensive income (loss)	(75)	(76)	1

Comprehensive income (loss)	397	372	25

Purchase of noncontrolling interest	(8)	—	(8)
Issuance of treasury stock	10	10	—
Common stock	1	1	—
Additional paid-in capital	80	80	—
Dividends declared on common stock	(111)	(99)	(12)

Stockholders’ equity, September 30, 2010	$4,129	$4,028	$101

Noncontrolling Interests

During the December 2009 quarter, our Latin America region entered into a definitive agreement to purchase 1.8% of the outstanding noncontrolling interest in Brasmotor S.A. for $12 million. This transaction closed on January 15, 2010 and raised our ownership interest in Brasmotor S.A. to 95.6%.

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Millions of dollars and shares	2010	2009	2010	2009
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool common stockholders	$79	$87	$448	$233

Denominator for basic earnings per share – weighted-average shares	76.5	74.7	76.1	74.4
Effect of dilutive securities – stock-based compensation	1.2	1.0	1.3	0.8

Denominator for diluted earnings per share – adjusted weighted-average shares	77.7	75.7	77.4	75.2

Diluted net earnings per share of common stock include the dilutive effect of stock options. For the three and nine months ended September 30, 2010, approximately 1,797,475 and 1,791,739 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive. For the three and nine months ended September 30, 2009, approximately 3,128,800 and 3,852,870 stock options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

(8) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $16 million and $24 million during the three months ended September 30, 2010 and 2009, respectively, and $58 million and $71 million during the nine months ended September 30, 2010 and 2009, respectively. These charges are included in restructuring costs in our Consolidated Condensed Statements of Income and primarily consist of charges to shift refrigeration and laundry capacity within North America and dishwasher capacity within Europe and reorganize the salaried and hourly workforces throughout Europe. Significant restructuring initiatives are discussed below.

On October 27, 2008, management committed to a workforce reduction plan whereby we will reduce our employee base by approximately 5,000 employees and contractors worldwide from the fourth quarter of 2008 through the end of 2010. We expect to incur approximately $97 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $114 million that will be incurred as a result of this workforce reduction. We incurred $6 million and $23 million of charges associated with this workforce reduction during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, approximately $6 million of these workforce reduction costs remain, all of which will result in future cash expenditures within our Europe region. We expect to incur these costs during the December 2010 quarter. For additional information about restructuring charges by operating segment, see Note 11 to the Consolidated Condensed Financial Statements.

On August 28, 2009, we announced changes to our North America manufacturing operations which resulted in the closure of our manufacturing facility in Evansville, Indiana in June 2010. We eliminated approximately 1,100 full-time positions as a result of the closure. We estimate that we will incur approximately $64 million in total costs in connection with the exit of this facility comprised of $19 million in employee termination costs, $13 million in equipment relocation costs, $12 million in asset impairment costs, and $20 million in other associated costs. We incurred $10 million and $32 million associated with this closure during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, we incurred $9 million associated with this closure. We expect to recognize approximately $5 million of these costs during the remainder of 2010 and $7 million of these costs in 2011 and estimate that approximately $43 million of the estimated $64 million in total cost will result in cash expenditures. As of September 30, 2010, approximately $12 million of these closure costs remain, all of which will result in future cash expenditures.

A summary of the changes to our restructuring liability balance for the nine months ended September 30, 2010 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	September 30, Balance
Termination costs	$68	$33	$(61)	$—	$—	$(3)	$37
Non-employee exit costs	15	25	(12)	(11)	—	—	17

Total	$83	$58	$(73)	$(11)	$—	$(3)	$54

(9) INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2010 was a benefit of 9.6% and 4.0%, respectively, compared to a benefit of 15.6% and 25.2% in the same periods in 2009, respectively. For the three months ended September 30, 2010, changes in the effective tax rate compared to the same period in 2009 include unfavorable impacts related to the non-deductibility of the settlement with the U.S. Department of Justice and audit settlements, partially offset by an increase in tax credits. For the nine months ended September 30, 2010, the change in the effective tax rate compared to the same period in 2009 is primarily due to higher earnings and related tax expense. Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $55 million associated with certain tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(10) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Service cost	$0.6	$2.8	$1.5	$1.6	$1.9	$2.7
Interest cost	49.9	51.5	4.7	5.1	8.8	11.8
Expected return on plan assets	(47.4)	(49.1)	(2.4)	(2.5)	—	—
Amortization of prior service cost (credit)	(0.6)	—	0.2	0.1	(7.8)	(8.2)
Amortization of net loss	7.5	9.4	0.6	1.0	0.6	0.1
Amortization of transition obligation	—	—	(0.1)	—	0.1	—
Settlement and curtailment loss (gain)	—	7.4	1.3	(0.8)	—	(1.3)

Net periodic cost	$10.0	$22.0	$5.8	$4.5	$3.6	$5.1

	Nine months ended September 30,
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Service cost	$2.0	$8.4	$4.6	$4.5	$7.4	$8.7
Interest cost	149.7	154.7	14.3	14.6	29.1	37.0
Expected return on plan assets	(142.0)	(147.4)	(7.2)	(7.2)	—	—
Amortization of prior service cost (credit)	(2.0)	(0.1)	0.4	0.4	(25.1)	(23.8)
Amortization of net loss	22.3	25.8	1.7	2.8	0.6	0.1
Amortization of transition obligation	—	—	(0.2)	(0.1)	0.1	0.1
Settlement and curtailment loss (gain)	—	10.9	2.1	(2.5)	(62.0)	(94.8)

Net periodic cost	$30.0	$52.3	$15.7	$12.5	$(49.9)	$(72.7)

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March and June 2010 quarters, we recognized curtailment gains of $29 million and $33 million, respectively. The announcement also triggered a curtailment loss within our pension plan for Evansville hourly employees. During the September 2009 quarter, we recognized a curtailment loss of $6.6 million. The curtailment gains and loss were recognized in our Consolidated Condensed Statement of Income as a component of cost of products sold with an offset in our Consolidated Condensed Balance Sheet to other comprehensive income, net of tax.

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

	OPERATING SEGMENTS
Three Months Ended September 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2010	$2,429	$827	$1,122	$195	$(54)	$4,519
2009	2,494	899	992	162	(50)	4,497
Intersegment sales
2010	$52	$52	$67	$55	$(226)	$—
2009	31	85	64	45	(225)	—
Depreciation and amortization
2010	$78	$26	$22	$6	$9	$141
2009	67	28	20	5	10	130
Restructuring (see Note 8)
2010	$13	$2	$—	$—	$1	$16
2009	3	16	3	1	1	24
Operating profit (loss)
2010	$114	$26	$143	$5	$(54)	$234
2009	140	14	93	8	(66)	189
Total assets
September 30, 2010	$8,480	$3,180	$3,354	$807	$(222)	$15,599
December 31, 2009	8,123	3,216	2,887	690	178	15,094
Capital expenditures
2010	$59	$16	$33	$5	$7	$120
2009	74	20	14	2	9	119

	OPERATING SEGMENTS
Nine Months Ended September 30 - Millions of dollars	North America	Europe	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2010	$7,219	$2,305	$3,306	$650	$(155)	$13,325
2009	7,001	2,382	2,525	466	(139)	12,235
Intersegment sales
2010	$148	$198	$189	$149	$(684)	$—
2009	106	243	175	128	(652)	—
Depreciation and amortization
2010	$223	$78	$67	$15	$31	$414
2009	211	75	55	14	33	388
Restructuring (see Note 8)
2010	$35	$20	$1	$—	$2	$58
2009	22	33	5	9	2	71
Operating profit (loss)
2010	$408	$73	$475	$30	$(180)	$806
2009	424	2	225	23	(185)	489
Total assets
September 30, 2010	$8,480	$3,180	$3,354	$807	$(222)	$15,599
December 31, 2009	8,123	3,216	2,887	690	178	15,094
Capital expenditures
2010	$240	$49	$64	$12	$22	$387
2009	193	62	39	5	49	348

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of $17 billion and net earnings available to Whirlpool common stockholders of $328 million for the year ended December 31, 2009. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. For additional information about our operating segments, see Note 11 to the Consolidated Condensed Financial Statements.

Our global branded consumer products strategy is to introduce innovative new products, increase customer brand loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions and investments.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009, consolidated net sales were $4.5 billion. Consolidated net earnings available to Whirlpool common stockholders were $79 million, or $1.02 per diluted share, compared to $87 million or $1.15 per diluted share in 2009. For the nine months ended September 30, 2010, consolidated net sales were $13.3 billion, increasing from $12.2 billion in 2009. Consolidated net earnings available to Whirlpool common stockholders were $448 million, or $5.79 per diluted share, increasing from $233 million, or $3.10 per diluted share in 2009. Impacting the results for both the three and nine months ended September 30, 2010 is $93 million, or $1.20 per diluted share, in charges resulting from plea agreements entered into with the U.S. Department of Justice and the Director of Public Prosecutions in Canada related to antitrust investigations of Embraco, an indirect subsidiary of Whirlpool. See Note 5 to the Consolidated Condensed Financial Statements for additional information on these plea agreements. The following discussion highlights significant drivers of our operating performance.

Consolidated Net Sales

Consolidated net sales increased 0.5% for the three months ended September 30, 2010 and 8.9% for the nine months ended September 30, 2010 compared to the same periods in 2009. The increase for the three month period is primarily due to an increase in units sold and higher BEFIEX credits in our Latin America segment, partially offset by lower product price/mix. The increase for the nine month period is primarily due to an increase in units sold. Excluding the impact of foreign currency, consolidated net sales increased 0.7% and 5.7% for the three and nine months ended September 30, 2010, respectively.

The following table summarizes consolidated net sales by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2010	2009	Change	2010	2009	Change
North America	$2,429	$2,494	(2.6)%	$7,219	$7,001	3.1%
Europe	827	899	(8.1)	2,305	2,382	(3.2)
Latin America	1,122	992	13.0	3,306	2,525	30.9
Asia	195	162	20.7	650	466	39.4
Other/eliminations	(54)	(50)	—	(155)	(139)	—

Consolidated	$4,519	$4,497	0.5%	$13,325	$12,235	8.9%

Significant regional trends were as follows:

•

North America net sales decreased 2.6% for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to lower product price/mix, offset by a 1.4% increase in units sold and the favorable impact of foreign currency. For the nine month period, net sales increased 3.1% compared to the same period in 2009, primarily due to a 6.1% increase in units sold, offset by lower product price/mix. Excluding the impact of foreign currency, North America net sales decreased 3.3% and increased 1.6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

•

Europe net sales decreased 8.1% for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the unfavorable impact of foreign currency and lower product price/mix, partially offset by a 5.9% increase in units sold. For the nine month period, net sales decreased 3.2% compared to the same period in 2009, primarily due to the unfavorable impact of foreign currency and lower product price/mix, partially offset by a 4.0% increase in units sold. Excluding the impact of foreign currency, Europe net sales increased 0.1% and decreased 0.6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

•

Latin America net sales increased 13.0% for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to an 8.9% increase in units sold, the favorable impact of higher BEFIEX credits and foreign currency, partially offset by lower product price/mix. For the nine month period, net sales increased 30.9% compared to the same period in 2009, primarily due to a 16.6% increase in units sold and the favorable impact of foreign currency. During the three months ended September 30, 2010 and 2009, we monetized $56 million and $8 million of BEFIEX credits, respectively. During the nine months ended September 30, 2010 and 2009, we monetized $144 million and $52 million of BEFIEX credits, respectively. We expect to continue recognizing credits as they are monetized. As of September 30, 2010, $590 million of BEFIEX credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits. Excluding the impact of foreign currency, Latin America net sales increased 9.1% and 18.6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

•

Asia net sales increased 20.7% for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to an 18.1% increase in units sold and the favorable impact of foreign currency. For the nine month period, net sales increased 39.4% compared to the same period in 2009, primarily due to a 29.9% increase in units sold, the favorable impact of foreign currency and improved product price/mix. Excluding the impact of foreign currency, Asia net sales increased 16.4% and 31.7% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Gross Margin

Consolidated gross margin percentage for the three months and nine months ended September 30, 2010 increased compared to the same periods in 2009 primarily due to continued productivity improvements and cost reduction initiatives and higher regional tax incentives associated with BEFIEX, partially offset by raw material and oil related cost increases and lower product price/mix. For the nine month period ended September 30, 2010, the consolidated gross margin percentage increased compared to the same period in 2009 primarily due to continued productivity improvements and cost reduction initiatives and higher regional tax incentives associated with BEFIEX, partially offset by lower product price/mix. In addition, the nine month period was unfavorably impacted by the net impact of certain one-time items including the 2010 dishwasher recall charge and lower curtailment gains in 2010 associated with our postretirement benefit and pension plans, partially offset by a foreign operating tax settlement in 2009. These one-time items resulted in a net reduction in gross margin of $48 million, or 0.4 percentage points for the nine months ended September 30, 2010.

The following table summarizes gross margin percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change		2010	2009	Change
North America	11.9%	12.6%	(0.7	)pts	12.7%	13.4%	(0.7	)pts
Europe	12.3	11.8	0.5		13.2	10.9	2.3
Latin America	20.0	16.9	3.1		21.4	16.1	5.3
Asia	16.7	20.2	(3.5)		17.5	19.7	(2.2)
Consolidated	14.3	13.8	0.5		15.4	13.9	1.5

Significant regional trends were as follows:

•

North America gross margin percentage decreased for the three months ended September 30, 2010 primarily due to lower product price/mix and higher material and oil-related costs, partially offset by continued productivity improvements and cost reduction initiatives. For the nine month period ended September 30, 2010, the gross margin percentage decreased primarily due to lower product price/mix, certain one-time items and higher material and oil-related costs partially offset by continued productivity improvements and cost reductions. One-time items resulted in a net expense of $63 million, or 0.9 percentage point, which include the 2010 dishwasher recall charge, the 2009 refrigerator recall charge and lower 2010 curtailment gains associated with our postretirement benefit and pension plans. See Notes 5 and 10 to the Consolidated Condensed Financial Statements for additional information related to product recalls and curtailment gains, respectively.

•

Europe gross margin percentage increased for the three and nine months ended September 30, 2010 primarily due to continued productivity improvements and cost reductions, partially offset by lower product price/mix and higher material and oil-related costs.

•

Latin America gross margin percentage increased for the three months ended September 30, 2010 primarily due to increased regional tax incentives associated with BEFIEX and continued productivity improvements and cost reduction initiatives, partially offset by higher material and oil-related costs and lower product price/mix. For the nine month period ended September 30, 2010, gross margin percentage increased primarily due to increased regional tax incentives associated with BEFIEX, lower raw materials costs, and a $26 million charge recognized in 2009 associated with a foreign operating tax settlement. The above items were partially offset by certain credits recognized in 2009 related to refundable energy surcharges. See Note 5 to the Consolidated Condensed Financial Statements for additional information related to the foreign operating tax settlement.

•

Asia gross margin percentage decreased for the three and nine months ended September 30, 2010 due to higher raw materials costs, lower product price/mix and a $3 million gain associated with an asset sale recognized in 2009.

Selling, General and Administrative

The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2010	As a % of Sales	2009	As a % of Sales	2010	As a % of Sales	2009	As a % of Sales
North America	$169	7.0%	$168	6.7%	$491	6.8%	$490	7.0%
Europe	75	9.1	92	10.3	232	10.0	258	10.8
Latin America	81	7.3	75	7.6	233	7.1	182	7.2
Asia	28	14.3	25	15.4	84	12.8	69	14.7
Other/eliminations	38	—	40	—	123	—	118	—

Consolidated	$391	8.7%	$400	8.9%	$1,163	8.7%	$1,117	9.1%

For the three months ended September 30, 2010, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased compared to the same period in 2009 primarily as a result of cost reductions. For the nine months ended September 30, 2010, consolidated selling, general and administrative expenses, as a percent of consolidated net sales, decreased compared to the same period in 2009 primarily due to improved leverage from increases in net sales.

Restructuring

Restructuring initiatives resulted in charges of $16 million and $58 million for the three and nine months ended September 30, 2010, respectively, associated with ongoing efforts to optimize our global operating platform. These amounts have been identified as a separate component of operating profit and primarily consist of charges to shift refrigeration and laundry capacity within North America and dishwasher capacity within Europe and reorganize the salaried and hourly workforces throughout Europe. For additional information about restructuring activities see Note 8 to the Consolidated Condensed Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) increased $53 million to a net expense of $104 million for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to higher charges incurred for legal contingencies and legal defense. Included within these legal contingencies and legal defense costs are $93 million in charges resulting from plea agreements entered into with the U.S. Department of Justice and the Director of Public Prosecutions in Canada related to antitrust investigations of Embraco, an indirect subsidiary of Whirlpool. During the three months ended September 2009, we incurred charges of $43 million related to an agreement to settle antitrust investigations in Brazil. See Note 5 to the Consolidated Condensed Financial Statements for additional information on these agreements. Interest and sundry income (expense) increased $75 million for the nine month period ended September 30, 2010 compared to the same period in 2009 primarily due to the same factors described for the three month period, partially offset by higher interest income. For additional information regarding legal contingencies, see Note 5 to the Consolidated Condensed Financial Statements.

Interest Expense

Interest expense decreased $4 million for the three month period ended September 30, 2010 compared to the same period in 2009 due to lower average debt levels, partially offset by higher interest rates. For the nine months ended September 30, 2010, interest expense decreased $11 million compared to the same period in 2009 due to a one time interest charge recognized in 2009 related to a foreign operating tax settlement and lower average debt levels, partially offset by higher effective interest rates.

Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2010 was a benefit of 9.6% and 4.0%, respectively, compared to a benefit of 15.6% and 25.2% in the same periods in 2009, respectively. For the three months ended September 30, 2010, changes in the effective tax rate compared to the same period in 2009 include unfavorable impacts related to the non-deductibility of the settlement with the U.S. Department of Justice and audit settlements, partially offset by an increase in tax credits. For the nine months ended September 30, 2010, the change in the effective tax rate compared to the same period in 2009 is primarily due to higher earnings and related tax expense. For additional information about income taxes see Note 9 to the Consolidated Condensed Financial Statements.

Net Earnings Available to Whirlpool Common Stockholders

Net earnings available to Whirlpool common stockholders for the three months ended September 30, 2010 were $79 million or $1.02 per diluted share, compared to $87 million, or $1.15 per diluted share in 2009 due to the factors described above. Net earnings available to Whirlpool common stockholders for the nine months ended September 30, 2010 were $448 million or $5.79 per diluted share, compared to $233 million, or $3.10 per diluted share in 2009 due to the factors described above.

UPDATE: FORWARD-LOOKING PERSPECTIVE

We are updating our guidance as a result of plea agreements entered into by Embraco North America, Inc., an indirect subsidiary of Whirlpool’s compressor business headquartered in Brazil, we incurred charges of $93 million, or approximately $1.20 per diluted share, during the third quarter of 2010. Including this expense, we now expect to report net earnings of $7.80 to $8.30 per diluted share compared with our previous outlook of $9.00 to $9.50 per diluted share.

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

As of September 30, 2010, there was no balance outstanding under our credit facility and we are in compliance with the financial covenants for all periods presented.

Pension and Postretirement Benefit Plans

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March and June

2010 quarters, we recognized curtailment gains of $29 million and $33 million, respectively. The announcement also triggered a curtailment loss of $6.6 million within our pension plan for Evansville hourly employees, which was recognized during the September 2009 quarter. The curtailment gains and loss were recognized in our Consolidated Condensed Statement of Income as a component of cost of products sold with an offset in our Consolidated Condensed Balance Sheet to other comprehensive income, net of tax.

On February 9, 2009, we announced the indefinite suspension of the annual credit to retirement health savings accounts for the majority of active participants. The result of the suspension was a curtailment gain of $89 million.

Our funding policy is to contribute to our U.S. pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, which for 2011 is estimated to be approximately $200 million. Additionally, we may contribute discretionary amounts incremental to the minimum funding required.

For additional information about pension and postretirement benefit plans, see Note 10 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash

We expect to meet our cash needs for 2010 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $901 million at September 30, 2010 compared to $725 million at September 30, 2009.

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2010 totaled $377 million, a decrease of $275 million compared to 2009. The decrease in cash provided by operations was due primarily to higher inventory balances resulting from higher production related to the fourth quarter selling season, certain product transitions and lower than expected industry demand, partially offset by higher accounts payable balances due to increased production and improved terms in 2010, higher cash earnings, a U.S. income tax refund and higher collections on accounts receivable due to improved customer terms.

Cash Flows from Investing Activities

Cash used in investing activities during the nine months ended September 30, 2010 totaled $423 million compared to $294 million in 2009. The increase in cash used in investing activities was primarily due to lower proceeds from the sale of assets, higher capital spending and the acquisition of a brand within our European segment during 2010.

Cash Flows from Financing Activities

Cash used in financing activities during the nine months ended September 30, 2010 totaled $431 million compared to cash provided by financing activities of $184 million in 2009. During 2009 we received $863 million in proceeds from the issuance of long-term debt and repaid $546 million of short and long-term debt. During 2010, we repaid $380 million of short and long-term debt and received $72 million from the exercise of stock options.

OTHER MATTERS

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2009, Embraco sales represented approximately 7% of our global net sales.

In February 2009, competition authorities in Brazil, the United States and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the United States Department of Justice (the “DOJ”) requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded as other expense in 2009.

In September 2010, the DOJ and Embraco entered into a plea agreement related to the investigation. The plea agreement remains subject to the approval of the United States District Court for the Eastern District of Michigan, which is expected to consider the matter during the fourth quarter of 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated U.S. antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. Assuming the court approves the plea agreement, Embraco will pay the fine in six annual installments, with the first payment expected to be made in the first quarter of 2011. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010.

In October 2010, the Director of Public Prosecutions of Canada (the “DPP”) and Embraco entered into a plea agreement, which has been submitted for court approval, related to the investigation. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated Canadian antitrust law with respect to the sale of certain compressors in Canada during 2005 and (2) agreed to pay a fine totaling approximately $1.5 million to the Canadian government. Under the plea agreement, DPP agreed not to bring further charges against Embraco or any related entities for any conspiracy involving pricing of the relevant products during the investigation period. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010.

Since the government investigations became public in February 2009, we have been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan. We continue to cooperate with ongoing government investigations in other jurisdictions, to defend the related antitrust lawsuits, and to take other actions to minimize our potential exposure.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted with certainty. An accrual has been established only where we have determined that a loss is probable and the amount of loss can be reasonably estimated. As of September 30, 2010, we have accrued, in the aggregate, charges of approximately $202 million related to these matters. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

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

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to loan documentation entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in December 2005. The Superior Court dismissed our counterclaim in 2007. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $167 million), plus judicial adjustments, which could be significant. We have appealed this decision. Based on our outside counsel’s assessment of the case, we increased the amount previously accrued for our estimated exposure for this litigation by 95 million reais (approximately $53 million) in the June 2010 quarter. However, the amount of the final award, if any, may be materially different than the amount we have accrued.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

October 27, 2010