Form 10-K
period 2010-12-31
WHIRLPOOL CORP /DE/
filed 2011-02-14
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                          Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                              Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                          Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                Yes  ☐ No ☒

The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,470,140,743.

On February 7, 2011, the registrant had 76,041,915 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2011 annual meeting of stockholders (the “Proxy Statement”)	Part III

WHIRLPOOL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2010

PART I

ITEM 1.	BUSINESS.

Whirlpool Corporation, the world’s leading manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 12 countries under 13 principal brand names and markets products in nearly every country around the world. Whirlpool’s geographic segments consist of North America, Latin America, Europe and Asia. As of December 31, 2010, Whirlpool had approximately 71,000 employees.

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

The following table provides the total net sales for each class of products which accounted for 10% or more of our consolidated net sales over the last three years:

Millions of dollars	2010		2009		2008
Laundry Appliances	$5,435	30%	$5,345	31%	$5,760	30%
Refrigerators and Freezers	5,616	31%	5,200	30%	5,825	31%
Cooking Appliances	3,025	16%	2,809	17%	3,128	17%
Other	4,290	23%	3,745	22%	4,194	22%

Net Sales	$18,366	100%	$17,099	100%	$18,907	100%

In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products primarily under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Roper, Estate, Admiral and Gladiator brand names primarily to retailers, distributors and builders. In Canada, we market and distribute major home appliances primarily under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Amana, Roper, Estate and KitchenAid brand names. In Mexico, we market and distribute major home appliances primarily under the Whirlpool, Maytag, Acros, KitchenAid and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names.

Whirlpool is a major supplier of a wide range of home appliances to Lowe’s. Lowe’s is a major outlet for our Whirlpool, Maytag, KitchenAid, Roper and Gladiator brand products. Sales activity with Lowe’s represented 10%, 9% and 8% of our consolidated net sales in 2010, 2009 and 2008, respectively.

In Latin America, we market and distribute our major home appliances primarily under the Consul, Brastemp, Whirlpool, KitchenAid, Maytag and Eslabón de Lujo brand names. We manage appliance sales and distribution in Brazil, Argentina, Chile and Peru through our Brazilian subsidiary, and in Bolivia, Paraguay and Uruguay through our distributors. We manage appliance sales and distribution in the Caribbean, Central American countries, Venezuela, Colombia, Guatemala and Ecuador through our Brazilian subsidiary and through distributors.

In Europe, we market and distribute our major home appliances primarily under the Whirlpool, Bauknecht, Ignis, Maytag, Laden, Polar and Privileg brand names, and major and portable appliances under the KitchenAid brand name. In addition to our extensive operations in Western Europe, we have sales subsidiaries in Russia, Ukraine, Hungary, Poland, the Czech Republic, Slovakia, Greece, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco and Turkey, with representative offices in Kazakhstan, Slovenia, Serbia and Montenegro. We market and distribute a full line of products under the Whirlpool, KIC and Ignis brand names in South Africa. Our European operations also market and distribute products under the Whirlpool, Bauknecht and Ignis brand names to distributors and dealers in Africa and the Middle East.

In Asia, we have organized the marketing and distribution of our major home appliances into five operating groups: (1) China, which includes mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal and Pakistan; (4) Oceania, which includes Australia, New Zealand and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea and Japan. We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana and Jenn-Air brand names through a combination of direct sales to appliance retailers and chain stores and full-service distributors to a large network of retail stores.

Competition

Competition in the home appliance industry is intense. In addition to our traditional competitors Electrolux, General Electric and Kenmore, there are expanding foreign competitors such as LG, Bosch Siemens, Samsung and Haier. Moreover, the United States customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive prices, products and services. In most major markets throughout the world, 2010 was a challenging year with continued high costs of metals and oil-based materials. Competition in our markets is based upon a wide variety of factors, including selling price, product features and design, performance, innovation, energy efficiency, quality, cost, distribution and financial incentives. These financial incentives include cooperative advertising, co-marketing funds, salesperson incentives, volume rebates, and terms. We believe that we can best compete in the current environment by focusing on research and development including introducing new innovative products, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.

Raw Materials and Purchased Components

We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. While we experienced cost pressure during 2010 in metals and oil-based materials, in some cases, driven by supply constraints that required the qualification and use of alternate materials at premium cost, we believe such raw materials and components will be available in adequate quantities to meet anticipated future production schedules.

Trademarks, Licenses and Patents

We consider the trademarks, licenses and patents we own in the aggregate to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, Jenn-Air, KitchenAid, Amana, Estate, Roper, Admiral and Acros. The most important trademarks to Europe are Whirlpool, Bauknecht and Ignis. In Latin America, the most important trademarks are Consul, Brastemp and Whirlpool. The most important trademark to Asia is Whirlpool. We receive royalties from licensing our trademarks to third parties to sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, Jenn-Air, Admiral and Amana brand names. We continually apply for and obtain United States and foreign patents. The primary purpose in obtaining patents is to protect our designs and technologies.

Research and Development

Expenditures for research and development relating to new and innovative products and the improvement of existing products were approximately $516 million, $489 million and $463 million in 2010, 2009 and 2008, respectively.

Protection of the Environment

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

We believe that we are in compliance in all material respects with all presently applicable federal, state, local, and other governmental provisions relating to environmental protection in the countries that we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position. Capital expenditures and expenses for manufacturing operations directly attributable to compliance with these environmental provisions worldwide were approximately $31 million, $29 million and $31 million in 2010, 2009 and 2008, respectively. We estimate that in 2011, environmental capital expenditures and expenses for manufacturing operations will be approximately $34 million. Capital expenditures and expenses for product related environmental activities were not material in any of the past three years and are not expected to be material in 2011.

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

Maytag Acquisition

On March 31, 2006, we completed our acquisition of Maytag. The aggregate purchase price for Maytag was approximately $1.9 billion, including approximately $848 million of cash and approximately 9.7 million shares of Whirlpool common stock. Maytag had consolidated net sales for 2005 of approximately $4.9 billion. With the acquisition, Whirlpool added an array of home appliance brands including Maytag, Jenn-Air, Amana and Admiral. We have realized cost savings from all areas across the value chain including product manufacturing and marketing, global procurement, logistics, infrastructure and support areas, product research and development, and asset utilization. In 2007, we completed the sale of all Maytag adjacent businesses which were not part of the core appliance business.

Other Information

For information about the challenges and risks associated with our foreign operations, see “Risks Relating to Our Business” under Item 1A below.

For certain other financial information concerning our business segments and foreign and domestic operations, see Note 13 to the Consolidated Financial Statements.

For information on our global restructuring plans, and the impact of these plans on our operating segments, see Notes 10 and 13 to the Consolidated Financial Statements.

For information on product recalls, see Note 6 to the Consolidated Financial Statements.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers on February 9, 2011, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age

Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	53

Michael A. Todman	Director and President, Whirlpool International	2001	53

Marc R. Bitzer	President, Whirlpool North America	2006	46

Bracken Darrell	Executive Vice President and President, Whirlpool Europe	2009	48

Jose A. Drummond	Executive Vice President and President, Whirlpool Latin America	2008	46

David T. Szczupak	Executive Vice President, Global Product Organization	2008	55

Roy W. Templin	Executive Vice President and Chief Financial Officer	2004	50

Each of the executive officers named above was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2011 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Szczupak and Mr. Darrell. Prior to joining Whirlpool in July of 2008, Mr. Szczupak for the previous two years served as Chief Operating Officer of Dura Automotive Systems, Inc., and before joining Dura in 2006, worked for Ford Motor Company for 22 years in various leadership roles. Mr. Darrell, prior to joining Whirlpool in September 2008, for the previous six years held various executive positions with The Procter & Gamble Company, the most recent being President of Braun, a Procter & Gamble division.

Available Information

Financial results and investor information (including Whirlpool’s Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool’s website: www.whirlpoolcorp.com — click on “Investors” and then click on “SEC Filings.” Copies of our Form 10-K, 10-Q, and 8-K reports and amendments, if any, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS.

This report contains statements referring to Whirlpool that are not historical facts and are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, a merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

Risks Relating to Our Business

We face intense competition in the home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our operating segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as Electrolux, LG, Samsung, Bosch Siemens and General Electric are large, well-established companies that rank among the Global Fortune 150 and have demonstrated a commitment to success in the global market. Moreover, the United States customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive prices, products and services. Competition in the global appliance market is based on a number of factors including selling price, product features and design, performance, innovation, energy efficiency, quality, cost, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates and terms. In the past, our competitors, especially global competitors with low-cost sources of supply and/or highly protected home markets outside the United States, have aggressively priced their products and/or introduced new products to increase market share. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.

The loss of or substantial decline in sales to any of our key trade customers, which include Lowe’s, Sears, Home Depot, Casas Bahia, Ikea, major buying groups, and builders, could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers’ ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their requirements, our volume growth and financial results could be negatively affected. The loss of, or substantial decline in volume of, sales to Lowe’s, Sears, Home Depot, Casas Bahia, Ikea, major buying groups or builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy, by these trade customers could have a material adverse effect on our liquidity, financial position and results of operations.

Changes in economic conditions could adversely affect demand for our products. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer confidence and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, and foreign currency exchange rates, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, and higher tax rates adversely affect demand. A decline in economic activity and conditions in the United States, Brazil and the other markets in which we operate could adversely affect our financial condition and results of operations.

Product liability or product recall costs could adversely affect our business and financial performance. We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property. In the event that any of our products prove to be defective, we may need to recall and/or redesign such products. In addition, any claim or product recall that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our business, financial condition, or results of operations. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. We may also be involved in certain class action and other litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

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

Unfavorable results of legal proceedings could materially adversely affect our business and financial condition and performance. We are subject to a variety of litigation and legal compliance risks, including litigation concerning product defects, intellectual property rights, taxes, environmental matters, commercial matters and compliance with competition laws and sales and trading practices. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. We estimate loss contingencies and establish reserves as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Government regulators in various jurisdictions are currently investigating alleged pricing practices in the global compressor industry, including our Embraco compressor business headquartered in Brazil. In addition, we have been named as a defendant in numerous related class action lawsuits in various jurisdictions, which seek damages in connection with the pricing of compressors, and additional lawsuits may be filed. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.

Foreign currency fluctuations may affect our financial performance. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. We use currency forwards and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. Finally, the amount of legal contingencies related to foreign operations may fluctuate significantly based upon changes in the exchange rates and usually cannot be managed with currency forwards, options or other arrangements. Such fluctuations in exchange rates can significantly increase or decrease the amount of any legal contingency related to our foreign operations and make it difficult to assess and manage the potential exposure.

Risks associated with our international operations may decrease our revenues and increase our costs. For the year ended December 31, 2010, we derived approximately 47% of our net sales from outside of North America (which includes Canada and Mexico), including 25% in Latin America, 17% in Europe and 5% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

•	changes in foreign country regulatory requirements;
•	various import/export restrictions and the availability of required import/export licenses;
•	imposition of foreign tariffs and other trade barriers;
•	political, legal, and economic instability and uncertainty;
•	foreign currency exchange rate fluctuations;
•	changes in foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations of tax laws;
•	inflation;
•	work stoppages and disruptions in the shipping of imported and exported products;
•	government price controls;
•	extended payment terms and the inability to collect accounts receivable; and
•	the inability to repatriate cash.

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

We face inventory and other asset risk. We record a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value. We also review our long-lived and intangible assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair market value. Although we believe our inventory and other asset related provisions are currently adequate, no assurance can be given that, given the unpredictable pace of product obsolescence and business conditions, we will not incur additional inventory or asset related charges. Such charges could materially adversely affect our financial condition and operating results.

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our profits. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Material cost inflation is expected to be approximately $250 million to $300 million in 2011, largely driven by increases in base metals, such as copper, aluminum, zinc and nickel, as well as component parts and steel. Continued significant increases in these and other costs in the future could materially affect our profits.

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

As of December 31, 2010, our projected benefit obligations under our pension plans and postretirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $2,205 million ($1,534 million of which was attributable to pension plans and $671 million of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health care benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.

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

A deterioration in labor relations could adversely impact our global business. As of December 31, 2010, we had approximately 71,000 employees. Of those employees, various labor unions with separate collective bargaining agreements represent approximately 60%. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may be subject to employee work stoppages that, if such events were to occur, may have a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew collective bargaining agreements on the same or similar terms, or at all, which may also have a material adverse effect on our business, financial condition, or results of operations.

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

Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2010, our principal manufacturing operations were carried on at 35 locations in 12 countries worldwide. We occupied a total of approximately 70 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 35 million square feet of such space is occupied under lease. Whirlpool properties include facilities which, in the opinion of management, are suitable and adequate for the manufacture and distribution of Whirlpool’s products. The company’s major production sites by operating segment are as follows:

North America:
United States:	Fort Smith, Arkansas; Amana, Iowa; Tulsa, Oklahoma
Greenville, Clyde, Findlay, Marion and Ottawa, Ohio;
Cleveland, Tennessee
Mexico:	Celaya; Monterrey; Ramos Arizpe

Latin America:
Brazil:	Itaiopolis; Joinville; Manaus; Rio Claro
China:	Beijing
Italy:	Riva di Chieri
Slovakia:	Spisska Nova Ves

Europe:
Germany:	Neunkirchen; Schorndorf
France:	Amiens
Italy:	Trento; Cassinetta; Siena; Naples
Poland:	Wroclaw
Slovakia:	Poprad
Sweden:	Norrkoping
South Africa:	Isithebe

Asia:
China:	ChangXing (Joint Venture); Shunde
India:	Faridabad; Pune; Pondicherry

ITEM 3.	LEGAL PROCEEDINGS.

Information regarding legal proceedings can be found in Note 6 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 7, 2011, the number of holders of record of Whirlpool common stock was approximately 14,020.

Quarterly market and dividend information can be found in Note 14 to the Consolidated Financial Statements.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. There were no repurchases during 2009 or 2010. At December 31, 2010, there were $350 million remaining authorized under this program.

ITEM 6.	SELECTED FINANCIAL DATA.

See “Five Year Selected Financial Data” in the Financial Supplement to this report.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See “Management’s Discussion and Analysis” in the Financial Supplement to this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk” in “Management’s Discussion and Analysis” in the Financial Supplement to this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Whirlpool’s Consolidated Financial Statements are included in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for 2010 and 2009 can be found in Note 14 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of its internal control over financial reporting as part of this report. Management’s report is included in the Consolidated Financial Statements contained in the Financial Supplement to this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in the Consolidated Financial Statements contained in the Financial Supplement to this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There were no changes in our internal control over financial reporting that occurred during the December 2010 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the December 2010 quarter that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is included in ITEM 1 of PART I of this report.

Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance can be found under the captions “Directors and Nominees for Election as Directors,” “Board of Directors and Corporate Governance Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which is incorporated herein by reference.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 1, 2010, which is the date of our last proxy statement.

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

Information regarding compensation of our executive officers and directors can be found under the captions “Nonemployee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Human Resources Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Human Resources Committee Report” in the Proxy Statement, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of any person that we know to beneficially own more than 5% of Whirlpool stock and by each Whirlpool director, each Whirlpool named executive officer, and all directors and executive officers as a group, can be found under the captions “Security Ownership” and “Beneficial Ownership” in the Proxy Statement, which is incorporated herein by reference. Information relating to securities authorized under equity compensation plans can be found under the caption “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions (if any) and the independence of Whirlpool’s directors, can be found under the caption “Related Person Transactions” and “Board of Directors and Corporate Governance—Director Independence” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTING FEES AND SERVICES.

Information regarding our auditors and the Audit Committee’s pre-approval policies can be found under the caption “Matters Relating to Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

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

(b) The exhibits listed in the “Exhibit Index” attached to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)

By:	/S/ ROY W. TEMPLIN	February 14, 2011
Roy W. Templin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
/S/ JEFF M. FETTIG Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ MICHAEL A. TODMAN Michael A. Todman	Director and President, Whirlpool International

/S/ ROY W. TEMPLIN Roy W. Templin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ LARRY M. VENTURELLI Larry M. Venturelli	Senior Vice President, Corporate Controller and Chief Financial Officer, Whirlpool International (Principal Accounting Officer)

SAMUEL R. ALLEN* Samuel R. Allen	Director

HERMAN CAIN* Herman Cain	Director

GARY T. DICAMILLO* Gary T. DiCamillo	Director

KATHLEEN J. HEMPEL* Kathleen J. Hempel	Director

MICHAEL F. JOHNSTON* Michael F. Johnston	Director

WILLIAM T. KERR* William T. Kerr	Director

Signature	Title

JOHN D. LIU* John D. Liu	Director

MILES L. MARSH* Miles L. Marsh	Director

WILLIAM D. PEREZ * William D. Perez	Director

PAUL G. STERN* Paul G. Stern	Director

JANICE D. STONEY* Janice D. Stoney	Director

MICHAEL D. WHITE* Michael D. White	Director

*By:	/S/ DANIEL F. HOPP	Attorney-in-Fact	February 14, 2011
Daniel F. Hopp

WHIRLPOOL CORPORATION

Financial Supplement to

2010 Annual Report on Form 10-K

and 2011 Proxy Statement

FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2010	2009	2008	2007	2006
CONSOLIDATED OPERATIONS
Net sales	$18,366	$17,099	$18,907	$19,408	$18,080
Restructuring costs	74	126	149	61	55
Depreciation and amortization(1)	555	525	597	593	550
Operating profit	1,008	688	549	1,063	823
Earnings from continuing operations before income taxes and other items	586	294	246	804	619
Earnings from continuing operations before noncontrolling interest	650	354	447	669	494
Loss from discontinued operations(2)	—	—	—	(7)	(53)
Net earnings available to Whirlpool	619	328	418	640	433
Capital expenditures	593	541	547	536	576
Dividends	132	128	128	134	130

CONSOLIDATED FINANCIAL POSITION
Current assets	$7,315	$7,025	$6,044	$6,555	$6,517
Current liabilities	6,149	5,941	5,563	5,893	6,043
Accounts receivable, inventories and accounts payable, net	1,410	1,389	1,889	2,009	2,079
Property, net	3,134	3,117	2,985	3,212	3,157
Total assets	15,584	15,094	13,532	14,009	13,759
Long-term debt	2,195	2,502	2,002	1,668	1,798
Whirlpool stockholders’ equity	4,226	3,664	3,006	3,911	3,283

PER SHARE DATA
Basic net earnings from continuing operations	$8.12	$4.39	$5.57	$8.24	$6.47
Diluted net earnings from continuing operations	7.97	4.34	5.50	8.10	6.35
Diluted net earnings	7.97	4.34	5.50	8.01	5.67
Dividends	1.72	1.72	1.72	1.72	1.72
Book value(3)	54.48	48.48	39.54	48.96	42.93
Closing Stock Price—NYSE	88.83	80.66	41.35	81.63	83.02

KEY RATIOS
Operating profit margin	5.5%	4.0%	2.9%	5.5%	4.6%
Pre-tax margin(4)	3.2%	1.7%	1.3%	4.1%	3.4%
Net margin(5)	3.4%	1.9%	2.2%	3.3%	2.7%
Return on average Whirlpool stockholders’ equity(6)	15.7%	9.8%	10.7%	18.1%	15.7%
Return on average total assets(7)	4.0%	2.3%	3.0%	4.6%	3.9%
Current assets to current liabilities	1.2	1.2	1.1	1.1	1.1
Total debt as a percent of invested capital(8)	36.7%	43.6%	46.0%	34.5%	41.2%
Price earnings ratio	11.2	18.6	7.5	10.2	14.6

OTHER DATA
Common shares outstanding (in thousands):
Average number—on a diluted basis	77,628	75,584	76,019	79,880	76,471
Year-end common shares outstanding	76,030	74,704	73,536	75,835	78,484
Year-end number of stockholders	14,080	14,930	14,515	15,011	15,311
Year-end number of employees	70,758	66,884	69,612	73,682	73,416
Five-year annualized total return to stockholders(9)	3.8%	5.8%	(8.5)%	11.8%	4.9%

(1)	Depreciation method changed prospectively from a straight-line method to a modified units of production method in 2009. See Notes 1 and 13 of the Notes to the Consolidated Financial Statements for additional information related to our depreciation method change.
(2)	Our earnings from continuing operations exclude certain dispositions adjacent to the Maytag acquisition.
(3)	Total Whirlpool stockholders’ equity divided by total outstanding shares.
(4)	Earnings from continuing operations before income taxes and other items, as a percent of net sales.
(5)	Net earnings available to Whirlpool, as a percent of net sales.
(6)	Net earnings (loss), divided by average Whirlpool stockholders’ equity.
(7)	Net earnings (loss), divided by average total assets.
(8)	Debt divided by debt, Whirlpool stockholders’ equity and noncontrolling interests.
(9)	Stock appreciation plus reinvested dividends, divided by share price at the beginning of the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Management Discussion and Analysis should be read in connection with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data included in this Form 10-K. Certain references to particular information in the Notes to the Consolidated Financial Statements are made to assist readers.

ABOUT WHIRLPOOL

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues over $18 billion and net earnings available to Whirlpool of $619 million in 2010. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, Europe, and Asia. Our customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The charts below summarize the balance of net sales by reportable segment for 2010, 2009 and 2008, respectively:

We monitor country-specific economic factors such as gross domestic product, unemployment, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.

Our leading portfolio of brands includes: Whirlpool, Maytag, KitchenAid, Brastemp and Consul, each of which have annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and where appropriate, make strategic acquisitions and investments.

In addition, as we grow revenues from our core products, our strategy is to extend our core business by offering products or services that are dependent on and related to our core business and expand beyond the core into adjacent products through stand-alone businesses that leverage our core competencies and core business infrastructure.

FACTORS AFFECTING COMPARABILITY

In 2009, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to the modified units of production depreciation method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. See Notes 1 and 13 of the Notes to the Consolidated Financial Statements for additional information regarding the impact on comparability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

2010 OVERVIEW

Whirlpool and the appliance industry as a whole faced significant macroeconomic challenges across much of the world in 2010. We experienced strong signs of global economic recovery during the first six months of 2010 with higher than expected demand complemented by stable currencies, input costs and appliance pricing. However, during the second half of 2010 we experienced a significant slowing in sales growth, especially in North America, increased material costs and competitive global pricing pressure. Despite these challenging market conditions, we experienced volume increases in all geographic regions compared to 2009, especially in our Latin America region where unit volumes increased more than 16% compared to 2009, and our Asia region where unit volumes increased more than 22% compared to 2009.

Competition in the home appliance industry remained intense in all global markets we serve. In addition to our traditional competitors Electrolux, General Electric, and Kenmore in North America, the emerging global competitors: LG, Bosch Siemens, Samsung and Haier, have contributed to an increasingly competitive pricing environment. We believe that our productivity and cost controls and new innovative product introductions will enhance our ability to respond to these competitive conditions.

Despite these challenging business conditions, Whirlpool’s ongoing focus on cost reductions, productivity and innovative new product launches continues to enable Whirlpool to adapt to changes in the macroeconomic environment. We experienced branded share growth in most markets we serve fueled by our consumer-relevant innovations and our key new product launches, which continue to be well-received by consumers. Consolidated net sales increased 7.4% compared to 2009 and our consolidated gross margin increased to 14.8% of net sales, an improvement of 0.8 points compared to 2009.

During the year, Whirlpool remained focused on cost reduction and productivity initiatives to offset higher material costs and on continuing to bring consumer relevant innovation to reduce the impact of the unfavorable price/mix environment.

RESULTS OF OPERATIONS

In 2010, consolidated net sales were over $18 billion and consolidated net earnings available to Whirlpool were $619 million, or $7.97 per diluted share, increasing from $328 million or $4.34 per diluted share in 2009. These results include record levels of cost productivity and favorable foreign currency which more than offset unfavorable product price/mix and higher material and oil-related costs. In addition, net earnings in 2010 includes the benefit of $225 million of BEFIEX credits recognized, compared to $69 million in 2009, and the benefit of $225 million of energy tax credits generated in the United States from the production of certain energy efficient appliances, compared to $113 million in 2009. The increase of BEFIEX credits recognized in 2010 was the result of the expiration of a sales tax holiday declared in 2009 by the Brazilian government on certain appliances in our Latin America region. During this holiday, we monetized reduced amounts of BEFIEX credits because our BEFIEX credits are monetized through the offset of sales taxes due. The sales tax holiday expired on January 31, 2010.

In 2010, several significant items also affected earnings including $93 million in antitrust settlements, compared to $56 million in 2009, a total of $78 million in product recall charges, compared to $35 million in 2009, a $53 million charge related to a Brazilian collection dispute compared to $46 million in 2009, and $62 million in curtailment gains related to a retiree healthcare plan, compared to $89 million in 2009. Global industry sales growth slowed significantly in the second half compared to the first half of the year. The overall price/mix environment became unfavorable, particularly in North America where we took pricing actions to match some aggressive competitive pricing pressure. Also, material and oil-related cost increases escalated during the second half of the year. We have recently announced price increases in many markets to address the material and oil-related cost increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Consolidated Net Sales

The table below summarizes units sold and consolidated net sales by region:

In thousands	2010	Change	2009	Change		2008
Units Sold
North America	26,095	5.9%	24,631	(9.5	) %	27,210
Latin America	11,661	16.1	10,047	14.5		8,777
Europe	12,351	4.7	11,798	(11.7)		13,365
Asia	3,996	22.4	3,264	20.8		2,703
Other/Eliminations	—	—	—	—		(1)

Consolidated	54,103	8.8	49,740	(4.4)		52,054

Millions of dollars	2010	Change	2009	Change		2008
Consolidated Net Sales
North America	$9,784	2.0%	$9,592	(11.0	) %	$10,781
Latin America	4,694	26.7	3,705	—		3,704
Europe	3,227	(3.3)	3,338	(16.9)		4,016
Asia	855	30.6	654	10.3		593
Other/Eliminations	(194)	—	(190)	—		(187)

Consolidated	$18,366	7.4	$17,099	(9.6)		$18,907

Consolidated net sales increased 7.4% compared to 2009 primarily due to higher unit shipments, higher BEFIEX credits recognized and the favorable impact of foreign currency partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 5.3% compared to 2009. Consolidated net sales for 2009 decreased 9.6% compared to 2008 primarily due to lower unit shipments and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, consolidated net sales for 2009 decreased 5.8% compared to 2008.

Significant regional trends were as follows:

•

North America net sales increased 2.0% compared to 2009 primarily due to a 5.9% increase in units sold. The increase in units sold was driven by strong industry growth in the first half which slowed significantly in the second half primarily in the United States. In addition, net sales were negatively impacted by unfavorable product price/mix, including pricing actions during the second half of 2010 taken to match aggressive competitive pricing pressure, partially offset by the favorable impact of foreign currency. Excluding the impact of foreign currency, North America net sales increased 0.7% in 2010. North America net sales for 2009 decreased 11.0% compared to 2008 primarily due to a 9.5% decrease in units sold. The decline in units sold was due to decreased industry demand resulting from continued weak economies in the United States, Mexico and Canada in 2009. Additionally, net sales was negatively impacted by the unfavorable impact of foreign currency, which was partially offset by favorable product price/mix. Excluding the impact of foreign currency, North America net sales for 2009 decreased 9.4% compared to 2008.

•

Latin America net sales increased 26.7% compared to 2009 primarily due to a 16.1% increase in units sold. The increase in units sold was driven by strong industry growth in the first half which moderated somewhat in the second half of the year. In addition, net sales increased due to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

favorable impact of foreign currency and higher BEFIEX credits recognized, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency and higher BEFIEX credits, Latin America net sales increased 13.7% in 2010. Latin America net sales for 2009 were unchanged compared to 2008 as the unfavorable impact of foreign currency and lower BEFIEX credits recognized were fully offset by a 14.5% increase in units sold. The increase in units sold in 2009 was a result of favorable economic conditions and a sales tax holiday in Brazil. The sales tax holiday was the primary driver of the reduction of BEFIEX credits recognized. This sales tax holiday was declared by the Brazilian government on certain appliances beginning in the second quarter and extended through the remainder of 2009. During this holiday, we monetized reduced amounts of BEFIEX credits because our BEFIEX credits are monetized through the offset of sales taxes due. The sales tax holiday expired January 31, 2010. Excluding the impact of foreign currency, Latin America net sales for 2009 increased 7.1% compared to 2008.

We monetized $225 million, $69 million and $168 million of BEFIEX credits during 2010, 2009 and 2008, respectively. We expect to continue recognizing credits as they are monetized. At December 31, 2010, $540 million of these export credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for additional information.

•

Europe net sales decreased 3.3% compared to 2009, primarily due to the unfavorable impact of foreign currency and unfavorable product price/mix driven by an increasingly competitive pricing environment, partially offset by a 4.7% increase in units sold due to higher industry demand which accelerated during the second half of 2010. Excluding the impact of foreign currency, Europe net sales increased 0.7%. Europe net sales for 2009 decreased 16.9% compared to 2008, primarily due to an 11.7% decrease in units sold due to lower appliance industry demand and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, Europe net sales for 2009 decreased 11.2% compared to 2008.

•

Asia net sales increased 30.6%, led by results in India and China, compared to 2009 primarily due to a 22.4% increase in units sold. Excluding the impact of foreign currency, Asia net sales increased 23.8%. Asia net sales for 2009 increased 10.3% compared to 2008 primarily due to a 20.8% increase in units sold partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, Asia net sales for 2009 increased 18.4% compared to 2008.

Gross Margin

The consolidated gross margin percentage increased 0.8 points to 14.8% compared to 2009, primarily due to cost reduction initiatives, productivity improvements and higher BEFIEX credits recognized, partially offset by unfavorable product price/mix and material cost increases.

The table below summarizes gross margin percentages by region:

	2010		Change		2009		Change		2008
North America	11.8	%	(1.1)	pts	12.9	%	2.9	pts	10.0	%
Latin America	21.2		4.0		17.2		(4.0)		21.2
Europe	13.1		1.6		11.5		(2.5)		14.0
Asia	17.2		(2.1)		19.3		1.1		18.2
Consolidated	14.8		0.8		14.0		0.7		13.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Significant regional trends were as follows:

•

North America gross margin decreased compared to 2009 primarily due to unfavorable product price/mix, higher material costs, $43 million in higher product recall charges, a $45 million variance in LIFO adjustments from a $41 million reduction in 2009 due to productivity driven cost deflation to a $4 million increase in 2010 due to cost inflation, and $18 million lower postretirement curtailment gain, partially offset by continued cost reductions, improved productivity and higher volumes. North America gross margin for 2009 increased compared to 2008 primarily due to continued cost reductions and improved productivity, product price/mix and a postretirement curtailment gain totaling $80 million. Additionally, gross margin for 2009 was positively impacted by a $41 million reduction in LIFO reserves resulting from productivity driven cost deflation. These gross margin improvements were partially offset by the unfavorable impacts of lower volumes, foreign currency and $35 million in charges associated with a product recall. See Notes 4, 6 and 12 of the Notes to the Consolidated Financial Statements for additional information related to LIFO, product recalls and the postretirement curtailment gains, respectively.

•

Latin America gross margin increased compared to 2009 primarily due to $156 million higher BEFIEX credits recognized, cost reductions and improved productivity, partially offset by unfavorable product price/mix. Latin America gross margin for 2009 decreased compared to 2008 primarily due to lower BEFIEX credits recognized, higher material and oil-related costs, lower product price/mix and an operating tax settlement, offset by improved productivity and $11 million of credits related to refundable energy surcharges. See Note 6 of the Notes to the Consolidated Financial Statements for additional information related to the operating tax settlement.

•

Europe gross margin increased compared to 2009 primarily due to cost reductions and improved productivity, partially offset by unfavorable product price/mix. Europe gross margin for 2009 decreased compared to 2008 primarily due to lower volumes, the unfavorable impact of foreign currency, asset sale gains and insurance proceeds totaling $14 million recognized in 2008. These decreases were partially offset by cost reductions and productivity initiatives and lower material and oil-related costs.

•

Asia gross margin decreased compared to 2009 primarily due to higher material and oil-related costs and unfavorable product price/mix, partially offset by the favorable impact of foreign currency. Asia gross margin for 2009 increased compared to 2008 primarily due to continued cost reductions and improved productivity and a $3 million asset sale gain, which were partially offset by unfavorable product price/mix.

Selling, General and Administrative

The table below summarizes selling, general and administrative expenses as a percentage of net sales by region:

Millions of dollars	2010	As a % of Net Sales		2009	As a % of Net Sales		2008	As a % of Net Sales
North America	$662	6.8	%	$653	6.8	%	$851	7.9	%
Latin America	329	7.0		275	7.4		306	8.3
Europe	320	9.9		362	10.8		414	10.3
Asia	114	13.3		97	14.8		98	16.5
Corporate/Other	179	—		157	—		129	—

Consolidated	$1,604	8.7	%	$1,544	9.0	%	$1,798	9.5	%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Selling, general and administrative expenses as a percent of consolidated net sales decreased compared to 2009, primarily due to favorable leverage on increased net sales. Selling, general and administrative expenses increased approximately $54 million compared to 2009 in Latin America, primarily due to the unfavorable impact of foreign currency and higher infrastructure spending to support higher sales volumes. Selling, general and administrative expenses as a percent of consolidated net sales for 2009 decreased compared to 2008, primarily as a result of infrastructure cost reductions and lower brand investments.

Research and Development Costs

Research and development costs increased $27 million or 5.5% compared to 2009 to $516 million or 2.8% of consolidated net sales. In 2009, research and development costs increased $26 million or 5.6% compared to 2008 to $489 million or 2.8% of consolidated net sales. The increases in 2010 and 2009 were primarily due to increased product innovation spending.

Restructuring Costs

Restructuring initiatives resulted in charges of $74 million, $126 million and $149 million in 2010, 2009, and 2008, respectively, due to ongoing efforts to optimize our global operating platform. These charges consist primarily of charges to shift refrigeration and laundry capacity within North America and dishwasher capacity within Europe and reorganize the salaried workforce throughout Europe.

In 2008, management committed to a workforce reduction plan to reduce our employee base worldwide. In 2009 management announced changes to our North American manufacturing operations which resulted in the closure of a manufacturing facility in Evansville, Indiana in June 2010.

For additional information about restructuring initiatives and the costs by operating segment, see Notes 10 and 13 of the Notes to the Consolidated Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry expense increased $22 million compared to 2009 to $197 million, primarily due to higher charges relating to the compressor plea and settlement agreements of approximately $40 million, partially offset by the favorable impacts of foreign currency and higher interest income. In 2009, interest and sundry expense increased by $75 million compared to 2008 to $175 million. The increase in 2009 was primarily due to charges incurred for a Brazilian collection dispute and the compressor settlement agreement, partially offset by the favorable impacts of foreign currency. For additional information about legal matters, see Note 6 of the Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense increased $6 million compared to 2009 to $225 million, as 2009 benefited from an $8 million reduction in accrued interest as a result of an operating tax settlement. The current year also includes higher amortization of debt issuance costs, partially offset by a reduction in interest expense due to lower average debt levels and interest rates in 2010. In 2009, interest expense increased compared to 2008 primarily due to the combination of higher interest rates and higher average debt levels, partially offset by a reduction in accrued interest of $8 million as a result of entering into a special program in Brazil to settle tax liabilities.

Income Taxes

The effective income tax rate was a benefit of 10.9%, a benefit of 20.6% and a benefit of 81.7% in 2010, 2009 and 2008, respectively. The reduction in tax benefit from 2009 is primarily due to an increase in profitability, partially offset by higher energy tax credits generated in the United States in 2010 from the production of certain eligible energy efficient appliances and higher BEFIEX credits recognized in Brazil.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

The reduction in tax benefit from 2008 to 2009 was primarily due to an increase in profitability, changes in dispersion of global income and the unfavorable impact of audits and settlements in 2009. For additional information about our consolidated tax provision, see Note 11 of the Notes to the Consolidated Financial Statements.

Net Earnings Available to Whirlpool

Net earnings available to Whirlpool increased $291 million compared to 2009 to $619 million or $7.97 per diluted share. The increase was primarily due to cost reductions and improved productivity, $156 million higher BEFIEX credits recognized, higher energy tax credits and higher volumes, partially offset by unfavorable product price/mix and higher material and oil-related costs. Net earnings and diluted earnings per share available to Whirlpool for 2010, 2009 and 2008, respectively, were as follows:

Millions of dollars, except per share data	2010	2009	2008
Net earnings available to Whirlpool	$619	$328	$418
Diluted net earnings per share available to Whirlpool	7.97	4.34	5.50

FORWARD-LOOKING PERSPECTIVE

For 2011, we currently estimate earnings per diluted share to be in the range of $12.00 to $13.00, and free cash flow to be in the range of $400 million to $500 million. This outlook includes $200 million, or approximately $2.60 per diluted share, of BEFIEX credits and $300 million, or approximately $4.00 per diluted share, of United States energy tax credits, that we expect to earn during 2011. Our estimate of free cash flow includes contributions to our United States pension plans of approximately $300 million. The energy tax credits are not expected to be monetized during 2011. In North America we expect industry demand to increase 2-3% and in Latin America we expect industry demand to increase 5-10%. In Europe and Asia we expect industry demand to increase 2-4% and 6-8%, respectively. Inflation is expected to increase material costs by approximately $250 million to $300 million, largely driven by increases in component parts, steel and base metals, such as copper, aluminum, zinc and nickel. We expect to offset these higher costs with productivity improvements and new product introductions. Our innovation product pipeline continues to grow, consumer and trade response to our new product offerings has been positive and we continue to accelerate our global branded consumer products strategy of delivering relevant innovation to markets worldwide.

The table below reconciles projected 2011 cash provided by operations determined in accordance with generally accepted accounting principles in the United States (GAAP) to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations after capital expenditures and proceeds from the sale of assets/businesses.

These projections are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.

Millions of dollars	2011 Outlook
Cash provided by operating activities	$1,000	$1,100
Capital expenditures	(600)	(650)
Proceeds from sale of assets/businesses	—	50

Free cash flow	$400	$500

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning sales impacts our cash flows as we increase inventory to meet increased demand in the summer months.

We have experienced negative global economic trends in recent quarters. To succeed in this environment we have recently announced price increases and have aggressively taken steps to further reduce all areas of cost, production capacity and working capital. We believe that operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.

Our cash flow priorities for the business in the near term are focused on returning our credit ratings to pre-recession levels. During 2010, we paid down approximately $400 million in debt while funding our capital expenditures, pension and maintaining our dividend. Over the next 15 months, we have $650 million in debt maturities and expect to make a cash pension contribution of approximately $300 million. We may begin to look at addressing a portion of our maturities over the next 15 months as part of our normal capital structure review.

Overall, however, our cash flow and credit rating priorities remain unchanged from our previous priorities and we will continue to prioritize our cash flow accordingly.

Sources and Uses of Cash

We expect to meet our cash needs for 2011 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $1.4 billion at December 31, 2010 and 2009. The following table summarizes our cash flow:

Cash Flow Summary

Millions of dollars	2010	2009	2008

Cash provided by (used in):
Operating activities	$1,078	$1,550	$327
Investing activities	(606)	(499)	(433)
Financing activities	(495)	144	141
Effect of exchange rate changes on cash	11	39	(90)

Net increase (decrease) in cash and cash equivalents	$(12)	$1,234	$(55)

Cash Flows from Operating Activities

Cash provided by operating activities in 2010 was $1,078 million, a decrease of $472 million compared to 2009. The reduction in cash provided by operations primarily resulted from required increases in inventory to support product availability and product transitions, partially offset by higher net earnings and more favorable terms of collection of accounts receivable and of payment to suppliers. In addition, the significant slowing of sales growth in the second half resulted in higher than normal inventory levels of approximately three days. Cash provided by operating activities in 2009 was $1,550 million, an increase of $1,223 million compared to 2008. Cash provided by operations in 2009 included lower payments for inventory, lower cash payments for accounts payable and other operating accruals and lower employee compensation payments, partially offset by lower collections of accounts receivable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Whirlpool offers our suppliers access to a payables presentment and settlement service (“PPS”) provided by a third party processor. This service allows our suppliers to view scheduled Whirlpool payments online, enabling them to better manage their cash flow and reduce payment processing costs. Independent of Whirlpool, the PPS provider also allows suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct relationship with financial institutions concerning this service. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. At 2010, approximately $272 million has been sold by suppliers to participating financial institutions, compared to $145 million in 2009. If the PPS provider or participating financial institutions were no longer willing or able to purchase the receivables from our suppliers, the suppliers may seek to renegotiate supply terms with us, which may affect the timing of our cash flows.

In September 2009, we entered into a settlement agreement with the Brazilian competition commission that requires us to make payments totaling 100 million Brazilian reais. The payments are to be made in twelve equal semiannual installments of approximately $5 million through 2015, totaling approximately $56 million. As of December 31, 2010, approximately $15 million of this amount had been paid.

In September 2010, we entered into a plea agreement with the United States Department of Justice that requires us to pay a fine totaling $91.8 million to the United States government. The amount will be paid in one initial installment of $16.8 million plus accrued interest and five additional annual installments of $15 million each, plus accrued interest. The first installment of $16.8 million plus accrued interest was paid in January 2011.

Cash Flows from Investing Activities

Cash used in investing activities in 2010 was $606 million, an increased outflow of $107 compared to 2009. The increase in cash used in investing activities was primarily due to increased capital spending to support new products and innovation, the purchase of a brand and lower proceeds from the sale of assets. Cash used in investing activities in 2009 was $499 million compared to an outflow of $433 million in 2008. The increase in cash used in investing activities in 2009 was primarily due to lower proceeds from the sale of assets in 2009 and higher investments primarily associated with business acquisition activity in our international locations.

The goal of our global operating platform is to enhance our competitive position in the global home appliance industry by reducing costs, driving productivity and quality improvements, and accelerating our rate of innovation. We plan to continue our comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to better support our global products, brands and customers. We intend to make additional investments to improve our competitiveness in 2011, including capital spending of between $600 and $650 million.

Cash Flows from Financing Activities

Cash used in financing activities in 2010 was $495 million compared to a $144 million inflow in 2009. The decrease was primarily due to a decrease in proceeds from long-term borrowings and the repayment of long-term debt. During 2010, we repaid $379 million of long-term debt and reduced short-term debt by $20 million. In addition, we paid dividends to common stockholders totaling $132 million, and received proceeds from the issuance of common stock related to option exercises of $72 million.

Cash provided by financing activities in 2009 was an inflow of $144 million compared to an inflow of $141 million in 2008. Cash provided by financing activities in 2009 includes proceeds received related to two debt offerings totaling $850 million while 2008 includes proceeds received related to the issuance of $500 million of 5.5% notes due March 1, 2013. In addition, 2009 includes net repayments of short-term borrowings and long-term debt repayments totaling $572 million compared to net repayments of $30 million in 2008. During 2009, we paid dividends to common stockholders totaling $128 million, paid debt financing fees of $38 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

and received proceeds from the issuance of common stock related to option exercises of $21 million. During 2008, we repurchased stock totaling $247 million, paid dividends to common stockholders totaling $128 million and received proceeds from the issuance of common stock related to option exercises of $21 million. For additional information about our $850 million debt offerings, see Note 5 of the Notes to the Consolidated Financial Statements.

Financing Arrangements

We have a $1.35 billion committed credit facility maturing on August 13, 2012 which includes a $200 million letter of credit sub-facility. Borrowings under the credit facility are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under this facility, if any, are guaranteed by Whirlpool Corporation. Interest under the credit facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. The credit facility requires us to meet certain leverage and interest coverage requirements. We will incur a commitment fee for any unused portion of the credit facility which is based on Whirlpool’s credit rating. At December 31, 2010 and 2009, we had no borrowings outstanding under this credit agreement and are in compliance with financial covenant requirements.

We also had a $522 million committed credit facility which expired on December 1, 2010. At the expiration date and at December 31, 2009, we had no borrowings outstanding under this credit agreement and were in compliance with financial covenant requirements.

In 2009, we completed a debt offering comprised of (1) $350 million aggregate principal amount of 8.0% notes due May 1, 2012 and (2) $500 million aggregate principal amount of 8.6% notes due May 1, 2014. If we experience a downgrade in our credit ratings, the notes are subject to an increase in the interest rate, resulting in higher interest payments. The notes contain customary covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.

For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.

Share Repurchase Program

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During 2007, we repurchased 3.8 million shares at an aggregate purchase price of $368 million and during the three months ended March 31, 2008, we repurchased 1.1 million shares at an aggregate purchase price of $97 million under this program. At March 31, 2008, there were no remaining repurchases authorized under this program.

On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. There were no repurchases during 2009 or 2010. At December 31, 2010, there was $350 million remaining authorized under this program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS

The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2011	2012 & 2013	2014 & 2015	Thereafter
Long-term debt obligations(1)	$3,027	$474	$1,109	$919	$525
Operating lease obligations	847	186	275	175	211
Purchase obligations(2)	1,059	344	417	158	140
United States pension plans(3)	1,257	155	510	390	202
Foreign pension plans(4)	9	9	—	—	—
Other postretirement benefits(5)	558	60	120	119	259
Legal settlements(6)	137	42	50	45	—

Total(7)	$6,894	$1,270	$2,481	$1,806	$1,337

(1)	Interest payments related to long-term debt are included in the table above. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	Represents the minimum contributions required by law estimated based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2010. Management may elect to contribute amounts in addition to those required by law and expects to contribute approximately $300 million, in total, to our United States pension plans during 2011. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

(4)	Represents required contributions to our foreign funded pension plans only. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

(5)	Represents our portion of expected benefit payments under our retiree healthcare plan.

(6)	For additional information regarding legal settlements, see Note 6 of the Notes to the Consolidated Financial Statements.

(7)	The table does not include short-term credit facility borrowings. For additional information about short-term borrowings, see Note 5 of the Notes to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Whirlpool has guarantee arrangements in place in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks, supporting purchases from Whirlpool, following its normal credit policies. If a customer were to default on its line of credit with the bank, the subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. As of December 31, 2010 and 2009, these amounts totaled $386 million and $300 million, respectively. The increase of $86 million compared to 2009 was driven by significant increases in sales volume. Our only recourse related to these agreements would be legal or administrative collection efforts directed against the customer.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make certain estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.

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

Our pension and other postretirement benefit obligations at December 31, 2010 and preliminary retirement benefit costs for 2011 were prepared using the assumptions that were determined at December 31, 2010. The following table summarizes the sensitivity of our December 31, 2010 retirement obligations and 2011 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Million of dollars	Percentage Change	2011 Expense	PBO/APBO* for 2010
United States Pension Plans
Discount rate	+/-.50%	$(1)/1	$(190)/201

Expected long-term rate of return on plan assets	+/-.50%	(13)/13	—

Other Postretirement Benefit Plan
Discount rate	+/-.50%	2/(2)	(20)/22

Expected long-term rate of return on plan assets	+/-.50%	—	—

Health care cost trend rate	+/-1.0%	2/(2)	29/(26)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plan.

These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 12 of the Notes to the Consolidated Financial Statements.

Income Taxes

We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with GAAP guidance. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards, tax credits and deductible temporary differences, are expected to be realizable in future years. Realization of our net operating loss and tax credit deferred tax assets is supported by specific tax planning strategies and where possible considers projections of future profitability. If recovery is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will increase income in the period such determination is made.

As of December 31, 2010 and 2009, we had total deferred tax assets of $2,292 million and $2,275 million, respectively, net of valuation allowances of $193 million and $180 million, respectively. Our effective tax rate has ranged from a benefit of (81.7)% to an expense of 20.4% over the past five years and has been influenced by tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. A 1.0% increase in our effective tax rate would have decreased 2010 earnings by approximately $5.9 million. Future changes in the effective tax rate will be subject to several factors, including enacted laws, tax planning strategies, business profitability, remaining BEFIEX credits and the expiration of energy tax credit legislation at December 31, 2011.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements.

BEFIEX Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the December 2005 quarter, we were able to recognize approximately $225 million, $69 million and $168 million of export credits during 2010, 2009 and 2008, respectively. As of December 31, 2010, approximately $540 million of export credits remain. We recognize credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. BEFIEX credits recognized are not subject to income taxes.

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

Warranty Obligations

The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For additional information about warranty obligations, see Note 6 of the Notes to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Goodwill and Intangibles

We sell products under a number of trademarks, many of which we developed. Trademark development costs are expensed as incurred. We also purchase trademark assets and certain business acquisitions have resulted in the recording of goodwill. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. We have two reporting units where goodwill is recorded which include North America and Embraco in our Latin America region with $1,727 million and $4 million of recorded goodwill, respectively. There have been no changes to our reporting units or allocations of goodwill by reporting units. We have trademark assets in our North America and Europe regions with $1,473 million and $62 million of recorded book value, respectively. We test indefinite lived intangibles for impairment as of November 30 each year and more frequently if indicators of impairment exist.

Goodwill Valuations

Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

We estimate fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. Finally, we consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.

These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A of this report.

Based on the results of the step one impairment test performed as of November 30, 2010, no impairment of goodwill was determined to exist. The estimated fair value of our North America operating segment exceeded its carrying value by approximately 14%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Significant Assumptions in Evaluating Goodwill

•

Forecasted cash flows used in the discounted cash flow model are based on our long range plan for the next four years, which assumes a compound annual growth rate of 4.5% exiting the recessionary period, and a 2% residual growth rate thereafter. The residual growth rate was based on the compound average growth rate for the United States T-7 appliance industry (T-7 refers to the following appliance categories: washers, dryers, refrigerators, freezers, dishwashers, ranges and compactors) over a 25 year period, and was also consistent with commercially available industry market value and volume forecasts. The undiscounted cash flows for the first four years used in the model declined approximately 5% compared to the projections used in 2009. The decrease in cash flows is the result of the short-term impact to our operating margins as a result of the increasing competitive pricing pressure and higher material and oil-related costs that we began to experience during 2010. We have recently announced price increases to address the material and oil-related cost increases. We are forecasting an improvement in our North America operating margins from approximately 5% of net sales in 2010 to in excess of 7% of net sales within our long range planning period. We performed sensitivity analysis on our estimated fair value using the income approach, noting that a reduction of 5% in each year of forecasted cash flows would result in a failure of the first step of the impairment test.

•

The discount rate of 10.5% used in our discounted cash flow model, as of the November 30, 2010 assessment, was developed using the capital asset pricing model through which a weighted average cost of capital was derived. The discount rate was estimated using the risk free rate, market risk premium, and cost of debt prevalent as of the valuation date. The Beta and capital structure were estimated based on an analysis of comparable guideline companies. In addition, a risk premium was included to account for the risks inherent in the cash flows and to reconcile the fair value indicated by the discounted cash flow model to Whirlpool’s public market equity value at November 30, 2010. We performed sensitivity analyses on our estimated fair value using the income approach, noting that an increase in the discount rate of approximately 50 basis points would result in failure of the first step of the impairment test.

Our methodology for evaluating goodwill for impairment has not changed since our impairment test performed as of November 30, 2009. We have updated our cash flow projections discussed above based on our current long range plan. Adverse changes in the operating environment for the appliance industry, an increase in the discount rate or our inability to meet the operating margins at the forecasted rates may result in future impairment charges.

Intangible Valuations

The fair value of our trademarks are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

Based on the results of our impairment test performed as of November 30, 2010, no impairment of trademarks was determined to exist. The fair values for all of our trademarks tested exceed their carrying values by more than 10% with the exception of one trademark which has a carrying value of $14 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Significant Assumptions in Evaluating Trademarks

In assessing trademarks for impairment, significant assumptions used in our relief from royalty model as of November 30, 2010 included revenue growth rates, assumed royalty rates and the discount rate. During 2010, we have not performed any interim impairment tests as none of the triggering events contained in guidance within ASC 350 “Intangibles—Goodwill and Other” have occurred.

•

Revenue growth rates relate to projected revenues from our annual long range plan and vary from brand to brand. Similar to our goodwill projections, adverse changes in the operating environment for the appliance industry or our inability to grow revenues at the forecasted rates may result in a future impairment charge. We performed sensitivity analysis on our estimated fair value noting that a 20% reduction of forecasted revenues would result in an impairment of approximately $140 million.

•

In determining royalty rates for the valuation of our trademarks, we considered factors that affect the intrinsic royalty rates that would hypothetically be paid for the use of the trademark. The most significant factors in determining the intrinsic royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in a given market segment. Based on this analysis, we determined royalty rates of 2-3% for our value brands, 4% for our mass market brand and 6% for our super premium brand. We performed sensitivity analysis on our estimated fair value noting that a reduction of the royalty rates used for the valuation of 1 percentage point would result in an impairment of approximately $220 million.

•

In developing discount rates for the valuation of our trademarks, we used the industry average weighted average cost of capital as the base adjusted for the higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined discount rates ranging from 9.5% to 11%. We performed sensitivity analysis on our estimated fair value noting that an increase in the discount rates used for the valuation of 1 percentage point would result in an impairment of approximately $24 million.

Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments.

For additional information about goodwill and intangible valuations, see Note 2 of the Notes to the Consolidated Financial Statements.

ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

We are exposed to market risk from changes in foreign currency exchange rates, domestic and foreign interest rates, and commodity prices, which can affect our operating results and overall financial condition. We manage exposure to these risks through our operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculation or for trading purposes. Derivative financial instruments are generally contracted with a diversified group of investment grade counterparties to reduce exposure to nonperformance on such instruments.

We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2010, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain or loss of approximately $175 million, respectively. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.

We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases the prices of which are not fixed directly through supply contracts. As of December 31, 2010, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $50 million, respectively, related to these contracts.

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

OTHER MATTERS

Embraco Antitrust Matters

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2010, Embraco sales represented approximately 8% of our global net sales.

In February 2009, competition authorities in Brazil, the United States and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the United States Department of Justice (the “DOJ”) requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve equal semiannual installments of $5 million through 2015. As of December 31, 2010 approximately $15 million has been paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

In September 2010, the DOJ and Embraco entered into a plea agreement related to the DOJ’s investigation which was approved by the United States District Court for the Eastern District of Michigan in December 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated U.S. antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010. Embraco made the first of six annual installments payments in January 2011.

In October 2010, the Director of Public Prosecutions of Canada (the “DPP”) and Embraco entered into a plea agreement related to the investigation which has been approved by the Federal Court of Canada. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated Canadian antitrust law with respect to the sale of certain compressors in Canada during 2005 and (2) agreed to pay a fine totaling approximately $1.5 million to the Canadian government. Under the plea agreement, DPP agreed not to bring further charges against Embraco or any related entities for any conspiracy involving pricing of the relevant products during the investigation period. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010 and paid in the fourth quarter of 2010.

Since the government investigations became public in February 2009, we have been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan. We continue to cooperate with ongoing government investigations in other jurisdictions, to defend the related antitrust lawsuits and to take other actions to minimize our potential exposure.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to the investigation by the European Commission or for any other matters related to these investigations, other than the Brazilian, United States and Canadian government actions discussed above. As of December 31, 2010, we have incurred, in the aggregate, charges of approximately $204 million related to these matters, consisting solely of the amounts described above related to the Brazilian, United States and Canadian government actions, defense costs and other expenses, of which $142 million remains accrued. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

Brazilian Collection Dispute

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to documentation of a $25 million loan entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in 2005, and dismissed our counterclaim in 2007. The Federal Supreme Court denied any further appeal on our counterclaim in 2008. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $170 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

based on the exchange rate as of December 31, 2010), plus judicial adjustments as discussed below, which could be significant and materially increase the potential exposure. We appealed this decision in 2008 given the strength of our legal arguments; however, we can have no assurance of a favorable outcome of the appeal due to the uncertainty of many variables, including whether or not our legal arguments will prevail on the application of the judicial adjustments. We have accrued an aggregate liability of $156 million as of December 31, 2010, based on outside counsel’s assessment of the expected outcome of the matter with the proper application of Brazilian law (of which $5.6 million was accrued during the fourth quarter of fiscal 2010).

The amount of the final liability in any outcome of this matter may be materially different from the amount we have accrued based on: (A) the application of the following judicial adjustments that are the subject of our pending appeal (1) whether default interest is payable beginning from the date of the loan (1989) or the date of the collection action (2001) and whether or not default interest is capitalized annually, (2) the applicable percentage of default interest (1%/month, or 0.5%/month until 2003 and 1%/month thereafter due to a change in Brazilian law), (3) the percentage of any penalty under the loan documentation (2% vs. 10%) and what amounts, if any, are the subject of such penalty, and (4) the percentage of attorney fees that may be awarded to either party (an additional 3-20% of final judgment); and (B) a wide range of other factors, including (1) the length of the appeal process, (2) the uncertain legal and judicial environment, (3) monetary correction to adjust for inflation of approximately 5% per year, and (4) the continued volatility in the foreign currency exchange market. While we believe we have strong arguments on each of the disputed adjustments, if our appeal is unsuccessful and the court’s decision on the application of some or all of the judicial adjustments is unfavorable to us, our liability determined at December 31, 2010 could be two to seven times greater than the amount we have accrued and could have a material adverse effect on our financial position, liquidity, or results of operations.

While the decision of the appeals court was initially expected no later than fiscal 2010, the decision is now expected during fiscal 2011. If further appeals of any decision are allowed, final resolution of the matter may take an estimated additional 18 to 36 months. We continue to aggressively defend the matter and seek to take other actions to minimize our potential exposure.

Operating Tax Matter

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

the forward-looking perspective section within this Management’s Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool’s forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool’s ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (4) product liability and product recall costs; (5) litigation and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (6) the effects and costs of governmental investigations or related actions by third parties; (7) the ability of Whirlpool to manage foreign currency fluctuations; (8) global, political and/or economic uncertainty and disruptions, especially in Whirlpool’s significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (9) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (10) inventory and other asset risk; (11) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (12) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (13) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and post retirement benefit plans; (14) Whirlpool’s ability to obtain and protect intellectual property rights; (15) information technology system failures and data security breaches; (16) the impact of labor relations; (17) our ability to attract, develop and retain executives and other qualified employees; and (18) changes in the legal and regulatory environment including environmental and health and safety regulations.

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

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31

(Millions of dollars, except per share data)

	2010	2009	2008
Net sales	$18,366	$17,099	$18,907

Expenses
Cost of products sold	15,652	14,713	16,383

Gross Margin	2,714	2,386	2,524

Selling, general and administrative	1,604	1,544	1,798
Intangible amortization	28	28	28
Restructuring costs	74	126	149

Operating profit	1,008	688	549

Other income (expense)
Interest and sundry income (expense)	(197)	(175)	(100)
Interest expense	(225)	(219)	(203)

Earnings before income taxes and other items	586	294	246
Income tax benefit	(64)	(61)	(201)

Earnings before equity earnings	650	355	447
Equity in loss of affiliated companies	—	(1)	—

Net earnings	650	354	447
Less: Net earnings available to noncontrolling interests	(31)	(26)	(29)

Net earnings available to Whirlpool	$619	$328	$418

Per share of common stock
Basic net earnings available to Whirlpool	$8.12	$4.39	$5.57

Diluted net earnings available to Whirlpool	$7.97	$4.34	$5.50

Dividends	$1.72	$1.72	$1.72

Weighted-average shares outstanding (in millions)
Basic	76.2	74.6	75.1
Diluted	77.6	75.6	76.0

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

At December 31,

(Millions of dollars, except share data)

	2010	2009
Assets

Current assets
Cash and equivalents	$1,368	$1,380
Accounts receivable, net of allowance of $66 in 2010 and $76 in 2009	2,278	2,500
Inventories	2,792	2,197
Deferred income taxes	204	295
Prepaid and other current assets	673	653

Total current assets	7,315	7,025

Property, net of accumulated depreciation of $6,660 in 2010 and $6,360 in 2009	3,134	3,117
Goodwill	1,731	1,729
Other intangibles, net of accumulated amortization of $146 in 2010 and $132 in 2009	1,789	1,796
Deferred income taxes	1,305	1,104
Other noncurrent assets	310	323

Total assets	$15,584	$15,094

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,660	$3,308
Accrued expenses	671	632
Accrued advertising and promotions	426	475
Employee compensation	467	501
Notes payable	2	23
Current maturities of long-term debt	312	378
Other current liabilities	611	624

Total current liabilities	6,149	5,941

Noncurrent liabilities
Long-term debt	2,195	2,502
Pension benefits	1,519	1,557
Postretirement benefits	610	693
Other noncurrent liabilities	791	641

Total noncurrent liabilities	5,115	5,393

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 106 million and 105 million shares issued in 2010 and 2009, 76 million and 75 million shares outstanding in 2010 and 2009	106	105
Additional paid-in capital	2,156	2,067
Retained earnings	4,680	4,193
Accumulated other comprehensive loss	(893)	(868)
Treasury stock, 30 million shares in 2010 and 2009	(1,823)	(1,833)

Total Whirlpool stockholders’ equity	4,226	3,664

Noncontrolling interests	94	96

Total stockholders’ equity	4,320	3,760

Total liabilities and stockholders’ equity	$15,584	$15,094

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31

(Millions of dollars)

	2010	2009	2008
Operating activities
Net earnings	$650	$354	$447

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	555	525	597
Curtailment gain	(62)	(92)	—
Loss (gain) on disposition of assets	2	(4)	(60)
Increase (decrease) in LIFO inventory reserve	4	(41)	42
Gain on sale of brand	(10)	—	—
Equity in losses of affiliated companies, less dividends received	—	1	—
Changes in assets and liabilities:
Accounts receivable	187	(286)	300
Inventories	(595)	578	(174)
Accounts payable	341	326	(250)
Taxes deferred and payable, net	(94)	(112)	(256)
Accrued pension	(16)	(84)	(123)
Employee compensation	(6)	213	(84)
Other	122	172	(112)

Cash provided by operating activities	1,078	1,550	327

Investing activities
Capital expenditures	(593)	(541)	(547)
Investment in related businesses	(18)	(35)	(5)
Proceeds from sale of assets	17	77	119
Proceeds from sale of brand	15	—	—
Acquisition of brand	(27)	—	—

Cash used in investing activities	(606)	(499)	(433)

Financing activities
Repayments of long-term debt	(379)	(210)	(131)
Dividends paid	(132)	(128)	(128)
Common stock issued	72	21	21
Net (repayments) proceeds from short-term borrowings	(20)	(362)	101
Purchase of noncontrolling interest shares	(12)	—	—
Proceeds from borrowings of long-term debt	2	872	545
Purchase of treasury stock	—	—	(247)
Other	(26)	(49)	(20)

Cash (used in) provided by financing activities	(495)	144	141

Effect of exchange rate changes on cash and equivalents	11	39	(90)

(Decrease) increase in cash and equivalents	(12)	1,234	(55)
Cash and equivalents at beginning of year	1,380	146	201

Cash and equivalents at end of year	$1,368	$1,380	$146

Supplemental disclosure of cash flow information
Cash paid for interest	$218	$209	$200
Cash paid for income taxes	31	51	76

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year ended December 31

(Millions of dollars)

		Whirlpool Stockholders’ Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2007	$3,980	$3,703	$(270)	$375	$103	$69
Comprehensive income (loss)
Net earnings	447	418	—	—	—	29
Other comprehensive income (loss)	(1,003)	—	(989)	—	—	(14)

Comprehensive income (loss)	(556)

Stock repurchased	(247)	—	—	(247)	—	—
Stock issued	41	—	—	40	1	—
Dividends declared	(145)	(128)	—	—	—	(17)

Balances, December 31, 2008	3,073	3,993	(1,259)	168	104	67
Comprehensive income (loss)
Net earnings	354	328	—	—	—	26
Other comprehensive income	409	—	391	—	—	18

Comprehensive income	763

Stock issued	67	—	—	66	1	—
Dividends declared	(143)	(128)	—	—	—	(15)

Balances, December 31, 2009	3,760	4,193	(868)	234	105	96
Comprehensive income (loss)
Net earnings	650	619	—	—	—	31
Other comprehensive income (loss)	(22)	—	(25)	—	—	3

Comprehensive income (loss)	628

Purchase of noncontrolling interest	(12)	—	—	(3)	—	(9)
Stock issued	103	—	—	102	1	—
Dividends declared	(159)	(132)	—	—	—	(27)

Balances, December 31, 2010	$4,320	$4,680	$(893)	$333	$106	$94

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

Freight and Warehousing Costs

We classify freight and warehousing costs within cost of products sold in our Consolidated Statements of Income.

Cash and Equivalents

All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.

Inventories

Inventories are stated at first-in, first-out (“FIFO”) cost, except United States production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Latin America and Asia inventories, which are stated at average cost. Costs do not exceed net realizable values. See Note 4 for additional information about inventories.

Property

Property, plant and equipment is stated at cost, net of accumulated depreciation. In 2009, we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. For nonproduction assets, we depreciate costs based on the straight-line method. Depreciation expense for property, plant and equipment was $527 million, $497 million and $569 million in 2010, 2009 and 2008, respectively.

As a result of this change in method and lower overall production levels, depreciation expense in 2009 decreased by $83 million from what would have been recorded using the straight-line method. Net of amounts capitalized into ending inventories and income taxes, net earnings increased $48 million for 2009, or $0.64 per diluted share. In addition, the estimated useful lives of our machinery and equipment was increased from 3 to 10 years to 3 to 25 years.

The following table summarizes our property, plant and equipment as of December 31, 2010 and 2009:

Millions of dollars	2010	2009	Estimated Useful Life

Land	$74	$77
Buildings	1,218	1,207	25 to 50 years
Machinery and equipment	8,502	8,193	3 to 25 years
Accumulated depreciation	(6,660)	(6,360)

Property, plant and equipment, net	$3,134	$3,117

We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. Net gains and losses recognized in cost of products sold include a loss of $3 million for 2010, a loss of $3 million for 2009 and a gain of $16 million for 2008. Net gains recognized in selling, general, and administrative expenses include $1 million, $1 million and $19 million for 2010, 2009 and 2008, respectively.

We record impairment losses on long-lived assets when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts.

Goodwill and Other Intangibles

Goodwill and indefinite lived intangible assets are required to be evaluated for impairment annually, which occurs as of November 30th of each year or whenever events occur which may indicate possible impairment. Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

In assessing the fair value of trademarks, we utilize a relief from royalty method. If the carrying amount of a trademark exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Considerable judgment is necessary to estimate key assumptions involved in valuing our trademarks, including projected revenues, royalty rates and applicable discount rates.

Definite lived intangible assets are amortized over their estimated useful life ranging from 3 to 18 years. See Note 2 for additional information about goodwill and intangible assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Accounts Payable Outsourcing

We offer our suppliers access to a payables presentment and settlement service (“PPS”) provided by a third party processor. This service allows our suppliers to view scheduled Whirlpool payments online, enabling them to better manage their cash flow and reduce payment processing costs. Independent of Whirlpool, the PPS provider also allows suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct relationship with financial institutions concerning this service. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. Based on information provided by the PPS provider, as of December 31, 2010 and 2009, approximately $387 million and $246 million, respectively, of our total accounts payable is available for this purpose and approximately $272 million and $145 million, respectively, has been sold by suppliers to participating financial institutions.

Derivative Financial Instruments

We use derivative instruments designated as cash flow and fair value hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income and is subsequently recognized in earnings when the hedged exposure affects earnings. For a derivative instrument designated as a hedge of a net investment in a foreign operation, the effective portion of the derivative’s gain or loss is reported in Other Comprehensive Income as part of the cumulative translation adjustment. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. See Note 7 for additional information about hedges and derivative financial instruments.

Foreign Currency Translation

Foreign currency denominated assets and liabilities are translated into United States dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Other Comprehensive Income (loss) within stockholders’ equity. The results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in net earnings.

Research and Development Costs

Research and development costs are charged to expense as incurred and totaled $516 million, $489 million and $463 million in 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first communicated and totaled $235 million, $211 million and $336 million in 2010, 2009 and 2008, respectively.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets is recognized in income in the period of enactment date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We recognize the financial statement effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. We accrue for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The current portion of uncertain income tax positions is included in “Other current liabilities” and the long-term portion is included in “Other noncurrent liabilities” in the Consolidated Balance Sheets.

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. See Note 11 for additional information about income taxes.

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

BEFIEX Credits

Our Brazilian operations earned tax credits under the Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in the fourth quarter of 2005, we were able to recognize approximately $225 million, $69 million and $168 million of export credits during 2010, 2009 and 2008, respectively. As of December 31, 2010, approximately $540 million of export credits remain. We recognize credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. See Note 11 for additional information about how these credits impact our effective tax rate, included in “Foreign government tax incentive” in the rate reconciliation of our effective tax rate.

Issued but Not Yet Effective Accounting Pronouncements

Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.

(2) GOODWILL AND OTHER INTANGIBLES

We evaluated our goodwill and indefinite lived trademarks for impairment as of November 30, 2010. Based on the results of our test, no impairment of goodwill or our trademarks was determined to exist.

Goodwill

The following table summarizes the net carrying amount of goodwill:

Millions of dollars	North America	Latin America	Total

December 31, 2008	$1,724	$4	$1,728

Revision of estimated Maytag operations exit and employee termination costs	(6)	—	(6)
Foreign currency exchange rates	6	1	7

December 31, 2009	1,724	5	1,729

Revision of estimated Maytag operations exit costs	(1)	—	(1)
Foreign currency exchange rates	4	(1)	3

December 31, 2010	$1,727	$4	$1,731

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other Intangible Assets

The following table summarizes our net carrying value of intangible assets by operating segment at December 31, 2010 and 2009:

Millions of dollars	North America		Latin America		Europe		Total		Estimated Useful Life
	2010	2009	2010	2009	2010	2009	2010	2009
Trademarks	$1,473	$1,478	$—	$—	$62	$34	$1,535	$1,512	Indefinite life

Customer relationships	210	226	—	—	—	—	210	226	18 years

Patents and non-compete agreements	29	42	6	6	9	10	44	58	3 to 10 years

Total other intangibles assets, net	$1,712	$1,746	$6	$6	$71	$44	$1,789	$1,796

The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2011	$28
2012	28
2013	20
2014	16
2015	16

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 were as follows:

Millions of dollars	Total		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Valuation Technique
	2010	2009	2010	2009	2010	2009	2010	2009
Money market funds(1)	$414	$355	$414	$355	$—	$—	$—	$—	(a)
Net derivative contracts	125	97	—	—	125	97	—	—	(a)
Available for sale investments	25	25	25	25	—	—	—	—	(a)

(1)	Money market funds are primarily comprised of U.S. government obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(4) INVENTORIES

The following table summarizes our inventory at December 31, 2010 and 2009:

Millions of dollars	2010	2009
Finished products	$2,314	$1,853
Work in process	37	50
Raw materials	590	439

	2,941	2,342
Less excess of FIFO cost over LIFO cost	(149)	(145)

Total inventories	$2,792	$2,197

LIFO inventories represent approximately 43% and 40% of total inventories at December 31, 2010 and 2009, respectively.

(5) FINANCING ARRANGEMENTS

Debt

The following table summarizes our debt at December 31, 2010 and 2009:

Millions of dollars	2010	2009
Senior note—8.6%, maturing 2010	$—	$325
Senior note—6.125%, maturing 2011	300	300
Senior note—8.0%, maturing 2012	350	350
Medium-term note—5.5%, maturing 2013	500	499
Maytag medium-term note—6.5% maturing 2014	101	102
Senior note—8.6%, maturing 2014	500	500
Maytag medium-term note—5.0% maturing 2015	193	192
Senior note—6.5%, maturing 2016	249	249
Debentures—7.75%, maturing 2016	244	244
Other (various maturing through 2019)	70	119

	2,507	2,880
Less current maturities	312	378

Total long-term debt, net of current maturities	$2,195	$2,502

The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2010:

Millions of dollars
2011	$312
2012	363
2013	512
2014	611
2015	203
Thereafter	506

Total debt	$2,507

We are in compliance with debt covenant requirements at December 31, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The fair value of long-term debt (including current maturities) at December 31, 2010 and 2009 was $2,716 million and $3,060 million, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

On May 4, 2009, we completed a debt offering comprised of (1) $350 million aggregate principal amount of 8.0% notes due May 1, 2012 and (2) $500 million aggregate principal amount of 8.6% notes due May 1, 2014. The proceeds from the notes were used for general corporate purposes. If we experience a downgrade in our credit ratings, the notes are subject to an increase in the interest rate, resulting in higher interest payments. The notes contain customary covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-157392) filed with the Securities and Exchange Commission on February 19, 2009.

During 2009, we incurred and paid a total of $5.3 million in debt financing related fees. These amounts have been capitalized and are being amortized over the term of the respective agreements.

We have a $1.35 billion committed credit facility maturing on August 13, 2012 which includes a $200 million letter of credit subfacility. Borrowings under the credit facility are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under this facility, if any, are guaranteed by Whirlpool Corporation. Interest under the credit facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. The credit facility requires us to meet certain leverage and interest coverage requirements. We will incur a commitment fee for any unused portion of the credit facility which is based on Whirlpool’s credit rating. At December 31, 2010 and 2009, we had no borrowings outstanding under this credit agreement and are in compliance with financial covenant requirements.

The credit facility requires us to meet certain financial tests. Whirlpool’s maximum rolling twelve month Leverage Ratio (defined as Total Indebtedness to EBITDA) is limited to 3.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2010, and 3.25 to 1.0 for each fiscal quarter ended thereafter. The rolling twelve month Interest Coverage Ratio (defined as EBITDA to Interest Expense) is required to be greater than or equal to 2.5 to 1.0 for each fiscal quarter ended on or prior to December 31, 2010 and 3.0 to 1.0 for each fiscal quarter ended thereafter.

We also had a $522 million committed credit facility which expired on December 1, 2010. At the expiration date and at December 31, 2009, we had no borrowings outstanding under this credit agreement and were in compliance with financial covenant requirements.

Notes Payable

Notes payable consist of short-term borrowings payable to banks. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 2.5% and 4.3% for the years ended December 31, 2010 and 2009, respectively.

During 2009, we incurred and paid a total of $32.8 million in notes payable financing related fees. These amounts have been capitalized and are being amortized over the term of the respective agreements.

(6) COMMITMENTS AND CONTINGENCIES

Embraco Antitrust Matters

Government authorities in various jurisdictions are conducting antitrust investigations of the global compressor industry, including our compressor business headquartered in Brazil (“Embraco”). In 2010, Embraco sales represented approximately 8% of our global net sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In February 2009, competition authorities in Brazil, the United States and Europe began to seek documents from us in connection with their investigations. A grand jury subpoena from the United States Department of Justice (the “DOJ”) requested documents for the time period from 2003 to 2009. Competition authorities in other jurisdictions have sought similar information.

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve equal semiannual installments of $5 million through 2015. As of December 31, 2010 approximately $15 million had been paid.

In September 2010, the DOJ and Embraco entered into a plea agreement related to the DOJ’s investigation which was approved by the United States District Court for the Eastern District of Michigan in December 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated U.S. antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010. Embraco made the first of six annual installment payments in January 2011.

In October 2010, the Director of Public Prosecutions of Canada (the “DPP”) and Embraco entered into a plea agreement related to the investigation which has been approved by the Federal Court of Canada. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated Canadian antitrust law with respect to the sale of certain compressors in Canada during 2005 and (2) agreed to pay a fine totaling approximately $1.5 million to the Canadian government. Under the plea agreement, DPP agreed not to bring further charges against Embraco or any related entities for any conspiracy involving pricing of the relevant products during the investigation period. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010 and paid in the fourth quarter of 2010.

Since the government investigations became public in February 2009, we have been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the litigation. United States federal lawsuits instituted on behalf of purported purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan. We continue to cooperate with ongoing government investigations in other jurisdictions, to defend the related antitrust lawsuits and to take other actions to minimize our potential exposure.

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to the investigation by the European Commission or for any other matters related to these investigations, other than the Brazilian, United States and Canadian government actions discussed above. As of December 31, 2010, we have incurred, in the aggregate, charges of approximately $204 million related to these matters, consisting solely of the amounts described above related to the Brazilian, United States and Canadian government actions, defense costs and other expenses, of which $142 million remains accrued. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

Brazilian Collection Dispute

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to documentation of a $25 million loan entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in 2005, and dismissed our counterclaim in 2007. The Federal Supreme Court denied any further appeal on our counterclaim in 2008. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $170 million based on the exchange rate as of December 31, 2010), plus judicial adjustments as discussed below, which could be significant and materially increase the potential exposure. We appealed this decision in 2008 given the strength of our legal arguments; however, we can have no assurance of a favorable outcome of the appeal due to the uncertainty of many variables, including whether or not our legal arguments will prevail on the application of the judicial adjustments. We have accrued an aggregate liability of $156 million as of December 31, 2010, based on outside counsel’s assessment of the expected outcome of the matter with the proper application of Brazilian law (of which $5.6 million was accrued during the fourth quarter of fiscal 2010).

The amount of the final liability in any outcome of this matter may be materially different from the amount we have accrued based on: (A) the application of the following judicial adjustments that are the subject of our pending appeal (1) whether default interest is payable beginning from the date of the loan (1989) or the date of the collection action (2001) and whether or not default interest is capitalized annually, (2) the applicable percentage of default interest (1%/month, or 0.5%/month until 2003 and 1%/month thereafter due to a change in Brazilian law), (3) the percentage of any penalty under the loan documentation (2% vs. 10%) and what amounts, if any, are the subject of such penalty, and (4) the percentage of attorney fees that may be awarded to either party (an additional 3-20% of final judgment); and (B) a wide range of other factors, including (1) the length of the appeal process, (2) the uncertain legal and judicial environment, (3) monetary correction to adjust for inflation of approximately 5% per year, and (4) the continued volatility in the foreign currency exchange market. While we believe we have strong arguments on each of the disputed adjustments, if our appeal is unsuccessful and the court’s decision on the application of some or all of the judicial adjustments is unfavorable to us, our liability determined at December 31, 2010 could be two to seven times greater than the amount we have accrued and could have a material adverse effect on our financial position, liquidity, or results of operations.

While the decision of the appeals court was initially expected no later than fiscal 2010, the decision is now expected during fiscal 2011. If further appeals of any decision are allowed, final resolution of the matter may take an estimated additional 18 to 36 months. We continue to aggressively defend the matter and seek to take other actions to minimize our potential exposure.

Operating Tax Matter

The Brazilian Constitution provides a general basis for recognizing tax credits on the purchase of raw materials used in production (“IPI tax credit”). Certain raw materials that are exempt or have a zero tax basis in the production process qualify for these IPI tax credits. Based on legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million adjusted for currency. The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits were recognized in 2005 through 2009. In 2009, we entered into an agreement under a special Brazilian government program providing for extended payment terms and reductions in penalties and interest to encourage taxpayers to resolve disputed IPI tax credit amounts. Charges recorded related to this program for the year ended December 31, 2009 include $27 million in tax that was recorded in cost of products sold, $16 million in interest expense and $4 million in penalties recorded in interest and sundry income (expense) in our Consolidated Statements of Income. During the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

December 2009 quarter, based on newly issued regulations, we settled with the Brazilian tax authority to resolve these and other disputed tax amounts. As a result of this settlement agreement, we recorded an increase in value added taxes owed of approximately $4 million in cost of goods sold, a reduction in interest expense totaling $18 million related to interest abatement, a reduction in interest and a sundry income (expense) of $4 million related to penalty abatement and related income tax expense of $5 million under this special program. The settlement is in the process of being ratified by the Brazilian tax authority.

Other Litigation

We are currently defending a number of class action suits in federal and state courts related to the manufacturing and sale of our products and alleging claims which include breach of warranty, fraud, violation of state consumer protection acts and negligence. We believe these suits are without merit. We intend to vigorously defend these actions.

We are also involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel’s evaluation of such actions and the class action suits discussed in the previous paragraph, is of the opinion that the outcome of these matters will not have a material adverse effect, if any, on our Consolidated Financial Statements.

Product Warranty and Recall Reserves

Product warranty reserves are generally established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on established terms and our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following table represents a reconciliation of the changes in product warranty and recall reserves for the periods presented:

	Product Warranty		Product Recall		Total
Millions of dollars	2010	2009	2010	2009	2010	2009
Balance at January 1	$187	$176	$2	$39	$189	$215
Issuances/accruals during the period	349	361	78	35	427	396
Settlements made during the period	(343)	(361)	(65)	(72)	(408)	(433)
Other changes	9	11	—	—	9	11

Balance at December 31	$202	$187	$15	$2	$217	$189

Current portion	$159	$157	$15	$2	$174	$159
Non-current portion	43	30	—	—	43	30

Total	$202	$187	$15	$2	$217	$189

Product warranty and recall reserves are included within other current liabilities and other noncurrent liabilities in our Consolidated Balance Sheets at December 31, 2010 and 2009.

On June 3, 2010, we announced, in a joint press release issued with the United States Consumer Product Safety Commission, a voluntary recall of 1.8 million dishwashers sold in the United States and Canada between 2006 and 2010. The recall is due to an electrical failure in the dishwasher’s heating element. As a result, we have accrued $75 million as the estimated cost of this recall, all of which was recorded as a charge to cost of products sold during the March 2010 quarter. As of December 31, 2010, there was $15 million remaining in this accrual.

On March 10, 2009, we announced, in a joint press release issued with the United States Consumer Product Safety Commission, a voluntary recall of 1.8 million refrigerators sold in the United States and Canada between 2001 and 2004. The recall is due to a defect in an electrical relay component purchased from a supplier. In 2009, we increased the estimate of the affected population by 0.8 million due to a determination that the defective part

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

which caused the product recall also resulted in similar failures in another type of refrigerator. There have been no other significant changes in assumptions other than increasing the affected population. As a result, we have accrued $70 million, in the aggregate, as the estimated cost of this recall all of which was charged to cost of products sold. There are no remaining expected expenses related to this recall and therefore there were no remaining amounts accrued as of December 31, 2010.

Actual costs related to these recalls will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration, and whether costs will be recovered from the supplier.

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

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank, and the receivable would revert back to the subsidiary. At December 31, 2010 and 2009, the guaranteed amounts totaled $386 million and $300 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.2 billion and $1.4 billion at December 31, 2010 and 2009, respectively. Our total outstanding bank indebtedness under guarantees totaled $2 million and $18 million at December 31, 2010 and 2009, respectively.

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

Operating Lease Commitments

At December 31, 2010, we had noncancelable operating lease commitments totaling $847 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2011	$186
2012	153
2013	122
2014	91
2015	84
Thereafter	211

Total noncancelable operating lease commitments	$847

Rent expense was $214 million, $208 million and $201 million for 2010, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Purchase Obligations

Our expected cash outflows resulting from purchase obligations are summarized by year in the table below:

Millions of dollars
2011	$344
2012	267
2013	150
2014	97
2015	61
Thereafter	140

Total purchase obligations	$1,059

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

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on derivative contracts.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Interest rate risk

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. As of December 31, 2010 there were no outstanding swap agreements.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2010 and 2009:

			Fair Value of				Type of Hedge(1)	Maximum Term (Months)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities
	2010	2009	2010	2009	2010	2009		2010	2009
Derivatives accounted for as hedges
Foreign exchange forwards/options	$909	$1,090	$13	$40	$31	$54	(CF)/(FV)	15	15
Commodity swaps/options	539	486	129	109	2	2	(CF)/(FV)	24	29

Total derivatives accounted for as hedges			$142	$149	$33	$56

Derivatives not accounted for as hedges
Foreign exchange forwards/options	$990	$801	$11	$6	$3	$4		10	5
Commodity swaps/options	13	24	11	4	3	2		12	24

Total derivatives not accounted for as hedges			22	10	6	6

Total derivatives			$164	$159	$39	$62

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value hedges (FV).

The following table summarizes the classification of derivative assets and liabilities in our Consolidated Balance Sheets at December 31, 2010 and 2009:

	Hedge Assets		Hedge Liabilities
	2010	2009	2010	2009
Current	$135	$119	$39	$61
Noncurrent	29	40	—	1

Total derivatives	$164	$159	$39	$62

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The effects of derivative instruments on our Consolidated Statements of Income for the year ended December 31, 2010 and 2009 were as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion)(1)			Gain (Loss) Recognized in Income (Ineffective Portion)(2)
	2010	2009	2010	2009		2010	2009
Foreign exchange forwards/options	$(34)	$(23)	$(32)	$8	(a)(b)	$2	$1
Commodity swaps/options	104	196	79	(101)	(b)	1	2
Interest rate swaps	—	1	—	1	(c)	—	—

Total	$70	$174	$47	$(92)		$3	$3

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivative(3)		Gain (Loss) Recognized on Related Hedged Items(3)		Hedged Item
	2010	2009	2010	2009
Foreign exchange forwards/options	$(12)	$(7)	$12	$7	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges(4)
	2010	2009
Foreign exchange forwards/options	$37	$70
Commodity swaps	1	(6)

Total	$38	$64

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $90 million at December 31, 2010.

Early Hedge Settlement

In 2008, we cash settled certain foreign currency derivative contracts prior to their scheduled settlement dates. As a result of these transactions, we received $82 million in cash, which represented the fair value of these contracts at the date of settlement. Effective gains of $82 million were initially recorded in accumulated OCI until the hedged forecasted transactions affected earnings, then the gains were recorded as a reduction in cost of products sold on our Consolidated Statements of Income. Approximately $10 million of these gains were recorded in earnings during 2008 and the remainder was recorded in earnings in 2009. There was no ineffectiveness related to these settled foreign currency derivative contracts.

(8) STOCKHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2008, 2009, and 2010, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Unrecognized Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2007	$(101)	$(17)	$(169)	$17	$(270)

Unrealized loss	(461)	(161)	—	(10)	(632)
Unrealized actuarial loss and prior service credit (cost)	—	—	(726)	—	(726)
Tax effect	34	47	274	—	355

Other comprehensive loss, net of tax	(427)	(114)	(452)	(10)	(1,003)
Less: Other comprehensive loss available to noncontrolling interests	(3)	(11)	—	—	(14)

Other comprehensive loss available to Whirlpool	(424)	(103)	(452)	(10)	(989)

December 31, 2008	(525)	(120)	(621)	7	(1,259)

Unrealized gain	333	266	—	1	600
Unrealized actuarial loss and prior service credit (cost)	—	—	(109)	—	(109)
Tax effect	(23)	(86)	27	—	(82)

Other comprehensive income (loss), net of tax	310	180	(82)	1	409
Less: Other comprehensive income available to noncontrolling interests	11	7	—	—	18

Other comprehensive income (loss) available to Whirlpool	299	173	(82)	1	391

December 31, 2009	(226)	53	(703)	8	(868)

Unrealized gain (loss)	(59)	23	—	(10)	(46)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	24	—	24
Tax effect	36	(7)	(29)	—	—

Other comprehensive income (loss), net of tax	(23)	16	(5)	(10)	(22)
Less: Other comprehensive income (loss) available to noncontrolling interests	3	—	—	—	3

Other comprehensive income (loss) available to Whirlpool	(26)	16	(5)	(10)	(25)

December 31, 2010	$(252)	$69	$(708)	$(2)	$(893)

Net Earnings per Share

Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. For 2010, 2009 and 2008, a total of approximately 1.6 million options, 3.0 million options and 2.7 million options, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive.

Basic and diluted earnings per share for the years ended December 31 were calculated as follows:

Millions of dollars / shares	2010	2009	2008
Numerator for basic and diluted earnings per share - net earnings available to Whirlpool	$619	$328	$418

Denominator for basic earnings per share - weighted-average shares	76.2	74.6	75.1
Effect of dilutive securities - stock-based compensation	1.4	1.0	0.9

Denominator for diluted earnings per share - adjusted weighted-average shares	77.6	75.6	76.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Noncontrolling Interests

During the December 2009 quarter, our Latin America region entered into a definitive agreement to purchase 1.8% of the outstanding noncontrolling interest in Brasmotor S.A. for $12 million. This transaction closed on January 15, 2010 and raised our ownership interest in Brasmotor S.A. to 95.6%.

Repurchase Program

In June 2004, our Board of Directors authorized a share repurchase program of up to $500 million. During the March 2008 quarter, we repurchased 1.1 million shares at an aggregate purchase price of $97 million under this program. At March 31, 2008, there were no remaining purchases authorized under this program.

On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. During 2008, we repurchased 1.9 million shares at an aggregate purchase price of $150 million under this program. We made no share repurchases during 2009 or 2010. At December 31, 2010, there was $350 million remaining authorized under this program.

(9) STOCK OPTION AND INCENTIVE PLANS

We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $29 million, $27 million and $30 million in 2010, 2009, and 2008, respectively. Related income tax benefits recognized in earnings were $10 million, $10 million and $11 million in 2010, 2009, and 2008, respectively.

At December 31, 2010, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $44 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 27 months.

Share-Based Employee Incentive Plans

On April 17, 2007, our shareholders approved the 2007 Omnibus Stock and Incentive Plan (“2007 OSIP”). This plan was previously adopted by our Board of Directors on February 20, 2007 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units with terms of no more than 10 years. At December 31, 2010, no shares remain available for issuance under the 2007 OSIP.

On April 20, 2010, our shareholders approved the 2010 Omnibus Stock and Incentive Plan (“2010 OSIP”). This plan was previously adopted by our Board of Directors on February 16, 2010 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units. No new awards may be granted under the 2010 OSIP after the tenth anniversary of the date that the shareholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2010, approximately 4.4 million shares remain available for issuance under the 2010 OSIP.

Stock Options

Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a three-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability or retirement. We use the Black-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate—an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Based on the results of the model, the weighted-average fair values of stock options granted for 2010, 2009, and 2008 were $36.84, $6.42 and $21.03, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2010	2009	2008
Risk-free interest rate	3.3%	1.9%	3.0%
Expected volatility	40.3%	37.5%	28.1%
Expected dividend yield	1.8%	5.5%	2.0%
Expected option life	7 years	5 years	5 years

Stock Option Activity

There were insufficient shares remaining in the 2007 OSIP to grant the target level of annual stock options to executives and key employees during 2010. As a result, we elected to grant only performance-based restricted stock unit awards which have a higher value on the grant date and therefore, require fewer shares than stock options to convey the same value. The following table summarizes stock option activity during 2010:

Thousands of shares, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	4,697	$71.32
Granted	14	96.09
Exercised	(958)	63.50
Canceled or expired	(325)	96.16

Outstanding at December 31	3,428	$71.20

Exercisable at December 31	2,443	$83.56

The total intrinsic value of stock options exercised was $40 million, $9 million and $10 million for 2010, 2009 and 2008, respectively. The related tax benefits were $14 million, $3 million and $3 million for 2010, 2009 and 2008, respectively. Cash received from the exercise of stock options was $72 million, $21 million, and $21 million for 2010, 2009 and 2008, respectively.

The table below summarizes additional information related to stock options outstanding at December 31, 2010:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	3,385	2,443
Weighted-average exercise price	$71.42	$83.56
Aggregate intrinsic value	$80	$34
Weighted-average remaining contractual term, in years	5.5	4.6

Stock Units

Eligible employees may receive restricted stock units or performance stock units as a portion of their total compensation.

Restricted stock units are typically granted to selected management employees on an annual basis and vest over three years. Periodically, restricted stock units may be granted to selected executives based on special

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

recognition or retention circumstances and generally vest from three years to seven years. Some of these awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on Whirlpool common stock. These awards convert to unrestricted common stock at the conclusion of the vesting period.

Performance stock units are granted to executives on an annual basis. The final award may equal 0 – 200% of a target based on pre-established Whirlpool financial performance measures related to the current year. The awards vest two years following the end of the performance period and convert to unrestricted common stock at the conclusion of the vesting period. The total fair value of shares vested during 2010, 2009 and 2008 was $17 million, $15 million and $47 million, respectively.

We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date. The weighted average grant date fair values of awards granted during 2010, 2009 and 2008 were $87.17, $26.51 and $55.83, respectively.

The following table summarizes stock unit activity during 2010:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2009	1,216	$52.87
Granted	556	87.17
Canceled	(87)	60.81
Vested and transferred to unrestricted	(199)	88.56

Non-vested, December 31, 2010	1,486	$60.60

Nonemployee Director Equity Awards

We grant equity awards to our nonemployee Directors as follows: (1) a one time grant of 1,000 shares of Whirlpool common stock made at the time a director first joins the Board; (2) an annual grant of stock options, with the number of options to be determined by dividing $50,000 by the fair value of the stock option granted, as calculated using the Black-Scholes valuation model; and (3) an annual grant of stock, with the number of shares to be issued to the director determined by dividing $50,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our shareholders. The exercise price under each option granted is the closing price of Whirlpool common stock on the day of Whirlpool’s annual meeting of shareholders.

(10) RESTRUCTURING COSTS

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $74 million, $126 million and $149 million during 2010, 2009 and 2008 respectively. These charges are included in restructuring costs in our Consolidated Statements of Income and primarily consist of charges to shift refrigeration and laundry capacity within North America and dishwasher capacity within Europe and reorganize the salaried workforce throughout Europe. Significant restructuring initiatives are discussed below.

On October 27, 2008, management committed to a workforce reduction plan to reduce our employee base by approximately 5,000 employees and contractors worldwide. We have incurred approximately $96 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $113 million as a result of this workforce reduction. We incurred $10 million, $39 million and $64 million of charges associated with this workforce reduction during 2010, 2009 and 2008, respectively. As of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

December 31, 2010, we anticipate future cash impacts of approximately $11 million in 2011. For additional information about restructuring charges by operating segment, see Note 13 to the Consolidated Financial Statements.

On August 28, 2009, we announced changes to our North America manufacturing operations which resulted in the closure of our manufacturing facility in Evansville, Indiana in June 2010. We eliminated approximately 1,100 full-time positions as a result of the closure. We estimate that we will incur approximately $62 million in total costs in connection with the exit of this facility comprised of $18 million in employee termination costs, $13 million in equipment relocation costs, $13 million in asset impairment costs, and $18 million in other associated costs. We incurred $35 million and $20 million associated with this closure during 2010 and 2009, respectively. We expect to recognize approximately $7 million of these costs in 2011, all of which will result in future cash expenditures. We estimate that approximately $42 million of the estimated $62 million in total cost will result in cash expenditures.

A summary of our restructuring liability balance and full year restructuring activity for 2008, 2009 and 2010 is as follows:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	December 31, Balance
2008
Termination costs	$56	$134	$(86)	$—	$(21)	$(1)	$82
Non-employee exit costs	44	15	(12)	(18)	(7)	—	22

Total	$100	$149	$(98)	$(18)	$(28)	$(1)	$104

2009
Termination costs	$82	$86	$(93)	$(3)	$(2)	$(2)	$68
Non-employee exit costs	22	40	(15)	(29)	(4)	1	15

Total	$104	$126	$(108)	$(32)	$(6)	$(1)	$83

2010
Termination costs	$68	$43	$(71)	$—	$—	$(4)	$36
Non-employee exit costs	15	31	(18)	(13)	(1)	—	14

Total	$83	$74	$(89)	$(13)	$(1)	$(4)	$50

For 2010, 2009 and 2008, the revisions of estimates related to the Maytag operations exit, relocation and employee termination accruals were approximately $1 million, $6 million and $25 million, respectively, which were recorded with a corresponding offset to goodwill.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(11) INCOME TAXES

The effective income tax rate was a benefit of 10.9%, a benefit of 20.6% and a benefit of 81.7% in 2010, 2009 and 2008, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for 2010, 2009 and 2008:

Millions of dollars	2010		2009		2008
Earnings / (loss) before income taxes and other items
United States	$(256)	(44% )	$(110)	(37% )	$(433)	(176% )
Foreign	842	144%	404	137%	679	276%

Earnings before income taxes and other items	$586	100%	$294	100%	$246	100%

Income tax rate computed at United States statutory rate	$205	35.0%	$103	35.0%	$86	35.0%
U.S. government tax incentives, including Energy Tax Credits	(230)	(39.3)	(125)	(42.5)	(105)	(42.6)
Foreign government tax incentives, including BEFIEX	(103)	(17.5)	(44)	(15.1)	(85)	(34.5)
Foreign tax rate differential	(46)	(7.8)	(31)	(10.6)	(23)	(9.4)
U.S. foreign tax credits	(28)	(4.8)	(19)	(6.3)	(182)	(73.9)
Valuation allowances	(9)	(1.6)	10	3.3	5	2.1
Deductible interest on capital	(7)	(1.2)	(15)	(5.1)	(33)	(13.4)
State and local taxes, net of federal tax benefit	(2)	(0.3)	1	0.3	(16)	(6.7)
Medicare Part D subsidy	—	—	12	4.0	—	—
Foreign withholding taxes	12	2.1	15	5.1	12	4.7
Non-deductible government settlements	33	5.6	—	—	—	—
U.S. tax on foreign dividends and subpart F income	49	8.4	10	3.6	164	66.6
Settlement of global tax audits	56	9.6	22	7.6	(21)	(8.6)
Other items, net	6	0.9	—	0.1	(3)	(1.0)

Income tax rate computed at effective worldwide tax rates	$(64)	(10.9)%	$(61)	(20.6)%	$(201)	(81.7)%

Current and deferred tax (benefits) / provisions

The following table summarizes our income tax (benefits) provision for 2010, 2009 and 2008:

	2010		2009		2008
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$(101)	$(204)	$11	$(182)	$5	$(309)
Foreign	204	41	115	(4)	66	50
State and local	(5)	1	(4)	3	12	(25)

	$98	$(162)	$122	$(183)	$83	$(284)

Total income tax benefit		$(64)		$(61)		$(201)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

United States government tax incentives

On December 17, 2010, The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Tax Relief Act”) was signed into law. The Tax Relief Act renews the Research Tax Credit that expired at the end of 2009 to apply to 2010 and 2011. A Research Tax Credit benefit of approximately $8 million was recognized in 2010. The Tax Relief Act also extends the Energy Tax Credit for 2011. As a result, we expect to earn approximately $300 million of these Energy Tax Credits during 2011.

On October 3, 2008, The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act includes a wide-range of provisions that are intended to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the many provisions of this legislation are manufacturers’ tax credits for the accelerated United States production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed certain Energy Star thresholds for energy and water conservation levels as set by the United States Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2008 to 2010 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We have historically, and will continue to, invest over 2% of our annual sales in research and development to provide innovative and energy efficient products that meet these standards for our customers. As a result, during 2010, 2009 and 2008 we recognized a tax credit benefit under the provisions of the Act related to the production of qualifying appliances. Including the Energy Credit, total general business tax credits recognized during 2010 reduced our effective tax rate by 39.3%.

Foreign government tax incentives

Our Brazilian operations earned tax credits under a Brazilian government’s export incentive program. These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. Based on a recalculation of available credits and a favorable court decision in December 2005, we were able to recognize approximately $225 million, $69 million and $168 million of export credits during 2010, 2009 and 2008, respectively. As of December 31, 2010, approximately $540 million of export credits remain. We recognize credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. BEFIEX credits are not subject to income taxes.

Settlement of global tax audits

We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant United States federal, state, local or foreign income tax examinations by tax authorities for years before 2005.

United States tax on foreign dividends

We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $165 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $2.4 billion at December 31, 2010. Should we make a distribution out of the $2.4 billion of unremitted earnings, we would be subject to additional United States taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings.

Valuation allowances

At December 31, 2010, we had net operating loss carryforwards of $2,002 million, $1,146 million of which were United States state net operating loss carryforwards. Of the total net operating loss carryforwards, $611 million do not expire, with substantially all of the remaining carryforwards expiring in various years

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

through 2030. As of December 31, 2010, we had $175 million of foreign tax credit carryforwards and $555 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2015 and 2030.

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $193 million at December 31, 2010 consists of $173 million of net operating loss carryforward deferred tax assets and $20 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.

Deferred tax liabilities and assets

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2010 and 2009:

Millions of dollars	2010	2009
Deferred tax liabilities
Intangibles	$577	$622
Property, plant and equipment	103	185
LIFO inventory	54	55
Other	256	233

Total deferred tax liabilities	990	1,095

Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	555	317
Pensions	455	514
Loss carryforwards	351	595
Postretirement obligations	252	302
Foreign tax credit carryforwards	175	47
Research and development capitalization	153	77
Employee payroll and benefits	139	150
Accrued expenses	77	66
Product warranty accrual	68	56
Receivable and inventory allowances	48	57
Other	212	274

Total deferred tax assets	2,485	2,455

Valuation allowances for deferred tax assets	(193)	(180)

Deferred tax assets, net of valuation allowances	2,292	2,275

Net deferred tax assets	$1,302	$1,180

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Unrecognized tax benefits

The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2010	2009	2008
Balance, January 1	$157	$119	$189
Additions for tax positions of the current year	2	41	4
Additions for tax positions of prior years	83	25	19
Reductions for tax positions of prior years	(50)	(16)	(56)
Settlements during the period	(1)	(2)	(37)
Lapses of applicable statute of limitation	(1)	(10)	—

Balance, December 31	$190	$157	$119

Additions for tax positions of prior years in 2010 includes $43 million of unrecognized tax positions related to United States transfer pricing and Brazilian income tax on export profits.

Additions for tax positions in 2009 include $7 million of unrecognized tax benefits related to our 2009 settlement with the Brazilian competition commission. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

It is reasonably possible that certain unrecognized tax benefits of $23 million could be settled with various related jurisdictions during the next 12 months.

We recognize charges related to interest and penalties for unrecognized tax benefits as a component of income tax expense, which totaled $62 million, $32 million and $25 million in 2010, 2009 and 2008, respectively.

(12) PENSION AND POSTRETIREMENT MEDICAL BENEFITS PLANS

We have funded and unfunded defined benefit pension plans that cover substantially all of our North American employees and certain European, Asian and Brazilian employees. The formula for United States salaried employees covered under the qualified defined benefit plan sponsored by Whirlpool was based on years of service and final average salary, while the formula for United States hourly employees covered under the defined benefit plans sponsored by Whirlpool was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the qualified and nonqualified defined benefit plans sponsored by Maytag, including a cash balance formula. The United States plans are frozen for the majority of participants. In addition, we sponsor an unfunded Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees defined pension benefits that supplement those provided by the company’s other retirement plans.

A defined contribution plan is being provided to all United States employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost. Employer matching contributions to our defined contribution plan were suspended during the March 2009 quarter and were re-instated during the March 2010 quarter. Our contributions during 2010, 2009 and 2008 were $65 million, $40 million and $70 million, respectively.

We provide postretirement health care benefits for eligible retired United States employees. Eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health care plans are contributory with participants’ contributions

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

adjusted annually and generally include cost-sharing provisions that limit our exposure for recent and future retirees. The plans are unfunded. We reserve the right to modify the benefits in the future. We provide no significant postretirement medical benefits to non-United States employees.

Pensions and Postretirement Medical Benefit Plans

Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Funded status
Fair value of plan assets	$2,288	$2,273	$172	$179	$—	$—
Benefit obligations	3,605	3,637	389	383	671	761

Funded status	$(1,317)	$(1,364)	$(217)	$(204)	$(671)	$(761)

Amounts recognized in the statement of financial position
Noncurrent asset	$—	$—	$5	$7	$—	$—
Current liability	(7)	(6)	(13)	(12)	(61)	(68)
Noncurrent liability	(1,310)	(1,358)	(209)	(199)	(610)	(693)

Amount recognized	$(1,317)	$(1,364)	$(217)	$(204)	$(671)	$(761)

Amounts recognized in accumulated other comprehensive income (pre-tax)
Net actuarial loss	$1,255	$1,305	$68	$54	$2	$45
Prior service (credit)/cost	(27)	(29)	5	4	(224)	(276)
Transition (asset)/obligation	—	—	(1)	(1)	1	1

Amount recognized	$1,228	$1,276	$72	$57	$(221)	$(230)

Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Benefit obligation, beginning of year	$3,637	$3,547	$383	$342	$761	$904
Service cost	3	11	6	6	9	11
Interest cost	200	206	20	20	38	48
Plan participants’ contributions	—	—	2	2	17	18
Actuarial loss/(gain)	57	190	20	20	(40)	(2)
Gross benefits paid	(292)	(307)	(45)	(30)	(74)	(88)
less: federal subsidy on benefits paid	—	—	—	—	1	2
Plan amendments	—	—	2	1	(43)	(113)
New plans	—	2	10	—	—	—
Special termination benefits	—	1	—	—	—	—
Curtailment loss (gain)	—	—	(1)	2	—	(25)
Settlements	—	(13)	(1)	(4)	—	—
Foreign currency exchange rates	—	—	(7)	24	2	6

Benefit obligation, end of year	$3,605	$3,637	$389	$383	$671	$761

Accumulated benefit obligation, end of year	$3,594	$3,633	$359	$367	$—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2010	2009	2010	2009	2010	2009
Fair value of plan assets, beginning of year	$2,273	$2,212	$179	$156	$—	$—
Actual return on plan assets	266	229	10	17	—	—
Employer contribution	41	152	26	24	57	70
Plan participants’ contributions	—	—	2	2	17	18
Gross benefits paid	(292)	(307)	(45)	(30)	(74)	(88)
Settlements	—	(13)	(1)	(4)	—	—
Foreign currency exchange rates	—	—	1	14	—	—

Fair value of plan assets, end of year	$2,288	$2,273	$172	$179	$—	$—

Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$3	$11	$14	$6	$6	$7	$9	$11	$21
Interest cost	200	206	211	20	20	22	38	48	66
Expected return on plan assets	(190)	(198)	(240)	(11)	(11)	(11)	—	—	—
Amortization:
Actuarial loss	30	35	12	2	3	1	1	1	1
Prior service cost/(credit)	(3)	—	—	1	1	1	(33)	(32)	(25)
Special termination benefit	—	1	—	—	—	—	—	—	—
Curtailment loss/(gain)	—	7	1	—	—	(7)	(62)	(95)	(17)
Settlement loss/(gain)	—	4	2	3	(1)	—	—	—	—

Net periodic benefit cost	$40	$66	$—	$21	$18	$13	$(47)	$(67)	$46

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March and June 2010 quarters, we recognized curtailment gains of $29 million and $33 million, respectively. The announcement also triggered a curtailment loss of $7 million within our pension plan for Evansville hourly employees, which was recognized during the September 2009 quarter. The curtailment gains and loss were recognized in our Consolidated Statement of Income as a component of cost of products sold with an offset in our Consolidated Balance Sheet to other comprehensive income, net of tax.

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

During 2008, we recognized a curtailment gain of $7 million related to the conversion of our Mexico defined benefit plan to a defined contribution plan. Additionally, we recognized a curtailment gain of $17 million in our United States postretirement health care plan as a result of the reduction in force announced on October 27, 2008. See Note 10 for additional information regarding our restructuring initiatives.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Pre-Tax) in 2010

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial (gain)/loss	$(20)	$18	$(42)
Actuarial (loss)/gain recognized during the year	(30)	(5)	(1)
Current year prior service cost/(credit)	—	2	(43)
Prior service credit/(cost) recognized during the year	3	(1)	95

Total recognized in other comprehensive income (pre-tax)	$(47)	$14	$9

Total recognized in net periodic benefit costs and other comprehensive income (pre-tax)	$(7)	$35	$(38)

Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Income into Net Periodic Pension Cost in 2011

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$31	$3	$1
Prior service (credit)/cost	(3)	1	(30)

Total	$28	$4	$(29)

Assumptions

Weighted-average assumptions used to determine benefit obligation at end of year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.60%	5.75%	2.3% -10.8%	2.5-11.9%	5.25%	5.30%
Rate of compensation increase	4.50%	4.50%	2.0% - 6.6%	2.0-7.1%	—	—
Health care cost trend rate
Initial rate	—	—	—	—	8.00%	8.00%
Ultimate rate	—	—	—	—	5.00%	5.00%
Years to ultimate	—	—	—	—	4	5

Weighted-average assumptions used to determine net periodic cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.75%	6.05%	6.15%	2.5% - 11.9%	1.5-13.2%	3.5-11.3%	5.30/ 5.20/ 4.60%	5.10/5.95/6.20%	6.05/6.55%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%	4.5% - 11.3%	4.0-11.3%	4.5-11.3%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50/3.00%	2.0% - 7.1%	2.0-7.1%	2.0-7.1%	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	—	—	8.00%	8.00%	8.50%
Ultimate rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Years to ultimate	—	—	—	—	—	—	5	6	7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Discount rate

For our United States pension plans, the discount rate for 2010 was selected using a hypothetical portfolio of high quality bonds at December 31 that would provide the necessary cash flows to match our projected benefit payments. Prior to 2009, the discount rate was selected using a cash flow matching technique where projected benefit payments were matched to a yield curve based on high quality bond yields as of the measurement date. For our foreign pension plans, the discount rate was selected using high quality bond yields for the respective country or region covered by the plan.

Expected return on plan assets

In the United States, the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1927 through 2010 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.

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

Estimated impact of one percentage-point change in assumed health care cost trend rate

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$2	$(2)
Effect on postretirement benefit obligations	33	(30)

Cash Flows

Funding Policy

Our funding policy is to contribute to our United States pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we may determine to be appropriate. In certain countries other than the United States, the funding of pension plans is not common practice. Contributions to our United States pension plans may be made in the form of cash or company stock. We have several unfunded non-United States pension plans. We pay for retiree medical benefits as they are incurred.

Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits(1)	Foreign Pension Benefits
2011	$300	$9

[1]	Contributions include $155 million of minimum contributions required by law.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2011	$272	$24	$60
2012	259	25	60
2013	260	26	60
2014	260	32	60
2015	258	24	59
2016-2020	1,287	150	259

Plan Assets

Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for plan assets is generally 60% equity and 40% fixed income, with exceptions for certain foreign pension plans. Of the target allocation for equity securities, approximately 50% is allocated to United States large-cap, 30% to international equity, 13% to United States mid and small-cap companies and 7% in venture capital). The target allocation for fixed income is allocated evenly with 50% to corporate bonds and 50% to United States treasury and other government securities. The fixed income securities duration is intended to match that of our United States pension liabilities.

The fair values of our pension plan assets at December 31, 2010 and 2009, by asset category were as follows:

	December 31,
Millions of dollars	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Cash and cash equivalents	$6	$105	$—	$—	$—	$—	$6	$105
Government and government agency securities (a)
U.S. securities	—	—	394	333	—	—	394	333
International securities	—	—	17	51	—	—	17	51
Corporate bonds and notes (a)
U.S. companies	—	—	387	404	—	—	387	404
International companies	—	—	131	110	—	—	131	110
Equity securities (b)
U.S. companies	215	187	—	—	—	—	215	187
International companies	79	45	—	216	—	—	79	261
Mutual funds (c)	118	104	—	—	—	—	118	104
Common and collective funds (d)
U.S. equity securities	—	—	555	583	—	—	555	583
International equity securities	—	—	319	129	—	—	319	129
Short-term investment fund	—		34		—		34
Limited partnerships (e)
U.S. private equity investments	—	—	—	—	116	93	116	93
Diversified fund of funds	—	—	—	—	41	34	41	34
Emerging growth	—	—	—	—	17	26	17	26
Real estate (f)	—	—	9	7	—	—	9	7
All other investments	—	—	22	25	—	—	22	25

	$418	$441	$1,868	$1,858	$174	$153	$2,460	$2,452

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(a)	Valued by pricing vendors, who use proprietary models to estimate the price a dealer would pay to buy a security using significant observable inputs, such as interest rates, yield curves, and credit risk.

(b)	Valued using the closing stock price on a national securities exchange, which reflects the last reported sales price on the last business day of the year.

(c)	Valued using the net asset value (NAV) of the fund, which is based on the fair value of underlying securities. The fund primarily invests in a diversified portfolio of equity securities issued by non-U.S. companies.

(d)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.

(e)	Valued at estimated fair value based on the proportionate share of the limited partnerships fair value, as determined by the general partner.

(f)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2009	$153
Realized losses	(19)
Unrealized gains	28
Purchases, sales, issuances	12

Balance, December 31, 2010	$174

Additional Information

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2010 and 2009 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2010	2009	2010	2009
Projected benefit obligation	$3,605	$3,637	$276	$307
Fair value of plan assets	2,288	2,273	53	96

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2010	2009	2010	2009
Projected benefit obligation	$3,605	$3,637	$253	$299
Accumulated benefit obligation	3,594	3,633	244	288
Fair value of plan assets	2,288	2,273	45	89

(13) OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as all other restructuring expenses. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.

Sales activity with Lowe’s, a North American major home appliance retailer, represented 10%, 9% and 8% of consolidated net sales in 2010, 2009, and 2008, respectively. Related receivables were 14% of consolidated trade receivables as of December 31, 2010 and 2009. Sales activity with Sears, a North American major home appliance retailer, represented 8%, 10% and 11% of consolidated net sales in 2010, 2009, and 2008, respectively. Related receivables were 9% and 11% of consolidated trade receivables as of December 31, 2010 and 2009, respectively.

We conduct business in two countries, the United States and Brazil, that individually comprised over 10% of consolidated net sales within the last three years. The following table summarizes net sales and property by country:

Millions of dollars	United States	Brazil	All Other Countries	Total
2010:

Sales to external customers	$8,221	$3,290	$6,855	$18,366
Property	1,122	453	1,559	3,134

2009:

Sales to external customers	$8,174	$2,530	$6,395	$17,099
Property	1,100	431	1,586	3,117

2008:

Sales to external customers	$9,127	$2,415	$7,365	$18,907
Property	1,101	322	1,562	2,985

As disclosed in Note 1, during the March 2009 quarter we changed our method of depreciation prospectively for substantially all long-lived production machinery and equipment to a modified units of production depreciation method. Under this method, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. Prior to 2009, all machinery and equipment was depreciated using the straight-line method. We believe depreciating machinery and equipment based on units of production is a preferable method as it best matches the usage of assets with the revenues derived from those assets. As a result, our depreciation expense by operating segment decreased for 2009 as follows: North America - $46 million, Europe - $25 million, Latin America - $11 million and Asia - $1 million, for a total of $83 million. Net of amounts capitalized into ending inventories, operating profit increased for 2009 as follows: North America - $41 million, Europe - $19 million, Latin America - $11 million and Asia - $1 million, for a total of $72 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs. These restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the tables below.

	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	Europe	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2010	$9,784	$4,694	$3,227	$855	$(194)	$18,366
2009	9,592	3,705	3,338	654	(190)	17,099
2008	10,781	3,704	4,016	593	(187)	18,907
Intersegment sales
2010	$201	$233	$257	$197	$(888)	$—
2009	142	237	339	169	(887)	—
2008	148	219	336	161	(864)	—
Depreciation and amortization
2010	$297	$92	$107	$20	$39	$555
2009	280	77	107	18	43	525
2008	329	96	131	22	19	597
Restructuring costs (see Note 10)
2010	$42	$2	$28	$—	$2	$74
2009	35	5	74	10	2	126
2008	56	7	78	2	6	149
Operating profit (loss)
2010	$461	$668	$102	$34	$(257)	$1,008
2009	560	363	21	30	(286)	688
2008	199	478	149	10	(287)	549
Total assets
2010	$8,163	$3,618	$3,144	$775	$(116)	$15,584
2009	8,123	2,887	3,216	690	178	15,094
2008	8,038	2,094	3,592	639	(831)	13,532
Capital expenditures
2010	$330	$108	$98	$22	$35	$593
2009	276	78	116	13	58	541
2008	253	100	156	21	17	547

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
Millions of dollars, except per share data	Dec. 31		Sept. 30		Jun. 30		Mar. 31
	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	$5,041	$4,864	$4,519	$4,497	$4,534	$4,169	$4,272	$3,569
Cost of products sold	4,375	4,176	3,871	3,877	3,773	3,615	3,633	3,045
Net earnings	178	102	83	93	215	86	174	73
Net earnings available to Whirlpool	171	95	79	87	205	78	164	68

Per share of common stock: (1)
Basic net earnings	2.23	1.26	1.04	1.17	2.69	1.05	2.17	0.92
Diluted net earnings	2.19	1.24	1.02	1.15	2.64	1.04	2.13	0.91
Dividends	0.43	0.43	0.43	0.43	0.43	0.43	0.43	0.43

Market price range of common stock: [2]
High	$91.28	$85.01	$96.90	$73.84	$118.44	$49.96	$91.11	$49.08
Low	72.95	65.37	71.00	41.34	86.86	28.44	73.30	19.19
Close	88.83	80.66	80.96	69.96	87.82	42.56	87.25	29.59

[1]	The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.
[2]	Composite price as reported by the New York Stock Exchange.

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
February 14, 2011

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

The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2010.

Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page F-62.

/S/ JEFF M. FETTIG	/S/ ROY W. TEMPLIN
Jeff M. Fettig	Roy W. Templin
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 14, 2011	February 14, 2011

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 1 and 13 of the notes to the consolidated financial statements, effective January 1, 2009, the Company changed its method of depreciation for machinery and equipment from straight-line to modified units of production.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Chicago, Illinois

February 14, 2011

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Whirlpool Corporation

We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

Chicago, Illinois

February 14, 2011

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

WHIRLPOOL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2010, 2009 and 2008

(millions of dollars)

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions —Describe	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts— accounts receivable	$76	$17	$—	$(27)—A	$66

Year Ended December 31, 2009:
Allowance for doubtful accounts— accounts receivable	66	28	—	(18)—A	76

Year Ended December 31, 2008:
Allowance for doubtful accounts— accounts receivable	83	29	—	(46)—A	66

Note A—The amounts represent accounts charged off, less recoveries of $0 in 2010 through 2008, translation adjustments and transfers.

ANNUAL REPORT ON FORM 10-K

ITEMS 15(a)(3) and 15(c)

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2010

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

4(vi)	Tenth Supplemental Indenture dated as of December 30, 2010, between Maytag Corporation, Whirlpool Corporation and The Bank of New York Mellon Trust Company, N.A.

4(vii)

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

10(iii)(g)	Nonemployee Director Stock Option Form of Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Quarterly Report on Form 10-Q filed on April 24, 2008]

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on April 26, 2010]

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

Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007). (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement for the 2007 annual meeting of stockholders]

Number and Description of Exhibit
10(iii)(n)

Omnibus Equity Plans 409A Amendment (effective December 19, 2008). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(o)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2010]

10(iii)(p)

Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

10(iii)(q)

Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(r)

Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(s)

Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001]

10(iii)(t)

Addendum to Whirlpool Corporation Special Retention Program Features (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(u)

Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K filed on January 25, 2005]

10(iii)(v)

Form of Restricted Stock Unit Agreement (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on June 21, 2010]

10(iii)(w)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 23, 2010]

10(iii)(x)	Whirlpool Corporation Performance Excellence Plan. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2009]

10(iii)(y)

Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(z)

Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(aa)

Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009]

Number and Description of Exhibit
10(iii)(bb)

Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 1994). (Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

10(iii)(cc)

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

10(iii)(ff)	Whirlpool Corporation Form of Indemnity Agreement. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2006]

10(iii)(gg)	Employment Agreement with Jose A. Drummond dated October 1, 2008. (Z)

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

E-4