Form 10-Q
period 2011-03-31
WHIRLPOOL CORP /DE/
filed 2011-04-27
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).	Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 21, 2011
Common stock, par value $1 per share	76,224,566

QUARTERLY REPORT ON FORM 10-Q

WHIRLPOOL CORPORATION

Three Months Ended March 31, 2011

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this report, including those within the forward-looking perspective section within the Management’s Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, sales efforts and legal contingencies. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three months ended March 31

(Millions of dollars, except per share data)

	2011	2010
Net sales	$4,401	$4,272

Expenses
Cost of products sold	3,778	3,633

Gross margin	623	639
Selling, general and administrative	380	371
Intangible amortization	7	7
Restructuring costs	8	20

Operating profit	228	241

Other income (expense)
Interest and sundry income (expense)	(19)	(12)
Interest expense	(54)	(58)

Earnings before income taxes and other items	155	171
Income tax benefit	(24)	(3)

Earnings before equity earnings	179	174
Equity in loss of affiliated companies	(1)	—

Net earnings	178	174
Less: Net earnings available to noncontrolling interests	(9)	(10)

Net earnings available to Whirlpool	$169	$164

Per share of common stock
Basic net earnings available to Whirlpool	$2.21	$2.17

Diluted net earnings available to Whirlpool	$2.17	$2.13

Dividends	$0.43	$0.43

Weighted-average shares outstanding (in millions)
Basic	76.7	75.4
Diluted	77.9	76.8

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except share data)

	(Unaudited) March 31, 2011	December 31, 2010
Assets

Current assets
Cash and equivalents	$1,026	$1,368
Accounts receivable, net of allowance of $70 and $66 in 2011 and 2010	2,347	2,278
Inventories	2,938	2,792
Deferred income taxes	219	204
Prepaid and other current assets	671	673

Total current assets	7,201	7,315

Property, net of accumulated depreciation of $6,882 and $6,660 in 2011 and 2010	3,174	3,134
Goodwill	1,732	1,731
Other intangibles, net of accumulated amortization of $154 and $146 in 2011 and 2010	1,786	1,789
Deferred income taxes	1,393	1,305
Other noncurrent assets	323	310

Total assets	$15,609	$15,584

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,572	$3,660
Accrued expenses	652	671
Accrued advertising and promotions	265	426
Employee compensation	512	467
Notes payable	2	2
Current maturities of long-term debt	313	312
Other current liabilities	621	611

Total current liabilities	5,937	6,149

Noncurrent liabilities
Long-term debt	2,193	2,195
Pension benefits	1,510	1,519
Postretirement benefits	607	610
Other noncurrent liabilities	790	791

Total noncurrent liabilities	5,100	5,115

Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 106 million shares issued and 76 million shares outstanding in 2011 and 2010	106	106
Additional paid-in capital	2,171	2,156
Retained earnings	4,816	4,680
Accumulated other comprehensive loss	(803)	(893)
Treasury stock, 30 million shares in 2011 and 2010	(1,823)	(1,823)

Total Whirlpool stockholders’ equity	4,467	4,226

Noncontrolling interests	105	94

Total stockholders’ equity	4,572	4,320

Total liabilities and stockholders’ equity	$15,609	$15,584

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended March 31

(Millions of dollars)

	2011	2010
Operating activities
Net earnings	$178	$174
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	141	134
Curtailment gain	—	(29)
Changes in assets and liabilities:
Accounts receivable	(21)	24
Inventories	(94)	(271)
Accounts payable	(163)	66
Accrued advertising and promotions	(166)	(164)
Product recall	(11)	73
Taxes deferred and payable, net	(65)	(7)
Accrued pension	(11)	(3)
Employee compensation	41	85
Other	(53)	(11)

Cash (used in) provided by operating activities	(224)	71

Investing activities
Capital expenditures	(115)	(146)
Investment in related businesses	(7)	(5)
Proceeds from sale of assets	3	1

Cash used in investing activities	(119)	(150)

Financing activities
Dividends paid	(33)	(33)
Common stock issued	8	7
Repayments of long-term debt	(3)	(46)
Net repayments of short-term borrowings	(1)	(6)
Purchase of noncontrolling interest shares	—	(12)

Cash used in financing activities	(29)	(90)

Effect of exchange rate changes on cash and equivalents	30	(20)

Decrease in cash and equivalents	(342)	(189)
Cash and equivalents at beginning of period	1,368	1,380

Cash and equivalents at end of period	$1,026	$1,191

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

General Information

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2010.

We have eliminated all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company. We did not control any company in which we had an ownership interest of 50% or less for any period presented in our Consolidated Financial Statements.

Management believes that the accompanying Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform with current year presentation.

Issued but Not Yet Effective Accounting Pronouncements

Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.

(2) FAIR VALUE MEASUREMENTS

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

Millions of dollars	Total		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Valuation Technique
	2011	2010	2011	2010	2011	2010	2011	2010
Money market funds(1)	$127	$414	$127	$414	$—	$—	$—	$—	(a	)
Net derivative contracts	116	125	—	—	116	125	—	—	(a	)
Available for sale investments	33	25	33	25	—	—	—	—	(a	)

(1)	Money market funds are primarily comprised of United States government obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

Other Fair Value Measurements

The fair value of long-term debt (including current maturities) was $2,731 million and $2,716 million at March 31, 2011 and December 31, 2010, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

(3) INVENTORIES

Millions of dollars	March 31, 2011	December 31, 2010
Finished products	$2,425	$2,314
Raw materials and work in process	661	627

	3,086	2,941
Less excess of FIFO cost over LIFO cost	(148)	(149)

Total inventories	$2,938	$2,792

LIFO inventories represented 40% and 43% of total inventories at March 31, 2011 and December 31, 2010.

(4) COMMITMENTS AND CONTINGENCIES

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

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve equal semiannual installments of $5 million through 2015. As of March 31, 2011 approximately $15 million has been paid.

In September 2010, the DOJ and Embraco entered into a plea agreement related to the DOJ’s investigation which was approved by the United States District Court for the Eastern District of Michigan in December 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated United States antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010. Embraco made the first payment of $16.8 million in January 2011. The five remaining annual payments of $15 million plus interest will be made during each fourth quarter through 2015.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

investigation by the European Commission or for any other matters related to these investigations, other than the amounts disclosed below. As of March 31, 2011, we have incurred, in the aggregate, charges of approximately $217 million related to the Brazilian, United States and other government actions, defense costs and other expenses. At March 31, 2011, $129 million remains accrued related to government actions. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

Brazilian Collection Dispute

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to documentation of a $25 million loan entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in 2005, and dismissed our counterclaim in 2007. The Federal Supreme Court denied any further appeal on our counterclaim in 2008. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $174 million based on the exchange rate as of March 31, 2011), plus judicial adjustments as discussed below, which could be significant and materially increase the potential exposure. We appealed this decision in 2008 given the strength of our legal arguments; however, we can have no assurance of a favorable outcome of the appeal due to the uncertainty of many variables, including whether or not our legal arguments will prevail on the application of the judicial adjustments. We have accrued an aggregate liability of $164 million as of March 31, 2011, based on outside counsel’s assessment of the expected outcome of the matter with the proper application of Brazilian law (which includes an additional $5 million of charges accrued and $3 million of foreign currency translation during the March 2011 quarter).

The amount of the final liability in any outcome of this matter may be materially different from the amount we have accrued based on: (A) the application of the following judicial adjustments that are the subject of our pending appeal (1) whether default interest is payable beginning from the date of the loan (1989) or the date of the collection action (2001) and whether or not default interest is capitalized annually, (2) the applicable percentage of default interest (1%/month, or 0.5%/month until 2003 and 1%/month thereafter due to a change in Brazilian law), (3) the percentage of any penalty under the loan documentation (2% vs. 10%) and what amounts, if any, are the subject of such penalty, and (4) the percentage of attorney fees that may be awarded to either party (an additional 3-20% of final judgment); and (B) a wide range of other factors, including (1) the length of the appeal process, (2) the uncertain legal and judicial environment, (3) monetary correction to adjust for inflation of approximately 5% per year, and (4) the continued volatility in the foreign currency exchange market. While we believe we have strong arguments on each of the disputed adjustments, if our appeal is unsuccessful and the court’s decision on the application of some or all of the judicial adjustments is unfavorable to us, our ultimate liability could be two to seven times greater than the amount we have accrued and could have a material adverse effect on our financial position, liquidity, or results of operations.

The timing of the appeals court decision is uncertain, and if any appeals of the appeals court’s decision are allowed, final resolution of the matter may take an estimated additional 18 to 36 months. We continue to aggressively defend the matter and seek to take other actions to minimize our potential exposure.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

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

The following table summarizes the changes in product warranty and recall reserves for the periods presented:

	Product Warranty		Product Recall		Total
Millions of dollars	2011	2010	2011	2010	2011	2010
Balance at January 1	$202	$187	$15	$2	$217	$189
Issuances/accruals during the period	84	88	—	77	84	165
Settlements made during the period	(87)	(92)	(4)	(4)	(91)	(96)
Other changes	—	7	(7)	—	(7)	7

Balance at March 31	$199	$190	$4	$75	$203	$265

Current portion	$156	$152	$4	$75	$160	$227
Non-current portion	43	38	—	—	43	38

Total	$199	$190	$4	$75	$203	$265

Product warranty and recall reserves are included in other current liabilities and other noncurrent liabilities.

During the March 2010 quarter we accrued $75 million related to a recall of 1.8 million dishwashers sold in the United States and Canada between 2006 and 2010. The recall is due to an electrical failure in the dishwasher’s heating element. During the March 2011 quarter, we revised the total cost of this recall from $75 million to $68 million as a result of lower than expected costs. These amounts were recorded in cost of products sold.

Our actual costs related to this recall will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration and whether costs will be recovered from the supplier.

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

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2011 and December 31, 2010, the guaranteed amounts totaled $407 million and $386 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.2 billion at March 31, 2011 and December 31, 2010. Our total outstanding bank indebtedness under guarantees totaled $2 million at March 31, 2011 and December 31, 2010.

On May 16, 2008, we guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The fair value of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

guarantee is nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.

(5) HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS

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

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is limited to the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or security on such contracts.

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

Interest rate risk

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2011 and December 31, 2010 there were no outstanding swap agreements.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at March 31, 2011 and December 31, 2010:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2011	2010	2011	2010	2011	2010		2011	2010
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,143	$909	$17	$13	$35	$31	(CF)/(FV)	24	15
Commodity swaps/options	477	539	115	129	2	2	(CF)/(FV)	21	24

Total derivatives accounted for as hedges			$132	$142	$37	$33

Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,397	$990	$22	$11	$5	$3		10	10
Commodity swaps/options	9	13	6	11	2	3		9	12

Total derivatives not accounted for as hedges			28	22	7	6

Total derivatives			$160	$164	$44	$39

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.

The following table summarizes the classification of derivative assets and liabilities in our Consolidated Balance Sheets at March 31, 2011 and December 31, 2010:

	Hedge Assets		Hedge Liabilities
	2011	2010	2011	2010
Current	$134	$135	$42	$39
Noncurrent	26	29	2	—

Total derivatives	$160	$164	$44	$39

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

The effects of derivative instruments on our Consolidated Statements of Income for the March 2011 and 2010 quarters are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss ) Recognized in OCI (Effective Portion)		Gain (Loss ) Reclassified from OCI into Income (Effective Portion) (1)			Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2011	2010	2011	2010		2011	2010
Foreign exchange forwards/options	$(6)	$(24)	$(6)	$(10)	(a)(b)	$—	$2
Commodity swaps/options	16	42	34	18	(b)	—	3

	$10	$18	$28	$8		$—	$5

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives(3)		Gain (Loss) Recognized on Related Hedged Items (3)		Hedged Item
	2011	2010	2011	2010
Foreign exchange forwards/options	$—	$(6)	$—	$6	Non-functional currency assets and liabilities

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges(4)
	2011	2010
Foreign exchange forwards/options	$17	$(9)
Commodity swaps	—	1

	$17	$(8)

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $80 million at March 31, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

(6) STOCKHOLDERS’ EQUITY

Comprehensive Income and Stockholders’ Equity

Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale securities.

The following table summarizes our comprehensive income for the periods presented:

	Three months ended March 31,
Millions of dollars	2011	2010
Net earnings as reported	$178	$174
Currency translation adjustments – net	106	(79)
Cash flow hedges – net	(12)	5
Pension and other postretirement benefits plans – net	(1)	(49)
Available for sale securities	(1)	9

Comprehensive income	270	60
Less: Comprehensive income available to noncontrolling interests	2	8

Comprehensive income available to Whirlpool	$268	$52

The following table summarizes the changes in stockholders’ equity for the March 2011 quarter:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2010	$4,320	$4,226	$94
Net earnings	178	169	9
Other comprehensive income	92	90	2

Comprehensive income	270	259	11

Common stock	—	—	—
Additional paid-in capital	15	15	—
Dividends declared on common stock	(33)	(33)	—

Stockholders’ equity, March 31, 2011	$4,572	$4,467	$105

Net Earnings per Share

Basic and diluted net earnings per share were calculated as follows:

	Three months ended March 31,
Millions of dollars and shares	2011	2010
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$169	$164

Denominator for basic earnings per share – weighted-average shares	76.7	75.4
Effect of dilutive securities – stock-based compensation	1.2	1.4

Denominator for diluted earnings per share – adjusted weighted-average shares	77.9	76.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. For the March 2011 and 2010 quarters, approximately 2.2 million and 2.0 million stock options were excluded from the calculation of diluted earnings per share because their exercise prices rendered them anti-dilutive.

(7) RESTRUCTURING CHARGES

Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $8 million and $20 million during the March 2011 and 2010 quarters, respectively. These charges are included in restructuring costs and consist primarily of charges to shift refrigeration, laundry and cooking capacity within North America and to reorganize the salaried workforce throughout Europe. Significant restructuring initiatives are discussed below.

On October 27, 2008, management committed to a workforce reduction plan. We incurred approximately $96 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $113 million as a result of this workforce reduction. We incurred no charges during the March 2011 or 2010 quarters. We do not anticipate any further charges related to this initiative. At March 31, 2011, we anticipate future cash impacts of approximately $3 million in 2011. For additional information about restructuring charges by operating segment, see Note 10 to the Consolidated Financial Statements.

On August 28, 2009, we announced changes to our North America manufacturing operations which resulted in the closure of our manufacturing facility in Evansville, Indiana in June 2010. We eliminated approximately 1,100 full-time positions as a result of the closure. We estimate that we will incur approximately $63 million in total costs in connection with the exit of this facility comprised of $18 million in employee termination costs, $13 million in equipment relocation costs, $14 million in asset impairment costs and $18 million in other associated costs. We incurred $4 million and $12 million associated with this closure during the March 2011 and 2010 quarters, respectively. We expect to recognize approximately $4 million of these costs during the remainder of 2011, all of which will result in future cash expenditures. We estimate that approximately $42 million of the estimated $63 million in total cost will result in cash expenditures.

The following table summarizes the changes to our restructuring liability balance for the March 2011 quarter:

Millions of dollars	January 1, Balance	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	March 31, Balance
Termination costs	$36	$3	$(12)	$—	$—	$1	$28
Non-employee exit costs	14	5	(3)	(3)	—	—	13

Total	$50	$8	$(15)	$(3)	$—	$1	$41

(8) INCOME TAXES

The effective income tax rate for the March 2011 quarter was a benefit of 15.5%, which includes approximately a 35 percentage point reduction from our statutory rate due to energy tax credits earned in the United States. The effective income tax rate for the March 2010 quarter was a benefit of 1.6%, which includes approximately a 17 percentage point reduction from our statutory rate due to energy tax credits earned in the United States. The increase in the benefit from 2010 is primarily due to favorable impacts from increased energy tax credits and audits and settlements.

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $37 million associated with certain tax examinations and other events.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

(9) PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic pension cost and the cost of other postretirement benefits for the March 2011 and 2010 quarters are as follows:

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010	2011	2010
Service cost	$—	$1	$2	$2	$2	$3
Interest cost	48	50	5	5	9	10
Expected return on plan assets	(48)	(47)	(3)	(3)	—	—
Amortization:
Actuarial loss	8	7	1	1	—	—
Prior service credit	(1)	(1)	—	—	(7)	(10)
Curtailment gain	—	—	—	—	—	(29)

Net periodic benefit cost	$7	$10	$5	$5	$4	$(26)

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. During the March 2010 quarter we recognized a curtailment gain of $29 million. The curtailment gain was recognized in our Consolidated Statement of Income as a component of cost of products sold with an offset in our Consolidated Balance Sheet to accumulated other comprehensive loss, net of tax.

(10) OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets, eliminations and restructuring expenses. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

The table below summarizes performance by operating segment for the March 2011 and 2010 quarters.

	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	Europe, Middle East and Africa	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2011	$2,258	$1,227	$743	$208	$(35)	$4,401
2010	2,251	1,141	739	192	(51)	4,272
Intersegment sales
2011	$52	$41	$50	$42	$(185)	$—
2010	48	60	79	40	(227)	—
Depreciation and amortization
2011	$72	$26	$26	$5	$12	$141
2010	70	23	26	4	11	134
Restructuring costs
2011	$6	$—	$2	$—	$—	$8
2010	12	—	7	—	1	20
Operating profit (loss)
2011	$59	$174	$25	$11	$(41)	$228
2010	94	167	27	11	(58)	241
Total assets
March 31, 2011	$8,112	$3,789	$3,175	$827	$(294)	$15,609
December 31, 2010	8,163	3,618	3,144	775	(116)	15,584
Capital expenditures
2011	$67	$17	$12	$4	$15	$115
2010	102	16	17	3	8	146

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABOUT WHIRLPOOL

Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues over $18 billion and net earnings available to Whirlpool of $619 million in 2010. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, Europe and Asia. Our customer base is characterized by large, sophisticated trade customers who have many choices and demand competitive products, services and prices.

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

As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products through stand-alone businesses that leverage our core competencies and business infrastructure.

RESULTS OF OPERATIONS

For the March 2011 quarter, consolidated net sales were $4.4 billion, increasing from $4.3 billion in 2010. Consolidated net earnings available to Whirlpool were $169 million or $2.17 per diluted share, compared to $164 million or $2.13 per diluted share in 2010. These results include significant increases in our raw materials costs, which we expect will continue throughout 2011.

Consolidated Net Sales

Consolidated net sales increased 3.0% for the March 2011 quarter compared to 2010, primarily due to an increase in units sold, favorable foreign currency and higher BEFIEX credits, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 1.3% in 2011.

The following table summarizes consolidated net sales by region:

	Consolidated Net Sales Three months ended March 31,			Units Sold (in thousands) Three months ended March 31,
Millions of dollars	2011	2010	Change	2011	2010	Change
North America	$2,258	$2,251	0.3%	6,155	5,900	4.3%
Latin America	1,227	1,141	7.6	2,901	2,905	(0.1)
Europe, Middle East and Africa	743	739	0.6	2,709	2,653	2.1
Asia	208	192	8.4	911	881	3.4
Other/eliminations	(35)	(51)	—	—	—	—

Consolidated	$4,401	$4,272	3.0%	12,676	12,339	2.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Significant regional trends were as follows:

•

North America net sales increased 0.3% compared to 2010, primarily due to a 4.3% increase in units sold, partially offset by unfavorable product price/mix. Foreign currency did not have a significant impact on North America net sales in 2011 compared to 2010.

•

Latin America net sales increased 7.6% compared to 2010, primarily due to the favorable impact of foreign currency and higher BEFIEX credits. We monetized $66 million and $41 million of BEFIEX credits during the March 2011 and 2010 quarters, respectively. We expect to continue recognizing credits as they are monetized. At March 31, 2011, $510 million of these export credits remain. Future actions by the Brazilian government could limit our ability to monetize these export credits. Excluding the impact of foreign currency, Latin America net sales increased 1.6% in 2011.

•

Europe, Middle East and Africa net sales increased 0.6% compared to 2010, primarily due to a 2.1% increase in units sold, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, Europe, Middle East and Africa net sales increased 0.4% in 2011.

•

Asia net sales increased 8.4% compared to 2010, primarily due to a 3.4% increase in units sold, favorable product price/mix and the favorable impact of foreign currency. Excluding the impact of foreign currency, Asia net sales increased 5.9% in 2011.

Gross Margin

The consolidated gross margin in the March 2011 quarter decreased compared to 2010, primarily due to unfavorable product price/mix and continued increases in raw material and oil-related costs, partially offset by continued productivity improvements and cost reduction initiatives, favorable foreign currency and higher BEFIEX credits recognized. In addition, our year-over-year gross margin comparison benefited from the net impact of certain one time items, including a 2010 dishwasher recall charge and a 2010 curtailment gain associated with a postretirement benefit plan that did not repeat in 2011.

The following table summarizes gross margin by region:

	Three months ended March 31,
Percentage of net sales	2011	2010	Change
North America	10.1%	11.2%	(1.1	)pts
Latin America	21.0	21.7	(0.7)
Europe, Middle East and Africa	13.0	14.0	(1.0)
Asia	18.4	18.2	0.2
Consolidated	14.1	15.0	(0.9)

Significant regional trends were as follows:

•

North America gross margin decreased compared to 2010, primarily due to unfavorable product price/mix and higher raw material and oil-related costs. These items were partially offset by productivity, favorable foreign currency and comparisons to previous year net charges of certain one time items. One time items totaling $53 million, or 2.3 percentage points, included the net impact for the 2010 dishwasher recall charge and a 2010 curtailment gain associated with a postretirement benefit plan.

•

Latin America gross margin decreased compared to 2010, primarily due to higher material and oil-related costs, partially offset by an increase in BEFIEX credits recognized and favorable foreign currency.

•

Europe, Middle East and Africa gross margin decreased compared to 2010, primarily due to higher raw material and oil-related costs and unfavorable product price/mix, partially offset by continued productivity improvements and cost reduction initiatives.

•	Asia gross margin increased compared to 2010, primarily due to favorable product price/mix, partially offset by higher raw materials costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Selling, General and Administrative

The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	Three months ended March 31,
Millions of dollars	2011	As a % of Net Sales	2010	As a % of Net Sales
North America	$162	7.2%	$152	6.7%
Latin America	84	6.9	80	7.0
Europe, Middle East and Africa	72	9.7	77	10.4
Asia	28	13.3	24	12.4
Corporate/other	34	—	38	—

Consolidated	$380	8.6%	$371	8.7%

For the March 2011 quarter, consolidated selling, general and administrative expenses, as a percent of consolidated net sales was comparable to 2010. Foreign currency accounted for approximately $8 million of the year-over-year increase.

Restructuring

Restructuring initiatives resulted in charges of $8 million for the March 2011 quarter due to ongoing efforts to optimize our global operating platform. These charges consist primarily of costs to shift refrigeration, laundry and cooking capacity within North America and to reorganize the salaried workforce throughout Europe. For additional information about restructuring activities see Note 7 to the Consolidated Financial Statements.

Interest and Sundry Income (Expense)

Interest and sundry income (expense) increased $7 million for the March 2011 quarter from a net expense of $12 million in 2010 to a net expense of $19 million in 2011, primarily due to lower net foreign currency gains.

Interest Expense

Interest expense decreased $4 million for the March 2011 quarter compared to 2010 primarily due to lower average debt levels.

Income Taxes

The effective income tax rate for the March 2011 quarter was a benefit of 15.5%, which includes approximately a 35 percentage point reduction from our statutory rate due to energy tax credits earned in the United States. The effective income tax rate for the March 2010 quarter was a benefit of 1.6%, which includes approximately a 17 percentage point reduction from our statutory rate due to energy tax credits earned in the United States. The increase in the benefit from 2010 is primarily due to favorable impacts from increased energy tax credits and audits and settlements.

Net Earnings Available to Whirlpool

Net earnings available to Whirlpool for the March 2011 quarter were $169 million or $2.17 per diluted share, compared to $164 million or $2.13 per diluted share in 2010 due to the factors described above.

FORWARD-LOOKING PERSPECTIVE

For 2011, we currently estimate earnings per diluted share to be in the range of $12.00 to $13.00, and free cash flow to be in the range of $400 million to $500 million. This outlook includes $200 million, or approximately $2.60 per diluted share, of BEFIEX credits and approximately $300 million to $350 million of United States energy tax credits, that we expect to earn during 2011. Our estimate of free cash flow includes contributions to our United States pension plans of approximately $300 million. The energy tax credits will not be monetized during 2011. In North America we expect industry demand to increase 2-3% and in Latin America we expect industry demand to increase 5-10%. In Europe and Asia we expect industry demand to increase 2-4% and 6-8%, respectively. Inflation is expected to increase material costs by approximately $400 million to $450 million, largely driven by increases in component parts, steel and base metals, such as copper, aluminum, zinc and nickel, plastic resins and oil-related materials. We expect to offset these higher costs with productivity improvements, price increases and new product introductions. Our innovation product pipeline continues to grow, consumer and trade response to our new product offerings has been positive and we continue to accelerate our global branded consumer products strategy of delivering relevant innovation to markets worldwide.

In recent weeks, earthquakes occurred off the northeast coast of Japan. While we do not have a significant operational presence in Japan and do not expect significant disruption to our supply chain, we continue to monitor this situation closely and are taking the necessary steps to minimize the business impact from this natural disaster.

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

Millions of dollars	2011 Outlook
Cash provided by operating activities	$997	—	$1,100
Capital expenditures	(600)	—	(650)
Proceeds from sale of assets/businesses	3	—	50

Free cash flow	$400	—	$500

FINANCIAL CONDITION AND LIQUIDITY

Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. The volume and timing of refrigeration and air conditioning sales impact our cash flows as we increase inventory to meet increased demand in the summer months.

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

We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, return to shareholders and potential acquisitions in our core business and/or strategic adjacent business opportunities. These priorities are aligned with our goal to return our credit ratings to pre-recession levels. Short term potential uses of liquidity include pension funding, of which approximately $300 million will be funded in 2011, funding approximately $650 million in term debt maturities over the next 15 months and potential funding of legal contingencies including the Embraco antitrust matters and the collection dispute in Brazil.

At March 31, 2011, there was no balance outstanding under our credit facility and we are in compliance with the financial covenants for all periods presented.

Sources and Uses of Cash

We expect to meet our cash needs for 2011 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $1.0 billion at March 31, 2011 compared to $1.2 billion at March 31, 2010.

Cash Flows from Operating Activities

The increase in cash used by operations includes higher international tax payments, timing of accounts receivable collections and changes in accounts payable resulting from production reductions implemented to adjust heightened year-end inventory to better match demand levels following weakening industry trends during the second half of 2010.

The timing of cash flows from operations vary significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter were in excess of our month-end balance.

During the March 2011 quarter, the European Parliament approved a directive that changes existing laws regarding supplier payment terms. The approved directive generally requires payment terms to be 30 days from the invoice date unless otherwise stated in the contract. An extension of up to 60 days is allowed if both parties agree to the terms. Countries within the European Union are required to adopt this directive within 2 years, however they are encouraged to adopt in 2011. Once adopted, these changes could affect our cash flows to suppliers and from customers. As our payment terms to affected suppliers are generally longer than from affected customers, we are currently analyzing whether this will have an impact to cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Cash Flows from Investing Activities

Cash used in investing activities during the March 2011 quarter totaled $119 million compared to $150 million in 2010. The decrease in cash used in investing activities was primarily due to lower capital spending in our North America segment as 2010 included higher capital spending related to new product launches.

Cash Flows from Financing Activities

Cash used in financing activities during the March 2011 quarter totaled $29 million compared to $90 million in 2010. The decrease in cash used during the March 2011 quarter is primarily due to lower repayments of short-term and long-term borrowings and the March 2010 quarter purchase of noncontrolling interest shares in our Latin America segment for $12 million.

Dividends

In April 2011, we announced an increase in our quarterly dividend on our common stock to 50 cents per share from 43 cents per share.

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

In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve equal semiannual installments of $5 million through 2015. As of March 31, 2011 approximately $15 million has been paid.

In September 2010, the DOJ and Embraco entered into a plea agreement related to the DOJ’s investigation which was approved by the United States District Court for the Eastern District of Michigan in December 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated United States antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010. Embraco made the first payment of $16.8 million in January 2011. The five remaining annual payments of $15 million plus interest will be made during each fourth quarter through 2015.

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

The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. As a result, we have not accrued for any liability with respect to the investigation by the European Commission or for any other matters related to these investigations, other than the amounts disclosed below. As of March 31, 2011, we have incurred, in the aggregate, charges of approximately $217 million related to the Brazilian,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

United States and other government actions, defense costs and other expenses. At March 31, 2011, $129 million remains accrued related to government actions. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

Brazilian Collection Dispute

In 1989, a Brazilian affiliate (now a subsidiary) brought an action against a financial institution in Brazil seeking a “Declaration of Non-Enforceability of Obligations” relating to documentation of a $25 million loan entered into without authority by a senior officer of the affiliate. In September 2000, an adverse decision in the declaratory action became final. In 2001, the financial institution began a collection action and we responded with a counterclaim. The lower court dismissed the counterclaim in 2002 and the Superior Court confirmed the lower court decision in 2005, and dismissed our counterclaim in 2007. The Federal Supreme Court denied any further appeal on our counterclaim in 2008. In late 2008, the lower court issued a decision in the collection action in favor of the financial institution in the amount of 283 million Brazilian reais (approximately $174 million based on the exchange rate as of March 31, 2011), plus judicial adjustments as discussed below, which could be significant and materially increase the potential exposure. We appealed this decision in 2008 given the strength of our legal arguments; however, we can have no assurance of a favorable outcome of the appeal due to the uncertainty of many variables, including whether or not our legal arguments will prevail on the application of the judicial adjustments. We have accrued an aggregate liability of $164 million as of March 31, 2011, based on outside counsel’s assessment of the expected outcome of the matter with the proper application of Brazilian law (which includes an additional $5 million of charges accrued and $3 million of foreign currency translation during the March 2011 quarter).

The amount of the final liability in any outcome of this matter may be materially different from the amount we have accrued based on: (A) the application of the following judicial adjustments that are the subject of our pending appeal (1) whether default interest is payable beginning from the date of the loan (1989) or the date of the collection action (2001) and whether or not default interest is capitalized annually, (2) the applicable percentage of default interest (1%/month, or 0.5%/month until 2003 and 1%/month thereafter due to a change in Brazilian law), (3) the percentage of any penalty under the loan documentation (2% vs. 10%) and what amounts, if any, are the subject of such penalty, and (4) the percentage of attorney fees that may be awarded to either party (an additional 3-20% of final judgment); and (B) a wide range of other factors, including (1) the length of the appeal process, (2) the uncertain legal and judicial environment, (3) monetary correction to adjust for inflation of approximately 5% per year, and (4) the continued volatility in the foreign currency exchange market. While we believe we have strong arguments on each of the disputed adjustments, if our appeal is unsuccessful and the court’s decision on the application of some or all of the judicial adjustments is unfavorable to us, our ultimate liability could be two to seven times greater than the amount we have accrued and could have a material adverse effect on our financial position, liquidity, or results of operations.

The timing of the appeals court decision is uncertain, and if any appeals of the appeals court’s decision are allowed, final resolution of the matter may take an estimated additional 18 to 36 months. We continue to aggressively defend the matter and seek to take other actions to minimize our potential exposure.

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

Antidumping Petitions

On March 30, 2011, we filed antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. Two Korean manufacturers, Samsung Electronics (Samsung) and LG Electronics (LG), export their production to the United States from manufacturing facilities in both Korea and Mexico. The purpose of these petitions is to establish conditions of fair competition in the U.S. market that will support significant

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

investment and innovation in the production of high-end refrigerators in the United States and the U.S. jobs created by that production. The Whirlpool products affected by this case are made in Amana, Iowa, where Whirlpool employs approximately 2,000 people. The antidumping petition was filed with the U.S. Department of Commerce and the International Trade Commission and requests an investigation into the production of bottom-mount refrigerators, which are being sold in the United States at substantially less than fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2010.

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

Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 4 to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 10(iii)(a)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Restricted Stock Unit Award Document

Exhibit 10(iii)(b)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Unit Award Document

Exhibit 10(iii)(c)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document

Exhibit 10(iii)(d)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award Document

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)

By	/s/ ROY W. TEMPLIN
Name:	Roy W. Templin
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 27, 2011