Form 10-Q
period 2011-06-30
WHIRLPOOL CORP /DE/
filed 2011-07-21
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (269) 923-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 21, 2011
Common stock, par value $1 per share	76,398,669

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Six Months Ended June 30, 2011

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (4) litigation and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (5) the effects and costs of governmental investigations or related actions by third parties; (6) the ability of Whirlpool to achieve its business plans, price increases, productivity improvements, cost control, leveraging of its global operating platform, and acceleration of the rate of innovation; (7) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (8) product liability and product recall costs; (9) the ability of Whirlpool to manage foreign currency fluctuations; (10) global, political and/or economic uncertainty and disruptions, especially in Whirlpool's significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (11) inventory and other asset risk; (12) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (13) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and post retirement benefit plans; (14) Whirlpool's ability to obtain and protect intellectual property rights; (15) information technology system failures and data security breaches; (16) the impact of labor relations; (17) our ability to attract, develop and retain executives and other qualified employees; and (18) changes in the legal and regulatory environment including environmental and health and safety regulations.

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
Unless otherwise indicated, the terms “Whirlpool,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Net sales	$4,730	$4,534	$9,130	$8,806
Expenses
Cost of products sold	4,061	3,773	7,839	7,406
Gross margin	669	761	1,291	1,400
Selling, general and administrative	425	401	805	772
Intangible amortization	7	7	14	14
Restructuring costs	14	22	22	42
Operating profit	223	331	450	572
Other income (expense)
Interest and sundry income (expense)	(538)	(69)	(556)	(81)
Interest expense	(55)	(55)	(109)	(113)
Earnings (loss) before income taxes and other items	(370)	207	(215)	378
Income tax benefit	(206)	(8)	(230)	(11)
Earnings (loss) before equity earnings	(164)	215	15	389
Equity in loss of affiliated companies	—	—	(1)	—
Net earnings (loss)	(164)	215	14	389
Less: Net earnings (loss) available to noncontrolling interests	(3)	10	6	20
Net earnings (loss) available to Whirlpool	$(161)	$205	$8	$369
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(2.10)	$2.69	$0.10	$4.87
Diluted net earnings (loss) available to Whirlpool	$(2.10)	$2.64	$0.10	$4.78
Dividends	$0.50	$0.43	$0.93	$0.86
Weighted-average shares outstanding (in millions)
Basic	76.8	76.2	76.7	75.8
Diluted	76.8	77.7	78.1	77.3

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and equivalents	$845	$1,368
Accounts receivable, net of allowance of $72 and $66, respectively	2,455	2,278
Inventories	3,071	2,792
Deferred income taxes	182	204
Prepaid and other current assets	662	673
Total current assets	7,215	7,315
Property, net of accumulated depreciation of $6,989 and $6,660, respectively	3,213	3,134
Goodwill	1,729	1,731
Other intangibles, net of accumulated amortization of $163 and $146, respectively	1,780	1,789
Deferred income taxes	1,633	1,305
Other noncurrent assets	344	310
Total assets	$15,914	$15,584
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,827	$3,660
Accrued expenses	1,262	671
Accrued advertising and promotions	312	426
Employee compensation	386	467
Notes payable	15	2
Current maturities of long-term debt	363	312
Other current liabilities	704	611
Total current liabilities	6,869	6,149
Noncurrent liabilities
Long-term debt	2,143	2,195
Pension benefits	1,312	1,519
Postretirement benefits	465	610
Other noncurrent liabilities	626	791
Total noncurrent liabilities	4,546	5,115
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 106 million shares issued and 76 million shares outstanding	106	106
Additional paid-in capital	2,184	2,156
Retained earnings	4,617	4,680
Accumulated other comprehensive loss	(687)	(893)
Treasury stock, 30 million shares	(1,822)	(1,823)
Total Whirlpool stockholders’ equity	4,398	4,226
Noncontrolling interests	101	94
Total stockholders’ equity	4,499	4,320
Total liabilities and stockholders’ equity	$15,914	$15,584

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30
(Millions of dollars)

	2011	2010
Operating activities
Net earnings	$14	$389
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	286	273
Curtailment gain	—	(62)
Settlement of Brazilian collection dispute	444	56
Changes in assets and liabilities:
Accounts receivable	(105)	(2)
Inventories	(199)	(577)
Accounts payable	33	331
Accrued advertising and promotions	(121)	(112)
Product recall	(13)	64
Taxes deferred and payable, net	(305)	(47)
Accrued pension	(205)	(9)
Employee compensation	(85)	(53)
Other	22	(81)
Cash (used in) provided by operating activities	(234)	170
Investing activities
Capital expenditures	(259)	(267)
Proceeds from sale of assets	20	9
Investment in related businesses	(7)	(18)
Other	(31)	—
Cash used in investing activities	(277)	(276)
Financing activities
Proceeds from borrowings of long-term debt	300	—
Repayments of long-term debt	(306)	(372)
Dividends paid	(71)	(66)
Purchase of noncontrolling interest shares	—	(12)
Common stock issued	14	72
Net proceeds from short-term borrowings	13	2
Other	(8)	(4)
Cash used in financing activities	(58)	(380)
Effect of exchange rate changes on cash and equivalents	46	(44)
Decrease in cash and equivalents	(523)	(530)
Cash and equivalents at beginning of period	1,368	1,380
Cash and equivalents at end of period	$845	$850

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1)BASIS OF PRESENTATION
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
Issued but Not Yet Effective Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update ("ASU") impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.
In May 2011, the FASB amended ASC 820, "Fair Value Measurement." This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.
(2)FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

Millions of dollars	Total		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Valuation Technique
	2011	2010	2011	2010	2011	2010	2011	2010
Money market funds(1)	$—	$414	$—	$414	$—	$—	$—	$—	(a)
Net derivative contracts	80	125	—	—	80	125	—	—	(a)
Available for sale investments	27	25	27	25	—	—	—	—	(a)
_________

(1)	Money market funds are primarily comprised of United States government obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2,712 million and $2,716 million at June 30, 2011 and December 31, 2010, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
(3)INVENTORIES

Millions of dollars	June 30, 2011	December 31, 2010
Finished products	$2,599	$2,314
Raw materials and work in process	631	627
	3,230	2,941
Less excess of FIFO cost over LIFO cost	(159)	(149)
Total inventories	$3,071	$2,792
LIFO inventories represented 41% and 43% of total inventories at June 30, 2011 and December 31, 2010.
(4)FINANCING ARRANGEMENTS
On June 7, 2011, we completed a debt offering of $300 million principal amount of 4.85% notes due June 15, 2021 (the “2021 Notes”). The proceeds from the 2021 Notes were used to repay $300 million of 6.125% notes that matured on June 15, 2011. The 2021 Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2021 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The 2021 Notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-157392) filed with the Securities and Exchange Commission on February 19, 2009.
On June 28, 2011, we entered into an Amended and Restated Long-Term Credit Agreement (the “Facility”). The Facility amends, restates, and extends our existing credit facility, scheduled to mature on August 13, 2012. The total commitment increased from $1.35 billion to $1.725 billion and the maturity date was extended to June 28, 2016. The Facility includes a letter of credit sublimit of $200 million. Borrowings under the Facility are available to us and our designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the Facility, if any, are guaranteed by Whirlpool Corporation. Interest under the Facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. At June 30, 2011, the margin was as follows: (1) 1.625% over LIBOR; (2) 0.625% over the prime rate; and (3) the unused commitment fee was 0.25%. At June 30, 2011 and 2010, we had no borrowings outstanding under the Facility or our previous credit facility and were in compliance with financial covenant requirements.
The Facility requires us to meet certain financial tests. Whirlpool's maximum rolling twelve month Leverage Ratio (defined in the Facility) is limited to 3.25 to 1.0 for each fiscal quarter. The rolling twelve month Interest Coverage Ratio (defined in the Facility) is required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter.
We paid lenders under the Facility an up-front fee of approximately $5 million, which combined with the unamortized deferred fees from the previous credit facility are being amortized over the remaining term of the Facility.

(5)COMMITMENTS AND CONTINGENCIES
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
In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve semiannual installments of approximately $5 million through 2015. As of June 30, 2011 approximately $15 million has been paid.
In September 2010, the DOJ and Embraco entered into a plea agreement related to the DOJ’s investigation which was approved by the United States District Court for the Eastern District of Michigan in December 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated United States antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010. Embraco made the first payment of $16.8 million in January 2011. The five remaining annual payments of $15.0 million plus interest will be made during each fourth quarter through 2015.
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
The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. We have now accrued for a loss with respect to the investigation by the European Commission and certain other matters because, based on recent developments, a minimum loss amount can now be reasonably estimated. As of June 30, 2011, we have incurred, in the aggregate, charges of approximately $306 million due to the Embraco antitrust matters, including defense costs and other expenses. These charges have been recorded within interest and sundry income (expense) when incurred. At June 30, 2011, $209 million remains accrued. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.

Brazilian Collection Dispute
We reached an agreement on June 22, 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court on July 8, 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais (equivalent to approximately $614 million as of June 30, 2011, which includes approximately $11 million of foreign currency translation), in two installments, the first of 469 million reais (equivalent to approximately $300 million as of June 30, 2011) was made on July 14, 2011, and the second of 490 million reais (equivalent to approximately $314 million as of June 30, 2011) is planned for the first quarter of 2012. The settlement amount is within the range between the previously disclosed accrual and the previously disclosed potential maximum exposure, and is being funded from available cash. We recorded an additional charge of approximately $439 million within interest and sundry income (expense) in the second quarter of 2011. The aggregate after tax earnings impact of the settlement is approximately $290 million, which was recognized in the June 2011 quarter.
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
Other Litigation
We are currently defending a number of class action suits in federal and state courts related to the manufacturing and sale of our products and alleging claims which include breach of warranty, fraud, violation of state consumer protection acts and negligence. We dispute the merits of these suits. We intend to vigorously defend these actions.
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

Product warranty and recall reserves are included in other current liabilities and other noncurrent liabilities. The following table summarizes the changes in product warranty and recall reserves for the periods presented:

	Product Warranty		Product Recall		Total
Millions of dollars	2011	2010	2011	2010	2011	2010
Balance at January 1	$202	$187	$15	$2	$217	$189
Issuances/accruals during the period	172	168	—	78	172	246
Settlements made during the period	(181)	(168)	(5)	(14)	(186)	(182)
Other changes	3	—	(9)	—	(6)	—
Balance at June 30	$196	$187	$1	$66	$197	$253
Current portion	$153	$151	$1	$66	$154	$217
Non-current portion	43	36	—	—	43	36
Total	$196	$187	$1	$66	$197	$253
During the March 2010 quarter we accrued $75 million related to a recall of 1.8 million dishwashers sold in the United States and Canada between 2006 and 2010. The recall is due to an electrical failure in the dishwasher’s heating element. During 2011, we revised the total cost of this recall from $75 million to $66 million, as a result of lower than expected costs. These amounts were recorded in cost of products sold. Our actual costs related to this recall will depend on several factors, including the number of consumers who respond to the recall, the costs of repair and administration and whether costs will be recovered from the supplier.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2011 and December 31, 2010, the guaranteed amounts totaled $344 million and $386 million, respectively. Our only recourse with respect to these arrangements would be legal or administrative collection efforts directed against the customer.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.1 billion at June 30, 2011 and $1.2 billion at December 31, 2010. Our total outstanding bank indebtedness under guarantees totaled $15 million at June 30, 2011 and $2 million at December 31, 2010.
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
(6)HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
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

Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is limited to the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post collateral or security on such contracts.
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
Interest rate risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2011 and December 31, 2010 there were no outstanding swap agreements.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at June 30, 2011 and December 31, 2010:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2011	2010	2011	2010	2011	2010		2011	2010
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,132	$909	$17	$13	$36	$31	(CF/FV)	21	15
Commodity swaps/options	375	539	76	129	3	2	(CF/FV)	18	24
Total derivatives accounted for as hedges			$93	$142	$39	$33
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,419	$990	$27	$11	$3	$3		7	10
Commodity swaps/options	5	13	3	11	1	3		6	12
Total derivatives not accounted for as hedges			30	22	4	6
Total derivatives			$123	$164	$43	$39

Current			$107	$135	$41	$39
Noncurrent			16	29	2	—
Total derivatives			$123	$164	$43	$39
_________________

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.
The effects of derivative instruments on our Consolidated Statements of Income are as follows:

	Three months ended June 30,					Three months ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)			Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2011	2010	2011	2010		2011	2010
Foreign exchange forwards/options	$(5)	$3	$(5)	$(6)	(a)(b)	$—	$—
Commodity swaps/options	(12)	(90)	47	16	(b)	—	(1)
	$(17)	$(87)	$42	$10		$—	$(1)

	Three months ended June 30,
Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives(3)		Gain (Loss) Recognized on Related Hedged Items (3)		Hedged Item
	2011	2010	2011	2010
Foreign exchange forwards/options	$1	$(1)	$(1)	$1	Non-functional currency assets and liabilities

	Three months ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges(4)
	2011	2010
Foreign exchange forwards/options	$27	$4

The effects of derivative instruments on our Consolidated Statements of Income are as follows:

	Six months ended June 30,					Six months ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)			Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2011	2010	2011	2010		2011	2010
Foreign exchange forwards/options	$(11)	$(21)	$(11)	$(16)	(a)(b)	$—	$2
Commodity swaps/options	4	(48)	63	34	(b)	—	2
	$(7)	$(69)	$52	$18		$—	$4

	Six months ended June 30,
Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives(3)		Gain (Loss) Recognized on Related Hedged Items (3)		Hedged Item
	2011	2010	2011	2010
Foreign exchange forwards/options	$1	$(7)	$(1)	$7	Non-functional currency assets and liabilities

	Six months ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges(4)
	2011	2010
Foreign exchange forwards/options	$44	$(5)
Commodity swaps	—	1
	$44	$(4)
_________________

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.

(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $49 million at June 30, 2011.

(7)STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss) and Stockholders’ Equity
The following table summarizes our comprehensive income (loss) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
Millions of dollars	2011	2010	2011	2010
Net earnings (loss) as reported	$(164)	$215	$14	$389
Currency translation adjustments – net	68	(150)	174	(229)
Cash flow hedges – net	(30)	(69)	(42)	(64)
Pension and other postretirement benefits plans – net	86	(13)	85	(62)
Available for sale securities	(6)	(13)	(7)	(4)
Comprehensive income (loss)	(46)	(30)	224	30
Less: Comprehensive income (loss) available to noncontrolling interests	8	9	10	17
Comprehensive income (loss) available to Whirlpool	$(54)	$(39)	$214	$13
The following table summarizes the changes in stockholders’ equity for the six months ended:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2010	$4,320	$4,226	$94
Net earnings	14	8	6
Other comprehensive income	210	206	4
Comprehensive income	224	214	10
Treasury stock	1	1	—
Additional paid-in capital	28	28	—
Dividends declared on common stock	(74)	(71)	(3)
Stockholders’ equity, June 30, 2011	$4,499	$4,398	$101

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Millions of dollars and shares	2011	2010	2011	2010
Numerator for basic and diluted earnings (loss) per share – net earnings (loss) available to Whirlpool	$(161)	$205	$8	$369
Denominator for basic earnings (loss) per share – weighted-average shares	76.8	76.2	76.7	75.8
Effect of dilutive securities – stock-based compensation	—	1.5	1.4	1.5
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares	76.8	77.7	78.1	77.3
Anti-dilutive stock options/awards excluded from earnings per share	3.4	0.8	2.1	1.1

(8)RESTRUCTURING CHARGES
Under our ongoing global operating platform initiatives, we implemented certain restructuring initiatives to strengthen our leadership position in the global appliance industry. We plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers. We incurred total restructuring charges of $14 million and $22 million during the June 2011 and 2010 quarters, respectively. During the six months ended June 30, 2011 and 2010, we incurred total restructuring charges of $22 million and $42 million, respectively. These charges are included in restructuring costs and consist primarily of charges to shift refrigeration, laundry and cooking capacity within North America and our combined European reorganizations. Significant restructuring initiatives are discussed below.
During the second quarter of 2011, we announced two changes to our European manufacturing operations. First we announced a workforce reduction of 190 employees through the end of 2011 in our German laundry facility. Second, we reached a decision to relocate production of dishwashers from Germany to Poland by January 1, 2012. We estimate that we will incur approximately $71 million in total costs during 2011 and 2012 in connection with these plans, comprised of $53 million in employee termination costs, $10 million in asset write-offs and $8 million in other associated costs. We recognized $11 million during the three and six months ended June 30, 2011 associated to these changes in our European manufacturing operations.
On August 28, 2009, we announced changes to our North America manufacturing operations which resulted in the closure of our manufacturing facility in Evansville, Indiana in June 2010. We eliminated approximately 1,100 full-time positions as a result of the closure. We estimate that we will incur approximately $61 million in total costs in connection with the exit of this facility comprised of $17 million in employee termination costs, $13 million in equipment relocation costs, $14 million in asset impairment costs and $17 million in other associated costs. Approximately $40 million of the estimated $61 million in total cost resulted in cash expenditures. We incurred $1 million and $10 million associated with this closure during the three months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010, we incurred $4 million and $22 million associated with this closure. We expect to recognize the remaining $2 million of these costs during the remainder of 2011, all of which will result in future cash expenditures.
On October 27, 2008, management committed to a workforce reduction plan. We incurred approximately $96 million in employee termination costs, $14 million in asset impairment costs and $3 million in other associated costs for a total of $113 million as a result of this workforce reduction. We incurred no charges during the six months ended June 30, 2011 and $4 million during the six months ended June 30, 2010. We anticipate future cash impacts of approximately $2 million in 2011. For additional information about restructuring charges by operating segment, see Note 11 to the Consolidated Financial Statements.
The following table summarizes the changes to our restructuring liability balance for the six months ended June 30, 2011:

Millions of dollars	Balance at January 1	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance at June 30
Termination costs	$36	$7	$(20)	$—	$—	$1	$24
Non-employee exit costs	14	15	(7)	(5)	—	1	18
Total	$50	$22	$(27)	$(5)	$—	$2	$42
(9)INCOME TAXES
The effective income tax rate for the three and six months ended June 30, 2011 was a benefit of 56% and 107%, respectively, compared to a benefit of 4% and 3% for the three and six months ended June 30, 2010, respectively. The increase in tax benefit from 2010 is primarily due to lower pre-tax earnings partially due to the tax deductible Brazilian collection dispute. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for the respective periods:

	Three months ended June 30,				Six months ended June 30,
Millions of dollars	2011		2010		2011		2010
Earnings (loss) before income taxes and other items	$(370)		$207		$(215)		$378
Income tax computed at United States statutory tax rate	$(130)	(35)%	$72	35%	$(75)	(35)%	$132	35%
U.S. government tax incentive - Energy Tax Credits	(79)	(21)%	(87)	(42)%	(133)	(62)%	(116)	(31)%
Foreign government tax incentive - BEFIEX	(28)	(7)%	(19)	(9)%	(39)	(18)%	(30)	(8)%
Other	31	7%	26	12%	17	8%	3	1%
Income tax computed at effective worldwide tax rates	$(206)	(56)%	$(8)	(4)%	$(230)	(107)%	$(11)	(3)%
Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $36 million associated with certain tax examinations and other events.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(10)PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic pension cost and the cost of other postretirement benefits for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010	2011	2010
Service cost	$—	$1	$2	$1	$2	$3
Interest cost	48	50	5	5	8	10
Expected return on plan assets	(48)	(47)	(3)	(2)	—	—
Amortization:
Actuarial loss	8	7	1	1	—	—
Prior service credit	(1)	(1)	—	—	(11)	(8)
Settlement and curtailment (gain) loss	—	—	—	—	—	(33)
Net periodic benefit cost (credit)	$7	$10	$5	$5	$(1)	$(28)

	Six months ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010	2011	2010
Service cost	$—	$1	$4	$3	$4	$5
Interest cost	96	100	10	10	17	20
Expected return on plan assets	(96)	(95)	(6)	(5)	—	—
Amortization:
Actuarial loss	16	15	2	1	—	—
Prior service credit	(2)	(1)	—	—	(18)	(17)
Settlement and curtailment (gain) loss	—	—	—	1	—	(62)
Net periodic benefit cost (credit)	$14	$20	$10	$10	$3	$(54)

During the June 2011 quarter, we modified retiree medical benefits for certain retirees, effective January 1, 2013, to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment, resulting in a reduction in the postretirement benefit obligation of $138 million with an offset to accumulated other comprehensive loss, net of tax.
On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. For the three and six months ended June 30, 2010 we recognized a curtailment gain of $33 million and $62 million. The curtailment gain was recognized in our Consolidated Statement of Income as a component of cost of products sold with an offset to accumulated other comprehensive loss, net of tax.

(11)	OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating profit (loss), which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets, eliminations and restructuring expenses. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
The tables below summarize performance by operating segment:

	Three months ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	Europe, Middle East and Africa	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2011	$2,370	$1,307	$841	$257	$(45)	$4,730
2010	2,539	1,043	739	263	(50)	4,534
Intersegment sales
2011	$56	$51	$46	$54	$(207)	$—
2010	48	62	67	54	(231)	—
Depreciation and amortization
2011	$73	$26	$28	$6	$12	$145
2010	75	22	26	5	11	139
Restructuring costs
2011	$6	$—	$8	$—	$—	$14
2010	10	1	11	—	—	22
Operating profit (loss)
2011	$76	$166	$20	$14	$(53)	$223
2010	200	165	20	15	(69)	331
Total assets
June 30, 2011	$8,126	$4,131	$3,223	$865	$(431)	$15,914
December 31, 2010	8,163	3,618	3,144	775	(116)	15,584
Capital expenditures
2011	$78	$25	$20	$5	$16	$144
2010	79	15	16	4	7	121

	Six months ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	Europe, Middle East and Africa	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2011	$4,628	$2,534	$1,584	$465	$(81)	$9,130
2010	4,790	2,184	1,478	455	(101)	8,806
Intersegment sales
2011	$108	$92	$96	$96	$(392)	$—
2010	96	122	146	94	(458)	—
Depreciation and amortization
2011	$145	$52	$54	$11	$24	$286
2010	145	45	52	9	22	273
Restructuring costs
2011	$12	$—	$10	$—	$—	$22
2010	22	1	18	—	1	42
Operating profit (loss)
2011	$134	$339	$44	$25	$(92)	$450
2010	294	332	47	26	(127)	572
Total assets
June 30, 2011	$8,126	$4,131	$3,223	$865	$(431)	$15,914
December 31, 2010	8,163	3,618	3,144	775	(116)	15,584
Capital expenditures
2011	$145	$42	$32	$9	$31	$259
2010	181	31	33	7	15	267

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues over $18 billion and net earnings available to Whirlpool of $619 million in 2010. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices.
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated	2011	2010	Change	2011	2010	Change
Net sales	$4,730	$4,534	4.3%	$9,130	$8,806	3.7%
Gross margin	669	761	(12.1)%	1,291	1,400	(7.8)%
Selling, general and administrative	425	401	6.0%	805	772	4.3%
Restructuring	14	22	(36.4)%	22	42	(47.6)%
Interest and sundry income (expense)	(538)	(69)	nm	(556)	(81)	nm
Interest expense	(55)	(55)	—%	(109)	(113)	(3.5)%
Income taxes	(206)	(8)	nm	(230)	(11)	nm
Net earnings (loss) available to Whirlpool	(161)	205	nm	8	369	nm
Diluted net earnings (loss) available to Whirlpool per share	$(2.10)	$2.64	nm	$0.10	$4.78	nm
nm: not meaningful
These results include charges of approximately $522 million recorded during the June 2011 quarter within interest and sundry income (expense) related to the settlement of a Brazilian collection dispute and increased accruals for the Embraco antitrust matters. In addition, these results include significant increases in our raw material costs, which we expect will continue throughout 2011.

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the three and six months ended June 30, 2011 and 2010:

	Units sold (in thousands)
	Three Months Ended			Six Months Ended
Region	2011	2010	Change	2011	2010	Change
North America	6,040	6,355	(4.9)%	12,195	12,255	(0.5)%
Latin America	2,773	2,289	21.2%	5,674	5,194	9.3%
Europe, Middle East and Africa	2,988	2,938	1.7%	5,697	5,591	1.9%
Asia	1,141	1,188	(4.0)%	2,052	2,069	(0.8)%
Other/eliminations	—	—	—	—	—	—
Consolidated	12,942	12,770	1.4%	25,618	25,109	2.0%

	Net sales (in millions)
	Three Months Ended			Six Months Ended
Region	2011	2010	Change	2011	2010	Change
North America	$2,370	$2,539	(6.7)%	$4,628	$4,790	(3.4)%
Latin America	1,307	1,043	25.3%	2,534	2,184	16.0%
Europe, Middle East and Africa	841	739	13.8%	1,584	1,478	7.1%
Asia	257	263	(1.9)%	465	455	2.3%
Other/eliminations	(45)	(50)	—	(81)	(101)	—
Consolidated	$4,730	$4,534	4.3%	$9,130	$8,806	3.7%
Consolidated net sales increased 4.3% for the three months ended June 30, 2011 and 3.7% for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to an increase in units sold, favorable foreign currency and higher BEFIEX credits, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, consolidated net sales decreased 0.4% for the three months ended June 30, 2011 and increased 0.4% for the six month period ended June 30, 2011 compared to the same periods in 2010.

Significant regional trends were as follows:

•
North America net sales decreased 6.7% for the three months ended June 30, 2011 and 3.4% for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to a decrease in units sold and unfavorable product price/mix. The decrease in units sold was driven by strong industry growth in the first half of 2010 that slowed significantly in the second half of 2010 and has continued to slow in the first half of 2011, especially in the United States. Foreign currency did not have a significant impact on net sales in the comparable periods.

•
Latin America net sales increased 25.3% for the three months ended June 30, 2011 and 16.0% for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to an increase in units sold, favorable foreign currency and higher BEFIEX credits recognized, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, net sales increased 16.2% for the three months ended June 30, 2011 and 8.6% for the six months ended June 30, 2011 compared to the same periods in 2010.

We monetized $79 million and $47 million of BEFIEX credits during the three months ended June 30, 2011 and 2010, respectively, and $145 million and $88 million during the six months ended June 30, 2011 and 2010, respectively. We expect to continue recognizing credits as they are monetized. At June 30, 2011, $474 million of these credits and related items remain. Future actions by the Brazilian government could limit our ability to monetize these credits.

•
Europe, Middle East and Africa net sales increased 13.8% for the three months ended June 30, 2011 and 7.1% for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to the favorable impact of foreign currency, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, net sales decreased 2.1% for the three months ended June 30, 2011 and 0.9% for the six months ended June 30, 2011 compared to the same periods in 2010.

•
Asia net sales decreased 1.9% for the three months ended June 30, 2011 and increased 2.3% for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to a decrease in units sold offset by the favorable impact of foreign currency. Excluding the impact of foreign currency, net sales decreased 4.7% for the three months ended June 30, 2011 and 0.3% for the six months ended June 30, 2011 compared to the same periods in 2010.

Gross Margin
Consolidated gross margin percentages decreased 2.7 points for the three months ended June 30, 2011 and 1.8 points for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to unfavorable product price/mix and increases in raw material and oil-related costs, partially offset by continued productivity improvements and cost reduction initiatives, favorable foreign currency and higher BEFIEX credits recognized.
The following table summarizes gross margin, as a percentage of net sales, by region:

	Three months ended June 30,				Six months ended June 30,
Percentage of net sales	2011	2010	Change		2011	2010	Change
North America	10.7%	14.8%	(4.1)	pts	10.4%	13.1%	(2.7)	pts
Latin America	20.0%	22.7%	(2.7)	pts	20.5%	22.2%	(1.7)	pts
Europe, Middle East and Africa	12.8%	13.5%	(0.7)	pts	12.9%	13.7%	(0.8)	pts
Asia	17.4%	17.6%	(0.2)	pts	17.8%	17.8%	—	pts
Consolidated	14.1%	16.8%	(2.7)	pts	14.1%	15.9%	(1.8)	pts
Significant regional trends were as follows:

•
North America gross margin decreased for both the three and six month periods ended June 30, 2011, compared to the same periods in 2010, primarily due to higher raw material and oil-related costs and unfavorable product price/mix. Raw material and oil-related costs continued to increase in the June 2011 quarter impacting gross margin significantly. Previously announced price increases partially offset the higher raw material and oil-related costs; however, product price/mix remains unfavorable compared to both the three and six month 2010 periods. These items were partially offset by continued productivity improvements and cost reduction initiatives and favorable foreign currency.

•
Latin America gross margin decreased for both the three and six month periods ended June 30, 2011, compared to the same periods in 2010, primarily due to unfavorable product price/mix and unfavorable foreign currency, partially offset by an increase in BEFIEX credits recognized.

•
Europe, Middle East and Africa gross margin decreased for both the three and six month periods ended June 30, 2011, compared to the same periods in 2010, primarily due to unfavorable product price/mix and higher raw material and oil-related costs, partially offset by continued productivity improvements and cost reduction initiatives.

•
Asia gross margin remained consistent for both the three and six month periods ended June 30, 2011, compared to the same periods in 2010, as favorable product price/mix was offset by unfavorable raw material and oil-related costs.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region

	Three months ended June 30,				Six months ended June 30,
Millions of dollars	2011	As a % of Net Sales	2010	As a % of Net Sales	2011	As a % of Net Sales	2010	As a % of Net Sales
North America	$172	7.3%	$169	6.7%	$334	7.2%	$321	6.7%
Latin America	96	7.4%	72	6.9%	180	7.1%	152	7.0%
Europe, Middle East and Africa	88	10.5%	79	10.7%	160	10.1%	156	10.6%
Asia	30	11.8%	32	12.0%	58	12.5%	56	12.2%
Corporate/other	39	—	49	—	73	—	87	—
Consolidated	$425	9.0%	$401	8.8%	$805	8.8%	$772	8.8%
For the three and six months ended June 30, 2011, consolidated selling, general and administrative expenses increased compared to the same periods in 2010, primarily due to increased advertising spending and unfavorable foreign currency. For the three and six months ended, foreign currency accounted for approximately $20 million and $27 million of the year-over-year increase, respectively.
Restructuring
Restructuring initiatives resulted in charges of $14 million and $22 million for the three and six months ended June 30, 2011, respectively, due to ongoing efforts to optimize our global operating platform. These charges consist primarily of costs to shift refrigeration, laundry and cooking capacity within North America, to shift dishwasher capacity within Europe and to reorganize the workforce throughout Europe. For additional information about restructuring activities see Note 8 of the Notes to the Consolidated Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) increased $469 million and $475 million for the three and six months ended June 30, 2011, respectively, primarily due to charges related to the settlement of the Brazilian collection dispute and increased accruals for the Embraco antitrust matters. For additional information about the Brazilian collection dispute and Embraco antitrust matters, see Note 5 of the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense was comparable for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 interest expense decreased $4 million, primarily due to lower average interest rates.
Income Taxes
The effective income tax rate for the three and six months ended June 30, 2011 was a benefit of 56% and 107%, respectively, compared to a benefit of 4% and 3% for the three and six months ended June 30, 2010, respectively. The increase in tax benefit from 2010 is primarily due to lower pre-tax earnings partially due to the tax deductible Brazilian collection dispute. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for the respective periods:

	Three months ended June 30,				Six months ended June 30,
Millions of dollars	2011		2010		2011		2010
Earnings (loss) before income taxes and other items	$(370)		$207		$(215)		$378
Income tax computed at United States statutory tax rate	(130)	(35)%	72	35%	(75)	(35)%	132	35%

U.S. government tax incentive - Energy Tax Credits	(79)	(21)%	(87)	(42)%	(133)	(62)%	(116)	(31)%
Foreign government tax incentive - BEFIEX	(28)	(7)%	(19)	(9)%	(39)	(18)%	(30)	(8)%
Other	31	7%	26	12%	17	8%	3	1%
Income tax computed at effective worldwide tax rates	$(206)	(56)%	$(8)	(4)%	$(230)	(107)%	$(11)	(3)%

Net Earnings (Loss) Available to Whirlpool
Net earnings (loss) available to Whirlpool for the three and six months ended June 30, 2011 was $(161) million or $(2.10) per diluted share and $8 million or $0.10 per diluted share compared to $205 million or $2.64 per diluted share and $369 million or $4.78 per diluted share compared to the same periods in 2010. The decrease was primarily due to the settlement of the Brazilian collection dispute, increased accruals from the Embraco antitrust matters, and a reduction in gross margin due to unfavorable product price/mix and increases in raw material and oil-related costs.
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2011 to be within the following ranges:

Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share - March 31, 2011	$12.00	—	$13.00
Adjustments:
Brazilian collection dispute	(3.70)	—	(3.70)
Embraco antitrust matters	(1.05)	—	(1.05)
Estimated earnings per diluted share - June 30, 2011	$7.25	—	$8.25
Including:
BEFIEX ($250 to $300 million)	3.18	—	3.82
Energy tax credit ($300 to $350 million)	3.82	—	4.46
Raw material inflation ($450 to $500 million)	(5.73)	—	(6.37)
Free cash flow	$160	—	$260
Including:
US Pension plan contributions	(300)	—	(300)
Brazilian collection dispute settlement	(240)	—	(240)
BEFIEX	250	—	300
Embraco antitrust matters	—	—	—
Industry demand
North America	(1.00)%	—	(2.00)%
Latin America	5.00%	—	10.00%
Europe, Middle East and Africa	1.00%	—	2.00%
Asia	4.00%	—	6.00%

Inflation is expected to increase material costs largely driven by increases in component parts, steel and base metals, such as copper, aluminum, zinc and nickel, plastic resins and oil-related materials. We expect to offset these higher costs with productivity improvements, previously announced price increases and new product introductions. Given our revised economic assumptions and global volatility, we are guiding towards the low end of the earnings per diluted share guidance indicated in the above table.
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

Millions of dollars	Current Outlook
Cash provided by operating activities	$740	—	$860
Capital expenditures	(600)	—	(625)
Proceeds from sale of assets/businesses	20	—	25
Free cash flow	$160	—	$260
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business.
We have experienced weak global industry trends and significantly higher material costs. To address this environment we have increased selective pricing during the first half of the year and have recently announced additional price increases, which become effective throughout the remainder of the year. We have also aggressively taken steps to further reduce cost, optimize production capacity and working capital. We believe that operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.
We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, return to shareholders and potential acquisitions in our core business and/or strategic adjacent business opportunities. These priorities are aligned with our goal to return our credit ratings to pre-recession levels. In addition to funding $614 million related to our settlement of the Brazilian collection dispute, short term potential uses of liquidity include funding approximately $350 million in term debt maturities over the next 11 months, pension funding of approximately $90 million during the second half of 2011, and funding of legal contingencies including the Embraco antitrust matters.
At June 30, 2011, there was no balance outstanding under our credit facility and we are in compliance with the financial covenants for all periods presented.
Sources and Uses of Cash
We expect to meet our cash needs for 2011 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $845 million at June 30, 2011 compared to $850 million at June 30, 2010.
Cash Flows from Operating Activities
The increase in cash used by operations includes funding of our United States pension plans of approximately $200 million during the June 2011 quarter and lower cash generated from operating profit. The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter was significantly in excess of our month-end balance.

During the March 2011 quarter, the European Parliament approved a directive that changes existing laws regarding supplier payment terms. The approved directive generally requires payment terms to be 30 days from the invoice date unless otherwise stated in the contract. An extension of up to 60 days is allowed if both parties agree to the terms. Countries within the European Union are required to adopt this directive within 2 years, however they are encouraged to adopt in 2011. Once adopted, these changes could affect our cash flows to suppliers and from customers, since our payment terms to affected suppliers are generally longer than from affected customers.
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2011 totaled $277 million and was comparable to cash used in investing activities of $276 million in 2010.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2011 totaled $58 million compared to $380 million in 2010. The decrease in cash used during the six months ended June 30, 2011 is primarily due to proceeds received from the $300 million bond offering in June 2011, which was used to partially repay $306 million of maturing debt. In 2010, $372 million of maturing debt was repaid from available cash.
In April 2011, we reentered the commercial paper markets. At June 30, 2011, we had no commercial paper borrowings outstanding.
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
In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve equal semiannual installments of $5 million through 2015. As of June 30, 2011 approximately $15 million has been paid.
In September 2010, the DOJ and Embraco entered into a plea agreement related to the DOJ’s investigation which was approved by the United States District Court for the Eastern District of Michigan in December 2010. Under the plea agreement, the DOJ recognized Embraco’s substantial assistance in the investigation and agreed not to bring further charges against Embraco or any related entities for any conspiracy involving compressor pricing during the investigation period. Pursuant to the plea agreement, Embraco (1) acknowledged that it violated United States antitrust law with respect to the sale of certain compressors from October 2004 through December 2007 and (2) agreed to pay a fine totaling $91.8 million to the United States government. The full amount of the fine was recorded within interest and sundry income (expense) in the third quarter of 2010. Embraco made the first payment of $16.8 million in January 2011. The five remaining annual payments of $15.0 million plus interest will be made during each fourth quarter through 2015.

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
The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. We have now accrued for a loss with respect to the investigation by the European Commission and certain other matters because, based on recent developments, a minimum loss amount can now be reasonably estimated. As of June 30, 2011, we have incurred, in the aggregate, charges of approximately $306 million due to the Embraco antitrust matters, including defense costs and other expenses. These charges have been recorded within interest and sundry income (expense) when incurred. At June 30, 2011, $209 million remains accrued. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
Brazilian Collection Dispute
We reached an agreement on June 22, 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court on July 8, 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais (equivalent to approximately $614 million as of June 30, 2011, which includes approximately $11 million of foreign currency translation), in two installments, the first of 469 million reais (equivalent to approximately $300 million as of June 30, 2011) was made on July 14, 2011, and the second of 490 million reais (equivalent to approximately $314 million as of June 30, 2011) is planned for the first quarter of 2012. The settlement amount is within the range between the previously disclosed accrual and the previously disclosed potential maximum exposure, and is being funded from available cash. We recorded an additional charge of approximately $439 million within interest and sundry income (expense) in the second quarter of 2011. The aggregate after tax earnings impact of the settlement is approximately $290 million, which was recognized in the June 2011 quarter. For additional information, refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2011.
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
Antidumping Petitions
On March 30, 2011, we filed antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. The purpose of these petitions is to establish conditions of fair competition in the U.S. market that will support significant investment and innovation in the production of high-end refrigerators in the United States and the U.S. jobs created by that production. The Whirlpool products affected by this case are made in Amana, Iowa, where Whirlpool employs approximately 2,000 people. The U.S. Department of Commerce and the International Trade Commission have initiated investigations into the production of bottom-mount refrigerators. Final decisions are currently expected in mid-year 2012.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2010.
ITEM 4.CONTROLS AND PROCEDURES

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

(b)	Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 5 to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

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

ITEM 6.EXHIBITS

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
_________________
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
July 21, 2011