Form 10-Q
period 2011-09-30
WHIRLPOOL CORP /DE/
filed 2011-11-02
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 31, 2011
Common stock, par value $1 per share	76,439,148

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Nine Months Ended September 30, 2011

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
ITEM 1. FINANCIAL STATEMENTS
WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Net sales	$4,625	$4,519	$13,755	$13,325
Expenses
Cost of products sold	4,052	3,871	11,891	11,277
Gross margin	573	648	1,864	2,048
Selling, general and administrative	394	391	1,199	1,163
Intangible amortization	7	7	21	21
Restructuring costs	36	16	58	58
Operating profit	136	234	586	806
Other income (expense)
Interest and sundry income (expense)	(27)	(104)	(583)	(185)
Interest expense	(51)	(54)	(160)	(167)
Earnings (loss) before income taxes and other items	58	76	(157)	454
Income tax benefit	(123)	(7)	(353)	(18)
Earnings before equity earnings	181	83	196	472
Equity in loss of affiliated companies	—	—	(1)	—
Net earnings	181	83	195	472
Less: Net earnings available to noncontrolling interests	4	4	10	24
Net earnings available to Whirlpool	$177	$79	$185	$448
Per share of common stock
Basic net earnings available to Whirlpool	$2.31	$1.04	$2.41	$5.90
Diluted net earnings available to Whirlpool	$2.27	$1.02	$2.37	$5.79
Dividends	$0.50	$0.43	$1.43	$1.29
Weighted-average shares outstanding (in millions)
Basic	76.9	76.5	76.8	76.1
Diluted	78.1	77.7	78.1	77.4

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and equivalents	$511	$1,368
Accounts receivable, net of allowance of $64 and $66, respectively	2,261	2,278
Inventories	2,864	2,792
Deferred income taxes	225	204
Prepaid and other current assets	599	673
Total current assets	6,460	7,315
Property, net of accumulated depreciation of $6,314 and $6,660, respectively	3,081	3,134
Goodwill	1,724	1,731
Other intangibles, net of accumulated amortization of $170 and $146, respectively	1,767	1,789
Deferred income taxes	1,703	1,305
Other noncurrent assets	268	310
Total assets	$15,003	$15,584
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,536	$3,660
Accrued expenses	971	671
Accrued advertising and promotions	339	426
Employee compensation	355	467
Notes payable	17	2
Current maturities of long-term debt	361	312
Other current liabilities	664	611
Total current liabilities	6,243	6,149
Noncurrent liabilities
Long-term debt	2,133	2,195
Pension benefits	1,238	1,519
Postretirement benefits	452	610
Other noncurrent liabilities	600	791
Total noncurrent liabilities	4,423	5,115
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 106 million shares issued and 76 million shares outstanding	106	106
Additional paid-in capital	2,189	2,156
Retained earnings	4,755	4,680
Accumulated other comprehensive loss	(990)	(893)
Treasury stock, 30 million shares	(1,821)	(1,823)
Total Whirlpool stockholders’ equity	4,239	4,226
Noncontrolling interests	98	94
Total stockholders’ equity	4,337	4,320
Total liabilities and stockholders’ equity	$15,003	$15,584

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30
(Millions of dollars)

	2011	2010
Operating activities
Net earnings	$195	$472
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	422	414
Curtailment gain	—	(62)
Settlement of Brazilian collection dispute	144	57
Changes in assets and liabilities:
Accounts receivable	(64)	(76)
Inventories	(171)	(878)
Accounts payable	4	386
Accrued advertising and promotions	(80)	(74)
Product recall	(14)	30
Taxes deferred and payable, net	(476)	19
Accrued pension	(248)	(24)
Employee compensation	(83)	7
Other	29	106
Cash (used in) provided by operating activities	(342)	377
Investing activities
Capital expenditures	(417)	(387)
Proceeds from sale of assets	20	9
Investment in related businesses	(7)	(18)
Acquisition of brand	—	(27)
Other	(4)	—
Cash used in investing activities	(408)	(423)
Financing activities
Proceeds from borrowings of long-term debt	300	—
Repayments of long-term debt	(310)	(373)
Dividends paid	(110)	(99)
Purchase of noncontrolling interest shares	—	(12)
Net proceeds (repayments) from short-term borrowings	14	(7)
Common stock issued	14	72
Other	(12)	(12)
Cash used in financing activities	(104)	(431)
Effect of exchange rate changes on cash and equivalents	(3)	(2)
Decrease in cash and equivalents	(857)	(479)
Cash and equivalents at beginning of period	1,368	1,380
Cash and equivalents at end of period	$511	$901

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
Issued but Not Yet Effective Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") 350, "Intangibles--Goodwill and Other". Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.
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

Table of Contents

(2)GOODWILL AND OTHER INTANGIBLES
The following table summarizes the net carrying amount of goodwill and other intangibles:

Millions of dollars	Estimated Useful Life	September 30, 2011	December 31, 2010
North America reporting unit	Indefinite life	$1,720	$1,727
Embraco reporting unit	Indefinite life	4	4
Total goodwill		$1,724	$1,731

Trademarks	Indefinite life	$1,528	$1,535
Customer relationships	18 years	198	210
Patents and non-compete agreements	3 to 10 years	41	44
Total other intangible assets, net		$1,767	$1,789
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
Considerable judgment is necessary to estimate key assumptions involved in valuing our intangible assets, including projected revenues, royalty rates and applicable discount rates. Based on an analysis completed during the third quarter of 2011, we determined an impairment of our goodwill or other intangible assets did not exist at September 30, 2011.
(3)FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at September 30, 2011 and December 31, 2010.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

(a)	Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b)	Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

(c)	Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value		Valuation Technique
Millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Money market funds (1)	$—	$414	$—	$414	$—	$—	$—	$414	(a)
Net derivative contracts	—	—	—	—	(26)	125	(26)	125	(a)
Available for sale investments	34	27	22	25	—	—	22	25	(a)

(1)	Money market funds are primarily comprised of United States government obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2,676 million and $2,716 million at September 30, 2011 and December 31, 2010, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
(4)INVENTORIES

Millions of dollars	September 30, 2011	December 31, 2010
Finished products	$2,459	$2,314
Raw materials and work in process	578	627
	3,037	2,941
Less: excess of FIFO cost over LIFO cost	(173)	(149)
Total inventories	$2,864	$2,792
LIFO inventories represented 45% and 43% of total inventories at September 30, 2011 and December 31, 2010.
(5)PROPERTY
The following table summarizes our property, plant and equipment as of September 30, 2011 and December 31, 2010:

Millions of dollars	September 30, 2011	December 31, 2010
Land	$77	$74
Buildings	1,170	1,218
Machinery and equipment	8,148	8,502
Accumulated depreciation	(6,314)	(6,660)
Property, plant and equipment, net	$3,081	$3,134
During the September 2011 quarter we retired $324 million of fully depreciated machinery and equipment no longer in use. The retirement had no impact to net earnings available to Whirlpool.
(6)FINANCING ARRANGEMENTS
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
On June 28, 2011, we entered into an Amended and Restated Long-Term Credit Agreement (the “Facility”). The Facility

amends, restates, and extends our existing credit facility, scheduled to mature on August 13, 2012. The total commitment increased from $1.35 billion to $1.725 billion and the maturity date was extended to June 28, 2016. The Facility includes a letter of credit sublimit of $200 million. Borrowings under the Facility are available to us and our designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the Facility, if any, are guaranteed by Whirlpool Corporation. Interest under the Facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. At September 30, 2011, the margin was as follows: (1) 1.625% over LIBOR; (2) 0.625% over the prime rate; and (3) the unused commitment fee was 0.25%. At September 30, 2011 we had
$5 million in borrowings outstanding under the Facility. We had no borrowings outstanding under our previous credit facility at
December 31, 2010. We were in compliance with financial covenant requirements at September 30, 2011 and December 31, 2010.
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
(7)COMMITMENTS AND CONTINGENCIES
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
In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve semiannual installments of approximately 8 million Brazilian reais through 2015. As of September 30, 2011, approximately $21 million had been paid.
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
The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated, which include the investigation by the European Union and certain other matters. As of September 30, 2011, we have incurred, in the aggregate, charges of approximately $314 million due to the Embraco antitrust matters, including defense costs and other expenses. These charges have been recorded within interest and sundry income (expense) when incurred. At September 30, 2011, $209 million remains accrued. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
Brazilian Collection Dispute
We reached an agreement on June 22, 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court on July 8, 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais, in two installments, the first of 469 million reais (equivalent to $301 million) was made on July 14, 2011, and the second of 490 million reais (equivalent to approximately $264 million as of September 30, 2011) is planned for the first quarter of 2012 and remains accrued. The settlement amount is being funded from available cash.
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
Product warranty and recall reserves are included in other current liabilities and other noncurrent liabilities. The following table summarizes the changes in product warranty and recall reserves for the periods presented:

	Product Warranty		Product Recall		Total
Millions of dollars	2011	2010	2011	2010	2011	2010
Balance at January 1	$202	$187	$15	$2	$217	$189
Issuances/accruals during the period	248	253	—	78	248	331
Settlements made during the period	(251)	(250)	(5)	(49)	(256)	(299)
Other changes	(12)	10	(9)	—	(21)	10
Balance at September 30	$187	$200	$1	$31	$188	$231
Current portion	$147	$161	$1	$31	$148	$192
Non-current portion	40	39	—	—	40	39
Total	$187	$200	$1	$31	$188	$231

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

In 2009, we announced a voluntary recall of refrigerators due to quality issues in a purchased component. We accrued $70 million, in the aggregate, as the estimated cost of the recall, all of which was charged to cost of products sold. There are no remaining amounts accrued. Effective as of October 24, 2011 we reached a settlement agreement in which the supplier agreed to reimburse $61 million of Whirlpool's recall costs in the December 2011 quarter, which will be recognized in cost of products sold.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2011 and December 31, 2010, the guaranteed amounts totaled $360 million and $386 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.2 billion at September 30, 2011 and December 31, 2010. Our total outstanding bank indebtedness under guarantees totaled $12 million at September 30, 2011 and $2 million at December 31, 2010.
On May 16, 2008, we guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The fair value of the guarantee was nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
(8)HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest rate risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2011 and December 31, 2010 there were no outstanding swap agreements.
We enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on anticipated long-term debt. The unrealized gain/loss recorded at September 30, 2011 was not material.
The following tables summarize our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at September 30, 2011 and December 31, 2010:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2011	2010	2011	2010	2011	2010		2011	2010
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,056	$909	$38	$13	$20	$31	(CF/FV)	21	15
Commodity swaps/options	349	539	15	129	22	2	(CF/FV)	27	24
Treasury rate locks	250	—	—	—	—	—		9	—
Total derivatives accounted for as hedges			$53	$142	$42	$33
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,437	$990	$20	$11	$57	$3		4	10
Commodity swaps/options	5	13	1	11	1	3		14	12
Total derivatives not accounted for as hedges			21	22	58	6
Total derivatives			$74	$164	$100	$39

Current			$67	$135	$94	$39
Noncurrent			7	29	6	—
Total derivatives			$74	$164	$100	$39

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.

The effects of derivative instruments on our Consolidated Statements of Income for the three and nine months ended are as follows:

	Three Months Ended September 30,					Three Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)			Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2011	2010	2011	2010		2011	2010
Foreign exchange forwards/options	$26	$1	$(5)	$(8)	(a)(b)	$—	$—
Commodity swaps/options	(60)	92	22	14	(b)	1	—
	$(34)	$93	$17	$6		$1	$—

	Three Months Ended September 30,
Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)		Hedged Item
	2011	2010	2011	2010
Foreign exchange forwards/options	$6	$(2)	$(6)	$2	Non-functional currency assets and liabilities

	Three Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2011	2010
Foreign exchange forwards/options	$(45)	$45
Commodity swaps	(1)	—
	$(46)	$45

	Nine Months Ended September 30,					Nine Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)			Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2011	2010	2011	2010		2011	2010
Foreign exchange forwards/options	$15	$(20)	$(16)	$(24)	(a)(b)	$—	$2
Commodity swaps/options	(56)	44	85	48	(b)	1	2
	$(41)	$24	$69	$24		$1	$4

	Nine Months Ended September 30,
Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)		Hedged Item
	2011	2010	2011	2010
Foreign exchange forwards/options	$7	$(9)	$(7)	$9	Non-functional currency assets and liabilities

	Nine Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2011	2010
Foreign exchange forwards/options	$(1)	$40
Commodity swaps	(1)	1
	$(2)	$41

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.

(2)	Gains and losses recognized in income related to the ineffective portion of hedges are recorded in interest and sundry income (expense).

(3)	Gains and losses recognized in income are recorded in interest and sundry income (expense).

(4)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $2 million at September 30, 2011.
(9)STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss) and Stockholders’ Equity
The following table summarizes our comprehensive income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2011	2010	2011	2010
Net earnings as reported	$181	$83	$195	$472
Currency translation adjustments – net	(269)	227	(95)	(2)
Cash flow hedges – net	(35)	60	(77)	(4)
Pension and other postretirement benefits plans – net	(3)	(1)	82	(63)
Available for sale securities	(3)	(2)	(10)	(6)
Comprehensive income (loss)	(129)	367	95	397
Less: Comprehensive income (loss) available to noncontrolling interests	(3)	8	7	25
Comprehensive income (loss) available to Whirlpool	$(126)	$359	$88	$372

The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2011:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2010	$4,320	$4,226	$94
Net earnings	195	185	10
Other comprehensive loss	(100)	(97)	(3)
Comprehensive income	95	88	7
Treasury stock	2	2	—
Additional paid-in capital	33	33	—
Dividends declared on common stock	(113)	(110)	(3)
Stockholders’ equity, September 30, 2011	$4,337	$4,239	$98
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2011	2010	2011	2010
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$177	$79	$185	$448
Denominator for basic earnings per share – weighted-average shares	76.9	76.5	76.8	76.1
Effect of dilutive securities – stock-based compensation	1.2	1.2	1.3	1.3
Denominator for diluted earnings per share – adjusted weighted-average shares	78.1	77.7	78.1	77.4
Anti-dilutive stock options/awards excluded from earnings per share	2.5	1.8	2.1	1.8
(10)RESTRUCTURING CHARGES
Under our ongoing global operating platform initiatives, we plan to continue a comprehensive worldwide effort to optimize our regional manufacturing facilities, supply base, product platforms and technology resources to support our global brands and customers.
On October 27, 2011, the Company committed to restructuring plans that will result in substantial cost and capacity reductions. Including previously announced restructuring initiatives, we expect to incur approximately $320 million of employee related termination costs, $80 million of facility exit costs, $70 million of asset related costs and $30 million of contract termination and other associated costs for a total of approximately $500 million. These costs are expected to be incurred between the fourth quarter 2011 through 2013. We expect that approximately $430 million of these costs will result in future cash expenditures.
The Company's cost and capacity reduction plans include a workforce reduction of more than 5,000 positions primarily within our the North America and Europe, Middle East and Africa operating segments. These plans include:

•	Reduction of approximately 1,200 salaried positions.

•
Closure of the refrigeration manufacturing facility in Fort Smith, Arkansas by mid-2012. Production from Fort Smith will be consolidated into current North American sites to leverage existing resources and capacity.

•	Relocation of dishwasher production from Neunkirchen, Germany to Poland in January 2012.

•	Additional organizational efficiency actions in North America and Europe.

We incurred total restructuring charges of $36 million and $16 million during the September 2011 and 2010 quarters, respectively. During the nine months ended September 30, 2011 and 2010, we incurred total restructuring charges of $58 million and $58 million, respectively. These charges are included in restructuring costs and consist primarily of charges to shift refrigeration, laundry and cooking capacity within North America and our combined European reorganizations. Significant restructuring initiatives are discussed below.
During the second quarter of 2011, we announced two changes to our European manufacturing operations. First, we announced a workforce reduction of 190 employees through the end of 2011 in our German laundry facility. Second, we reached a decision to relocate production of dishwashers from Germany to Poland by January 1, 2012. We estimate that we will incur approximately $74 million in total costs during 2011 and 2012 in connection with these plans, comprised of $47 million in employee termination costs, $12 million in asset related costs and $15 million in other associated costs. Approximately $28 million of the estimated $74 million in total cost resulted in cash expenditures.We recognized $30 million during the three months ended and $41 million during the nine months ended September 30, 2011 associated to these changes in our European manufacturing operations.
On August 28, 2009, we announced changes to our North America manufacturing operations which resulted in the closure of our manufacturing facility in Evansville, Indiana in June 2010. We eliminated approximately 1,100 full-time positions as a result of the closure. We estimate that we will incur approximately $60 million in total costs in connection with the exit of this facility comprised of $17 million in employee termination costs, $13 million in equipment relocation costs, $14 million in asset related costs and $16 million in other associated costs. Approximately $38 million of the estimated $60 million in total cost resulted in cash expenditures. We incurred no costs during the three months ended September 30, 2011 and $10 million associated with this closure during the three months ended 2010. During the nine months ended September 30, 2011 and 2010, we incurred $4 million and $32 million associated with this closure. We expect to recognize the remaining $1 million of these costs during the remainder of 2011, all of which will result in future cash expenditures.
On October 27, 2008, management committed to a workforce reduction plan. We incurred approximately $96 million in employee termination costs, $14 million in asset related costs and $3 million in other associated costs for a total of $113 million as a result of this workforce reduction. We incurred no charges during the nine months ended September 30, 2011 and $6 million during the nine months ended September 30, 2010. We anticipate no future cash impacts. For additional information about restructuring charges by operating segment, see Note 13 to the Consolidated Financial Statements.
The following table summarizes the changes to our restructuring liability balance for the nine months ended September 30, 2011:

Millions of dollars	Balance at January 1	Charge to Earnings	Cash Paid	Non-Cash	Revision of Estimate	Translation	Balance at September 30
Termination costs	$36	$37	$(51)	$—	$—	$—	$22
Non-employee exit costs	14	21	(9)	(9)	—	—	17
Total	$50	$58	$(60)	$(9)	$—	$—	$39
(11)INCOME TAXES
The tax benefit for the three and nine months ended September 30, 2011 amounted to $123 million and $353 million, respectively, compared to a benefit of $7 million and $18 million for the three and nine months ended September 30, 2010, respectively.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2011		2010		2011		2010
Earnings (loss) before income taxes and other items	$58		$76		$(157)		$454
Income tax computed at United States statutory tax rate	$20	35%	$27	35%	$(55)	(35)%	$159	35%
U.S. government tax incentive - Energy Tax Credits	(122)	(210)%	(45)	(59)%	(255)	(163)%	(161)	(35)%
Foreign government tax incentive - BEFIEX	(28)	(48)%	(18)	(24)%	(66)	(42)%	(18)	(4)%
Other	7	12%	29	38%	23	15%	2	—%
Income tax computed at effective worldwide tax rates	$(123)	(211)%	$(7)	(10)%	$(353)	(225)%	$(18)	(4)%

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
(12)PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of net periodic pension cost and the cost of other postretirement benefits for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010	2011	2010
Service cost	$—	$1	$2	$1	$2	$2
Interest cost	48	50	5	5	7	9
Expected return on plan assets	(48)	(47)	(3)	(2)	—	—
Amortization:
Actuarial loss	8	7	1	1	—	1
Prior service credit	(1)	(1)	—	—	(12)	(8)
Settlement and curtailment (gain) loss	—	—	—	1	—	—
Net periodic benefit cost (credit)	$7	$10	$5	$6	$(3)	$4

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2011	2010	2011	2010	2011	2010
Service cost	$—	$2	$6	$5	$6	$7
Interest cost	144	150	15	14	24	29
Expected return on plan assets	(144)	(142)	(9)	(7)	—	—
Amortization:
Actuarial loss	24	22	3	2	—	1
Prior service credit	(3)	(2)	—	—	(30)	(25)
Settlement and curtailment (gain) loss	—	—	—	2	—	(62)
Net periodic benefit cost (credit)	$21	$30	$15	$16	$—	$(50)
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

On August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana, which triggered a curtailment gain in our United States retiree healthcare plan to be recognized as the employees terminate. For the nine months ended September 30, 2010 we recognized a curtailment gain of $62 million. The curtailment gain was recognized in our Consolidated Statement of Income as a component of cost of products sold with an offset to accumulated other comprehensive loss, net of tax.

(13)	OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating profit (loss). Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations. The Other/Eliminations column for operating profit primarily includes corporate expenses, eliminations and restructuring expenses. Total assets by segment are those assets directly associated with the respective operating activities.
The tables below summarize performance by operating segment:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	Europe, Middle East and Africa	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2011	$2,374	$1,207	$874	$215	$(45)	$4,625
2010	2,429	1,122	827	195	(54)	4,519
Intersegment sales
2011	$31	$36	$19	$38	$(124)	$—
2010	52	67	52	55	(226)	—
Depreciation and amortization
2011	$67	$25	$28	$5	$11	$136
2010	78	22	26	6	9	141
Restructuring costs
2011	$27	$1	$8	$—	$—	$36
2010	13	—	2	—	1	16
Operating profit (loss)
2011	$62	$147	$(12)	$4	$(65)	$136
2010	114	143	26	5	(54)	234
Total assets
September 30, 2011	$7,967	$3,569	$2,988	$837	$(358)	$15,003
December 31, 2010	8,163	3,618	3,144	775	(116)	15,584
Capital expenditures
2011	$77	$39	$23	$5	$14	$158
2010	59	33	16	5	7	120

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	Europe, Middle East and Africa	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2011	$7,002	$3,741	$2,458	$680	$(126)	$13,755
2010	7,219	3,306	2,305	650	(155)	13,325
Intersegment sales
2011	$139	$128	$115	$134	$(516)	$—
2010	148	189	198	149	(684)	—
Depreciation and amortization
2011	$212	$77	$82	$16	$35	$422
2010	223	67	78	15	31	414
Restructuring costs
2011	$39	$1	$18	$—	$—	$58
2010	35	1	20	—	2	58
Operating profit (loss)
2011	$196	$487	$32	$29	$(158)	$586
2010	408	475	73	30	(180)	806
Total assets
September 30, 2011	$7,967	$3,569	$2,988	$837	$(358)	$15,003
December 31, 2010	8,163	3,618	3,144	775	(116)	15,584
Capital expenditures
2011	$222	$81	$55	$14	$45	$417
2010	240	64	49	12	22	387

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Consolidated	2011	2010	Change	2011	2010	Change
Net sales	$4,625	$4,519	2.3%	$13,755	$13,325	3.2%
Gross margin	573	648	(11.6)%	1,864	2,048	(9.0)%
Selling, general and administrative	394	391	(0.8)%	1,199	1,163	(3.1)%
Restructuring	36	16	(125.0)%	58	58	—%
Interest and sundry income (expense)	(27)	(104)	nm	(583)	(185)	nm
Interest expense	(51)	(54)	5.6%	(160)	(167)	4.2%
Income tax benefit	(123)	(7)	nm	(353)	(18)	nm
Net earnings available to Whirlpool	177	79	nm	185	448	nm
Diluted net earnings available to Whirlpool per share	$2.27	$1.02	nm	$2.37	$5.79	nm
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the three and nine months ended September 30, 2011 and 2010:

	Units Sold (in thousands)
	Three Months Ended			Nine Months Ended
Region	2011	2010	Change	2011	2010	Change
North America	6,238	6,444	(3.2)%	18,433	18,699	(1.4)%
Latin America	2,695	2,846	(5.3)%	8,370	8,040	4.1%
Europe, Middle East and Africa	3,249	3,241	0.2%	8,946	8,832	1.3%
Asia	979	942	4.0%	3,031	3,011	0.7%
Other/eliminations	—	—	—	—	—	—
Consolidated	13,161	13,473	(2.3)%	38,780	38,582	0.5%

	Net Sales (in millions)
	Three Months Ended			Nine Months Ended
Region	2011	2010	Change	2011	2010	Change
North America	$2,374	$2,429	(2.3)%	$7,002	$7,219	(3.0)%
Latin America	1,207	1,122	7.6%	3,741	3,306	13.2%
Europe, Middle East and Africa	874	827	5.8%	2,458	2,305	6.6%
Asia	215	195	10.0%	680	650	4.6%
Other/eliminations	(45)	(54)	—	(126)	(155)	—
Consolidated	$4,625	$4,519	2.3%	$13,755	$13,325	3.2%
Consolidated net sales increased 2.3% for the three months ended September 30, 2011 and 3.2% for the nine months ended September 30, 2011 compared to the same periods in 2010. The increase for the three month period is primarily due to favorable foreign currency and favorable product price/mix, partially offset by a decrease in units sold. For the nine month period, the increase is primarily due to favorable foreign currency, an increase in units sold and higher BEFIEX credits, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, consolidated net sales decreased 0.9% for the three months ended September 30, 2011.

Significant regional trends were as follows:

•
North America net sales decreased 2.3% and 3.0% for the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to a decrease in units sold. The decrease in net sales for the three month period was partially offset by favorable product price/mix driven by price increases previously announced. The decrease for the nine month period includes the unfavorable impact from product price/mix. Foreign currency did not have a significant impact on net sales in the comparable periods.

•
Latin America net sales increased 7.6% and 13.2% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increase for the three month period was primarily due to favorable foreign currency and favorable product price/mix, partially offset by a decrease in units sold. The increase for the nine month period reflects the favorable impact of foreign currency, an increase in units sold, favorable product price/mix and higher BEFIEX credits recognized. Excluding the impact of foreign currency, net sales increased 1.4% for the three months ended September 30, 2011 and 6.2% for the nine months ended September 30, 2011 compared to the same periods in 2010.

We monetized $62 million and $56 million of BEFIEX credits during the three months ended September 30, 2011 and 2010, respectively, and $207 million and $144 million during the nine months ended September 30, 2011 and 2010, respectively. We expect to continue recognizing credits as they are monetized. At September 30, 2011, $383 million of these credits and related items remain. Future actions by the Brazilian government could limit our ability to monetize these credits.

•
Europe, Middle East and Africa net sales increased 5.8% for the three months ended September 30, 2011 and 6.6% for the nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to the favorable impact of foreign currency, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, net sales decreased 2.8% for the three months ended September 30, 2011 and 1.5% for the nine months ended September 30, 2011 compared to the same periods in 2010.

•
Asia net sales increased 10.0% for the three months ended September 30, 2011 and increased 4.6% for the nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to the favorable impact of foreign currency, an increase in units sold and favorable product price/mix. Excluding the impact of foreign currency, net sales increased 6.5% for the three months ended September 30, 2011 and 1.8% for the nine months ended September 30, 2011 compared to the same periods in 2010.

Gross Margin
The consolidated gross margin percentage for the three months ended September 30, 2011 decreased 1.9 points compared to the same period in 2010, primarily due to an increase in raw material costs, partially offset by continued productivity improvements and favorable product price/mix. Consolidated gross margin percentage for the nine months ended September 30, 2011 decreased 1.9 points compared to the same period in 2010, primarily due to increases in raw material and oil-related costs and unfavorable product price/mix, partially offset by continued productivity improvements and cost reduction initiatives, favorable foreign currency and higher BEFIEX credits recognized.
The following table summarizes gross margin, as a percentage of net sales, by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Percentage of net sales	2011	2010	Change		2011	2010	Change
North America	9.8%	11.9%	(2.1)	pts	10.2%	12.7%	(2.5)	pts
Latin America	19.6%	20.0%	(0.4)	pts	20.2%	21.4%	(1.2)	pts
Europe, Middle East and Africa	8.1%	12.3%	(4.2)	pts	11.2%	13.2%	(2.0)	pts
Asia	14.6%	16.7%	(2.1)	pts	16.8%	17.5%	(0.7)	pts
Consolidated	12.4%	14.3%	(1.9)	pts	13.5%	15.4%	(1.9)	pts
Significant regional trends were as follows:

•
North America gross margin decreased for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to significant increases in raw material and oil-related costs and lower productivity, partially offset by the favorable impact from previously announced price increases. For the nine months ended September 30, 2011, gross margin decreased compared to the same period in 2010 primarily due to increases in raw material and oil-related costs and unfavorable product price/mix, partially offset by continued productivity improvements and cost reduction initiatives.

•
Latin America gross margin decreased for both the three and nine month periods ended September 30, 2011, compared to the same periods in 2010. The decrease for the three month period was primarily due to higher raw material and oil-related costs and unfavorable foreign currency, partially offset by continued productivity and cost reduction initiatives, an increase in BEFIEX credits recognized and favorable product price/mix. For the nine month period, the decrease was primarily due to higher raw material and oil-related costs, unfavorable foreign currency and product price/mix, partially offset by an increase in BEFIEX credits recognized and productivity improvements.

•
Europe, Middle East and Africa gross margin decreased for both the three and nine month periods ended September 30, 2011, compared to the same periods in 2010, primarily due to higher raw material and oil-related costs, decreased demand and unfavorable product price/mix, partially offset by continued productivity improvements and cost reduction initiatives.

•
Asia gross margin decreased for both the three and nine month periods ended September 30, 2011, compared to the same periods in 2010, primarily due to higher raw material and oil-related costs, partially offset by continued productivity improvements and cost reduction initiatives. Product price/mix was unfavorable for the three month period, however, remained favorable for the nine month period.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2011	As a % of Net Sales	2010	As a % of Net Sales	2011	As a % of Net Sales	2010	As a % of Net Sales
North America	$164	6.9%	$169	7.0%	$497	7.1%	$491	6.8%
Latin America	89	7.4%	81	7.3%	270	7.2%	233	7.1%
Europe, Middle East and Africa	83	9.5%	75	9.1%	243	9.9%	232	10.0%
Asia	28	12.9%	28	14.3%	86	12.6%	84	12.8%
Corporate/other	30	—	38	—	103	—	123	—
Consolidated	$394	8.5%	$391	8.7%	$1,199	8.7%	$1,163	8.7%
Consolidated selling, general and administrative expenses, as a percentage of sales, were not materially different compared to the same periods in 2010. Foreign currency accounted for approximately $19 million and $45 million of the increase for the three and nine months ended September 30, 2011, respectively.
Restructuring
Restructuring initiatives resulted in charges of $36 million and $58 million for the three and nine months ended September 30, 2011, respectively, due to ongoing efforts to optimize our global operating platform. These charges consist primarily of costs to shift laundry, cooking and refrigeration capacity within North America, to shift dishwasher capacity within Europe and to reorganize the workforce throughout Europe.
On October 27, 2011, the Company committed to restructuring plans that will result in substantial cost and capacity reductions beginning in the fourth quarter 2011 through 2013. We expect to incur approximately $105 million of restructuring costs in the fourth quarter of 2011. In addition, these restructuring plans triggered a curtailment in our U.S. retiree healthcare plan, resulting in a curtailment gain. The curtailment gain will be recognized during the periods in which the employees are terminated, of which we expect approximately $32 million will be recognized during the fourth quarter 2011. Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) decreased $77 million for the three months ended September 30, 2011, primarily due to legal contingencies and legal defense costs incurred during the same period in 2010 that did not recur in 2011. The increase of $398 million for the nine months ended is primarily due to charges related to the settlement of the Brazilian collection dispute and Embraco antitrust matters. For additional information about the Brazilian collection dispute and Embraco antitrust matters, see Note 7 of the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense decreased $3 million and $7 million for the three and nine months ended September 30, 2011, primarily due to lower average interest rates.
Income Taxes
The tax benefit for the three and nine months ended September 30, 2011 amounted to $123 million and $353 million, respectively, compared to a benefit of $7 million and $18 million for the three and nine months ended September 30, 2010, respectively.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,					Nine Months Ended September 30,
Millions of dollars	2011			2010		2011		2010
Earnings (loss) before income taxes and other items	$58			$76		$(157)		$454
Income tax computed at United States statutory tax rate	$20	35%		$27	35%	$(55)	(35)%	$159	35%
U.S. government tax incentive - Energy Tax Credits	(122)	(210)%		(45)	(59)%	(255)	(163)%	(161)	(35)%
Foreign government tax incentive - BEFIEX	(28)	(48)%		(18)	(24)%	(66)	(42)%	(18)	(4)%
Other	7	12%		29	38%	23	15%	2	—%
Income tax computed at effective worldwide tax rates	$(123)	(211)%	—	$(7)	(10)%	$(353)	(225)%	$(18)	(4)%
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2011 to be within the following ranges:

Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share - September 30, 2011	$4.75	—	$5.25
Including:
BEFIEX ($250 to $300 million)	3.20	—	3.84
Energy tax credit (approximately $350 million)	4.48	—	4.48
Raw material inflation ($450 to $500 million)	(5.75)	—	(6.39)
Free cash flow	$(150)	—	$(200)
Including:
US Pension plan contributions	(300)	—	(300)
Brazilian collection dispute settlement	(270)	—	(270)
BEFIEX	250	—	300
Industry demand
North America	(3)%	—	(5)%
Latin America	0%	—	5%
Europe, Middle East and Africa	0%	—	0%
Asia	2%	—	4%
The earnings per diluted share guidance above reflects several discrete fourth quarter items, including an expected curtailment gain of $32 million within our U.S. retiree healthcare plan and a $61 million supplier reimbursement referenced in Note 7 – Commitments and Contingencies, partially offset by incremental restructuring charges of approximately $70 million. The principle drivers for the revision in our expected earnings are related to weakening global industry demand, lower production levels and the unfavorable impact of country and product mix.
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

Millions of dollars	Current Outlook
Cash provided by operating activities	$430	—	$400
Capital expenditures	(600)	—	(625)
Proceeds from sale of assets/businesses	20	—	25
Free cash flow	$(150)	—	$(200)
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
For the nine months ended September 30, 2011, we have experienced increases in raw material and oil-related costs which have negatively impacted current year operating performance, partially offset with previously announced price increases and productivity improvements. Starting in September 2011, raw material and oil-related costs have stabilized and are expected to remain elevated for the remainder of 2011. Additionally, we have announced substantial cost and production capacity reductions to adjust our business cost structure to expected demand levels and expand operating margins. The aforementioned 2011 experience has coincided with the macroeconomic decline and volatility in the equity markets and related share price decline in peer appliance and durable goods companies. As part of our normal quarterly process, we have reviewed our goodwill and other intangible assets for potential indicators of impairment. We determined an impairment of our goodwill or other intangible assets did not exist at September 30, 2011. Adverse changes in assumptions and other risk factors may result in future goodwill or other intangible impairment charges.
We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, return to shareholders and potential acquisitions in our core business and/or strategic adjacent business opportunities. These priorities are aligned with our goal to return our credit ratings to pre-recession levels. In addition to funding the remaining $264 million related to our settlement of the Brazilian collection dispute, short term potential uses of liquidity include funding approximately $350 million in term debt maturities over the next 8 months, funding our United States pension plans and funding of legal contingencies including the Embraco antitrust matters. At September 30, 2011 we had $5 million in borrowings outstanding under the Facility. We had no borrowings outstanding under our previous credit facility at December 31, 2010. We were in compliance with financial covenant requirements at September 30, 2011 and December 31, 2010.
Sources and Uses of Cash
We expect to meet our cash needs for 2011 from cash flows from operations, cash and equivalents and financing arrangements. Our cash and equivalents were $511 million at September 30, 2011 compared to $901 million at September 30, 2010. The difference is primarily due to the $301 million payment during the September 2011 quarter related to the settlement of the Brazilian collection dispute and 2011 funding of our United States pension plans of $266 million.
Cash Flows from Operating Activities
The increase in cash used by operations includes a $301 million payment during the September 2011 quarter related to the settlement of the Brazilian collection dispute, funding of our United States pension plans of $266 million, and lower cash generated from operating profit. The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter was significantly in excess of our month-end balance.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2011 totaled $408 million and was comparable to cash used in investing activities of $423 million in 2010.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2011 totaled $104 million compared to $431 million in 2010. The decrease in cash used during the nine months ended September 30, 2011 is primarily due to proceeds received from the $300 million bond offering in June 2011, which was used to repay $310 million of maturing debt. In 2010, $373 million of maturing debt was repaid from available cash.
At September 30, 2011, we had no commercial paper borrowings outstanding.
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
In September 2009, the Brazilian competition commission (CADE) agreed to terminate the administrative investigation of our compressor business. Under the terms of the settlement agreement, Whirlpool affiliates and certain executives located in Brazil acknowledged a violation of Brazilian antitrust law in the Brazilian compressor market by some Embraco employees. The settlement agreement provides for the affiliates to make contributions totaling 100 million Brazilian reais to a Brazilian government fund. The contributions translated to approximately $56 million, all of which was recorded within interest and sundry income (expense) in 2009. The payments are to be made in twelve semiannual installments of approximately 8 million Brazilian reais through 2015. As of September 30, 2011, approximately $21 million had been paid.
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
The final outcome and impact of these matters, and related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated, which include the investigation by the European Union and certain other matters. As of September 30, 2011, we have incurred, in the aggregate, charges of approximately $314 million due to the Embraco antitrust matters, including defense costs and other expenses. These charges have been recorded within interest and sundry income (expense) when incurred. At September 30, 2011, $209 million remains accrued. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
Brazilian Collection Dispute
We reached an agreement on June 22, 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court on July 8, 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais, in two installments, the first of 469 million reais (equivalent to $301 million) was made on July 14, 2011, and the second of 490 million reais (equivalent to approximately $264 million as of September 30, 2011) is planned for the first quarter of 2012 and remains accrued. The settlement amount is being funded from available cash.
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

Antidumping Petitions
The U.S. Department of Commerce and the U.S. International Trade Commission have initiated investigations in response to our antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. The purpose of these petitions is to establish conditions of fair competition in the U.S. market that will support significant investment and innovation in the production of high-end refrigerators in the United States and the U.S. jobs created by that production. The Whirlpool products primarily affected by this case are made in Amana, Iowa, where Whirlpool employs approximately 2,000 people. The U.S. International Trade Commission made a unanimous preliminary determination that imports from South Korea and Mexico are causing material injury to the domestic industry. The U.S. Department of Commerce issued a preliminary determination that certain respondents violated U.S and international trade laws by dumping bottom-mount refrigerators in the United States. Based on the information submitted by the respondents, the U.S. Department of Commerce made a preliminary determination that no countervailable duties are being provided by the South Korean government. Final decisions on these matters, following completion of the investigations, including audits of the respondents' books and records, are currently expected in mid-year 2012.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

(b)	Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 7 to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
On October 27, 2011, the Company committed to restructuring plans that will result in substantial cost and capacity reductions. Including previously announced restructuring initiatives, we expect to incur approximately $320 million of employee related termination costs, $80 million of facility exit costs, $70 million of asset related costs and $30 million of contract termination and other associated costs for a total of approximately $500 million. These costs are expected to be incurred between the fourth quarter 2011 through 2013. We expect that approximately $430 million of these costs will result in future cash expenditures. Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.
ITEM 6.EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
	By	/s/ ROY W. TEMPLIN
	Name:	Roy W. Templin
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 2, 2011