Form 10-Q
period 2012-03-31
WHIRLPOOL CORP /DE/
filed 2012-04-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 19, 2012
Common stock, par value $1 per share	77,257,324

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three Months Ended March 31, 2012

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within this Management's Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (4) inventory and other asset risk; (5) global, political and/or economic uncertainty and disruptions, especially in Whirlpool's significant geographic regions, including uncertainty and disruptions arising from natural disasters or terrorist attacks; (6) impact of the European debt crisis; (7) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (9) litigation and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (10)  product liability and product recall costs; (11) the effects and costs of governmental investigations or related actions by third parties; (12) Whirlpool's ability to obtain and protect intellectual property rights; (13)  the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner;  (14) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and post retirement benefit plans;  (15) information technology system failures and data security breaches; (16) the impact of labor relations; (17) our ability to attract, develop and retain executives and other qualified employees; (18) changes in the legal and regulatory environment including environmental and health and safety regulations; and (19) the ability of Whirlpool to manage foreign currency fluctuations.
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
WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31
(Millions of dollars, except per share data)

	2012	2011
Net sales	$4,349	$4,401
Expenses
Cost of products sold	3,698	3,778
Gross margin	651	623
Selling, general and administrative	405	380
Intangible amortization	7	7
Restructuring costs	34	8
Operating profit	205	228
Other income (expense)
Interest and sundry income (expense)	(18)	(20)
Interest expense	(54)	(54)
Earnings before income taxes	133	154
Income tax expense (benefit)	36	(24)
Net earnings	97	178
Less: Net earnings available to noncontrolling interests	5	9
Net earnings available to Whirlpool	$92	$169
Per share of common stock
Basic net earnings available to Whirlpool	$1.19	$2.21
Diluted net earnings available to Whirlpool	$1.17	$2.17
Dividends	$0.50	$0.43
Weighted-average shares outstanding (in millions)
Basic	77.3	76.7
Diluted	78.5	77.9
Comprehensive income	$194	$270

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and equivalents	$583	$1,109
Accounts receivable, net of allowance of $63 and $61, respectively	2,143	2,105
Inventories	2,608	2,354
Deferred income taxes	283	248
Prepaid and other current assets	660	606
Total current assets	6,277	6,422
Property, net of accumulated depreciation of $6,274 and $6,146, respectively	3,097	3,102
Goodwill	1,728	1,727
Other intangibles, net of accumulated amortization of $187 and $177, respectively	1,751	1,757
Deferred income taxes	1,877	1,893
Other noncurrent assets	285	280
Total assets	$15,015	$15,181
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,581	$3,512
Accrued expenses	713	951
Accrued advertising and promotions	322	429
Employee compensation	414	365
Notes payable	—	1
Current maturities of long-term debt	861	361
Other current liabilities	618	678
Total current liabilities	6,509	6,297
Noncurrent liabilities
Long-term debt	1,628	2,129
Pension benefits	1,434	1,487
Postretirement benefits	425	430
Other noncurrent liabilities	561	558
Total noncurrent liabilities	4,048	4,604
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 107 million and 106 million shares issued and 77 million and 76 million shares outstanding, respectively	107	106
Additional paid-in capital	2,216	2,201
Retained earnings	4,975	4,922
Accumulated other comprehensive loss	(1,131)	(1,226)
Treasury stock, 30 million shares	(1,812)	(1,822)
Total Whirlpool stockholders’ equity	4,355	4,181
Noncontrolling interests	103	99
Total stockholders’ equity	4,458	4,280
Total liabilities and stockholders’ equity	$15,015	$15,181

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31
(Millions of dollars)

	2012	2011
Operating activities
Net earnings	$97	$178
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	151	141
Settlement of Brazilian collection dispute	(275)	5
Changes in assets and liabilities:
Accounts receivable	—	(21)
Inventories	(207)	(94)
Accounts payable	(2)	(163)
Accrued advertising and promotions	(112)	(166)
Product recall	—	(11)
Taxes deferred and payable, net	(3)	(65)
Accrued pension	(53)	(11)
Employee compensation	57	41
Other	(76)	(58)
Cash used in operating activities	(423)	(224)
Investing activities
Capital expenditures	(92)	(115)
Proceeds from sale of assets	—	3
Investment in related businesses	—	(7)
Cash used in investing activities	(92)	(119)
Financing activities
Repayments of long-term debt	(3)	(3)
Dividends paid	(39)	(33)
Net repayments from short-term borrowings	(1)	(1)
Common stock issued	11	8
Other	(2)	—
Cash used in financing activities	(34)	(29)
Effect of exchange rate changes on cash and equivalents	23	30
Decrease in cash and equivalents	(526)	(342)
Cash and equivalents at beginning of period	1,109	1,368
Cash and equivalents at end of period	$583	$1,026

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1)BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2011.
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
New Accounting Pronouncements
On January 1, 2012, we adopted the provisions of an amendment to Accounting Standards Codification ("ASC") 220, “Comprehensive Income.” This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The amendments affect only the display of information and do not change existing recognition and measurement requirements in our Consolidated Financial Statements.
On July 1, 2011, we adopted the provisions of an amendment to ASC 310 “Receivables." This amendment provides guidance for determining whether a restructuring of a debt constitutes a troubled debt restructuring ("TDR"). This amendment requires that a restructuring be classified as a TDR when it is both a concession and the debtor is experiencing financial difficulties. Additionally, the amendment clarifies the guidance on a creditor's evaluation of whether it has granted a concession. This amendment did not have a material impact on our Consolidated Financial Statements.
Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.
(2)FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at March 31, 2012 and December 31, 2011.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Money market funds (1)	$56	$340	$56	$340	$—	$—	$56	$340
Net derivative contracts	—	—	—	—	(16)	(57)	(16)	(57)
Available for sale investments	21	21	17	15	—	—	17	15

(1)	Money market funds are primarily comprised of government obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2,676 million and $2,670 million at March 31, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
(3)INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2012	December 31, 2011
Finished products	$2,232	$2,016
Raw materials and work in process	572	541
	2,804	2,557
Less: excess of FIFO cost over LIFO cost	(196)	(203)
Total inventories	$2,608	$2,354
LIFO inventories represented 43% and 41% of total inventories at March 31, 2012 and December 31, 2011, respectively.
(4)COMMITMENTS AND CONTINGENCIES
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
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $323 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At March 31, 2012, $195 million remains accrued, with installment payments of $171 million, plus interest, remaining to be made to government authorities at various times through 2015.
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

Brazilian Collection Dispute
We reached an agreement on June 22, 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court on July 8, 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais, in two installments, the first of 469 million reais (equivalent to $301 million) was made during July 2011, and the second of 490 million reais (equivalent to $275 million) was made during January 2012.
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
Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2012	2011
Balance at January 1	$191	$217
Issuances/accruals during the period	70	84
Settlements made during the period	(79)	(91)
Other changes	2	(7)
Balance at March 31	$184	$203
Current portion	$150	$160
Non-current portion	34	43
Total	$184	$203
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2012 and December 31, 2011, the guaranteed amounts totaled $418 million and $467 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at March 31, 2012 and $1.2 billion at December 31, 2011. Our total outstanding bank indebtedness under guarantees at March 31, 2012 and December 31, 2011 were nominal.

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
We sell banker's acceptance drafts to financial institutions as a standard business practice in The People's Republic of China (PRC). These drafts have certain recourse provisions afforded to transferees explicitly and under PRC laws. If a transferee were to exercise its available recourse rights, our subsidiaries in the PRC would be required to satisfy the obligation with the transferee and the draft would revert back to the subsidiary. At March 31, 2012 and December 31, 2011 the outstanding drafts transferred and outstanding totaled $36 million and $47 million, respectively. Transferees have not exercised their recourse rights against our subsidiaries during 2012 or 2011.
(5)HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
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
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is limited to the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post collateral or other security on such contracts.
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
Interest rate risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2012 and December 31, 2011 there were no outstanding swap agreements.
We enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at March 31, 2012 and December 31, 2011:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2012	2011	2012	2011	2012	2011		2012	2011
Derivatives accounted for as hedges
Foreign exchange forwards/options	$852	$862	$10	$24	$16	$19	(CF/FV)	21	18
Commodity swaps/options	301	316	19	9	15	28	(CF/FV)	34	36
Interest rate derivatives	250	250	1	—	—	5	(CF)	3	6
Total derivatives accounted for as hedges			$30	$33	$31	$52
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,616	$1,261	$7	$6	$22	$43		10	3
Commodity swaps/options	4	3	—	—	—	1		9	11
Total derivatives not accounted for as hedges			7	6	22	44
Total derivatives			$37	$39	$53	$96

Current			$33	$36	$51	$91
Noncurrent			4	3	2	5
Total derivatives			$37	$39	$53	$96

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Comprehensive Income for the three months ended March 31:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion) (1)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (2)
	2012	2011	2012	2011
Foreign exchange forwards/options	$(7)	$(6)	$(1)	$(6)	(a)(b)
Commodity swaps/options	20	16	(2)	34	(b)
Interest rate derivatives	6	—	—	—	(a)
	$19	$10	$(3)	$28

Fair Value Hedges - Millions of dollars	Hedged Item	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)
		2012	2011	2012	2011
Foreign exchange forwards/options	Non-functional currency assets and liabilities	$(1)	$—	$1	$—

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2012	2011
Foreign exchange forwards/options	$12	$17
(1) Gains and losses recognized in OCI are included within total comprehensive income.
(2) Gains and losses reclassified from accumulated OCI and recognized in earnings are recorded in (a) interest and sundry income (expense) or (b) cost of products sold.
(3) Gains and losses recognized in earnings are recorded in interest and sundry income (expense).
(4) Mark to market gains and losses recognized in earnings are recorded in interest and sundry income (expense).

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2012 and 2011. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $5 million at March 31, 2012.
(6)STOCKHOLDERS’ EQUITY
Comprehensive Income and Stockholders’ Equity
The following table summarizes our comprehensive income for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Net earnings as reported	$97	$178
Currency translation adjustments – net	80	106
Cash flow hedges – net	14	(12)
Pension and other postretirement benefits plans – net	1	(1)
Available for sale securities	2	(1)
Comprehensive income	194	270
Less: Comprehensive income available to noncontrolling interests	7	2
Comprehensive income available to Whirlpool	$187	$268
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2011	$4,280	$4,181	$99
Net earnings	97	92	5
Other comprehensive income (loss)	97	95	2
Comprehensive income	194	187	7
Common stock	1	1	—
Treasury stock	10	10	—
Additional paid-in capital	15	15	—
Dividends declared on common stock	(42)	(39)	(3)
Stockholders’ equity, March 31, 2012	$4,458	$4,355	$103
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2012	2011
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$92	$169
Denominator for basic earnings per share – weighted-average shares	77.3	76.7
Effect of dilutive securities – stock-based compensation	1.2	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	78.5	77.9
Anti-dilutive stock options/awards excluded from earnings per share	2.9	2.2

(7)RESTRUCTURING CHARGES
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. Including previously announced restructuring initiatives, which were consolidated into the 2011 Plan during the fourth quarter 2011, we expect to incur approximately $500 million of total costs with completion expected by the end of 2013. The 2011 Plan includes the following actions:

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

The following table summarizes the change in our restructuring liability, cumulative charges recognized and total expected charges for the 2011 plan for the period ended March 31, 2012.

"2011 Plan" Millions of dollars	12/31/2011	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	3/31/2012	Cumulative Charges [1]	Expected Total Charges
Termination costs	$62	$6	$(21)	$—	$—	$47	$62	$310
Non-employee exit costs	16	28	(11)	(20)	—	13	50	190
Total	$78	$34	$(32)	$(20)	$—	$60	$112	$500
The following table summarizes restructuring charges for the 2011 Plan, by operating segment, for the period ended March 31, 2012.

Millions of dollars	2012 Charges	Cumulative Charges [1]	Expected Total Charges
North America	$12	$65	$342
Latin America	—	2	10
EMEA	18	39	135
Asia	3	4	10
Corporate / Other	1	2	3
Total	$34	$112	$500
1 Cumulative charges exclude $22 million of termination costs and $17 million of non-employee exit costs related to previous restructuring plans that were transferred into the 2011 plan during 2011.
(8)INCOME TAXES
The income tax expense for the three months ended March 31, 2012 was $36 million compared to a income tax benefit of $24 million for the three months ended March 31, 2011. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Earnings before income taxes	$133	$154
Income tax expense computed at United States statutory tax rate	$47	$54
U.S. government tax incentive - Energy Tax Credits	—	(54)
Foreign government tax incentive - BEFIEX	(4)	(11)
Other	(7)	(13)
Income tax expense (benefit) computed at effective worldwide tax rates	$36	$(24)
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

(9)PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$2	$2	$1	$2
Interest cost	45	48	4	5	6	9
Expected return on plan assets	(48)	(48)	(2)	(3)	—	—
Amortization:
Actuarial loss	11	8	1	1	—	—
Prior service credit	(1)	(1)	—	—	(12)	(7)
Settlement and curtailment (gain) loss	2	—	—	—	—	—
Net periodic benefit cost (credit)	$9	$7	$5	$5	$(5)	$4

(10)	OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating profit (loss). Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations. The Other/Eliminations column primarily includes corporate expenses, eliminations and restructuring expenses. Total assets by segment are those assets directly associated with the respective operating activities.
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2012	$2,239	$1,259	$688	$202	$(39)	$4,349
2011	2,258	1,227	743	208	(35)	4,401
Intersegment sales
2012	60	42	41	52	(195)	—
2011	52	41	50	42	(185)	—
Depreciation and amortization
2012	$67	$25	$24	$5	$30	$151
2011	69	26	25	5	16	141
Operating profit
2012	151	121	5	9	(81)	205
2011	59	174	25	11	(41)	228
Total assets
March 31, 2012	$7,956	$3,622	$2,777	$794	$(134)	$15,015
December 31, 2011	7,894	3,620	2,839	797	31	15,181
Capital expenditures
2012	48	18	11	7	8	92
2011	67	17	12	4	15	115

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of approximately $19 billion and net earnings available to Whirlpool of $390 million in 2011. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and in India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices.
We monitor country-specific economic factors such as gross domestic product, unemployment, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.
Our leading portfolio of consumer brands includes: Whirlpool, Maytag, KitchenAid, Brastemp and Consul, each of which have annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Gladiator GarageWorks, through stand-alone businesses that leverage our core competencies and business infrastructure.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2012	2011	Change
Net sales	$4,349	$4,401	(1.2)%
Gross margin	651	623	4.5%
Selling, general and administrative	405	380	(6.6)%
Restructuring costs	34	8	nm
Interest and sundry income (expense)	(18)	(20)	10.0%
Interest expense	(54)	(54)	—%
Income tax expense (benefit)	36	(24)	nm
Net earnings available to Whirlpool	92	169	(45.6)%
Diluted net earnings available to Whirlpool per share	$1.17	$2.17	(46.1)%
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods presented:

	Units Sold (in thousands)
	Three Months Ended
Region	2012	2011	Change
North America	5,716	6,155	(7.1)%
Latin America	2,969	2,901	2.3%
Europe, Middle East and Africa	2,605	2,709	(3.8)%
Asia	922	911	1.2%
Consolidated	12,212	12,676	(3.7)%

	Net Sales (in millions)
	Three Months Ended
Region	2012	2011	Change
North America	$2,239	$2,258	(0.8)%
Latin America	1,259	1,227	2.6%
Europe, Middle East and Africa	688	743	(7.5)%
Asia	202	208	(2.9)%
Other/eliminations	(39)	(35)	—
Consolidated	$4,349	$4,401	(1.2)%
Consolidated net sales for the three months ended March 31, 2012 reflect strong improvements in product price/mix from previously announced pricing actions compared to the same period in 2011. This favorable impact was more than offset by a 3.7% decrease in units sold, the unfavorable impact of foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency, consolidated net sales increased 1.0% for the three months ended March 31, 2012.

Significant regional trends were as follows:

•
North America net sales for the three months ended March 31, 2012 reflect strong improvements in product price/mix, which were more than offset by a 7.1% decrease in units sold. Foreign currency did not have a significant impact on North America net sales compared to 2011.

•
Latin America net sales increased 2.6% compared to 2011, primarily due to the favorable product price/mix and a 2.3% increase in units sold, partially offset by lower BEFIEX credits recognized and the impact of unfavorable foreign currency. The reduction of BEFIEX credits monetized was primarily due to the Impostos sobre Produtos ("IPI") sales tax holiday that was declared by the Brazilian government on certain appliances in December 2011 and has been extended through June 30, 2012. During this holiday, we expect to monetize reduced amounts of BEFIEX credits because the credits are monetized through the offset of IPI taxes due. Excluding the impact of foreign currency, net sales increased 7.0% compared to 2011.

We monetized $7 million and $66 million of BEFIEX credits during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, approximately $245 million of future cash monetization remained, including $63 million of related court awarded fees, which will be payable in subsequent years.

•
Europe, Middle East and Africa net sales decreased 7.5% compared to 2011, primarily due to the unfavorable impact of foreign currency and a 3.8% decrease in units sold, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 3.3% compared to 2011.

•
Asia net sales decreased 2.9% compared to 2011, primarily due to the unfavorable impact of foreign currency, partially offset by a 1.2% increase in units sold and favorable product price/mix. Excluding the impact of foreign currency, net sales increased 2.4% compared to 2011.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended March 31,
Percentage of net sales	2012	2011	Change
North America	14.1%	10.1%	4.0	pts
Latin America	17.2%	21.0%	(3.8)	pts
EMEA	11.9%	13.0%	(1.1)	pts
Asia	18.0%	18.4%	(0.4)	pts
Consolidated	15.0%	14.1%	0.9	pts
The consolidated gross margin percentage for the three months ended March 31, 2012 increased 0.9 points compared to 2011, primarily due to improved product price/mix, benefits from restructuring initiatives and continued productivity improvements, partially offset by increased material costs.
Significant regional trends were as follows:

•
North America gross margin increased compared to 2011, primarily due to the favorable impact from previously announced price increases and restructuring initiatives along with continued productivity, partially offset by higher material costs.

•
Latin America gross margin decreased compared to 2011, primarily due to lower BEFIEX credits recognized due to the IPI sales tax holiday and higher material costs, partially offset by favorable product price/mix and continued productivity and cost reduction initiatives.

•
EMEA gross margin decreased compared to 2011, primarily due to higher material costs and lower productivity, partially offset by the favorable impact of product price/mix and restructuring initiatives.

•
Asia gross margin decreased compared to 2011, primarily due to higher material costs, partially offset by the favorable impacts from continued productivity improvements and restructuring initiatives and favorable product price/mix.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region

	Three Months Ended March 31,
Millions of dollars	2012	As a % of Net Sales	2011	As a % of Net Sales
North America	$157	7.0%	$162	7.2%
Latin America	96	7.6%	84	6.9%
EMEA	77	11.2%	72	9.7%
Asia	28	13.7%	28	13.3%
Corporate/other	47	—	34	—
Consolidated	$405	9.3%	$380	8.6%
Consolidated selling, general and administrative expenses, as a percentage of sales, increased compared to 2011, primarily due to higher employee benefits expense and increased investment in consumer advertising.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") that will result in substantial cost and capacity reductions. Including previously announced restructuring initiatives, we expect to incur approximately $500 million of total costs which began in the fourth quarter 2011 with completion expected by the end of 2013.
We incurred total restructuring charges of $34 million and $8 million for the three months ended March 31, 2012 and 2011, respectively. We expect to incur approximately $373 million of future cash expenditures related to the 2011 Plan. Additional information about restructuring activities can be found in Note 7 of the Notes to the Consolidated Financial Statements.

Interest and Sundry Income (Expense)
Interest and sundry income (expense) was comparable to the same period in 2011.
Interest Expense
Interest expense was comparable to the same period in 2011.
Income Taxes
The income tax expense for the three months ended March 31, 2012 amounted to $36 million, compared to a benefit of $24 million in 2011. The increase in income tax expense is primarily due to the expiration of the energy tax credit in 2011.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Earnings before income taxes	$133	$154
Income tax expense computed at United States statutory tax rate	$47	$54
U.S. government tax incentive - Energy Tax Credits	—	(54)
Foreign government tax incentive - BEFIEX	(4)	(11)
Other	(7)	(13)
Income tax expense (benefit) computed at effective worldwide tax rates	$36	$(24)
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2012 to be within the following ranges:

Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, net of tax	$5.00	—	$5.50
Including:
BEFIEX ($60 to $80 million)	0.80	—	1.00
Restructuring expense ($250 - $270 million)	(2.30)	—	(2.50)
Free cash flow	$100	—	$150
Industry demand
North America	—%	—	3%
Latin America	2%	—	5%
EMEA	(2%)	—	(5%)
Asia	2%	—	4%
The company continues to expect to generate free cash flow between $100 million and $150 million. Included in this guidance is the $275 million final installment to settle the Brazilian collection dispute, $110 million for antitrust settlements, pension contributions of up to $250 million and restructuring cash outlays of up to $279 million.
The table below reconciles projected 2012 cash provided by operations determined in accordance with generally accepted accounting principles in the United States (GAAP) to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by (used in) continuing operations after capital expenditures and proceeds from the sale of assets/businesses.

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
We have continued to operate under uncertain and volatile global economic conditions, experiencing higher material costs, recessionary demand levels in developed markets and slowing growth in emerging markets. To succeed in this environment, we announced aggressive actions during 2011 to improve our overall operating performance and financial condition, including cost-based price increases across all markets and plans to reduce our cost structure and production capacity, primarily in North America and EMEA. We have started to recognize the benefits from these actions during the first quarter 2012 and expect that operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.
In 2012, our short term potential uses of liquidity include cash outlays of up to $279 million related to our restructuring initiatives, up to $250 million in pension funding and approximately $110 million related to the Embraco antitrust matters. In addition, approximately $850 million of term debt will be maturing over the next 12 months. At March 31, 2012 we had no borrowings outstanding under credit facilities and we were in compliance with financial covenants for all periods presented.

We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. At March 31, 2012, no European country had cash and cash equivalents and third-party receivables exceeding 1% of our consolidated assets.
We continue to review customer financial conditions across the Eurozone. We currently have past-due receivables from various trade customers with a net exposure of approximately $100 million, of which, the majority is concentrated with one European customer.
Sources and Uses of Cash
The following table summarizes the net decrease in cash and equivalents for the periods presented.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Cash provided by (used in):
Operating activities	$(423)	$(224)
Investing activities	(92)	(119)
Financing activities	(34)	(29)
Effect of exchange rate changes on cash	23	30
Net decrease in cash and equivalents	$(526)	$(342)

Cash Flows from Operating Activities
The increase in cash used by operations for the three months ended March 31, 2012 includes a $275 million payment in January 2012 related to the settlement of the Brazilian collection dispute and $58 million to fund our United States pension plans, compared to $16 million of pension funding in 2011. The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter was significantly in excess of our quarter-end balance.
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2012 totaled $92 million, reflecting a decrease of $23 million in capital expenditures compared to 2011. The decrease in capital expenditures is driven by project timing and lower overall capital investment planned for 2012 compared to 2011.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2012 totaled $34 million and was comparable to cash used in financing activities of $29 million in 2011. At March 31, 2012, we had no commercial paper borrowings outstanding.
Financing Arrangements
In March 2012, we obtained a committed credit facility in Brazil. The credit facility provides borrowings up to 180 million Brazilian reais (approximately $100 million as of March 31, 2012). The credit facility contains no financial covenants and we had no borrowings outstanding under this credit agreement as of March 31, 2012.
401(k) Defined Contribution Plan
During January 2012, we began contributing company stock to fund the company match and automatic company contributions, equal to up to 7% of employees' eligible pay, in our 401(k) defined contribution plan covering all U.S. employees. We expect to contribute up to $50 million of company stock to our 401(k) defined contribution plan during 2012.
Income Taxes
We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes in accordance with GAAP guidance. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards, tax credits and deductible temporary differences, are expected to be realizable in future years. Realization of our net operating loss and tax credit deferred tax assets is supported by specific tax planning strategies and, where possible, considers projections of future profitability. If recovery is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period, in which such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $323 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At March 31, 2012, $195 million remains accrued, with installment payments of $171 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Brazilian Collection Dispute
We reached an agreement on June 22, 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court on July 8, 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais, in two installments, the first of 469 million reais (equivalent to $301 million) was made during July 2011, and the second of 490 million reais (equivalent to $275 million) was made during January 2012.
Antidumping Petitions
In March 2011, we filed antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. The U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated investigations in response to our petitions. The Whirlpool products affected by this case are made in Amana, Iowa, where Whirlpool employs approximately 2,200 people. In March 2012, the DOC issued favorable final determinations in which it found that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In April 2012, ITC reached an unfavorable final determination that dumped and subsidized imports were not a cause of material injury to domestic producers, and therefore trade remedies will not be imposed on the subject imports. We disagree with the decision. We will conduct a thorough review of the ITC’s opinion and will then determine whether or not to exercise our right to appeal.

In December 2011, we filed petitions requesting that the DOC and the ITC initiate antidumping and countervailing duty investigations against large residential washers from South Korea, and an antidumping investigation against the same products from Mexico. The Whirlpool products affected by this case are made in Clyde, Ohio, where Whirlpool employs approximately 3,500 people. The ITC made a favorable preliminary determination that imports from South Korea and Mexico caused material injury to the domestic industry. Final decisions on these matters, following completion of the investigations, are currently expected in the first half of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2011.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 10(iii)(a)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document

Exhibit 10(iii)(b)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit / Performance Unit Grant Document

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
	By	/s/ LARRY M. VENTURELLI
	Name:	Larry M. Venturelli
	Title:	Executive Vice President and Chief Financial Officer
April 26, 2012