Form 10-Q
period 2012-06-30
WHIRLPOOL CORP /DE/
filed 2012-07-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 17, 2012
Common stock, par value $1 per share	77,545,523

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Six Months Ended June 30, 2012

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
WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Net sales	$4,511	$4,730	$8,860	$9,130
Expenses
Cost of products sold	3,782	4,061	7,480	7,839
Gross margin	729	669	1,380	1,291
Selling, general and administrative	447	425	852	805
Intangible amortization	8	7	15	14
Restructuring costs	79	14	113	22
Operating profit	195	223	400	450
Other income (expense)
Interest and sundry income (expense)	(23)	(538)	(41)	(557)
Interest expense	(48)	(55)	(102)	(109)
Earnings (loss) before income taxes	124	(370)	257	(216)
Income tax expense (benefit)	4	(206)	40	(230)
Net earnings (loss)	120	(164)	217	14
Less: Net earnings (loss) available to noncontrolling interests	7	(3)	12	6
Net earnings (loss) available to Whirlpool	$113	$(161)	$205	$8
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.45	$(2.10)	$2.64	$0.10
Diluted net earnings (loss) available to Whirlpool	$1.43	$(2.10)	$2.60	$0.10
Dividends	$0.50	$0.50	$1.00	$0.93
Weighted-average shares outstanding (in millions)
Basic	78.0	76.8	77.7	76.7
Diluted	78.8	76.8	78.8	78.1
Comprehensive income (loss)	$(127)	$(46)	$67	$224

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and equivalents	$426	$1,109
Accounts receivable, net of allowance of $60 and $61, respectively	2,125	2,105
Inventories	2,583	2,354
Deferred income taxes	467	248
Prepaid and other current assets	676	606
Total current assets	6,277	6,422
Property, net of accumulated depreciation of $6,101 and $6,146, respectively	2,955	3,102
Goodwill	1,727	1,727
Other intangibles, net of accumulated amortization of $193 and $177, respectively	1,738	1,757
Deferred income taxes	1,678	1,893
Other noncurrent assets	232	280
Total assets	$14,607	$15,181
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,517	$3,512
Accrued expenses	672	951
Accrued advertising and promotions	329	429
Employee compensation	406	365
Notes payable	3	1
Current maturities of long-term debt	510	361
Other current liabilities	623	678
Total current liabilities	6,060	6,297
Noncurrent liabilities
Long-term debt	1,922	2,129
Pension benefits	1,372	1,487
Postretirement benefits	415	430
Other noncurrent liabilities	520	558
Total noncurrent liabilities	4,229	4,604
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 107 million and 106 million shares issued and 77 million and 76 million shares outstanding, respectively	107	106
Additional paid-in capital	2,227	2,201
Retained earnings	5,049	4,922
Accumulated other comprehensive loss	(1,376)	(1,226)
Treasury stock, 30 million shares	(1,794)	(1,822)
Total Whirlpool stockholders’ equity	4,213	4,181
Noncontrolling interests	105	99
Total stockholders’ equity	4,318	4,280
Total liabilities and stockholders’ equity	$14,607	$15,181

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30
(Millions of dollars)

	2012	2011
Operating activities
Net earnings	217	$14
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	297	286
Settlement of Brazilian collection dispute	(275)	444
Curtailment gain	(49)	—
Changes in assets and liabilities:
Accounts receivable	(67)	(105)
Inventories	(270)	(199)
Accounts payable	95	33
Accrued advertising and promotions	(97)	(121)
Product recall	—	(13)
Taxes deferred and payable, net	(57)	(305)
Accrued pension and postretirement benefits	(131)	(236)
Employee compensation	94	(85)
Other	(112)	53
Cash used in operating activities	(355)	(234)
Investing activities
Capital expenditures	(187)	(259)
Proceeds from sale of assets	2	20
Investment in related businesses	—	(7)
Other	—	(31)
Cash used in investing activities	(185)	(277)
Financing activities
Proceeds from borrowings of long-term debt	300	300
Repayments of long-term debt	(356)	(306)
Dividends paid	(77)	(71)
Net proceeds from short-term borrowings	2	13
Common stock issued	11	14
Other	(17)	(8)
Cash used in financing activities	(137)	(58)
Effect of exchange rate changes on cash and equivalents	(6)	46
Decrease in cash and equivalents	(683)	(523)
Cash and equivalents at beginning of period	1,109	1,368
Cash and equivalents at end of period	$426	$845

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
New Accounting Pronouncements
On January 1, 2012, we adopted the provisions of an amendment to Accounting Standards Codification ("ASC") 220, “Comprehensive Income.” This amendment requires companies to present, in annual statements, the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, in December 2011, the FASB issued an amendment to this accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The amendments affect only the display of information and do not change existing recognition and measurement requirements in our Consolidated Financial Statements.
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
(2)SUBSEQUENT EVENT
On July 11, 2012, we announced that we have entered into a Master Agreement on the Restructuring (the "Agreement") of Alno AG ("Alno"), one of Germany's leading kitchen manufacturers and a longstanding Whirlpool customer in Europe. Subject to shareholder approval, the Agreement provides a framework to strengthen Alno's equity base and reduce its long-term debt, through the issuance of 44 million additional shares at a per share price of Euro 1.05, which will be used to retire substantially all of its bank debt. We have agreed to subscribe for all shares for which we are entitled and have also agreed to acquire any additional unsubscribed shares as may be necessary to yield minimum gross proceeds to Alno of Euro 46.2 million. We have also agreed to retroactively extend payment terms in favor of Alno, whereby $84 million of receivables that existed at June 30, 2012 are all considered current. We expect the restructuring actions contemplated by the Agreement will be completed by the end of the fourth quarter of 2012 or the first quarter of 2013. On a pre-restructuring basis, Whirlpool owns approximately 18.25% of Alno's ordinary shares. Once the restructuring is completed, we could own indirectly through one or more subsidiaries, more than 50% of Alno's ordinary share capital.

(3)FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at June 30, 2012 and December 31, 2011.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are in the following table. During the three months ended June 30, 2012, we recognized a $7 million other than temporary impairment of a European available for sale investment within interest and sundry income (expense).

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Money market funds (1)	$—	$340	$—	$340	$—	$—	$—	$340
Net derivative contracts	—	—	—	—	(55)	(57)	(55)	(57)
Available for sale investments	14	21	10	15	—	—	10	15

(1)	Money market funds are primarily comprised of government obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2,617 million and $2,670 million at June 30, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
(4)INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2012	December 31, 2011
Finished products	$2,196	$2,016
Raw materials and work in process	581	541
	2,777	2,557
Less: excess of FIFO cost over LIFO cost	(194)	(203)
Total inventories	$2,583	$2,354
LIFO inventories represented 43% and 41% of total inventories at June 30, 2012 and December 31, 2011, respectively.
(5)FINANCING ARRANGEMENTS
On May 1, 2012, $350 million of 8.00% notes matured and were repaid. On June 1, 2012, we completed a debt offering of $300 million principal amount of 4.70% notes due June 1, 2022 (the “2022 Notes”). The 2022 Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2022 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The 2022 Notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission on May 11, 2012.

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
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $335 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At June 30, 2012, $174 million remains accrued, with installment payments of $149 million, plus interest, remaining to be made to government authorities at various times through 2015.
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

Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2012	2011
Balance at January 1	$191	$217
Issuances/accruals during the period	137	172
Settlements made during the period	(147)	(186)
Other changes	—	(6)
Balance at June 30	$181	$197
Current portion	$148	$154
Non-current portion	33	43
Total	$181	$197
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2012 and December 31, 2011, the guaranteed amounts totaled $285 million and $467 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at June 30, 2012 and $1.2 billion at December 31, 2011. Our total outstanding bank indebtedness under guarantees at June 30, 2012 and December 31, 2011 were nominal.
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
We sell banker's acceptance drafts to financial institutions as a standard business practice in The People's Republic of China (PRC). These drafts have certain recourse provisions afforded to transferees explicitly and under PRC laws. If a transferee were to exercise its available recourse rights, our subsidiaries in the PRC would be required to satisfy the obligation with the transferee and the draft would revert back to the subsidiary. At June 30, 2012 and December 31, 2011 the outstanding drafts transferred and outstanding totaled $8 million and $47 million, respectively. Transferees have not exercised their recourse rights against our subsidiaries during 2012 or 2011.

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
Interest rate risk
We may enter into interest rate derivatives, including rate swaps and rate locks, to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2012	2011	2012	2011	2012	2011		2012	2011
Derivatives accounted for as hedges
Foreign exchange forwards/options	$929	$862	$18	$24	$17	$19	(CF/FV)	18	18
Commodity swaps/options	330	316	6	9	28	28	(CF/FV)	31	36
Interest rate derivatives	—	250	—	—	—	5	(CF)	—	6
Total derivatives accounted for as hedges			$24	$33	$45	$52
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,582	$1,261	$10	$6	$44	$43		14	3
Commodity swaps/options	5	3	—	—	—	1		6	11
Total derivatives not accounted for as hedges			10	6	44	44
Total derivatives			$34	$39	$89	$96

Current			$33	$36	$81	$91
Noncurrent			1	3	8	5
Total derivatives			$34	$39	$89	$96

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Comprehensive Income for the three and six months ended are as follows:

	Three Months Ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion) (1)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (2)
	2012	2011	2012	2011
Foreign exchange forwards/options	$(1)	$(5)	$(6)	$(5)	(a)(b)
Commodity swaps/options	(30)	(12)	(2)	47	(b)
Interest rate derivatives	(13)	—	—	—	(a)
	$(44)	$(17)	$(8)	$42

		Three Months Ended June 30,
Fair Value Hedges - Millions of dollars	Hedged Item	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)
		2012	2011	2012	2011
Foreign exchange forwards/options	Non-functional currency assets and liabilities	$—	$1	$—	$(1)

	Three Months Ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2012	2011
Foreign exchange forwards/options	$(34)	$27

	Six Months Ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion) (1)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (2)
	2012	2011	2012	2011
Foreign exchange forwards/options	$(8)	$(11)	$(7)	$(11)	(a)(b)
Commodity swaps/options	(10)	4	(4)	63	(b)
Interest rate derivatives	(7)	—	—	—	(c)
	$(25)	$(7)	$(11)	$52

		Six Months Ended June 30,
Fair Value Hedges - Millions of dollars	Hedged Item	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)
		2012	2011	2012	2011
Foreign exchange forwards/options	Non-functional currency assets and liabilities	$(1)	$1	$1	$(1)

	Six Months Ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2012	2011
Foreign exchange forwards/options	$(22)	$44

(1) Gains and losses recognized in OCI are included within total comprehensive income.
(2) Gains and losses reclassified from accumulated OCI and recognized in earnings are recorded in (a) interest and sundry income (expense), (b) cost of products sold or (c) interest expense.
(3) Gains and losses recognized in earnings are recorded in interest and sundry income (expense).
(4) Mark to market gains and losses recognized in earnings are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2012 and 2011. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $17 million at June 30, 2012.
(8)STOCKHOLDERS’ EQUITY
Comprehensive Income and Stockholders’ Equity
The following table summarizes our comprehensive income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Net earnings (loss) as reported	$120	$(164)	$217	$14
Currency translation adjustments – net	(195)	68	(115)	174
Cash flow hedges – net	(23)	(30)	(9)	(42)
Pension and other postretirement benefits plans – net	(29)	86	(28)	85
Available for sale securities	—	(6)	2	(7)
Comprehensive income (loss)	(127)	(46)	67	224
Less: Comprehensive income available to noncontrolling interests	5	8	12	10
Comprehensive income (loss) available to Whirlpool	$(132)	$(54)	$55	$214

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total		Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2011	$4,280		$4,181	$99
Net earnings	217		205	12
Other comprehensive income (loss)	(150)		(150)	—
Comprehensive income	67		55	12
Common stock	1	1	1	—
Treasury stock	28		28	—
Additional paid-in capital	26		26	—
Dividends declared on common stock	(84)		(78)	(6)
Stockholders’ equity, June 30, 2012	$4,318		$4,213	$105
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2012	2011	2012	2011
Numerator for basic and diluted earnings (loss) per share – net earnings (loss) available to Whirlpool	$113	$(161)	$205	$8
Denominator for basic earnings (loss) per share – weighted-average shares	78.0	76.8	77.7	76.7
Effect of dilutive securities – stock-based compensation	0.8	—	1.1	1.4
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares	78.8	76.8	78.8	78.1
Anti-dilutive stock options/awards excluded from earnings per share	2.9	3.4	2.9	2.1
(9)RESTRUCTURING CHARGES
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. Combined within the 2011 Plan are previously announced restructuring initiatives and the financial restructuring related to matters disclosed in Note 2. We expect to incur approximately $500 million of total costs related to the combined plans with completion expected by the end of 2013.
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

The following table summarizes the change in our restructuring liability, cumulative charges recognized and total expected charges for the combined plans for the six months ended June 30, 2012.

Millions of dollars	12/31/2011	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	6/30/2012	Cumulative Charges [1]	Expected Total Charges
Employee termination costs	$62	$18	$(35)	$—	$—	$45	$75	$270
Asset impairment costs	—	63	—	(63)	—	—	75	95
Facility exit costs	9	15	(18)			6	23	85
Other exit costs	7	17	(15)			9	18	50
Total	$78	$113	$(68)	$(63)	$—	$60	$191	$500

The following table summarizes restructuring charges for the combined plans, by operating segment, for the six months ended June 30, 2012.

Millions of dollars	2012 Charges	Cumulative Charges [1]	Expected Total Charges
North America	$61	$114	$331
Latin America	—	2	6
EMEA	46	67	151
Asia	5	6	8
Corporate / Other	1	2	4
Total	$113	$191	$500
1 Cumulative charges exclude $22 million of employee termination costs and $17 million of facility and other exit costs related to previous restructuring plans that were transferred into the 2011 plan during 2011.
(10)INCOME TAXES
The income tax expense for the three and six months ended June 30, 2012 was $4 million and $40 million compared to a income tax benefit of $206 million and $230 million for the three and six months ended June 30, 2011. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Earnings (loss) before income taxes	$124	$(370)	$257	$(216)
Income tax expense computed at United States statutory tax rate	$43	$(130)	$90	$(75)
U.S. government tax incentive - Energy Tax Credits	—	(79)	—	(133)
Valuation allowance release	(55)	—	(55)	—
Foreign government tax incentive - BEFIEX	(3)	(28)	(7)	(39)
Other	19	31	12	17
Income tax expense (benefit) computed at effective worldwide tax rates	$4	$(206)	$40	$(230)
Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $63 million associated with certain tax examinations and other events.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(11)PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Service cost	$1	$—	$1	$2	$2	$2
Interest cost	44	48	5	5	5	8
Expected return on plan assets	(49)	(48)	(3)	(3)	—	—
Amortization:
Actuarial loss	12	8	1	1	—	—
Prior service credit	(1)	(1)	—	—	(11)	(11)
Settlement and curtailment (gain) loss	2	—	—	—	(49)	—
Net periodic benefit cost (credit)	$9	$7	$4	$5	$(53)	$(1)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Service cost	$1	$—	$3	$4	$3	$4
Interest cost	89	96	9	10	11	17
Expected return on plan assets	(97)	(96)	(5)	(6)	—	—
Amortization:
Actuarial loss	23	16	2	2	—	—
Prior service credit	(2)	(2)	—	—	(23)	(18)
Settlement and curtailment (gain) loss	4	—	—	—	(49)	—
Net periodic benefit cost (credit)	$18	$14	$9	$10	$(58)	$3
During the three months ended June 30, 2012, we recognized approximately $49 million in curtailment gains, which were primarily related to the closure of our Fort Smith, Arkansas facility, which was previously announced in October 2011. These curtailment gains are recognized as employees terminate and are included in cost of products sold with an offset in other comprehensive income, net of tax.
(12)OPERATING SEGMENT INFORMATION
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2012	$2,465	$1,154	$692	$241	$(41)	$4,511
2011	2,370	1,307	841	257	(45)	4,730
Intersegment sales
2012	$67	$44	$32	$62	$(205)	$—
2011	56	51	46	54	(207)	—
Depreciation and amortization
2012	$63	$25	$26	$5	$27	$146
2011	72	26	28	6	13	145
Operating profit
2012	$235	$103	$(26)	$14	$(131)	$195
2011	76	166	20	14	(53)	223
Total assets
June 30, 2012	$7,913	$3,534	$2,539	$812	$(191)	$14,607
December 31, 2011	7,894	3,620	2,839	797	31	15,181
Capital expenditures
2012	$49	$17	$17	$6	$6	$95
2011	78	25	20	5	16	144

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2012	$4,704	$2,413	$1,380	$443	$(80)	$8,860
2011	4,628	2,534	1,584	465	(81)	9,130
Intersegment sales
2012	$127	$86	$73	$114	$(400)	$—
2011	108	92	96	96	(392)	—
Depreciation and amortization
2012	$130	$50	$50	$10	$57	$297
2011	141	52	53	11	29	286
Operating profit
2012	$386	$224	$(21)	$23	$(212)	$400
2011	134	339	44	25	(92)	450
Total assets
June 30, 2012	$7,913	$3,534	$2,539	$812	$(191)	$14,607
December 31, 2011	7,894	3,620	2,839	797	31	15,181
Capital expenditures
2012	$97	$35	$28	$13	$14	$187
2011	145	42	32	9	31	259

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2012	2011	Change	2012	2011	Change
Net sales	$4,511	$4,730	(4.6)%	$8,860	$9,130	(2.9)%
Gross margin	729	669	9.0%	1,380	1,291	6.9%
Selling, general and administrative	447	425	(5.1)%	852	805	(5.9)%
Restructuring costs	79	14	nm	113	22	nm
Interest and sundry income (expense)	(23)	(538)	nm	(41)	(557)	nm
Interest expense	(48)	(55)	12.1%	(102)	(109)	6.1%
Income tax expense (benefit)	4	(206)	nm	40	(230)	nm
Net earnings (loss) available to Whirlpool	113	(161)	nm	205	8	nm
Diluted net earnings (loss) available to Whirlpool per share	$1.43	$(2.10)	nm	$2.60	$0.10	nm
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods presented:

	Units Sold (in thousands)
	Three Months Ended			Six Months Ended
Region	2012	2011	Change	2012	2011	Change
North America	5,911	6,040	(2.1)%	11,627	12,195	(4.7)%
Latin America	2,781	2,773	0.3%	5,750	5,674	1.3%
EMEA	2,778	2,988	(7.0)%	5,383	5,697	(5.5)%
Asia	1,154	1,141	1.1%	2,076	2,052	1.2%
Consolidated	12,624	12,942	(2.5)%	24,836	25,618	(3.1)%

	Net Sales (in millions)
	Three Months Ended			Six Months Ended
Region	2012	2011	Change	2012	2011	Change
North America	$2,465	$2,370	4.0%	$4,704	$4,628	1.6%
Latin America	1,154	1,307	(11.7)%	2,413	2,534	(4.8)%
EMEA	692	841	(17.7)%	1,380	1,584	(12.9)%
Asia	241	257	(6.5)%	443	465	(4.8)%
Other/eliminations	(41)	(45)	—	(80)	(81)	—
Consolidated	$4,511	$4,730	(4.6)%	$8,860	$9,130	(2.9)%
Consolidated net sales for the three and six months ended June 30, 2012 reflect strong improvements in product price/mix from previously announced pricing actions compared to the same period in 2011. This favorable impact was more than offset by decreases in units sold, the unfavorable impact of foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency, consolidated net sales increased 1.7% and 1.4%, respectively, for the three and six months ended June 30, 2012. We provide net sales, excluding the impact of foreign currency, as a supplement to net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales in functional currency to U.S. dollars using the prior-year period's exchange rate.

Significant regional trends were as follows:

•
North America net sales increased 4.0% for the three months ended June 30, 2012 and 1.6% for the six months ended June 30, 2012 compared to the same periods in 2011, reflecting strong improvements in product price/mix which were partially offset by decreases in units sold. Foreign currency did not have a significant impact on North America net sales compared to 2011.

•
Latin America net sales decreased 11.7% and 4.8% for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the unfavorable impact of foreign currency and lower BEFIEX credits recognized, partially offset by the favorable impact from product price/mix and increases in units sold. The reduction of BEFIEX credits monetized was primarily due to the Impostos sobre Produtos ("IPI") sales tax holiday that was declared by the Brazilian government on certain appliances in December 2011 and has been extended through August 31, 2012. During this holiday, we expect to monetize reduced amounts of BEFIEX credits because the credits are monetized through the offset of IPI taxes due. Excluding the impact of foreign currency, net sales increased 1.9% and 4.3% for the three and six months ended June 30, 2012, compared to the same periods in 2011.

We monetized $2 million and $9 million of BEFIEX credits during the three and six months ended June 30, 2012, respectively, compared to $79 million and $145 million for the same periods in 2011. At June 30, 2012, approximately $215 million of future cash monetization remained, including $56 million of related court awarded fees, which will be receivable in subsequent years.

•
EMEA net sales decreased 17.7% and 12.9% for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the unfavorable impact of foreign currency and decreases in units sold resulting from the weak demand environment throughout Europe. Excluding the impact of foreign currency, net sales decreased 7.2% and 5.4% for the three and six months ended June 30, 2012, compared to the same periods in 2011.

•
Asia net sales decreased 6.5% and 4.8% for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the unfavorable impact of foreign currency, partially offset by favorable product price/mix and increases in units sold. Excluding the impact of foreign currency, net sales increased 6.4% and 4.7% for the three and six months ended June 30, 2012, compared to the same periods in 2011.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Percentage of net sales	2012	2011	Change		2012	2011	Change
North America	17.4%	10.7%	6.7	pts	15.8%	10.4%	5.4	pts
Latin America	17.2%	20.0%	(2.8)	pts	17.2%	20.5%	(3.3)	pts
EMEA	8.4%	12.8%	(4.4)	pts	10.1%	12.9%	(2.8)	pts
Asia	18.2%	17.4%	0.8	pts	18.1%	17.8%	0.3	pts
Consolidated	16.2%	14.1%	2.1	pts	15.6%	14.1%	1.5	pts
The consolidated gross margin percentage increased for both the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the favorable impact from improved product price/mix, restructuring initiatives and the favorable impact from $49 million in curtailment gains from a postretirement benefit plan, partially offset by higher material costs and lower BEFIEX credits.
Significant regional trends were as follows:

•
North America gross margin increased for both the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the favorable impact from previously announced price increases, restructuring initiatives, continued productivity and $49 million in curtailment gains from a postretirement benefit plan, partially offset by higher material costs.

•
Latin America gross margin decreased for both the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to lower BEFIEX credits recognized due to the extension of the IPI sales tax holiday and higher material costs, partially offset by favorable product price/mix and continued productivity and cost reduction initiatives.

•
EMEA gross margin decreased for both the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to lower production levels related to the weak demand environment throughout Europe and higher material costs, partially offset by the favorable impact of restructuring initiatives.

•
Asia gross margin increased for both the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the favorable impacts from product price/mix, continued productivity improvements and restructuring initiatives, partially offset by higher material costs and the unfavorable impact from foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2012	As a % of Net Sales	2011	As a % of Net Sales	2012	As a % of Net Sales	2011	As a % of Net Sales
North America	$186	7.5%	$172	7.3%	$342	7.3%	$334	7.2%
Latin America	94	8.1%	96	7.4%	190	7.9%	180	7.1%
EMEA	84	12.2%	88	10.5%	161	11.7%	160	10.1%
Asia	30	12.5%	30	11.8%	58	13.0%	58	12.5%
Corporate/other	53	—	39	—	101	—	73	—
Consolidated	$447	9.9%	$425	9.0%	$852	9.6%	$805	8.8%
Consolidated selling, general and administrative expenses, as a percentage of sales, increased compared to 2011, primarily due to higher employee benefits expense and increased investment in consumer advertising internationally.

Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans that will result in substantial cost and capacity reductions. Combined with previously announced restructuring initiatives and the financial restructuring related matters disclosed in Note 2 of the Notes to the Consolidated Financial Statements, we expect to incur approximately $500 million of total costs which began in the fourth quarter 2011 and are expected to be completed by the end of 2013.
We incurred total restructuring charges of $79 million and $113 million for the three and six months ended June 30, 2012 compared to $14 million and $22 million for the three and six months ended June 30, 2011. We expect to incur approximately $337 million of future cash expenditures related to the combined plans. Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) decreased approximately $515 million for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to 2011 charges related to the settlement of the Brazilian collection dispute that did not recur in 2012 and lower accruals related to Embraco antitrust matters.
Interest Expense
Interest expense for the three and six months ended June 30, 2012 decreased $7 million compared to the same periods in 2011, primarily due to lower average interest rates.
Income Taxes
The income tax expense for the three and six months ended June 30, 2012 was $4 million and $40 million, compared to a benefit of $206 million and $230 million in 2011. The increase in income tax expense is primarily due to higher pre-tax earnings and the expiration of the energy tax credit, partially offset by the release of a valuation allowance related to foreign tax planning with respect to the utilization of certain net operating losses. Pre-tax earnings in the prior year reflect the tax deductible settlement of the Brazilian collection dispute.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Earnings (loss) before income taxes	$124	$(370)	$257	$(216)
Income tax expense computed at United States statutory tax rate	$43	$(130)	$90	$(75)
Valuation allowance release	(55)	—	(55)	—
U.S. government tax incentive - Energy Tax Credits	—	(79)	—	(133)
Foreign government tax incentive - BEFIEX	(3)	(28)	(7)	(39)
Other	19	31	12	17
Income tax expense (benefit) computed at effective worldwide tax rates	$4	$(206)	$40	$(230)
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2012 to be within the following ranges:

Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, net of tax	$5.00	—	$5.50
Including:
BEFIEX ($60 to $80 million)	0.80	—	1.00
Restructuring expense ($250 - $270 million)	(2.30)	—	(2.50)
Free cash flow	$100	—	$150
Industry demand
North America	—%	—	(2)%
Latin America	5%	—	7%
EMEA	(2%)	—	(5%)
Asia	—%	—	2%
The company continues to expect to generate free cash flow between $100 million and $150 million. Included in this guidance is the $275 million final installment to settle the Brazilian collection dispute, $110 million for antitrust settlements, pension contributions of up to $250 million and restructuring cash outlays of up to $280 million.
Contributions to our U.S. pension plans in 2012 may be lower than originally expected as a result of the Surface Transportation Extension Act of 2012 (the "Act") that was signed into law on July 6, 2012. The Act contains certain pension related provisions that are to designed to stabilize interest rates used in calculating the funding requirements for pension liabilities. The new requirements will use a discount rate that is a 25 year average instead of a 24 month average and is intended to result in lower minimum required annual contributions. Since the 25 year average rate has not yet been published, there is uncertainty regarding the reduction to our remaining scheduled payments in 2012 and beyond.
The table below reconciles projected 2012 cash provided by operations determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by (used in) continuing operations after capital expenditures and proceeds from the sale of assets.
These projections are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.

Millions of dollars	Current Outlook
Cash provided by operating activities	$600	—	$700
Capital expenditures and proceeds from sale of assets	(500)	—	(550)
Free cash flow	$100	—	$150
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
We have continued to operate under uncertain and volatile global economic conditions, experiencing higher material costs, recessionary demand levels in developed markets and slowing growth in emerging markets. To succeed in this environment, we announced aggressive actions during 2011 to improve our overall operating performance and financial condition, including cost-based price increases across all markets and plans to reduce our cost structure and production capacity, primarily in North America and EMEA. We have started to recognize the benefits from these actions during the first half of 2012 and expect that operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.

In 2012, our short term potential uses of liquidity include cash outlays of up to $280 million related to our restructuring initiatives, up to $250 million in pension funding and approximately $110 million related to the Embraco antitrust matters. In addition, approximately $500 million of term debt will be maturing over the next 12 months. At June 30, 2012, we had no borrowings outstanding under credit facilities and we were in compliance with financial covenants for all periods presented.

We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. At June 30, 2012, no European country had cash and cash equivalents and third-party receivables exceeding 1% of our consolidated assets.
We continue to review customer financial conditions across the Eurozone. We have announced an Agreement on the financial restructuring of Alno AG, a long-standing European customer. This Agreement provides a framework to strengthen Alno's equity base and reduce their long-term debt. Our exposure is not only limited to the $84 million of outstanding receivables to Alno, but also the potential risks of an Alno bankruptcy and impacts to our supply chain. Additional information about the restructuring of Alno can be found in Note 2 of the Notes to the Consolidated Financial Statements.
Sources and Uses of Cash
The following table summarizes the net decrease in cash and equivalents for the periods presented.

	Six Months Ended June 30,
Millions of dollars	2012	2011
Cash provided by (used in):
Operating activities	$(355)	$(234)
Investing activities	(185)	(277)
Financing activities	(137)	(58)
Effect of exchange rate changes on cash	(6)	46
Net decrease in cash and equivalents	$(683)	$(523)
Cash Flows from Operating Activities
The increase in cash used by operations for the six months ended June 30, 2012 includes a $275 million payment in January 2012 related to the settlement of the Brazilian collection dispute, $98 million to fund our United States pension plans and $68 million in cash paid for restructuring. For the six months ended June 30, 2011 we contributed approximately $200 million to our pension plans. The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter was significantly in excess of our quarter-end balance.
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2012 totaled $185 million, reflecting a decrease of $92 million in capital expenditures compared to 2011. The decrease in capital expenditures is driven by project timing and lower overall capital investment planned for 2012 compared to 2011.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2012 increased $79 million from the prior year to $137 million, primarily due to $350 million of maturing debt that was partially repaid by a $300 million bond issuance in June 2012. At June 30, 2012, we had no commercial paper borrowings outstanding.
Financing Arrangements
In March 2012, we obtained a committed credit facility in Brazil. The credit facility provides borrowings up to 180 million Brazilian reais (approximately $90 million as of June 30, 2012). The credit facility contains no financial covenants and we had no borrowings outstanding under this credit agreement as of June 30, 2012.

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
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $335 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At June 30, 2012, $174 million remains accrued, with installment payments of $149 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Antidumping Petitions
In March 2011, we filed antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. The Whirlpool products affected by this case are made in Amana, Iowa, where Whirlpool employs approximately 2,200 people. In March 2012, the U.S. Department of Commerce     ("DOC") issued favorable final determinations in which it found that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In April 2012, the U.S. International Trade Commission ("ITC") reached an unfavorable final determination that dumped and subsidized imports were not a cause of material injury to domestic producers, and therefore trade remedies were not imposed on the subject imports. We disagree with the ITC's decision and we have filed an appeal with the U.S. Court of International Trade. Timing of the appellate decision depends on many factors and is, therefore, uncertain.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

(b)	Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 6 to the Consolidated Financial Statements contained in Part I, Item 1 of this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 10(iii)	Amendment to Employment Agreement of Jose A. Drummond, dated May 1, 2012

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
	By	/s/ LARRY M. VENTURELLI
	Name:	Larry M. Venturelli
	Title:	Executive Vice President and Chief Financial Officer
July 24, 2012