Form 10-Q
period 2012-09-30
WHIRLPOOL CORP /DE/
filed 2012-10-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 16, 2012
Common stock, par value $1 per share	77,853,759

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Nine Months Ended September 30, 2012

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
WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net sales	$4,495	$4,625	$13,355	$13,755
Expenses
Cost of products sold	3,791	4,052	11,271	11,891
Gross margin	704	573	2,084	1,864
Selling, general and administrative	420	394	1,272	1,199
Intangible amortization	8	7	23	21
Restructuring costs	62	36	175	58
Operating profit	214	136	614	586
Other income (expense)
Interest and sundry income (expense)	(39)	(27)	(80)	(584)
Interest expense	(48)	(51)	(150)	(160)
Earnings (loss) before income taxes	127	58	384	(158)
Income tax expense (benefit)	47	(123)	87	(353)
Net earnings	80	181	297	195
Less: Net earnings available to noncontrolling interests	6	4	18	10
Net earnings available to Whirlpool	$74	$177	$279	$185
Per share of common stock
Basic net earnings available to Whirlpool	$0.95	$2.31	$3.58	$2.41
Diluted net earnings available to Whirlpool	$0.94	$2.27	$3.53	$2.37
Dividends	$0.50	$0.50	$1.50	$1.43
Weighted-average shares outstanding (in millions)
Basic	78.3	76.9	77.9	76.8
Diluted	79.3	78.1	79.0	78.1
Comprehensive income (loss)	$135	$(129)	$202	$95

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and equivalents	$518	$1,109
Accounts receivable, net of allowance of $66 and $61, respectively	2,266	2,105
Inventories	2,598	2,354
Deferred income taxes	508	248
Prepaid and other current assets	714	606
Total current assets	6,604	6,422
Property, net of accumulated depreciation of $6,092 and $6,146, respectively	2,947	3,102
Goodwill	1,728	1,727
Other intangibles, net of accumulated amortization of $203 and $177, respectively	1,732	1,757
Deferred income taxes	1,716	1,893
Other noncurrent assets	245	280
Total assets	$14,972	$15,181
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,588	$3,512
Accrued expenses	681	951
Accrued advertising and promotions	416	429
Employee compensation	450	365
Notes payable	20	1
Current maturities of long-term debt	510	361
Other current liabilities	695	678
Total current liabilities	6,360	6,297
Noncurrent liabilities
Long-term debt	1,920	2,129
Pension benefits	1,309	1,487
Postretirement benefits	408	430
Other noncurrent liabilities	534	558
Total noncurrent liabilities	4,171	4,604
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 107 million and 106 million shares issued and 78 million and 76 million shares outstanding, respectively	107	106
Additional paid-in capital	2,242	2,201
Retained earnings	5,083	4,922
Accumulated other comprehensive loss	(1,318)	(1,226)
Treasury stock, 29 million and 30 million shares, respectively	(1,781)	(1,822)
Total Whirlpool stockholders’ equity	4,333	4,181
Noncontrolling interests	108	99
Total stockholders’ equity	4,441	4,280
Total liabilities and stockholders’ equity	$14,972	$15,181

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30
(Millions of dollars)

	2012	2011
Operating activities
Net earnings	$297	$195
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	425	422
Settlement of Brazilian collection dispute	(275)	144
Curtailment gain	(52)	—
Changes in assets and liabilities:
Accounts receivable	(188)	(64)
Inventories	(260)	(171)
Accounts payable	134	4
Accrued advertising and promotions	(15)	(80)
Product recall	—	(14)
Taxes deferred and payable, net	(63)	(476)
Accrued pension and postretirement benefits	(213)	(298)
Employee compensation	160	(83)
Other	(111)	79
Cash used in operating activities	(161)	(342)
Investing activities
Capital expenditures	(276)	(417)
Proceeds from sale of assets	2	20
Investment in related businesses	—	(7)
Other	—	(4)
Cash used in investing activities	(274)	(408)
Financing activities
Proceeds from borrowings of long-term debt	300	300
Repayments of long-term debt	(359)	(310)
Dividends paid	(116)	(110)
Net proceeds from short-term borrowings	19	14
Common stock issued	14	14
Other	(19)	(12)
Cash used in financing activities	(161)	(104)
Effect of exchange rate changes on cash and equivalents	5	(3)
Decrease in cash and equivalents	(591)	(857)
Cash and equivalents at beginning of period	1,109	1,368
Cash and equivalents at end of period	$518	$511

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
We have eliminated all material intercompany transactions in our Consolidated Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless that company is deemed to be a variable interest entity ("VIE") in which we are considered to have a controlling financial interest. We did not control any company in which we had an ownership interest of 50% or less for any period presented in our Consolidated Financial Statements.
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
In July 2012, the Financial Accounting Standards Board ("FASB") amended ASC 350, "Intangibles - Goodwill and Other." Under the amendment, an entity may assess qualitative factors to determine if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We elected to early adopt the provisions of this amendment during the third quarter 2012, which did not impact our Consolidated Financial Statements.
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
(2)GOODWILL AND OTHER INTANGIBLES
During the third quarter of 2012, the Company voluntarily changed the date of its annual goodwill and other indefinite-lived intangible asset impairment test from November 30 to October 1. The Company determined that this change is preferable under the circumstances as the timing better aligns with the Company's annual and long-term business planning cycle and financial reporting process. The voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

(3)FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at September 30, 2012 and December 31, 2011.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are in the following table. During the nine months ended September 30, 2012, we recognized a $7 million other than temporary impairment of a European available for sale investment within interest and sundry income (expense).

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Money market funds (1)	$—	$340	$—	$340	$—	$—	$—	$340
Net derivative contracts	—	—	—	—	(36)	(57)	(36)	(57)
Available for sale investments	15	21	14	15	—	—	14	15

(1)	Money market funds are primarily comprised of government obligations.
On July 11, 2012, we announced that we have entered into a Master Agreement on the Restructuring (the "Agreement") of Alno AG, one of Germany's leading kitchen manufacturers and a longstanding Whirlpool customer in Europe. Shareholders approved the Agreement in August 2012, which provides a framework to strengthen Alno's equity base and reduce its long-term debt, through the issuance of 44 million additional shares at a per share price of Euro 1.05, which will be used to retire substantially all of its bank debt. We have agreed to subscribe for all shares for which we are entitled and have also agreed to acquire any additional unsubscribed shares as may be necessary to yield minimum gross proceeds to Alno of Euro 46.2 million. We agreed to retroactively extend payment terms in favor of Alno during the second quarter 2012. As of September 30, 2012, we had $106 million of trade and other receivables outstanding. We expect the restructuring actions contemplated by the Agreement will be completed by the end of the fourth quarter of 2012. On a pre-restructuring basis, Whirlpool owns approximately 18.25% of Alno's ordinary shares. Once the restructuring is completed, we could own, indirectly through one or more subsidiaries, more than 50% of Alno's ordinary share capital.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2,638 million and $2,670 million at September 30, 2012 and December 31, 2011, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
(4)INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2012	December 31, 2011
Finished products	$2,180	$2,016
Raw materials and work in process	613	541
	2,793	2,557
Less: excess of FIFO cost over LIFO cost	(195)	(203)
Total inventories	$2,598	$2,354
LIFO inventories represented 41% of total inventories at September 30, 2012 and December 31, 2011.

(5)PROPERTY
The following table summarizes our property, plant and equipment as of September 30, 2012 and December 31, 2011:

Millions of dollars	September 30, 2012	December 31, 2011
Land	$74	$76
Buildings	1,220	1,208
Machinery and equipment	7,745	7,964
Accumulated depreciation	(6,092)	(6,146)
Property, plant and equipment, net	$2,947	$3,102
During the nine months ended September 30, 2012, we retired $211 million of fully depreciated machinery and equipment no longer in use. The retirement had no impact to net earnings available to Whirlpool.
(6)    FINANCING ARRANGEMENTS
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
(7)    COMMITMENTS AND CONTINGENCIES
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
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $339 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At September 30, 2012, $119 million remains accrued, with installment payments of $93 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2012	2011
Balance at January 1	$191	$217
Issuances/accruals during the period	233	248
Settlements made during the period	(241)	(256)
Other changes	—	(21)
Balance at September 30	$183	$188
Current portion	$150	$148
Non-current portion	33	40
Total	$183	$188
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2012 and December 31, 2011, the guaranteed amounts totaled $346 million and $467 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at September 30, 2012 and $1.2 billion at December 31, 2011. Our total outstanding bank indebtedness under guarantees at September 30, 2012 and December 31, 2011 were nominal.

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
We sell banker's acceptance drafts to financial institutions as a standard business practice in The People's Republic of China (PRC). These drafts have certain recourse provisions afforded to transferees explicitly and under PRC laws. If a transferee were to exercise its available recourse rights, our subsidiaries in the PRC would be required to satisfy the obligation with the transferee and the draft would revert back to the subsidiary. At September 30, 2012 and December 31, 2011 the outstanding drafts transferred and outstanding totaled $16 million and $47 million, respectively. Transferees have not exercised their recourse rights against our subsidiaries during 2012 or 2011.
(8)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at September 30, 2012 and December 31, 2011:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2012	2011	2012	2011	2012	2011		2012	2011
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,227	$862	$6	$24	$24	$19	(CF/FV)	18	18
Commodity swaps/options	379	316	22	9	7	28	(CF/FV)	27	36
Interest rate derivatives	—	250	—	—	—	5	(CF)	—	6
Total derivatives accounted for as hedges			$28	$33	$31	$52
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,599	$1,261	$9	$6	$42	$43		11	3
Commodity swaps/options	7	3	—	—	—	1		15	11
Total derivatives not accounted for as hedges			9	6	42	44
Total derivatives			$37	$39	$73	$96

Current			$29	$36	$71	$91
Noncurrent			8	3	2	5
Total derivatives			$37	$39	$73	$96

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion) (1)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (2)
	2012	2011	2012	2011
Foreign exchange forwards/options	$(22)	$26	$(4)	$(5)	(a)(b)
Commodity swaps/options	35	(60)	(4)	22	(b)
Interest rate derivatives	—	—	—	—	(a)
	$13	$(34)	$(8)	$17

		Three Months Ended September 30,
Fair Value Hedges - Millions of dollars	Hedged Item	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)
		2012	2011	2012	2011
Foreign exchange forwards/options	Non-functional currency assets and liabilities	$(3)	$6	$3	$(6)

	Three Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2012	2011
Foreign exchange forwards/options	$(2)	$(45)
Commodity swaps	—	(1)
	$(2)	$(46)

	Nine Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion) (1)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (2)
	2012	2011	2012	2011
Foreign exchange forwards/options	$(30)	$15	$(11)	$(16)	(a)(b)
Commodity swaps/options	25	(56)	(8)	85	(b)
Interest rate derivatives	(7)	—	—	—	(c)
	$(12)	$(41)	$(19)	$69

		Nine Months Ended September 30,
Fair Value Hedges - Millions of dollars	Hedged Item	Gain (Loss) Recognized on Derivatives (3)		Gain (Loss) Recognized on Related Hedged Items (3)
		2012	2011	2012	2011
Foreign exchange forwards/options	Non-functional currency assets and liabilities	$(4)	$7	$4	$(7)

	Nine Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (4)
	2012	2011
Foreign exchange forwards/options	$(24)	$(1)
Commodity swaps	—	(1)
	$(24)	$(2)
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
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2012 and 2011. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $8 million at September 30, 2012.

(9)    STOCKHOLDERS’ EQUITY
Comprehensive Income and Stockholders’ Equity
The following table summarizes our comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Net earnings as reported	$80	$181	$297	$195
Currency translation adjustments – net	42	(269)	(73)	(95)
Cash flow hedges – net	14	(35)	5	(77)
Pension and other postretirement benefits plans – net	(4)	(3)	(32)	82
Available for sale securities	3	(3)	5	(10)
Comprehensive income (loss)	135	(129)	202	95
Less: Comprehensive income (loss) available to noncontrolling interests	3	(3)	15	7
Comprehensive income (loss) available to Whirlpool	$132	$(126)	$187	$88
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2011	$4,280	$4,181	$99
Net earnings	297	279	18
Other comprehensive income (loss)	(95)	(92)	(3)
Comprehensive income	202	187	15
Common stock	1	1	—
Treasury stock	41	41	—
Additional paid-in capital	41	41	—
Dividends declared on common stock	(124)	(118)	(6)
Stockholders’ equity, September 30, 2012	$4,441	$4,333	$108
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2012	2011	2012	2011
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$74	$177	$279	$185
Denominator for basic earnings per share – weighted-average shares	78.3	76.9	77.9	76.8
Effect of dilutive securities – stock-based compensation	1.0	1.2	1.1	1.3
Denominator for diluted earnings per share – adjusted weighted-average shares	79.3	78.1	79.0	78.1
Anti-dilutive stock options/awards excluded from earnings per share	2.7	2.5	2.8	2.1

(10)    RESTRUCTURING CHARGES
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

Combined within the 2011 Plan are previously announced restructuring initiatives and the financial restructuring related to matters disclosed in Note 3. We expect to incur approximately $500 million of total costs related to the combined plans with completion expected by the end of 2013. The following table summarizes the change in our restructuring liability, cumulative charges recognized and total expected charges for the combined plans for the nine months ended September 30, 2012.

Millions of dollars	12/31/2011	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	9/30/2012	Cumulative Charges [1]	Expected Total Charges
Employee termination costs	$62	$60	$(64)	$—	$—	$58	$117	$270
Asset impairment costs	—	65	—	(65)	—	—	77	95
Facility exit costs	9	23	(18)	(7)	(1)	6	31	85
Other exit costs	7	27	(24)	—	—	10	28	50
Total	$78	$175	$(106)	$(72)	$(1)	$74	$253	$500
The following table summarizes restructuring charges for the combined plans, by operating segment, as of September 30, 2012.

Millions of dollars	2012 Charges	Cumulative Charges [1]	Expected Total Charges
North America	$111	$164	$331
Latin America	—	2	6
EMEA	58	79	151
Asia	5	6	8
Corporate / Other	1	2	4
Total	$175	$253	$500
1 Cumulative charges exclude $22 million of employee termination costs and $17 million of facility and other exit costs related to previous restructuring plans that were transferred into the 2011 plan during 2011.
(11)    INCOME TAXES
The income tax expense for the three and nine months ended September 30, 2012 was $47 million and $87 million compared to a income tax benefit of $123 million and $353 million for the three and nine months ended September 30, 2011. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Earnings (loss) before income taxes	$127	$58	$384	$(158)
Income tax expense computed at United States statutory tax rate	$44	$20	$134	$(55)
U.S. government tax incentive - Energy Tax Credits	—	(122)	—	(255)
Valuation allowance release	—	—	(55)	—
Foreign government tax incentive - BEFIEX	(4)	(28)	(11)	(66)
Other	7	7	19	23
Income tax expense (benefit) computed at effective worldwide tax rates	$47	$(123)	$87	$(353)

Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $65 million associated with certain tax examinations and other events.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(12)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Service cost	$1	$—	$2	$2	$2	$2
Interest cost	45	48	6	5	5	7
Expected return on plan assets	(48)	(48)	(3)	(3)	—	—
Amortization:
Actuarial loss	11	8	1	1	—	—
Prior service credit	(1)	(1)	—	—	(11)	(12)
Settlement and curtailment (gain) loss	1	—	1	—	(3)	—
Net periodic benefit cost (credit)	$9	$7	$7	$5	$(7)	$(3)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Service cost	$2	$—	$5	$6	$5	$6
Interest cost	134	144	15	15	16	24
Expected return on plan assets	(145)	(144)	(8)	(9)	—	—
Amortization:
Actuarial loss	34	24	3	3	—	—
Prior service credit	(3)	(3)	—	—	(34)	(30)
Settlement and curtailment (gain) loss	5	—	1	—	(52)	—
Net periodic benefit cost (credit)	$27	$21	$16	$15	$(65)	$—
During the second quarter 2012, we recognized approximately $49 million in curtailment gains, which were primarily related to the closure of our Fort Smith, Arkansas facility, which was previously announced in October 2011. These curtailment gains are recognized as employees terminate and are included in cost of products sold with an offset in other comprehensive income, net of tax.
We now expect to contribute up to $200 million to our pension plans during 2012, as a result of funding relief provided through the Surface Transportation Extension Act of 2012, which lowered contributions to our United States pension plans by approximately $50 million.
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2012	$2,424	$1,206	$703	$201	$(39)	$4,495
2011	2,374	1,207	874	215	(45)	4,625
Intersegment sales
2012	$58	$44	$14	$69	$(185)	$—
2011	48	52	37	62	(199)	—
Depreciation and amortization
2012	$65	$23	$21	$5	$14	$128
2011	65	25	26	5	15	136
Operating profit (loss)
2012	$227	$118	$(35)	$7	$(103)	$214
2011	62	147	(12)	4	(65)	136
Total assets
September 30, 2012	$7,892	$3,669	$2,630	$851	$(70)	$14,972
December 31, 2011	7,894	3,620	2,839	797	31	15,181
Capital expenditures
2012	$45	$22	$15	$3	$4	$89
2011	77	39	23	5	14	158

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2012	$7,128	$3,619	$2,083	$644	$(119)	$13,355
2011	7,002	3,741	2,458	680	(126)	13,755
Intersegment sales
2012	$185	$130	$87	$183	$(585)	$—
2011	156	144	133	158	(591)	—
Depreciation and amortization
2012	$195	$73	$71	$15	$71	$425
2011	206	77	79	16	44	422
Operating profit (loss)
2012	$613	$342	$(56)	$30	$(315)	$614
2011	196	487	32	29	(158)	586
Total assets
September 30, 2012	$7,892	$3,669	$2,630	$851	$(70)	$14,972
December 31, 2011	7,894	3,620	2,839	797	31	15,181
Capital expenditures
2012	$142	$57	$43	$16	$18	$276
2011	222	81	55	14	45	417

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2012	2011	Change	2012	2011	Change
Net sales	$4,495	$4,625	(2.8)%	$13,355	$13,755	(2.9)%
Gross margin	704	573	22.9%	2,084	1,864	11.8%
Selling, general and administrative	420	394	(6.3)%	1,272	1,199	(6.0)%
Restructuring costs	62	36	(78.0)%	175	58	nm
Interest and sundry income (expense)	(39)	(27)	(47.1)%	(80)	(584)	86.3%
Interest expense	(48)	(51)	5.0%	(150)	(160)	5.8%
Income tax expense (benefit)	47	(123)	nm	87	(353)	nm
Net earnings available to Whirlpool	74	177	(58.2)%	279	185	50.8%
Diluted net earnings available to Whirlpool per share	$0.94	$2.27	(58.8)%	$3.53	$2.37	49.0%
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods presented:

	Units Sold (in thousands)
	Three Months Ended			Nine Months Ended
Region	2012	2011	Change	2012	2011	Change
North America	5,896	6,238	(5.5)%	17,523	18,433	(4.9)%
Latin America	3,087	2,695	14.5%	8,837	8,370	5.6%
EMEA	2,950	3,249	(9.2)%	8,333	8,946	(6.9)%
Asia	971	979	(0.8)%	3,047	3,031	0.5%
Consolidated	12,904	13,161	(2.0)%	37,740	38,780	(2.7)%

	Net Sales (in millions)
	Three Months Ended			Nine Months Ended
Region	2012	2011	Change	2012	2011	Change
North America	$2,424	$2,374	2.1%	$7,128	$7,002	1.8%
Latin America	1,206	1,207	—%	3,619	3,741	(3.2)%
EMEA	703	874	(19.5)%	2,083	2,458	(15.2)%
Asia	201	215	(6.2)%	644	680	(5.3)%
Other/eliminations	(39)	(45)	—	(119)	(126)	—
Consolidated	$4,495	$4,625	(2.8)%	$13,355	$13,755	(2.9)%
Consolidated net sales for the three and nine months ended September 30, 2012 reflect strong improvements in product price/mix from previously announced pricing actions compared to the same period in 2011. This favorable impact was more than offset by decreases in units sold, the unfavorable impact of foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency, consolidated net sales increased 3.4% and 2.1%, respectively, for the three and nine months ended September 30, 2012. We provide net sales, excluding the impact of foreign currency, as a supplement to net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales in functional currency to U.S. dollars using the prior-year period's exchange rate.

Significant regional trends were as follows:

•
North America net sales increased 2.1% for the three months ended September 30, 2012 and 1.8% for the nine months ended September 30, 2012 compared to the same periods in 2011, reflecting strong improvements in product price/mix which were partially offset by decreases in units sold. Foreign currency did not have a significant impact on North America net sales compared to 2011.

•
Latin America net sales for the three months ended September 30, 2012 were flat compared to the same period of 2011, with a strong improvement in units sold and the favorable impact of product price/mix, offset by the unfavorable impact of foreign currency and lower BEFIEX credits recognized. Net sales decreased 3.2% for the nine months ended September 30, 2012 primarily due to the unfavorable impact of foreign currency and lower BEFIEX credits recognized, partially offset by the favorable impact from product price/mix and increases in units sold. The reduction of BEFIEX credits monetized was primarily due to the Impostos sobre Produtos ("IPI") sales tax holiday that was declared by the Brazilian government on certain appliances in December 2011 and has been extended through December 31, 2012. During this holiday, we expect to monetize reduced amounts of BEFIEX credits because the credits are monetized through the offset of IPI taxes due. Excluding the impact of foreign currency, net sales increased 15.8% and 8.1% for the three and nine months ended September 30, 2012, compared to the same periods in 2011.

We monetized $13 million and $22 million of BEFIEX credits during the three and nine months ended September 30, 2012, respectively, compared to $62 million and $207 million for the same periods in 2011. At September 30, 2012, approximately $202 million of future cash monetization remained, including $56 million of related court awarded fees, which will be receivable in subsequent years.

•
EMEA net sales decreased 19.5% and 15.2% for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the unfavorable impact of foreign currency and decreases in units sold resulting from the weak demand environment throughout Europe. Excluding the impact of foreign currency, net sales decreased 10.5% and 7.2% for the three and nine months ended September 30, 2012, compared to the same periods in 2011.

•
Asia net sales decreased 6.2% and 5.3% for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the unfavorable impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales increased 1.9% and 3.8% for the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Percentage of net sales	2012	2011	Change		2012	2011	Change
North America	16.7%	9.8%	6.9	pts	16.1%	10.2%	5.9	pts
Latin America	17.8%	19.6%	(1.8)	pts	17.4%	20.2%	(2.8)	pts
EMEA	6.7%	8.1%	(1.4)	pts	9.0%	11.2%	(2.2)	pts
Asia	17.6%	14.6%	3.0	pts	18.0%	16.8%	1.2	pts
Consolidated	15.7%	12.4%	3.3	pts	15.6%	13.5%	2.1	pts
The consolidated gross margin percentage increased for both the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the favorable impact from improved product price/mix and restructuring initiatives, partially offset by higher material costs and lower BEFIEX credits. In addition, the nine months ended September 30, 2012 include the favorable impact from curtailment gains in a postretirement benefit plan.
Significant regional trends were as follows:

•
North America gross margin increased for both the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the favorable impact from previously announced price increases, restructuring initiatives, and continued productivity, offset by higher material costs. During the second quarter 2012, we recognized $49 million in curtailment gains from a postretirement benefit plan.

•
Latin America gross margin decreased for both the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to lower BEFIEX credits recognized due to the extension of the IPI sales tax holiday and higher material costs, partially offset by favorable product price/mix and continued productivity and cost reduction initiatives.

•
EMEA gross margin decreased for both the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to lower production levels related to the weak demand environment throughout Europe and higher material costs, partially offset by the favorable impact of restructuring initiatives.

•
Asia gross margin increased for both the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the favorable impacts from product price/mix, continued productivity improvements and restructuring initiatives, partially offset by higher material costs and the unfavorable impact from foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2012	As a % of Net Sales	2011	As a % of Net Sales	2012	As a % of Net Sales	2011	As a % of Net Sales
North America	$172	7.1%	$164	6.9%	$514	7.2%	$497	7.1%
Latin America	97	8.0%	89	7.4%	287	7.9%	270	7.2%
EMEA	82	11.6%	83	9.5%	243	11.7%	243	9.9%
Asia	28	13.9%	28	12.9%	86	13.3%	86	12.6%
Corporate/other	41	—	30	—	142	—	103	—
Consolidated	$420	9.3%	$394	8.5%	$1,272	9.5%	$1,199	8.7%
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
We incurred restructuring charges of $62 million and $175 million for the three and nine months ended September 30, 2012 compared to $36 million and $58 million for the comparable periods in 2011. We expect to incur approximately $300 million of future cash expenditures related to the combined plans. Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry expense for the three months ended September 30, 2012 increased $12 million compared to the same period in 2011, which includes net expense of $22 million primarily due to the conclusion of long-standing United States contract and patent litigation, partially offset by foreign currency gains. For the nine months ended September 30, 2012, interest and sundry expense decreased $504 million compared to the same period in 2011, primarily due to the prior year settlement of the Brazilian collection dispute, lower accruals related to Embraco antitrust matters and the items discussed for the three months ended.
Interest Expense
Interest expense for the three and nine months ended September 30, 2012 decreased compared to the same periods in 2011, primarily due to lower average interest rates.
Income Taxes
The income tax expense for the three and nine months ended September 30, 2012 was $47 million and $87 million, compared to a benefit of $123 million and $353 million in 2011. The increase in income tax expense is primarily due to higher pre-tax earnings and the expiration of the United States energy tax credit. For the nine months ended September 30, 2012, these items were partially offset by the release of a valuation allowance related to the utilization of certain net operating losses. Pre-tax earnings in the prior year reflect the tax deductible settlement of the Brazilian collection dispute.

The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Earnings (loss) before income taxes	$127	$58	$384	$(158)
Income tax expense computed at United States statutory tax rate	$44	$20	$134	$(55)
U.S. government tax incentive - Energy Tax Credits	—	(122)	—	(255)
Valuation allowance release	—	—	(55)	—
Foreign government tax incentive - BEFIEX	(4)	(28)	(11)	(66)
Other	7	7	19	23
Income tax expense (benefit) computed at effective worldwide tax rates	$47	$(123)	$87	$(353)
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2012 to be within the following ranges:

Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, net of tax	$5.00	—	$5.50
Including:
BEFIEX ($40 to $45 million)	0.50	—	0.55
Restructuring expense ($250 - $270 million)	(2.30)	—	(2.50)
Free cash flow	$125	—	$175
Industry demand
North America	—%	—	(2)%
Latin America	7%	—	10%
EMEA	(2)%	—	(3)%
Asia	(5)%	—	(7)%
The company now expects to generate free cash flow between $125 million and $175 million. Included in this guidance is the $275 million final installment to settle the Brazilian collection dispute, $110 million for Embraco antitrust matters, pension contributions of up to $200 million and restructuring cash outlays of up to $250 million.
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

Millions of dollars	Current Outlook
Cash provided by operating activities	$625	—	$725
Capital expenditures and proceeds from sale of assets	(500)	—	(550)
Free cash flow	$125	—	$175

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
We have continued to operate under uncertain and volatile global economic conditions, experiencing higher material costs, recessionary demand levels in developed markets and slowing growth in emerging markets. To succeed in this environment, we announced aggressive actions during 2011 to improve our overall operating performance and financial condition, including cost-based price increases across all markets and plans to reduce our cost structure and production capacity, primarily in North America and EMEA. We have started to recognize the benefits from these actions during 2012 and expect that operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.
In 2012, our short term potential uses of liquidity include cash outlays of up to $250 million related to our restructuring initiatives, approximately $200 million in pension funding and approximately $110 million related to the Embraco antitrust matters. In addition, approximately $500 million of term debt will be maturing over the next 12 months. At September 30, 2012, we had no borrowings outstanding under committed credit facilities and we were in compliance with financial covenants for all periods presented.

We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. At September 30, 2012, we had approximately $160 million in cash, cash equivalents and third-party receivables in Italy, which was the only European country with cash, cash equivalents and third-party receivables exceeding 1% of our consolidated assets.
We continue to review customer financial conditions across the Eurozone. In July 2012, we announced an Agreement on the financial restructuring of Alno AG, a long-standing European customer. This Agreement provides a framework to strengthen Alno's equity base and reduce their long-term debt. Our exposure includes not only the $106 million of outstanding receivables to Alno, but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Additional information about the restructuring of Alno can be found in Note 3 of the Notes to the Consolidated Financial Statements.
Sources and Uses of Cash
The following table summarizes the net decrease in cash and equivalents for the periods presented.

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Cash provided by (used in):
Operating activities	$(161)	$(342)
Investing activities	(274)	(408)
Financing activities	(161)	(104)
Effect of exchange rate changes on cash	5	(3)
Net decrease in cash and equivalents	$(591)	$(857)
Cash Flows from Operating Activities
The decrease in cash used by operations for the nine months ended September 30, 2012 compared to the same period in 2011 primarily reflects improved operating performance resulting in higher cash generated from earnings and lower cash payments related to employee benefits and incentive compensation. The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter was significantly in excess of our quarter-end balance.

Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2012 totaled $274 million, reflecting decreases in capital expenditures driven by project timing, the completion of a significant investment in a new cooking facility in the United States during 2011 and lower overall capital investment planned for 2012 compared to 2011.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2012 increased $57 million from the prior year to $161 million, primarily due to $350 million of maturing debt that was partially repaid by a $300 million bond issuance in June 2012. At September 30, 2012, we had no commercial paper borrowings outstanding.
Financing Arrangements
In March 2012, we obtained a committed credit facility in Brazil. The credit facility provides borrowings up to 180 million Brazilian reais (approximately $90 million as of September 30, 2012). Combined with the facility obtained in December 2011, we now have access to committed credit facilities in Brazil of up to 880 million Brazilian reais (approximately $440 million at September 30, 2012). The credit facilities do not contain any financial covenants and we had no borrowings outstanding under either credit agreement as of September 30, 2012.
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
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $339 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At September 30, 2012, $119 million remains accrued, with installment payments of $93 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
In December 2011, we filed petitions requesting that the DOC and the ITC initiate antidumping and countervailing duty investigations against large residential washers from South Korea, and an antidumping investigation against the same products from Mexico. The Whirlpool products affected by this case are made in Clyde, Ohio, where Whirlpool employs approximately 3,500 people. In February 2012, the ITC made a favorable preliminary determination that imports from South Korea and Mexico caused material injury to the domestic industry. In May 2012 and July 2012, the DOC made favorable preliminary determinations that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. Final decisions on these matters, following completion of the investigations, are currently expected in the first quarter of 2013.
Conflict Minerals
In August, the SEC issued final rules requiring disclosure of the use of conflict minerals (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We are currently analyzing whether conflict minerals are necessary to the functionality or production of our products and if so, the most efficient and effective means of complying with the due diligence and reporting requirements of the rules. The first disclosure reporting period is for the 2013 calendar year, with a final report to be filed no later than May 31, 2014.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 18	Preferability Letter Regarding Change in Accounting Policy Relating to Goodwill and Other Indefinite Lived Intangibles

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
	By	/s/ LARRY M. VENTURELLI
	Name:	Larry M. Venturelli
	Title:	Executive Vice President and Chief Financial Officer
October 23, 2012