Form 10-K
period 2012-12-31
WHIRLPOOL CORP /DE/
filed 2013-02-19
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,705,058,995.
On 2/8/2013, the registrant had 78,542,864 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2013 annual meeting of stockholders (the “Proxy Statement”)	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2012

PART I

ITEM 1.	BUSINESS.
Whirlpool Corporation, the world’s leading manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 11 countries and markets products in nearly every country around the world under brand names such as Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Bauknecht, Brastemp and Consul. Whirlpool’s geographic segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. As of December 31, 2012, Whirlpool had approximately 68,000 employees.
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
The following table provides the percentage of net sales for each class of products which accounted for 10% or more of our consolidated net sales over the last three years:

	2012	2011	2010
Laundry Appliances	30%	30%	30%
Refrigerators and Freezers	30%	30%	31%
Cooking Appliances	17%	17%	16%
Other	23%	23%	23%
Net Sales	100%	100%	100%
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
In EMEA, we market and distribute our major home appliances primarily under the Whirlpool, Bauknecht, Ignis, Maytag, Laden, Polar and Privileg brand names, and major and portable appliances under the KitchenAid brand name. In addition to our operations in Western Europe, we have sales subsidiaries in Russia, Ukraine, Hungary, Poland, the Czech Republic, Slovakia, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco and Turkey, with representative offices in Kazakhstan, Slovenia, Serbia and Montenegro. We market and distribute a full line of products under the Whirlpool, KIC and Ignis brand names in South Africa. Our European operations also market and distribute products under the Whirlpool, Bauknecht and Ignis brand names to distributors and dealers in Africa and the Middle East.
In Asia, we have organized the marketing and distribution of our major home appliances into five operating groups: (1) mainland China (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal and Pakistan; (4) Oceania, which includes Australia, New Zealand and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, Myanmar and Japan. We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana and Jenn-Air brand names through a combination of direct sales to appliance retailers and chain stores and full-service distributors to a large network of retail stores.

Competition
Competition in the major home appliance industry is intense, including competitors such as Bosch Siemens, Electrolux, General Electric, Haier, Kenmore, LG , Mabe and Samsung. Moreover, the United States customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in our markets is based upon a wide variety of factors, including selling price, product features and design, performance, innovation, energy efficiency, quality, cost, distribution and financial incentives. These financial incentives include cooperative advertising, co-marketing funds, salesperson incentives, volume rebates and terms. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Raw Materials and Purchased Components
We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. Cost pressure has been experienced during 2012 in some areas, such as base metals and plastic resins. Supply constraints due to environment impacts such as hurricanes and floods have required the qualification and use of alternate materials, some of which were at premium costs. We believe such raw materials and components will be available in adequate quantities to meet forecast production schedules.
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
Research and Development
Expenditures for research and development relating to new and innovative products and the improvement of existing products were approximately $553 million, $578 million and $532 million in 2012, 2011 and 2010, respectively.
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
We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries that we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position during 2012 and are not expected to be material in 2013.
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
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 10 to the Consolidated Financial Statements.
For information on product recalls, see Note 6 to the Consolidated Financial Statements.
Executive Officers of the Registrant
The following table sets forth the names and ages of our executive officers on February 8, 2013, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	55
Michael A. Todman	Director and President, Whirlpool International	2001	55
Marc R. Bitzer	President, Whirlpool North America	2006	48
Jose A. Drummond	President, Whirlpool EMEA and Executive Vice President of Whirlpool Corporation	2008	48
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	49
David T. Szczupak	Executive Vice President, Global Product Organization	2008	57
Larry M. Venturelli	Executive Vice President and Chief Financial Officer	2012	52
Each of the executive officers named above was elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2013 and until his successor is chosen and qualified or until his earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Szczupak. Prior to joining Whirlpool in July 2008, Mr. Szczupak for the previous two years served as Chief Operating Officer of Dura Automotive Systems, Inc., and before joining Dura in 2006, worked for Ford Motor Company for 22 years in various leadership roles.
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
Risks Relating to Our Business
We face intense competition in the major home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our operating segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as Electrolux, LG, Samsung, Bosch Siemens, Panasonic and General Electric are large, well-established companies, many ranking among the Global Fortune 150, and have demonstrated a commitment to success in the global market. Moreover, the United States customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in the global appliance market is based on a number of factors including selling price, product features and design, performance, innovation, reputation, energy efficiency, quality, cost, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates and terms. In the past, our competitors, especially global competitors with low-cost sources of supply and/or highly protected home markets outside the United States, have aggressively priced their products and/or introduced new products to increase market share. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of or substantial decline in sales to any of our key trade customers, which include Lowe's, Sears, Home Depot, Best Buy, Casas Bahia, Ikea, Alno, major buying groups, and builders, could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers' ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demands requirements, our volume growth and financial results could be negatively affected. The loss of, or substantial decline in volume of, sales to Lowe's, Sears, Home Depot, Best Buy, Casas Bahia, Ikea, Alno, major buying groups or builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our liquidity, financial position and results of operations.
Changes in economic conditions could adversely affect demand for our products. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, higher deficit spending and debt levels, and higher tax rates adversely affect demand. A decline in economic activity and conditions in the United States, Brazil, Europe and the other markets in which we operate has had an adverse affect on our financial condition and results of operations over the past few years, and future declines and adverse conditions could have a similar adverse affect.
We face inventory and other asset risk. We write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value. We also review our long-lived and intangible assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, we record a write-down to adjust carrying value to fair value. Although we believe our inventory and other asset related provisions are currently adequate, no assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory or asset related charges. Such charges could materially adversely affect our financial condition and operating results.

Risks associated with our international operations may decrease our revenues and increase our costs. For the year ended December 31, 2012, we derived approximately 48% of our net sales from outside of North America (which includes Canada and Mexico), including 27% in Latin America, 16% in EMEA and 5% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

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

•
managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations, such as the Foreign Corrupt Practices Act (“FCPA”), and anti-trust laws;

•	work stoppages and labor relations;

•	disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable; and

•	limitations on the repatriation of earnings.
As a U.S. corporation, we are subject to the FCPA, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any determination that we have violated the FCPA could have a material adverse effect on us.
Terrorist attacks, armed conflicts, labor disputes, natural disasters, and epidemics could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers, both in the United States and elsewhere.
We are exposed to risks associated with the uncertain global economy. Uncertain global economic conditions and slowing or negative growth in the United States, Europe, and China, along with continuing difficulties in the financial markets, national debt and fiscal concerns in various regions (including a potential “fiscal cliff” in the United States), and government austerity measures, are posing challenges to the industry in which Whirlpool operates. The markets for our products depend largely on consumer spending and the availability of financing. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain customers to push out, cancel, or refrain from placing orders for our products. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit markets, merge with other retailers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other appliance manufacturers, which could adversely affect our ability to compete effectively.
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks.
If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, our business, financial condition and results of operations may be materially and adversely affected.

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
Failure to maintain our reputation and brand image could negatively impact our business. Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands depends on our design and marketing efforts, including advertising and consumer campaigns, as well as product innovation. We could be adversely impacted if we fail to achieve any of these objectives or if, whether or not justified, the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers' confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking and other websites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.
Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our operating results. The primary materials used to produce and manufacture our products are steel, oil, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. These inflationary costs are expected to have a material impact in 2013, largely driven by increases in the cost of plastic resins and base metals, such as copper, aluminum, zinc and nickel, as well as component parts. Continued significant increases in these and other costs in the future could have a material adverse effect on our operating results.
Unfavorable results of legal and tax proceedings could materially adversely affect our business and financial condition and performance. We are subject to a variety of litigation and legal compliance risks, including litigation concerning products, intellectual property rights, taxes, environmental matters, commercial matters and compliance with competition laws and sales and trading practices. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant diversion of management attention and expense, for which no insurance is likely available. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
Product liability or product recall costs could adversely affect our business and financial performance. We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property. In the event that any of our products prove to be defective, we may need to recall and/or redesign such products. In addition, any claim or product recall that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our business, financial condition, or results of operations. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. We may also be involved in certain class action and other litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our operating results and/or cash flows.

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
We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Government regulators in various jurisdictions are currently investigating alleged pricing practices in the global compressor industry, including our Embraco compressor business headquartered in Brazil. In addition, we have been named as a defendant in related lawsuits in various jurisdictions, which seek damages in connection with the pricing of compressors, and additional lawsuits may be filed. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.
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
The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, including our ability to manufacture without disruption, could affect our global business performance. We use a wide range of materials and components in the global production of our products and use numerous suppliers to provide materials and components. Because we generally do not have guaranteed supply arrangements with our suppliers and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risks. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary component parts for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and operations at suppliers' facilities are subject to disruption for a variety of reasons, including, but not limited to, work stoppages, intellectual property claims against suppliers, hazards such as fire, earthquake, flooding, or other natural disasters. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our revenue and earnings performance.
Significant differences between actual results and estimates of the amount of future funding for our pension plans and postretirement health care benefit programs, and significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results. We have both funded and unfunded defined benefit pension plans that cover certain employees in North America, Europe, Asia and Brazil. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code, as amended, govern the funding obligations for our U.S. pension plans, which are our principal pension plans. Our U.S. defined benefit plans were frozen as of December 31, 2006 for substantially all participants. For 2007 and beyond, Whirlpool employees may participate in an enhanced defined contribution plan.

As of December 31, 2012, our projected benefit obligations under our pension plans and postretirement health care benefit programs exceeded the fair value of plan assets by an aggregate of approximately $2.1 billion, ($1.6 billion of which was attributable to pension plans and $0.5 billion of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health care benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
We may be subject to information technology system failures, network disruptions and breaches in data security, which may materially adversely affect our operations, financial condition and operating results. We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers' or vendors' system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through security breach.
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
A deterioration in labor relations could adversely impact our global business. As of December 31, 2012, we had approximately 68,000 employees. Of those employees, various labor unions with separate collective bargaining agreements represent approximately 50%. Our current collective bargaining agreements generally have three year terms. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may be subject to employee work stoppages that, if such events were to occur, may have a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew collective bargaining agreements on the same or similar terms, or at all, which may also have a material adverse effect on our business, financial condition, or results of operations.
Our ability to attract, develop and retain executives and other qualified employees is crucial to our results of operations and future growth. We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly our professionals with experience in our business and operations and the home appliance industry. We cannot be sure that any of these individuals will continue to be employed by us. A lengthy period of time is required to hire and develop replacement personnel when skilled personnel depart Whirlpool. An inability to hire, develop, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products to market or impairing the success of our operations.
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

New regulations related to “conflict minerals” may force us to incur additional expenses and may make our supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
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
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2012, our principal manufacturing operations were carried on at 34 locations in 11 countries worldwide. We occupied a total of approximately 66 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 34 million square feet of such space is occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool’s products. The company’s major production sites by operating segment are as follows:

North America:
United States:	Amana and Newton, Iowa; Tulsa, Oklahoma;
Greenville, Clyde, Findlay, Marion and Ottawa, Ohio;
Cleveland, Tennessee
Mexico:	Celaya; Monterrey; Ramos Arizpe

Latin America:
Brazil:	Itaiopolis; Joinville; Manaus; Rio Claro
China:	Beijing
Italy:	Riva di Chieri
Slovakia:	Spisska Nova Ves
Mexico:	Monterrey

Europe, Middle East and Africa:
France:	Amiens
Italy:	Trento; Cassinetta; Siena; Naples
Poland:	Wroclaw
Slovakia:	Poprad
Sweden:	Norrkoping
South Africa:	Isithebe

Asia:
China:	ChangXing (Joint Venture); Shunde
India:	Faridabad; Pune; Pondicherry

ITEM 3.	LEGAL PROCEEDINGS.
Information regarding legal proceedings can be found in Note 6 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.
Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 8, 2013, the number of holders of record of Whirlpool common stock was approximately 12,649.
Quarterly market and dividend information can be found in Note 14 to the Consolidated Financial Statements.
On April 23, 2008, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. There have been no repurchases since 2008. At December 31, 2012, there were $350 million remaining authorized under this program.

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
Whirlpool’s Consolidated Financial Statements are included in the Financial Supplement to this report. Supplementary financial information regarding quarterly results of operations (unaudited) for 2012 and 2011 can be found in Note 14 to the Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the Table of Contents to the Financial Supplement to this report on page F-1.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
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

Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in the Consolidated Financial Statements contained in the Financial Supplement to this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
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
Information regarding the background of the directors, matters related to the Audit Committee, and Section 16(a) compliance can be found under the captions “Directors and Nominees for Election as Directors,” “Board of Directors and Corporate Governance- Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 5, 2012, which is the date of our last proxy statement.
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

Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 1208
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
Information regarding compensation of our executive officers and directors can be found under the captions “Nonemployee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Human Resources Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Human Resources Committee Report” in our Proxy Statement, which is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

WHIRLPOOL CORPORATION (Registrant)
By:	/S/ Larry M. Venturelli	February 19, 2013
Larry M. Venturelli Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/S/ JEFF M. FETTIG	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeff M. Fettig

/S/ MICHAEL A. TODMAN	Director and President, Whirlpool International
Michael A. Todman

/S/ LARRY M. VENTURELLI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Larry M. Venturelli

/S/ CHRISTOPHER J. KUEHN	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher J. Kuehn

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

KATHLEEN J. HEMPEL*	Director
Kathleen J. Hempel

MICHAEL F. JOHNSTON*	Director
Michael F. Johnston

WILLIAM T. KERR*	Director
William T. Kerr

JOHN D. LIU*	Director
John D. Liu

HARISH MANWANI*	Director
Harish Manwani

MILES L. MARSH*	Director
Miles L. Marsh

WILLIAM D. PEREZ*	Director
William D. Perez

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/S/ KIRSTEN J. HEWITT	Attorney-in-Fact	February 19, 2013
Kirsten J. Hewitt

WHIRLPOOL CORPORATION
Financial Supplement to
2012 Annual Report on Form 10-K
and 2013 Proxy Statement

FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2012	2011	2010	2009	2008
CONSOLIDATED OPERATIONS
Net sales	$18,143	$18,666	$18,366	$17,099	$18,907
Restructuring costs	237	136	74	126	149
Depreciation and amortization(1)	551	558	555	525	597
Operating profit	869	792	1,008	688	549
Earnings (loss) before income taxes and other items	558	(28)	586	293	246
Net earnings	425	408	650	354	447
Net earnings available to Whirlpool	401	390	619	328	418
Capital expenditures	476	608	593	541	547
Dividends	155	148	132	128	128
CONSOLIDATED FINANCIAL POSITION
Current assets	$6,827	$6,422	$7,315	$7,025	$6,044
Current liabilities	6,510	6,297	6,149	5,941	5,563
Accounts receivable, inventories and accounts payable, net	694	947	1,410	1,389	1,889
Property, net	3,034	3,102	3,134	3,117	2,985
Total assets	15,396	15,181	15,584	15,094	13,532
Long-term debt	1,944	2,129	2,195	2,502	2,002
Total debt (2)	2,461	2,491	2,509	2,903	2,597
Whirlpool stockholders’ equity	4,260	4,181	4,226	3,664	3,006
PER SHARE DATA
Basic net earnings available to Whirlpool	$5.14	$5.07	$8.12	$4.39	$5.57
Diluted net earnings available to Whirlpool	5.06	4.99	7.97	4.34	5.50
Dividends	2.00	1.93	1.72	1.72	1.72
Book value(3)	53.70	53.50	54.48	48.48	39.54
Closing Stock Price—NYSE	101.75	47.45	88.83	80.66	41.35
KEY RATIOS
Operating profit margin	4.8%	4.2%	5.5%	4.0%	2.9%
Pre-tax margin(4)	3.1%	(0.2)%	3.2%	1.7%	1.3%
Net margin(5)	2.2%	2.1%	3.4%	1.9%	2.2%
Return on average Whirlpool stockholders’ equity(6)	9.5%	9.3%	15.7%	9.8%	10.7%
Return on average total assets(7)	2.6%	2.5%	4.0%	2.3%	3.0%
Current assets to current liabilities	1.0	1.0	1.2	1.2	1.1
Total debt as a percent of invested capital(8)	36.0%	36.8%	36.7%	43.6%	46.0%
Price earnings ratio (9)	20.1	9.5	11.2	18.6	7.5
OTHER DATA
Common shares outstanding (in thousands):
Average number—on a diluted basis	79,337	78,143	77,628	75,584	76,019
Year-end common shares outstanding	78,407	76,451	76,030	74,704	73,536
Year-end number of stockholders	12,759	13,527	14,080	14,930	14,515
Year-end number of employees	68,000	68,000	71,000	67,000	70,000
Five-year annualized total return to stockholders(10)	7.6%	(8.1)%	3.8%	5.8%	(8.5)%

(1)	Depreciation method changed prospectively from a straight-line method to a modified units of production method in 2009.

(2)	Total debt includes notes payable and current and long-term debt.

(3)	Total Whirlpool stockholders’ equity divided by average number of shares on a diluted basis.

(4)	Earnings (loss) before income taxes, as a percent of net sales.

(5)	Net earnings available to Whirlpool, as a percent of net sales.

(6)	Net earnings available to Whirlpool, divided by average Whirlpool stockholders’ equity.

(7)	Net earnings available to Whirlpool, divided by average total assets.

(8)	Total debt divided by total debt and total stockholders’ equity.

(9)	Closing stock price divided by diluted net earnings available to Whirlpool.

(10)	Stock appreciation plus reinvested dividends, divided by share price at the beginning of the period.

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
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the world’s leading manufacturer of major home appliances with revenues of approximately $18 billion and net earnings available to Whirlpool of $401 million in 2012. We are a leading producer of major home appliances in North America and Latin America and have a significant presence in markets throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
The charts below summarize the balance of net sales by reportable segment for 2012, 2011 and 2010, respectively:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

2012 OVERVIEW
Whirlpool delivered strong operating results while facing continued uncertainty across much of the world in 2012, including recessionary demand levels in developed countries, a slowdown in emerging markets, continued inflation in material costs and volatility in foreign currencies. Our success in this period of uncertain economic growth and consumer demand was driven by the aggressive actions announced during the fourth quarter 2011 to expand our operating margins and improve our earnings. These actions included implementation of our previously announced cost-based price increases, continued investment in new product innovation, execution of cost and capacity reductions and continued productivity improvements. Our execution on these items during 2012 has structurally improved our operating margin and positions us very well for further improvement as consumer confidence increases and demand returns.
Whirlpool’s ongoing focus on cost reductions, productivity improvements and investment in innovative new products continue to enable the company to adapt to changes in the macroeconomic environment and maintain our position as the global number one major home appliance maker.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated	2012	Change	2011	Change	2010
Net sales	$18,143	(2.8)%	$18,666	1.6%	$18,366
Gross margin	2,893	12.3	2,577	(5.0)	2,714
Selling, general and administrative	1,757	(8.4)	1,621	(1.0)	1,604
Restructuring costs	237	nm	136	nm	74
Interest and sundry income (expense)	(112)	nm	(607)	nm	(197)
Interest expense	(199)	6.7	(213)	5.4	(225)
Income tax expense (benefit)	133	nm	(436)	nm	(64)
Net earnings available to Whirlpool	401	3.0	390	(37.0)	619
Diluted net earnings available to Whirlpool per share	$5.06	1.5%	$4.99	(37.5)%	$7.97
nm: not meaningful
Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by operating segment:

	December 31,
In thousands	2012	Change	2011	Change	2010
Units Sold
North America	24,291	(5.0)%	25,575	(2.0)%	26,095
Latin America	12,637	6.8	11,830	1.4	11,661
EMEA	11,546	(6.4)	12,334	(0.1)	12,351
Asia	4,028	0.4	4,014	0.5	3,996
Consolidated	52,502	(2.3)%	53,753	(0.6)%	54,103

	December 31,
Millions of dollars	2012	Change	2011	Change	2010
Consolidated Net Sales
North America	$9,631	0.5%	$9,582	(2.1)%	$9,784
Latin America	4,950	(2.2)	5,062	7.8	4,694
EMEA	2,874	(13.1)	3,305	2.4	3,227
Asia	847	(3.8)	881	3.1	855
Other/eliminations	(159)	—	(164)	—	(194)
Consolidated	$18,143	(2.8)%	$18,666	1.6%	$18,366

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Consolidated net sales decreased 2.8% compared to 2011 primarily due to the unfavorable impact of foreign currency, lower BEFIEX credits recognized and lower unit shipments, which were largely offset by favorable pricing and mix. Excluding the impact of foreign currency and BEFIEX, consolidated net sales increased 2.9% compared to 2011. Consolidated net sales for 2011 increased 1.6% compared to 2010 primarily due to the favorable impact of foreign currency and higher BEFIEX credits recognized, partially offset by lower unit shipments. Excluding the impact of foreign currency and BEFIEX, consolidated net sales for 2011 decreased 0.6% compared to 2010.
We provide the percentage change in net sales, excluding the impact of foreign currency and BEFIEX credits, as a supplement to the change in net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales excluding BEFIEX, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales excluding BEFIEX.
Significant regional trends were as follows:

•
North America net sales increased 0.5% compared to 2011 primarily due to favorable product price/mix, partially offset by a 5.0% decrease in units sold. North America net sales for 2011 decreased 2.1% compared to 2010 primarily due to a 2.0% decrease in units sold. Improvements in product price/mix began in the second half of 2011 and continued into 2012 as we began to realize the effects of pricing actions taken earlier in 2011. However, for the full year, net sales were slightly unfavorable to 2010 as a result of product price/mix. Foreign currency did not have a significant impact on North America net sales in 2012 or 2011.

•
Latin America net sales decreased 2.2% compared to 2011 primarily due to the unfavorable impact of foreign currency, and lower BEFIEX credits recognized, partially offset by an 6.8% increase in units sold and favorable product price/mix. Excluding the impact of foreign currency and BEFIEX credits, Latin America net sales increased 13.9% in 2012. Latin America net sales for 2011 increased 7.8% compared to 2010 primarily due to the favorable impact of foreign currency, improved product price/mix, higher BEFIEX credits recognized and a 1.4% increase in units sold. Excluding the impact of foreign currency and higher BEFIEX credits, Latin America net sales increased 3.0% in 2011.

The Brazilian government announced an Impostos sobre Produtos ("IPI") sales tax holiday on appliances beginning in December 2011. During this holiday, we monetized reduced amounts of BEFIEX export credits because the export credits are monetized through the offset of IPI taxes due. The sales tax holiday has been extended through January 31, 2013, with IPI tax rates increasing beginning in February 2013 and new long-term IPI rates effective July 1, 2013. We recognized approximately $37 million, $266 million and $225 million of export credits during 2012, 2011 and 2010, respectively. As of December 31, 2012, approximately $184 million of future cash monetization remained, including $56 million of related court awarded fees, which will be payable in subsequent years. For additional information regarding BEFIEX credits, see Note 11 of the Notes to the Consolidated Financial Statements.

•
EMEA net sales decreased 13.1% compared to 2011, primarily due to the unfavorable impact of foreign currency and a 6.4% decrease in units sold. Excluding the impact of foreign currency, net sales decreased 6.6%. EMEA net sales for 2011 increased 2.4% compared to 2010, primarily due to the favorable impact of foreign currency, partially offset by unfavorable product price/mix. Excluding the impact of foreign currency, net sales decreased 3.1%.

•
Asia net sales decreased 3.8% compared to 2011 primarily due to the unfavorable impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, Asia net sales increased 3.8%. Asia net sales for 2011 increased 3.1% compared to 2010, primarily due to improved product price/mix, the favorable impact of foreign currency and a 0.5% increase in units sold. Excluding the impact of foreign currency, Asia net sales increased 2.3%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Gross Margin
The table below summarizes gross margin percentages by region:

	December 31,
Percentage of net sales	2012	Change		2011	Change		2010
North America	16.4%	5.1	pts	11.3%	(0.5)	pts	11.8%
Latin America	17.7	(2.3)		20.0	(1.2)		21.2
EMEA	9.7	(0.4)		10.1	(3.0)		13.1
Asia	17.9	1.4		16.5	(0.7)		17.2
Consolidated	15.9%	2.1	pts	13.8%	(1.0)	pts	14.8%
The consolidated gross margin percentage increased 2.1 points to 15.9% compared to 2011, primarily due to the favorable impacts from improved product price/mix, productivity and restructuring activities, partially offset by higher material costs and lower BEFIEX credits.

Significant regional trends were as follows:

•
North America gross margin reflects strong improvement compared to 2011 primarily due to the favorable impact from previously announced cost-based price increases and cost and capacity reduction initiatives, partially offset by higher material costs and a supplier recovery payment received in the prior year that did not recur in 2012. North America gross margin for 2011 decreased compared to 2010 primarily due to significant increases in material costs, partially offset by continued productivity improvements and the favorable impact from product price/mix. Gross margin also reflects the favorable impact from $78 million in lower product recall charges and a $61 million supplier recovery payment received in 2011, partially offset by $50 million in higher LIFO adjustments and $27 million in lower postretirement curtailment gains.

•
Latin America gross margin decreased compared to 2011 primarily due to $229 million in lower BEFIEX credits recognized due to the extension of the IPI sales tax holiday and higher material costs, partially offset by favorable product price/mix and continued productivity and cost reduction initiatives. During 2011, Latin America gross margin decreased compared to 2010 primarily due to higher material costs and the unfavorable impact of foreign currency, partially offset by cost reductions and $41 million in higher BEFIEX credits recognized.

•
EMEA gross margin decreased compared to 2011 primarily due to lower production levels related to the weak demand environment throughout Europe and higher material costs, which were partially offset by the favorable impact of product price/mix, productivity and benefits from restructuring initiatives. During 2011, EMEA gross margin decreased compared to 2010 primarily due to higher material costs and the unfavorable impact of product price/mix, partially offset by cost reductions and improved productivity.

•
Asia gross margin increased compared to 2011 primarily due to favorable product price/mix and productivity, partially offset by the unfavorable impacts of higher material costs and foreign currency. Asia gross margin during 2011 decreased compared to 2010 primarily due to higher material costs, partially offset by productivity improvements and cost reductions, improved product price/mix and the favorable impact of foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	December 31,
Millions of dollars	2012	As a % of Net Sales	2011	As a % of Net Sales	2010	As a % of Net Sales
North America	$707	7.3%	$658	6.9%	$662	6.8%
Latin America	400	8.1	370	7.3	329	7.0
EMEA	332	11.5	333	10.1	320	9.9
Asia	115	13.6	115	13.1	114	13.3
Corporate/other	203	—	145	—	179	—
Consolidated	$1,757	9.7%	$1,621	8.7%	$1,604	8.7%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Consolidated selling, general and administrative expenses, as a percentage of sales, increased compared to 2011, primarily due to higher employee incentive compensation. Selling, general and administrative expenses as a percent of consolidated net sales in 2011 remained flat compared to 2010, with unfavorable foreign currency and increased brand investments offset by lower employee incentive compensation.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans that will result in substantial cost and capacity reductions. We expect to incur up to $500 million of total costs beginning in the fourth quarter 2011 with substantial completion expected by the end of 2013.
We incurred total restructuring charges of $237 million, $136 million and $74 million during the years ended December 31, 2012, 2011 and 2010, respectively. We expect to incur approximately $250 million of future cash expenditures related to the 2011 Plan. Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry expense decreased $495 million compared to 2011 to $112 million, primarily driven by charges related to the prior year settlement of the Brazilian collection dispute and lower charges related to Embraco antitrust matters, partially offset by current year expense related to the conclusion of long-standing United States contract and patent resolutions. During 2011, interest and sundry expense increased $410 million compared to 2010 to $607 million, primarily driven by charges related to the settlement of the Brazilian collection dispute and Embraco antitrust matters of $528 million in 2011 compared to $146 million in 2010. In addition, 2011 reflects the unfavorable impact of foreign currency.
For additional information about the Brazilian collection dispute and Embraco antitrust matters, see Note 6 of the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense decreased $14 million compared to 2011 to $199 million. During 2011, interest expense decreased $12 million compared to 2010. For both periods the decrease was primarily due to lower interest rates, partially offset by higher average monthly debt levels.
Income Taxes
The income tax expense (benefit) was $133 million, ($436 million), and ($64 million ) in 2012, 2011 and 2010, respectively. The increase in tax expense in 2012 compared to 2011 is primarily due to higher pre-tax earnings and the expiration of the United States energy tax credit in 2012. The increase in tax benefit in 2011 compared to 2010 was primarily due to lower pre-tax earnings, higher United States energy tax credits and higher BEFIEX credits recognized.
The "American Taxpayer Relief Act of 2012" was signed on January 2, 2013 which reinstates the energy tax credit for 2012 and 2013 and will be recognized in 2013. As a result, during 2013 we expect to record a tax credit benefit related to 2012 and 2013 production in the combined amount of $120 million under the provisions of the Act related to the production of qualifying appliances. For additional information about our consolidated tax provision, see Note 11 of the Notes to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for the respective periods:

Millions of dollars	2012	2011	2010
Earnings (loss) before income taxes
United States	$113	$(240)	$(256)
Foreign	445	212	842
Earnings (loss) before income taxes	558	(28)	586
Income tax computed at United States statutory rate	195	(10)	205
U.S. government tax incentives, including Energy Tax Credits	—	(379)	(230)
Foreign government tax incentives, including BEFIEX	(38)	(100)	(103)
Foreign tax rate differential	(2)	(13)	(46)
U.S. foreign tax credits	(31)	(37)	(28)
Valuation allowances	(86)	11	(9)
Deductible interest on capital	—	—	(7)
State and local taxes, net of federal tax benefit	2	(4)	(2)
Foreign withholding taxes	12	10	12
Non-deductible government settlements	—	30	33
U.S. tax on foreign dividends and subpart F income	57	26	49
Settlement of global tax audits	18	10	56
Other items, net	6	20	6
Income tax computed at effective worldwide tax rates	$133	$(436)	$(64)
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share and industry demand for 2013 to be within the following ranges:

	2013
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2013	$9.80	—	$10.30
Including:
BEFIEX credits	$0.81
Restructuring expense	$(1.75)
U.S. Energy Tax Credits[1]	$1.50

Industry demand
North America	2%	—	3%
Latin America	3%	—	5%
EMEA	0%	—	0%
Asia	3%	—	5%

[1]	2013 Outlook includes the expected impact of the U.S. Energy Tax Credits earned in 2012 and 2013. The benefit earned for both years will be recognized in 2013.
For the full-year 2013, we expect to generate free cash flow between $600 million and $650 million, including restructuring cash outlays of up to $245 million, capital spending of $600 million to $650 million and U.S. pension contributions of up to $140 million.
The table below reconciles projected 2013 cash provided by operations determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations after capital expenditures and proceeds from the sale of assets/businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

	2013
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,200	—	$1,300
Capital expenditures and proceeds from sale of assets/businesses	(600)	—	(650)
Free cash flow	$600	—	$650
The projections above are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plans and term debt liabilities, return to shareholders and potential acquisitions in our core business and/or strategic adjacent business opportunities. These priorities are aligned with our goal to return our credit ratings to pre-recession levels.
We have continued to operate under uncertain and volatile global economic conditions for most of 2012, experiencing higher material costs, recessionary demand levels in developed markets and slowing growth in certain emerging markets. We believe that operating cash flow, together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.
Our short term potential uses of liquidity include funding $600 million to $650 million of capital spending, $500 million of term debt maturing in March 2013, up to $245 million of restructuring activities and up to $140 million for our United States pension plans. At December 31, 2012 and 2011 we had no borrowings outstanding under credit facilities and we were in compliance with all financial covenant requirements.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At December 31, 2012, we had cash, cash equivalents and third-party receivables of approximately $160 million in Italy and $310 million in Belgium, which were the only countries in Europe with exposures for cash, cash equivalents and third party receivables greater than 1% of our consolidated assets. In addition, as of December 31, 2012, we had $106 million in outstanding trade and other receivables associated with Alno AG, a long-standing European customer. As previously announced, Alno is taking steps to strengthen their equity base and reduce their long-term debt. During the fourth quarter 2012, Alno issued 44 million additional shares, at a per share price of Euro 1.05, the proceeds of which were used to retire all of Alno's bank debt. Upon completion of the share issuance, we increased our ownership in Alno from 18.25% to 30.58%. While the share subscription is a significant step to improve Alno's financial condition, Alno's next step is to secure long-term financing in the first half of 2013. For additional information regarding Alno, see Note 3 in the Notes to the Consolidated Financial Statements.
As of December 31, 2012, we had $1.2 billion of cash and equivalents on hand, of which $0.8 billion was held outside of the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries.
Sources and Uses of Cash
We met our cash needs during 2012 through cash flows from operations, cash and equivalents, and financing arrangements. Our cash and equivalents at December 31, 2012 increased $59 million compared to the same period in 2011. Significant drivers of changes in our cash and equivalents balance during 2012 are discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Cash Flow Summary

Millions of dollars	2012	2011	2010
Cash provided by (used in):
Operating activities	$696	$530	$1,078
Investing activities	(494)	(596)	(606)
Financing activities	(148)	(166)	(495)
Effect of exchange rate changes	5	(27)	11
Net increase (decrease) in cash and equivalents	$59	$(259)	$(12)
Cash Flows from Operating Activities
The increase in cash provided by operations during 2012 reflects strong cash earnings and working capital improvements, which were partially offset by approximately $400 million for legal settlements and $167 million to fund our United States qualified pension plans. The decrease in cash provided by operations during 2011 reflects a $301 million payment related to the settlement of the Brazilian collection dispute, funding of our United States qualified pension plans of $298 million and lower net earnings, partially offset by significant reductions in inventory.
The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding are used to support working capital requirements throughout the year. Due to the variables discussed above, cash flow used in operations during the year may significantly exceed our quarter and year-end balances.
During the first quarter of 2011, the European Parliament approved a directive that changes existing laws regarding supplier payment terms. The approved directive generally requires payment terms to be 30 days from the invoice date unless otherwise stated in the contract. An extension of up to 60 days is allowed if both parties agree to the terms. Countries within the European Union are required to adopt this directive within 2 years. We continue to monitor this situation as these changes, once adopted, could negatively affect our cash flows to suppliers and from customers, since our payment terms to affected suppliers are generally longer than from affected customers.
We offer our suppliers access to third party payables processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the discretion of only the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2012 and 2011, approximately $1.2 billion and $1.0 billion, respectively, have been sold by suppliers to participating financial institutions.
Cash Flows from Investing Activities
Cash used in investing activities of $494 million during 2012 decreased $102 million from 2011, primarily driven by lower capital investment due to project timing and the completion of a significant investment in a new cooking facility in the United States during 2011. Cash used in investing activities during 2011 was $596 million, which was consistent with cash used during 2010, reflecting continued capital spending to support new products and innovation.
Cash Flows from Financing Activities
Cash used in financing activities during 2012 decreased compared to 2011, reflecting a net reduction in long-term debt levels, increased cash dividends and higher issuances of common stock associated with stock option exercises. Cash used in financing activities during 2011 totaled $166 million compared to $495 million in 2010. The decrease in cash used during 2011 compared to 2010 was primarily due to a significant reduction in long-term debt during 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Financing Arrangements
We have a $1.725 billion committed credit facility maturing on June 28, 2016 which includes a $200 million letter of credit sub-facility. Borrowings under the credit facility are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under this facility, if any, are guaranteed by Whirlpool Corporation. Interest under the credit facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. The credit facility requires us to meet certain leverage and interest coverage requirements. We will incur a commitment fee based on Whirlpool's credit rating for any unused portion of the credit facility. At December 31, 2012 and 2011, we had no borrowings outstanding under this credit agreement and are in compliance with all financial covenant requirements.
During 2012 we completed a debt offering comprised of $300 million aggregate principal amount of 4.70% notes due June 1, 2022. Proceeds from the issuance were used to partially repay $350 million in term debt that matured in May 2012. The notes contain customary covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
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
We have committed credit facilities in Brazil, which provide borrowings up to 880 million Brazilian reais (approximately $431 million as of December 31, 2012) and mature in 2014. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2012 and 2011.
For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.
401(k) Defined Contribution Plan
During January 2012, we began contributing company stock to fund the company match and automatic company contributions, equal to up to 7% of employees' eligible pay, in our 401(k) defined contribution plan covering all U.S. employees. We contributed $49 million of company stock to our 401(k) defined contribution plan during 2012. We resumed funding the company match and automatic contribution in cash during the fourth quarter 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Long-term debt obligations(1)	$2,937	$641	$983	$588	$725
Operating lease obligations	831	194	285	187	165
Purchase obligations(2)	854	206	303	165	180
United States pension plans(3)	1,179	116	311	239	513
Foreign pension plans(4)	15	15	—	—	—
Other postretirement benefits(5)	391	53	90	83	165
Legal settlements(6)	99	36	63	—	—
Total(7)	$6,306	$1,261	$2,035	$1,262	$1,748

(1)
Interest payments related to long-term debt are included in the table above. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)
Represents the minimum contributions required by law estimated based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2012. Management may elect to contribute amounts in addition to those required by law. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

(4)	Represents required contributions to our foreign funded pension plans only. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

(5)	Represents our portion of expected benefit payments under our retiree healthcare plans.

(6)	For additional information regarding legal settlements, see Note 6 of the Notes to the Consolidated Financial Statements.

(7)
The table does not include short-term credit facility and commercial paper borrowings. For additional information about short-term borrowings, see Note 5 of the Notes to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. As of December 31, 2012 and 2011, the guaranteed amounts totaled $449 million and $467 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with this guarantee in 2012 and 2011.
We have guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. The fair value of the guarantee was nominal.The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and governmental obligations related to certain employee benefit arrangements. At December 31, 2012 we had approximately $600 million outstanding under these agreements.
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
Our pension and other postretirement benefit obligations at December 31, 2012 and preliminary retirement benefit costs for 2013 were prepared using the assumptions that were determined at December 31, 2012. The following table summarizes the sensitivity of our December 31, 2012 retirement obligations and 2013 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Million of dollars	Percentage Change	2013 Expense	PBO/APBO* for 2012
United States Pension Plans
Discount rate	+/-.50%	$ 0/(1)	$ (244)/259
Expected long-term rate of return on plan assets	+/-.50%	(13)/13	—
Other Postretirement Benefit Plan
Discount rate	+/-.50%	2/(2)	(11)/12
Health care cost trend rate	+/-.50%	—	3/(3)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plan.
These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 12 of the Notes to the Consolidated Financial Statements.
Income Taxes
We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards, foreign tax credits and deductible temporary differences, are expected to be realizable in future years. Realization of our net operating loss and foreign tax credit deferred tax assets is supported by specific tax planning strategies and, where possible, considers projections of future profitability. If recovery is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will benefit income tax expense in the period such determination is made.
As of December 31, 2012 and 2011, we had total deferred tax assets of $3.1 billion and $2.8 billion, respectively, net of valuation allowances of $130 million and $208 million, respectively. Our income tax benefit or expense has fluctuated considerably over the last five years from a tax benefit of $(436) million to the current year tax expense of $133 million and has been influenced primarily by U.S. energy tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including the reinstatement of the U.S. energy tax credit legislation in January 2013, remaining BEFIEX credits, business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We recognize BEFIEX credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. For additional information regarding BEFIEX credits, see Note 11 of the Notes to the Consolidated Financial Statements.
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

Goodwill and Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Most trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. At December 31, 2012, we have goodwill of $1,727 million, mostly recorded within our North America reporting unit. There have been no changes to our reporting units or allocations of goodwill by reporting units. We have trademark assets in our North America and EMEA operating segments with a carrying value of $1,470 million and $51 million, respectively, as of December 31, 2012.
During 2012, we voluntarily changed the date of our annual impairment assessment for goodwill and other indefinite-lived intangible assets from November 30 to October 1. We determined that this change is preferable under the circumstances as the timing better aligns with the Company's annual and long-term business planning cycle and financial reporting process. The voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge.
Goodwill Valuations
We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.
In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit, including, but not limited to: the results of prior quantitative tests performed; changes in the carrying amount of the reporting unit; actual and projected operating results; relevant market data for both the company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.
If the qualitative assessment concludes that the two-step impairment test is necessary, we first compare the book value of a reporting unit, including goodwill, with its fair value. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for Whirlpool to ensure that the implied control premium is reasonable. If the book value of a reporting unit exceeds its fair value, we perform the second step to estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

Evaluating Goodwill - Results and Significant Assumptions
Based on the favorable results of the qualitative assessment conducted on October 1, 2012, there was no goodwill impairment charge recorded in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

For our North America reporting unit, where the majority of our goodwill is held, our qualitative assessment included a review of the events and factors outlined above. Significant weight was provided to the following factors, as we determined that these items have the most significant impact on the fair value of this reporting unit.

•
Operating profit margins improved from 4.2% in 2011 to 8.8% in 2012, driven primarily by successful execution of the cost and capacity reduction plans announced during the fourth quarter 2011 and previously announced cost-based price increases, as well as our continued ability to deliver innovative and consumer relevant products to the marketplace. The improvement in operating margins compared to the prior year assessment provides significant positive evidence for the qualitative assessment.

•
We experienced a 100 basis point decrease in the discount rate in 2012, resulting from a decline in both the risk free rate and our company specific risk premium as we have structurally improved our operating model through successful execution of our cost and capacity reductions and implementation of cost-based price increases. Based on prior year sensitivities, this decrease would increase the fair value of the reporting unit by approximately $1 billion, which provides significant positive evidence for the qualitative assessment.

The implied increases to the fair value of our North America reporting unit noted above are further supported by an increase in our overall market capitalization of approximately $2.5 billion, or 65%, as of October 1, 2012, compared to the prior year assessment. This increase was largely driven by the improved operating performance of the North America reporting unit.
Intangible Valuations
We evaluate certain indefinite-lived intangibles using a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. If we determine that the fair value may be less than its carrying amount, the fair value of the trademark is estimated and compared to its carrying value to determine if an impairment exists. Otherwise, we conclude that no impairment is indicated and we do not perform the quantitative test.
When the qualitative assessment is not utilized and a quantitative test is performed, we estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate based on our weighted average cost of capital. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

Evaluating Trademarks - Results and Significant Assumptions
We performed a qualitative assessment for two trademarks, with a combined carrying value of approximately $30 million. Our prior year quantitative test indicated that the fair value for each trademark exceeded its respective carrying value by more than 200%. Based on the qualitative assessment conducted on October 1, 2012, we concluded that it was more likely than not that the fair value of these two trademarks was greater than their respective carrying values, therefore no impairment was recorded.
We performed a quantitative test for our remaining trademarks. Based on the results of our test as of October 1, 2012, we determined that no impairment existed for our trademarks, with the exception of one European trademark with a pre-impairment carrying value of $14 million. We recognized a $4 million impairment charge on this trademark within selling, general and administrative expense during the fourth quarter 2012.
In performing the quantitative test, significant assumptions used in our relief from royalty model as of October 1, 2012 included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

•
Revenue growth rates relate to projected revenues from our annual long range plan and vary from brand to brand. Adverse changes in the operating environment for the appliance industry or our inability to grow revenues at the forecasted rates may result in a future impairment charge. We performed a sensitivity analysis on our estimated fair value noting that a 10% reduction of forecasted revenues would result in an impairment of approximately $95 million.

•
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the intrinsic royalty rates that would hypothetically be paid for the use of the trademark. The most significant factors in determining the intrinsic royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in a given market segment. Based on this analysis, we determined royalty rates of 2-3% for our value brands, 4% for our mass market brands and 6% for our super premium brand. We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point reduction of the royalty rates for each brand would result in an impairment of approximately $290 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

•
In developing discount rates for the valuation of our trademarks, we used the industry average weighted average cost of capital as the base, adjusted for the higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined discount rates ranging from 9.5% to 13.0%. We performed a sensitivity analysis on our estimated fair value noting that an increase in the discount rates used for the valuation of 100 basis points would result in an impairment of approximately $125 million.

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
ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements are not expected to have a material effect on our consolidated financial statements.
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
We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2012, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain or loss of approximately $215 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. As of December 31, 2012, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $35 million, respectively, related to these contracts.
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of investigations of the global compressor industry by government authorities in various jurisdictions. In 2012, Embraco sales represented approximately 8% of our global net sales.
Government authorities in Brazil, Europe, the United States, and other jurisdictions have entered into agreements with Embraco and concluded their investigations of the Company. In connection with these agreements, Embraco has acknowledged violations of antitrust law with respect to the sale of compressors at various times from 2004 through 2007 and agreed to pay fines or settlement payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Since the government investigations commenced in February 2009, Embraco has been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the antitrust lawsuits. United States federal lawsuits instituted on behalf of purported "direct" and "indirect" purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan ("Michigan Lawsuit"). Other lawsuits are also pending and additional lawsuits may be filed by purported purchasers.

On February 12, 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of direct purchasers of compressors in the Michigan Lawsuit. The settlement agreement, which is subject to court approval, provides for, among other things, the payment by Embraco of up to $30 million in exchange for a release by all settlement class members. The settlement agreement does not cover any claims by direct purchasers that opt out of the proposed settlement class and the settlement amount will be reduced if there are opt-outs. The settlement agreement does not cover claims by “indirect purchaser” plaintiffs in the Michigan Lawsuit, which remain pending.
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $357 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At December 31, 2012, $111 million remains accrued, with installment payments of $73 million, plus interest, remaining to be made to government authorities at various times through 2015.
We continue to work toward resolution of ongoing government actions in other jurisdictions, to defend the related antitrust lawsuits and to take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
Brazilian Collection Dispute
We reached an agreement in June 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court in July 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais, in two installments, the first of 469 million reais (equivalent to $301 million) was made in July 2011, and the second of 490 million reais (equivalent to $275 million) was made during January 2012.
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. After a favorable court decision in 2005, upheld by a December 2011 appellate court decision, we were able to recognize approximately $37 million, $266 million and $225 million of export credits in 2012, 2011 and 2010, respectively. We recognize export credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. As of December 31, 2012, approximately $184 million of future cash monetization remained, including $56 million of related court awarded fees, which will be payable in subsequent years.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2012. As of December 31, 2012, the total amount of outstanding tax assessments for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to $590 million).
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve, during which time the amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Brazil Tax Matters (Previously Operating Tax Matter)
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a special Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received a tax assessment of 178 million Brazilian reais (equivalent to $87 million) in January 2013, reflecting the original assessment, plus interest and penalties. We are disputing this assessment and we intend to vigorously defend our position. Based on our analysis of the facts, including the opinion of our legal advisors, we did not record additional charges related to these matters in 2012.
We are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters. These matters are at various stages of review in numerous administrative and judicial proceedings. We routinely assess these matters and record our best estimate of loss in situations where we assess the likelihood of an ultimate loss to be probable. We believe these assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States and various jurisdictions in Canada relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Financial Statements.

In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product defect, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our Consolidated Financial Statements.
Antidumping Actions
In March 2011, we filed antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. The Whirlpool products affected by this case are made in Amana, Iowa, where Whirlpool employs approximately 2,200 people. In March 2012, the U.S. Department of Commerce ("DOC") issued favorable final determinations in which it found that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In April 2012, the U.S. International Trade Commission ("ITC") reached an unfavorable final determination that dumped and subsidized imports were not a cause of material injury to domestic producers, and therefore trade remedies were not imposed on the subject imports. We disagree with the ITC's decision and we have filed an appeal with the U.S. Court of International Trade. Timing of the ultimate resolution depends on many factors and is, therefore, uncertain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In December 2011, we filed petitions requesting that the DOC and the ITC initiate antidumping and countervailing duty investigations against large residential washers from South Korea, and an antidumping investigation against the same products from Mexico. The Whirlpool products affected by this case are made in Clyde, Ohio, where Whirlpool employs approximately 3,500 people. In December 2012, the DOC issued a final determination in which it found that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In January 2013, the ITC unanimously determined that dumped and subsidized imports caused material injury to domestic producers. Final orders are expected to be issued by the DOC in February 2013. As a result, certain Korean and Mexican producers are required to pay cash deposits on large residential washers imported into the United States based on the estimated dumping and countervailing duty margins determined by the DOC in the investigation. The ultimate amount of dumping and countervailing duties owed by importers will be determined by the DOC through administrative review procedures over the next several years.
Conflict Minerals
In August 2012, the SEC issued final rules requiring disclosure of the use of conflict minerals (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We are currently analyzing whether conflict minerals are necessary to the functionality or production of our products and if so, the most efficient and effective means of complying with the due diligence and reporting requirements of the rules. The first disclosure reporting period is for the 2013 calendar year, with a final report to be filed no later than May 31, 2014.
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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (4) inventory and other asset risk; (5)  risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (6) the uncertain global economy; (7) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (8) Whirlpool's ability to maintain its reputation and brand image; (9) fluctuations in the cost of key materials (including steel, oil, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (10) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (11)  product liability and product recall costs; (12) the effects and costs of governmental investigations or related actions by third parties; (13) Whirlpool's ability to obtain and protect intellectual property rights; (14)  the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner;  (15) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and post retirement benefit plans;  (16) information technology system failures and data security breaches; (17) the impact of labor relations; (18) our ability to attract, develop and retain executives and other qualified employees; (19) changes in the legal and regulatory environment including environmental and health and safety regulations; and (20) the ability of Whirlpool to manage foreign currency fluctuations.

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

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
(Millions of dollars, except per share data)

	2012	2011	2010
Net sales	$18,143	$18,666	$18,366
Expenses
Cost of products sold	15,250	16,089	15,652
Gross margin	2,893	2,577	2,714
Selling, general and administrative	1,757	1,621	1,604
Intangible amortization	30	28	28
Restructuring costs	237	136	74
Operating profit	869	792	1,008
Other income (expense)
Interest and sundry income (expense)	(112)	(607)	(197)
Interest expense	(199)	(213)	(225)
Earnings (loss) before income taxes	558	(28)	586
Income tax expense (benefit)	133	(436)	(64)
Net earnings	425	408	650
Less: Net earnings available to noncontrolling interests	24	18	31
Net earnings available to Whirlpool	$401	$390	$619
Per share of common stock
Basic net earnings available to Whirlpool	$5.14	$5.07	$8.12
Diluted net earnings available to Whirlpool	$5.06	$4.99	$7.97
Dividends	$2.00	$1.93	$1.72
Weighted-average shares outstanding (in millions)
Basic	78.1	76.8	76.2
Diluted	79.3	78.1	77.6

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31,
(Millions of dollars)

	2012	2011	2010
Net earnings	$425	$408	$650

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(36)	(86)	(59)
Derivative instruments:
Net gain (loss) arising during period	(17)	(62)	70
Less: reclassification adjustment for gain (loss) included in net earnings	(25)	80	47
Derivative instruments, net	8	(142)	23
Marketable securities:
Net gain (loss) arising during period	2	(13)	(10)
Less: reclassification adjustment for gain (loss) included in net earnings	(7)	(9)	—
Marketable securities, net	9	(4)	(10)
Defined benefit pension and postretirement plans:
Prior service credit arising during period	2	148	41
Net gain (loss) arising during period	(384)	(283)	44
Less: amortization of prior service credit and actuarial loss	38	42	61
Defined benefit pension and postretirement plans, net:	(420)	(177)	24
Other comprehensive loss, before tax	(439)	(409)	(22)
Income tax benefit related to items of other comprehensive loss	130	71	—
Other comprehensive loss, net of tax	(309)	(338)	(22)

Comprehensive income	116	70	628
Less: comprehensive income, available to noncontrolling interests	20	13	34
Comprehensive income available to Whirlpool	$96	$57	$594

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars, except share data)

	2012	2011
Assets
Current assets
Cash and equivalents	$1,168	$1,109
Accounts receivable, net of allowance of $60 and $61, respectively	2,038	2,105
Inventories	2,354	2,354
Deferred income taxes	558	248
Prepaid and other current assets	709	606
Total current assets	6,827	6,422
Property, net of accumulated depreciation of $6,070 and $6,146, respectively	3,034	3,102
Goodwill	1,727	1,727
Other intangibles, net of accumulated amortization of $211 and $177, respectively	1,722	1,757
Deferred income taxes	1,832	1,893
Other noncurrent assets	254	280
Total assets	$15,396	$15,181
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,698	$3,512
Accrued expenses	692	951
Accrued advertising and promotions	419	429
Employee compensation	520	365
Notes payable	7	1
Current maturities of long-term debt	510	361
Other current liabilities	664	678
Total current liabilities	6,510	6,297
Noncurrent liabilities
Long-term debt	1,944	2,129
Pension benefits	1,636	1,487
Postretirement benefits	422	430
Other noncurrent liabilities	517	558
Total noncurrent liabilities	4,519	4,604
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 108 million and 106 million shares issued and 79 million and 76 million shares outstanding, respectively	108	106
Additional paid-in capital	2,313	2,201
Retained earnings	5,147	4,922
Accumulated other comprehensive loss	(1,531)	(1,226)
Treasury stock, 29 million and 30 million shares, respectively	(1,777)	(1,822)
Total Whirlpool stockholders’ equity	4,260	4,181
Noncontrolling interests	107	99
Total stockholders’ equity	4,367	4,280
Total liabilities and stockholders’ equity	$15,396	$15,181

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2012	2011	2010
Operating activities
Net earnings	$425	$408	$650
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	551	558	555
Curtailment gain	(52)	(35)	(62)
Increase (decrease) in LIFO inventory reserve	(13)	54	4
Brazilian collection dispute	(275)	144	63
Changes in assets and liabilities:
Accounts receivable	47	(15)	187
Inventories	(7)	283	(595)
Accounts payable	240	25	341
Accrued advertising and promotions	(13)	14	(47)
Product recall	—	(15)	13
Taxes deferred and payable, net	(68)	(573)	(94)
Accrued pension and postretirement benefits	(227)	(349)	(111)
Employee compensation	249	(59)	(6)
Other	(161)	90	180
Cash provided by operating activities	696	530	1,078
Investing activities
Capital expenditures	(476)	(608)	(593)
Proceeds from sale of assets	10	23	17
Investment in related businesses	(28)	(7)	(18)
Proceeds from sale of brand	—	—	15
Acquisition of brand	—	—	(27)
Other	—	(4)	—
Cash used in investing activities	(494)	(596)	(606)
Financing activities
Repayments of long-term debt	(361)	(313)	(379)
Proceeds from borrowings of long-term debt	322	300	2
Net proceeds (repayments) from short-term borrowings	6	(2)	(20)
Dividends paid	(155)	(148)	(132)
Common stock issued	43	14	72
Purchase of noncontrolling interest shares	—	—	(12)
Other	(3)	(17)	(26)
Cash used in financing activities	(148)	(166)	(495)
Effect of exchange rate changes on cash and equivalents	5	(27)	11
Increase (decrease) in cash and equivalents	59	(259)	(12)
Cash and equivalents at beginning of year	1,109	1,368	1,380
Cash and equivalents at end of year	$1,168	$1,109	$1,368
Supplemental disclosure of cash flow information
Cash paid for interest	$197	$208	$218
Cash paid for income taxes	$177	$136	$31

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders’ Equity
	Total	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2009	$3,760	$4,193	$(868)	$234	$105	$96
Comprehensive income
Net earnings	650	619	—	—	—	31
Other comprehensive income (loss)	(22)	—	(25)	—	—	3
Comprehensive income	628
Purchase of noncontrolling interest	(12)	—	—	(3)	—	(9)
Stock issued	103	—	—	102	1	—
Dividends declared	(159)	(132)	—	—	—	(27)
Balances, December 31, 2010	4,320	4,680	(893)	333	106	94
Comprehensive income
Net earnings	408	390	—	—	—	18
Other comprehensive loss	(338)	—	(333)	—	—	(5)
Comprehensive income	70
Stock issued	46	—	—	46	—	—
Dividends declared	(156)	(148)	—	—	—	(8)
Balances, December 31, 2011	4,280	4,922	(1,226)	379	106	99
Comprehensive income
Net earnings	425	401	—	—	—	24
Other comprehensive loss	(309)	—	(305)	—	—	(4)
Comprehensive income	116
Cumulative adjustment, equity method investment	(18)	(18)	—	—	—	—
Stock issued	159	—	—	157	2	—
Dividends declared	(170)	(158)	—	—	—	(12)
Balances, December 31, 2012	$4,367	$5,147	$(1,531)	$536	$108	$107
The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, is the world's leading manufacturer and marketer of major home appliances. We manufacture appliances in 11 countries and market products in nearly every country around the world under brand names such as Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Bauknecht, Brastemp and Consul. Whirlpool has four geographic segments, which consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our Consolidated Financial Statements include all majority-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation.
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
Accounts Receivable and Allowance for Doubtful Accounts
We carry accounts receivable at sales value less an allowance for doubtful accounts. We periodically evaluate accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. In general, our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.
Freight and Warehousing Costs
We classify freight and warehousing costs within cost of products sold in our Consolidated Statements of Income.
Cash and Equivalents
All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at December 31, 2012 and 2011.
We measured fair value for money market funds and available for sale investments using quoted market prices in active markets for identical or comparable assets. We measured fair value for derivative contracts, all of which have counterparties with high credit ratings, based on model driven valuations using significant inputs derived from observable market data.
Inventories
Inventories are stated at first-in, first-out (“FIFO”) cost, except United States production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Latin America and Asia inventories, which are stated at average cost. Costs do not exceed net realizable values. See Note 4 for additional information about inventories.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. For nonproduction assets, we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income, was $521 million, $530 million and $527 million in 2012, 2011 and 2010, respectively.
The following table summarizes our property as of December 31, 2012 and 2011:

Millions of dollars	2012	2011	Estimated Useful Life
Land	$74	$76	n/a
Buildings	1,252	1,208	25 to 50 years
Machinery and equipment	7,778	7,964	3 to 25 years
Accumulated depreciation	(6,070)	(6,146)
Property, net	$3,034	$3,102
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. We retired approximately $558 million and $600 million of machinery and equipment no longer in use during 2012 and 2011, respectively. Net gains and losses recognized in cost of products sold were not material for 2012, 2011 and 2010.
We record impairment losses on long-lived assets, excluding goodwill and intangibles, when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2012, 2011 and 2010.
Goodwill and Other Intangibles
We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.
If the qualitative assessment concludes that the two-step impairment test is necessary, we first compare the book value of a reporting unit, including goodwill, with its fair value. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for Whirlpool to ensure that the implied control premium is reasonable. If the book value of a reporting unit exceeds its fair value, we perform the second step to estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.
We evaluate certain indefinite-lived intangibles using a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. If we determine that the fair value may be less than its carrying amount, the fair value of the trademark is estimated and compared to its carrying value to determine if an impairment exists. Otherwise, we conclude that no impairment is indicated and we do not perform the quantitative test.
When the qualitative assessment is not utilized and a quantitative test is performed, we estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate based on our weighted average cost of capital. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.
Definite lived intangible assets are amortized over their estimated useful life. See Note 2 for additional information about goodwill and intangible assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accounts Payable Outsourcing
We offer our suppliers access to third party payables processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2012 and 2011, approximately $1.2 billion and $1.0 billion, respectively, have been sold by suppliers to participating financial institutions.
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
Research and Development Costs
Research and development costs are charged to expense as incurred and totaled $553 million, $578 million and $532 million in 2012, 2011 and 2010, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $273 million, $275 million and $235 million in 2012, 2011 and 2010, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Based Compensation
We recognize stock based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The fair value of stock options is determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life and dividend yield. Stock options are granted with an exercise price equal to the stock price on the date of grant. The fair value of restricted stock units and performance stock units is generally based on the closing market price of Whirlpool common stock on the grant date. See Note 9 for additional information about stock based compensation.
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We recognize export credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. See Note 11 for additional information regarding BEFIEX credits.
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
In July 2012, the Financial Accounting Standards Board ("FASB") amended ASC 350, "Intangibles - Goodwill and Other." Under the amendment, an entity may assess qualitative factors to determine if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We elected to early adopt the provisions of this amendment in 2012, which did not impact our Consolidated Financial Statements.
(2)    GOODWILL AND OTHER INTANGIBLES
We evaluate goodwill and indefinite lived intangibles for impairment annually. During 2012, we voluntarily changed the date of our annual impairment assessment from November 30 to October 1.
Goodwill
Based on the results of our assessment as of October 1, 2012, we determined that there was no impairment of goodwill. The total net carrying amount of goodwill was $1,727 million in 2012 and 2011, of which $1,723 million is in our North America operating segment, and $4 million in our Latin America operating segment both for 2012 and 2011.

Other Intangible Assets
Based on the results of our annual assessment as of October 1, 2012, we determined that there were no impairments to our indefinite lived intangibles, with the exception of one European trademark with a pre-impairment carrying value of $14 million, where we recognized a $4 million impairment charge within selling, general and administrative expense during the fourth quarter 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes other intangible assets at December 31, 2012 and 2011:

	2012			2011
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships [1]	$289	$(109)	$180	$289	$(93)	$196
Patents and other [2]	123	(102)	21	119	(84)	35
Total other intangible assets, finite lives	$412	$(211)	$201	$408	$(177)	$231
Trademarks, indefinite lives	1,521	—	1,521	1,526	—	1,526
Total other intangible assets	$1,933	$(211)	$1,722	$1,934	$(177)	$1,757
1    Customer relationships have an estimated useful life of 18 years.
2    Patents and other intangibles have an estimated useful life of 4 to 10 years.

The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2013	$25
2014	22
2015	20
2016	18
2017	17
(3)    FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Money market funds (1)	$555	$340	$555	$340	$—	$—	$555	$340
Net derivative contracts	—	—	—	—	(14)	(57)	(14)	(57)
Available for sale investments	7	21	10	15	—	—	10	15
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.

In July 2012, we announced that we entered into a Master Agreement on the Restructuring (the "Agreement") of Alno AG, one of Germany's leading kitchen manufacturers and a longstanding Whirlpool customer in Europe. Alno's shareholders approved the Agreement in August 2012, which provided a framework to strengthen Alno's equity base and reduce its long-term debt. Under the Agreement, Alno issued 44 million additional shares during the fourth quarter 2012, at a per share price of Euro 1.05. The proceeds from the share issuance were used to retire all of Alno's bank debt. In addition, we were required to subscribe for all shares for which we were entitled and also agreed to acquire any additional unsubscribed shares as may be necessary to yield minimum gross proceeds to Alno of EUR 46.2 million. Upon completion of the share issuance, we increased our ownership interest from 18.25% to 30.58% for $18 million. This transaction resulted in a change of accounting method from the cost method to the equity method during the fourth quarter 2012. Under the equity method of accounting, we are required to record our proportionate share of net earnings or losses in Alno for each period of ownership. We did not adjust prior period financial statements or information as the impact of the change in accounting method was not material to any individual year. Accordingly, during the fourth quarter 2012, we recorded a reduction to retained earnings of $18 million to reflect the cumulative impact from the change in accounting method. Had we applied the impact of the change in accounting method to prior periods, we would have increased net earnings by approximately $6 million and $1 million for the years ended December 31, 2011 and 2010, respectively. At December 31, 2012, we had $106 million of trade and other receivables outstanding from Alno.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)    INVENTORIES
The following table summarizes our inventory at December 31, 2012 and 2011:

Millions of dollars	2012	2011
Finished products	$1,948	$2,016
Raw materials and work in process	596	541
	2,544	2,557
Less: excess of FIFO cost over LIFO cost	(190)	(203)
Total inventories	$2,354	$2,354
LIFO inventories represented 40% and 41% of total inventories at December 31, 2012 and 2011, respectively.
(5)    FINANCING ARRANGEMENTS
Debt
The following table summarizes our debt at December 31, 2012 and 2011:

Millions of dollars	2012	2011
Senior note—8.0%, maturing 2012	$—	$350
Medium-term note—5.5%, maturing 2013	500	500
Maytag medium-term note—6.5%, maturing 2014	101	101
Senior note—8.6%, maturing 2014	500	500
Maytag medium-term note—5.0%, maturing 2015	196	195
Senior note—6.5%, maturing 2016	250	249
Debentures—7.75%, maturing 2016	244	244
Senior note—4.85%, maturing 2021	300	300
Senior note—4.70%, maturing 2022	300	—
Other (various maturing through 2019)	63	51
	2,454	2,490
Less current maturities	510	361
Total long-term debt	$1,944	$2,129
The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2012:

Millions of dollars
2013	$510
2014	610
2015	209
2016	506
2017	7
Thereafter	612
Debt, including current maturities	$2,454
The fair value of long-term debt (including current maturities) at December 31, 2012 and 2011 was $2.6 billion and $2.7 billion, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
On June 28, 2011, we entered into an Amended and Restated Long-Term Credit Agreement (the “Facility”). The Facility amended, restated, and extended our previous credit facility, that was scheduled to mature on August 13, 2012. The total commitment increased from $1.35 billion to $1.725 billion and the maturity date was extended to June 28, 2016. The Facility includes a letter of credit sublimit of $200 million. Borrowings under the Facility are available to us and our designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under the Facility, if any, are guaranteed by Whirlpool Corporation. Interest under the Facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. At December 31, 2012, the margin was as follows: (1) 1.625% over LIBOR; (2) 0.625% over the prime rate; and (3) the unused commitment fee was 0.25%. At December 31, 2012 and 2011 we had no borrowings outstanding under the Facility. We were in compliance with all financial covenant requirements at December 31, 2012 and 2011.
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
We have committed credit facilities in Brazil, which provide borrowings up to 880 million Brazilian reais (approximately $431 million as of December 31, 2012) and mature in 2014. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2012 and 2011.
Notes Payable
Notes payable, which consist of either short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The weighted-average interest rate on notes payable was 2.26% and 3.51% for the years ended December 31, 2012 and 2011, respectively. We had no commercial paper outstanding at December 31, 2012 and 2011.
(6)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of investigations of the global compressor industry by government authorities in various jurisdictions. In 2012, Embraco sales represented approximately 8% of our global net sales.
Government authorities in Brazil, Europe, the United States, and other jurisdictions have entered into agreements with Embraco and concluded their investigations of the Company. In connection with these agreements, Embraco has acknowledged violations of antitrust law with respect to the sale of compressors at various times from 2004 through 2007 and agreed to pay fines or settlement payments.
Since the government investigations commenced in February 2009, Embraco has been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors from 1996 to 2009. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the antitrust lawsuits. United States federal lawsuits instituted on behalf of purported “direct” and “indirect” purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan (“Michigan Lawsuit”). Other lawsuits are also pending and additional lawsuits may be filed by purported purchasers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On February 12, 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of direct purchasers of compressors in the Michigan Lawsuit. The settlement agreement, which is subject to court approval, provides for, among other things, the payment by Embraco of up to $30 million in exchange for a release by all settlement class members. The settlement agreement does not cover any claims by direct purchasers that opt out of the proposed settlement class and the settlement amount will be reduced if there are opt-outs. The settlement agreement does not cover claims by “indirect purchaser” plaintiffs in the Michigan Lawsuit, which remain pending.
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $357 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At December 31, 2012, $111 million remains accrued, with installment payments of $73 million, plus interest, remaining to be made to government authorities at various times through 2015.
We continue to work toward resolution of ongoing government actions in other jurisdictions, to defend the related antitrust lawsuits and to take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
Brazilian Collection Dispute
We reached an agreement in June 2011 to settle all claims arising from our long-standing dispute in Brazil with Banco Safra S.A. Such settlement was subsequently approved by a Brazilian court in July 2011. Pursuant to the settlement, our subsidiary agreed to pay Banco Safra S.A. 959 million Brazilian reais, in two installments, the first of 469 million reais (equivalent to $301 million) was made in July 2011, and the second of 490 million reais (equivalent to $275 million) was made in January 2012.
Brazil Tax Matters (Previously Operating Tax Matter)
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a special Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received a tax assessment of 178 million Brazilian reais (equivalent to $87 million) in January 2013, reflecting the original assessment, plus interest and penalties. We are disputing this assessment and we intend to vigorously defend our position. Based on our analysis of the facts, including the opinion of our legal advisors, we did not record additional charges related to these matters in 2012.
We are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters. These matters are at various stages of review in numerous administrative and judicial proceedings. We routinely assess these matters and record our best estimate of loss in situations where we assess the likelihood of an ultimate loss to be probable. We believe these assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
Other Litigation

We are currently defending against numerous lawsuits pending in federal and state courts in the United States and various jurisdictions in Canada relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product defect, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our Consolidated Financial Statements.
Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented.

Millions of dollars	2012	2011
Balance at January 1	$197	$222
Issuances/accruals during the period	303	348
Settlements made during the period	(313)	(363)
Other changes	—	(10)
Balance at December 31	$187	$197
Current portion	$148	$158
Non-current portion	39	39
Total	$187	$197
During 2010 we accrued $75 million related to a recall of 1.8 million dishwashers sold in the United States and Canada between 2006 and 2010. The recall was due to an electrical failure in the dishwasher’s heating element. During 2011, we revised the total cost of this recall from $75 million to $66 million, as a result of lower than expected costs. These amounts were recorded in cost of products sold. There are no remaining amounts accrued.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At December 31, 2012 and December 31, 2011, the guaranteed amounts totaled $449 million and $467 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with this guarantee in 2012 and 2011.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.4 billion at December 31, 2012 and $1.2 billion at December 31, 2011. Our total outstanding bank indebtedness under guarantees was nominal at December 31, 2012 and December 31, 2011, respectively.
We have guaranteed a $50 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. The fair value of the guarantee was nominal.The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We sell banker's acceptance drafts to financial institutions as a standard business practice in The People's Republic of China (PRC). These drafts have certain recourse provisions afforded to transferees explicitly and under PRC laws. If a transferee were to exercise its available recourse rights, our subsidiaries in the PRC would be required to satisfy the obligation with the transferee and the draft would revert back to the subsidiary. At December 31, 2012 and December 31, 2011 the outstanding drafts transferred and outstanding totaled $27 million and $47 million, respectively. Transferees have not exercised their recourse rights against our subsidiaries during 2012 or 2011.
Operating Lease Commitments
At December 31, 2012, we had noncancelable operating lease commitments totaling $831 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2013	$194
2014	156
2015	129
2016	100
2017	87
Thereafter	165
Total noncancelable operating lease commitments	$831
Rent expense was $229 million, $228 million and $222 million for 2012, 2011 and 2010, respectively.
Purchase Obligations
Our expected cash outflows resulting from purchase obligations are summarized by year in the table below:

Millions of dollars
2013	$206
2014	183
2015	120
2016	97
2017	68
Thereafter	180
Total purchase obligations	$854

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Commodity price risk
We enter into swap and option contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest rate risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At December 31, 2012 and 2011 there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.
The following tables summarize our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2012 and 2011:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2012	2011	2012	2011	2012	2011		2012	2011
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,101	$862	$8	$24	$12	$19	(CF/FV)	18	18
Commodity swaps/options	354	316	11	9	9	28	(CF/FV)	24	36
Interest rate derivatives	—	250	—	—	—	5	(CF)	—	6
Total derivatives accounted for as hedges			$19	$33	$21	$52
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,522	$1,261	$11	$6	$23	$43	N/A	13	3
Commodity swaps/options	6	3	—	—	—	1	N/A	12	11
Total derivatives not accounted for as hedges			11	6	23	44
Total derivatives			$30	$39	$44	$96

Current			$26	$36	$43	$91
Noncurrent			4	3	1	5
Total derivatives			$30	$39	$44	$96

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The pre-tax effects of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2012 and 2011 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)
	2012	2011	2012	2011
Foreign exchange forwards/options	$(22)	$3	$(15)	$(16)	(a)
Commodity swaps/options	12	(60)	(9)	96	(a)
Interest rate derivatives	(7)	(5)	(1)	—	(b)
	$(17)	$(62)	$(25)	$80

Fair Value Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives (2)		Gain (Loss) Recognized on Related Hedged Items (2)		Hedged Item
	2012	2011	2012	2011
Foreign exchange forwards/options	$(4)	$8	$4	$(8)	Non-functional currency assets and liabilities

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
	2012	2011
Foreign exchange forwards/options	$(23)	$(1)
Commodity swaps	—	(1)
	$(23)	$(2)
(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold; or (b) interest expense.
(2) Gains and losses recognized in income are recorded in interest and sundry income (expense).
(3) Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2012 and 2011. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $5 million at December 31, 2012.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2010, 2011, and 2012, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2009	$(226)	$53	$(703)	$8	$(868)
Unrealized gain (loss)	(59)	23	—	(10)	(46)
Unrealized actuarial loss and prior service credit (cost)	—	—	24	—	24
Tax effect	36	(7)	(29)	—	—
Other comprehensive income (loss), net of tax	(23)	16	(5)	(10)	(22)
Less: Other comprehensive income available to noncontrolling interests	3	—	—	—	3
Other comprehensive income (loss) available to Whirlpool	(26)	16	(5)	(10)	(25)
December 31, 2010	$(252)	$69	$(708)	$(2)	$(893)
Unrealized gain (loss)	(86)	(142)	—	(4)	(232)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(177)	—	(177)
Tax effect	(36)	42	65	—	71
Other comprehensive income (loss), net of tax	(122)	(100)	(112)	(4)	(338)
Less: Other comprehensive income available to noncontrolling interests	(2)	(3)	—	—	(5)
Other comprehensive income (loss) available to Whirlpool	(120)	(97)	(112)	(4)	(333)
December 31, 2011	$(372)	$(28)	$(820)	$(6)	$(1,226)
Unrealized gain (loss)	(36)	8	—	9	(19)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(420)	—	(420)
Tax effect	(19)	(3)	152	—	130
Other comprehensive income (loss), net of tax	(55)	5	(268)	9	(309)
Less: Other comprehensive income (loss) available to noncontrolling interests	(4)	—	—	—	(4)
Other comprehensive income (loss) available to Whirlpool	(51)	5	(268)	9	(305)
December 31, 2012	$(423)	$(23)	$(1,088)	$3	$(1,531)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2012	2011	2010
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$401	$390	$619
Denominator for basic earnings per share – weighted-average shares	78.1	76.8	76.2
Effect of dilutive securities – stock-based compensation	1.2	1.3	1.4
Denominator for diluted earnings per share – adjusted weighted-average shares	79.3	78.1	77.6
Anti-dilutive stock options/awards excluded from earnings per share	2.4	2.1	1.6

Noncontrolling Interests
During the fourth quarter of 2009, our Latin America region entered into a definitive agreement to purchase 1.8% of the outstanding noncontrolling interest in Brasmotor S.A. for $12 million. This transaction closed on January 15, 2010 and raised our ownership interest in Brasmotor S.A. to 95.6%.
Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. There have been no repurchases since 2008. At December 31, 2012, there was $350 million remaining authorized under this program.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $49 million, $37 million and $29 million in 2012, 2011, and 2010, respectively. Related income tax benefits recognized in earnings were $17 million, $13 million and $10 million in 2012, 2011, and 2010, respectively.
At December 31, 2012, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $48 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 31 months.
Share-Based Employee Incentive Plans
On April 20, 2010, our stockholders approved the 2010 Omnibus Stock and Incentive Plan (“2010 OSIP”). This plan was previously adopted by our Board of Directors on February 16, 2010 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units. No new awards may be granted under the 2010 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2012, approximately 1.8 million shares remain available for issuance under the 2010 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability or retirement. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate—an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average fair values of stock options granted for 2012, 2011, and 2010 were $19.54, $24.74 and $36.84, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2012	2011	2010
Risk-free interest rate	0.9%	2.3%	3.3%
Expected volatility	40.3%	36.5%	40.3%
Expected dividend yield	2.9%	2.0%	1.8%
Expected option life, in years	5	5	7
Stock Option Activity
The following table summarizes stock option activity during 2012:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	3,463	$70.63
Granted	772	71.08
Exercised	(848)	50.82
Canceled or expired	(334)	91.19
Outstanding at December 31	3,053	$74.00
Exercisable at December 31	1,989	$73.08
The total intrinsic value of stock options exercised was $32 million, $9 million, and $40 million for 2012, 2011, and 2010, respectively. The related tax benefits were $12 million, $3 million and $14 million for 2012, 2011, and 2010, respectively. Cash received from the exercise of stock options was $43 million, $14 million, and $72 million for 2012, 2011, and 2010, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The table below summarizes additional information related to stock options outstanding at December 31, 2012:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	2,984	1,989
Weighted-average exercise price per share	$74.05	$73.08
Aggregate intrinsic value	$84	$58
Weighted-average remaining contractual term, in years	6	6
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

Performance stock units are granted to executives on an annual basis and generally vest over a three year period, converting to unrestricted common stock at the conclusion of the vesting period. The final award may equal 0 - 200% of a target based on pre-established Whirlpool financial performance measures.
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date. The weighted average grant date fair values of awards granted during 2012, 2011, and 2010 were $69.32, $82.55 and $87.17, respectively. The total fair value of stock units vested during 2012, 2011, and 2010 was $19 million, $15 million and $17 million, respectively.
The following table summarizes stock unit activity during 2012:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,474	$64.32
Granted	725	69.32
Canceled	(145)	80.63
Vested and transferred to unrestricted	(564)	33.64
Non-vested, at December 31	1,490	$76.91

Nonemployee Director Equity Awards
Each nonemployee Director receives an annual grant of Whirlpool common stock, with the number of shares to be issued to the director determined by dividing $110,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders. Nonemployee Directors receive a one time grant of 1,000 shares of Whirlpool common stock made at the time they first join the Board.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Combined within the 2011 Plan are previously announced restructuring initiatives and the financial restructuring related to matters disclosed in Note 3. We expect to incur up to $500 million of total costs related to the combined plans with substantial completion expected by the end of 2013. The following tables summarize the change in our restructuring liability, cumulative charges recognized and total expected charges for the combined plans for the twelve months ended December 31, 2012 and December 31, 2011.

The following tables summarize the changes to our restructuring liability for the 2011 Plan for the year ended December 31, 2012 and 2011.

"2011 Plan" Millions of dollars	12/31/2011	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	12/31/2012	Cumulative Charges	Expected Total Charges
Employee termination costs	$62	$97	$(103)	$—	$—	$56	$154	$270
Asset impairment costs	—	78	—	(78)	—	—	90	95
Facility exit costs	9	33	(30)	(8)	(1)	3	41	85
Other exit costs	7	29	(25)	—	—	11	30	50
Total	$78	$237	$(158)	$(86)	$(1)	$70	$315	$500

"2011 Plan" Millions of dollars	12/31/2010	Transfer from Old Plans [1]	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	12/31/2011
Employee termination costs	$—	22	$56	$(15)	$(1)	$—	$62
Asset impairment costs	—	—	13	—	(13)	—	—
Facility exit costs	—	10	8	(9)	—	—	9
Other exit costs	—	7	1	(1)	—	—	7
Total	$—	$39	$78	$(25)	$(14)	$—	$78
1 Previous restructuring plans, referred to as "Old Plans", that were consolidated into the 2011 plan in the fourth quarter of 2011 are now complete. In 2011 we had $58 million in costs charged to earnings related to these completed plans.

The following table summarizes restructuring charges for the combined plans, by operating segment, as of December 31, 2012.

Millions of dollars	2012 Charges	Cumulative Charges [1]	Expected Total Charges
North America	$139	$192	$331
Latin America	—	2	6
EMEA	89	110	151
Asia	7	8	8
Corporate / Other	2	3	4
Total	$237	$315	$500
1 Cumulative charges exclude $22 million of employee termination costs and $17 million of facility and other exit costs related to previous restructuring plans that were transferred into the 2011 plan during 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11) INCOME TAXES
The income tax expense (benefit) amounted to $133 million, $(436) million, and $(64) million in 2012, 2011 and 2010, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax benefit at effective worldwide tax rates for 2012, 2011 and 2010:

Millions of dollars	2012	2011	2010
Earnings (loss) before income taxes
United States	$113	$(240)	$(256)
Foreign	445	212	842
Earnings (loss) before income taxes	558	(28)	586
Income tax computed at United States statutory rate	195	(10)	205
U.S. government tax incentives, including Energy Tax Credits	—	(379)	(230)
Foreign government tax incentives, including BEFIEX	(38)	(100)	(103)
Foreign tax rate differential	(2)	(13)	(46)
U.S. foreign tax credits	(31)	(37)	(28)
Valuation allowances	(86)	11	(9)
Deductible interest on capital	—	—	(7)
State and local taxes, net of federal tax benefit	2	(4)	(2)
Foreign withholding taxes	12	10	12
Non-deductible government settlements	—	30	33
U.S. tax on foreign dividends and subpart F income	57	26	49
Settlement of global tax audits	18	10	56
Other items, net	6	20	6
Income tax computed at effective worldwide tax rates	$133	$(436)	$(64)
Current and deferred tax (benefit) provision
The following table summarizes our income tax (benefit) provision for 2012, 2011 and 2010:

	2012		2011		2010
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$18	$24	$(18)	$(464)	$(101)	$(204)
Foreign	189	(96)	114	(64)	204	41
State and local	7	(9)	(1)	(3)	(5)	1
	$214	$(81)	$95	$(531)	$98	$(162)
Total income tax expense (benefit)		$133		$(436)		$(64)

United States government tax incentives
On January 2, 2013, The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act extends certain provisions included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the provisions extended are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed certain Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2012 and 2013 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We continue to invest in innovation and energy efficient products that meet these standards for our customers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Foreign government tax incentives
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. After a favorable court decision in 2005, upheld by a December 2011 appellate court decision, we were able to recognize approximately $37 million, $266 million and $225 million of export credits in 2012, 2011 and 2010, respectively. We recognize export credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. As of December 31, 2012, approximately $184 million of future cash monetization remained, including $56 million of related court awarded fees, which will be payable in subsequent years.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2012. As of December 31, 2012, the total amount of outstanding tax assessments for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to $590 million).
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve, during which time the amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Settlement of global tax audits
We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant United States federal, state, local or foreign income tax examinations by tax authorities for years before 2000.
United States tax on foreign dividends
We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $184 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $3.3 billion at December 31, 2012. As of December 31, 2012, we had $1.2 billion of cash and equivalents on hand, of which $0.8 billion was held outside of the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable United State taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
Valuation allowances
At December 31, 2012, we had net operating loss carryforwards of $2.2 billion, $1.1 billion of which were United States state net operating loss carryforwards. Of the total net operating loss carryforwards, $1.0 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2031. As of December 31, 2012, we had $98 million of foreign tax credit carryforwards and $917 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2017 and 2031.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $130 million at December 31, 2012 consists of $116 million of net operating loss carryforward deferred tax assets and $14 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred tax liabilities and assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2012 and 2011:

Millions of dollars	2012	2011
Deferred tax liabilities
Intangibles	$513	$527
Property, net	138	149
LIFO inventory	54	30
Other	194	178
Total deferred tax liabilities	899	884
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	917	934
Pensions	557	468
Loss carryforwards	410	554
Inventory prepayment	307	—
Postretirement obligations	174	190
Foreign tax credit carryforwards	98	212
Research and development capitalization	190	200
Employee payroll and benefits	174	112
Accrued expenses	82	94
Product warranty accrual	58	60
Receivable and inventory allowances	54	47
Other	170	166
Total deferred tax assets	3,191	3,037
Valuation allowances for deferred tax assets	(130)	(208)
Deferred tax assets, net of valuation allowances	3,061	2,829
Net deferred tax assets	$2,162	$1,945

Unrecognized tax benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2012	2011	2010
Balance, January 1	$178	$190	$157
Additions for tax positions of the current year	13	9	2
Additions for tax positions of prior years	16	10	83
Reductions for tax positions of prior years	(15)	(24)	(50)
Settlements during the period	(5)	(1)	(1)
Lapses of applicable statute of limitation	(9)	(6)	(1)
Balance, December 31	$178	$178	$190
Additions for tax positions of prior years in 2010 includes $43 million of unrecognized tax positions related to United States transfer pricing and Brazilian income tax on export profits.
It is reasonably possible that certain unrecognized tax benefits of $62 million could be settled with various related jurisdictions during the next 12 months.
Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $4 million in 2012 and expense of $17 million and $30 million in 2011 and 2010, respectively. We have accrued a total of $74 million and $78 million at December 31, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
A defined contribution plan is being provided to all United States employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost. The company provides annual match and automatic company contributions, in cash or company stock, of up to 7% of employees’ eligible pay. Our contributions during 2012, 2011 and 2010 were $64 million, $68 million and $65 million, respectively.
We provide postretirement health care benefits for eligible retired employees in the United States, Canada and Brazil. For our United States plan, which comprises the majority of our obligation, eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health care plans include cost-sharing provisions that limit our exposure for recent and future retirees and are contributory, with participants’ contributions adjusted annually. The plans are unfunded. We reserve the right to modify these benefits in the future.
Defined Benefit - Pensions and Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Funded status
Fair value of plan assets	$2,790	$2,573	$197	$170	$—	$—
Benefit obligations	4,196	3,872	448	373	477	488
Funded status	$(1,406)	$(1,299)	$(251)	$(203)	$(477)	$(488)
Amounts recognized in the consolidated balance sheet
Noncurrent asset	$—	$—	$5	$5	$—	$—
Current liability	(7)	(8)	(19)	(12)	(55)	(58)
Noncurrent liability	(1,399)	(1,291)	(237)	(196)	(422)	(430)
Amount recognized	$(1,406)	$(1,299)	$(251)	$(203)	$(477)	$(488)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss (gain)	$1,761	$1,510	$119	$65	$27	$(1)
Prior service (credit) cost	(20)	(23)	4	5	(210)	(296)
Transition (asset) obligation	—	—	(1)	(1)	—	1
Amount recognized	$1,741	$1,487	$122	$69	$(183)	$(296)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Benefit obligation, beginning of year	$3,872	$3,605	$373	$389	$488	$671
Service cost	2	2	6	7	5	8
Interest cost	178	192	20	20	21	31
Plan participants’ contributions	—	—	1	2	9	10
Actuarial loss (gain)	425	318	65	—	25	(6)
Benefits paid, net of federal subsidy	(270)	(245)	(21)	(31)	(64)	(74)
Plan amendments	—	—	—	—	(2)	(148)
Acquisitions / divestitures	—	—	(2)	—	—	—
New plans	—	—	14	—	—	—
Settlements / curtailment (gain)	(11)	—	(17)	—	(2)	—
Foreign currency exchange rates	—	—	9	(14)	(3)	(4)
Benefit obligation, end of year	$4,196	$3,872	$448	$373	$477	$488
Accumulated benefit obligation, end of year	$4,181	$3,859	$428	$353	$—	$—

During 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $148 million with an offset to accumulated other comprehensive loss, net of tax. In response, a similar group of retirees has initiated legal proceedings against Whirlpool asserting the above benefits are vested. We believe the outcome of the legal proceedings against Whirlpool will not have a material adverse effect on our Consolidated Financial Statements.
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2012	2011	2012	2011	2012	2011
Fair value of plan assets, beginning of year	$2,573	$2,288	$170	$172	$—	$—
Actual return on plan assets	317	227	19	5	—	—
Employer contribution	181	303	27	25	55	64
Plan participants’ contributions	—	—	1	2	9	10
Gross benefits paid	(270)	(245)	(21)	(31)	(64)	(74)
New plans	—	—	14	—	—	—
Settlements	(11)	—	(17)	—	—	—
Foreign currency exchange rates	—	—	4	(3)	—	—
Fair value of plan assets, end of year	$2,790	$2,573	$197	$170	$—	$—
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$2	$2	$3	$6	$7	$6	$5	$8	$9
Interest cost	178	192	200	20	20	20	21	31	38
Expected return on plan assets	(194)	(194)	(190)	(11)	(10)	(11)	—	—	—
Amortization:
Actuarial loss	46	31	30	4	4	2	1	1	1
Prior service cost (credit)	(3)	(3)	(3)	1	1	1	(42)	(43)	(33)
Curtailment gain	—	—	—	—	—	—	(52)	(35)	(62)
Settlement loss	5	—	—	3	2	3	—	—	—
Net periodic benefit cost	$34	$28	$40	$23	$24	$21	$(67)	$(38)	$(47)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On October 27, 2011 we announced the closure of our manufacturing facilities in Fort Smith, Arkansas and on August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana. Both closures triggered a curtailment in our United States retiree health care plan, resulting in curtailment gains of $52 million, $35 million and $62 million in 2012, 2011 and 2010, respectively. The curtailment gains were recognized in our Consolidated Statement of Income as a component of cost of products sold with an offset to accumulated other comprehensive loss, net of tax.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Pre-Tax) in 2012

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial (gain) loss	$302	$60	$22
Actuarial (loss) gain recognized during the year	(51)	(7)	6
Current year prior service cost (credit)	—	—	(2)
Prior service credit (cost) recognized during the year	3	(1)	88
Total recognized in other comprehensive loss (pre-tax)	$254	$52	$114
Total recognized in net periodic benefit costs and other comprehensive loss (pre-tax)	$288	$75	$47

Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Loss into Net Periodic Pension Cost in 2013

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$63	$7	$1
Prior service (credit) cost	(3)	1	(39)
Total	$60	$8	$(38)
Assumptions
Weighted-average assumptions used to determine benefit obligation at end of year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.05%	4.80%	3.93%	5.00%	4.03%	4.80%
Rate of compensation increase	4.50%	4.50%	3.51%	3.50%	—%	—%
Weighted-average assumptions used to determine net periodic cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.80%	5.60%	5.75%	5.04%	5.20%	5.40%	5.03%	5.60%	5.40%
Expected long-term rate of return on plan assets	7.50%	7.75%	7.75%	5.44%	5.40%	5.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	3.48%	3.50%	3.50%	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	—	—	8.00%	8.00%	8.00%
Ultimate rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	—	—	—	—	—	—	2015	2015	2016
Discount rate
For our United States pension and postretirement benefit plans, the discount rate was selected using a hypothetical portfolio of high quality bonds outstanding at December 31 that would provide the necessary cash flows to match our projected benefit payments. For our foreign pension and postretirement benefit plans, the discount rate was selected using high quality bond yields for the respective country or region covered by the plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Expected return on plan assets
In the United States, the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked from 1927 through 2012 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. This adjustment was based on published academic research. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.
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

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	8	(8)
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
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits(1)	Foreign Pension Benefits
2013	$140	$15

[1]	Contributions include $116 million of minimum contributions required by law.

Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2013	$298	$33	$53
2014	266	23	45
2015	263	33	45
2016	267	22	43
2017	262	29	40
2018-2020	1,304	135	165
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for plan assets is generally 50% equity and 50% fixed income, with exceptions for certain foreign pension plans. For our U.S. plan, the 50% target allocation for equity securities is approximately 50% allocated to United States large-cap, 30% to international equity, 13% to United States mid and small-cap companies and 7% in venture capital. The 50% target allocation for fixed income is allocated evenly with 75% to corporate bonds and 25% to United States treasury and other government securities. The fixed income securities duration is intended to match that of our United States pension liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Plan assets are reported at fair value based on an exit price, representing the amount that would be received to sell an asset in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We manage the process and approve the results of a third party pricing service to value the majority of our securities and to determine the appropriate level in the fair value hierarchy.
The fair values of our pension plan assets at December 31, 2012 and 2011, by asset category were as follows:

	December 31,
Millions of dollars	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Cash and equivalents	$15	$1	$—	$—	$—	$—	$15	$1
Government and government agency securities(a)
U.S. securities	—	—	433	432	—	—	433	432
International securities	—	—	104	50	—	—	104	50
Corporate bonds and notes (a)
U.S. companies	—	—	751	692	—	—	751	692
International companies	—	—	176	212	—	—	176	212
Equity securities (b)
U.S. companies	217	181	—	—	—	—	217	181
International companies	233	57	—	—	—	—	233	57
Mutual funds (c)	100	90	—	—	—	—	100	90
Common and collective funds (d)
U.S. equity securities	—	—	589	517	—	—	589	517
International equity securities	—	—	106	245	—	—	106	245
Short-term investment fund	—	—	49	52	—	—	49	52
Limited partnerships (e)
U.S. private equity investments	—	—	—	—	143	137	143	137
Diversified fund of funds	—	—	—	—	38	42	38	42
Emerging growth	—	—	—	—	15	14	15	14
Real estate (f)	—	—	10	10	—	—	10	10
All other investments	—	—	8	11	—	—	8	11
	$565	$329	$2,226	$2,221	$196	$193	$2,987	$2,743

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

(d)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.

(e)	Valued at estimated fair value based on the proportionate share of the limited partnerships fair value, as determined by the general partner.

(f)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2011	$193
Realized gains	16
Unrealized gains	1
Purchases	17
Settlements	(31)
Balance, December 31, 2012	$196

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2012	2011	2012	2011
Projected benefit obligation	$4,196	$3,872	$374	$297
Fair value of plan assets	2,790	2,573	117	89
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2012	2011	2012	2011
Projected benefit obligation	$4,196	$3,872	$359	$253
Accumulated benefit obligation	4,181	3,859	346	241
Fair value of plan assets	2,790	2,573	105	48
(13)    OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests, intangible asset impairment and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and intangible asset impairments, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
We conduct business in two countries, the United States and Brazil, that individually comprised over 10% of consolidated net sales or long-lived assets within the last three years. The following table summarizes net sales and long-lived assets by geographic area:

Millions of dollars	United States	Brazil	All Other Countries	Total
2012:
Sales to external customers	$8,005	$3,337	$6,801	$18,143
Long-lived assets	4,412	377	1,694	6,483
2011:
Sales to external customers	$8,035	$3,343	$7,288	$18,666
Long-lived assets	4,464	405	1,717	6,586
2010:
Sales to external customers	$8,221	$3,066	$7,079	$18,366
Long-lived assets	4,431	459	1,764	6,654

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs and intangible asset impairment, if any. Intangible asset impairment and restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below.

	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2012	$9,631	$4,950	$2,874	$847	$(159)	$18,143
2011	9,582	5,062	3,305	881	(164)	18,666
2010	9,784	4,694	3,227	855	(194)	18,366
Intersegment sales
2012	$262	$171	$104	$226	$(763)	$—
2011	216	187	167	217	(787)	—
2010	201	233	257	197	(888)	—
Depreciation and amortization
2012	$260	$97	$93	$18	$83	$551
2011	280	101	107	21	49	558
2010	283	92	109	20	51	555
Operating profit (loss)
2012	$846	$476	$(51)	$37	$(439)	$869
2011	398	642	1	30	(279)	792
2010	461	668	102	34	(257)	1,008
Total assets
2012	$7,766	$3,845	$2,956	$802	$27	$15,396
2011	7,894	3,620	2,839	797	31	15,181
2010	8,163	3,618	3,144	775	(116)	15,584
Capital expenditures
2012	$219	$100	$88	$24	$45	$476
2011	316	112	103	27	50	608
2010	330	108	98	22	35	593

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
Millions of dollars, except per share data	Dec. 31		Sept. 30		Jun. 30		Mar. 31
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales (1)	$4,791	$4,910	$4,494	$4,625	$4,510	$4,730	$4,348	$4,401
Cost of products sold	3,979	4,198	3,791	4,052	3,782	4,061	3,698	3,778
Operating profit (1)	258	205	213	136	194	223	204	228
Interest and sundry income (expense) (1)	(35)	(22)	(38)	(27)	(22)	(538)	(17)	(20)
Net earnings (loss)	128	213	80	181	120	(164)	97	178
Net earnings (loss) available to Whirlpool	122	205	74	177	113	(161)	92	169

Per share of common stock: (2)
Basic net earnings (loss)	$1.55	$2.66	$0.95	$2.31	$1.45	$(2.10)	$1.19	$2.21
Diluted net earnings (loss)	1.52	2.62	0.94	2.27	1.43	(2.10)	1.17	2.17
Dividends	0.50	0.50	0.50	0.50	0.50	0.50	0.50	0.43

Market price range of common stock: (3)
High	$104.21	$62.00	$86.47	$82.99	$77.04	$92.00	$79.39	$92.28
Low	82.35	45.22	59.85	47.35	54.08	72.48	47.72	79.15
Close	101.75	47.45	82.91	49.91	61.16	81.32	76.86	85.36

[1]
Includes a reclassification adjustment between net sales and interest and sundry income / (expense) within EMEA of $1 million per quarter for the first, second and third quarters of 2012, with no impact to reported net earnings or diluted earnings per share.

[2]	The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.

[3]	Composite price as reported by the New York Stock Exchange.

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
February 19, 2013

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
The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2012.
Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page F-57.

/s/ JEFF M. FETTIG	/s/ LARRY M. VENTURELLI
Jeff M. Fettig	Larry M. Venturelli
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 19, 2013	February 19, 2013

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.
/s/      ERNST & YOUNG LLP
Chicago, Illinois
February 19, 2013

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion thereon.
/s/      ERNST & YOUNG LLP
Chicago, Illinois
February 19, 2013

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2012, 2011 and 2010
(millions of dollars)

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions —Describe (A)	Balance at End of Period
Year Ended December 31, 2012:
Allowance for doubtful accounts— accounts receivable	$61	$23	$—	$(24)	$60
Year Ended December 31, 2011:
Allowance for doubtful accounts— accounts receivable	66	17	—	(22)	61
Year Ended December 31, 2010:
Allowance for doubtful accounts— accounts receivable	76	17	—	(27)	66
Note A—The amounts represent accounts charged off, less translation adjustments and transfers. Recoveries were nominal for 2012, 2011 and 2010.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2012
The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a “(Z).”

Number and Description of Exhibit
3(i)
Restated Certificate of Incorporation of Whirlpool Corporation (amended and restated as of April 22, 2009). [Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on April 23, 2009]

3(ii)	By-Laws of Whirlpool Corporation (amended and restated as of April 17, 2012). [Incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed on April 20, 2012]

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
Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Exhibit 4(a) to the Company's Registration Statement on Form S-3 filed on March 21, 2000]

4(iv)
Indenture dated as of June 15, 1987 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Maytag Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987]

4(v)
First Supplemental Indenture dated as of September 1, 1989 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Exhibit 4.3 to Maytag Corporation's Form 8-K dated September 28, 1989]

4(vi)
Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference from Exhibit 4.1 to Maytag Corporation's Form 8-K filed on October 31, 2001]

4(vii)
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
Form of 4.850% Notes due 2021 issued under the Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Annex A to the Certificate of Designated Officers, Exhibit 4.1 to the Company's Form 8-K filed on June 7, 2011]

4(x)
Form of 4.700% Notes due 2022 issued under the Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Annex A to the Certificate of Designated Officers, Exhibit 4.1 to the Company's Form 8-K filed on June 1, 2012]

10(i)(a)
Amended and Restated Long-Term Five-Year Credit Agreement dated as of June 28, 2011 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., Certain Financial Institutions and JPMorgan Chase Bank, N.A., as Administrative Agent and Fronting Agent and The Royal Bank of Scotland PLC, as Syndication Agent, BNP Paribas and Citibank, N.A., as Documentation Agents, J.P. Morgan Securities LLC and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on July 1, 2011]

Number and Description of Exhibit
10(i)(b)
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
Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

10(iii)(c)
Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(d)
Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(e)	Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on April 21, 2005]

10(iii)(f)
Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2008). (Z) [Incorporated by reference to Exhibit 10(iii)(a) to the Company's Quarterly Report on Form 10-Q filed on April 24, 2008]

10(iii)(g)	Nonemployee Director Stock Option Form of Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's Quarterly Report on Form 10-Q filed on April 24, 2008]

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on April 26, 2010]

10(iii)(i)
Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(j)
Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999]

10(iii)(k)
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
Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007). (Z) [Incorporated by reference from Annex A to the Company's Proxy Statement for the 2007 annual meeting of stockholders]

10(iii)(n)
Omnibus Equity Plans 409A Amendment (effective December 19, 2008). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(o)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on April 26, 2010]

10(iii)(p)
Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995]

10(iii)(q)
Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

Number and Description of Exhibit
10(iii)(r)
Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(i) to the Company's Form 8-K filed on January 25, 2005]

10(iii)(s)
Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001]

10(iii)(t)
Addendum to Whirlpool Corporation Special Retention Program Features (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(u)
Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(ii) to the Company's Form 8-K filed on January 25, 2005]

10(iii)(v)
Form of Restricted Stock Unit Agreement (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on June 21, 2010]

10(iii)(w)
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
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's form 10-Q for the quarter ended March 31, 2012]

10(iii)(bb)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit / Performance Unit Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's form 10-Q for the quarter ended March 31, 2012]

10(iii)(cc)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on August 23, 2010]

10(iii)(dd)	Whirlpool Corporation Performance Excellence Plan. (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on April 23, 2009]

10(iii)(ee)
Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993]

10(iii)(ff)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(gg)
Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009]

10(iii)(hh)
Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 1994). (Z) [Incorporated by reference from Exhibit 10(iii)(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994]

Number and Description of Exhibit
10(iii)(ii)
Amendment to Whirlpool Corporation Executive Officer Bonus Plan (effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(jj)
Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(dd) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(kk)
Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008]

10(iii)(ll)	Whirlpool Corporation Form of Indemnity Agreement. (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on February 23, 2006]

10(iii)(mm)
Employment Agreement with Jose A. Drummond dated October 1, 2008. (Z) [Incorporated by reference from Exhibit 10(iii)(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010]

10(iii)(nn)	Amendment to Employment Agreement of Jose A. Drummond, dated May 1, 2012. [Incorporated by reference from Exhibit 10(iii) to the Company's Form 10-Q for the quarter ended June 30, 2012]

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-4