Form 10-K/A
period 2012-12-31
WHIRLPOOL CORP /DE/
filed 2013-02-21
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
Due to an administrative error, the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 19, 2013 included a reference to an incorrect fiscal year within Exhibit 32. We are therefore amending our Form 10-K for the sole purpose of filing an amended and restated Exhibit 32 to reflect the correct fiscal year.
Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as discussed above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/S/ Larry M. Venturelli	February 21, 2013
Larry M. Venturelli Executive Vice President and Chief Financial Officer

Exhibit Index

LIST OF EXHIBITS FILED WITH FORM 10-K/A (Amendment No. 1)

FOR THE YEAR ENDED DECEMBER 31, 2012

Exhibit 31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002