Form 10-Q
period 2013-03-31
WHIRLPOOL CORP /DE/
filed 2013-04-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 17, 2013
Common stock, par value $1 per share	79,166,263

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three Months Ended March 31, 2013

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2013	2012
Net sales	$4,248	$4,348
Expenses
Cost of products sold	3,522	3,698
Gross margin	726	650
Selling, general and administrative	421	405
Intangible amortization	9	7
Restructuring costs	42	34
Operating profit	254	204
Other income (expense)
Interest and sundry income (expense)	(18)	(17)
Interest expense	(46)	(54)
Earnings before income taxes	190	133
Income tax expense (benefit)	(67)	36
Net earnings	257	97
Less: Net earnings available to noncontrolling interests	5	5
Net earnings available to Whirlpool	$252	$92
Per share of common stock
Basic net earnings available to Whirlpool	$3.18	$1.19
Diluted net earnings available to Whirlpool	$3.12	$1.17
Dividends declared	$0.50	$0.50
Weighted-average shares outstanding (in millions)
Basic	79.3	77.3
Diluted	80.7	78.5
Comprehensive income
Comprehensive income	$226	$194

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and equivalents	$750	$1,168
Accounts receivable, net of allowance of $61 and $60, respectively	2,080	2,038
Inventories	2,569	2,354
Deferred income taxes	548	558
Prepaid and other current assets	768	709
Total current assets	6,715	6,827
Property, net of accumulated depreciation of $6,085 and $6,070, respectively	2,961	3,034
Goodwill	1,726	1,727
Other intangibles, net of accumulated amortization of $220 and $211, respectively	1,713	1,722
Deferred income taxes	1,937	1,832
Other noncurrent assets	279	254
Total assets	$15,331	$15,396
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,556	$3,698
Accrued expenses	694	692
Accrued advertising and promotions	310	419
Employee compensation	547	520
Notes payable	1	7
Current maturities of long-term debt	10	510
Other current liabilities	683	664
Total current liabilities	5,801	6,510
Noncurrent liabilities
Long-term debt	2,441	1,944
Pension benefits	1,599	1,636
Postretirement benefits	412	422
Other noncurrent liabilities	492	517
Total noncurrent liabilities	4,944	4,519
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 108 million shares issued and 79 million shares outstanding	108	108
Additional paid-in capital	2,346	2,313
Retained earnings	5,360	5,147
Accumulated other comprehensive loss	(1,563)	(1,531)
Treasury stock, 29 million shares	(1,776)	(1,777)
Total Whirlpool stockholders’ equity	4,475	4,260
Noncontrolling interests	111	107
Total stockholders’ equity	4,586	4,367
Total liabilities and stockholders’ equity	$15,331	$15,396

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2013	2012
Operating activities
Net earnings	$257	$97
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	129	151
Settlement of Brazilian collection dispute	—	(275)
Changes in assets and liabilities:
Accounts receivable	(58)	—
Inventories	(223)	(207)
Accounts payable	(141)	(2)
Accrued advertising and promotions	(105)	(112)
Taxes deferred and payable, net	(92)	(3)
Accrued pension and postretirement benefits	(45)	(72)
Employee compensation	29	57
Other	(56)	(57)
Cash used in operating activities	(305)	(423)
Investing activities
Capital expenditures	(74)	(92)
Proceeds from sale of assets	3	—
Other	(26)	—
Cash used in investing activities	(97)	(92)
Financing activities
Proceeds from borrowings of long-term debt	499	—
Repayments of long-term debt	(503)	(3)
Dividends paid	(39)	(39)
Net repayments of short-term borrowings	(3)	(1)
Common stock issued	37	11
Other	(5)	(2)
Cash used in financing activities	(14)	(34)
Effect of exchange rate changes on cash and equivalents	(2)	23
Decrease in cash and equivalents	(418)	(526)
Cash and equivalents at beginning of period	1,168	1,109
Cash and equivalents at end of period	$750	$583

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Financial Supplement of our Form 10-K for the year ended December 31, 2012.
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
New Accounting Pronouncements
In January 2013, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2013-01, issued by the Financial Accounting Standards Board (“FASB”), which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement. We do not have any repurchase agreements and do not participate in securities lending transactions. Our derivative instruments are not offset in the financial statements and are not subject to any right of offset provisions with our counterparties. Accordingly, this amendment did not have a material impact on our Consolidated Condensed Financial Statements. Additional information about derivative instruments can be found in Note 6 of the Notes to the Consolidated Condensed Financial Statements.
In February 2013, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards codification (“ASC 220”), “Comprehensive Income.” This amendment requires companies to report, in one place, information about reclassifications (by component) out of accumulated other comprehensive income (“AOCI”). In addition, this amendment requires companies to present the related line item effect of significant reclassifications on the statement where income is presented. We adopted the provisions of this amendment during the first quarter 2013, which affects only the display of information and does not change existing recognition and measurement requirements in our Consolidated Condensed Financial Statements.
Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Condensed Financial Statements.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at March 31, 2013 and December 31, 2012.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Money market funds (1)	$97	$563	$97	$563	$—	$—	$97	$563
Net derivative contracts	—	—	—	—	2	(14)	2	(14)
Available for sale investments	7	7	11	10	—	—	11	10
(1) Money market funds are primarily comprised of government obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2.7 billion and $2.6 billion at March 31, 2013 and December 31, 2012, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2013	December 31, 2012
Finished products	$2,144	$1,948
Raw materials and work in process	606	596
Gross inventories	2,750	2,544
Less: excess of FIFO cost over LIFO cost	(181)	(190)
Total inventories	$2,569	$2,354
LIFO inventories represented 38% and 40% of total inventories at March 31, 2013 and December 31, 2012, respectively.
(4)    FINANCING ARRANGEMENTS
In March 2013, $500 million of 5.500% notes matured and were repaid. On February 27, 2013, we completed a debt offering of $250 million principal amount of 3.70% notes due in 2023 and $250 million principal amount of 5.15% notes due in 2043 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.
(5)    COMMITMENTS AND CONTINGENCIES
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

On February 12, 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of direct purchasers of compressors in the Michigan Lawsuit. The settlement agreement, which is subject to court approval, provides for, among other things, the payment by Embraco of up to $30 million in exchange for a release by all settlement class members. The settlement agreement, which was accrued for as of December 31, 2012, does not cover any claims by direct purchasers which opt out of the proposed settlement class and the settlement amount will be reduced if there are opt-outs. The settlement agreement does not cover claims by “indirect purchaser” plaintiffs in the Michigan Lawsuit, which remain pending.
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $360 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At March 31, 2013, $111 million remains accrued, with installment payments of $74 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a special Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 187 million Brazilian reais (equivalent to $93 million) in 2013, reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on our analysis of the facts, including the opinion of our legal advisors, we have not recorded a reserve related to these matters.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We recognize export credits as they are monetized, based on a favorable court decision in 2005, which was upheld by a December 2011 appellate court decision, however, future actions by the Brazilian government could limit our ability to monetize these export credits.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2013. As of March 31, 2013, the total amount of outstanding tax assessments for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to $600 million).

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
Other Litigation

We are currently defending against numerous lawsuits pending in federal and state courts in the United States and various jurisdictions in Canada relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Condensed Financial Statements.
In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product defect, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our Consolidated Condensed Financial Statements.
Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2013	2012
Balance at January 1	$187	$191
Issuances/accruals during the period	86	97
Settlements made during the period	(89)	(104)
Other changes	(2)	—
Balance at March 31	$182	$184
Current portion	$143	$150
Non-current portion	39	34
Total	$182	$184
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2013 and December 31, 2012, the guaranteed amounts totaled $455 million and $449 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.4 billion at March 31, 2013 and December 31, 2012. Our total outstanding bank indebtedness under guarantees at March 31, 2013 and December 31, 2012 was nominal.

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
(6)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow or fair value hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the cash flow hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is limited to the unrealized gains, if any, on such derivative contracts. We do not require, nor do we post, collateral or other security on such contracts.
Hedging strategy
In the normal course of business, we manage risks relating to our ongoing business operations including those arising from changes in foreign exchange rates, interest rates and commodity prices. Fluctuations in these rates and prices can affect our operating results and financial condition. We use a variety of strategies to manage these risks, including the use of derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes.
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

Interest rate risk
We may enter into interest rate derivatives, including rate swaps and rate locks, to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances. At March 31, 2013 and December 31, 2012 there were no outstanding interest rate derivatives.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2013	2012	2013	2012	2013	2012		2013	2012
Derivatives accounted for as hedges:
Foreign exchange	$861	$1,101	$16	$8	$5	$12	(CF/FV)	15	18
Commodity	343	354	3	11	16	9	(CF)	33	24
Total derivatives accounted for as hedges			$19	$19	$21	$21
Derivatives not accounted for as hedges:
Foreign exchange	$1,671	$1,522	$23	$11	$19	$23		17	13
Commodity	9	6	—	—	—	—		9	12
Total derivatives not accounted for as hedges:			23	11	19	23
Total derivatives			$42	$30	$40	$44

Current			$40	$26	$37	$43
Noncurrent			2	4	3	1
Total derivatives			$42	$30	$40	$44

(1)
Foreign exchange derivatives accounted for as hedges are classified as cash flow (CF) hedges in 2013. During 2012, foreign exchanges derivatives accounted for as hedges were classified as either cash flow (CF) or fair value (FV) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31 as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2013	2012	2013	2012
Foreign exchange	$15	$(7)	$—	$(1)	(a)
Commodity	(18)	20	(2)	(2)	(a)
Interest rate derivatives	—	6	—	—	(b)
	$(3)	$19	$(2)	$(3)

Fair Value Hedges - Millions of dollars	Hedged Item	Gain (Loss) Recognized on Derivatives (2)		Gain (Loss) Recognized on Related Hedged Items (2)
		2013	2012	2013	2012
Foreign exchange	Non-functional currency assets and liabilities	$—	$(1)	$—	$1

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
	2013	2012
Foreign exchange	$3	$12
(1)    Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold; or (b) interest expense.
(2)    Gains and losses recognized in income are recorded in interest and sundry income (expense).
(3)    Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended March 31, 2013 and 2012. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months was nominal at March 31, 2013.
(7)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2013			2012
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(38)	$—	$(38)	$80	$—	$80
Cash flow hedges	—	—	—	21	(7)	14
Pension and other postretirement benefits plans	7	(1)	6	1	—	1
Available for sale securities	1	—	1	2	—	2
Other comprehensive income (loss)	(30)	(1)	(31)	104	(7)	97
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	2	—	2
Other comprehensive income (loss) available to Whirlpool	$(31)	$(1)	$(32)	$102	$(7)	$95
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that were included in net earnings for the period ended March 31, 2013.

Component - Accumulated other comprehensive loss	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$2	Cost of products sold
Pension and postretirement benefits, pre-tax	7	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2012	$4,367	$4,260	$107
Net earnings	257	252	5
Other comprehensive income (loss)	(31)	(32)	1
Comprehensive income	226	220	6
Common stock	—	—	—
Treasury stock	1	1	—
Additional paid-in capital	33	33	—
Dividends declared on common stock	(41)	(39)	(2)
Stockholders’ equity, March 31, 2013	$4,586	$4,475	$111
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2013	2012
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$252	$92
Denominator for basic earnings per share – weighted-average shares	79.3	77.3
Effect of dilutive securities – share-based compensation	1.4	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	80.7	78.5
Anti-dilutive stock options/awards excluded from earnings per share	0.3	2.9
Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. There have been no repurchases since 2008. At March 31, 2013, there was $350 million remaining authorized under this program.
(8)    RESTRUCTURING CHARGES
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

Combined within the 2011 Plan are previously announced restructuring initiatives and the financial restructuring of a long standing customer and affiliate in Europe. We expect to incur up to $500 million of total costs related to the combined plans with substantial completion expected by the end of 2013. The following table summarizes the change in our restructuring liability for the period ended March 31, 2013 and cumulative charges recognized and total expected charges for the combined plans as of March 31, 2013.

Millions of dollars	12/31/2012	Charge to Earnings	Cash Paid	Non-cash and Other	3/31/2013	Cumulative Charges	Expected Total Charges
Employee termination costs	$56	$20	$(21)	$—	$55	$172	$265
Asset impairment costs	—	7	—	(7)	—	99	100
Facility exit costs	3	13	(4)	—	12	54	85
Other exit costs	11	2	(2)	—	11	32	50
Total	$70	$42	$(27)	$(7)	$78	$357	$500
The following table summarizes restructuring charges for the combined plans, by operating segment, as of March 31, 2013.

Millions of dollars	2013 Charges	Cumulative Charges	Expected Total Charges
North America	$33	$225	$331
Latin America	—	2	6
EMEA	9	119	151
Asia	—	8	8
Corporate / Other	—	3	4
Total	$42	$357	$500
(9)    INCOME TAXES
The income tax benefit for the three months ended March 31, 2013 was $67 million compared to income tax expense of $36 million for the three months ended March 31, 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was signed into law, of which the most significant impact to Whirlpool was the reinstatement of the United States energy tax credit for 2012 and 2013. The income tax benefit for the three months ended March 31, 2013 was primarily driven by United States energy tax credits of $75 million related to 2012 production and $9 million related to estimated 2013 production.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax (benefit) expense at effective worldwide tax rates for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Earnings before income taxes	$190	$133
Income tax expense computed at United States statutory tax rate	$67	$47
U.S. government tax incentive - Energy Tax Credits	(84)	—
Foreign government tax incentive - BEFIEX	(6)	(4)
Other	(44)	(7)
Income tax (benefit) expense computed at effective worldwide tax rates	$(67)	$36
Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $88 million associated with certain tax examinations and other events.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(10)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$2	$2	$1	$1
Interest cost	41	45	4	4	5	6
Expected return on plan assets	(48)	(48)	(3)	(2)	—	—
Amortization:
Actuarial loss	16	11	2	1	—	—
Prior service credit	(1)	(1)	—	—	(10)	(12)
Settlement and curtailment loss	—	2	—	—	—	—
Net periodic benefit cost (credit)	$8	$9	$5	$5	$(4)	$(5)
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2013	$2,235	$1,197	$668	$187	$(39)	$4,248
2012	2,239	1,259	687	202	(39)	4,348
Intersegment sales
2013	72	41	18	53	(184)	—
2012	60	42	41	52	(195)	—
Depreciation and amortization
2013	58	25	25	4	17	129
2012	67	25	24	5	30	151
Operating profit (loss)
2013	218	130	(8)	3	(89)	254
2012	151	121	4	9	(81)	204
Total assets
March 31, 2013	7,845	3,899	2,777	825	(15)	15,331
December 31, 2012	7,766	3,845	2,956	802	27	15,396
Capital expenditures
2013	34	16	13	3	8	74
2012	48	18	11	7	8	92

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2013	2012	Change
Net sales	$4,248	$4,348	(2.3)%
Gross margin	726	650	11.6%
Selling, general and administrative	421	405	(3.9)%
Restructuring costs	42	34	(23.6)%
Interest and sundry income (expense)	(18)	(17)	(4.7)%
Interest expense	(46)	(54)	15.0%
Income tax expense (benefit)	(67)	36	nm
Net earnings available to Whirlpool	252	92	173.8%
Diluted net earnings available to Whirlpool per share	$3.12	$1.17	166.1%
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods presented:

	Three Months Ended March 31,
Region	2013	2012	Change
North America	5,534	5,716	(3.2)%
Latin America	2,885	2,969	(2.8)%
EMEA	2,566	2,605	(1.5)%
Asia	857	922	(7.1)%
Consolidated	11,842	12,212	(3.0)%

	Three Months Ended March 31,
Region	2013	2012	Change
North America	$2,235	$2,239	(0.2)%
Latin America	1,197	1,259	(4.9)%
EMEA	668	687	(2.8)%
Asia	187	202	(7.7)%
Other/eliminations	(39)	(39)	—
Consolidated	$4,248	$4,348	(2.3)%
Consolidated net sales for the three months ended March 31, 2013 decreased compared to the same period in 2012, primarily driven by lower units sold and the unfavorable impact of foreign currency, partially offset by favorable price/mix and higher BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three months ended March 31, 2013 were comparable to the same period in 2012. We provide net sales, excluding the impact of foreign currency and BEFIEX credits, as a supplement to the change in net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales excluding BEFIEX, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales excluding BEFIEX.

Significant regional trends were as follows:

•
North America net sales decreased 0.2% for the three months ended March 31, 2013 compared to the same period in 2012, reflecting improvements in product price/mix, which were offset by a decrease in units sold. Foreign currency did not have a significant impact on North America net sales compared to 2012.

•
Latin America net sales decreased 4.9% for the three months ended March 31, 2013 compared to the same period in 2012, reflecting an unfavorable impact of foreign currency and lower units sold, partially offset by the favorable impact of product price/mix and higher BEFIEX credits. Excluding the impact of foreign currency and BEFIEX, net sales increased 2.2% for the three months ended March 31, 2013, compared to 2012.

We monetized $16 million and $7 million of BEFIEX credits during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, approximately $177 million of future cash monetization remained, including $59 million of related court awarded fees, which will be receivable in subsequent years.

•
EMEA net sales decreased 2.8% for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a decrease in units sold and unfavorable product price/mix. Foreign currency did not have a significant impact on EMEA net sales compared to 2012.

•
Asia net sales decreased 7.7% for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a decrease in units sold and the unfavorable impact of foreign currency, partially offset by favorable price/mix. Excluding the impact of foreign currency, net sales decreased 4.3% for the three months ended March 31, 2013, compared to 2012.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended March 31,
Percentage of net sales	2013	2012	Change
North America	17.3%	14.1%	3.2%	pts
Latin America	19.1%	17.2%	1.9%	pts
EMEA	11.4%	11.8%	(0.4)%	pts
Asia	17.4%	18.0%	(0.6)%	pts
Consolidated	17.1%	15.0%	2.1%	pts
The consolidated gross margin percentage increased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the favorable impact from improved product price/mix, restructuring initiatives and productivity, partially offset by higher material costs.
Significant regional trends were as follows:

•
North America gross margin increased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to favorable product price/mix, increased productivity and restructuring initiatives, partially offset by higher material costs.

•
Latin America gross margin increased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to favorable product price/mix and higher BEFIEX credits, partially offset by higher material costs.

•
EMEA gross margin decreased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to unfavorable price/mix and higher material costs, partially offset by productivity improvements and restructuring benefits.

•
Asia gross margin decreased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the unfavorable impact of higher material costs, partially offset by favorable product price/mix and productivity improvements.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region.

	Three Months Ended March 31,
Millions of dollars	2013	As a % of Net Sales	2012	As a % of Net Sales
North America	$161	7.2%	$157	7.0%
Latin America	98	8.2%	96	7.6%
EMEA	83	12.5%	77	11.2%
Asia	29	15.7%	28	13.7%
Corporate/other	50	—	47	—
Consolidated	$421	9.9%	$405	9.3%
Consolidated selling, general and administrative expenses increased compared to 2012, primarily due to an increased investment in consumer advertising.

Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans that will result in substantial cost and capacity reductions. We expect to incur approximately $500 million of total costs which began in the fourth quarter 2011 with substantial completion expected by the end of 2013.
We incurred restructuring charges of $42 million for the three months ended March 31, 2013 compared to $34 million for the comparable period in 2012. We expect to incur approximately $225 million of future cash expenditures related to the combined plans. Additional information about restructuring activities can be found in Note 8 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three months ended March 31, 2013 was comparable to the same period in 2012.
Interest Expense
Interest expense for the three months ended March 31, 2013 decreased compared to the same periods in 2012, primarily due to lower average rates on long-term debt.
Income Taxes
The income tax benefit for the three months ended March 31, 2013 was $67 million, compared to income tax expense of $36 million in 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was signed into law, of which the most significant impact to Whirlpool was the reinstatement of the United States energy tax credit for 2012 and 2013. The income tax benefit for the three months ended March 31, 2013 was primarily driven by United States energy tax credits of $75 million related to 2012 production and $9 million related to estimated 2013 production.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax (benefit) expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Earnings before income taxes	$190	$133
Income tax expense computed at United States statutory tax rate	$67	$47
U.S. government tax incentive - Energy Tax Credits	(84)	—
Foreign government tax incentive - BEFIEX	(6)	(4)
Other	(44)	(7)
Income tax (benefit) expense computed at effective worldwide tax rates	$(67)	$36

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2013 to be within the following ranges:

	2013
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2013	$9.80	—	$10.30
Including:
BEFIEX credits	$0.81
Restructuring expense	$(1.75)
U.S. Energy Tax Credits[1]	$1.50

Industry demand
North America	2%	—	3%
Latin America	3%	—	5%
EMEA	0%	—	0%
Asia	3%	—	5%

[1]	2013 Outlook includes the expected impact of the U.S. Energy Tax Credits earned in 2012 and 2013. The benefit earned for both years will be recognized in 2013.
For the full-year 2013, we expect to generate free cash flow between $600 million and $650 million, including restructuring cash outlays of up to $245 million, capital spending of $600 million to $650 million and U.S. pension contributions of up to $140 million.
The table below reconciles projected 2013 cash provided by operations determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by (used in) continuing operations after capital expenditures and proceeds from the sale of assets and businesses.

	2013
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,200	—	$1,300
Capital expenditures and proceeds from sale of assets/businesses	(600)	—	(650)
Free cash flow	$600	—	$650
The projections above are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool, significant economic, competitive and other uncertainties and contingencies.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, return to shareholders and potential acquisitions in our core business and/or strategic adjacent business opportunities. In March 2013, S&P upgraded Whirlpool's credit rating to BBB, providing further evidence that our priorities are aligned with our goal to return our credit ratings to pre-recession levels with our rating agencies.
We continue to operate under uncertain and volatile global economic conditions, experiencing higher material costs, recessionary demand levels in developed markets and slowing growth in emerging markets. We believe that our recent cost and capacity reductions will allow us to generate operating cash flow, together with access to sufficient sources of liquidity, that will be adequate to meet our ongoing requirements to fund our operations.

For 2013, our short term potential uses of liquidity include funding $600 million to $650 million of capital spending, up to $245 million related to our restructuring activities and up to $140 million for our United States pension plans. At March 31, 2013, we had no borrowings outstanding under committed credit facilities and we were in compliance with financial covenants for all periods presented.
We monitor the credit ratings and market indicators of credit risk of our lending, depository and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At March 31, 2013, we had cash, cash equivalents and third-party receivables of approximately $260 million in Italy and $170 million in Germany, which were the only countries in Europe with exposures for cash, cash equivalents and third party receivables greater than 1% of our consolidated assets. At March 31, 2013, we had $116 million in outstanding trade and other receivables associated with Alno AG, a long-standing European customer and affiliate. As previously announced, Alno is taking steps to strengthen their financial position. In April 2013, we agreed to convert approximately $38 million of past due receivables into a note receivable, at a fair market interest rate, with $13 million due in 2014 and $25 million due in 2017. This action was taken to further strengthen Alno's financial position and Alno's next step is to secure additional long-term financing in 2013. This transaction is not expected to have a material impact on our results of operations based on our assessment of the fair value of the receivables.
Sources and Uses of Cash
The following table summarizes the net decrease in cash and equivalents for the periods presented.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Cash used in:
Operating activities	$(305)	$(423)
Investing activities	(97)	(92)
Financing activities	(14)	(34)
Effect of exchange rate changes on cash	(2)	23
Net decrease in cash and equivalents	$(418)	$(526)
Cash Flows from Operating Activities
The decrease in cash used by operations for the three months ended March 31, 2013 compared to the same period in 2012 primarily reflects a $275 million payment in January 2012 related to the settlement of the Brazilian collection dispute that did not recur in 2013 and lower contributions to our United States pension plans, partially offset by higher cash usage for working capital.
The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding may be used to support working capital requirements. Due to the variables discussed above, cash flow used in operations during the quarter may significantly exceed our quarter-end balances.
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2013 was comparable to the same period in 2012.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2013 decreased $20 million from the prior year to $14 million, primarily due to higher cash proceeds received from the exercise of employee stock options. In addition, we repaid $500 million of maturing debt during the first quarter 2013 through the issuance of a $250 million 10 year note and a $250 million 30 year note. At March 31, 2013, we had no commercial paper borrowings outstanding.
Dividends
In April 2013, we announced an increase in our quarterly dividend on our common stock to 62.5 cents per share from 50 cents per share.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with debt agreements, unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations. At March 31, 2013 we had approximately $470 million outstanding under these agreements.
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
On February 12, 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of direct purchasers of compressors in the Michigan Lawsuit. The settlement agreement, which is subject to court approval, provides for, among other things, the payment by Embraco of up to $30 million in exchange for a release by all settlement class members. The settlement agreement, which was accrued for as of December 31, 2012, does not cover any claims by direct purchasers which opt out of the proposed settlement class and the settlement amount will be reduced if there are opt-outs. The settlement agreement does not cover claims by “indirect purchaser” plaintiffs in the Michigan Lawsuit, which remain pending.
In connection with these agreements and other Embraco antitrust matters, we have incurred, in the aggregate, charges of approximately $360 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At March 31, 2013, $111 million remains accrued, with installment payments of $74 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a special Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 187 million Brazilian reais (equivalent to $93 million) in 2013, reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on our analysis of the facts, including the opinion of our legal advisors, we have not recorded a reserve related to these matters.

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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We recognize export credits as they are monetized, based on a favorable court decision in 2005, which was upheld by a December 2011 appellate court decision, however, future actions by the Brazilian government could limit our ability to monetize these export credits.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2013. As of March 31, 2013, the total amount of outstanding tax assessments for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to $600 million).
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
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States and various jurisdictions in Canada relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Condensed Financial Statements.

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
Antidumping Petitions
In March 2011, we filed antidumping and countervailing duty petitions against bottom-mount refrigerators from South Korea and an antidumping petition against the same product from Mexico. The Whirlpool products affected by this case are made in Amana, Iowa. In March 2012, the U.S. Department of Commerce ("DOC") issued favorable final determinations in which it found that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In April 2012, the U.S. International Trade Commission ("ITC") reached an unfavorable final determination that dumped and subsidized imports were not a cause of material injury to domestic producers, and therefore trade remedies were not imposed on the subject imports. We disagree with the ITC's decision and we have filed an appeal with the U.S. Court of International Trade. Timing of the ultimate resolution depends on many factors and is, therefore, uncertain.

In December 2011, we filed petitions requesting that the DOC and the ITC initiate antidumping and countervailing duty investigations against large residential washers from South Korea, and an antidumping investigation against the same products from Mexico. The Whirlpool products affected by this case are made in Clyde, Ohio. In December 2012, the DOC issued a final determination in which it found that several Korean and Mexican producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In January 2013, the ITC unanimously determined that dumped and subsidized imports caused material injury to domestic producers. Final orders were issued by the DOC in February 2013. As a result, certain Korean and Mexican producers are required to pay cash deposits on large residential washers imported into the United States based on the estimated dumping and countervailing duty margins determined by the DOC in the investigation. The ultimate amount of dumping and countervailing duties owed by importers will be determined by the DOC through administrative review procedures over the next several years.
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
There have been no material changes to our exposures to market risk since December 31, 2012.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

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
April 24, 2013