Form 10-Q
period 2013-06-30
WHIRLPOOL CORP /DE/
filed 2013-07-19
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 15, 2013
Common stock, par value $1 per share	79,269,458

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Six Months Ended June 30, 2013

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
Unless otherwise indicated, the terms “Whirlpool,” "the Company," “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Net sales	$4,748	$4,510	$8,996	$8,858
Expenses
Cost of products sold	3,931	3,782	7,453	7,480
Gross margin	817	728	1,543	1,378
Selling, general and administrative	453	447	874	852
Intangible amortization	5	8	14	15
Restructuring costs	31	79	73	113
Operating profit	328	194	582	398
Other income (expense)
Interest and sundry income (expense)	(39)	(22)	(57)	(39)
Interest expense	(44)	(48)	(90)	(102)
Earnings before income taxes	245	124	435	257
Income tax expense (benefit)	39	4	(28)	40
Net earnings	206	120	463	217
Less: Net earnings available to noncontrolling interests	8	7	13	12
Net earnings available to Whirlpool	$198	$113	$450	$205
Per share of common stock
Basic net earnings available to Whirlpool	$2.48	$1.45	$5.66	$2.64
Diluted net earnings available to Whirlpool	$2.44	$1.43	$5.56	$2.60
Dividends declared	$0.625	$0.50	$1.125	$1.00
Weighted-average shares outstanding (in millions)
Basic	79.8	78.0	79.5	77.7
Diluted	81.1	78.8	81.0	78.8
Comprehensive income (loss)
Comprehensive income (loss)	$115	$(127)	$341	$67

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and equivalents	$670	$1,168
Accounts receivable, net of allowance of $63 and $60, respectively	2,216	2,038
Inventories	2,505	2,354
Deferred income taxes	461	558
Prepaid and other current assets	756	709
Total current assets	6,608	6,827
Property, net of accumulated depreciation of $6,106 and $6,070, respectively	2,907	3,034
Goodwill	1,724	1,727
Other intangibles, net of accumulated amortization of $225 and $211, respectively	1,708	1,722
Deferred income taxes	2,007	1,832
Other noncurrent assets	320	254
Total assets	$15,274	$15,396
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,620	$3,698
Accrued expenses	667	692
Accrued advertising and promotions	356	419
Employee compensation	390	520
Notes payable	6	7
Current maturities of long-term debt	509	510
Other current liabilities	683	664
Total current liabilities	6,231	6,510
Noncurrent liabilities
Long-term debt	1,936	1,944
Pension benefits	1,561	1,636
Postretirement benefits	397	422
Other noncurrent liabilities	491	517
Total noncurrent liabilities	4,385	4,519
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 109 million and 108 million shares issued, respectively and 79 million shares outstanding	109	108
Additional paid-in capital	2,385	2,313
Retained earnings	5,507	5,147
Accumulated other comprehensive loss	(1,650)	(1,531)
Treasury stock, 30 million and 29 million shares, respectively	(1,805)	(1,777)
Total Whirlpool stockholders’ equity	4,546	4,260
Noncontrolling interests	112	107
Total stockholders’ equity	4,658	4,367
Total liabilities and stockholders’ equity	$15,274	$15,396

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2013	2012
Operating activities
Net earnings	$463	$217
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	255	297
Settlement of Brazilian collection dispute	—	(275)
Curtailment gain	—	(49)
Changes in assets and liabilities:
Accounts receivable	(274)	(67)
Inventories	(199)	(270)
Accounts payable	19	95
Accrued advertising and promotions	(55)	(97)
Taxes deferred and payable, net	(110)	(57)
Accrued pension and postretirement benefits	(89)	(131)
Employee compensation	(106)	94
Other	(100)	(112)
Cash used in operating activities	(196)	(355)
Investing activities
Capital expenditures	(180)	(187)
Proceeds from sale of assets	3	2
Other	(38)	—
Cash used in investing activities	(215)	(185)
Financing activities
Proceeds from borrowings of long-term debt	499	300
Repayments of long-term debt	(505)	(356)
Dividends paid	(89)	(77)
Net proceeds of short-term borrowings	1	2
Common stock issued	63	11
Purchase of treasury stock	(30)	—
Other	(8)	(17)
Cash used in financing activities	(69)	(137)
Effect of exchange rate changes on cash and equivalents	(18)	(6)
Decrease in cash and equivalents	(498)	(683)
Cash and equivalents at beginning of period	1,168	1,109
Cash and equivalents at end of period	$670	$426

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
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at June 30, 2013 and December 31, 2012.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Money market funds (1)	$60	$563	$60	$563	$—	$—	$60	$563
Net derivative contracts	—	—	—	—	(49)	(14)	(49)	(14)
Available for sale investments	7	7	11	10	—	—	11	10
(1) Money market funds are primarily comprised of government obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2.6 billion for both June 30, 2013 and December 31, 2012, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2013	December 31, 2012
Finished products	$2,082	$1,948
Raw materials and work in process	596	596
Gross inventories	2,678	2,544
Less: excess of FIFO cost over LIFO cost	(173)	(190)
Total inventories	$2,505	$2,354
LIFO inventories represented 39% and 40% of total inventories at June 30, 2013 and December 31, 2012, respectively.
(4)    FINANCING ARRANGEMENTS
In March 2013, $500 million of 5.50% notes matured and were repaid. On February 27, 2013, we completed a debt offering of $250 million principal amount of 3.70% notes due in 2023 and $250 million principal amount of 5.15% notes due in 2043 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.
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
Since the government investigations commenced in February 2009, Embraco has been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors during certain periods beginning in 1996 or later. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the antitrust lawsuits. United States federal lawsuits instituted on behalf of purported “direct” and “indirect” purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan (“Michigan Lawsuit”).

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
Other lawsuits are also pending and additional lawsuits may be filed by purported purchasers of compressors (including by any plaintiffs that may opt out of the proposed direct purchaser settlement of the Michigan Lawsuit to bring their own lawsuit) or other plaintiffs. Given the inherent uncertainties of litigation, it is not possible to predict the amount, if any, of damages Embraco could be required to pay, but any such damages could be significant. We will also incur fees and expenses in defending these claims.
In connection with these agreements and other Embraco antitrust matters, at June 30, 2013 we have already incurred, in the aggregate, charges of approximately $363 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At June 30, 2013, $103 million remains accrued, with installment payments of $68 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a special Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 187 million Brazilian reais (equivalent to $84 million) in 2013, reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on our analysis of the facts, including the opinion of our legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated. Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2013, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is 119 million reais (equivalent to $54 million). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the advice of legal and tax counsel, we have not accrued any amount related to these assessments as of June 30, 2013.
We are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, which are at various stages of review in numerous administrative and judicial proceedings. We routinely assess these matters and record our best estimate of loss in situations where we assess the likelihood of an ultimate loss to be probable. We believe these assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
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

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2013. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to approximately $550 million) as of June 30, 2013.
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
Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2013	2012
Balance at January 1	$187	$191
Issuances/accruals during the period	177	188
Settlements made during the period	(177)	(195)
Other changes	(2)	(3)
Balance at June 30	$185	$181
Current portion	$143	$148
Non-current portion	42	33
Total	$185	$181
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

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2013 and December 31, 2012, the guaranteed amounts totaled $388 million and $449 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.4 billion at June 30, 2013 and December 31, 2012. Our total outstanding bank indebtedness under guarantees at June 30, 2013 and December 31, 2012 was nominal.

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
(6)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives on which we elect hedge accounting are designated as either cash flow or fair value hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the cash flow hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings.
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
Interest rate risk
We may enter into interest rate derivatives, including rate swaps and rate locks, to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances. At June 30, 2013 and December 31, 2012 there were no outstanding interest rate derivatives.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012:

			Fair Value of				Type of Hedge
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2013	2012	2013	2012	2013	2012		2013	2012
Derivatives accounted for as hedges:
Foreign exchange(1)	$841	$1,101	$24	$8	$11	$12	(CF/FV)	18	18
Commodity	358	354	—	11	37	9	(CF)	30	24
Total derivatives accounted for as hedges			$24	$19	$48	$21
Derivatives not accounted for as hedges:
Foreign exchange	$1,558	$1,522	$18	$11	$43	$23		14	13
Commodity	5	6	—	—	—	—		6	12
Total derivatives not accounted for as hedges:			18	11	43	23
Total derivatives			$42	$30	$91	$44

Current			$41	$26	$82	$43
Noncurrent			1	4	9	1
Total derivatives			$42	$30	$91	$44

(1)
Foreign exchange derivatives accounted for as hedges are classified as cash flow (CF) hedges in 2013. During 2012, foreign exchanges derivatives accounted for as hedges were classified as either cash flow (CF) or fair value (FV) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended as follows:

	Three Months Ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2013	2012	2013	2012
Foreign exchange	$5	$(1)	$1	$(6)	(a)
Commodity	(30)	(30)	(6)	(2)	(a)
Interest rate derivatives	—	(13)	(1)	—	(b)
	$(25)	$(44)	$(6)	$(8)

	Three Months Ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2013	2012
Foreign exchange	$(35)	$(34)

	Six Months Ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2013	2012	2013	2012
Foreign exchange	$20	$(8)	$1	$(7)	(a)
Commodity	(48)	(10)	(8)	(4)	(a)
Interest rate derivatives	—	(7)	(1)	—	(b)
	$(28)	$(25)	$(8)	$(11)

	Six Months Ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2013	2012
Foreign exchange	$(32)	$(22)
(1)    Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold; or (b) interest expense.
(2)    Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended June 30, 2013 and 2012. For fair value hedges, the amount of gain or loss and offsetting gain or loss on the hedged item that were recognized in interest and sundry income (expense) was nominal for the periods ended June 30, 2013 and 2012. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $15 million at June 30, 2013.
(7)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2013			2012
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(82)	$—	$(82)	$(195)	$—	$(195)
Cash flow hedges	(19)	6	(13)	(36)	13	(23)
Pension and other postretirement benefits plans	8	(4)	4	(46)	17	(29)
Available for sale securities	—	—	—	—	—	—
Other comprehensive income (loss)	(93)	2	(91)	(277)	30	(247)
Less: Other comprehensive income (loss) available to noncontrolling interests	(4)	—	(4)	(2)	—	(2)
Other comprehensive income (loss) available to Whirlpool	$(89)	$2	$(87)	$(275)	$30	$(245)

	Six Months Ended June 30,
	2013			2012
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(120)	$—	$(120)	$(115)	$—	$(115)
Cash flow hedges	(20)	7	(13)	(14)	5	(9)
Pension and other postretirement benefits plans	15	(5)	10	(45)	17	(28)
Available for sale securities	1	—	1	2	—	2
Other comprehensive income (loss)	(124)	2	(122)	(172)	22	(150)
Less: Other comprehensive income (loss) available to noncontrolling interests	(3)	—	(3)	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(121)	$2	$(119)	$(172)	$22	$(150)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that were included in net earnings for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Component - Accumulated other comprehensive loss	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$6	$8	Cost of products sold
Pension and postretirement benefits, pre-tax	8	15	Cost of products sold / Selling, general and administrative
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2012	$4,367	$4,260	$107
Net earnings	463	450	13
Other comprehensive income (loss)	(122)	(119)	(3)
Comprehensive income	341	331	10
Common stock	1	1	—
Treasury stock	(28)	(28)	—
Additional paid-in capital	72	72	—
Dividends declared on common stock	(95)	(90)	(5)
Stockholders’ equity, June 30, 2013	$4,658	$4,546	$112
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2013	2012	2013	2012
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$198	$113	$450	$205
Denominator for basic earnings per share – weighted-average shares	79.8	78.0	79.5	77.7
Effect of dilutive securities – share-based compensation	1.3	0.8	1.5	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	81.1	78.8	81.0	78.8
Anti-dilutive stock options/awards excluded from earnings per share	0.3	2.9	—	2.9
Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during the second quarter and repurchased 241 thousand shares at an aggregate purchase price of $30 million. At June 30, 2013, there were $320 million in funds remaining authorized under this program.

(8)    RESTRUCTURING CHARGES
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. Included within this plan are previously announced restructuring initiatives and the financial restructuring of a long standing customer in Europe. During the second quarter 2013, the Company announced actions to cease refrigeration production in two European manufacturing facilities by 2014. We continue to expect to incur approximately $500 million of total costs related to the 2011 Plan, with substantial completion expected by the end of 2013.
The 2011 Plan includes the following announced actions:

•	Overall workforce reduction of more than 5,000 positions, including approximately 1,200 salaried positions.

•	Closure of a refrigeration manufacturing facility in the United States in 2012.

•	Ceased laundry production in a European manufacturing facility in 2012.

•	Ceased dishwasher production in a European manufacturing facility in January 2012.

•	Additional organizational efficiency actions in North America and EMEA.

•	Cease refrigeration production in two European manufacturing facilities by 2014.

The following table summarizes the change in our restructuring liability for the period ended June 30, 2013 and cumulative charges recognized and total expected charges for the 2011 Plan as of June 30, 2013.

Millions of dollars	12/31/2012	Charge to Earnings	Cash Paid	Non-cash and Other	6/30/2013	Cumulative Charges	Expected Total Charges
Employee termination costs	$56	$33	$(45)	$(1)	$43	$185	$225
Asset impairment costs	—	11	—	(11)	—	103	140
Facility exit costs	3	24	(10)	—	17	65	85
Other exit costs	11	5	(4)	—	12	35	50
Total	$70	$73	$(59)	$(12)	$72	$388	$500
The following table summarizes restructuring charges for the combined plans, by operating segment, as of June 30, 2013.

Millions of dollars	2013 Charges	Cumulative Charges	Expected Total Charges
North America	$45	$237	$265
Latin America	—	2	12
EMEA	24	134	205
Asia	3	11	14
Corporate / Other	1	4	4
Total	$73	$388	$500
(9)    INCOME TAXES
The income tax expense for the three months ended June 30, 2013 was $39 million and the income tax benefit for the six months ended June 30, 2013 was $28 million compared to income tax expense of $4 million and $40 million for the three and six months ended June 30, 2012, respectively. In January 2013, the “American Taxpayer Relief Act of 2012” was signed into law, of which the most significant impact to Whirlpool was the reinstatement of the United States energy tax credit for 2012 and 2013. The income tax benefit for the six months ended June 30, 2013 includes United States energy tax credits of $75 million related to 2012 production and $25 million related to estimated 2013 production.

The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax (benefit) expense at effective worldwide tax rates for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Earnings before income taxes	$245	$124	$435	$257
Income tax expense computed at United States statutory tax rate	$85	$43	$152	$90
U.S. government tax incentive - Energy Tax Credits	(16)	—	(100)	—
Valuation allowance release	—	(55)	—	(55)
Foreign government tax incentive - BEFIEX	(11)	(3)	(17)	(7)
Other	(19)	19	(63)	12
Income tax (benefit) expense computed at effective worldwide tax rates	$39	$4	$(28)	$40
Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $53 million associated with certain tax examinations and other events.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(10)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$1	$1	$1	$2
Interest cost	40	44	4	5	4	5
Expected return on plan assets	(48)	(49)	(2)	(3)	—	—
Amortization:
Actuarial loss	15	12	1	1	—	—
Prior service credit	—	(1)	—	—	(9)	(11)
Settlement and curtailment loss	—	2	1	—	—	(49)
Net periodic benefit cost (credit)	$8	$9	$5	$4	$(4)	$(53)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$3	$3	$2	$3
Interest cost	81	89	8	9	9	11
Expected return on plan assets	(96)	(97)	(5)	(5)	—	—
Amortization:
Actuarial loss	31	23	3	2	—	—
Prior service credit	(1)	(2)	—	—	(19)	(23)
Settlement and curtailment loss	—	4	1	—	—	(49)
Net periodic benefit cost (credit)	$16	$18	$10	$9	$(8)	$(58)

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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2013	$2,591	$1,222	$731	$246	$(42)	$4,748
2012	2,465	1,154	691	241	(41)	4,510
Intersegment sales
2013	60	44	19	64	(187)	—
2012	67	44	32	62	(205)	—
Depreciation and amortization
2013	64	23	22	5	12	126
2012	63	25	26	5	27	146
Operating profit (loss)
2013	262	135	(6)	14	(77)	328
2012	235	103	(27)	14	(131)	194
Total assets
June 30, 2013	7,913	3,874	2,756	853	(122)	15,274
December 31, 2012	7,766	3,845	2,956	802	27	15,396
Capital expenditures
2013	42	26	15	5	18	106
2012	49	17	17	6	6	95

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2013	$4,826	$2,419	$1,399	$433	$(81)	$8,996
2012	4,704	2,413	1,378	443	(80)	8,858
Intersegment sales
2013	132	85	37	117	(371)	—
2012	127	86	73	114	(400)	—
Depreciation and amortization
2013	122	48	47	9	29	255
2012	130	50	50	10	57	297
Operating profit (loss)
2013	480	265	(14)	17	(166)	582
2012	386	224	(23)	23	(212)	398
Total assets
June 30, 2013	7,913	3,874	2,756	853	(122)	15,274
December 31, 2012	7,766	3,845	2,956	802	27	15,396
Capital expenditures
2013	76	42	28	8	26	180
2012	97	35	28	13	14	187

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2013	2012	Change	2013	2012	Change
Net sales	$4,748	$4,510	5.3%	$8,996	$8,858	1.6%
Gross margin	817	728	12.3%	1,543	1,378	11.9%
Selling, general and administrative	453	447	1.4%	874	852	2.6%
Restructuring costs	31	79	(61.2)%	73	113	(35.3)%
Interest and sundry (income) expense	39	22	79.3%	57	39	46.9%
Interest expense	44	48	(8.0)%	90	102	(11.7)%
Income tax expense (benefit)	39	4	nm	(28)	40	nm
Net earnings available to Whirlpool	198	113	75.4%	450	205	119.6%
Diluted net earnings available to Whirlpool per share	$2.44	$1.43	70.5%	$5.56	$2.60	113.7%
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended June 30:

	Units Sold (in thousands)
	Three Months Ended			Six Months Ended
Region	2013	2012	Change	2013	2012	Change
North America	6,397	5,911	8.2%	11,931	11,627	2.6%
Latin America	3,088	2,781	11.0%	5,973	5,750	3.9%
EMEA	2,919	2,778	5.1%	5,485	5,383	1.9%
Asia	1,174	1,154	1.8%	2,031	2,076	(2.2)%
Consolidated	13,578	12,624	7.6%	25,420	24,836	2.4%

	Net Sales (in millions)
	Three Months Ended			Six Months Ended
Region	2013	2012	Change	2013	2012	Change
North America	$2,591	$2,465	5.1%	$4,826	$4,704	2.6%
Latin America	1,222	1,154	5.9%	2,419	2,413	0.2%
EMEA	731	691	5.9%	1,399	1,378	1.6%
Asia	246	241	2.2%	433	443	(2.3)%
Other/eliminations	(42)	(41)	—	(81)	(80)	—
Consolidated	$4,748	$4,510	5.3%	$8,996	$8,858	1.6%
Consolidated net sales for the three months ended June 30, 2013 increased compared to the same period in 2012, primarily driven by higher units sold and higher BEFIEX credits, partially offset by product price/mix and foreign currency. The increase for the six months ended June 30, 2013 was driven primarily by higher units sold, favorable product price/mix and higher BEFIEX credits, partially offset by foreign currency. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three and six months ended June 30, 2013 increased 5.9% and 3.0% compared to the same periods in 2012, respectively. We provide net sales, excluding the impact of foreign currency and BEFIEX credits, as a supplement to the change in net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales excluding BEFIEX, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales excluding BEFIEX.

Significant regional trends were as follows:

•
North America net sales primarily reflect improving demand trends with increases of 5.1% and 2.6% for the three and six months ended June 30, 2013 compared to the same periods in 2012. Foreign currency did not have a significant impact on North America net sales compared to 2012.

•
Latin America net sales increased 5.9% for the three months ended June 30, 2013 and were flat for the six months ended June 30, 2013 compared to the same period in 2012. The increase for the three months ended was primarily due to an improvement in units sold and higher BEFIEX credits, partially offset by an unfavorable impact of foreign currency. For the six months ended, net sales reflected improvements in units sold, product price/mix and higher BEFIEX credits, partially offset by an unfavorable impact of foreign currency. Excluding the impact of foreign currency and BEFIEX, net sales increased 7.7% and 4.8% for the three and six months ended June 30, 2013, compared to 2012.

We monetized $24 million and $40 million of BEFIEX credits during the three and six months ended June 30, 2013, compared to $2 million and $9 for the same periods in 2012, respectively. At June 30, 2013, approximately $141 million of future cash monetization remained, including $53 million of court awarded fees related to a separate agreement which will be receivable in subsequent years.

•
EMEA net sales increased 5.9% and 1.6% for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase for the three and six months ended was primarily due to an increase in units sold. Excluding the impact of foreign currency, net sales increased 5.5% and 1.4% for the three and six months ended June 30, 2013, compared to the same periods in 2012.

•
Asia net sales increased 2.2% for the three months ended June 30, 2013, compared to the same period in 2012 reflecting favorable product price/mix and an increase in units sold, partially offset by an unfavorable impact of foreign currency. Asia net sales decreased 2.3% for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to the unfavorable impact of foreign currency and a decrease in units sold, partly offset by product price/mix. Excluding the impact of foreign currency, net sales increased 3.8% and 0.1% for the three and six months ended June 30, 2013, compared to the same periods in 2012.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Percentage of net sales	2013	2012	Change		2013	2012	Change
North America	17.4%	17.4%	—	pts	17.4%	15.8%	1.6	pts
Latin America	19.3%	17.2%	2.1	pts	19.2%	17.2%	2.0	pts
EMEA	11.3%	8.2%	3.1	pts	11.3%	10.0%	1.3	pts
Asia	18.8%	18.2%	0.6	pts	18.2%	18.1%	0.1	pts
Consolidated	17.2%	16.1%	1.1	pts	17.1%	15.6%	1.5	pts
The consolidated gross margin percentage increased for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase for the three months ended was primarily due to the favorable impact from productivity and restructuring initiatives. The increase for the six months ended was primarily due to improved productivity and restructuring initiatives and favorable product price/mix, partially offset by higher material costs. In addition, the three and six months ended June 30, 2012 include the favorable impact from curtailment gains in a postretirement benefit plan.
Significant regional trends were as follows:

•
North America gross margin for the three months ended June 30, 2013 was comparable to the same period in 2012, reflecting favorable impacts from productivity and restructuring initiatives, offset by lower product price/mix. For the six months ended June 30, 2013, gross margin increased compared to the same period in 2012, primarily due to favorable impacts from productivity and restructuring initiatives, partially offset by higher material costs. In addition, $49 million of favorable impact from curtailment gains in a postretirement benefit plan was recognized during the second quarter of 2012.

•
Latin America gross margin increased for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to higher BEFIEX credits and favorable product price/mix, partially offset by higher material costs. Latin America gross margin increased for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to favorable impacts from product price/mix, higher BEFIEX credits and productivity, partially offset by higher material costs.

•
EMEA gross margin increased for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to increased productivity, product price/mix and restructuring initiatives, partially offset by higher material costs and unfavorable impacts from foreign currency. The increase for the six months ended was primarily due to increased productivity and restructuring initiatives, partially offset by higher material costs.

•
Asia gross margin for the three months ended June 30, 2013 was comparable to the same period in 2012, primarily due to favorable product price/mix and increased productivity, offset by the unfavorable impacts from higher material costs and foreign currency. For the six months ended June 30, 2013, gross margin increased compared to the same period in 2012, primarily due to favorable product price/mix and productivity, partially offset by higher material costs.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region.

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2013	As a % of Net Sales	2012	As a % of Net Sales	2013	As a % of Net Sales	2012	As a % of Net Sales
North America	$186	7.2%	$186	7.5%	$347	7.2%	$342	7.3%
Latin America	101	8.2%	94	8.1%	199	8.2%	190	7.9%
EMEA	88	12.0%	84	12.2%	171	12.2%	161	11.7%
Asia	33	13.2%	30	12.5%	62	14.3%	58	13.0%
Corporate/other	45	—	53	—	95	—	101	—
Consolidated	$453	9.5%	$447	9.9%	$874	9.7%	$852	9.6%
Consolidated selling, general and administrative expenses increased compared to 2012, primarily due to an increased investment in consumer advertising.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. Included within this plan are previously announced restructuring initiatives and the financial restructuring of a long standing customer in Europe. During the second quarter 2013, the Company announced actions to cease refrigeration production in two European manufacturing facilities by 2014. We continue to expect to incur approximately $500 million of total costs related to the 2011 Plan, with substantial completion expected by the end of 2013. We continue to evaluate the performance of our EMEA operations and additional actions may be necessary given the continued economic uncertainty throughout the Eurozone.
We incurred restructuring charges of $31 million and $73 million for the three and six months ended June 30, 2013 compared to $79 million and $113 million for the comparable period in 2012. We expect to incur total costs of approximately $185 million during 2013 related to this plan, in alignment with previous guidance, and remain committed to delivering benefits of approximately $175 million during 2013. We expect to incur approximately $155 million of future cash expenditures related to the plan. Additional information about restructuring activities can be found in Note 8 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and six months ended June 30, 2013 has increased compared to the same period in 2012, primarily due to the negative impacts from foreign currency and expenses related to long-standing contract resolutions and investment expenses, partially offset by lower accruals related to Embraco antitrust matters.
Interest Expense
Interest expense for the three and six months ended June 30, 2013 decreased compared to the same periods in 2012, primarily due to lower average rates on long-term debt.
Income Taxes
The income tax expense for the three months ended June 30, 2013 was $39 million and the income tax benefit for the six months ended June 30, 2013 was $28 million, compared to income tax expense of $4 million and $40 million in the same periods of 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was signed into law, of which the most significant impact to Whirlpool was the reinstatement of the United States energy tax credit for 2012 and 2013. The income tax benefit for the six months ended June 30, 2013 includes United States energy tax credits of $75 million related to 2012 production and $25 million related to estimated 2013 production. Income tax expense in 2012 includes the release of a valuation allowance related to foreign tax planning with respect to the utilization of certain net operating losses.

The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax (benefit) expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Earnings before income taxes	$245	$124	$435	$257
Income tax expense computed at United States statutory tax rate	85	43	152	90
Valuation allowance release	—	(55)	—	(55)
U.S. government tax incentive - Energy Tax Credits	(16)	—	(100)	—
Foreign government tax incentive - BEFIEX	(11)	(3)	(17)	(7)
Other	(19)	19	(63)	12
Income tax (benefit) expense computed at effective worldwide tax rates	$39	$4	$(28)	$40
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2013 to be within the following ranges:

	2013
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2013	$10.05	—	$10.55
Including:
Restructuring expense	(1.75)
BEFIEX credits	0.91
U.S. Energy Tax Credits	1.50
Antitrust, contract and investment expenses	(0.11)

Industry demand
North America	6%	—	8%
Latin America	1%	—	3%
EMEA	0%	—	(2%)
Asia	Flat
For the full-year 2013, we expect to generate free cash flow between $650 million and $700 million.
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

	2013
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,250	—	$1,350
Capital expenditures and proceeds from sale of assets/businesses	(600)	—	(650)
Free cash flow	$650	—	$700
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
Recent improvements in consumer confidence and housing within the United States have begun a trend away from the recessionary demand environment experienced in recent years. These improvements combined with continued strength in the Brazilian economy have offset the financial impact from higher material costs and continued economic weakness throughout the Eurozone. While we continue to expect that we will operate under uncertain and volatile global economic conditions, we believe that the improving trends in the United States and our recently executed and announced cost and capacity reductions will allow us to generate operating cash flow, together with access to sufficient sources of liquidity, that will be adequate to meet our ongoing requirements to fund our operations.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities and our United States pension plans. In addition to funding return to shareholders through our quarterly dividend and share repurchase programs, we also have $500 million of term debt maturing in the second quarter of 2014. At June 30, 2013, we had no borrowings outstanding under committed credit facilities and we were in compliance with financial covenants for all periods presented.
We monitor the credit ratings and market indicators of credit risk of our lending, depository and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At June 30, 2013, we had cash, cash equivalents and third-party receivables of approximately $245 million in Italy, which was the only country in Europe with exposures for cash, cash equivalents and third party receivables greater than 1% of our consolidated assets. At June 30, 2013, we had $81 million in outstanding trade and other receivables associated with Alno AG, a long-standing European customer. Alno has taken steps to strengthen its financial position during 2013, including the successful issuance of €45 million through a public bond issuance during the second quarter. Additionally, in April 2013, we agreed to convert €30 million (equivalent to $39 million) of past due receivables into a note receivable, at a fair market interest rate, with €10 million due in 2014 and €20 million due in 2017. This transaction did not have a material impact on our results of operations based on our assessment of the fair value of the receivables.
Sources and Uses of Cash
The following table summarizes the net decrease in cash and equivalents for the periods presented.

	Six Months Ended June 30,
Millions of dollars	2013	2012
Cash used in:
Operating activities	$(196)	$(355)
Investing activities	(215)	(185)
Financing activities	(69)	(137)
Effect of exchange rate changes on cash	(18)	(6)
Net decrease in cash and equivalents	$(498)	$(683)
Cash Flows from Operating Activities
The decrease in cash used by operations for the six months ended June 30, 2013 compared to the same period in 2012 primarily reflects a $275 million payment in January 2012 related to the settlement of the Brazilian collection dispute that did not recur in 2013, higher cash earnings and lower contributions to our United States pension plans, partially offset by higher working capital requirements to support a normal seasonal inventory build and higher employee compensation payments related to prior year performance.

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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2013 primarily reflects continued capital investments to support new product innovation and increased operational efficiency.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2013 decreased $68 million from the prior year to $69 million, primarily due to higher cash proceeds received from the exercise of employee stock options, partially offset by share repurchases and an increase in dividends paid. In addition, we repaid $500 million of maturing debt during the first quarter 2013 through the issuance of a $250 million 10 year note and a $250 million 30 year note. At June 30, 2013, we had no commercial paper borrowings outstanding.
Dividends
In April 2013, we announced a 25% increase in our quarterly dividend on our common stock to 62.5 cents per share from 50 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with debt agreements, unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations. At June 30, 2013 we had approximately $415 million outstanding under these agreements.
Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during the second quarter and repurchased 241 thousand shares at an aggregate purchase price of $30 million. At June 30, 2013, there were $320 million in funds remaining authorized under this program.

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
Since the government investigations commenced in February 2009, Embraco has been named as a defendant in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors during certain periods beginning in 1996 or later. Several other compressor manufacturers who are the subject of the government investigations have also been named as defendants in the antitrust lawsuits. United States federal lawsuits instituted on behalf of purported “direct” and “indirect” purchasers and containing class action allegations have been combined in one proceeding in the United States District Court for the Eastern District of Michigan (“Michigan Lawsuit”).

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
Other lawsuits are also pending and additional lawsuits may be filed by purported purchasers of compressors (including by any plaintiffs that may opt out of the proposed direct purchaser settlement of the Michigan Lawsuit to bring their own lawsuit) or other plaintiffs. Given the inherent uncertainties of litigation, it is not possible to predict the amount, if any, of damages Embraco could be required to pay, but any such damages could be significant. We will also incur fees and expenses in defending these claims.
In connection with these agreements and other Embraco antitrust matters, at June 30, 2013 we have already incurred, in the aggregate, charges of approximately $363 million, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At June 30, 2013, $103 million remains accrued, with installment payments of $68 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a special Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 187 million Brazilian reais (equivalent to $84 million) in 2013, reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on our analysis of the facts, including the opinion of our legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated. Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2013, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is 119 million reais (equivalent to $54 million). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the advice of legal and tax counsel, we have not accrued any amount related to these assessments as of June 30, 2013
We are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, which are at various stages of review in numerous administrative and judicial proceedings. We routinely assess these matters and record our best estimate of loss in situations where we assess the likelihood of an ultimate loss to be probable. We believe these assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
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

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2013. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to approximately $550 million) as of June 30, 2013.
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during the second quarter and repurchased 241 thousand shares at an aggregate purchase price of $30 million. At June 30, 2013, there was $320 million remaining authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the quarter ended June 30, 2013:

Fiscal period (Millions of dollars, except number and price per share	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2013 through April 30, 2013	—	$—	—	$350
May 1, 2013 through May 31, 2013	241,000	123.28	241,000	320
June 1, 2013 through June 30, 2013	—	—	—	320
Total	241,000		241,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
	By	/s/ LARRY M. VENTURELLI
	Name:	Larry M. Venturelli
	Title:	Executive Vice President and Chief Financial Officer
July 19, 2013