Form 10-Q
period 2013-09-30
WHIRLPOOL CORP /DE/
filed 2013-10-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 15, 2013
Common stock, par value $1 per share	78,494,914

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Nine Months Ended September 30, 2013

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Net sales	$4,683	$4,494	$13,679	$13,352
Expenses
Cost of products sold	3,837	3,791	11,290	11,271
Gross margin	846	703	2,389	2,081
Selling, general and administrative	460	420	1,334	1,272
Intangible amortization	5	8	19	23
Restructuring costs	68	62	141	175
Operating profit	313	213	895	611
Other income (expense)
Interest and sundry income (expense)	(16)	(38)	(73)	(77)
Interest expense	(43)	(48)	(133)	(150)
Earnings before income taxes	254	127	689	384
Income tax expense	55	47	27	87
Net earnings	199	80	662	297
Less: Net earnings available to noncontrolling interests	3	6	16	18
Net earnings available to Whirlpool	$196	$74	$646	$279
Per share of common stock
Basic net earnings available to Whirlpool	$2.46	$0.95	$8.11	$3.58
Diluted net earnings available to Whirlpool	$2.42	$0.94	$7.97	$3.53
Dividends declared	$0.625	$0.50	$1.75	$1.50
Weighted-average shares outstanding (in millions)
Basic	79.7	78.3	79.6	77.9
Diluted	81.0	79.3	81.0	79.0
Comprehensive income
Comprehensive income	$271	$135	$612	$202

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and equivalents	$826	$1,168
Accounts receivable, net of allowance of $68 and $60, respectively	2,226	2,038
Inventories	2,667	2,354
Deferred income taxes	497	558
Prepaid and other current assets	787	709
Total current assets	7,003	6,827
Property, net of accumulated depreciation of $6,262 and $6,070, respectively	2,936	3,034
Goodwill	1,725	1,727
Other intangibles, net of accumulated amortization of $231 and $211, respectively	1,706	1,722
Deferred income taxes	1,974	1,832
Other noncurrent assets	316	254
Total assets	$15,660	$15,396
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,782	$3,698
Accrued expenses	706	692
Accrued advertising and promotions	414	419
Employee compensation	422	520
Notes payable	2	7
Current maturities of long-term debt	609	510
Other current liabilities	744	664
Total current liabilities	6,679	6,510
Noncurrent liabilities
Long-term debt	1,834	1,944
Pension benefits	1,500	1,636
Postretirement benefits	389	422
Other noncurrent liabilities	472	517
Total noncurrent liabilities	4,195	4,519
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 109 million and 108 million shares issued, respectively, and 79 million shares outstanding	109	108
Additional paid-in capital	2,409	2,313
Retained earnings	5,653	5,147
Accumulated other comprehensive loss	(1,580)	(1,531)
Treasury stock, 30 million and 29 million shares, respectively	(1,922)	(1,777)
Total Whirlpool stockholders’ equity	4,669	4,260
Noncontrolling interests	117	107
Total stockholders’ equity	4,786	4,367
Total liabilities and stockholders’ equity	$15,660	$15,396

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2013	2012
Operating activities
Net earnings	$662	$297
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	397	425
Settlement of Brazilian collection dispute	—	(275)
Curtailment gain	—	(52)
Changes in assets and liabilities:
Accounts receivable	(268)	(188)
Inventories	(335)	(260)
Accounts payable	160	134
Accrued advertising and promotions	(1)	(15)
Taxes deferred and payable, net	(101)	(63)
Accrued pension and postretirement benefits	(147)	(213)
Employee compensation	(73)	160
Other	(52)	(111)
Cash provided by (used in) operating activities	242	(161)
Investing activities
Capital expenditures	(317)	(276)
Proceeds from sale of assets	3	2
Other	(39)	—
Cash used in investing activities	(353)	(274)
Financing activities
Proceeds from borrowings of long-term debt	499	300
Repayments of long-term debt	(507)	(359)
Dividends paid	(139)	(116)
Net (repayments) proceeds of short-term borrowings	(3)	19
Common stock issued	80	14
Purchase of treasury stock	(140)	—
Other	(9)	(19)
Cash used in financing activities	(219)	(161)
Effect of exchange rate changes on cash and equivalents	(12)	5
Decrease in cash and equivalents	(342)	(591)
Cash and equivalents at beginning of period	1,168	1,109
Cash and equivalents at end of period	$826	$518

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
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at September 30, 2013 and December 31, 2012.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Money market funds (1)	$93	$563	$93	$563	$—	$—	$93	$563
Net derivative contracts	—	—	—	—	(26)	(14)	(26)	(14)
Available for sale investments	8	7	16	10	—	—	16	10
(1) Money market funds are primarily comprised of government obligations.
Other Fair Value Measurements
The fair value of long-term debt, including current maturities, was $2.6 billion for both September 30, 2013 and December 31, 2012, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2013	December 31, 2012
Finished products	$2,197	$1,948
Raw materials and work in process	639	596
Gross inventories	2,836	2,544
Less: excess of FIFO cost over LIFO cost	(169)	(190)
Total inventories	$2,667	$2,354
LIFO inventories represented 39% and 40% of total inventories at September 30, 2013 and December 31, 2012, respectively.
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
In connection with these agreements and other Embraco antitrust matters, we have incurred cumulative charges of approximately $364 million since 2009, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At September 30, 2013, $101 million remains accrued, with installment payments of $74 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2013, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 121 million reais (equivalent to $54 million). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the advice of legal and tax counsel, we have not accrued any amount related to these assessments as of September 30, 2013.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, which are at various stages of review in numerous administrative and judicial proceedings. We routinely assess these matters and record our best estimate of loss in situations where we assess the likelihood of an ultimate loss to be probable. We believe these tax assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.

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
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2013. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to approximately $550 million) as of September 30, 2013.
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
Product Warranty and Recall Reserves
Product warranty and recall reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2013	2012
Balance at January 1	$187	$191
Issuances/accruals during the period	241	233
Settlements made during the period	(236)	(241)
Other changes	—	—
Balance at September 30	$192	$183
Current portion	$147	$150
Non-current portion	45	33
Total	$192	$183

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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2013 and December 31, 2012, the guaranteed amounts totaled $441 million and $449 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. Our total outstanding bank indebtedness under guarantees at September 30, 2013 and December 31, 2012 was nominal.

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
Interest rate risk
We may enter into interest rate derivatives, including rate swaps and rate locks, to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances. At September 30, 2013 and December 31, 2012 there were no outstanding interest rate derivatives.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012:

			Fair Value of				Type of Hedge
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2013	2012	2013	2012	2013	2012		2013	2012
Derivatives accounted for as hedges:
Foreign exchange(1)	$849	$1,101	$12	$8	$11	$12	(CF/FV)	15	18
Commodity	339	354	4	11	17	9	(CF)	27	24
Total derivatives accounted for as hedges			$16	$19	$28	$21
Derivatives not accounted for as hedges:
Foreign exchange	$1,578	$1,522	$14	$11	$28	$23		11	13
Commodity	4	6	—	—	—	—		7	12
Total derivatives not accounted for as hedges:			14	11	28	23
Total derivatives			$30	$30	$56	$44

Current			$27	$26	$54	$43
Noncurrent			3	4	2	1
Total derivatives			$30	$30	$56	$44

(1)
Foreign exchange derivatives accounted for as hedges are classified as cash flow (CF) hedges in 2013. During 2012, foreign exchanges derivatives accounted for as hedges were classified as either cash flow (CF) or fair value (FV) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2013	2012	2013	2012
Foreign exchange	$(8)	$(22)	$4	$(4)	(a)
Commodity	17	35	(6)	(4)	(a)
Interest rate derivatives	—	—	—	—	(b)
	$9	$13	$(2)	$(8)

	Three Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2013	2012
Foreign exchange	$3	$(2)

	Nine Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2013	2012	2013	2012
Foreign exchange	$12	$(30)	$5	$(11)	(a)
Commodity	(31)	25	(14)	(8)	(a)
Interest rate derivatives	—	(7)	(1)	—	(b)
	$(19)	$(12)	$(10)	$(19)

	Nine Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2013	2012
Foreign exchange	$(29)	$(24)
(1)    Gains and losses reclassified from accumulated OCI and recognized in earnings are recorded in (a) cost of products sold; or (b) interest expense.
(2)    Mark to market gains and losses recognized in earnings are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended September 30, 2013 and 2012. For fair value hedges, the amount of gain or loss and offsetting gain or loss on the hedged item that were recognized in interest and sundry income (expense) was nominal for the periods ended September 30, 2013 and 2012. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $11 million at September 30, 2013.
(7)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2013			2012
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$50	$—	$50	$42	$—	$42
Cash flow hedges	11	(5)	6	21	(7)	14
Pension and other postretirement benefits plans	17	(5)	12	(8)	4	(4)
Available for sale securities	4	—	4	3	—	3
Other comprehensive income (loss)	82	(10)	72	58	(3)	55
Less: Other comprehensive income (loss) available to noncontrolling interests	2	—	2	(3)	—	(3)
Other comprehensive income (loss) available to Whirlpool	$80	$(10)	$70	$61	$(3)	$58

	Nine Months Ended September 30,
	2013			2012
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(70)	$—	$(70)	$(73)	$—	$(73)
Cash flow hedges	(9)	2	(7)	7	(2)	5
Pension and other postretirement benefits plans	32	(10)	22	(53)	21	(32)
Available for sale securities	5	—	5	5	—	5
Other comprehensive income (loss)	(42)	(8)	(50)	(114)	19	(95)
Less: Other comprehensive income (loss) available to noncontrolling interests	(1)	—	(1)	(3)	—	(3)
Other comprehensive income (loss) available to Whirlpool	$(41)	$(8)	$(49)	$(111)	$19	$(92)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that were included in net earnings for the three and nine months ended September 30, 2013.

	Three Months Ended	Nine Months Ended
Component - Accumulated other comprehensive loss	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$2	$10	Cost of products sold
Pension and postretirement benefits, pre-tax	11	26	Cost of products sold / Selling, general and administrative
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2012	$4,367	$4,260	$107
Net earnings	662	646	16
Other comprehensive income (loss)	(50)	(49)	(1)
Comprehensive income	612	597	15
Common stock	1	1	—
Treasury stock	(145)	(145)	—
Additional paid-in capital	96	96	—
Dividends declared on common stock	(145)	(140)	(5)
Stockholders’ equity, September 30, 2013	$4,786	$4,669	$117
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2013	2012	2013	2012
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$196	$74	$646	$279
Denominator for basic earnings per share – weighted-average shares	79.7	78.3	79.6	77.9
Effect of dilutive securities – share-based compensation	1.3	1.0	1.4	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	81.0	79.3	81.0	79.0
Anti-dilutive stock options/awards excluded from earnings per share	—	2.7	—	2.8

Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during 2013 and repurchased 1.06 million shares at an aggregate purchase price of $140 million through September 30, 2013. At September 30, 2013, there were $210 million in funds remaining authorized under this program.
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

The following table summarizes the change in our restructuring liability for the period ended September 30, 2013 and cumulative charges recognized and total expected charges for the 2011 Plan as of September 30, 2013.

Millions of dollars	12/31/2012	Charge to Earnings	Cash Paid	Non-cash and Other	9/30/2013	Cumulative Charges	Expected Total Charges
Employee termination costs	$56	$73	$(43)	$1	$87	$225	$240
Asset impairment costs	—	28	—	(28)	—	120	135
Facility exit costs	3	28	(18)	—	13	69	75
Other exit costs	11	12	(7)	—	16	42	50
Total	$70	$141	$(68)	$(27)	$116	$456	$500
The following table summarizes restructuring charges for the combined plans, by operating segment, as of September 30, 2013.

Millions of dollars	2013 Charges	Cumulative Charges	Expected Total Charges
North America	$46	$238	$250
Latin America	10	12	12
EMEA	77	187	219
Asia	7	15	15
Corporate / Other	1	4	4
Total	$141	$456	$500
(9)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2013 was $55 million and $27 million, respectively, compared to income tax expense of $47 million and $87 million for the three and nine months ended September 30, 2012, respectively. In January 2013, the “American Taxpayer Relief Act of 2012” was signed into law, of which the most significant impact to Whirlpool was the reinstatement of the United States energy tax credit for 2012 and 2013. The income tax expense for the nine months ended September 30, 2013 includes United States energy tax credits of $75 million related to 2012 production and $40 million related to estimated 2013 production.

The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Earnings before income taxes	$254	$127	$689	$384
Income tax expense computed at United States statutory tax rate	$89	$44	$241	$134
U.S. government tax incentive - Energy Tax Credits	(15)	—	(115)	—
Valuation allowance release	—	—	—	(55)
Foreign government tax incentive - BEFIEX	(7)	(4)	(24)	(11)
Other	(12)	7	(75)	19
Income tax expense computed at effective worldwide tax rates	$55	$47	$27	$87
Over the next twelve months it is reasonably possible that we will settle unrecognized tax benefits totaling approximately $43 million associated with certain tax examinations and other events.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(10)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$1	$2	$1	$2
Interest cost	41	45	5	6	4	5
Expected return on plan assets	(48)	(48)	(3)	(3)	—	—
Amortization:
Actuarial loss	16	11	2	1	1	—
Prior service credit	(1)	(1)	—	—	(10)	(11)
Settlement and curtailment loss	3	1	—	1	—	(3)
Net periodic benefit cost (credit)	$12	$9	$5	$7	$(4)	$(7)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Service cost	$2	$2	$4	$5	$3	$5
Interest cost	122	134	13	15	13	16
Expected return on plan assets	(144)	(145)	(8)	(8)	—	—
Amortization:
Actuarial loss	47	34	5	3	1	—
Prior service credit	(2)	(3)	—	—	(29)	(34)
Settlement and curtailment loss	3	5	1	1	—	(52)
Net periodic benefit cost (credit)	$28	$27	$15	$16	$(12)	$(65)

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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2013	$2,627	$1,128	$778	$197	$(47)	$4,683
2012	2,424	1,206	702	201	(39)	4,494
Intersegment sales
2013	59	47	21	78	(205)	—
2012	58	44	14	69	(185)	—
Depreciation and amortization
2013	67	21	25	5	24	142
2012	65	23	21	5	14	128
Operating profit (loss)
2013	289	133	—	7	(116)	313
2012	227	118	(36)	7	(103)	213
Total assets
September 30, 2013	7,992	3,975	2,967	883	(157)	15,660
December 31, 2012	7,766	3,845	2,956	802	27	15,396
Capital expenditures
2013	63	28	19	5	22	137
2012	45	22	15	3	4	89

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2013	$7,453	$3,547	$2,177	$630	$(128)	$13,679
2012	7,128	3,619	2,080	644	(119)	13,352
Intersegment sales
2013	191	132	58	195	(576)	—
2012	185	130	87	183	(585)	—
Depreciation and amortization
2013	189	69	72	14	53	397
2012	195	73	71	15	71	425
Operating profit (loss)
2013	769	398	(14)	24	(282)	895
2012	613	342	(59)	30	(315)	611
Total assets
September 30, 2013	7,992	3,975	2,967	883	(157)	15,660
December 31, 2012	7,766	3,845	2,956	802	27	15,396
Capital expenditures
2013	139	70	47	13	48	317
2012	142	57	43	16	18	276

(12)    PENDING ACQUISITION
On August 12, 2013, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., (“Whirlpool China”), reached agreements to acquire a 51 percent equity stake in Hefei Rongshida Sanyo Electric Co., Ltd., a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange (“Hefei Sanyo”).

Pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) among Whirlpool China, SANYO Electric Co., Ltd. (“Sanyo Japan”), and SANYO Electric (China) Co., Ltd., (“Sanyo China”, and together with Sanyo Japan, the “Sellers”), Whirlpool China expects to purchase the 157,245,200 shares (or 29.51%) of Hefei Sanyo currently held by the Sellers (such transaction, the “Share Purchase”).

In addition, pursuant to a Share Subscription Agreement (the “Share Subscription Agreement”) between Whirlpool China and Hefei Sanyo, Whirlpool China expects to subscribe for 233,639,000 shares (which, together with shares purchased pursuant to the Share Purchase Agreement, will aggregate 51%) of Hefei Sanyo (subject to anti-dilution adjustments) issued pursuant to a private placement (such transaction, the “Share Subscription”). Pursuant to the Share Subscription Agreement and as required by the law of the People’s Republic of China, Whirlpool China will be prevented from selling any shares of Hefei Sanyo for 36 months following the close of the Share Subscription.

The aggregate purchase price for the Share Purchase and the Share Subscription is RMB 3.4 billion ($553 million based on the exchange rate as of September 30, 2013), subject, in each case, to certain adjustments if dividends are paid on the Hefei Sanyo shares. The purchase price for the Share Purchase is payable in USD based on the exchange rate as of August 9, 2013 and the purchase price for the Share Subscription is payable either in RMB or in USD based on the exchange rate on the payment date. The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The transaction also includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation.

The Share Purchase Agreement and Share Subscription Agreement contain representations and warranties regarding the shares of Hefei Sanyo, the Sellers’ and Hefei Sanyo’s authority, and customary covenants. The Share Purchase and Share Subscription are subject to customary closing conditions and the Share Purchase is subject to certain termination rights, including Sellers’ fiduciary termination right. In addition, the Share Purchase and the Share Subscription are subject to regulatory approvals, including by the Ministry of Commerce of the People’s Republic of China (antitrust and foreign strategic investment) the China Securities Regulatory Commission (including waiver of a tender offer) and the State-owned Assets Supervision and Administration

Commission of the State Council, as well as regulatory reviews and approvals by other governmental authorities, and Hefei Sanyo shareholder approval. In addition, the Share Purchase and Share Subscription are cross-conditional on one another. Finally, under certain circumstances, including if the Share Purchase does not close by December 31, 2014 (or June 30, 2015 if the tax payment certificate has not yet been obtained), the Sellers will be entitled to retain a $20 million breakup fee to be paid by Whirlpool China after the antitrust and foreign strategic investment approvals have been obtained. Both the Share Purchase and the Share Subscription are currently expected to close by the end of 2014.

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
Our portfolio of leading brands includes: Whirlpool, Maytag, KitchenAid, Brastemp and Consul, each of which have annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Gladiator GarageWorks, through stand-alone businesses that leverage our core competencies and business infrastructure.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2013	2012	Change	2013	2012	Change
Net sales	$4,683	$4,494	4.2%	$13,679	$13,352	2.5%
Gross margin	846	703	20.5%	2,389	2,081	14.8%
Selling, general and administrative	460	420	9.7%	1,334	1,272	4.9%
Restructuring costs	68	62	8.1%	141	175	(19.7)%
Interest and sundry (income) expense	16	38	(59.9)%	73	77	(6.2)%
Interest expense	43	48	(10.4)%	133	150	(11.3)%
Income tax expense	55	47	19.0%	27	87	(68.5)%
Net earnings available to Whirlpool	196	74	163.7%	646	279	131.3%
Diluted net earnings available to Whirlpool per share	$2.42	$0.94	158.0%	$7.97	$3.53	125.6%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended September 30:

	Units Sold (in thousands)
	Three Months Ended			Nine Months Ended
Region	2013	2012	Change	2013	2012	Change
North America	6,545	5,896	11.0%	18,476	17,523	5.4%
Latin America	3,453	3,087	11.9%	9,426	8,837	6.7%
EMEA	3,060	2,950	3.7%	8,545	8,333	2.5%
Asia	968	971	(0.3)%	2,999	3,047	(1.6)%
Consolidated	14,026	12,904	8.7%	39,446	37,740	4.5%

	Net Sales (in millions)
	Three Months Ended			Nine Months Ended
Region	2013	2012	Change	2013	2012	Change
North America	$2,627	$2,424	8.4%	$7,453	$7,128	4.6%
Latin America	1,128	1,206	(6.5)%	3,547	3,619	(2.0)%
EMEA	778	702	10.8%	2,177	2,080	4.7%
Asia	197	201	(2.3)%	630	644	(2.3)%
Other/eliminations	(47)	(39)	—%	(128)	(119)	—%
Consolidated	$4,683	$4,494	4.2%	$13,679	$13,352	2.5%
Consolidated net sales for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012, primarily driven by an increase in units sold and higher BEFIEX credits, partially offset by product price/mix and foreign currency. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three and nine months ended September 30, 2013 increased 5.3% and 3.7% compared to the same periods in 2012, respectively. We provide net sales, excluding the impact of foreign currency and BEFIEX credits, as a supplement to the change in net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales excluding BEFIEX, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales excluding BEFIEX.

Significant regional trends were as follows:

•
North America net sales increased 8.4% and 4.6% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was driven primarily by a strong improvement in units sold, partially offset by unfavorable product price/mix. Foreign currency did not have a significant impact on North America net sales compared to 2012.

•
Latin America net sales decreased 6.5% and 2.0% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease for the three and nine months ended was primarily due to the unfavorable impacts of foreign currency, product price/mix and a temporary reduction in global compressor sales, partially offset by an increase in units sold and higher BEFIEX credits. Excluding the impact of foreign currency and BEFIEX, net sales decreased 0.9% and increased 3.0% for the three and nine months ended September 30, 2013, compared to 2012.

We monetized $29 million and $69 million of BEFIEX credits during the three and nine months ended September 30, 2013, compared to $13 million and $22 million for the same periods in 2012, respectively. At September 30, 2013, approximately $105 million of future cash monetization remained, including $50 million of court awarded fees related to a separate agreement which will be receivable in subsequent years.

•
EMEA net sales increased 10.8% and 4.7% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase for the three and nine months ended was primarily due to an increase in units sold and the favorable impacts from foreign currency. Excluding the impact of foreign currency, net sales increased 4.9% and 2.6% for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

•
Asia net sales decreased 2.3% for both the three and nine months ended September 30, 2013, compared to the same periods in 2012. The decrease was primarily driven by the unfavorable impact of foreign currency and a decrease in units sold, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales increased 1.8% and 0.6% for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Percentage of net sales	2013	2012	Change		2013	2012	Change
North America	18.8%	16.7%	2.1	pts	17.9%	16.1%	1.8	pts
Latin America	20.3%	17.8%	2.5	pts	19.6%	17.4%	2.2	pts
EMEA	10.8%	6.5%	4.3	pts	11.1%	8.8%	2.3	pts
Asia	18.4%	17.6%	0.8	pts	18.3%	18.0%	0.3	pts
Consolidated	18.1%	15.6%	2.5	pts	17.5%	15.6%	1.9	pts
The consolidated gross margin percentage increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase for the three and nine months ended was primarily due to the favorable impacts from productivity and cost and capacity-reduction initiatives, partially offset by higher material costs. In addition, the nine months ended September 30, 2012 include the favorable impact from curtailment gains in a postretirement benefit plan.
Significant regional trends were as follows:

•
North America gross margin for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012, reflecting favorable impacts from productivity and cost and capacity-reduction initiatives, partially offset by higher material costs. In addition, $49 million of favorable impact from curtailment gains in a postretirement benefit plan was recognized during the second quarter of 2012.

•
Latin America gross margin increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase for the three months ended was primarily due to increased productivity and higher BEFIEX credits, partially offset by higher material costs. The increase for the nine months ended was primarily due to favorable product price/mix, higher BEFIEX credits and increased productivity, partially offset by higher material costs.

•
EMEA gross margin increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to benefits from higher product price/mix, increased productivity and cost and capacity-reduction initiatives, partially offset by higher material costs.

•
Asia gross margin for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012, primarily due to favorable product price/mix and increased productivity, partially offset by the unfavorable impacts from higher material costs and foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region.

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2013	As a % of Net Sales	2012	As a % of Net Sales	2013	As a % of Net Sales	2012	As a % of Net Sales
North America	$201	7.7%	$172	7.1%	$548	7.4%	$514	7.2%
Latin America	96	8.5%	97	8.0%	295	8.3%	287	7.9%
EMEA	82	10.6%	82	11.7%	253	11.6%	243	11.7%
Asia	29	14.6%	28	13.9%	91	14.4%	86	13.3%
Corporate/other	52	—	41	—	147	—	142	—
Consolidated	$460	9.8%	$420	9.3%	$1,334	9.8%	$1,272	9.5%
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
We incurred restructuring charges of $68 million and $141 million for the three and nine months ended September 30, 2013 compared to $62 million and $175 million for the comparable period in 2012. We expect to incur total costs of approximately $185 million during 2013 related to this plan, in alignment with previous guidance, and remain committed to delivering benefits of approximately $175 million during 2013. We expect to incur approximately $150 million of future cash expenditures related to the plan. Additional information about restructuring activities can be found in Note 8 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and nine months ended September 30, 2013 decreased compared to the same periods in 2012, primarily due to net costs recognized in 2012 associated with the conclusion of long-standing United States contract and patent litigation that did not recur, which were partially offset by investment expenses related to the pending acquisition of Hefei Sanyo described in Note 12 of the Notes to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three and nine months ended September 30, 2013 decreased compared to the same periods in 2012, primarily due to lower average rates on long-term debt.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2013 was $55 million and $27 million, compared to income tax expense of $47 million and $87 million in the same periods of 2012. In January 2013, the “American Taxpayer Relief Act of 2012” was signed into law, of which the most significant impact to Whirlpool was the reinstatement of the United States energy tax credit for 2012 and 2013. The income tax expense for the nine months ended September 30, 2013 includes United States energy tax credits of $75 million related to 2012 production and $40 million related to estimated 2013 production. Income tax expense in 2012 includes the release of a valuation allowance related to foreign tax planning with respect to the utilization of certain net operating losses.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Earnings before income taxes	$254	$127	$689	$384
Income tax expense computed at United States statutory tax rate	89	44	241	134
Valuation allowance release	—	—	—	(55)
U.S. government tax incentive - Energy Tax Credits	(15)	—	(115)	—
Foreign government tax incentive - BEFIEX	(7)	(4)	(24)	(11)
Other	(12)	7	(75)	19
Income tax expense computed at effective worldwide tax rates	$55	$47	$27	$87

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2013 to be within the following ranges:

2013
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2013	$10.45	—	$10.65
Including:
Restructuring expense	(1.75)
BEFIEX tax credits	0.91
U.S. energy tax credits	1.50
Antitrust and contract resolutions	0.02
Investment expenses	(0.14)

Industry demand
North America	~ 9%
Latin America	1%
EMEA	Flat
Asia	(2)%
For the full-year 2013, we expect to generate free cash flow between $690 million and $710 million.
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

	2013
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,290	—	$1,360
Capital expenditures and proceeds from sale of assets/businesses	(600)	—	(650)
Free cash flow	$690	—	$710
The projections above are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool, significant economic, competitive and other uncertainties and contingencies.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, providing return to shareholders and potential acquisitions in our core business and/or strategic adjacent business opportunities. In March 2013, S&P upgraded Whirlpool's credit rating to BBB, providing further evidence that our priorities are aligned with our goal to return our credit ratings to pre-recession levels with our rating agencies.
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

Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities and our United States pension plans. In addition to funding return to shareholders through our quarterly dividend and share repurchase programs, we also have $600 million of term debt maturing in the next twelve months.
As disclosed on our current report on Form 8-K, which we filed with the Commission on August 13, 2013, on August 12, 2013, Whirlpool’s wholly-owned Chinese subsidiary entered into agreements to acquire a 51 percent equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. (“Hefei Sanyo”), through two transactions, for an aggregate purchase price of RMB 3.4 billion ($553 million based on the exchange rate as of September 30, 2013). The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The acquisition, which has been approved by Hefei Sanyo’s board of directors, is subject to certain closing conditions, approval of the shareholders of Hefei Sanyo and certain Chinese regulatory approvals (including approvals by China’s Ministry of Commerce, the China Securities Regulatory Commission and the State-owned Assets Supervision and Administration Commission of the State Council), and a $20 million breakup fee. Whirlpool and Hefei Sanyo are in the process of obtaining regulatory approvals of the relevant Chinese governmental authorities and approval of the shareholders of Hefei Sanyo. Whirlpool currently expects to close the transactions by the end of 2014. Additionally, the transaction includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation. Additional information about the transaction can be found in Note 12 of the Notes to the Consolidated Condensed Financial Statements.
At September 30, 2013, we had no borrowings outstanding under committed credit facilities and we were in compliance with financial covenants for all periods presented.
We monitor the credit ratings and market indicators of credit risk of our lending, depository and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At September 30, 2013, we had cash, cash equivalents and third-party receivables of approximately $197 million in Belgium and $273 million in Italy, which were the only countries in Europe with exposures for cash, cash equivalents and third party receivables greater than 1% of our consolidated assets. At September 30, 2013, we had $66 million in outstanding trade and other receivables associated with Alno AG, a long-standing European customer. Alno has taken steps to strengthen its financial position during 2013, including the successful issuance of €45 million through a public bond issuance during the second quarter. Additionally, in April 2013, we agreed to convert €30 million (equivalent to $39 million) of past due receivables into a note receivable, at a fair market interest rate, with €10 million due in 2014 and €20 million due in 2017. This transaction did not have a material impact on our results of operations based on our assessment of the fair value of the receivables.
Sources and Uses of Cash
The following table summarizes the net decrease in cash and equivalents for the periods presented.

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Cash provided by (used in):
Operating activities	$242	$(161)
Investing activities	(353)	(274)
Financing activities	(219)	(161)
Effect of exchange rate changes on cash	(12)	5
Net decrease in cash and equivalents	$(342)	$(591)
Cash Flows from Operating Activities
The increase in cash provided by operations for the nine months ended September 30, 2013 compared to the same period in 2012 primarily reflects higher cash earnings, a $275 million payment in January 2012 related to the settlement of the Brazilian collection dispute that did not recur in 2013, and lower contributions to our United States pension plans, partially offset by higher working capital requirements to support a normal seasonal inventory build and higher employee compensation payments related to prior year performance.
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

Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2013 primarily reflects continued capital investments to support new product innovation and increased operational efficiency.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2013 increased $58 million from the prior year to $219 million, primarily due to our focus on providing return to shareholders through the resumption of our share repurchase program and an increase in dividends paid, partially offset by higher cash proceeds received from the exercise of employee stock options. In addition, we repaid $500 million of maturing debt during the first quarter 2013 through the issuance of a $250 million 10 year note and a $250 million 30 year note. At September 30, 2013, we had no commercial paper borrowings outstanding.
Dividends
In April 2013, we announced a 25% increase in our quarterly dividend on our common stock to 62.5 cents per share from 50 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with debt agreements, unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations. At September 30, 2013 we had approximately $423 million outstanding under these agreements.
Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during 2013 and repurchased 1.06 million shares at an aggregate purchase price of $140 million through September 30, 2013. At September 30, 2013, there were $210 million in funds remaining authorized under this program.

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
In connection with these agreements and other Embraco antitrust matters, we have incurred cumulative charges of approximately $364 million since 2009, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At September 30, 2013, $101 million remains accrued, with installment payments of $74 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2013, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 121 million reais (equivalent to $54 million). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the advice of legal and tax counsel, we have not accrued any amount related to these assessments as of September 30, 2013.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, which are at various stages of review in numerous administrative and judicial proceedings. We routinely assess these matters and record our best estimate of loss in situations where we assess the likelihood of an ultimate loss to be probable. We believe these tax assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
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

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2013. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to approximately $550 million) as of September 30, 2013.
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during 2013 and repurchased 1.06 million shares at an aggregate purchase price of $140 million for the nine months ended September 30, 2013. At September 30, 2013, there was $210 million remaining authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2013:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2013 through July 31, 2013	—	$—	—	$320
August 1, 2013 through August 31, 2013	406,250	132.30	406,250	267
September 1, 2013 through September 30, 2013	408,844	137.96	408,844	210
Total	815,094	$135.14	815,094

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.    EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
	By	/s/ LARRY M. VENTURELLI
	Name:	Larry M. Venturelli
	Title:	Executive Vice President and Chief Financial Officer
October 22, 2013