Form 10-K
period 2013-12-31
WHIRLPOOL CORP /DE/
filed 2014-02-18
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,814,722,670.
On February 10, 2014, the registrant had 77,460,942 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2014 annual meeting of stockholders (the “Proxy Statement”)	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2013

PART I

ITEM 1.	BUSINESS.
Whirlpool Corporation, the world’s leading global manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 11 countries and markets products in nearly every country around the world under brand names such as Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Bauknecht, Brastemp and Consul. Whirlpool’s reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. As of December 31, 2013, Whirlpool had approximately 69,000 employees.
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
The following table provides the percentage of net sales for each class of products which accounted for 10% or more of our consolidated net sales over the last three years:

	2013	2012	2011
Laundry Appliances	29%	30%	30%
Refrigerators and Freezers	29%	30%	30%
Cooking Appliances	18%	17%	17%
Other	24%	23%	23%
Net Sales	100%	100%	100%
In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products primarily under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Roper, Estate, Admiral, Affresh and Gladiator brand names primarily to retailers, distributors and builders. In Canada, we market and distribute major home appliances primarily under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Amana, Roper, Estate and KitchenAid brand names. In Mexico, we market and distribute major home appliances primarily under the Whirlpool, Maytag, Acros, KitchenAid and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names.
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
In EMEA, we market and distribute our major home appliances primarily under the Whirlpool, Bauknecht, Ignis, Maytag, Laden, Polar and Privileg brand names, and major and portable appliances under the KitchenAid brand name. In addition to our operations in Western Europe, we have sales subsidiaries in Russia, Ukraine, Hungary, Poland, the Czech Republic, Slovakia, Romania, Bulgaria, Latvia, Estonia, Lithuania, Croatia, Morocco, Serbia, and Dubai. We market and distribute a full line of products under the Whirlpool, KIC and Ignis brand names in South Africa. Our European operations also market and distribute products under the Whirlpool, Bauknecht and Ignis brand names to distributors and dealers in Africa and the Middle East.
In Asia, we have organized the marketing and distribution of our major home appliances into five operating groups: (1) mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal and Pakistan; (4) Oceania, which includes Australia, New Zealand and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, Myanmar and Japan. We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana, Bauknecht and Jenn-Air brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores.

Competition
Competition in the major home appliance industry is intense, including competitors such as Arcelik, Bosch Siemens, Electrolux, General Electric, Haier, Indesit, Kenmore, LG, Mabe and Samsung, many of whom are increasingly expanding beyond their existing manufacturing footprint. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in our markets is based upon a wide variety of factors, including selling price, product features and design, performance, innovation, energy efficiency, quality, cost, distribution and financial incentives. These financial incentives include cooperative advertising, co-marketing funds, salesperson incentives, volume rebates and terms. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our global footprint, expanding trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Raw Materials and Purchased Components
We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship were abruptly interrupted or terminated. Supply constraints due to environmental impacts such as hurricanes and floods have required the qualification and use of alternate materials, some of which were at premium costs. We believe such raw materials and components will be available in adequate quantities to meet forecasted production schedules.
Trademarks, Licenses and Patents
We consider the trademarks, licenses and patents we own, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, Jenn-Air, KitchenAid, Amana, and Acros. The most important trademarks to Latin America are Consul, Brastemp, Whirlpool and KitchenAid. The most important trademarks to EMEA are Whirlpool, KitchenAid, Bauknecht and Ignis. The most important trademark to Asia is Whirlpool. We receive royalties from licensing our trademarks to third parties to sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, and Amana brand names. We continually apply for and obtain United States and foreign patents. The primary purpose in obtaining patents is to protect our designs and technologies.
Research and Development
Expenditures for research and development relating to new and innovative products and the improvement of existing products were approximately $582 million, $553 million and $578 million in 2013, 2012 and 2011, respectively.
Protection of the Environment
Our manufacturing facilities are subject to numerous laws and regulations designed to protect or enhance the environment, many of which require federal, state, or other governmental licenses and permits with regard to wastewater discharges, air emissions, and hazardous waste management. Our policy is to comply with all such laws and regulations. Where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility.
We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position during 2013 and are not expected to be material in 2014.
The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter governmental energy and environmental standards. These standards will be phased-in over the next several years and include the general phase-out of ozone-depleting chemicals used in refrigeration, energy standards rulemakings for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions, and mandated recycling of our products at the end of their useful lives. Compliance with these various standards, as they become effective, will require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.
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
Executive Officers of the Registrant
The following table sets forth the names and ages of our executive officers on February 7, 2014, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	56
Michael A. Todman	Director and President, Whirlpool International	2001	56
Marc R. Bitzer	President, Whirlpool North America and EMEA	2006	49
Esther M. Berrozpe	Executive Vice President and President, Whirlpool EMEA	2013	44
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	50
David T. Szczupak	Executive Vice President, Global Product Organization	2008	58
Larry M. Venturelli	Executive Vice President and Chief Financial Officer	2012	53
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2014 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years.
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
Risks Relating to Our Business
We face intense competition in the major home appliance industry and failure to successfully compete may negatively affect our business and financial performance. Each of our operating segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as Bosch Siemens, Electrolux, General Electric, Haier, LG, Panasonic and Samsung are large, well-established companies, many ranking among the Global Fortune 150, and have demonstrated a commitment to success in the global market. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in the global appliance market is based on a number of factors including selling price, product features and design, performance, innovation, reputation, energy efficiency, quality, cost, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply and/or highly protected home markets outside, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of or substantial decline in sales to any of our key trade customers, which include Lowe's, Sears, Home Depot, hhgregg, Best Buy, GPA - Grupo Pão De Açúcar, Ikea, Alno, Suning, major buying groups, and builders, could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers' ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. The loss of, or substantial decline in volume of, sales to Lowe's, Sears, Home Depot, hhgregg, Best Buy, GPA - Grupo Pão De Açúcar, Ikea, Alno, Suning, major buying groups or builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our liquidity, financial position and results of operations.
We face risks associated with our acquisitions and other investments. From time to time, we make strategic acquisitions and participate in joint ventures. These transactions can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, we may be unsuccessful in ascertaining or evaluating all such risks.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these markets may not comply with U.S. laws, local laws or other laws applicable to us. If our compliance policies, including the requirement to comply with all laws, are not followed, such non-compliant practices may result in increased liability risks. For example, our anticipated acquisition of a 51 percent equity stake in Hefei Rongshida Sanyo Electric Co., Ltd ("Hefei Sanyo"), would expand our international operations and thus increase our exposure to certain risks associated with operating internationally. See Note 15 to the Consolidated Financial Statements for additional information regarding the Hefei Sanyo acquisition.

Changes in economic conditions could adversely affect demand for our products. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, higher deficit spending and debt levels, and higher tax rates adversely affect demand. A decline in economic activity and conditions in the United States, Latin America, Europe and the other markets in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect.
Product liability or product recall costs could adversely affect our business and financial performance. We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in injury to persons or damage to property. In the event that any of our products prove to be defective, we may need to recall and/or redesign such products. In addition, any claim or product recall that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our business, financial condition, or results of operations. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. We may also be involved in certain class action and other litigation, for which no insurance is available. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance. Therefore any product recall we are required to initiate could have a significant impact on our operating results and/or cash flows.
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
We face inventory and other asset risk. We write-down product and component inventories that have become obsolete or do not meet anticipated demand or net realizable value. We also review our long-lived and intangible assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If we determine that impairment has occurred, we record a write-down to adjust carrying value to fair value. Although we believe our inventory and other asset related provisions are currently adequate, no assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory or asset related charges. Such charges could materially adversely affect our financial condition and operating results.
Risks associated with our international operations may decrease our revenues and increase our costs. For the year ended December 31, 2013, we derived approximately 46% of our net sales from outside of North America (which includes Canada and Mexico), including 26% in Latin America, 16% in EMEA and 4% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

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

•
managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations, such as the Foreign Corrupt Practices Act (“FCPA”), and antitrust laws;

•	work stoppages and labor relations;

•	disruptions in the shipping of imported and exported products;

•	government price controls;

•	extended payment terms and the inability to collect accounts receivable; and

•	limitations on the repatriation of earnings and cash.

As a U.S. corporation, we are subject to the FCPA, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any determination that we have violated the FCPA could have a material adverse effect on us.
Terrorist attacks, armed conflicts, labor disputes, natural disasters, governmental actions and epidemics could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers, both in the United States and elsewhere.
We are exposed to risks associated with the uncertain global economy. Uncertain economic conditions within our regions and slow recovery in the United States, Europe, and Asia, along with national debt and fiscal concerns in various regions and government austerity measures, are posing challenges to the industry in which Whirlpool operates. The markets for our products depend largely on consumer spending and the availability of financing. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain customers to push out, cancel, or refrain from placing orders for our products. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit markets, merge with other retailers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other appliance manufacturers, which could adversely affect our ability to compete effectively.
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets.
If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, or if we are unable to continue to access the capital markets, our business, financial condition and results of operations may be materially and adversely affected.
An inability to effectively execute and manage our business objectives could adversely affect our financial performance. The highly competitive nature of our industry requires that we effectively execute and manage our business including our global operating platform initiative. Our global operating platform initiative aims to reduce costs, expand margins, drive productivity and quality improvements, accelerate our rate of innovation, and enable us to receive an acceptable return on our investments. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our inability to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which it could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating and appropriately reacting to changes in customer preferences and on successful new product and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets.
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
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking and other websites that spread rapidly through such forums could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our operating results. The primary materials used to produce and manufacture our products are steel, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. These inflationary costs are expected to have a material impact in 2014, largely driven by increases in the cost of plastic resins and steel, as well as component parts impacted by these commodity fluctuations. Continued significant increases in these and other costs in the future could have a material adverse effect on our operating results.
Unfavorable results of legal and tax proceedings could materially adversely affect our business and financial condition and performance. We are subject to a variety of litigation and legal compliance risks, including litigation concerning products, intellectual property rights, income and non-income taxes, environmental matters, corporate matters, commercial matters and compliance with competition laws and distribution, marketing and trade practices. For example, we are currently disputing certain income and non-income tax related assessments issued by the Brazilian authorities relating to BEFIEX, CFC Tax and to IPI tax credits (see Note 6 and Note 11 of the Notes to the Consolidated Financial Statements for additional information on these matters). Unfavorable outcomes regarding these assessments could materially adversely affect our financial position, liquidity, or results of operations in any particular reporting period. Results of legal proceedings cannot be predicted with certainty and for some matters no insurance is likely available. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant diversion of management attention and expense. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Government regulators in various jurisdictions have investigated alleged pricing practices in the global compressor industry, including our Embraco compressor business headquartered in Brazil. In addition, we have been named as a defendant in related lawsuits in various jurisdictions, which seek damages in connection with the pricing of compressors, and additional lawsuits may be filed. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.
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
We have applied for patent protection in the United States and other jurisdictions with respect to certain innovations and new products, product features, and processes. We cannot be assured that the U.S. Patent and Trademark Office or any other jurisdiction will approve any of our patent applications. Additionally, the patents we own could be challenged, invalidated, or others could design around our patents and the patents may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, the laws of certain foreign countries in which we do business, or contemplate doing business in the future, do not recognize intellectual property rights or protect them to the same extent as United States law. As a result, these factors could weaken our competitive advantage with respect to our products, services, and brands in foreign jurisdictions, which could adversely affect our financial performance.
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

The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance. We use a wide range of materials and components in the global production of our products and use numerous suppliers to provide materials and components. Because we generally do not have guaranteed supply arrangements with our suppliers and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary component parts for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and operations at suppliers' facilities are subject to disruption for a variety of reasons, including, but not limited to, work stoppages, intellectual property claims against suppliers, information technology failures, and hazards such as fire, earthquake, flooding, or other natural disasters. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our revenue and earnings performance.
In August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These disclosure and reporting requirements became effective for calendar year 2013. Affected companies must make disclosures for the first time by May 31, 2014, and annually thereafter. There have been and will continue to be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Our disclosure will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.
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
As of December 31, 2013, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.5 billion, ($0.9 billion of which was attributable to pension plans and $0.6 billion of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results. We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers' or vendors' system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through security breach.
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

Our information systems, or those of our third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could impact our customers and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.
A deterioration in labor relations could adversely impact our global business. As of December 31, 2013, we had approximately 69,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, which generally have two to three year terms. We are periodically in negotiations with certain of the unions representing our employees and may be subject to employee work stoppages that, if such events were to occur, may have a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew collective bargaining agreements on the same or similar terms, or at all, which may also have a material adverse effect on our business, financial condition, or results of operations.
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
Foreign currency fluctuations may affect our financial performance. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. We use currency forwards and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. Finally, the amount of legal contingencies related to foreign operations may fluctuate significantly based upon changes in the exchange rates and usually cannot be managed with currency forwards, options or other arrangements. Such fluctuations in exchange rates can significantly increase or decrease the amount of any legal contingency related to our foreign operations and make it difficult to assess and manage the potential exposure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2013, our principal manufacturing operations were carried on at 34 locations in 11 countries worldwide. We occupied a total of approximately 62 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 33 million square feet of such space is occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool’s products. The company’s major production sites by operating segment are as follows:

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
AND ISSUER PURCHASES OF EQUITY SECURITIES.
Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 10, 2014, the number of holders of record of Whirlpool common stock was approximately 11,820.
Quarterly market and dividend information can be found in Note 14 (unaudited) to the Consolidated Financial Statements.
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during 2013 and repurchased 2.5 million shares at an aggregate purchase price of $350 million through December 31, 2013. At December 31, 2013, there was no remaining authorization under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2013:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2013 through October 31, 2013	465,861	$139.89	465,861	$145
November 1, 2013 through November 30, 2013	940,091	147.86	940,091	6
December 1, 2013 through December 31, 2013	37,960	152.72	37,960	—
Total	1,443,912	$145.41	1,443,912

ITEM 6.	SELECTED FINANCIAL DATA.
FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2013	2012	2011	2010	2009
CONSOLIDATED OPERATIONS
Net sales	$18,769	$18,143	$18,666	$18,366	$17,099
Restructuring costs	196	237	136	74	126
Depreciation and amortization	540	551	558	555	525
Operating profit	1,249	869	792	1,008	688
Earnings (loss) before income taxes and other items	917	558	(28)	586	293
Net earnings	849	425	408	650	354
Net earnings available to Whirlpool	827	401	390	619	328
Capital expenditures	578	476	608	593	541
Dividends paid	187	155	148	132	128
CONSOLIDATED FINANCIAL POSITION
Current assets	$7,022	$6,827	$6,422	$7,315	$7,025
Current liabilities	6,794	6,510	6,297	6,149	5,941
Accounts receivable, inventories and accounts payable, net	548	694	947	1,410	1,389
Property, net	3,041	3,034	3,102	3,134	3,117
Total assets	15,544	15,396	15,181	15,584	15,094
Long-term debt	1,846	1,944	2,129	2,195	2,502
Total debt(1)	2,463	2,461	2,491	2,509	2,903
Whirlpool stockholders’ equity	4,924	4,260	4,181	4,226	3,664
PER SHARE DATA
Basic net earnings available to Whirlpool	$10.42	$5.14	$5.07	$8.12	$4.39
Diluted net earnings available to Whirlpool	10.24	5.06	4.99	7.97	4.34
Dividends	2.38	2.00	1.93	1.72	1.72
Book value(2)	60.97	53.70	53.50	54.48	48.48
Closing Stock Price—NYSE	156.86	101.75	47.45	88.83	80.66
KEY RATIOS
Operating profit margin	6.7%	4.8%	4.2%	5.5%	4.0%
Pre-tax margin(3)	4.9%	3.1%	(0.2)%	3.2%	1.7%
Net margin(4)	4.4%	2.2%	2.1%	3.4%	1.9%
Return on average Whirlpool stockholders’ equity(5)	18.0%	9.5%	9.3%	15.7%	9.8%
Return on average total assets(6)	5.3%	2.6%	2.5%	4.0%	2.3%
Current assets to current liabilities	1.0	1.0	1.0	1.2	1.2
Total debt as a percent of invested capital(7)	33.0%	36.0%	36.8%	36.7%	43.6%
Price earnings ratio(8)	15.3	20.1	9.5	11.2	18.6
OTHER DATA
Common shares outstanding (in thousands):
Average number—on a diluted basis	80,761	79,337	78,143	77,628	75,584
Year-end common shares outstanding	77,417	78,407	76,451	76,030	74,704
Year-end number of stockholders	11,889	12,759	13,527	14,080	14,930
Year-end number of employees	69,000	68,000	68,000	71,000	67,000
Five-year annualized total return to stockholders(9)	34.0%	7.6%	(8.1)%	3.8%	5.8%

(1)	Total debt includes notes payable and current and long-term debt.

(2)	Total Whirlpool stockholders’ equity divided by average number of shares on a diluted basis.

(3)	Earnings (loss) before income taxes, as a percent of net sales.

(4)	Net earnings available to Whirlpool, as a percent of net sales.

(5)	Net earnings available to Whirlpool, divided by average Whirlpool stockholders’ equity.

(6)	Net earnings available to Whirlpool, divided by average total assets.

(7)	Total debt divided by total debt and total stockholders’ equity.

(8)	Closing stock price divided by diluted net earnings available to Whirlpool.

(9)	Stock appreciation plus reinvested dividends, divided by share price at the beginning of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

This Management Discussion and Analysis should be read in connection with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data included in this Form 10-K. Certain references to particular information in the Notes to the Consolidated Financial Statements are made to assist readers.
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the world’s leading global manufacturer and marketer of major home appliances with net sales of approximately $19 billion and net earnings available to Whirlpool of $827 million in 2013. We are a leading producer of major home appliances in North America and Latin America and have a significant presence throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
The charts below summarize the balance of net sales by reportable segment for 2013, 2012 and 2011, respectively:

We monitor country-specific economic factors such as gross domestic product, unemployment, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.
Our leading portfolio of brands includes Whirlpool, Maytag, KitchenAid, Brastemp and Consul, each of which have annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Affresh cleaners and Gladiator GarageWorks, through stand-alone businesses that leverage our core competencies and business infrastructure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

2013 OVERVIEW
Whirlpool delivered very strong operating results in 2013 as we continued to execute our business priorities, which include continued investments in new product innovations, a focus on cost productivity programs and the execution of cost and capacity reduction initiatives. These priorities, which have been consistent for several years, placed us in a strong position to benefit from the improving consumer confidence and industry demand levels experienced in the United States during 2013. A continuation of the recessionary demand environment throughout the Eurozone, a slowdown in emerging markets and volatility in foreign currencies partially offset the positive results in the United States during 2013.
We believe that continued execution of our business priorities and a focus on long-term growth will allow the Company to adapt to changes in the macroeconomic environment and maintain our position as the world's leading global manufacturer and marketer of major home appliances.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - Millions of dollars (except per share data)	2013	Change	2012	Change	2011
Net sales	$18,769	3.4%	$18,143	(2.8)%	$18,666
Gross margin	3,298	14.0	2,893	12.3	2,577
Selling, general and administrative	1,828	(4.0)	1,757	(8.4)	1,621
Restructuring costs	196	17.2	237	(74.3)	136
Interest and sundry income (expense)	(155)	(38.8)	(112)	nm	(607)
Interest expense	(177)	11.0	(199)	6.7	(213)
Income tax expense (benefit)	68	49.2	133	nm	(436)
Net earnings available to Whirlpool	827	106.0	401	3.0	390
Diluted net earnings available to Whirlpool per share	$10.24	102.3%	$5.06	1.5%	$4.99
nm: not meaningful
Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by operating segment:

	December 31,
Units Sold - In thousands	2013	Change	2012	Change	2011
North America	25,895	6.6%	24,291	(5.0)%	25,575
Latin America	13,422	6.2	12,637	6.8	11,830
EMEA	11,907	3.1	11,546	(6.4)	12,334
Asia	3,917	(2.7)	4,028	0.4	4,014
Consolidated	55,141	5.0%	52,502	(2.3)%	53,753

	December 31,
Consolidated Net Sales - Millions of dollars	2013	Change	2012	Change	2011
North America	$10,178	5.7%	$9,631	0.5%	$9,582
Latin America	4,928	(0.5)	4,950	(2.2)	5,062
EMEA	3,024	5.2	2,874	(13.1)	3,305
Asia	807	(4.8)	847	(3.8)	881
Other/eliminations	(168)	—	(159)	—	(164)
Consolidated	$18,769	3.4%	$18,143	(2.8)%	$18,666
Consolidated net sales increased 3.4% compared to 2012 primarily due to higher unit shipments and BEFIEX credits, partially offset by the unfavorable impact of foreign currency and changes in product mix. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales increased 4.4% compared to 2012. Consolidated net sales for 2012 decreased 2.8% compared to 2011 primarily due to the unfavorable impact of foreign currency, lower BEFIEX credits recognized and lower unit shipments, which were largely offset by favorable pricing and mix. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for 2012 increased 2.9% compared to 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

We provide the percentage change in net sales, excluding the impact of foreign currency and BEFIEX credits, as a supplement to the change in net sales as determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales excluding BEFIEX credits, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales excluding BEFIEX credits.
Significant regional trends were as follows:

•
North America net sales increased 5.7% compared to 2012 primarily due to a 6.6% increase in units sold, partially offset by changes in product mix and foreign currency. North America net sales for 2012 increased 0.5% compared to 2011 primarily due to favorable product price/mix, partially offset by a 5.0% decrease in units sold.

•
Latin America net sales decreased 0.5% compared to 2012 primarily due to the unfavorable impact of foreign currency, partially offset by a 6.2% increase in units sold and higher BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, Latin America net sales increased 4.1% in 2013. Latin America net sales for 2012 decreased 2.2% compared to 2011 primarily due to the unfavorable impact of foreign currency, and lower BEFIEX credits recognized, partially offset by a 6.8% increase in units sold and favorable product price/mix. Excluding the impact of foreign currency and BEFIEX credits, Latin America net sales increased 13.9% in 2012.

We were able to recognize approximately $109 million, $37 million and $266 million of BEFIEX credits in 2013, 2012 and 2011, respectively. As of December 31, 2013, approximately $66 million of future cash monetization remained, including $52 million of related court awarded fees, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 11 of the Notes to the Consolidated Financial Statements.

•
EMEA net sales increased 5.2% compared to 2012, primarily due to the favorable impact of foreign currency and a 3.1% increase in units sold. Excluding the impact of foreign currency, net sales increased 1.8%. In 2012 EMEA net sales decreased 13.1% compared to 2011, primarily due to the unfavorable impact of foreign currency and a 6.4% decrease in units sold. Excluding the impact of foreign currency, net sales decreased 6.6%.

•
Asia net sales decreased 4.8% compared to 2012 primarily due to the unfavorable impact of foreign currency and a 2.7% decrease in units sold, partially offset by favorable product price/mix. Excluding the impact of foreign currency, Asia net sales decreased 1.1%. Asia net sales for 2012 decreased 3.8% compared to 2011 primarily due to the unfavorable impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, Asia net sales increased 3.8%.

Gross Margin
The table below summarizes gross margin percentages by region:

	December 31,
Percentage of net sales	2013	Change		2012	Change		2011
North America	18.1%	1.7	pts	16.4%	5.1	pts	11.3%
Latin America	19.4	1.7		17.7	(2.3)		20.0
EMEA	11.2	1.5		9.7	(0.4)		10.1
Asia	18.6	0.7		17.9	1.4		16.5
Consolidated	17.6%	1.7	pts	15.9%	2.1	pts	13.8%
The consolidated gross margin percentage increased 1.7 points to 17.6% compared to 2012, primarily due to productivity, restructuring initiatives, higher BEFIEX credits, and favorable price/mix, partially offset by higher material costs.

Significant regional trends were as follows:

•
North America gross margin increased compared to 2012 primarily due to productivity and cost and capacity reduction initiatives, partially offset by a 2012 curtailment gain in a postretirement benefit plan that did not recur in 2013. North America gross margin for 2012 reflected strong improvement compared to 2011 primarily due to the favorable impact from previously announced cost-based price increases and cost and capacity reduction initiatives, partially offset by higher material costs and a supplier recovery payment received in the prior year that did not recur in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

•
Latin America gross margin increased compared to 2012 primarily due to favorable product price/mix, productivity and BEFIEX credits, partially offset by higher material costs. During 2012, Latin America gross margin decreased compared to 2011 primarily due to $229 million in lower BEFIEX credits recognized due to a IPI sales tax holiday during 2012 and higher material costs, partially offset by favorable product price/mix and continued productivity and cost reduction initiatives.

•
EMEA gross margin increased compared to 2012 primarily due to increased productivity and benefits from restructuring initiatives, partially offset by higher material costs. During 2012, EMEA gross margin decreased compared to 2011 primarily due to lower production levels related to the weak demand environment throughout Europe and higher material costs, which were partially offset by the favorable impact of product price/mix, productivity and benefits from restructuring initiatives.

•
Asia gross margin increased in 2013 and in 2012 when compared to the prior year periods, primarily due to favorable product price/mix and productivity, partially offset by the unfavorable impacts of higher material costs and foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	December 31,
Millions of dollars	2013	As a % of Net Sales	2012	As a % of Net Sales	2011	As a % of Net Sales
North America	$758	7.5%	$707	7.3%	$658	6.9%
Latin America	399	8.1	400	8.1	370	7.3
EMEA	338	11.2	332	11.5	333	10.1
Asia	116	14.4	115	13.6	115	13.1
Corporate/other	217	—	203	—	145	—
Consolidated	$1,828	9.7%	$1,757	9.7%	$1,621	8.7%

Consolidated selling, general and administrative expenses in 2013 reflect an increased investment in consumer advertising compared to 2012 and remain flat as a percent of consolidated net sales due to leverage on increased sales. Selling, general and administrative expenses as a percent of consolidated net sales in 2012 increased compared to 2011, primarily due to higher employee incentive compensation.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan have been announced and are now substantially complete, with cumulative costs of $511 million incurred through December 31, 2013. Approximately $50 million in costs related to actions authorized under the 2011 Plan remain and will be recognized primarily during 2014.
In January 2014, the Company announced the closure of a microwave oven manufacturing facility in EMEA by the end of 2014. This action, combined with other organizational efficiency actions in EMEA, are expected to result in charges of approximately $50 million in 2014 primarily related to employee termination costs, non-cash asset impairment costs and facility exit costs.
We incurred restructuring charges of $196 million, $237 million, and $136 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future cash expenditures relating to the 2011 Plan and the other actions discussed above are approximately $177 million, of which, we expect the majority to be paid in 2014. Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Interest and Sundry Income (Expense)
Interest and sundry income (expense) increased $43 million compared to 2012, primarily driven by charges related to Embraco antitrust matters, a Brazilian government settlement, and investment expenses related to the pending acquisition of Hefei Rongshida Sanyo Electric Co., Ltd. ("Hefei Sanyo"). During 2012, interest and sundry income (expense) decreased $495 million compared to 2011, primarily driven by charges related to the 2011 settlement of the Brazilian collection dispute and lower charges related to Embraco antitrust matters, partially offset by 2012 expenses related to the conclusion of long-standing United States contract and patent resolutions.
For additional information about the Embraco antitrust matters, the Brazilian collection dispute, and the Brazilian government settlement, see Note 6 of the Notes to the Consolidated Financial Statements. For additional information about the pending acquisition of Hefei Sanyo, see Note 15 of the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense decreased $22 million compared to 2012, primarily due to lower interest rates. During 2012, interest expense decreased $14 million compared to 2011, primarily due to lower interest rates, partially offset by higher average monthly debt levels.
Income Taxes
The income tax expense (benefit) was $68 million, $133 million, and ($436) million in 2013, 2012 and 2011, respectively. The decrease in tax expense in 2013 compared to 2012 is primarily due to United States energy tax credits recognized, partially offset by higher pre-tax earnings. The "American Taxpayer Relief Act of 2012," signed in January 2013, reinstated the energy tax credit for 2012 and 2013, and resulted in a tax credit benefit related to the production of qualifying appliances in 2012 and 2013 in the combined amount of $126 million, all of which was recognized in 2013.
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
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

Millions of dollars	2013	2012	2011
Earnings (loss) before income taxes
United States	$149	$113	$(240)
Foreign	768	445	212
Earnings (loss) before income taxes	917	558	(28)
Income tax computed at United States statutory rate	321	195	(10)
U.S. government tax incentives, including Energy Tax Credits	(142)	—	(379)
Foreign government tax incentives, including BEFIEX	(63)	(38)	(100)
Foreign tax rate differential	(17)	(2)	(13)
U.S. foreign tax credits	(231)	(31)	(37)
Valuation allowances	16	(86)	11
State and local taxes, net of federal tax benefit	7	2	(4)
Foreign withholding taxes	29	12	10
Non-deductible government settlements	—	—	30
U.S. tax on foreign dividends and subpart F income	195	57	26
Settlement of global tax audits	(54)	18	10
Other items, net	7	6	20
Income tax expense (benefit) computed at effective worldwide tax rates	$68	$133	$(436)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share and industry demand for 2014 to be within the following ranges:

	2014
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2014	$11.05	—	$11.55
Including:
BEFIEX credits	$0.21
Restructuring expense	$(0.95)
Investment expense	$(0.21)

Industry demand
North America	5%	—	7%
Latin America	Flat
EMEA	0%	—	2%
Asia	0%	—	3%
For the full-year 2014, we expect to generate free cash flow of approximately $700 million, including restructuring cash outlays of up to $150 million, capital spending of $625 million to $675 million and U.S. pension contributions of approximately $160 million.
The table below reconciles projected 2014 cash provided by operations determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures and including proceeds from the sale of assets/businesses.

	2014
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,325	—	$1,375
Capital expenditures and proceeds from sale of assets/businesses	(625)	—	(675)
Free cash flow	$700	—	$700
The projections above are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool, and significant economic, competitive and other uncertainties and contingencies.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, providing return to shareholders and potential acquisitions. In the last 12 months Whirlpool's credit rating was upgraded by S&P to BBB and by Moody's to Baa2, returning to pre-recession levels.
Recent improvements in consumer confidence and housing within the United States have begun a trend away from the recessionary demand environment experienced in recent years. These improvements have offset the financial impact from higher global material costs and economic weakness throughout the Eurozone. While we continue to expect that we will operate under uncertain and volatile global economic conditions, we believe that the improving trends in the United States and our recently executed and announced cost and capacity reductions will allow us to generate operating cash flow, together with access to sufficient sources of liquidity, that will be adequate to meet our ongoing requirements to fund our operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

As disclosed on our current report on Form 8-K, which we filed with the SEC on August 13, 2013, on August 12, 2013, Whirlpool’s wholly-owned Chinese subsidiary entered into agreements to acquire a 51 % equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. (“Hefei Sanyo”), through two transactions, for an aggregate purchase price of RMB 3.4 billion (approximately $555 million as of December 31, 2013). The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The acquisition, which has been approved by Hefei Sanyo’s board of directors, is subject to certain closing conditions. Approvals from the Ministry of Commerce of the People’s Republic of China (antitrust and foreign strategic investment), the State-owned Assets Supervision and Administration Commission of the State Council, and Hefei Sanyo shareholders (share purchase and private placement transactions) have been received. The China Securities Regulatory Commission approval (including waiver of a tender offer), as well as regulatory reviews and approvals by other governmental authorities, have not yet been received. The acquisition is also subject to a $20 million breakup fee. Whirlpool currently expects to close the transactions anytime between the end of the second quarter and the end of 2014. Additionally, the transaction includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation. Additional information about the transaction can be found in Note 15 of the Notes to the Consolidated Financial Statements.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, our United States pension plans and returns to shareholders. We also have $607 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At December 31, 2013, we had cash, cash equivalents and third-party receivables of approximately $385 million in Belgium, which was the only country in Europe with exposure for cash, cash equivalents and third party receivables greater than 1% of our consolidated assets. In addition, as of December 31, 2013, we had $76 million in outstanding trade and other receivables associated with Alno AG, a long-standing European customer. Alno took steps to strengthen its financial position during 2013, including the successful issuance in €45 million public bonds during the second quarter. Additionally, in April 2013, we agreed to convert €30 million (equivalent to $41 million as of December 31, 2013) of past due receivables into a note receivable, at a fair market interest rate, with €10 million due in 2014 and €20 million due in 2017. This transaction did not have a material impact on our results of operations based on our assessment of the fair value of the receivables.
As of December 31, 2013, we had $1.4 billion of cash and equivalents on hand, of which $1.3 billion was held outside of the United States. Our cash balance in the United States at December 31, 2013 decreased from the prior year primarily due to higher return to shareholders through higher dividends paid and the resumption of our share repurchase program during 2013. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries.
Sources and Uses of Cash
We met our cash needs during 2013 through cash flows from operations, cash and equivalents, and financing arrangements. Our cash and equivalents at December 31, 2013 increased $212 million compared to the same period in 2012. Significant drivers of changes in our cash and equivalents balance during 2013 are discussed below:
Cash Flow Summary

Millions of dollars	2013	2012	2011
Cash provided by (used in):
Operating activities	$1,262	$696	$530
Investing activities	(582)	(494)	(596)
Financing activities	(434)	(148)	(166)
Effect of exchange rate changes	(34)	5	(27)
Net increase (decrease) in cash and equivalents	$212	$59	$(259)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Cash Flows from Operating Activities
The increase in cash provided by operations during 2013 reflects higher cash earnings and working capital improvements, which were partially offset by $116 million to fund our United States qualified pension plans. The increase in cash provided by operations during 2012 reflects strong cash earnings and working capital improvements, which were partially offset by approximately $400 million for legal settlements and $167 million to fund our United States qualified pension plans.
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
We offer our suppliers access to third party payables processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the discretion of only the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2013 and 2012, approximately $1.3 billion and $1.2 billion, respectively, have been sold by suppliers to participating financial institutions.
Cash Flows from Investing Activities
Cash used in investing activities of $582 million during 2013 increased $88 million from 2012, primarily driven by higher capital investment to support new product innovations. Cash used in investing activities of $494 million during 2012 decreased $102 million from 2011, primarily driven by lower capital investment due to project timing and the completion of a significant investment in a new cooking facility in the United States during 2011.
Cash Flows from Financing Activities
Cash used in financing activities during 2013 increased compared to 2012 primarily due to the resumption of our share repurchase program and higher cash dividends, partially offset by increased proceeds from the issuance of common stock associated with stock option exercises. Cash used in financing activities during 2012 decreased compared to 2011, reflecting increased proceeds from the issuance of common stock associated with stock options, partially offset by a net reduction in long-term debt levels and higher cash dividends.
Financing Arrangements
We have a $1.725 billion committed credit facility maturing on June 28, 2016, which includes a $200 million letter of credit sub-facility. Borrowings under the credit facility are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under this facility, if any, are guaranteed by Whirlpool Corporation. Interest under the credit facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. The credit facility requires us to meet certain leverage and interest coverage requirements. We will incur a commitment fee based on Whirlpool's credit rating for any unused portion of the credit facility. At December 31, 2013 and 2012, we had no borrowings outstanding under this credit agreement and are in compliance with all financial covenant requirements.
We have committed credit facilities in Brazil, which provide borrowings up to 1,120 million Brazilian reais (approximately $478 million as of December 31, 2013) maturing in 2014 and in 2015. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2013 and 2012.
In March 2013, $500 million of 5.50% notes matured and were repaid. On February 27, 2013, we completed a debt offering of $250 million principal amount of 3.70% notes due in 2023 and $250 million principal amount of 5.15% notes due in 2043 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-181339) filed with the SEC on May 11, 2012.

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

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Long-term debt obligations(1)	$3,269	$725	$882	$122	$1,540
Operating lease obligations	851	201	298	208	144
Purchase obligations(2)	1,027	225	340	243	219
Brazilian government settlement(3)	51	21	30	—	—
United States pension plans(4)	708	160	211	179	158
Foreign pension plans(5)	11	11	—	—	—
Other postretirement benefits(6)	434	51	103	93	187
Legal settlements(7)	66	45	21	—	—
Total(8)	$6,417	$1,439	$1,885	$845	$2,248

(1)
Interest payments related to long-term debt are included in the table above. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	Represents payments agreed to under a Brazil government settlement program. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

(4)
Represents the minimum contributions required by law estimated based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2013. Management may elect to contribute amounts in addition to those required by law. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

(5)	Represents required contributions to our foreign funded pension plans only. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

(6)	Represents our portion of expected benefit payments under our retiree healthcare plans.

(7)	For additional information regarding legal settlements, see Note 6 of the Notes to the Consolidated Financial Statements.

(8)
The table does not include any payments related to the pending acquisition of a 51% equity interest in Hefei Sanyo, which is expected to close in 2014. For additional information about the pending acquisition, see Note 15 of the Notes to the Consolidated Financial Statements. This table also does not include short-term credit facility and commercial paper borrowings. For additional information about short-term borrowings, see Note 5 of the Notes to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases, following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. As of December 31, 2013 and 2012, the guaranteed amounts totaled $485 million and $449 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with these guarantees in 2013 or 2012.

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
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and governmental obligations related to certain employee benefit arrangements. As of December 31, 2013 and 2012 we had approximately $404 million and $600 million outstanding under these agreements, respectively.
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

Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those assumptions include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and related future expense.
Our pension and other postretirement benefit obligations at December 31, 2013 and preliminary retirement benefit costs for 2014 were prepared using the assumptions that were determined at December 31, 2013. The following table summarizes the sensitivity of our December 31, 2013 retirement obligations and 2014 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2014 Expense	PBO/APBO* for 2013
United States Pension Plans
Discount rate	+/-50bps	$ (1)/–	$ (188)/199
Expected long-term rate of return on plan assets	+/-50bps	(13)/13	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	1/(2)	(18)/13
Health care cost trend rate	+/-100bps	–	2/(2)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans.
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
As of December 31, 2013 and 2012, we had total deferred tax assets of $3.0 billion and $3.1 billion, respectively, net of valuation allowances of $186 million and $130 million, respectively. Our income tax benefit or expense has fluctuated considerably over the last five years from a tax benefit of $436 million in 2011 to the current year tax expense of $68 million and has been influenced primarily by U.S. energy tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including remaining BEFIEX credits, business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1, 6 and 11 of the Notes to the Consolidated Financial Statements.
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

Goodwill and Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Most trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. At December 31, 2013, we have goodwill of $1,724 million, which is primarily recorded within our North America reporting unit. There have been no changes to our reporting units or allocations of goodwill by reporting units. We have trademark assets in our North America and EMEA operating segments with a carrying value of $1,470 million and $53 million, respectively, as of December 31, 2013.
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of October 1st and more frequently if indicators of impairment exist.
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

Evaluating Goodwill - Results and Significant Assumptions
Based on the favorable results of the qualitative assessment conducted on October 1, 2013, there was no goodwill impairment charge recorded in 2013.
For our North America reporting unit, where the majority of our goodwill is held, our qualitative assessment included a review of the events and factors outlined above. Our last quantitative test was performed in 2011. Significant weight was provided to the following factors, as we determined that these items have the most significant impact on the fair value of this reporting unit.

•
Operating profit margins improved for the second consecutive year to 10.5% in 2013 compared to 8.8% and 4.2% in 2012 and 2011, respectively. The improvements have been driven by higher net sales, ongoing cost productivity, the benefit of cost and capacity-reduction initiatives, as well as our continued ability to deliver innovative and consumer relevant products to the marketplace. The improvements in operating margins compared to the prior quantitative assessment performed in 2011 provides significant positive evidence for the qualitative assessment.

•
We experienced a 175 basis point decrease in the discount rate from our last quantitative assessment performed in 2011, primarily driven by a decline in our company specific risk premium. The decrease in the company specific risk premium is driven largely by the structural improvement in our operating model delivered through successful execution of our cost and capacity reductions and implementation of previously announced cost-based price increases since 2011. The decrease in the discount rate provides significant positive evidence for the qualitative assessment.

The implied increases to the fair value of our North America reporting unit noted above are further supported by an increase in our overall market capitalization of approximately $7.7 billion, or 200%, as of October 1, 2013, compared to the prior quantitative assessment in 2011. This increase is largely attributable to the improved operating performance of the North America reporting unit.
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
When the qualitative assessment is not utilized and a quantitative test is performed, we estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate based on our weighted average cost of capital. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

Evaluating Trademarks - Results and Significant Assumptions
We performed a qualitative assessment for one trademark, with a value of approximately $20 million. Our prior quantitative test performed in 2011 indicated that the fair value for this trademark exceeded its respective carrying value by approximately 400%. Based on the qualitative assessment conducted on October 1, 2013, we concluded that it was more likely than not that the fair value of this trademark was greater than its respective carrying value, therefore no impairment was recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

We performed a quantitative test for our remaining trademarks. Based on the results of our test as of October 1, 2013, we determined that no impairment existed for our trademarks.
In performing the quantitative test, significant assumptions used in our relief from royalty model as of October 1, 2013 included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

•
Revenue growth rates relate to projected revenues from our annual long range plan and vary from brand to brand. Adverse changes in the operating environment for the appliance industry or our inability to grow revenues at the forecasted rates may result in a future impairment charge. We performed a sensitivity analysis on our estimated fair value noting that a 10% reduction of forecasted revenues would result in an impairment of approximately $5 million.

•
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the intrinsic royalty rates that would hypothetically be paid for the use of the trademark. The most significant factors in determining the intrinsic royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in a given market segment. Based on this analysis, we determined royalty rates of 2-3% for our value brands, 3.5% to 4% for our mass market brands and 6% for our super premium brand. We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point reduction of the royalty rates for each brand would result in an impairment of approximately $150 million.

•
In developing discount rates for the valuation of our trademarks, we used the industry average weighted average cost of capital as the base, adjusted for the higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined discount rates ranging from 9.0% to 13.0%. We performed a sensitivity analysis on our estimated fair value noting that an increase in the discount rates used for the valuation of 100 basis points would result in an impairment of approximately $20 million.

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
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of investigations of the global compressor industry by government authorities in various jurisdictions. In 2013, Embraco sales represented approximately 8% of our global net sales.
Government authorities in Brazil, Europe, the United States, and other jurisdictions have entered into agreements with Embraco and concluded their investigations of the Company. In connection with these agreements, Embraco has acknowledged violations of antitrust law with respect to the sale of compressors at various times from 2004 through 2007 and agreed to pay fines or settlement payments.
Since the government investigations commenced in February 2009, Embraco, and other compressor manufacturers, have been named as defendants in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors during certain periods beginning in 1996 or later. We have resolved certain claims and certain claims remain pending.
In February 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of U.S. “direct purchasers” of compressors which provides for, among other things, the payment by Embraco of up to $30 million (subject to reduction for opt-outs) in exchange for a release by all settlement class members. The settlement agreement, which was preliminarily approved by the court on January 9, 2014 and remains subject to final court approval, does not cover any claims by direct purchasers which opt out of the proposed settlement class or claims by “indirect purchaser” plaintiffs. Other lawsuits are also pending and additional lawsuits may be filed by purported purchasers of compressors or other plaintiffs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $409 million since 2009, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At December 31, 2013, $117 million remains accrued, with installment payments of $46 million, plus interest, remaining to be made to government authorities at various times through 2015.
We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We were able to recognize approximately $109 million, $37 million and $266 million of export credits in 2013, 2012 and 2011, respectively. We recognize export credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. It is unknown whether Brazilian courts will require that use of the reinstituted index be given retroactive effect for the July 2009 to December 2013 period, the effect of which would be to increase the amount of BEFIEX credits we would be entitled to recognize.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2013. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to $530 million) as of December 31, 2013.
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 197 million Brazilian reais (equivalent to $84 million as of December 31, 2013), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2013, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 108 million reais (equivalent to $46 million). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2013.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in payments, including principal and discounted interest and penalties, of 123 million reais (equivalent to $53 million as of December 31, 2013), with $2 million paid in 2013 and the remainder in 30 monthly installments, increased by monetary adjustments at the Selic rate. During the fourth quarter 2013, we recognized pre-tax charges of $11 million in cost of products sold and $17 million in interest and sundry income (expense) related to this program.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including BEFIEX credits, which are at various stages of review in numerous administrative and judicial proceedings. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable. For additional information regarding BEFIEX credits, see Note 11 of the Consolidated Financial Statements.
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Financial Statements.

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
Antidumping Actions
In January 2014, the U.S. Court of International Trade (“CIT”) ruled on our appeal from a 2012 determination by the U.S. International Trade Commission (“ITC”) that dumped and subsidized bottom-mount refrigerators imported from South Korea into the United States did not cause material injury to domestic producers. The CIT found errors in the ITC’s decision and remanded the case for reconsideration. Following the CIT ruling, we decided to no longer pursue appeals related to the bottom mount refrigerator action. In January 2014, the CIT granted our request to dismiss the appeal and, consequently, we expect the other pending appeals concerning the bottom-mount refrigerator case to be dismissed.
In December 2011, we filed petitions requesting that the Department of Commerce (“DOC”) and the ITC initiate antidumping and countervailing duty investigations against large residential washers from South Korea, and an antidumping investigation against the same products from Mexico. In December 2012, the DOC issued final determinations that several Korean and Mexican

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

producers had engaged in dumping and that certain Korean producers received countervailable government subsidies. In January 2013, the ITC unanimously determined that dumped and subsidized imports caused material injury to domestic producers. In February 2013, the DOC issued final orders requiring certain South Korean and Mexican producers to pay cash deposits on imports of large residential washers into the United States. Various appeals challenging all or part of the DOC and ITC final determinations have been filed. These appeals may take several years to resolve. During the pendency of these appeals, the DOC orders remain in effect and the DOC will continue to conduct administrative reviews to determine the amount of dumping and countervailing duties to be paid by these importers. The amounts owed will depend on the extent to which foreign producers price these products below fair value and receive subsidies on these products during the periods under review.
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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) acquisition and investment-related risk; (4) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (5) product liability and product recall costs; (6) inventory and other asset risk; (7)  risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (8) the uncertain global economy; (9) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (10) Whirlpool's ability to maintain its reputation and brand image; (11) fluctuations in the cost of key materials (including steel, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (12) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (13) the effects and costs of governmental investigations or related actions by third parties; (14) Whirlpool's ability to obtain and protect intellectual property rights; (15) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner;  (16) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans;  (17) information technology system failures and data security breaches; (18) the impact of labor relations; (19) our ability to attract, develop and retain executives and other qualified employees; (20) changes in the legal and regulatory environment including environmental and health and safety regulations; and (21) the ability of Whirlpool to manage foreign currency fluctuations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

We undertake no obligation to update any forward-looking statement, and investors are advised to review disclosures in our filings with the SEC. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements.
Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2013, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain or loss of approximately $120 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. As of December 31, 2013, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $35 million, respectively, related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
(Millions of dollars, except per share data)

	2013	2012	2011
Net sales	$18,769	$18,143	$18,666
Expenses
Cost of products sold	15,471	15,250	16,089
Gross margin	3,298	2,893	2,577
Selling, general and administrative	1,828	1,757	1,621
Intangible amortization	25	30	28
Restructuring costs	196	237	136
Operating profit	1,249	869	792
Other income (expense)
Interest and sundry income (expense)	(155)	(112)	(607)
Interest expense	(177)	(199)	(213)
Earnings (loss) before income taxes	917	558	(28)
Income tax expense (benefit)	68	133	(436)
Net earnings	849	425	408
Less: Net earnings available to noncontrolling interests	22	24	18
Net earnings available to Whirlpool	$827	$401	$390
Per share of common stock
Basic net earnings available to Whirlpool	$10.42	$5.14	$5.07
Diluted net earnings available to Whirlpool	$10.24	$5.06	$4.99
Weighted-average shares outstanding (in millions)
Basic	79.3	78.1	76.8
Diluted	80.8	79.3	78.1

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31,
(Millions of dollars)

	2013	2012	2011
Net earnings	$849	$425	$408

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(122)	(36)	(86)
Derivative instruments:
Net gain (loss) arising during period	(9)	(17)	(62)
Less: reclassification adjustment for gain (loss) included in net earnings	(11)	(25)	80
Derivative instruments, net	2	8	(142)
Marketable securities:
Net gain (loss) arising during period	7	2	(13)
Less: reclassification adjustment for gain (loss) included in net earnings	—	(7)	(9)
Marketable securities, net	7	9	(4)
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	(2)	2	148
Net gain (loss) arising during period	475	(384)	(283)
Less: amortization of prior service credit (cost) and actuarial (loss)	(35)	38	42
Defined benefit pension and postretirement plans, net:	508	(420)	(177)
Other comprehensive income (loss), before tax	395	(439)	(409)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(165)	130	71
Other comprehensive income (loss), net of tax	$230	$(309)	$(338)

Comprehensive income	$1,079	$116	$70
Less: comprehensive income, available to noncontrolling interests	19	20	13
Comprehensive income available to Whirlpool	$1,060	$96	$57

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars, except share data)

	2013	2012
Assets
Current assets
Cash and equivalents	$1,380	$1,168
Accounts receivable, net of allowance of $73 and $60, respectively	2,005	2,038
Inventories	2,408	2,354
Deferred income taxes	549	558
Prepaid and other current assets	680	709
Total current assets	7,022	6,827
Property, net of accumulated depreciation of $6,278 and $6,070, respectively	3,041	3,034
Goodwill	1,724	1,727
Other intangibles, net of accumulated amortization of $237 and $211, respectively	1,702	1,722
Deferred income taxes	1,764	1,832
Other noncurrent assets	291	254
Total assets	$15,544	$15,396
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,865	$3,698
Accrued expenses	710	692
Accrued advertising and promotions	441	419
Employee compensation	456	520
Notes payable	10	7
Current maturities of long-term debt	607	510
Other current liabilities	705	664
Total current liabilities	6,794	6,510
Noncurrent liabilities
Long-term debt	1,846	1,944
Pension benefits	930	1,636
Postretirement benefits	458	422
Other noncurrent liabilities	482	517
Total noncurrent liabilities	3,716	4,519
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 109 million and 108 million shares issued and 77 million and 79 million shares outstanding, respectively	109	108
Additional paid-in capital	2,453	2,313
Retained earnings	5,784	5,147
Accumulated other comprehensive loss	(1,298)	(1,531)
Treasury stock, 32 million and 29 million shares, respectively	(2,124)	(1,777)
Total Whirlpool stockholders’ equity	4,924	4,260
Noncontrolling interests	110	107
Total stockholders’ equity	5,034	4,367
Total liabilities and stockholders’ equity	$15,544	$15,396

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2013	2012	2011
Operating activities
Net earnings	$849	$425	$408
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	540	551	558
Curtailment gain	—	(52)	(35)
Increase (decrease) in LIFO inventory reserve	(26)	(13)	54
Brazilian collection dispute	—	(275)	144
Changes in assets and liabilities:
Accounts receivable	(65)	47	(15)
Inventories	(86)	(7)	283
Accounts payable	275	240	25
Accrued advertising and promotions	28	(13)	14
Product recall	—	—	(15)
Taxes deferred and payable, net	(105)	(68)	(573)
Accrued pension and postretirement benefits	(184)	(227)	(349)
Employee compensation	(23)	249	(59)
Other	59	(161)	90
Cash provided by operating activities	1,262	696	530
Investing activities
Capital expenditures	(578)	(476)	(608)
Proceeds from sale of assets	6	10	23
Investment in related businesses	(6)	(28)	(7)
Other	(4)	—	(4)
Cash used in investing activities	(582)	(494)	(596)
Financing activities
Repayments of long-term debt	(513)	(361)	(313)
Proceeds from borrowings of long-term debt	518	322	300
Net proceeds (repayments) from short-term borrowings	5	6	(2)
Dividends paid	(187)	(155)	(148)
Repurchase of common stock	(350)	—	—
Common stock issued	95	43	14
Other	(2)	(3)	(17)
Cash used in financing activities	(434)	(148)	(166)
Effect of exchange rate changes on cash and equivalents	(34)	5	(27)
Increase (decrease) in cash and equivalents	212	59	(259)
Cash and equivalents at beginning of year	1,168	1,109	1,368
Cash and equivalents at end of year	$1,380	$1,168	$1,109
Supplemental disclosure of cash flow information
Cash paid for interest	$179	$197	$208
Cash paid for income taxes	$158	$177	$136

The accompanying notes are an integral part of these Consolidated Financial Statements

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders’ Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2010	$4,320	$4,680	$(893)	$333	$106	$94
Comprehensive income
Net earnings	408	390	—	—	—	18
Other comprehensive loss	(338)	—	(333)	—	—	(5)
Comprehensive income	70	390	(333)	—	—	13
Stock issued	46	—	—	46	—	—
Dividends declared	(156)	(148)	—	—	—	(8)
Balances, December 31, 2011	4,280	4,922	(1,226)	379	106	99
Comprehensive income
Net earnings	425	401	—	—	—	24
Other comprehensive loss	(309)	—	(305)	—	—	(4)
Comprehensive income	116	401	(305)	—	—	20
Cumulative adjustment, equity method investment	(18)	(18)	—	—	—	—
Stock issued	159	—	—	157	2	—
Dividends declared	(170)	(158)	—	—	—	(12)
Balances, December 31, 2012	4,367	5,147	(1,531)	536	108	107
Comprehensive income
Net earnings	849	827	—	—	—	22
Other comprehensive income	230	—	233	—	—	(3)
Comprehensive income	1,079	827	233	—	—	19
Stock issued (repurchased)	(206)	—	—	(207)	1	—
Dividends declared	(206)	(190)	—	—	—	(16)
Balances, December 31, 2013	$5,034	$5,784	$(1,298)	$329	$109	$110
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
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at December 31, 2013 and 2012.
We measured fair value for money market funds and available for sale investments using quoted market prices in active markets for identical or comparable assets. We measured fair value for derivative contracts, all of which have counterparties with high credit ratings, based on model driven valuations using significant inputs derived from observable market data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Inventories
Inventories are stated at first-in, first-out (“FIFO”) cost, except United States production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Latin America and Asia inventories, which are stated at average cost. Costs do not exceed net realizable values. See Note 4 for additional information about inventories.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method. For nonproduction assets, we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income, was $515 million, $521 million and $530 million in 2013, 2012 and 2011, respectively.
The following table summarizes our property as of December 31, 2013 and 2012:

Millions of dollars	2013	2012	Estimated Useful Life
Land	$76	$74	n/a
Buildings	1,303	1,252	25 to 50 years
Machinery and equipment	7,940	7,778	3 to 25 years
Accumulated depreciation	(6,278)	(6,070)
Property, net	$3,041	$3,034
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. We retired approximately $163 million and $558 million of machinery and equipment no longer in use during 2013 and 2012, respectively. Net gains and losses recognized in cost of products sold were not material for 2013, 2012 and 2011.
We record impairment losses on long-lived assets, excluding goodwill and intangibles, when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2013, 2012 and 2011.
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
When the qualitative assessment is not utilized and a quantitative test is performed, we estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate based on our weighted average cost of capital. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.
Definite lived intangible assets are amortized over their estimated useful life. See Note 2 for additional information about goodwill and intangible assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accounts Payable Outsourcing
We offer our suppliers access to third party payables processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2013 and 2012, approximately $1.3 billion and $1.2 billion, respectively, have been sold by suppliers to participating financial institutions.
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
Research and Development Costs
Research and development costs are charged to expense and totaled $582 million, $553 million and $578 million in 2013, 2012 and 2011, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $304 million, $273 million and $275 million in 2013, 2012 and 2011, respectively.
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
We recognize, in other current and noncurrent liabilities, in the Consolidated Balance Sheets, effects of an uncertain income tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. We accrue for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.
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
New Accounting Pronouncements
In January 2013, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2013-01, issued by the Financial Accounting Standards Board (“FASB”), which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement. We do not have any repurchase agreements and do not participate in securities lending transactions. Our derivative instruments are not offset in the financial statements and are not subject to any specific right of offset provisions with our counterparties. Accordingly, this amendment did not have a material impact on our Consolidated Financial Statements. Additional information about derivative instruments can be found in Note 7 of the Notes to the Consolidated Financial Statements.
In February 2013, the FASB amended Accounting Standards Codification 220, “Comprehensive Income.” This amendment requires companies to report, in one place, information about reclassifications (by component) out of accumulated other comprehensive income. In addition, this amendment requires companies to present the related line item effect of significant reclassifications on the statement where income is presented. We adopted the provisions of this amendment during the first quarter 2013, which affects only the display of information and does not change existing recognition and measurement requirements in our Consolidated Financial Statements.
Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.
(2)    GOODWILL AND OTHER INTANGIBLES
We evaluate goodwill and indefinite lived intangibles for impairment annually. During 2012, we voluntarily changed the date of our annual impairment assessment from November 30 to October 1.
Goodwill
We performed our assessment as of October 1, 2013, and determined there was no impairment of goodwill. The total net carrying amount of goodwill was $1,724 million at December 31, 2013, with $1,720 million in our North America operating segment and $4 million in our Latin America operating segment. At December 31, 2012 we had $1,727 million, with $1,723 million in our North America operating segment and $4 million in our Latin America operating segment.

Other Intangible Assets
We performed our annual assessment of indefinite-life intangibles as of October 1, 2013, and determined there were no impairments to our indefinite lived intangibles.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes other intangible assets at December 31, 2013 and 2012:

	2013			2012
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$289	$(125)	$164	$289	$(109)	$180
Patents and other (2)	128	(112)	16	123	(102)	21
Total other intangible assets, finite lives	$417	$(237)	$180	$412	$(211)	$201
Trademarks, indefinite lives	1,522	—	1,522	1,521	—	1,521
Total other intangible assets	$1,939	$(237)	$1,702	$1,933	$(211)	$1,722

(1)	Customer relationships have an estimated useful life of [18] years.
(2)    Patents and other intangibles have an estimated useful life of 4 to 14 years.

The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2014	$22
2015	20
2016	18
2017	17
2018	17
(3)    FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Money market funds (1)	$465	$563	$465	$563	$—	$—	$465	$563
Net derivative contracts	—	—	—	—	(25)	(14)	(25)	(14)
Available for sale investments	8	7	18	10	—	—	18	10
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
(4)    INVENTORIES
The following table summarizes our inventories at December 31, 2013 and 2012:

Millions of dollars	2013	2012
Finished products	$1,950	$1,948
Raw materials and work in process	622	596
	2,572	2,544
Less: excess of FIFO cost over LIFO cost	(164)	(190)
Total inventories	$2,408	$2,354
LIFO inventories represented 39% and 40% of total inventories at December 31, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)    FINANCING ARRANGEMENTS
Debt
The following table summarizes our debt at December 31, 2013 and 2012:

Millions of dollars	2013	2012
Medium-term note—5.5%, matured 2013	$—	$500
Maytag medium-term note—6.5%, maturing 2014	100	101
Senior note—8.6%, maturing 2014	500	500
Maytag medium-term note—5.0%, maturing 2015	198	196
Senior note—6.5%, maturing 2016	250	250
Debentures—7.75%, maturing 2016	244	244
Senior note—4.85%, maturing 2021	300	300
Senior note—4.70%, maturing 2022	300	300
Senior note—3.70% maturing 2023	250	—
Senior note—5.15% maturing 2043	250	—
Other (various maturing through 2019)	61	63
	2,453	2,454
Less current maturities	607	510
Total long-term debt	$1,846	$1,944
The following table summarizes the contractual maturities of our debt, including current maturities, at December 31, 2013:

Millions of dollars
2014	$607
2015	212
2016	508
2017	9
2018	8
Thereafter	1,109
Debt, including current maturities	$2,453
The fair value of long-term debt (including current maturities) was $2.6 billion at December 31, 2013 and 2012 and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
In March 2013, $500 million of 5.50% notes matured and were repaid. On February 27, 2013, we completed a debt offering of $250 million principal amount of 3.70% notes due in 2023 and $250 million principal amount of 5.15% notes due in 2043 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933 (the "Securities Act"), as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2012.
On May 1, 2012, $350 million of 8.00% notes matured and were repaid. On June 1, 2012, we completed a debt offering of $300 million principal amount of 4.70% notes due June 1, 2022 (the “2022 Notes”). The 2022 Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2022 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The 2022 Notes are registered under the Securities Act, pursuant to our Registration Statement on Form S-3 (File No. 333-181339) filed with the SEC on May 11, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have a $1.725 billion committed credit facility maturing on June 28, 2016 which includes a $200 million letter of credit sub-facility. Borrowings under the credit facility are available to us and designated subsidiaries for general corporate purposes, including commercial paper support. Subsidiary borrowings under this facility, if any, are guaranteed by Whirlpool Corporation. Interest under the credit facility accrues at a variable annual rate based on LIBOR plus a margin or the prime rate plus a margin. The margin is dependent on our credit rating at that time. The credit facility requires us to meet certain leverage and interest coverage requirements. We will incur a commitment fee based on Whirlpool's credit rating for any unused portion of the credit facility. At December 31, 2013 and 2012, we had no borrowings outstanding under this credit agreement and are in compliance with all financial covenant requirements.
We have committed credit facilities in Brazil, which provide borrowings up to 1,120 million Brazilian reais (approximately $478 million as of December 31, 2013) maturing in 2014 and in 2015. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2013 and 2012.
Notes Payable
Notes payable, which consist of either short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. We had no commercial paper outstanding at December 31, 2013 and 2012.
(6)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of investigations of the global compressor industry by government authorities in various jurisdictions. In 2013, Embraco sales represented approximately 8% of our global net sales.
Government authorities in Brazil, Europe, the United States, and other jurisdictions have entered into agreements with Embraco and concluded their investigations of the Company. In connection with these agreements, Embraco has acknowledged violations of antitrust law with respect to the sale of compressors at various times from 2004 through 2007 and agreed to pay fines or settlement payments.
Since the government investigations commenced in February 2009, Embraco, and other compressor manufacturers, have been named as defendants in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors during certain periods beginning in 1996 or later. We have resolved certain claims and certain claims remain pending.
In February 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of U.S. “direct purchasers” of compressors which provides for, among other things, the payment by Embraco of up to $30 million (subject to reduction for opt-outs) in exchange for a release by all settlement class members. The settlement agreement, which was preliminarily approved by the court on January 9, 2014 and remains subject to final court approval, does not cover any claims by direct purchasers which opt out of the proposed settlement class or claims by “indirect purchaser” plaintiffs. Other lawsuits are also pending and additional lawsuits may be filed by purported purchasers of compressors or other plaintiffs.
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $409 million since 2009, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At December 31, 2013, $117 million remains accrued, with installment payments of $46 million, plus interest, remaining to be made to government authorities at various times through 2015.
We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 197 million Brazilian reais (equivalent to $84 million as of December 31, 2013), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2013, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 108 million reais (equivalent to $46 million). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2013.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in payments, including principal and discounted interest and penalties, of 123 million reais (equivalent to $53 million as of December 31, 2013), with $2 million paid in 2013 and the remainder in 30 monthly installments, increased by monetary adjustments at the Selic rate. During the fourth quarter 2013, we recognized pre-tax charges of $11 million in cost of products sold and $17 million in interest and sundry income (expense) related to this program.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including BEFIEX credits, which are at various stages of review in numerous administrative and judicial proceedings. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions, however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable. For additional information regarding BEFIEX credits, see Note 11 of the Consolidated Financial Statements.
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Financial Statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

Millions of dollars	2013	2012
Balance at January 1	$187	$197
Issuances/accruals during the period	292	303
Settlements made during the period	(288)	(313)
Balance at December 31	$191	$187
Current portion	$154	$148
Non-current portion	37	39
Total	$191	$187
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At December 31, 2013 and December 31, 2012, the guaranteed amounts totaled $485 million and $449 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with these guarantees in 2013 and 2012.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.3 billion at December 31, 2013 and $1.4 billion at December 31, 2012. Our total outstanding bank indebtedness under guarantees was nominal at December 31, 2013 and December 31, 2012, respectively.
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
Operating Lease Commitments
At December 31, 2013, we had noncancelable operating lease commitments totaling $851 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2014	$201
2015	163
2016	135
2017	119
2018	89
Thereafter	144
Total noncancelable operating lease commitments	$851
Rent expense was $217 million, $229 million and $228 million for 2013, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Purchase Obligations
Our expected cash outflows resulting from purchase obligations are summarized by year in the table below:

Millions of dollars
2014	$225
2015	175
2016	165
2017	126
2018	117
Thereafter	219
Total purchase obligations	$1,027
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
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is limited to the unrealized gains, if any, on such derivative contracts. We do not require nor do we post collateral or security on such contracts.
Hedging strategy
In the normal course of business, we manage risks relating to our ongoing business operations including those arising from changes in foreign exchange rates, interest rates and commodity prices. Fluctuations in these rates and prices can affect our operating results and financial condition. We use a variety of strategies, including the use of derivative instruments, to manage these risks. We do not enter into derivative financial instruments for trading or speculative purposes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest rate risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At December 31, 2013 and 2012 there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.
The following tables summarize our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2013 and 2012:

			Fair Value of				Type of Hedge (1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2013	2012	2013	2012	2013	2012		2013	2012
Derivatives accounted for as hedges
Foreign exchange forwards/options	$744	$1,101	$16	$8	$10	$12	(CF/FV)	14	18
Commodity swaps/options	363	354	8	11	13	9	(CF)	36	24
Total derivatives accounted for as hedges			$24	$19	$23	$21
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,274	$1,522	$6	$11	$32	$23	N/A	12	13
Commodity swaps/options	1	6	—	—	—	—	N/A	4	12
Total derivatives not accounted for as hedges			6	11	32	23
Total derivatives			$30	$30	$55	$44

Current			$28	$26	$54	$43
Noncurrent			2	4	1	1
Total derivatives			$30	$30	$55	$44

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges
The pre-tax effects of derivative instruments on our Consolidated Statements of Income for the years ended December 31, 2013 and 2012 are as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)
	2013	2012	2013	2012
Foreign exchange forwards/options	$20	$(22)	$9	$(15)	(a)
Commodity swaps/options	(29)	12	(19)	(9)	(a)
Interest rate derivatives	—	(7)	(1)	(1)	(b)
	$(9)	$(17)	$(11)	$(25)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2013	2012
Foreign exchange forwards/options	$(49)	$(23)

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold; or (b) interest expense.

(2)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2013 and 2012. For fair value hedges, the amount of gain or loss and offsetting gain or loss on the hedged item that were recognized in interest and sundry income (expense) was nominal during 2013 and 2012. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at December 31, 2013.
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
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2011, 2012, and 2013, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2010	$(267)	$84	$(708)	$(2)	$(893)
Unrealized gain (loss)	(86)	(142)	—	(4)	(232)
Unrealized actuarial loss and prior service credit (cost)	—	—	(177)	—	(177)
Tax effect	(36)	42	65	—	71
Other comprehensive income (loss), net of tax	(122)	(100)	(112)	(4)	(338)
Less: Other comprehensive loss available to noncontrolling interests	(2)	(3)	—	—	(5)
Other comprehensive income (loss) available to Whirlpool	(120)	(97)	(112)	(4)	(333)
December 31, 2011	$(387)	$(13)	$(820)	$(6)	$(1,226)
Unrealized gain (loss)	(36)	8	—	9	(19)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(420)	—	(420)
Tax effect	(19)	(3)	152	—	130
Other comprehensive income (loss), net of tax	(55)	5	(268)	9	(309)
Less: Other comprehensive loss available to noncontrolling interests	(4)	—	—	—	(4)
Other comprehensive income (loss) available to Whirlpool	(51)	5	(268)	9	(305)
December 31, 2012	$(438)	$(8)	$(1,088)	$3	$(1,531)
Unrealized gain (loss)	(122)	2	—	7	(113)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	508	—	508
Tax effect	25	—	(190)	—	(165)
Other comprehensive income (loss), net of tax	(97)	2	318	7	230
Less: Other comprehensive loss available to noncontrolling interests	(3)	—	—	—	(3)
Other comprehensive income (loss) available to Whirlpool	(94)	2	318	7	233
December 31, 2013	$(532)	$(6)	$(770)	$10	$(1,298)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2013	2012	2011
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$827	$401	$390
Denominator for basic earnings per share – weighted-average shares	79.3	78.1	76.8
Effect of dilutive securities – stock-based compensation	1.5	1.2	1.3
Denominator for diluted earnings per share – adjusted weighted-average shares	80.8	79.3	78.1
Anti-dilutive stock options/awards excluded from earnings per share	—	2.4	2.1
Dividends
Dividends per share paid to shareholders were $2.38, $2.00 and $1.93 during 2013, 2012 and 2011, respectively.
Repurchase Program
On April 23, 2008, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. We resumed the share repurchase program during 2013 and repurchased 2.5 million shares at an aggregate purchase price of $350 million through December 31, 2013. At December 31, 2013, there was no remaining authorization under this program.
(9)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $50 million, $49 million and $37 million in 2013, 2012, and 2011, respectively. Related income tax benefits recognized in earnings were $17 million, $17 million and $13 million in 2013, 2012, and 2011, respectively.
At December 31, 2013, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $37 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 27 months.
Share-Based Employee Incentive Plans
On April 16, 2013, our stockholders approved the Amended and Restated 2010 Omnibus Stock and Incentive Plan (“2010 OSIP”). This plan was previously adopted by our Board of Directors on February 19, 2013 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units. No new awards may be granted under the 2010 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2013, approximately 8.5 million shares remain available for issuance under the 2010 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability or retirement. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate—an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average fair values of stock options granted for 2013, 2012, and 2011 were $33.92, $19.54 and $24.74, respectively, using the following assumptions:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Weighted Average Black-Scholes Assumptions	2013	2012	2011
Risk-free interest rate	0.9%	0.9%	2.3%
Expected volatility	40.3%	40.3%	36.5%
Expected dividend yield	1.8%	2.9%	2.0%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2013:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	3,053	$74.00
Granted	469	110.33
Exercised	(1,187)	80.02
Canceled or expired	(80)	88.26
Outstanding at December 31	2,255	$77.87
Exercisable at December 31	1,208	$67.25
The total intrinsic value of stock options exercised was $53 million, $32 million, and $9 million for 2013, 2012, and 2011, respectively. The related tax benefits were $19 million, $12 million and $3 million for 2013, 2012, and 2011, respectively. Cash received from the exercise of stock options was $95 million, $43 million, and $14 million for 2013, 2012, and 2011, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2013:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	2,175	1,208
Weighted-average exercise price per share	$77.18	$67.25
Aggregate intrinsic value	$177	$110
Weighted-average remaining contractual term, in years	7	5
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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2013, 2012, and 2011 were $107.85, $69.32 and $82.55, respectively. The total fair value of stock units vested during 2013, 2012, and 2011 was $35 million, $19 million and $15 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes stock unit activity during 2013:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,490	$76.91
Granted	275	107.85
Canceled	(124)	81.94
Vested and transferred to unrestricted	(439)	80.48
Non-vested, at December 31	1,202	$82.40

Nonemployee Director Equity Awards
Each nonemployee director receives an annual grant of Whirlpool common stock, with the number of shares to be issued to the director determined by dividing $120,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders. Nonemployee directors receive a one time grant of 1,000 shares of Whirlpool common stock made at the time they first join the Board.
(10)    RESTRUCTURING CHARGES
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan have been announced and are now substantially complete, with cumulative costs of $511 million incurred through December 31, 2013. Approximately $50 million in costs related to actions authorized under the 2011 Plan remain and will be recognized primarily during 2014.
In January 2014, the Company announced the closure of a microwave oven manufacturing facility in EMEA by the end of 2014. This action, combined with other organizational efficiency actions in EMEA, are expected to result in charges of approximately $50 million in 2014 primarily related to employee termination costs, non-cash asset impairment costs and facility exit costs.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2013 and 2012:

Millions of dollars	12/31/2012	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	12/31/2013
Employee termination costs	$56	$91	$(62)	$—	$(11)	$74
Asset impairment costs	—	62	—	(62)	—	—
Facility exit costs	3	37	(25)	—	(1)	14
Other exit costs	11	18	(11)	—	—	18
Total	$70	$208	$(98)	$(62)	$(12)	$106

Millions of dollars	12/31/2011	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	12/31/2012
Employee termination costs	$62	$97	$(103)	$—	$—	$56
Asset impairment costs	—	78	—	(78)	—	—
Facility exit costs	9	33	(30)	(8)	(1)	3
Other exit costs	7	29	(25)	—	—	11
Total	$78	$237	$(158)	$(86)	$(1)	$70

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes 2013 restructuring charges by operating segment:

Millions of dollars	2013 Charges
North America	$65
Latin America	12
EMEA	111
Asia	7
Corporate / Other	1
Total	$196
(11) INCOME TAXES
The income tax expense (benefit) was $68 million, $133 million, and $(436) million in 2013, 2012 and 2011, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

Millions of dollars	2013	2012	2011
Earnings (loss) before income taxes
United States	$149	$113	$(240)
Foreign	768	445	212
Earnings (loss) before income taxes	917	558	(28)
Income tax computed at United States statutory rate	321	195	(10)
U.S. government tax incentives, including Energy Tax Credits	(142)	—	(379)
Foreign government tax incentives, including BEFIEX	(63)	(38)	(100)
Foreign tax rate differential	(17)	(2)	(13)
U.S. foreign tax credits	(231)	(31)	(37)
Valuation allowances	16	(86)	11
State and local taxes, net of federal tax benefit	7	2	(4)
Foreign withholding taxes	29	12	10
Non-deductible government settlements	—	—	30
U.S. tax on foreign dividends and subpart F income	195	57	26
Settlement of global tax audits	(54)	18	10
Other items, net	7	6	20
Income tax computed at effective worldwide tax rates	$68	$133	$(436)
Current and deferred tax (benefit) provision
The following table summarizes our income tax (benefit) provision for 2013, 2012 and 2011:

	2013		2012		2011
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$(60)	$(57)	$18	$24	$(18)	$(464)
Foreign	187	(9)	189	(96)	114	(64)
State and local	2	5	7	(9)	(1)	(3)
	$129	$(61)	$214	$(81)	$95	$(531)
Total income tax expense (benefit)		$68		$133		$(436)

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
Foreign government tax incentives
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We were able to recognize approximately $109 million, $37 million and $266 million of export credits in 2013, 2012 and 2011, respectively. We recognize export credits as they are monetized; however, future actions by the Brazilian government could limit our ability to monetize these export credits. As of December 31, 2013, approximately $66 million of future cash monetization remained, including $52 million of related court awarded fees, which is not expected to be payable for several years.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. It is unknown whether Brazilian courts will require that use of the reinstituted index be given retroactive effect for the July 2009 to December 2013 period, the effect of which would be to increase the amount of BEFIEX credits we would be entitled to recognize.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2013. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.2 billion Brazilian reais (equivalent to $530 million) as of December 31, 2013.
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
United States tax on foreign dividends
We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $116 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $3.5 billion at December 31, 2013. As of December 31, 2013, we had $1.4 billion of cash and equivalents on hand, of which $1.3 billion was held outside of the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable United States taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
Valuation allowances
At December 31, 2013, we had net operating loss carryforwards of $2.7 billion, $1.4 billion of which were United States state net operating loss carryforwards. Of the total net operating loss carryforwards, $1.1 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2033. As of December 31, 2013, we had $243 million of foreign tax credit carryforwards and $1.1 billion of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2017 and 2033.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $186 million at December 31, 2013 consists of $168 million of net operating loss carryforward deferred tax assets and $18 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.
Settlement of global tax audits
We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant United States federal tax examinations for the years before 2008, or any state, local or foreign income tax examinations by tax authorities for years before 2005.
Deferred tax liabilities and assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2013 and 2012:

Millions of dollars	2013	2012
Deferred tax liabilities
Intangibles	$517	$513
Property, net	141	138
LIFO inventory	49	54
Other	201	194
Total deferred tax liabilities	908	899
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	1,050	917
Pensions	311	557
Loss carryforwards	467	410
Inventory prepayment	93	307
Postretirement obligations	177	174
Foreign tax credit carryforwards	243	98
Research and development capitalization	239	190
Employee payroll and benefits	138	174
Accrued expenses	102	82
Product warranty accrual	58	58
Receivable and inventory allowances	51	54
Other	233	170
Total deferred tax assets	3,162	3,191
Valuation allowances for deferred tax assets	(186)	(130)
Deferred tax assets, net of valuation allowances	2,976	3,061
Net deferred tax assets	$2,068	$2,162

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Unrecognized tax benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2013	2012	2011
Balance, January 1	$178	$178	$190
Additions for tax positions of the current year	17	13	9
Additions for tax positions of prior years	6	16	10
Reductions for tax positions of prior years	(81)	(15)	(24)
Settlements during the period	(3)	(5)	(1)
Lapses of applicable statute of limitation	(4)	(9)	(6)
Balance, December 31	$113	$178	$178
It is reasonably possible that certain unrecognized tax benefits of $9 million could be settled with various related jurisdictions during the next 12 months.
Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $12 million and $4 million in 2013 and 2012, respectively, and a net expense of $17 million in 2011. We have accrued a total of $49 million and $74 million at December 31, 2013 and 2012, respectively.
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
A defined contribution plan is being provided to all United States employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost. The company provides annual match and automatic company contributions, in cash or company stock, of up to 7% of employees’ eligible pay. Our contributions during 2013, 2012 and 2011 were $68 million, $64 million and $68 million, respectively.
We provide postretirement health care benefits for eligible retired employees in the United States, Canada and Brazil. For our United States plan, which comprises the majority of our obligation, eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health and welfare benefit plans include cost-sharing provisions that limit our exposure for recent and future retirees and are contributory, with participants’ contributions adjusted annually. The plans are unfunded. We reserve the right to modify these benefits in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Defined Benefit - Pensions and Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Funded status
Fair value of plan assets	$2,835	$2,790	$206	$197	$—	$—
Benefit obligations	3,546	4,196	439	448	509	477
Funded status	$(711)	$(1,406)	$(233)	$(251)	$(509)	$(477)
Amounts recognized in the consolidated balance sheet
Noncurrent asset	$—	$—	$7	$5	$—	$—
Current liability	(7)	(7)	(14)	(19)	(51)	(55)
Noncurrent liability	(704)	(1,399)	(226)	(237)	(458)	(422)
Amount recognized	$(711)	$(1,406)	$(233)	$(251)	$(509)	$(477)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss (gain)	$1,215	$1,761	$98	$119	$42	$27
Prior service (credit) cost	(17)	(20)	3	4	(169)	(210)
Transition (asset) obligation	—	—	—	(1)	—	—
Amount recognized	$1,198	$1,741	$101	$122	$(127)	$(183)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Benefit obligation, beginning of year	$4,196	$3,872	$448	$373	$477	$488
Service cost	2	2	6	6	4	5
Interest cost	162	178	17	20	18	21
Plan participants’ contributions	—	—	1	1	8	9
Actuarial loss (gain)	(420)	425	(7)	65	(31)	25
Benefits paid, net of federal subsidy	(281)	(270)	(23)	(21)	(68)	(64)
Plan amendments	—	—	—	—	2	(2)
Acquisitions / divestitures	—	—	—	(2)	—	—
New plans	—	—	—	14	—	—
Transfer of benefits	(105)	—	—	—	105	—
Settlements / curtailment (gain)	(8)	(11)	(6)	(17)	—	(2)
Foreign currency exchange rates	—	—	3	9	(6)	(3)
Benefit obligation, end of year	$3,546	$4,196	$439	$448	$509	$477
Accumulated benefit obligation, end of year	$3,536	$4,181	$424	$428	$—	$—

During the fourth quarter 2013, we transferred $105 million of ancillary benefits, as allowed under ERISA, out of our United States qualified pension plans and into our United States retiree health and welfare benefit plan. The transfer had no impact on our Consolidated Financial Statements as of December 31, 2013.
During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees has initiated legal proceedings against Whirlpool asserting the above benefits are vested. We believe the outcome of the legal proceedings against Whirlpool will not have a material adverse effect on our Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012	2013	2012
Fair value of plan assets, beginning of year	$2,790	$2,573	$197	$170	$—	$—
Actual return on plan assets	207	317	13	19	—	—
Employer contribution	127	181	24	27	60	55
Plan participants’ contributions	—	—	1	1	8	9
Gross benefits paid	(281)	(270)	(23)	(21)	(68)	(64)
New plans	—	—	2	14	—	—
Settlements	(8)	(11)	(6)	(17)	—	—
Foreign currency exchange rates	—	—	(2)	4	—	—
Fair value of plan assets, end of year	$2,835	$2,790	$206	$197	$—	$—
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$2	$2	$2	$6	$6	$7	$4	$5	$8
Interest cost	162	178	192	17	20	20	18	21	31
Expected return on plan assets	(191)	(194)	(194)	(10)	(11)	(10)	—	—	—
Amortization:
Actuarial loss	62	46	31	6	4	4	1	1	1
Prior service cost (credit)	(3)	(3)	(3)	1	1	1	(39)	(42)	(43)
Curtailment gain	—	—	—	—	—	—	—	(52)	(35)
Settlement loss	3	5	—	1	3	2	—	—	—
Net periodic benefit cost	$35	$34	$28	$21	$23	$24	$(16)	$(67)	$(38)

On October 27, 2011 we announced the closure of our manufacturing facilities in Fort Smith, Arkansas and on August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana. Both closures triggered a curtailment in our United States retiree health and welfare benefit plan, resulting in curtailment gains of $52 million and $35 million in 2012 and 2011, respectively. The curtailment gains were recognized in our Consolidated Statements of Income as a component of cost of products sold with an offset to accumulated other comprehensive loss, net of tax.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Pre-Tax) in 2013

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial (gain) loss	$(481)	$(10)	$16
Actuarial (loss) gain recognized during the year	(65)	(10)	(1)
Current year prior service cost (credit)	—	—	2
Prior service credit (cost) recognized during the year	3	(1)	39
Total recognized in other comprehensive loss (pre-tax)	$(543)	$(21)	$56
Total recognized in net periodic benefit costs and other comprehensive loss (pre-tax)	$(508)	$—	$40

Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Loss into Net Periodic Pension Cost in 2014

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$43	$6	$—
Prior service (credit) cost	(3)	1	(39)
Total	$40	$7	$(39)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assumptions
Weighted-average assumptions used to determine benefit obligation at end of year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.95%	4.05%	4.16%	3.93%	4.95%	4.03%
Rate of compensation increase	4.50%	4.50%	3.40%	3.51%	—	—
Weighted-average assumptions used to determine net periodic cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.05%	4.80%	5.60%	3.93%	5.04%	5.20%	4.03%	5.03%	5.60%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.75%	5.40%	5.44%	5.40%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.50%	3.51%	3.48%	3.50%	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	—	—	7.00%	8.00%	8.00%
Ultimate rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	—	—	—	—	—	—	2017	2015	2015
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
Expected return on plan assets
In the United States, the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked since 1926 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent.
For foreign pension plans, the expected rate of return on plan assets was primarily determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.
Estimated impact of one percentage-point change in assumed health care cost trend rate
A one percentage point change in assumed health care cost trend rates would have the following effects on our health care plan:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	5	(5)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits(1)	Foreign Pension Benefits
2014	$160	$11

[1]	Contributions include $160 million of minimum contributions required by law.

Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2014	$274	$28	$51
2015	245	32	52
2016	248	22	51
2017	246	26	49
2018	247	25	44
2019-2023	1,230	131	187
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for plan assets is generally 42% equity and 58% fixed income, with exceptions for certain foreign pension plans. For our U.S. plan, the target allocation for equity securities is approximately 50% allocated to United States large-cap, 28% to international equity, 14% to United States mid and small-cap companies and 8% in venture capital. The target allocation for fixed income is allocated with 75% to corporate bonds and 25% to United States treasury and other government securities. The fixed income securities duration is intended to match that of our United States pension liabilities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our pension plan assets at December 31, 2013 and 2012, by asset category were as follows:

	December 31,
Millions of dollars	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Cash and equivalents	$23	$15	$—	$—	$—	$—	$23	$15
Government and government agency securities(a)
U.S. securities	—	—	432	433	—	—	432	433
International securities	—	—	131	104	—	—	131	104
Corporate bonds and notes (a)
U.S. companies	—	—	850	751	—	—	850	751
International companies	—	—	193	176	—	—	193	176
Equity securities (b)
U.S. companies	12	217	—	—	—	—	12	217
International companies	223	233	—	—	—	—	223	233
Mutual funds (c)	77	100	—	—	—	—	77	100
Common and collective funds (d)
U.S. equity securities	—	—	718	589	—	—	718	589
International equity securities	—	—	79	106	—	—	79	106
Short-term investment fund	—	—	87	49	—	—	87	49
Limited partnerships (e)
U.S. private equity investments	—	—	—	—	145	143	145	143
Diversified fund of funds	—	—	—	—	35	38	35	38
Emerging growth	—	—	—	—	18	15	18	15
Real estate (f)	—	—	11	10	—	—	11	10
All other investments	—	—	7	8	—	—	7	8
	$335	$565	$2,508	$2,226	$198	$196	$3,041	$2,987

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

(d)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.

(e)	Valued at estimated fair value based on the proportionate share of the limited partnerships fair value, as determined by the general partner.

(f)	Valued using the NAV of the fund, which is based on the fair value of underlying assets.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2012	$196
Realized gains (net)	16
Unrealized gains (net)	10
Purchases	14
Settlements	(38)
Balance, December 31, 2013	$198

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2013	2012	2013	2012
Projected benefit obligation	$3,546	$4,196	$397	$374
Fair value of plan assets	2,835	2,790	157	117
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2013	2012	2013	2012
Projected benefit obligation	$3,546	$4,196	$347	$359
Accumulated benefit obligation	3,536	4,181	340	346
Fair value of plan assets	2,835	2,790	110	105
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
We conduct business in two countries, the United States and Brazil, that individually comprised over 10% of consolidated net sales or long-lived assets within the last three years. The following table summarizes net sales and long-lived assets by geographic area:

Millions of dollars	United States	Brazil	All Other Countries	Total
2013:
Sales to external customers	$8,577	$3,295	$6,897	$18,769
Long-lived assets	4,461	335	1,671	6,467
2012:
Sales to external customers	$8,005	$3,337	$6,801	$18,143
Long-lived assets	4,412	377	1,694	6,483
2011:
Sales to external customers	$8,035	$3,343	$7,288	$18,666
Long-lived assets	4,464	405	1,717	6,586

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs and intangible asset impairment, if any. Intangible asset impairment and restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below:

	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2013	$10,178	$4,928	$3,024	$807	$(168)	$18,769
2012	9,631	4,950	2,874	847	(159)	18,143
2011	9,582	5,062	3,305	881	(164)	18,666
Intersegment sales
2013	$256	$174	$79	$257	$(766)	$—
2012	262	171	104	226	(763)	—
2011	216	187	167	217	(787)	—
Depreciation and amortization
2013	$238	$91	$95	$18	$98	$540
2012	260	97	93	18	83	551
2011	280	101	107	21	49	558
Operating profit (loss)
2013	$1,070	$557	$(4)	$34	$(408)	$1,249
2012	846	476	(51)	37	(439)	869
2011	398	642	1	30	(279)	792
Total assets
2013	$7,785	$3,380	$2,955	$921	$503	$15,544
2012	7,766	3,845	2,956	802	27	15,396
2011	7,894	3,620	2,839	797	31	15,181
Capital expenditures
2013	$254	$108	$101	$25	$90	$578
2012	219	100	88	24	45	476
2011	316	112	103	27	50	608

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
Millions of dollars, except per share data	Dec. 31		Sept. 30		Jun. 30		Mar. 31
	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$5,090	$4,791	$4,683	$4,494	$4,748	$4,510	$4,248	$4,348
Cost of products sold	4,181	3,979	3,837	3,791	3,931	3,782	3,522	3,698
Operating profit	354	258	313	213	328	194	254	204
Interest and sundry income (expense)	(82)	(35)	(16)	(38)	(39)	(22)	(18)	(17)
Net earnings	187	128	199	80	206	120	257	97
Net earnings available to Whirlpool	181	122	196	74	198	113	252	92

Per share of common stock: (1)
Basic net earnings	$2.31	$1.55	$2.46	$0.95	$2.48	$1.45	$3.18	$1.19
Diluted net earnings	2.26	1.52	2.42	0.94	2.44	1.43	3.12	1.17
Dividends	0.625	0.50	0.625	0.50	0.625	0.50	0.50	0.50

Market price range of common stock: (2)
High	$159.22	$104.21	$151.84	$86.47	$134.09	$77.04	$120.00	$79.39
Low	129.22	82.35	111.70	59.85	107.88	54.08	101.74	47.72
Close	156.86	101.75	146.44	82.91	114.36	61.16	118.46	76.86

(1)	The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.

(2)	Composite price as reported by the New York Stock Exchange.
(15)    PENDING ACQUISITION

On August 12, 2013, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., (“Whirlpool China”), reached agreements to acquire a 51% equity stake in Hefei Rongshida Sanyo Electric Co., Ltd., a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange (“Hefei Sanyo”).
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
The aggregate purchase price for the Share Purchase and the Share Subscription is RMB 3.4 billion (approximately $555 million as of December 31, 2013), subject, in each case, to certain adjustments if dividends are paid on the Hefei Sanyo shares. The purchase price for the Share Purchase is payable in USD based on the exchange rate as of August 9, 2013 and the purchase price for the Share Subscription is payable either in RMB or in USD based on the exchange rate on the payment date. The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The transaction also includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Share Purchase Agreement and Share Subscription Agreement contain representations and warranties regarding the shares of Hefei Sanyo, the Sellers’ and Hefei Sanyo’s authority, and customary covenants. The Share Purchase and Share Subscription are subject to customary closing conditions and the Share Purchase is subject to certain termination rights, including Sellers’ fiduciary termination right. In addition, the Share Purchase and the Share Subscription are subject to regulatory approvals. Approvals from the Ministry of Commerce of the People’s Republic of China (antitrust and foreign strategic investment), the State-owned Assets Supervision and Administration Commission of the State Council, and Hefei Sanyo shareholders (Share Purchase and Share Subscription) have been received. The China Securities Regulatory Commission approval (including waiver of a tender offer), as well as regulatory reviews and approvals by other governmental authorities, have not yet been received. The Share Purchase and Share Subscription are cross-conditional on one another. Under certain circumstances, including if the Share Purchase does not close by December 31, 2014 (or June 30, 2015 if the tax payment certificate has not yet been obtained), the Sellers will be entitled to retain a $20 million breakup fee paid by Whirlpool in February 2014. Both the Share Purchase and the Share Subscription are currently expected to close anytime between the end of the second quarter and the end of 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure controls and procedures. Whirlpool maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Whirlpool’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
Management’s annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. Management’s report is included on page 70 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting”.
Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 72 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
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
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 4, 2013, which is the date of our last proxy statement.

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
Mail Drop 2609
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
1. Financial statements
Individual financial statements of the registrant’s affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

2. Financial Statement Schedules - “Schedule II—Valuation and Qualifying Accounts” is contained on page 73 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) The exhibits listed in the “Exhibit Index” attached to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/S/ Larry M. Venturelli	February 18, 2014
Larry M. Venturelli Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/S/ JEFF M. FETTIG	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeff M. Fettig

/S/ MICHAEL A. TODMAN	Director and President, Whirlpool International
Michael A. Todman

/S/ LARRY M. VENTURELLI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Larry M. Venturelli

/S/ CHRISTOPHER J. KUEHN	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher J. Kuehn

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

MICHAEL F. JOHNSTON*	Director
Michael F. Johnston

WILLIAM T. KERR*	Director
William T. Kerr

JOHN D. LIU*	Director
John D. Liu

HARISH MANWANI*	Director
Harish Manwani

WILLIAM D. PEREZ*	Director
William D. Perez

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/S/ KIRSTEN J. HEWITT	Attorney-in-Fact	February 18, 2014
Kirsten J. Hewitt

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
February 18, 2014

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
The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on our assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2013.
Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page 72.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.
/s/      ERNST & YOUNG LLP
Chicago, Illinois
February 18, 2014

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 18, 2014 expressed an unqualified opinion thereon.
/s/      ERNST & YOUNG LLP
Chicago, Illinois
February 18, 2014

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2013, 2012 and 2011
(Millions of dollars)

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts / Other	Deductions —Describe (A)	Balance at End of Period
Year Ended December 31, 2013:
Allowance for doubtful accounts— accounts receivable	60	21	—	(8)	73
Year Ended December 31, 2012:
Allowance for doubtful accounts— accounts receivable	61	23	—	(24)	60
Year Ended December 31, 2011:
Allowance for doubtful accounts— accounts receivable	66	17	—	(22)	61
Note A—The amounts represent accounts charged off, less translation adjustments and transfers. Recoveries were nominal for 2013, 2012 and 2011.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2013
The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a “(Z).”

Number and Description of Exhibit
3(i)
Restated Certificate of Incorporation of Whirlpool Corporation (amended and restated as of April 22, 2009). [Incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (Commission file number 1-3932)
filed on April 23, 2009]

3(ii)
By-Laws of Whirlpool Corporation (amended and restated as of April 17, 2012). [Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 20, 2012]

4(i)
The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

4(ii)
Indenture dated as of April 15, 1990 between Whirlpool Corporation and Citibank, N.A. [Incorporated by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (Commission file number 33-40249) filed on May 6, 1991]

4(iii)
Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (Commission file number 333-32886) filed on March 21, 2000]

4(iv)
Indenture dated as of June 15, 1987 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Maytag Corporation’s Quarterly Report on Form 10-Q (Commission file number 1-00655) for the quarter ended June 30, 1987]

4(v)
Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference from Exhibit 4.1 to Maytag Corporation’s Form 8-K (Commission file number 1-00655) filed on October 31, 2001]

4(vi)
Tenth Supplemental Indenture dated as of December 30, 2010, between Maytag Corporation, Whirlpool Corporation and The Bank of New York Mellon Trust Company, N.A. [Incorporated by reference from Exhibit 4(vi) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2010]

4(vii)
Form of 8.6% Notes due 2014, issued under the Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.). [Incorporated by reference from Annex Bto the Certificate of Designated Officers, Exhibit 4.1 to the Company’s Form 8-K (Commission file number 333-157392) filed on May 5, 2009]

4(viii)
Form of 4.850% Notes due 2021 issued under the Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Annex A to the Certificate of Designated Officers, Exhibit 4.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on June 7, 2011]

4(ix)
Form of 4.700% Notes due 2022 issued under the Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Annex A to the Certificate of Designated Officers, Exhibit 4.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on June 1, 2012]

4(x)
Form of 3.700% Notes due 2023 and Form of 5.150% Notes due 2043 issued under the Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Annex A-1 and Annex A-2, respectively, to the Certificate of Designated Officers, Exhibit 4.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on February 27, 2013]

Number and Description of Exhibit
10(i)(a)
Amended and Restated Long-Term Five-Year Credit Agreement dated as of June 28, 2011 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., Certain Financial Institutions and JPMorgan Chase Bank, N.A., as Administrative Agent and Fronting Agent and The Royal Bank of Scotland PLC, as Syndication Agent, BNP Paribas and Citibank, N.A., as Documentation Agents, J.P. Morgan Securities LLC and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunners. [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on July 1, 2011]

10(iii)(a)
Whirlpool Corporation Nonemployee Director Stock Ownership Plan (amended as of February 16, 1999, effective April 20, 1999). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 1999 annual meeting of stockholders]

10(iii)(b)
Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1994]

10(iii)(c)
Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993). (Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(d)
Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(e)
Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 21, 2005]

10(iii)(f)
Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2008). (Z) [Incorporated by reference to Exhibit 10(iii)(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) filed on April 24, 2008]

10(iii)(g)
Nonemployee Director Stock Option Form of Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) filed on April 24, 2008]

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(i)
Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1999]

10(iii)(j)
Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1999]

10(iii)(k)
Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2000 annual meeting of stockholders filed on March 13, 2000]

10(iii)(l)
Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002). (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2002 annual meeting of stockholders filed on March 8, 2002]

10(iii)(m)
Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007). (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2007 annual meeting of stockholders filed on March 12, 2007]

10(iii)(n)
Omnibus Equity Plans 409A Amendment (effective December 19, 2008). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

Number and Description of Exhibit
10(iii)(o)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(p)
Whirlpool Corporation Amended and Restated 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Commission file number 333-187948) filed on April 16, 2013]

10(iii)(q)
Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1995]

10(iii)(r)
Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement. (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(s)
Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K (Commission file number 1-3932) filed on January 25, 2005]

10(iii)(t)
Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans). (Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2001]

10(iii)(u)
Addendum to Whirlpool Corporation Special Retention Program Features (effective January 1, 2005). (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(v)
Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04). (Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K (Commission file number 1-3932) filed on January 25, 2005]

10(iii)(w)
Form of Restricted Stock Unit Agreement (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on June 21, 2010]

10(iii)(x)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(y)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(z)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant (Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(aa)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(d) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(bb)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2012]

10(iii)(cc)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit / Performance Unit Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2012]

10(iii)(dd)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on August 23, 2010]

Number and Description of Exhibit
10(iii)(ee)	Whirlpool Corporation Performance Excellence Plan. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 23, 2009]

10(iii)(ff)
Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992). (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(gg)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(hh)
Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(x) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2009]

10(iii)(ii)
Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(dd) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(jj)
Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009). (Z) [Incorporated by reference from Exhibit 10(iii)(ee) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(kk)	Whirlpool Corporation Form of Indemnity Agreement. (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on February 23, 2006]

10(iii)(ll)
Employment Agreement with Jose A. Drummond dated October 1, 2008. (Z) [Incorporated by reference from Exhibit 10(iii)(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010]

10(iii)(mm)	Amendment to Employment Agreement of Jose A. Drummond, dated May 1, 2012. [Incorporated by reference from Exhibit 10(iii) to the Company’s Form 10-Q for the quarter ended June 30, 2012]

10(iii)(nn)
Business Confidentiality, Non Competition and Other Covenants Agreement with Jose A. Drummond, dated March 14, 2013 (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on March 15, 2013]

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

Number and Description of Exhibit
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document