Form 10-Q
period 2014-03-31
WHIRLPOOL CORP /DE/
filed 2014-04-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (269) 923-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 18, 2014
Common stock, par value $1 per share	77,741,708

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three Months Ended March 31, 2014

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within the Management's Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
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
We undertake no obligation to update any forward-looking statement, and investors are advised to review disclosures in our filings with the SEC. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. Therefore, investors should not consider the foregoing factors to be an exhaustive statement of all risks, uncertainties, or factors that could potentially cause actual results to differ from forward-looking statements. Additional information concerning these and other factors can be found in “Risk Factors” in Part II, Item 1A of this report.
Unless otherwise indicated, the terms “Whirlpool,” "the Company," “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2014	2013
Net sales	$4,363	$4,248
Expenses
Cost of products sold	3,608	3,522
Gross margin	755	726
Selling, general and administrative	439	421
Intangible amortization	6	9
Restructuring costs	29	42
Operating profit	281	254
Other income (expense)
Interest and sundry income (expense)	(23)	(18)
Interest expense	(44)	(46)
Earnings before income taxes	214	190
Income tax expense (benefit)	50	(67)
Net earnings	164	257
Less: Net earnings available to noncontrolling interests	4	5
Net earnings available to Whirlpool	$160	$252
Per share of common stock
Basic net earnings available to Whirlpool	$2.06	$3.18
Diluted net earnings available to Whirlpool	$2.02	$3.12
Dividends declared	$0.625	$0.50
Weighted-average shares outstanding (in millions)
Basic	78.1	79.3
Diluted	79.4	80.7
Comprehensive income
Comprehensive income	$206	$226

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and equivalents	$1,672	$1,380
Accounts receivable, net of allowance of $75 and $73, respectively	2,080	2,005
Inventories	2,666	2,408
Deferred income taxes	421	549
Prepaid and other current assets	744	680
Total current assets	7,583	7,022
Property, net of accumulated depreciation of $6,369 and $6,278, respectively	3,054	3,041
Goodwill	1,722	1,724
Other intangibles, net of accumulated amortization of $243 and $237, respectively	1,697	1,702
Deferred income taxes	1,689	1,764
Other noncurrent assets	295	291
Total assets	$16,040	$15,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,721	$3,865
Accrued expenses	753	710
Accrued advertising and promotions	287	441
Employee compensation	487	456
Notes payable	2	10
Current maturities of long-term debt	610	607
Other current liabilities	594	705
Total current liabilities	6,454	6,794
Noncurrent liabilities
Long-term debt	2,662	1,846
Pension benefits	905	930
Postretirement benefits	453	458
Other noncurrent liabilities	353	482
Total noncurrent liabilities	4,373	3,716
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 109 million shares issued, and 77 million shares outstanding	109	109
Additional paid-in capital	2,474	2,453
Retained earnings	5,896	5,784
Accumulated other comprehensive loss	(1,256)	(1,298)
Treasury stock, 32 million shares	(2,124)	(2,124)
Total Whirlpool stockholders’ equity	5,099	4,924
Noncontrolling interests	114	110
Total stockholders’ equity	5,213	5,034
Total liabilities and stockholders’ equity	$16,040	$15,544

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2014	2013
Operating activities
Net earnings	$164	$257
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	127	129
Changes in assets and liabilities:
Accounts receivable	(78)	(58)
Inventories	(243)	(223)
Accounts payable	(172)	(141)
Accrued advertising and promotions	(152)	(105)
Taxes deferred and payable, net	20	(92)
Accrued pension and postretirement benefits	(31)	(45)
Employee compensation	38	29
Other	(12)	(56)
Cash used in operating activities	(339)	(305)
Investing activities
Capital expenditures	(123)	(74)
Proceeds from sale of assets	6	3
Investment in business	(21)	(2)
Other	—	(24)
Cash used in investing activities	(138)	(97)
Financing activities
Proceeds from borrowings of long-term debt	817	499
Repayments of long-term debt	(2)	(503)
Dividends paid	(48)	(39)
Net repayments of short-term borrowings	(8)	(3)
Common stock issued	11	37
Other	—	(5)
Cash provided by (used in) financing activities	770	(14)
Effect of exchange rate changes on cash and equivalents	(1)	(2)
Increase (decrease) in cash and equivalents	292	(418)
Cash and equivalents at beginning of period	1,380	1,168
Cash and equivalents at end of period	$1,672	$750

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2013.
Management believes that the accompanying Consolidated Condensed Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.
We have eliminated all material intercompany transactions in our Consolidated Condensed Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless that company is deemed to be a variable interest entity in which we are considered to have a controlling financial interest. We did not control any company in which we had an ownership interest of 50% or less for any period presented in our Consolidated Condensed Financial Statements.
Certain prior year amounts in the Consolidated Condensed Financial Statements have been reclassified to conform with current year presentation.
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted the provisions of this amendment during 2014, which resulted in a reclassification between other non-current liabilities and non-current deferred income tax assets of approximately $53 million. The adoption did not change existing recognition and measurement requirements in our Consolidated Condensed Financial Statements.
Issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Condensed Financial Statements.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at March 31, 2014 and December 31, 2013.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Money market funds (1)	$736	$465	$736	$465	$—	$—	$736	$465
Net derivative contracts	—	—	—	—	6	(25)	6	(25)
Available for sale investments	21	8	43	18	—	—	43	18
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
In March 2014, Whirlpool sold approximately 7.4 million shares held in Alno AG, a long-standing European customer, for approximately $5 million. This transaction resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $3.4 billion and $2.6 billion at March 31, 2014 and December 31, 2013, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2014	December 31, 2013
Finished products	$2,195	$1,950
Raw materials and work in process	631	622
	2,826	2,572
Less: excess of FIFO cost over LIFO cost	(160)	(164)
Total inventories	$2,666	$2,408
LIFO inventories represented 41% and 39% of total inventories at March 31, 2014 and December 31, 2013, respectively.
(4)    FINANCING ARRANGEMENTS
On February 25, 2014, we completed a debt offering of $250 million principal amount of 1.35% notes due in 2017, $250 million principal amount of 2.40% notes due in 2019 and $300 million principal amount of 4.00% notes due in 2024 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.
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

Since the government investigations commenced in February 2009, Embraco, and other compressor manufacturers, have been named as defendants in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors during certain periods beginning in 1996 or later. We have resolved certain claims and certain claims remain pending. Additional lawsuits could be filed.
In February 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of U.S. “direct purchasers” of compressors which provides for, among other things, the payment by Embraco of up to $30 million (subject to reduction for "opt-outs") in exchange for a release by all settlement class members. The settlement agreement, which was preliminarily approved by the court on January 9, 2014 and remains subject to final court approval, does not cover any claims by direct purchasers which opted out of the proposed settlement class, or claims by "indirect purchasers".
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $411 million since 2009, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At March 31, 2014, $99 million remains accrued, with installment payments of $47 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million of BEFIEX credits during the three months ended March 31, 2014, compared to $16 million for the same period in 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognize export credits as they are monetized.
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
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.3 billion Brazilian reais (approximately $553 million as of March 31, 2014).
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

Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 199 million Brazilian reais (approximately $88 million as of March 31, 2014), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 109 million Brazilian reais (approximately $48 million as of March 31, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in payments, including principal and discounted interest and penalties, of 123 million Brazilian reais (approximately $54 million as of March 31, 2014), to be paid in 30 monthly installments, increased by monetary adjustments at the Selic rate.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including BEFIEX credits, which are at various stages of review in numerous administrative and judicial proceedings. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions; however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and recall reserves for the periods presented:

Millions of dollars	2014	2013
Balance at January 1	$191	$187
Issuances/accruals during the period	63	84
Settlements made during the period	(74)	(89)
Balance at March 31	$180	$182
Current portion	$143	$143
Non-current portion	37	39
Total	$180	$182
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2014 and December 31, 2013, the guaranteed amounts totaled $493 million and $485 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.2 billion and $1.3 billion at March 31, 2014 and December 31, 2013, respectively. Our total outstanding bank indebtedness under guarantees at March 31, 2014 and December 31, 2013 was nominal.

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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables, inventory, and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected currently in interest and sundry income (expense) for both the payable/receivable and the derivative. Therefore, as a result of the economic hedge, we do not elect hedge accounting.
Commodity Price Risk
We enter into swap and option contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2014 and December 31, 2013, there were no outstanding interest rate derivatives.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at March 31, 2014 and December 31, 2013:

			Fair Value of				Type of Hedge(1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2014	2013	2014	2013	2014	2013		2014	2013
Derivatives accounted for as hedges
Foreign exchange forwards/options	$746	$744	$21	$16	$5	$10	(CF/FV)	13	14
Commodity swaps/options	378	363	5	8	21	13	(CF)	33	36
Total derivatives accounted for as hedges			$26	$24	$26	$23
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,222	$1,274	$22	$6	$16	$32	N/A	11	12
Commodity swaps/options	8	1	—	—	—	—	N/A	12	4
Total derivatives not accounted for as hedges:			22	6	16	32
Total derivatives			$48	$30	$42	$55

Current			$46	$28	$39	$54
Noncurrent			2	2	3	1
Total derivatives			$48	$30	$42	$55

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31 as follows:

Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2014	2013	2014	2013
Foreign exchange	$15	$15	$3	$—
Commodity	(15)	(18)	(4)	(2)
	$—	$(3)	$(1)	$(2)

Derivatives not Accounted for as Hedges - Millions of dollars	Gain Recognized on Derivatives not Accounted for as Hedges (2)
	2014	2013
Foreign exchange	$22	$3

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in cost of products sold.

(2)	Mark to market gains and losses recognized in income are recorded in interest and sundry expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended March 31, 2014 and 2013. For fair value hedges, the amount of gain or loss and offsetting gain or loss on the hedged item that were recognized in interest and sundry income (expense) was nominal for the periods ended March 31, 2014 and 2013. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized was nominal for the periods ended March 31, 2014 and 2013.
(7)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2014			2013
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$28	$—	$28	$(38)	$—	$(38)
Cash flow hedges	1	—	1	—	—	—
Pension and other postretirement benefits plans	2	(1)	1	7	(1)	6
Available for sale securities	12	—	12	1	—	1
Other comprehensive income (loss)	43	(1)	42	(30)	(1)	(31)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$43	$(1)	$42	$(31)	$(1)	$(32)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that were included in net earnings for the three months ended March 31, 2014:

Component - Accumulated Other Comprehensive Loss	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$1	Cost of products sold
Pension and postretirement benefits, pre-tax	2	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2013	$5,034	$4,924	$110
Net earnings	164	160	4
Other comprehensive income (loss)	42	42	—
Comprehensive income	206	202	4
Common stock	—	—	—
Treasury stock	—	—	—
Additional paid-in capital	21	21	—
Dividends declared on common stock	(48)	(48)	—
Stockholders’ equity, March 31, 2014	$5,213	$5,099	$114
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2014	2013
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$160	$252
Denominator for basic earnings per share – weighted-average shares	78.1	79.3
Effect of dilutive securities – share-based compensation	1.3	1.4
Denominator for diluted earnings per share – adjusted weighted-average shares	79.4	80.7
Anti-dilutive stock options/awards excluded from earnings per share	—	0.3
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time. The program does not obligate us to repurchase any of our shares.
(8)    RESTRUCTURING CHARGES

During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan have been announced and are now substantially complete. Approximately $50 million in charges related to actions authorized under the 2011 Plan remain and will be recognized primarily during 2014.
In January 2014, the Company announced the closure of a microwave oven manufacturing facility in EMEA by the end of 2014. This action, combined with other organizational efficiency actions in EMEA, are expected to result in charges of approximately $50 million in 2014 primarily related to employee termination costs, non-cash asset impairment costs and facility exit costs.

The following table summarizes the change in our combined restructuring liability for the period ended March 31, 2014:

Millions of dollars	December 31, 2013	Charge to Earnings	Cash Paid	Non-cash and Other	March 31, 2014
Employee termination costs	$74	$18	$(25)	$(2)	$65
Asset impairment costs	—	6	—	(6)	—
Facility exit costs	14	2	(5)	—	11
Other exit costs	18	3	(3)	—	18
Total	$106	$29	$(33)	$(8)	$94

The following table summarizes 2014 restructuring charges by operating segment:

Millions of dollars	2014 Charges
North America	$6
EMEA	23
Total	$29
(9)    INCOME TAXES
Income tax expense for the three months ended March 31, 2014 was $50 million, compared to income tax benefit of $(67) million in the same period of 2013. The following table summarizes the difference between income tax expense (benefit) at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2014	2013
Earnings before income taxes	$214	$190
Income tax expense computed at United States statutory tax rate	$75	$67
U.S. government tax incentives, including Energy Tax Credits	—	(94)
U.S. foreign income items, net of credits	(12)	(22)
Foreign government tax incentive, including BEFIEX	(5)	(11)
Other	(8)	(7)
Income tax (benefit) expense computed at effective worldwide tax rates	$50	$(67)
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(10)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1	$2	$1	$1
Interest cost	42	41	4	4	6	5
Expected return on plan assets	(48)	(48)	(3)	(3)	—	—
Amortization:
Actuarial loss	11	16	2	2	—	—
Prior service credit	(1)	(1)	—	—	(10)	(10)
Settlement and curtailment loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$4	$8	$4	$5	$(3)	$(4)

(11)    OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker, or decision making group, evaluates performance based upon each segment’s operating profit (loss), which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests, intangible asset impairment and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and intangible asset impairments, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2014	$2,331	$1,187	$720	$166	$(41)	$4,363
2013	2,235	1,197	668	187	(39)	4,248
Intersegment sales
2014	57	42	26	64	(189)	—
2013	72	41	18	53	(184)	—
Depreciation and amortization
2014	60	22	24	5	16	127
2013	58	25	25	4	17	129
Operating profit (loss)
2014	228	123	7	5	(82)	281
2013	218	130	(8)	3	(89)	254
Total assets
March 31, 2014	8,068	3,524	2,741	919	788	16,040
December 31, 2013	7,785	3,380	2,955	921	503	15,544
Capital expenditures
2014	48	34	23	2	16	123
2013	34	16	13	3	8	74

(12)    PENDING ACQUISITION
On August 12, 2013, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., (“Whirlpool China”), reached agreements to acquire a 51 percent equity stake in Hefei Rongshida Sanyo Electric Co., Ltd., a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange (“Hefei Sanyo”).

Pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) among Whirlpool China, SANYO Electric Co., Ltd. (“Sanyo Japan”), and SANYO Electric (China) Co., Ltd. (“Sanyo China”, and together with Sanyo Japan, the “Sellers”), Whirlpool China expects to purchase the 157,245,200 shares (or 29.51%) of Hefei Sanyo currently held by the Sellers (such transaction, the “Share Purchase”).

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

The aggregate purchase price for the Share Purchase and the Share Subscription is RMB 3.4 billion (approximately $552 million as of March 31, 2014), subject, in each case, to certain adjustments if dividends are paid on the Hefei Sanyo shares. The purchase price for the Share Purchase is payable in USD based on the exchange rate as of August 9, 2013 and the purchase price for the Share Subscription is payable either in RMB or in USD based on the exchange rate on the payment date. The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The transaction also includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation.

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2014	2013	Change
Net sales	$4,363	$4,248	2.7%
Gross margin	755	726	4.0%
Selling, general and administrative	439	421	4.3%
Restructuring costs	29	42	(32.1)%
Interest and sundry income (expense)	(23)	(18)	31.8%
Interest expense	(44)	(46)	(4.2)%
Income tax expense (benefit)	50	(67)	nm
Net earnings available to Whirlpool	160	252	(36.3)%
Diluted net earnings available to Whirlpool per share	$2.02	$3.12	(35.3)%
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the three months ended March 31:

	Units Sold (in thousands)
Region	2014	2013	Change
North America	5,729	5,534	3.6%
Latin America	3,320	2,885	15.1%
EMEA	2,750	2,566	7.1%
Asia	823	857	(4.0)%
Consolidated	12,622	11,842	6.6%

	Net Sales (in millions)
Region	2014	2013	Change
North America	$2,331	$2,235	4.3%
Latin America	1,187	1,197	(0.8)%
EMEA	720	668	7.9%
Asia	166	187	(11.3)%
Other/eliminations	(41)	(39)	nm
Consolidated	$4,363	$4,248	2.7%
nm: not meaningful
Consolidated net sales for the three months ended March 31, 2014 increased 2.7% compared to the same period in 2013, primarily driven by an increase in units sold, partially offset by foreign currency. Excluding the impact of foreign currency, consolidated net sales for the three months ended March 31, 2014 increased 5.9% compared to the same period in 2013.
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

Significant regional trends were as follows:

•
North America net sales increased 4.3% for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven primarily by an increase in units sold and favorable product price/mix. Foreign currency did not have a significant impact on North America net sales compared to the same period in 2013.

•
Latin America net sales decreased 0.8% for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily due to the unfavorable impacts of foreign currency, partially offset by an increase in units sold. Excluding the impact of foreign currency and BEFIEX credits, net sales increased 10.5% for the three months ended March 31, 2014, compared to the same period in 2013.

We monetized $14 million of BEFIEX credits during the three months ended March 31, 2014, compared to $16 million for the same period in 2013. As of March 31, 2014, approximately $53 million of future cash monetization for court awarded fees subject to a separate agreement remained, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.

•
EMEA net sales increased 7.9% for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily due to an increase in units sold and favorable impacts from foreign currency, partially offset by product price/mix. Excluding the impact of foreign currency, net sales increased 3.7% for the three months ended March 31, 2014, compared to the same period in 2013.

•
Asia net sales decreased 11.3% for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily driven by the unfavorable impact of foreign currency and a decrease in units sold. Excluding the impact of foreign currency, net sales decreased 3.9% for three months ended March 31, 2014, compared to the same period in 2013.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended March 31,
Percentage of net sales	2014	2013	Change
North America	17.9%	17.3%	0.6	pts
Latin America	17.7%	19.1%	(1.4)	pts
EMEA	13.3%	11.4%	1.9	pts
Asia	18.6%	17.4%	1.2	pts
Consolidated	17.3%	17.1%	0.2	pts
The consolidated gross margin percentage for the three months ended March 31, 2014 was comparable to the same period in 2013, primarily due to the favorable impacts from productivity and product price/mix, partially offset by foreign currency.
Significant regional trends were as follows:

•
North America gross margin increased for the three months ended March 31, 2014 compared to the same period in 2013, reflecting higher volumes and favorable impacts from ongoing cost productivity, partially offset by high material costs.

•
Latin America gross margin decreased for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to higher material costs and unfavorable currency, partially offset by favorable product price/mix.

•
EMEA gross margin increased for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the benefit of cost and capacity reductions, partially offset by unfavorable product price/mix.

•
Asia gross margin increased for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to favorable product price/mix, partially offset by unfavorable foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended March 31,
Millions of dollars	2014	As a % of Net Sales	2013	As a % of Net Sales
North America	$185	7.9%	$161	7.2%
Latin America	87	7.3%	98	8.2%
EMEA	88	12.2%	83	12.5%
Asia	26	15.7%	29	15.7%
Corporate/other	53	—	50	—
Consolidated	$439	10.1%	$421	9.9%
Consolidated selling, general and administrative expenses increased compared to 2013, primarily due to an increase in brand investment.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan have been announced and are now substantially complete. Approximately$50 million in charges related to actions authorized under the 2011 Plan remain and will be recognized primarily during 2014.
In January 2014, the Company announced the closure of a microwave oven manufacturing facility in EMEA by the end of 2014. This action, combined with other organizational efficiency actions in EMEA, are expected to result in charges of approximately $50 million in 2014 primarily related to employee termination costs, non-cash asset impairment costs and facility exit costs.

We incurred restructuring charges of $29 million for the three months ended March 31, 2014 compared to $42 million for the comparable period in 2013. We expect to incur charges of approximately $100 million during 2014, consistent with previous guidance. Additional information about restructuring activities can be found in Note 8 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three months ended March 31, 2014 increased compared to the same period in 2013, primarily due to the negative impacts from foreign currency.
Interest Expense
Interest expense for the three months ended March 31, 2014 decreased compared to the same period in 2013, primarily due to lower average rates on long-term debt.
Income Taxes
Income tax expense for the three months ended March 31, 2014 was $50 million, compared to income tax benefit of $(67) million in the same period of 2013. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2014	2013
Earnings before income taxes	$214	$190
Income tax expense computed at United States statutory tax rate	75	67
U.S. government tax incentives, including Energy Tax Credits	—	(94)
U.S. foreign income items, net of credits	(12)	(22)
Foreign government tax incentive, including BEFIEX	(5)	(11)
Other	(8)	(7)
Income tax (benefit) expense computed at effective worldwide tax rates	$50	$(67)
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2014 to be within the following ranges:

Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2014	$11.05	—	$11.55
Including:
BEFIEX credits	$0.18
Restructuring expense	$(0.95)
Investment expense	$(0.21)
Antitrust resolutions	$(0.01)

Industry demand
North America	5%	—	7%
Latin America	Flat
EMEA	0%	—	2%
Asia	0%	—	3%
For the full-year 2014, we expect to generate free cash flow of approximately $700 million, including restructuring cash outlays of up to $150 million, capital spending of $625 million to $675 million and U.S. pension contributions of approximately $160 million.

The table below reconciles projected 2014 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by (used in) continuing operations after capital expenditures and proceeds from the sale of assets and businesses.

	2014
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,325	—	$1,375
Capital expenditures and proceeds from sale of assets/businesses	(625)	—	(675)
Free cash flow	$700	—	$700
The projections above are based on many estimates and are inherently subject to change based on future decisions made by management and the Board of Directors of Whirlpool and significant economic, competitive, and other uncertainties and contingencies.
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
Recent improvements in consumer confidence and housing within the United States have begun a trend away from the recessionary demand environment experienced in recent years. These improvements have offset the financial impact from higher global material costs and economic weakness throughout the Eurozone. While we continue to expect that we will operate under uncertain and volatile global economic conditions, we believe that the improving trends in the United States and our recently executed and announced cost and capacity reductions will allow us to generate operating cash flow, which together with access to sufficient sources of liquidity, will be adequate to meet our ongoing requirements to fund our operations.
As disclosed on our current report on Form 8-K, which we filed with the SEC on August 13, 2013, on August 12, 2013, Whirlpool’s wholly-owned Chinese subsidiary entered into agreements to acquire a 51 % equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. (“Hefei Sanyo”), through two transactions, for an aggregate purchase price of RMB 3.4 billion (approximately $552 million as of March 31, 2014). The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The acquisition, which has been approved by Hefei Sanyo’s board of directors, is subject to certain closing conditions. Approvals from the Ministry of Commerce of the People’s Republic of China (antitrust and foreign strategic investment), the State-owned Assets Supervision and Administration Commission of the State Council, and Hefei Sanyo shareholders (share purchase and private placement transactions) have been received. The China Securities Regulatory Commission approval (including waiver of a tender offer), as well as regulatory reviews and approvals by other governmental authorities, have not yet been received. The acquisition is also subject to a $20 million breakup fee. Whirlpool currently expects to close the transactions anytime between the end of the second quarter and the end of 2014. Additionally, the transaction includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation. Additional information about the transaction can be found in Note 12 of the Notes to the Consolidated Condensed Financial Statements.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, our United States pension plans and returns to shareholders. We also have $610 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.

We continue to monitor the general financial instability and uncertainty throughout Europe. At March 31, 2014, we had cash, cash equivalents and third-party receivables of approximately $204 million in Belgium, which was the only country in Europe with exposures for cash, cash equivalents and third party receivables greater than 1% of our consolidated assets. At March 31, 2014, we had $93 million in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. In April 2013, we agreed to convert €30 million (approximately $41 million as of March 31, 2014) of past due receivables into a note receivable at a fair market interest rate. The terms of the short-term and long-term notes, in the aggregate, require payment of approximately €18 million (approximately $25 million as of March 31, 2014) due in 2014 and €20 million (approximately $28 million as of March 31, 2014) due in 2017. In March 2014, Whirlpool sold approximately 7.4 million shares held in Alno AG, a long-standing European customer, for approximately $5 million. This transaction resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2014	2013
Cash provided by (used in):
Operating activities	$(339)	$(305)
Investing activities	(138)	(97)
Financing activities	770	(14)
Effect of exchange rate changes on cash	(1)	(2)
Net increase (decrease) in cash and equivalents	$292	$(418)
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2014 increased compared to the same period in 2013, which primarily reflects increased funding for higher volumes and brand investment.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2014 increased compared to the same period in 2013, which primarily reflects continued capital investments to support new product innovation and a $20 million deposit related to the pending acquisition of Hefei Sanyo, partially offset by proceeds from the sale of a portion of our shares held in Alno.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2014 increased compared to the same period in 2013 primarily due to the completion of an $800 million debt offering in February 2014. The proceeds of the debt offering will primarily be used to pay a $500 million note maturing in the second quarter of 2014 and a $100 million note maturing in the third quarter of 2014, in addition to other general corporate purposes. Additional information about the debt offering can be found in Note 4 of the Notes to the Consolidated Condensed Financial Statements. At March 31, 2014, we had no commercial paper borrowings outstanding.
Dividends
In April 2014, we announced a 20% increase in our quarterly dividend on our common stock to 75 cents per share from 62.5 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with debt agreements, unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations. At March 31, 2014, we had approximately $429 million outstanding under these agreements.

Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time. The program does not obligate us to repurchase any of our shares.
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
Since the government investigations commenced in February 2009, Embraco, and other compressor manufacturers, have been named as defendants in related antitrust lawsuits in various jurisdictions seeking damages in connection with the pricing of compressors during certain periods beginning in 1996 or later. We have resolved certain claims and certain claims remain pending. Additional lawsuits could be filed.
In February 2013, Embraco entered into a settlement agreement with plaintiffs representing a proposed settlement class of U.S. “direct purchasers” of compressors which provides for, among other things, the payment by Embraco of up to $30 million (subject to reduction for "opt-outs") in exchange for a release by all settlement class members. The settlement agreement, which was preliminarily approved by the court on January 9, 2014 and remains subject to final court approval, does not cover any claims by direct purchasers which opted out of the proposed settlement class, or claims by "indirect purchasers".
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $411 million since 2009, including fines, defense costs and other expenses. These charges have been recorded within interest and sundry income (expense). At March 31, 2014, $99 million remains accrued, with installment payments of $47 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million of BEFIEX credits during the three months ended March 31, 2014, compared to $16 million for the same period in 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognize export credits as they are monetized.
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

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.3 billion Brazilian reais (approximately $553 million as of March 31, 2014).
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 199 million Brazilian reais (approximately $88 million as of March 31, 2014), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 109 million Brazilian reais (approximately $48 million as of March 31, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in payments, including principal and discounted interest and penalties, of 123 million Brazilian reais (approximately $54 million as of March 31, 2014), to be paid in 30 monthly installments, increased by monetary adjustments at the Selic rate.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including BEFIEX credits, which are at various stages of review in numerous administrative and judicial proceedings. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions; however, each of these matters may take several years to resolve and the outcome of litigation is inherently unpredictable.
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
Conflict Minerals
In August 2012, the SEC issued final rules requiring disclosure of the use of conflict minerals (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We are currently analyzing the results of our conflict mineral due diligence process undertaken for the 2013 calendar year and intend to file a report, as required by the SEC, by June 2, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

(b)	Changes in internal control over financial reporting
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time. The program does not obligate us to repurchase any of our shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None
ITEM 6.    EXHIBITS

Exhibit 10(iii)(a)	Whirlpool Corporation Performance Excellence Plan

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	April 25, 2014