Form 10-Q
period 2014-06-30
WHIRLPOOL CORP /DE/
filed 2014-07-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 18, 2014
Common stock, par value $1 per share	77,992,391

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Six Months Ended June 30, 2014

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) acquisition and investment-related risk, including risks associated with our pending acquisitions of Hefei Sanyo and Indesit; (4) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (5) product liability and product recall costs; (6) inventory and other asset risk; (7) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (8) the uncertain global economy; (9) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (10) Whirlpool's ability to maintain its reputation and brand image; (11) fluctuations in the cost of key materials (including steel, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (12) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (13) the effects and costs of governmental investigations or related actions by third parties; (14) Whirlpool's ability to obtain and protect intellectual property rights; (15) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (16) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans;  (17) information technology system failures and data security breaches; (18) the impact of labor relations; (19) our ability to attract, develop and retain executives and other qualified employees; (20) changes in the legal and regulatory environment including environmental and health and safety regulations; and (21) the ability of Whirlpool to manage foreign currency fluctuations.
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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Net sales	$4,682	$4,748	$9,045	$8,996
Expenses
Cost of products sold	3,895	3,931	7,503	7,453
Gross margin	787	817	1,542	1,543
Selling, general and administrative	457	453	896	874
Intangible amortization	5	5	11	14
Restructuring costs	34	31	63	73
Operating profit	291	328	572	582
Other income (expense)
Interest and sundry income (expense)	(16)	(39)	(39)	(57)
Interest expense	(40)	(44)	(84)	(90)
Earnings before income taxes	235	245	449	435
Income tax expense (benefit)	50	39	100	(28)
Net earnings	185	206	349	463
Less: Net earnings available to noncontrolling interests	6	8	10	13
Net earnings available to Whirlpool	$179	$198	$339	$450
Per share of common stock
Basic net earnings available to Whirlpool	$2.29	$2.48	$4.34	$5.66
Diluted net earnings available to Whirlpool	$2.25	$2.44	$4.27	$5.56
Dividends declared	$0.75	$0.625	$1.375	$1.125
Weighted-average shares outstanding (in millions)
Basic	78.3	79.8	78.2	79.5
Diluted	79.6	81.1	79.6	81.0

Comprehensive income	$184	$115	$390	$341

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and equivalents	$945	$1,380
Accounts receivable, net of allowance of $77 and $73, respectively	2,222	2,005
Inventories	2,812	2,408
Deferred income taxes	335	549
Prepaid and other current assets	731	680
Total current assets	7,045	7,022
Property, net of accumulated depreciation of $6,425 and $6,278, respectively	3,069	3,041
Goodwill	1,723	1,724
Other intangibles, net of accumulated amortization of $249 and $237, respectively	1,692	1,702
Deferred income taxes	1,758	1,764
Other noncurrent assets	321	291
Total assets	$15,608	$15,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,876	$3,865
Accrued expenses	667	710
Accrued advertising and promotions	353	441
Employee compensation	357	456
Notes payable	3	10
Current maturities of long-term debt	312	607
Other current liabilities	550	705
Total current liabilities	6,118	6,794
Noncurrent liabilities
Long-term debt	2,461	1,846
Pension benefits	868	930
Postretirement benefits	468	458
Other noncurrent liabilities	342	482
Total noncurrent liabilities	4,139	3,716
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 110 million and 109 million shares issued, and 78 million and 77 million shares outstanding, respectively	110	109
Additional paid-in capital	2,497	2,453
Retained earnings	6,015	5,784
Accumulated other comprehensive loss	(1,258)	(1,298)
Treasury stock, 32 million shares	(2,124)	(2,124)
Total Whirlpool stockholders’ equity	5,240	4,924
Noncontrolling interests	111	110
Total stockholders’ equity	5,351	5,034
Total liabilities and stockholders’ equity	$15,608	$15,544

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2014	2013
Operating activities
Net earnings	$349	$463
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	261	255
Changes in assets and liabilities:
Accounts receivable	(215)	(274)
Inventories	(375)	(199)
Accounts payable	(41)	19
Accrued advertising and promotions	(88)	(55)
Taxes deferred and payable, net	16	(110)
Accrued pension and postretirement benefits	(69)	(89)
Employee compensation	(84)	(106)
Other	(122)	(100)
Cash used in operating activities	(368)	(196)
Investing activities
Capital expenditures	(265)	(180)
Proceeds from sale of assets	11	3
Investment in related businesses	(36)	—
Other	—	(38)
Cash used in investing activities	(290)	(215)
Financing activities
Proceeds from borrowings of long-term debt	818	499
Repayments of long-term debt	(504)	(505)
Dividends paid	(107)	(89)
Net repayments of short-term borrowings	(6)	1
Common stock issued	28	63
Purchase of treasury stock	—	(30)
Purchase of noncontrolling interest shares	(5)	—
Other	(9)	(8)
Cash provided by (used in) financing activities	215	(69)
Effect of exchange rate changes on cash and equivalents	8	(18)
Decrease in cash and equivalents	(435)	(498)
Cash and equivalents at beginning of period	1,380	1,168
Cash and equivalents at end of period	$945	$670

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
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted the provisions of this amendment during 2014, which resulted in a reclassification between other non-current liabilities and non-current deferred income tax assets of approximately $53 million. The adoption did not change existing recognition and measurement requirements in our Consolidated Condensed Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We have not yet determined the potential effects on the Consolidated Condensed Financial Statements, if any.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Condensed Financial Statements.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at June 30, 2014 and December 31, 2013.
Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Money market funds (1)	$90	$465	$90	$465	$—	$—	$90	$465
Net derivative contracts	—	—	—	—	26	(25)	26	(25)
Available for sale investments	20	8	37	18	—	—	37	18
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
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2.9 billion and $2.6 billion at June 30, 2014 and December 31, 2013, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2014	December 31, 2013
Finished products	$2,313	$1,950
Raw materials and work in process	656	622
	2,969	2,572
Less: excess of FIFO cost over LIFO cost	(157)	(164)
Total inventories	$2,812	$2,408
LIFO inventories represented 42% and 39% of total inventories at June 30, 2014 and December 31, 2013, respectively.
(4)    FINANCING ARRANGEMENTS
On May 1, 2014, $500 million of 8.60% notes matured and were repaid. On February 25, 2014, we completed a debt offering of $250 million principal amount of 1.35% notes due in 2017, $250 million principal amount of 2.40% notes due in 2019, and $300 million principal amount of 4.00% notes due in 2024 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.
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
On June 16, 2014, Embraco's previously-disclosed settlement agreement with plaintiffs representing a settlement class of U.S. direct purchasers received final court approval. The combination of this settlement and other resolutions resolves all pending U.S. claims.
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $414 million since 2009, including fines, defense costs, and other expenses. These charges have been recorded within interest and sundry income (expense). At June 30, 2014, $45 million remains accrued, with installment payments of $42 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million of BEFIEX credits during the six months ended June 30, 2014, compared to $40 million for the same period in 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
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
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.3 billion Brazilian reais (approximately $573 million as of June 30, 2014).
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 201 million Brazilian reais (approximately $91 million as of June 30, 2014), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 110 million Brazilian reais (approximately $50 million as of June 30, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 123 million Brazilian reais (approximately $56 million as of June 30, 2014), to be paid in 30 monthly installments, which began in December 2013.
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
Other Matters
In 2013, the French Competition Authority (the "Authority") commenced an investigation of appliance manufacturers and retailers in France. In May 2014, the Authority extended the scope of its investigation to include the Company's French subsidiary. It is currently not possible to assess the impact, if any, this matter may have on our Consolidated Condensed Financial Statements.

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

Millions of dollars	2014	2013
Balance at January 1	$191	$187
Issuances/accruals during the period	134	149
Settlements made during the period	(143)	(151)
Balance at June 30	$182	$185
Current portion	$143	$143
Non-current portion	39	42
Total	$182	$185
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2014 and December 31, 2013, the guaranteed amounts totaled $356 million and $485 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.5 billion and $1.3 billion at June 30, 2014 and December 31, 2013, respectively. Our total outstanding bank indebtedness under guarantees at June 30, 2014 and December 31, 2013 was nominal.

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

Hedging Strategy
In the normal course of business, we manage risks relating to our ongoing business operations including those arising from changes in foreign exchange rates, interest rates, and commodity prices. Fluctuations in these rates and prices can affect our operating results and financial condition. We use a variety of strategies, including the use of derivative instruments, to manage these risks. We do not enter into derivative financial instruments for trading or speculative purposes.
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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables, inventory, and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements, and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected currently in interest and sundry income (expense) for both the payable/receivable and the derivative. Therefore, as a result of the economic hedge, we do not elect hedge accounting.
Commodity Price Risk
We enter into swap and option contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2014 and December 31, 2013, there were no outstanding interest rate derivatives.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013:

			Fair Value of				Type of Hedge(1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2014	2013	2014	2013	2014	2013		2014	2013
Derivatives accounted for as hedges
Foreign exchange forwards/options	$772	$744	$10	$16	$9	$10	(CF/FV)	18	14
Commodity swaps/options	374	363	15	8	6	13	(CF)	34	36
Total derivatives accounted for as hedges			$25	$24	$15	$23
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,052	$1,274	$24	$6	$8	$32	N/A	11	12
Commodity swaps/options	6	1	—	—	—	—	N/A	9	4
Total derivatives not accounted for as hedges:			24	6	8	32
Total derivatives			$49	$30	$23	$55

Current			$44	$28	$23	$54
Noncurrent			5	2	—	1
Total derivatives			$49	$30	$23	$55

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended as follows:

	Three Months Ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2014	2013	2014	2013
Foreign exchange	$(11)	$5	$6	$1	(a)
Commodity	21	(30)	(4)	(6)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$10	$(25)	$1	$(6)

	Three Months Ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2014	2013
Foreign exchange	$13	$(35)

	Six Months Ended June 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2014	2013	2014	2013
Foreign exchange	$4	$20	$9	$1	(a)
Commodity	6	(48)	(8)	(8)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$10	$(28)	$—	$(8)

	Six Months Ended June 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2014	2013
Foreign exchange	$35	$(32)

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.

(2)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended June 30, 2014 and 2013. For fair value hedges, the amount of gain or loss and offsetting gain or loss on the hedged item that were recognized in interest and sundry income (expense) was nominal for the periods ended June 30, 2014 and 2013. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized in the next twelve months was nominal at June 30, 2014.

(7)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2014			2013
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$6	$—	$6	$(82)	$—	$(82)
Cash flow hedges	9	(4)	5	(19)	6	(13)
Pension and other postretirement benefits plans	(16)	9	(7)	8	(4)	4
Available for sale securities	(5)	—	(5)	—	—	—
Other comprehensive income (loss)	(6)	5	(1)	(93)	2	(91)
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	(4)	—	(4)
Other comprehensive income (loss) available to Whirlpool	$(7)	$5	$(2)	$(89)	$2	$(87)

	Six Months Ended June 30,
	2014			2013
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$34	$—	$34	$(120)	$—	$(120)
Cash flow hedges	10	(4)	6	(20)	7	(13)
Pension and other postretirement benefits plans	(14)	8	(6)	15	(5)	10
Available for sale securities	7	—	7	1	—	1
Other comprehensive income (loss)	37	4	41	(124)	2	(122)
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	(3)	—	(3)
Other comprehensive income (loss) available to Whirlpool	$36	$4	$40	$(121)	$2	$(119)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that was included in net earnings for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
Component - Accumulated Other Comprehensive Loss	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$(1)	$—	Cost of products sold
Pension and postretirement benefits, pre-tax	3	5	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2013	$5,034	$4,924	$110
Net earnings	349	339	10
Other comprehensive income	41	40	1
Comprehensive income	390	379	11
Common stock	1	1	—
Additional paid-in capital	44	44	—
Dividends declared on common stock	(118)	(108)	(10)
Stockholders’ equity, June 30, 2014	$5,351	$5,240	$111
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2014	2013	2014	2013
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$179	$198	$339	$450
Denominator for basic earnings per share – weighted-average shares	78.3	79.8	78.2	79.5
Effect of dilutive securities – share-based compensation	1.3	1.3	1.4	1.5
Denominator for diluted earnings per share – adjusted weighted-average shares	79.6	81.1	79.6	81.0
Anti-dilutive stock options/awards excluded from earnings per share	0.4	0.3	—	—
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. We have not repurchased any shares under this program as of June 30, 2014.
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
In January 2014, the Company announced the closure of a microwave oven manufacturing facility in EMEA by the end of 2014. This action, combined with other organizational efficiency actions in EMEA, are expected to result in charges of approximately $50 million in 2014 primarily related to employee termination costs, non-cash asset impairment costs, and facility exit costs.

The following table summarizes the change in our combined restructuring liability for the period ended June 30, 2014:

Millions of dollars	December 31, 2013	Charge to Earnings	Cash Paid	Non-cash and Other	June 30, 2014
Employee termination costs	$74	$35	$(48)	$(2)	$59
Asset impairment costs	—	19	—	(19)	—
Facility exit costs	14	5	(9)	—	10
Other exit costs	18	4	(6)	—	16
Total	$106	$63	$(63)	$(21)	$85

The following table summarizes 2014 restructuring charges by operating segment:

Millions of dollars	2014 Charges
North America	$7
Latin America	3
EMEA	53
Total	$63
(9)    INCOME TAXES
Income tax expense for the three and six months ended June 30, 2014 was $50 million and $100 million, respectively, compared to income tax expense of $39 million for the three months ended June 30, 2013 and an income tax benefit of $28 million for the six months ended June 30, 2013. The following table summarizes the difference between income tax expense (benefit) at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2014	2013	2014	2013
Earnings before income taxes	$235	$245	$449	$435
Income tax expense computed at United States statutory tax rate	$82	$85	$157	$152
U.S. government tax incentives, including Energy Tax Credits	—	(17)	—	(111)
U.S. foreign income items, net of credits	(13)	—	(25)	(22)
Foreign government tax incentive, including BEFIEX	(5)	(18)	(11)	(28)
Other	(14)	(11)	(21)	(19)
Income tax expense (benefit) computed at effective worldwide tax rates	$50	$39	$100	$(28)
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(10)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Service cost	$1	$1	$2	$1	$—	$1
Interest cost	42	40	5	4	6	4
Expected return on plan assets	(48)	(48)	(3)	(2)	—	—
Amortization:
Actuarial loss	10	15	1	1	—	—
Prior service credit	(1)	—	—	—	(9)	(9)
Settlement and curtailment loss	—	—	2	1	—	—
Net periodic benefit cost (credit)	$4	$8	$7	$5	$(3)	$(4)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Service cost	$1	$1	$3	$3	$1	$2
Interest cost	84	81	9	8	12	9
Expected return on plan assets	(96)	(96)	(6)	(5)	—	—
Amortization:
Actuarial loss	21	31	3	3	—	—
Prior service credit	(2)	(1)	—	—	(19)	(19)
Settlement and curtailment loss	—	—	2	1	—	—
Net periodic benefit cost (credit)	$8	$16	$11	$10	$(6)	$(8)
(11)    OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker, or decision making group, evaluates performance based upon each segment’s operating profit (loss), which is defined as income before interest and sundry income (expense), interest expense, income taxes, noncontrolling interests, intangible asset impairment, and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and intangible asset impairments, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2014	$2,675	$1,092	$746	$211	$(42)	$4,682
2013	2,591	1,222	731	246	(42)	4,748
Intersegment sales
2014	58	43	23	67	(191)	—
2013	60	44	19	64	(187)	—
Depreciation and amortization
2014	61	22	13	6	32	134
2013	64	23	22	5	12	126
Operating profit (loss)
2014	285	87	2	4	(87)	291
2013	262	135	(6)	14	(77)	328
Total assets
June 30, 2014	8,085	3,212	2,755	870	686	15,608
December 31, 2013	7,785	3,380	2,955	921	503	15,544
Capital expenditures
2014	67	28	25	5	17	142
2013	42	26	15	5	18	106

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2014	$5,006	$2,279	$1,466	$377	$(83)	$9,045
2013	4,826	2,419	1,399	433	(81)	8,996
Intersegment sales
2014	115	85	49	$131	(380)	—
2013	132	85	37	117	(371)	—
Depreciation and amortization
2014	121	44	37	11	48	261
2013	122	48	47	9	29	255
Operating profit (loss)
2014	513	210	9	9	(169)	572
2013	480	265	(14)	17	(166)	582
Total assets
June 30, 2014	8,085	3,212	2,755	870	686	15,608
December 31, 2013	7,785	3,380	2,955	921	503	15,544
Capital expenditures
2014	115	62	48	7	33	265
2013	76	42	28	8	26	180
(12)    PENDING ACQUISITIONS
Hefei Rongshida Sanyo Electric Co., Ltd.
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

The aggregate purchase price for the Share Purchase and the Share Subscription is RMB 3.4 billion (approximately $547 million as of June 30, 2014), subject, in each case, to certain adjustments for dividends paid on the Hefei Sanyo shares. The purchase price for the Share Purchase is payable in USD based on the exchange rate as of August 9, 2013 and the purchase price for the Share Subscription is payable either in RMB or in USD based on the exchange rate on the payment date. The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The transaction also includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation.

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
Indesit Company S.p.A.
On July 10, 2014, we entered into share purchase agreements with (i) Fineldo S.p.A. (“Fineldo”, and the share purchase agreement with Fineldo, the “Fineldo SPA”), a company incorporated under the laws of Italy, concerning the purchase and sale of 42.7% of the issued share capital (the “Fineldo Shares”) of Indesit Company S.p.A., a joint stock company incorporated under the laws of Italy whose shares are listed on the stock market organized and managed by Borsa Italiana S.p.A. (“Indesit”), (ii) Ms. Franca Carloni, Mr. Aristide Merloni, Mr. Andrea Merloni, Ms. Maria Paola Merloni, Ms. Antonella Merloni, Ms. Ester Merloni, Fines S.p.A. and, following approval by the Court of Ancona (as described below), Mr. Vittorio Merloni (the “Family SPA”), collectively concerning the purchase and sale of 13.2% of Indesit’s issued share capital (the “Family Shares”), and (iii) Ms. Claudia Merloni (the “Claudia Merloni SPA” and, together with the Fineldo SPA and the Family SPA, the “Stock Purchase Agreements”) concerning the purchase and sale of 4.4% of Indesit’s issued share capital (the “Claudia Merloni Shares”). In the aggregate, pursuant to the Stock Purchase Agreements, we will acquire 60.4% of Indesit’s issued share capital. This represents 66.8% of Indesit’s issued and outstanding stock. This position will allow us to control both the ordinary and the extraordinary shareholders’ meetings of Indesit.
Pursuant to the Fineldo SPA, the provisional aggregate purchase price for the Fineldo Shares is approximately €537 million (approximately $735 million as of June 30, 2014). The provisional aggregate purchase price is subject to certain pre-closing adjustments, upwards or downwards, based on the difference between Indesit’s yearly average consolidated net debt at December 31, 2013, and at the 10th business day prior to the expected Closing Date (the “Calculation Date”) and the difference between Indesit’s average consolidated net working capital as of the date which is one year prior to the Calculation Date and as of the Calculation Date. Average consolidated net debt will be calculated based on the daily average over the one-year period ending on the relevant date and average consolidated net working capital will be calculated based on the net working capital amount as of the last day of each of the 12 calendar months preceding the applicable date.
If the resulting amount (whether positive or negative) is lower than or equal to €10 million (approximately $14 million as of June 30, 2014), such amount will be disregarded and the final purchase price will remain equal to the provisional purchase price. If the resulting amount (whether positive or negative) is higher than €10 million, the excess over €10 million will be added to the provisional aggregate purchase price.
The aggregate purchase price for the Family Shares under the Family SPA is approximately €166 million (approximately $227 million as of June 30, 2014), and the aggregate purchase price for the Claudia Merloni Shares under the Claudia Merloni SPA is approximately €55.3 million (approximately $76 million as of June 30, 2014). We currently intend to fund the aggregate purchase price for the Fineldo Shares, the Family Shares and the Claudia Merloni Shares with cash on hand, together with private, domestic and international public debt financing, depending on the timing of the Closing Date and market conditions.

The Stock Purchase Agreements contain customary representations and warranties regarding each of the sellers, the purchaser and the Indesit shares as well as customary covenants. The Stock Purchase Agreements are also subject to customary closing conditions. In addition, the Fineldo SPA and the Family SPA are subject to the following additional closing conditions: (i) that the closing of the sale and transfer of all of the Fineldo Shares and the Family Shares pursuant to the respective stock purchase agreements shall occur on the same date (the “Closing Date”); and (ii) that the closing of the sale and transfer of all of the Claudia Merloni Shares pursuant to the Claudia Merloni SPA shall have occurred on or prior to the Closing Date. Furthermore, the Fineldo SPA is subject to the following additional closing conditions: (A) receipt of antitrust approvals by the European Commission and any other required antitrust approvals; and (B) authorization from the Court of Ancona for Aristide Merloni, in his capacity as legal guardian of Mr. Vittorio Merloni (the controlling shareholder of Fineldo), to vote at the shareholders’ meeting of Fineldo in favor of the sale of the Fineldo Shares to the Company. Moreover, the Family SPA is subject to the following additional closing condition that, after obtaining approval from the Court of Ancona, Vittorio Merloni become a party to the Family SPA concerning the purchase and sale of the 1.2% of Indesit’s issued share capital that he holds directly (such amount is included in the applicable percentages and monetary amounts described above).
The Fineldo SPA contains a €40 million (approximately $55 million as of June 30, 2014) liquidated damages clause payable by either party (plus additional damages, if any) in case that party breaches its obligation to consummate the closing. In addition to customary business representations and warranties concerning Indesit and related indemnification provisions from Fineldo, the Fineldo SPA also contains a special indemnity from Fineldo with respect to certain proceedings. Fineldo’s indemnification obligations under the Fineldo SPA in respect of breaches of representations and warranties and the above-mentioned special indemnity are subject to an aggregate cap of 10% of the purchase price of the Fineldo Shares.
The closing of the acquisition of the Claudia Merloni Shares under the Claudia Merloni SPA occurred on July 17, 2014. Under the Fineldo SPA, the Company has agreed with Fineldo (i) not to exercise the voting rights attached to the Claudia Merloni Shares, nor file any slate of candidates for the appointment of the board of directors and/or the board of statutory auditors, until the closing of the purchase of the Fineldo Shares and (ii) to resell such Claudia Merloni Shares within the following two years if closing under the Fineldo SPA does not occur by July 31, 2015.
The Closing Date for the acquisition of the Fineldo Shares and the Family Shares is expected to occur by the end of 2014. Upon closing of the Fineldo SPA and the Family SPA, the Company will be required to carry out a mandatory tender offer (the “Tender Offer”) for the remaining shares of Indesit in accordance with Italian law at the highest price per Indesit share paid by the Company under the Share Purchase Agreements, which is currently contemplated to be equal to €11 per share ($15.06 per share as of June 30, 2014). If the purchase price adjustment mechanism under the Fineldo SPA results in the payment of a higher price per share on the Closing Date, such higher price will apply also to the subsequent Tender Offer. The Company cannot provide any assurances regarding whether it will be able to acquire any additional shares of Indesit pursuant to the Tender Offer, and if so, how many such shares it will be able to acquire. The Company expects to fund the acquisition of any shares purchased as a result of the Tender Offer with cash on hand, together with private, domestic and international public debt financing, depending on the timing of the closing date of the Tender Offer and market conditions.
On July 10, 2014, we also entered into an exclusivity agreement (the “Exclusivity Agreement”) with Fineldo, Mr. Vittorio Merloni, Ms. Franca Carloni, Mr. Aristide Merloni, Mr. Andrea Merloni, Ms. Maria Paola Merloni, Ms. Antonella Merloni, Ms. Ester Merloni and Fines S.p.A. (the “Sellers,” and, excluding Fineldo, the “Other Sellers”), pursuant to which the Sellers have agreed not to initiate, solicit, agree or execute with any other person any transaction concerning the Indesit shares or the Indesit group until the earliest of: (i) the Closing Date, (ii) July 31, 2015, or (iii) only if the Court of Ancona does not grant the authorizations regarding Mr. Vittorio Merloni described above, December 31, 2014. In case of breach of such undertakings by Fineldo or its related parties (other than the Other Sellers), the Exclusivity Agreement contemplates €40 million liquidated damages payable by Fineldo (plus additional damages, if any).

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the world’s leading global manufacturer and marketer of major home appliances with net sales of approximately $19 billion and net earnings available to Whirlpool of $827 million in 2013. We are a leading producer of major home appliances in North America and Latin America and have a significant presence throughout Europe and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility, and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa), and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services, and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
We monitor country-specific economic factors such as gross domestic product, unemployment, consumer confidence, retail trends, housing starts and completions, sales of existing homes, and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.
Our leading portfolio of brands includes Whirlpool, Maytag, KitchenAid, Brastemp, and Consul, each of which have annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence in foreign markets, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Affresh cleaners and Gladiator GarageWorks, through stand-alone businesses that leverage our core competencies and business infrastructure.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2014	2013	Change	2014	2013	Change
Net sales	$4,682	$4,748	(1.4)%	$9,045	$8,996	0.6%
Gross margin	787	817	(3.7)%	1,542	1,543	—%
Selling, general and administrative	457	453	0.6%	896	874	2.4%
Restructuring costs	34	31	13.5%	63	73	(13.0)%
Interest and sundry income (expense)	(16)	(39)	(58.5)%	(39)	(57)	(30.5)%
Interest expense	(40)	(44)	(10.4)%	(84)	(90)	(7.2)%
Income tax expense (benefit)	50	39	27.4%	100	(28)	nm
Net earnings available to Whirlpool	179	198	(9.6)%	339	450	(24.6)%
Diluted net earnings available to Whirlpool per share	$2.25	$2.44	(7.9)%	$4.27	$5.56	(23.2)%
nm: not meaningful

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended June 30:

	Units Sold (in thousands)
	Three Months Ended			Six Months Ended
Region	2014	2013	Change	2014	2013	Change
North America	6,360	6,397	(0.6)%	12,089	11,931	1.3%
Latin America	2,614	3,088	(15.4)%	5,934	5,973	(0.7)%
EMEA	2,841	2,919	(2.6)%	5,591	5,485	1.9%
Asia	1,076	1,174	(8.3)%	1,899	2,031	(6.5)%
Consolidated	12,891	13,578	(5.1)%	25,513	25,420	0.4%

	Net Sales (in millions)
	Three Months Ended			Six Months Ended
Region	2014	2013	Change	2014	2013	Change
North America	$2,675	$2,591	3.3%	$5,006	$4,826	3.7%
Latin America	1,092	1,222	(10.7)%	2,279	2,419	(5.8)%
EMEA	746	731	1.9%	1,466	1,399	4.7%
Asia	211	246	(14.1)%	377	433	(12.9)%
Other/eliminations	(42)	(42)	nm	(83)	(81)	nm
Consolidated	$4,682	$4,748	(1.4)%	$9,045	$8,996	0.6%
nm: not meaningful
Consolidated net sales for the three months ended June 30, 2014 decreased 1.4% compared to the same period in 2013, primarily driven by lower volumes, an unfavorable impact of foreign currency, and lower BEFIEX credits, partially offset by favorable product/price mix. The increase for the six months ended June 30, 2014 was primarily driven by favorable product price/mix and higher volumes, partially offset by foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three and six months ended June 30, 2014 increased 0.4% and 2.9%, compared to the same periods in 2013.
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

Significant regional trends were as follows:

•
North America net sales increased 3.3% and 3.7% for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase for the three months ended was primarily driven by favorable product/price mix, partially offset by an unfavorable impact of foreign currency and lower units sold. The increase for the six months ended was primarily driven by favorable product/price mix and higher units sold, partially offset by an unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 4.0% and 4.4% for the three and six months ended June 30, 2014, compared to the same periods in 2013.

•
Latin America net sales decreased 10.7% and 5.8% for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decrease for the three and six months ended was primarily due to an unfavorable impact of foreign currency, lower units sold as expected due to the World Cup tournament, and lower BEFIEX credits, partially offset by favorable product/price mix. Excluding the impact of foreign currency and BEFIEX, net sales decreased 3.7% and increased 3.4% for the three and six months ended June 30, 2014, compared to the same periods in 2013.

We did not monetize any BEFIEX credits during the three months ended June 30, 2014, compared to $24 million for the same period in 2013. We monetized $14 million of BEFIEX credits during the six months ended June 30, 2014, compared to $40 million for the same period in 2013. As of June 30, 2014, approximately $56 million of future cash monetization for court awarded fees subject to a separate agreement remained, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.

•
EMEA net sales increased 1.9% and 4.7% for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase for the three months ended was primarily due to favorable impacts of foreign currency, partially offset by lower units sold. The increase for the six months ended was primarily due to favorable impacts of foreign currency and an increase in units sold, partially offset by unfavorable product/price mix, which improved during the second quarter. Excluding the impact of foreign currency, net sales decreased 2.6% and increased 0.3% for the three and six months ended June 30, 2014, compared to the same periods in 2013.

•
Asia net sales decreased 14.1% and 12.9% for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decrease was primarily driven by a decrease in units sold due to trade inventory transitions in China ahead of the pending acquisition and the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales decreased 9.0% and 6.8% for the three and six months ended June 30, 2014, compared to the same periods in 2013.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Percentage of net sales	2014	2013	Change		2014	2013	Change
North America	18.1%	17.4%	0.7	pts	18.0%	17.4%	0.6	pts
Latin America	16.1%	19.3%	(3.2)	pts	16.9%	19.2%	(2.3)	pts
EMEA	12.3%	11.3%	1.0	pts	12.8%	11.3%	1.5	pts
Asia	16.5%	18.8%	(2.3)	pts	17.4%	18.2%	(0.8)	pts
Consolidated	16.8%	17.2%	(0.4)	pts	17.0%	17.1%	(0.1)	pts
The consolidated gross margin percentage decreased for the three and six months ended June 30, 2014, compared to the same periods in 2013. The decrease was primarily due to higher material costs, an unfavorable impact of currency, and lower BEFIEX credits monetized, partially offset by favorable impacts from cost productivity and restructuring initiatives, and product/price mix.
Significant regional trends were as follows:

•
North America gross margin increased for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to favorable impacts from ongoing cost productivity and capacity reductions, partially offset by unfavorable product/price mix due to product transition costs, higher material costs, and an unfavorable impact from foreign currency.

•
Latin America gross margin decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to higher material costs, an unfavorable impact from foreign currency, and lower BEFIEX credits monetized, partially offset by favorable product/price mix.

•
EMEA gross margin increased for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to favorable impacts from ongoing cost productivity and capacity reductions and favorable product/price mix, partially offset by unfavorable impact from foreign currency.

•
Asia gross margin decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to an unfavorable impact from foreign currency, trade inventory transitions in China ahead of the pending acquisition and higher material costs, partially offset by favorable product/price mix and ongoing cost productivity.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2014	As a % of Net Sales	2013	As a % of Net Sales	2014	As a % of Net Sales	2013	As a % of Net Sales
North America	$194	7.3%	$186	7.2%	$379	7.6%	$347	7.2%
Latin America	87	8.0%	101	8.2%	174	7.6%	199	8.2%
EMEA	89	12.0%	88	12.0%	177	12.1%	171	12.2%
Asia	31	14.6%	33	13.2%	57	15.1%	62	14.3%
Corporate/other	56	—	45	—	109	—	95	—
Consolidated	$457	9.7%	$453	9.5%	$896	9.9%	$874	9.7%
Compared to 2013, consolidated selling, general and administrative expenses reflect an increase in brand investment and investment related expenses.
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
In January 2014, the Company announced the closure of a microwave oven manufacturing facility in EMEA by the end of 2014. This action, combined with other organizational efficiency actions in EMEA, are expected to result in charges of approximately $50 million in 2014 primarily related to employee termination costs, non-cash asset impairment costs, and facility exit costs.
We incurred restructuring charges of $34 million and $63 million for the three and six months ended June 30, 2014 compared to $31 million and $73 million for the comparable periods in 2013. We expect to incur charges of approximately $100 million during 2014, consistent with previous guidance. Additional information about restructuring activities can be found in Note 8 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and six months ended June 30, 2014 decreased compared to the same periods in 2013, primarily due to the favorable impacts from foreign currency.
Interest Expense
Interest expense for the three and six months ended June 30, 2014 decreased compared to the same periods in 2013, primarily due to lower average rates on long-term debt.

Income Taxes
Income tax expense for the three and six months ended June 30, 2014 was $50 million and $100 million, respectively, compared to income tax expense of $39 million for the three months ended June 30, 2013 and an income tax benefit of $28 million for the six months ended June 30, 2013. The following table summarizes the difference between income tax expense (benefit) at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2014	2013	2014	2013
Earnings before income taxes	$235	$245	$449	$435
Income tax expense computed at United States statutory tax rate	82	85	157	152
U.S. government tax incentives, including Energy Tax Credits	—	(17)	—	(111)
U.S. foreign income items, net of credits	(13)	—	(25)	(22)
Foreign government tax incentive, including BEFIEX	(5)	(18)	(11)	(28)
Other	(14)	(11)	(21)	(19)
Income tax expense (benefit) computed at effective worldwide tax rates	$50	$39	$100	$(28)

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2014 to be within the following ranges:

	2014
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2014	$10.30	—	$10.80
Including:
Restructuring expense	~$(0.95)
Brazilian (BEFIEX) Tax Credits	$0.18
Investment expense	~$(0.46)
Antitrust resolutions	$(0.02)

Industry demand
North America	~ 5%
Latin America	0%	—	(3%)
EMEA	0%	—	2%
Asia	Flat
For the full-year 2014, we expect to generate free cash flow between $600 million and $650 million, including restructuring cash outlays of up to $150 million, capital spending of $625 million to $675 million and U.S. pension contributions of approximately $160 million.
The table below reconciles projected 2014 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by (used in) operating activities after capital expenditures and proceeds from the sale of assets and businesses.

	2014
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,225	—	$1,325
Capital expenditures and proceeds from sale of assets/businesses	(625)	—	(675)
Free cash flow	$600	—	$650

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
As disclosed on our current report on Form 8-K, which we filed with the SEC on August 13, 2013, on August 12, 2013, Whirlpool’s wholly-owned Chinese subsidiary entered into agreements to acquire a 51% equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. (“Hefei Sanyo”), through two transactions, for an aggregate purchase price of RMB 3.4 billion (approximately $547 million as of June 30, 2014, subject, in each case, to certain adjustments for dividends paid on the Hefei Sanyo shares). The Company currently intends to fund the total consideration for the shares with cash on hand or other public or private debt financing depending on the timing of the closing and market conditions. The acquisition, which has been approved by Hefei Sanyo’s board of directors, is subject to certain closing conditions. Approvals from the Ministry of Commerce of the People’s Republic of China (antitrust and foreign strategic investment), the State-owned Assets Supervision and Administration Commission of the State Council, and Hefei Sanyo shareholders (share purchase and private placement transactions) have been received. The China Securities Regulatory Commission approval (including waiver of a tender offer), as well as regulatory reviews and approvals by other governmental authorities, have not yet been received. The acquisition is also subject to a $20 million breakup fee. Whirlpool currently expects to close the transactions by the end of 2014. Additionally, the transaction includes the commitment of capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation. Additional information about the transaction can be found in Note 12 of the Notes to the Consolidated Condensed Financial Statements.
As disclosed on our current report on Form 8-K, which we filed with the SEC on July 11, 2014, on July 10, 2014, we entered into share purchase agreements with Fineldo S.p.A. and certain members of the Merloni family to acquire a total of 66.8% of the voting stock of Indesit Company S.p.A. ("Indesit") for an aggregate purchase price of €758 million (approximately $1.038 billion as of June 30, 2014), subject to a pre-closing downwards or upwards adjustment based on Indesit’s consolidated average net debt and net working capital. We currently intend to fund the aggregate purchase price for the shares with cash on hand, together with private, domestic and international public debt financing, depending on the timing of the closing and market conditions. The acquisition is subject to judicial and certain European Commission and other required antitrust approvals. Whirlpool currently expects to close the acquisition of the shares by the end of 2014. Following closing of the acquisition of the shares, Whirlpool will launch a mandatory tender offer for all remaining shares of Indesit in accordance with Italian law at the highest price per Indesit share paid by Whirlpool under the share purchase agreements. Additional information about the transaction can be found in Note 12 of the Notes to the Consolidated Condensed Financial Statements.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, our United States pension plans, and returns to shareholders. We also have $312 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At June 30, 2014, we did not have cash, cash equivalents, or third-party receivables greater than 1% of our consolidated assets in any single European country.

We continue to review customer financial conditions across the Eurozone. At June 30, 2014, we had $86 million at June 30, 2014 in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €30 million (approximately $41 million at June 30, 2014) of the outstanding receivables were overdue as of June 30, 2014. In June 2014, we amended the payment terms of these overdue receivables, which now require payment in full by Alno in January 2015. Also in June 2014, the payment terms of the short-term notes were amended and now the short-term and long term notes requires payment of approximately €18 million (approximately $25 million as of June 30, 2014) due in 2015 and €20 million (approximately $27 million as of June 30, 2014) continues to be due in 2017. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
In March 2014, Whirlpool sold approximately 7.4 million shares held in Alno AG for approximately $5 million. This transaction resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2014	2013
Cash provided by (used in):
Operating activities	$(368)	$(196)
Investing activities	(290)	(215)
Financing activities	215	(69)
Effect of exchange rate changes on cash	8	(18)
Net decrease in cash and equivalents	$(435)	$(498)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2014 increased compared to the same period in 2013, which primarily reflects increased funding for second half new product launches and brand investment.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2014 increased compared to the same period in 2013, which primarily reflects continued capital investments to support new product innovation and a $20 million deposit related to the pending acquisition of Hefei Sanyo, partially offset by proceeds from the sale of a portion of our shares held in Alno.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2014 increased compared to the same period in 2013 due to the completion of an $800 million debt offering in February 2014, partially offset by an increase in dividends paid. The proceeds of the debt offering will be used to repay $600 million of debt that matures in 2014, $500 million of which matured in the second quarter of 2014 and a $100 million note maturing in the third quarter of 2014, in addition to other general corporate purposes. Additional information about the debt offering can be found in Note 4 of the Notes to the Consolidated Condensed Financial Statements. At June 30, 2014, we had no commercial paper borrowings outstanding.
Dividends
In April 2014, we announced a 20% increase in our quarterly dividend on our common stock to 75 cents per share from 62.5 cents per share.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2014, we had approximately $413 million outstanding under these agreements.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. We have not repurchased any shares under this program as of June 30, 2014.
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
On June 16, 2014, Embraco's previously-disclosed settlement agreement with plaintiffs representing a settlement class of U.S. direct purchasers received final court approval. The combination of this settlement and other resolutions resolves all pending U.S. claims.
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $414 million since 2009, including fines, defense costs, and other expenses. These charges have been recorded within interest and sundry income (expense). At June 30, 2014, $45 million remains accrued, with installment payments of $42 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million of BEFIEX credits during the six months ended June 30, 2014, compared to $40 million for the same period in 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
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

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.3 billion Brazilian reais (approximately $573 million as of June 30, 2014).
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 201 million Brazilian reais (approximately $91 million as of June 30, 2014), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 110 million Brazilian reais (approximately $50 million as of June 30, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments, including principal, interest and penalties, of 123 million Brazilian reais (approximately $56 million as of June 30, 2014), to be paid in 30 monthly installments, which began in December 2013.
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
Other Matters
In 2013, the French Competition Authority (the "Authority") commenced an investigation of appliance manufacturers and retailers in France. In May 2014, the Authority extended the scope of its investigation to include the Company's French subsidiary. It is currently not possible to assess the impact, if any, this matter may have on our Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013, other than changes to the risk factor discussed below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.
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
In addition, our anticipated acquisition of a majority equity stake in Indesit Company, S.p.A. (“Indesit”) is subject to certain conditions, including judicial and antitrust approvals and there is no certainty that such approvals will be obtained and the other conditions will be met. Even if the transaction is completed, we may not realize all of the acquisition’s anticipated benefits or there may be other risks if Indesit’s integration is not effectively managed. Effective integration will require significant management time and focus and may divert attention away from day-to-day operations. Further, we would assume and incur additional indebtedness as a result of this transaction, which would adversely affect our liquidity and result in increased fixed obligations and interest expense.
Additional information about the transactions can be found in Note 12 of the Notes to the Consolidated Condensed Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. We have not repurchased any shares under this program as of June 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.    EXHIBITS

Exhibit 10(iii)(b)	Whirlpool Corporation 2014 Executive Performance Excellence Plan [incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on April 17, 2014]

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	July 23, 2014