Form 10-Q
period 2014-09-30
WHIRLPOOL CORP /DE/
filed 2014-10-28
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 24, 2014
Common stock, par value $1 per share	77,871,003

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Nine Months Ended September 30, 2014

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and material and oil-related prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (3) acquisition and investment-related risk, including risks associated with our acquisitions of Hefei Sanyo and Indesit; (4) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (5) product liability and product recall costs; (6) inventory and other asset risk; (7) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (8) the uncertain global economy; (9) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (10) Whirlpool's ability to maintain its reputation and brand image; (11) fluctuations in the cost of key materials (including steel, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (12) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (13) the effects and costs of governmental investigations or related actions by third parties; (14) Whirlpool's ability to obtain and protect intellectual property rights; (15) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (16) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans;  (17) information technology system failures and data security breaches; (18) the impact of labor relations; (19) our ability to attract, develop and retain executives and other qualified employees; (20) changes in the legal and regulatory environment including environmental and health and safety regulations; and (21) the ability of Whirlpool to manage foreign currency fluctuations.
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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Net sales	$4,824	$4,683	$13,869	$13,679
Expenses
Cost of products sold	3,997	3,837	11,500	11,290
Gross margin	827	846	2,369	2,389
Selling, general and administrative	448	460	1,344	1,334
Intangible amortization	6	5	17	19
Restructuring costs	38	68	101	141
Operating profit	335	313	907	895
Other income (expense)
Interest and sundry income (expense)	(39)	(16)	(78)	(73)
Interest expense	(35)	(43)	(119)	(133)
Earnings before income taxes	261	254	710	689
Income tax expense	26	55	126	27
Net earnings	235	199	584	662
Less: Net earnings available to noncontrolling interests	5	3	15	16
Net earnings available to Whirlpool	$230	$196	569	646
Per share of common stock
Basic net earnings available to Whirlpool	$2.92	$2.46	$7.26	$8.11
Diluted net earnings available to Whirlpool	$2.88	$2.42	$7.16	$7.97
Dividends declared	$0.75	$0.625	$2.125	$1.75
Weighted-average shares outstanding (in millions)
Basic	78.4	79.7	78.3	79.6
Diluted	79.6	81.0	79.4	81.0

Comprehensive income	$39	$271	$429	$612

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and equivalents	$987	$1,380
Accounts receivable, net of allowance of $82 and $73, respectively	2,213	2,005
Inventories	2,720	2,408
Deferred income taxes	314	549
Prepaid and other current assets	725	680
Total current assets	6,959	7,022
Property, net of accumulated depreciation of $6,162 and $6,278, respectively	2,986	3,041
Goodwill	1,721	1,724
Other intangibles, net of accumulated amortization of $252 and $237, respectively	1,682	1,702
Deferred income taxes	1,758	1,764
Other noncurrent assets	602	291
Total assets	$15,708	$15,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,789	$3,865
Accrued expenses	618	710
Accrued advertising and promotions	409	441
Employee compensation	366	456
Notes payable	486	10
Current maturities of long-term debt	213	607
Other current liabilities	521	705
Total current liabilities	6,402	6,794
Noncurrent liabilities
Long-term debt	2,450	1,846
Pension benefits	760	930
Postretirement benefits	458	458
Other noncurrent liabilities	327	482
Total noncurrent liabilities	3,995	3,716
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 110 million and 109 million shares issued, and 78 million and 77 million shares outstanding, respectively	110	109
Additional paid-in capital	2,502	2,453
Retained earnings	6,186	5,784
Accumulated other comprehensive loss	(1,451)	(1,298)
Treasury stock, 32 million shares	(2,149)	(2,124)
Total Whirlpool stockholders’ equity	5,198	4,924
Noncontrolling interests	113	110
Total stockholders’ equity	5,311	5,034
Total liabilities and stockholders’ equity	$15,708	$15,544

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2014	2013
Operating activities
Net earnings	$584	$662
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	397	397
Changes in assets and liabilities:
Accounts receivable	(302)	(268)
Inventories	(399)	(335)
Accounts payable	44	160
Accrued advertising and promotions	(18)	(1)
Accrued expenses and current liabilities	(161)	9
Taxes deferred and payable, net	40	(101)
Accrued pension and postretirement benefits	(165)	(147)
Employee compensation	(55)	(73)
Other	(93)	(61)
Cash provided by (used in) operating activities	(128)	242
Investing activities
Capital expenditures	(422)	(317)
Proceeds from sale of assets	18	3
Investment in related businesses	(16)	—
Deposit related to acquisition of Hefei Rongshida Sanyo Electric Co., Ltd.	(250)	—
Purchase of interest in Indesit Company S.p.A.	(75)	—
Other	(3)	(39)
Cash used in investing activities	(748)	(353)
Financing activities
Proceeds from borrowings of long-term debt	818	499
Repayments of long-term debt	(606)	(507)
Dividends paid	(165)	(139)
Net proceeds from (repayments of) short-term borrowings	476	(3)
Common stock issued	31	80
Purchase of treasury stock	(25)	(140)
Purchase of noncontrolling interest shares	(5)	—
Other	(13)	(9)
Cash provided by (used in) financing activities	511	(219)
Effect of exchange rate changes on cash and equivalents	(28)	(12)
Decrease in cash and equivalents	(393)	(342)
Cash and equivalents at beginning of period	1,380	1,168
Cash and equivalents at end of period	$987	$826

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
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at September 30, 2014 and December 31, 2013.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Money market funds (1)	$12	$465	$12	$465	$—	$—	$12	$465
Net derivative contracts	—	—	—	—	16	(25)	16	(25)
Available for sale investments	92	8	103	18	—	—	103	18
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
In March 2014, we sold approximately 7.4 million shares held in Alno AG, a long-standing European customer, for approximately $5 million. This transaction resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.
In July 2014, Whirlpool acquired approximately 4.4% of Indesit Company S.p.A.'s ("Indesit") issued share capital and 4.9% of Indesit's outstanding voting stock for an aggregate purchase price of approximately $75 million. The shares are accounted for as an available for sale investment due to our less than 20% overall investment in Indesit as of September 30, 2014. Additional information about the transaction can be found in Note 13 of the Notes to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $2.7 billion and $2.6 billion at September 30, 2014 and December 31, 2013, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2014	December 31, 2013
Finished products	$2,206	$1,950
Raw materials and work in process	672	622
	2,878	2,572
Less: excess of FIFO cost over LIFO cost	(158)	(164)
Total inventories	$2,720	$2,408
LIFO inventories represented 41% and 39% of total inventories at September 30, 2014 and December 31, 2013, respectively.
(4)    PROPERTY
The following table summarizes our property, plant and equipment as of September 30, 2014 and December 31, 2013:

Millions of dollars	September 30, 2014	December 31, 2013
Land	$73	$76
Buildings	1,282	1,303
Machinery and equipment	7,793	7,940
Accumulated depreciation	(6,162)	(6,278)
Property, plant and equipment, net	$2,986	$3,041
During the nine months ended September 30, 2014, we disposed of $304 million of fully depreciated buildings, machinery and equipment no longer in use.

(5)    FINANCING ARRANGEMENTS
Debt
On August 15, 2014, $100 million of 6.45% notes matured and were repaid. On May 1, 2014, $500 million of 8.60% notes matured and were repaid. On February 25, 2014, we completed a debt offering of $250 million principal amount of 1.35% notes due in 2017, $250 million principal amount of 2.40% notes due in 2019, and $300 million principal amount of 4.00% notes due in 2024 (collectively, the "Notes"). The Notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.
On September 26, 2014, we entered into a Second Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility amends, restates and extends the borrowers’ prior five-year credit facility, which was scheduled to mature on June 28, 2016. The Long-Term Facility increases the existing $1.725 billion facility to an aggregate amount of $2.0 billion, with an option to increase the total amount to up to $2.5 billion by exercise of an accordion feature. The Long-Term Facility has a maturity date of September 26, 2019. The Long-Term Facility includes a letter of credit sublimit of $200 million. The Long-Term Facility decreases the interest and fee rates payable with respect to the Long-Term Facility based on our debt rating as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.15%, as of the effective date of the Long-Term Facility. We had no borrowings outstanding under the Long-Term Facility at September 30, 2014 or the prior Long-Term Facility at December 31, 2013, respectively.
On September 26, 2014, we entered into a Short-Term Credit Agreement (the “364-Day Facility” and together with the Long-Term Facility, the “Facilities”). The 364-Day Facility is a revolving credit facility in an aggregate amount of $1.0 billion. The 364-Day Facility has a maturity date of September 25, 2015. The interest and fee rates payable with respect to the 364-Day Facility based on our debt rating are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the effective date of the 364-Day Facility. We had no borrowings outstanding under the 364-Day Facility at September 30, 2014.
The Facilities contain customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets. We were in compliance with financial covenant requirements at September 30, 2014 and December 31, 2013.
We have paid lenders under the Facilities an up-front fee of approximately $2.7 million.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. We had $460 million of commercial paper and $26 million of short-term borrowings to banks outstanding at September 30, 2014. We had $10 million of short-term borrowings to banks and no commercial paper borrowings outstanding at December 31, 2013.

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
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $417 million since 2009, including fines, defense costs, and other expenses. These charges have been recorded within interest and sundry income (expense). At September 30, 2014, $46 million remains accrued, with installment payments of $41 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million of BEFIEX credits during the nine months ended September 30, 2014, compared to $69 million for the same period in 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
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
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.3 billion Brazilian reais (approximately $520 million as of September 30, 2014).
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

Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 204 million Brazilian reais (approximately $83 million as of September 30, 2014), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 111 million Brazilian reais (approximately $45 million as of September 30, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 123 million Brazilian reais (approximately $50 million as of September 30, 2014), to be paid in 30 monthly installments, which began in December 2013.
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
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of many of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Condensed Financial Statements.

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
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

Millions of dollars	2014	2013
Balance at January 1	$191	$187
Issuances/accruals during the period	194	204
Settlements made during the period	(206)	(199)
Balance at September 30	$179	$192
Current portion	$141	$147
Non-current portion	38	45
Total	$179	$192
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2014 and December 31, 2013, the guaranteed amounts totaled $436 million and $485 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.5 billion and $1.3 billion at September 30, 2014 and December 31, 2013, respectively. Our total outstanding bank indebtedness under guarantees at September 30, 2014 and December 31, 2013 was nominal.

We have guaranteed a $45 million five year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was amended in 2014 by Harbor Shores and reduced to $45 million, was refinanced in December 2012 and we renewed our guarantee through 2017. The fair value of the guarantee was nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2014 and December 31, 2013, there were no outstanding interest rate derivatives.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013:

			Fair Value of				Type of Hedge(1)
Millions of dollars	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
	2014	2013	2014	2013	2014	2013		2014	2013
Derivatives accounted for as hedges
Foreign exchange forwards/options	$722	$744	$18	$16	$2	$10	(CF/FV)	15	14
Commodity swaps/options	370	363	10	8	10	13	(CF)	39	36
Total derivatives accounted for as hedges			$28	$24	$12	$23
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$1,296	$1,274	$13	$6	$13	$32	N/A	8	12
Commodity swaps/options	5	1	—	—	—	—	N/A	6	4
Total derivatives not accounted for as hedges:			13	6	13	32
Total derivatives			$41	$30	$25	$55

Current			$39	$28	$23	$54
Noncurrent			2	2	2	1
Total derivatives			$41	$30	$25	$55

(1)	Derivatives accounted for as hedges are either considered cash flow (CF) or fair value (FV) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2014	2013	2014	2013
Foreign exchange	$23	$(8)	$4	$4	(a)
Commodity	(8)	17	—	(6)	(a)
	$15	$9	$4	$(2)

	Three Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2014	2013
Foreign exchange	$(33)	$3

	Nine Months Ended September 30,
Cash Flow Hedges - Millions of dollars	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
	2014	2013	2014	2013
Foreign exchange	$27	$12	$13	$5	(a)
Commodity	(2)	(31)	(8)	(14)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$25	$(19)	$4	$(10)

	Nine Months Ended September 30,
Derivatives not Accounted for as Hedges - Millions of dollars	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
	2014	2013
Foreign exchange	$2	$(29)

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.

(2)	Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended September 30, 2014 and 2013. For fair value hedges, the amount of gain or loss and offsetting gain or loss on the hedged item that were recognized in interest and sundry income (expense) was nominal for the periods ended September 30, 2014 and 2013. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized in the next twelve months was nominal at September 30, 2014.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2014			2013
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(198)	$—	$(198)	$50	$—	$50
Cash flow hedges	11	(4)	7	11	(5)	6
Pension and other postretirement benefits plans	3	(2)	1	17	(5)	12
Available for sale securities	(6)	—	(6)	4	—	4
Other comprehensive income (loss)	(190)	(6)	(196)	82	(10)	72
Less: Other comprehensive income (loss) available to noncontrolling interests	(3)	—	(3)	2	—	2
Other comprehensive income (loss) available to Whirlpool	$(187)	$(6)	$(193)	$80	$(10)	$70

	Nine Months Ended September 30,
	2014			2013
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(164)	$—	$(164)	$(70)	$—	$(70)
Cash flow hedges	21	(8)	13	(9)	2	(7)
Pension and other postretirement benefits plans	(11)	6	(5)	32	(10)	22
Available for sale securities	1	—	1	5	—	5
Other comprehensive income	(153)	(2)	(155)	(42)	(8)	(50)
Less: Other comprehensive income available to noncontrolling interests	(2)	—	(2)	(1)	—	(1)
Other comprehensive income available to Whirlpool	$(151)	$(2)	$(153)	$(41)	$(8)	$(49)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that was included in net earnings for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
Component - Accumulated Other Comprehensive Loss	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$4	$4	Cost of products sold
Pension and postretirement benefits, pre-tax	2	7	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2013	$5,034	$4,924	$110
Net earnings	584	569	15
Other comprehensive income	(155)	(153)	(2)
Comprehensive income	429	416	13
Common stock	1	1	—
Treasury stock	(25)	(25)	—
Additional paid-in capital	49	49	—
Dividends declared on common stock	(177)	(167)	(10)
Stockholders’ equity, September 30, 2014	$5,311	$5,198	$113
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2014	2013	2014	2013
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$230	$196	$569	$646
Denominator for basic earnings per share – weighted-average shares	78.4	79.7	78.3	79.6
Effect of dilutive securities – share-based compensation	1.2	1.3	1.1	1.4
Denominator for diluted earnings per share – adjusted weighted-average shares	79.6	81.0	79.4	81.0
Anti-dilutive stock options/awards excluded from earnings per share	0.2	—	0.3	—
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the nine months ended September 30, 2014, we repurchased 165,900 shares at an aggregate purchase price of approximately $25 million under this program. At September 30, 2014, there were approximately $475 million in remaining funds authorized under this program.
(9)    RESTRUCTURING CHARGES

During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan will result in expenses of approximately $50 million in 2014 and are now substantially complete.
During 2014, the Company announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, and (b) organizational integration activities in China, in anticipation of the Hefei Sanyo transaction. These plans are expected to result in charges of approximately $90 million, with substantial completion expected by the end of 2015, related to employee termination costs, non-cash asset impairment costs, and facility exit costs.
The total anticipated charges related to restructuring plans will be up to $150 million in 2014.

The following table summarizes the change in our combined restructuring liability for the period ended September 30, 2014:

Millions of dollars	December 31, 2013	Charge to Earnings	Cash Paid	Non-cash and Other	September 30, 2014
Employee termination costs	$74	$61	$(73)	$(2)	$60
Asset impairment costs	—	23	—	(23)	—
Facility exit costs	14	8	(15)	—	7
Other exit costs	18	9	(9)	—	18
Total	$106	$101	$(97)	$(25)	$85

The following table summarizes 2014 restructuring charges by operating segment:

Millions of dollars	2014 Charges
North America	$8
Latin America	8
EMEA	75
Asia	10
Total	$101
(10)    INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2014 was $26 million and $126 million, respectively, compared to income tax expense of $55 million and $27 million for the three and nine months ended September 2013, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Earnings before income taxes	$261	$254	$710	$689
Income tax expense computed at United States statutory tax rate	$91	$89	$249	$241
U.S. government tax incentives, including Energy Tax Credits	—	(16)	—	(127)
U.S. foreign income items, net of credits	(34)	3	(59)	(19)
Valuation allowance release	(25)	—	(38)	—
Foreign government tax incentive, including BEFIEX	(10)	(16)	(20)	(45)
Other	4	(5)	(6)	(23)
Income tax expense computed at effective worldwide tax rates	$26	$55	$126	$27
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	42	41	4	5	7	4
Expected return on plan assets	(49)	(48)	(2)	(3)	—	—
Amortization:
Actuarial loss	11	16	1	2	—	1
Prior service credit	—	(1)	—	—	(10)	(10)
Settlement and curtailment loss	—	3	—	—	—	—
Net periodic benefit cost (credit)	$5	$12	$4	$5	$(2)	$(4)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Service cost	$2	$2	$4	$4	$2	$3
Interest cost	126	122	13	13	19	13
Expected return on plan assets	(145)	(144)	(8)	(8)	—	—
Amortization:
Actuarial loss	32	47	4	5	—	1
Prior service credit	(2)	(2)	—	—	(29)	(29)
Settlement and curtailment loss	—	3	2	1	—	—
Net periodic benefit cost (credit)	$13	$28	$15	$15	$(8)	$(12)
(12)    OPERATING SEGMENT INFORMATION
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2014	$2,792	$1,131	$785	$157	$(41)	$4,824
2013	2,627	1,128	778	197	(47)	4,683
Intersegment sales
2014	54	43	19	70	(186)	—
2013	59	47	21	78	(205)	—
Depreciation and amortization
2014	73	22	22	5	14	136
2013	67	21	25	5	24	142
Operating profit (loss)
2014	304	118	9	(8)	(88)	335
2013	289	133	—	7	(116)	313
Total assets
September 30, 2014	8,056	3,130	2,620	1,292	610	15,708
December 31, 2013	7,785	3,380	2,955	921	503	15,544
Capital expenditures
2014	72	40	22	3	20	157
2013	63	28	19	5	22	137

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2014	$7,798	$3,410	$2,251	$534	$(124)	$13,869
2013	7,453	3,547	2,177	630	(128)	13,679
Intersegment sales
2014	169	128	68	201	(566)	—
2013	191	132	58	195	(576)	—
Depreciation and amortization
2014	194	66	59	16	62	397
2013	189	69	72	14	53	397
Operating profit (loss)
2014	817	328	18	1	(257)	907
2013	769	398	(14)	24	(282)	895
Total assets
September 30, 2014	8,056	3,130	2,620	1,292	610	15,708
December 31, 2013	7,785	3,380	2,955	921	503	15,544
Capital expenditures
2014	187	102	70	10	53	422
2013	139	70	47	13	48	317

(13)    ACQUISITIONS
Hefei Rongshida Sanyo Electric Co., Ltd.
On October 24, 2014, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., (“Whirlpool China”), completed its acquisition of a 51 percent equity stake in Hefei Rongshida Sanyo Electric Co., Ltd., a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange (“Hefei Sanyo”).
Pursuant to a Share Purchase Agreement among Whirlpool China, SANYO Electric Co., Ltd. (“Sanyo Japan”), and SANYO Electric (China) Co., Ltd. (“Sanyo China”, and together with Sanyo Japan, the “Sellers”), on October 20, 2014, Whirlpool China completed its purchase of the 157,245,200 shares (or 29.51%) of Hefei Sanyo currently held by the Sellers (such transaction, the “Share Purchase”) for RMB 1.4 billion (approximately $230 million at the date of purchase).
On October 24, 2014, pursuant to a Share Subscription Agreement (the “Share Subscription Agreement”) between Whirlpool China and Hefei Sanyo, Whirlpool China completed its subscription for 233,639,000  shares (which, together with shares purchased pursuant to the Share Purchase Agreement, aggregated 51%) of Hefei Sanyo pursuant to a private placement (such transaction, the “Share Subscription”) for RMB 2.0 billion (approximately $321 million at the date of purchase). Pursuant to the Share Subscription Agreement and as required by the law of the People’s Republic of China, Whirlpool China will be prevented from selling any shares of Hefei Sanyo for 36 months.
The aggregate purchase price for the Share Purchase and the Share Subscription was RMB 3.4 billion (approximately $551 million at the dates of purchase). The purchase price for the Share Purchase was payable in USD based on the exchange rate as of August 9, 2013. The Company funded the total consideration for the shares with a combination of cash on hand and other debt financing. The cash paid for the Share Subscription is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development, product innovation and brand investment.
Additionally, a $20 million breakup fee paid to the Sellers in February 2014, is expected to be refunded by the end of 2014.
Indesit Company S.p.A.
On July 10, 2014, we entered into share purchase agreements with (i) Fineldo S.p.A. (“Fineldo”, and the share purchase agreement with Fineldo, the “Fineldo SPA”), a company incorporated under the laws of Italy, concerning the purchase and sale of 42.7% of the issued share capital (the “Fineldo Shares”) of Indesit Company S.p.A., a joint stock company incorporated under the laws of Italy whose shares are listed on the stock market organized and managed by Borsa Italiana S.p.A. (“Indesit”), (ii) Ms. Franca Carloni, Mr. Aristide Merloni, Mr. Andrea Merloni, Ms. Maria Paola Merloni, Ms. Antonella Merloni, Ms. Ester Merloni, Fines S.p.A. and, following approval by the Court of Ancona, Mr. Vittorio Merloni (the “Family SPA”), collectively concerning the purchase and sale of 13.2% of Indesit’s issued share capital (the “Family Shares”), and (iii) Ms. Claudia Merloni (the “Claudia Merloni SPA” and, together with the Fineldo SPA and the Family SPA, the “Stock Purchase Agreements”) concerning the purchase and sale of 4.4% of Indesit’s issued share capital (the “Claudia Merloni Shares”).
On October 14, 2014, we completed our acquisition of the Fineldo Shares under the Fineldo SPA and our acquisition of the Family Shares under the Family SPA. We completed our acquisition of the Claudia Merloni Shares under the Claudia Merloni SPA on July 17, 2014. In the aggregate, pursuant to the Stock Purchase Agreements, we acquired 60.4% of Indesit’s issued share capital. This represents 66.8% of Indesit’s issued and outstanding stock. This position will allow us to control both the ordinary and the extraordinary shareholders’ meetings of Indesit.
The aggregate purchase price for the Fineldo Shares was €537 million (approximately $680 million at the date of purchase). The aggregate purchase price for the Family Shares was €166 million (approximately $210 million at the date of purchase). The aggregate purchase price for the Claudia Merloni Shares was €55 million (approximately $75 million at the date of purchase).
We funded the aggregate purchase price for the Fineldo Shares and Family Shares through borrowings under our credit facility, and intend to repay such borrowings in the future through public debt financing.
The Company will carry out a mandatory tender offer (the “Tender Offer”) for the remaining outstanding shares of Indesit in accordance with Italian law at the highest price per Indesit share paid by the Company under the Share Purchase Agreements, which was €11 per share ($13.89 per share as of September 30, 2014). The Company cannot provide any assurances regarding whether it will be able to acquire any additional shares of Indesit pursuant to the Tender Offer, and if so, how many such shares it will be able to acquire. The Company expects to fund the acquisition of any shares purchased as a result of the Tender Offer with cash on hand, together with private, domestic and international public debt financing, depending on the timing of the closing date of the Tender Offer and market conditions.

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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2014	2013	Change	2014	2013	Change
Net sales	$4,824	$4,683	3.0%	$13,869	$13,679	1.4%
Gross margin	827	846	(2.3)%	2,369	2,389	(0.8)%
Selling, general and administrative	448	460	(2.4)%	1,344	1,334	0.7%
Restructuring costs	38	68	(45.0)%	101	141	(28.5)%
Interest and sundry income (expense)	(39)	(16)	154.0%	(78)	(73)	8.6%
Interest expense	35	43	(17.8)%	119	133	(10.7)%
Income tax expense	26	55	(51.8)%	126	27	363.6%
Net earnings available to Whirlpool	230	196	17.1%	569	646	(11.9)%
Diluted net earnings available to Whirlpool per share	$2.88	$2.42	19.2%	$7.16	$7.97	(10.2)%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended September 30:

	Units Sold (in thousands)
	Three Months Ended			Nine Months Ended
Region	2014	2013	Change	2014	2013	Change
North America	6,933	6,545	5.9%	19,022	18,476	3.0%
Latin America	2,981	3,453	(13.7)%	8,915	9,426	(5.4)%
EMEA	3,141	3,060	2.6%	8,732	8,545	2.2%
Asia	832	968	(14.0)%	2,731	2,999	(8.9)%
Consolidated	13,887	14,026	(1.0)%	39,400	39,446	(0.1)%

	Net Sales (in millions)
	Three Months Ended			Nine Months Ended
Region	2014	2013	Change	2014	2013	Change
North America	$2,792	$2,627	6.3%	$7,798	$7,453	4.6%
Latin America	1,131	1,128	0.3%	3,410	3,547	(3.8)%
EMEA	785	778	1.0%	2,251	2,177	3.4%
Asia	157	197	(20.4)%	534	630	(15.2)%
Other/eliminations	(41)	(47)	nm	(124)	(128)	nm
Consolidated	$4,824	$4,683	3.0%	$13,869	$13,679	1.4%
nm: not meaningful
Consolidated net sales for the three months ended September 30, 2014 increased 3.0% compared to the same period in 2013, primarily driven by favorable product/price mix, partially offset by lower units sold, lower BEFIEX credits, and an unfavorable impact from foreign currency. The increase for the nine months ended September 30, 2014 was primarily driven by favorable product price/mix, partially offset by foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three and nine months ended September 30, 2014 increased 4.0% and 3.3%, compared to the same periods in 2013.
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

Significant regional trends were as follows:

•
North America net sales increased 6.3% and 4.6% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase for the three months ended was primarily driven by higher units sold and favorable product/price mix, partially offset by an unfavorable impact from foreign currency. The increase for the nine months ended was primarily driven by higher units sold and favorable product/price mix, partially offset by an unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales increased 6.9% and 5.3% for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

•
Latin America net sales increased 0.3% for the three months ended September 30, 2014 and decreased 3.8% for the nine months ended September 30, 2014 compared to the same periods in 2013. The increase for the three months ended was primarily driven by favorable product/price mix, partially offset by lower units sold and lower BEFIEX credits. The decrease for the nine months ended was primarily due to an unfavorable impact from foreign currency, lower units sold as expected due to the World Cup tournament, and lower BEFIEX credits, partially offset by favorable product/price mix. Excluding the impact from foreign currency and BEFIEX, net sales increased 3.2% and 3.3% for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

We did not monetize any BEFIEX credits during the three months ended September 30, 2014, compared to $29 million for the same period in 2013. We monetized $14 million of BEFIEX credits during the nine months ended September 30, 2014, compared to $69 million for the same period in 2013. As of September 30, 2014, approximately $53 million of future cash monetization for court awarded fees subject to a separate agreement remained, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 6 of the Notes to the Consolidated Condensed Financial Statements.

•
EMEA net sales increased 1.0% and 3.4% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase for the three months ended was primarily due to higher units sold, partially offset by unfavorable product/price mix and an unfavorable impact from foreign currency. The increase for the nine months ended was primarily driven by favorable impacts from foreign currency and higher units sold, partially offset by unfavorable product/price mix. Excluding the impact from foreign currency, net sales increased 1.2% and 0.7% for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

•
Asia net sales decreased 20.4% and 15.2% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decrease was primarily driven by a decrease in units sold due to trade inventory transitions in China ahead of the acquisition, an unfavorable impact from product/price mix, and the unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales decreased 22.0% and 11.5% for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Percentage of net sales	2014	2013	Change		2014	2013	Change
North America	17.7%	18.8%	(1.1)	pts	17.9%	17.9%	—	pts
Latin America	18.6%	20.3%	(1.7)	pts	17.5%	19.6%	(2.1)	pts
EMEA	12.3%	10.8%	1.5	pts	12.6%	11.1%	1.5	pts
Asia	15.9%	18.4%	(2.5)	pts	17.0%	18.3%	(1.3)	pts
Consolidated	17.1%	18.1%	(1.0)	pts	17.1%	17.5%	(0.4)	pts
The consolidated gross margin percentage decreased for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decrease was primarily due to higher material costs, an unfavorable impact from foreign currency, and lower BEFIEX credits monetized, partially offset by favorable impacts from cost productivity and capacity reductions.
Significant regional trends were as follows:

•
North America gross margin decreased for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to unfavorable product/price mix due to product transition costs, higher material costs, and an unfavorable impact from foreign currency, partially offset by favorable impacts from ongoing cost productivity and capacity reductions. For the nine months ended September 30, 2014, gross margin was comparable to the same period in 2013, reflecting favorable impacts from ongoing cost productivity and capacity reductions, partially offset by unfavorable product/price mix, higher material costs, and an unfavorable impact from foreign currency.

•
Latin America gross margin decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to higher material costs, and lower BEFIEX credits monetized, partially offset by favorable product/price mix.

•
EMEA gross margin increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to favorable impacts from ongoing cost productivity and capacity reductions, partially offset by unfavorable product/price mix and an unfavorable impact from foreign currency.

•
Asia gross margin decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to an unfavorable impact from foreign currency, trade inventory transitions in China ahead of the acquisition and higher material costs, partially offset by ongoing cost productivity.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2014	As a % of Net Sales	2013	As a % of Net Sales	2014	As a % of Net Sales	2013	As a % of Net Sales
North America	$184	6.6%	$201	7.7%	$563	7.2%	$548	7.4%
Latin America	92	8.1%	96	8.5%	266	7.8%	295	8.3%
EMEA	86	10.9%	82	10.6%	263	11.7%	253	11.6%
Asia	33	20.9%	29	14.6%	90	16.8%	91	14.4%
Corporate/other	53	—	52	—	162	—	147	—
Consolidated	$448	9.3%	$460	9.8%	$1,344	9.7%	$1,334	9.8%
Compared to 2013, consolidated selling, general and administrative expenses decreased for the three months ended September 30, 2014, primarily due to quarterly timing of brand investments. For the nine months ended, September 30, 2014, consolidated selling, general and administrative expenses are comparable compared to 2013.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan will result in expenses of approximately $50 million in 2014 and are now substantially complete.
We incurred restructuring charges of $38 million and $101 million for the three and nine months ended September 30, 2014 compared to $68 million and $141 million for the comparable periods in 2013. We are now expecting to incur charges of up to $150 million during 2014, which is higher than previous guidance, due to actions related to the recent acquisitions. Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and nine months ended September 30, 2014 increased compared to the same periods in 2013. The increase in expense for the three months ended September 30, 2014 was primarily due to the unfavorable impacts from foreign currency and investment related expenses related to the acquisitions of Hefei Sanyo and Indesit. The increase in expenses for the nine months ended September 30, 2014 was primarily due to investment related expenses related to the acquisitions of Hefei Sanyo and Indesit, partially offset by the favorable impacts from foreign currency.
Interest Expense
Interest expense for the three and nine months ended September 30, 2014 decreased compared to the same periods in 2013, primarily due to lower average rates on long-term debt.

Income Taxes
Income tax expense for the three and nine months ended September 30, 2014 was $26 million and $126 million, respectively, compared to income tax expense of $55 million and $27 million for the three and nine months ended September 2013, respectively. The following table summarizes the difference between income tax expense (benefit) at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Earnings before income taxes	$261	$254	$710	$689
Income tax expense computed at United States statutory tax rate	91	89	249	241
U.S. government tax incentives, including Energy Tax Credits	—	(16)	—	(127)
U.S. foreign income items, net of credits	(34)	3	(59)	(19)
Valuation allowance release	(25)	—	(38)	—
Foreign government tax incentive, including BEFIEX	(10)	(16)	(20)	(45)
Other	4	(5)	(6)	(23)
Income tax expense computed at effective worldwide tax rates	$26	$55	$126	$27
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2014 to be within the following ranges:

	2014
Millions of dollars, except per share data	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2014	$9.40	—	$9.90
Including:
Restructuring Expense	~$(1.45)
Investment Expense	~$(0.75)
Inventory PPA Adjustments	$(0.10)
Brazilian (BEFIEX) Tax Credits	$0.18
Antitrust Resolutions	$(0.04)

Industry demand
North America	~ 5%
Latin America	(4%)	—	(5%)
EMEA	0%	—	2%
Asia	Flat
For the full-year 2014, we expect to generate free cash flow between $650 million and $700 million, including restructuring cash outlays of up to $150 million, capital spending of $675 million to $725 million and U.S. pension contributions of approximately $125 million.
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

	2014
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,325	—	$1,425
Capital expenditures and proceeds from sale of assets/businesses	(675)	—	$(725)
Free cash flow	$650	—	$700

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
On October 24, 2014, Whirlpool’s wholly-owned Chinese subsidiary completed its acquisition of a 51% equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. (“Hefei Sanyo”), through two transactions, for an aggregate purchase price of RMB 3.4 billion (approximately $551 million at the dates of purchase). The Company funded the total consideration for the shares with a combination of cash on hand and other debt financing. The cash paid for the Share Subscription is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and product innovation. Additional information about the transaction can be found in Note 13 of the Notes to the Consolidated Condensed Financial Statements.
As disclosed on our current report on Form 8-K, which we filed with the SEC on October 15, 2014, we completed our acquisition from Fineldo S.p.A. and certain members of the Merloni family (the "Family") of a total of 66.8% of the voting stock of Indesit Company S.p.A. ("Indesit") for an aggregate purchase price of €758 million (approximately $965 million at the dates of purchase), without adjustment. We funded the aggregate purchase price for the Fineldo shares and Family shares through borrowings under our credit facility, and intend to repay borrowings in the future through public debt financing. Whirlpool will launch a mandatory tender offer for all remaining outstanding shares of Indesit in accordance with Italian law for €11 per share ($13.89 per share as of September 30, 2014), the highest price per Indesit share paid by Whirlpool under the share purchase agreements. Additional information about the transaction can be found in Note 13 of the Notes to the Consolidated Condensed Financial Statements.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, our United States pension plans, and returns to shareholders. We also have $213 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At September 30, 2014, we did not have cash, cash equivalents, or third-party receivables greater than 1% of our consolidated assets in any single European country.
We continue to review customer financial conditions across the Eurozone. At September 30, 2014, we had $83 million in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €31 million (approximately $39 million at September 30, 2014) of the outstanding receivables were overdue as of September 30, 2014. We amended the payment terms of these overdue receivables in 2014, which require payment in full by Alno in January 2015. The payment terms of the short-term notes were also amended and the short-term and long term notes requires payment of approximately €18 million (approximately $23 million as of September 30, 2014) due in 2015 and €20 million (approximately $25 million as of September 30, 2014) continues to be due in 2017. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
In March 2014, Whirlpool sold approximately 7.4 million shares held in Alno AG for approximately $5 million. This transaction resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Cash provided by (used in):
Operating activities	$(128)	$242
Investing activities	(748)	(353)
Financing activities	511	(219)
Effect of exchange rate changes on cash	(28)	(12)
Net decrease in cash and equivalents	$(393)	$(342)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2014 increased compared to the same period in 2013, which primarily reflects increased funding for seasonal working capital investment and funding related to new product launches.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2014 increased compared to the same period in 2013, which primarily reflects continued capital investments to support new product innovation, a $250 million deposit related to the acquisition of Hefei Sanyo, and the purchase of an equity interest in Indesit Company S.p.A. for $75 million, partially offset by proceeds from the sale of a portion of our shares held in Alno.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2014 increased compared to the same period in 2013 due to the completion of an $800 million debt offering in February 2014, partially offset by an increase in dividends paid and purchase of treasury stock. The proceeds of the debt offering were used to repay $600 million of debt that matured in 2014, $500 million of which matured in the second quarter of 2014 and $100 million of which matured in the third quarter of 2014, in addition to other general corporate purposes. Additional information about the debt offering can be found in Note 5 of the Notes to the Consolidated Condensed Financial Statements.
At September 30, 2014, we had $460 million of commercial paper borrowings outstanding to fund working capital requirements.
Financing Arrangements
On September 26, 2014, we entered into a Second Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility amends, restates and extends the borrowers’ prior five-year credit facility, which was scheduled to mature on June 28, 2016. The Long-Term Facility increases the existing $1.725 billion facility to an aggregate amount of $2.0 billion, with an option to increase the total amount to up to $2.5 billion by exercise of an accordion feature. The Long-Term Facility has a maturity date of September 26, 2019. The Long-Term Facility includes a letter of credit sublimit of $200 million. The Long-Term Facility decreases the interest and fee rates payable with respect to the Long-Term Facility based on our debt rating as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.15%, as of the effective date of the Long-Term Facility. We had no borrowings outstanding under the Long-Term Facility at September 30, 2014 or the prior Long-Term Facility at December 31, 2013, respectively.

On September 26, 2014, we entered into a Short-Term Credit Agreement (the “364-Day Facility” and together with the Long-Term Facility, the “Facilities”). The 364-Day Facility is a revolving credit facility in an aggregate amount of $1.0 billion. The 364-Day Facility has a maturity date of September 25, 2015. The interest and fee rates payable with respect to the 364-Day Facility based on our debt rating are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the effective date of the 364-Day Facility. We had no borrowings outstanding under the 364-Day Facility at September 30, 2014.
The Facilities contain customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets. We were in compliance with financial covenant requirements at September 30, 2014 and December 31, 2013.
We have paid lenders under the Facilities an up-front fee of approximately $2.7 million.
Additional information about the Long-Term Facility or the 364-Day Facility can be found in Note 5 of the Notes to the Consolidated Condensed Financial Statements. The Long-Term Facility and 364-Day Facility are filed as Exhibits 10.6 and 10.7, respectively, to this quarterly report on Form 10-Q.
Dividends
In April 2014, we announced a 20% increase in our quarterly dividend on our common stock to 75 cents per share from 62.5 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2014, we had approximately $402 million outstanding under these agreements.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the nine months ended September 30, 2014, we repurchased 165,900 shares at an aggregate purchase price of approximately $25 million under this program. At September 30, 2014, there were approximately $475 million in remaining funds authorized under this program.
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
In connection with the defense and resolution of the Embraco antitrust matters, we have incurred cumulative charges of approximately $417 million since 2009, including fines, defense costs, and other expenses. These charges have been recorded within interest and sundry income (expense). At September 30, 2014, $46 million remains accrued, with installment payments of $41 million, plus interest, remaining to be made to government authorities at various times through 2015.
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
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million of BEFIEX credits during the nine months ended September 30, 2014, compared to $69 million for the same period in 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
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
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.3 billion Brazilian reais (approximately $520 million as of September 30, 2014).
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
Brazil Tax Matters
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 204 million Brazilian reais (approximately $83 million as of September 30, 2014), reflecting the original assessment, plus interest and penalties. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 111 million Brazilian reais (approximately $45 million as of September 30, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments, including principal, interest and penalties, of 123 million Brazilian reais (approximately $50 million as of September 30, 2014), to be paid in 30 monthly installments, which began in December 2013.
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
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, and breach of warranty. The complaints generally seek unspecified compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of many of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Condensed Financial Statements.

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

(a)	Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

(b)	Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 6 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013, and in Part II, Item 1A to our subsequent quarterly reports on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the nine months ended September 30, 2014, we repurchased 165,900 shares at an aggregate purchase price of approximately $25 million under this program. At September 30, 2014, there were approximately $475 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2014:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2014 through July 31, 2014	—	$—	—	$500
August 1, 2014 through August 31, 2014	133,200	149.79	133,200	480
September 1, 2014 through September 30, 2014	32,700	152.71	32,700	475
Total	165,900	$150.36	165,900

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.    EXHIBITS

Exhibit 10.1	Share Purchase Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, and Antonella Merloni

Exhibit 10.2
Share Purchase Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Fines S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, Ester Merloni, Vittorio Merloni and Antonella Merloni

Exhibit 10.3	Share Purchase Agreement dated July 10, 2014 between Whirlpool Corporation and Claudia Merloni

Exhibit 10.4
Exclusivity Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Fines S.p.A., Vittorio Merloni, Franca Carloni, Aristide Merloni, Andrea Merloni, Maria Paola Merloni, Antonella Merloni, and Ester Merloni

Exhibit 10.5
Amendment dated October 14, 2014 to Share Purchase Agreement dated July 10, 2014, among Whirlpool Italia Holdings S.r.l., Whirlpool Corporation and Fineldo S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, and Antonella Merloni

Exhibit 10.6
Second Amended and Restated Long-Term Five-Year Credit Agreement dated as of September 26, 2014 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, The Royal Bank of Scotland PLC, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, RBS Securities Inc., BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners

Exhibit 10.7
Short-Term Credit Agreement dated as of September 26, 2014 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, The Royal Bank of Scotland PLC, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, RBS Securities Inc., BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners

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

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	October 28, 2014