Form 10-K
period 2014-12-31
WHIRLPOOL CORP /DE/
filed 2015-02-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,578,183,570.
On February 20, 2015, the registrant had 78,102,669 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2015 annual meeting of stockholders (the “Proxy Statement”)	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2014

PART I

ITEM 1.	BUSINESS
Whirlpool Corporation, the world’s leading global manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 14 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, Jenn-Air and Indesit. Whirlpool’s reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. As of December 31, 2014, Whirlpool had approximately 100,000 employees.
As used herein, and except where the context otherwise requires, “Whirlpool,” "the Company," “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.
Products and Regions
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
The following table provides the percentage of net sales for each class of products which accounted for 10% or more of our consolidated net sales over the last three years:

	2014	2013	2012
Laundry Appliances	27%	29%	30%
Refrigerators and Freezers	28%	29%	30%
Cooking Appliances	18%	18%	17%
Other	27%	24%	23%
Net Sales	100%	100%	100%
In North America, Whirlpool markets and distributes major home appliances and portable appliances under a variety of brand names. In the United States, we market and distribute products primarily under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Roper, Admiral, Affresh and Gladiator brand names primarily to retailers, distributors and builders. In Canada, we market and distribute major home appliances primarily under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Amana, Roper, Estate and KitchenAid brand names. In Mexico, we market and distribute major home appliances primarily under the Whirlpool, Maytag, Acros, KitchenAid and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names.
In Latin America, we market and distribute our major and small home appliances primarily under the Consul, Brastemp, Whirlpool and KitchenAid brand names. We manage sales and distribution through our local entities in Brazil, Argentina, Chile, Peru, Ecuador, Colombia and Guatemala. We also serve the countries of Bolivia, Paraguay, Uruguay, Venezuela, the Caribbean and Central America countries, where we manage appliances sales and distribution through our accredited distributors.
In EMEA, we market and distribute our major home appliances primarily under the Whirlpool, Bauknecht, Ignis, Maytag, Laden, Indesit, Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), Hotpoint-Ariston and Privileg brand names, and major and portable appliances under the KitchenAid brand name. In addition to our operations in Western and Eastern Europe, Turkey and Russia, we have sales subsidiaries in Morocco and Dubai. We market and distribute a full line of products under the Whirlpool, KIC and Ignis brand names in South Africa. Our European operations also market and distribute products under the Whirlpool, Bauknecht and Ignis brand names to distributors and dealers in Africa and the Middle East. With the acquisition of Indesit Company S.p.A. ("Indesit"), we expect efficiencies in R&D, capital spending and value chain costs, as well as operational scale with increased volume and the ability to more effectively integrate our product platforms across a larger European market position.

In Asia, we have organized the marketing and distribution of our major home appliances into five operating groups: (1) mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal and Pakistan; (4) Oceania, which includes Australia, New Zealand and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, Myanmar and Japan. We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana, Bauknecht, Jenn-Air, and Diqua brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores. With the acquisition of Hefei Rongshida Sanyo Electric Co., Ltd., or Hefei Sanyo, which we have since renamed Whirlpool China Co., Ltd., our operations in China now have expanded distribution to over 30,000 distribution points and significant capacity in a complementary low cost manufacturing base.
Competition
Competition in the major home appliance industry is intense, including competitors such as Arcelik, Bosch Siemens, Electrolux, General Electric, Panasonic, Haier, Kenmore, LG, Mabe and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in our business is based upon a wide variety of factors, including selling price, product features and design, performance, innovation, energy efficiency, quality, cost, distribution and financial incentives. These financial incentives include cooperative advertising, co-marketing funds, salesperson incentives, volume rebates and terms. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our regional footprint, expanding trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
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
Trademarks, Licenses and Patents
We consider the trademarks, licenses and patents we own, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, Jenn-Air, KitchenAid, Amana and Acros. The most important trademarks to Latin America are Consul, Brastemp, Whirlpool and KitchenAid. The most important trademarks to EMEA are Whirlpool, KitchenAid, Bauknecht, Indesit, Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), Hotpoint-Ariston and Ignis. The most important trademarks to Asia are Whirlpool, Royalstar and Diqua. We receive royalties from licensing our trademarks to third parties to sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, and Amana brand names. We continually apply for and obtain United States and foreign patents. The primary purpose in obtaining patents is to protect our designs and technologies.
Research and Development
Expenditures for research and development relating to new and innovative products and the improvement of existing products were approximately $563 million, $582 million and $553 million in 2014, 2013 and 2012, respectively.
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

We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position during 2014 and are not expected to be material in 2015.
The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter governmental energy and environmental standards. These standards were phased-in over the past several years and include the general phase-out of ozone-depleting chemicals used in refrigeration, energy standards rulemakings for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions and mandated recycling of our products at the end of their useful lives. Compliance with these various standards, as they become effective, will require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.
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
Other Information
For information about the challenges and risks associated with our foreign operations, see “Risks Relating to Our Business” under Item 1A.
For certain other financial information concerning our business segments and foreign and domestic operations, see Note 14 to the Consolidated Financial Statements.
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 11 to the Consolidated Financial Statements.
Hefei Sanyo Acquisition
On August 12, 2013, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., (“Whirlpool China”), reached agreements to acquire a 51% equity stake in a leading home appliances manufacturer, Hefei Sanyo, a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange. This transaction was completed on October 24, 2014. Hefei Sanyo has been renamed to "Whirlpool China Co., Ltd." With this acquisition, Whirlpool adds an established and broad distribution network within the Chinese appliance market and reinforces our commitment to growth in this region. Whirlpool will gain manufacturing scale and a competitive cost structure in the city of Hefei and we believe we will realize strong synergies through our extensive technical, marketing and product development in combination with Hefei Sanyo’s sales execution and operational strengths.
The aggregate purchase price was RMB 3.4 billion (approximately $551 million at the dates of purchase). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement portion of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital. Further discussion of this transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.
Indesit Acquisition
On December 3, 2014, Whirlpool purchased all remaining shares of Indesit (aside from a minority interest that was purchased in the third quarter of 2014) and Indesit delisted from the Electronic Stock Market organized and managed by Borsa Italiana S.p.A. Total consideration paid for Indesit was $1.4 billion in aggregate net of cash acquired. The Company funded the aggregate purchase price for the shares constituting a majority interest that we purchased in October 2014 through borrowings under our credit facility, and repaid a portion of such borrowings through the issuance of an aggregate principal amount of $650 million in senior notes on November 4, 2014. We funded the aggregate purchase price for the tender offer and remaining shares through borrowings under our credit facility and through borrowings under our commercial paper programs, and intend to repay such borrowings in the future through public debt financing.
This transaction builds Whirlpool’s market position within Europe, and we believe will enable sustainable growth given the complementary market positions, product offerings and distribution channels of Whirlpool and Indesit throughout Europe. Further discussion of this transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.

Executive Officers of the Registrant
The following table sets forth the names and ages of our executive officers on February 16, 2015, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	57
Michael A. Todman	Director and Vice Chairman	2001	57
Marc R. Bitzer	Vice Chairman	2006	50
Esther Berrozpe Galindo	Executive Vice President and President, Whirlpool EMEA	2013	45
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	51
Joseph T. Liotine	Executive Vice President and President, Whirlpool North America	2014	42
David T. Szczupak	Executive Vice President, Global Product Organization	2008	59
Larry M. Venturelli	Executive Vice President and Chief Financial Officer	2012	54
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2015 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years.
Available Information
Financial results and investor information (including Whirlpool’s Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool’s website: investors.whirlpoolcorp.com/sec.cfm. Copies of our Form 10-K, 10-Q, and 8-K reports and amendments, if any, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS
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
We face risks associated with our acquisitions and other investments and risks associated with our increased presence in emerging markets. From time to time, we make strategic acquisitions and participate in joint ventures. We acquired Indesit and a majority interest in Hefei Sanyo in the fourth quarter of 2014. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We may encounter difficulties in integrating acquisitions with our operations, applying our internal control processes to these acquisitions, and in managing strategic investments. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us. If our compliance policies, including the requirement to comply with all laws, are not followed, such non-compliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. In addition, our recent and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations. See Note 2 to the Consolidated Financial Statements for additional information regarding the Hefei Sanyo and Indesit acquisitions.

The loss of, or substantial decline in, sales to any of our key trade customers, which include Lowe's, Sears, Home Depot, hhgregg, Best Buy, GPA - Grupo Pão De Açúcar, IKEA, Alno, Suning, major buying groups and builders, could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers' ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. The loss of, or substantial decline in volume of, sales to Lowe's, Sears, Home Depot, hhgregg, Best Buy, GPA - Grupo Pão De Açúcar, IKEA, Alno, Suning, major buying groups or builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our liquidity, financial position and results of operations.
Risks associated with our international operations may decrease our revenues and increase our costs. For the year ended December 31, 2014, we derived approximately 47% of our net sales from outside of North America, including 23% in Latin America, 20% in EMEA and 4% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
•political, legal, and economic instability and uncertainty;
•foreign currency exchange rate fluctuations;
•changes in foreign country tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations of tax laws;
•inflation;
•changes in foreign country regulatory requirements;
•various import/export restrictions and the availability of required import/export licenses;
•imposition of foreign tariffs and other trade barriers;
•managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations, such as the Foreign Corrupt Practices Act (“FCPA”), and antitrust laws;
•work stoppages and labor relations;
•disruptions in the shipping of imported and exported products;
•government price controls;
•extended payment terms and the inability to collect accounts receivable; and
•limitations on the repatriation of earnings and cash.
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
Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our operating results. The primary materials used to produce and manufacture our products are steel, plastic resins, and base metals, such as aluminum, copper, zinc, and nickel. On a global and regional basis, the sources and prices of those materials and components containing those materials are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. Significant increases in these and other costs in the future could have a material adverse effect on our operating results.

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
Unfavorable results of legal and tax proceedings could materially adversely affect our business and financial condition and performance. We are subject to a variety of litigation and legal compliance risks, including litigation concerning products, intellectual property rights, income and non-income taxes, environmental matters, corporate matters, commercial matters and compliance with competition laws and distribution, marketing and trade practices. For example, we are currently disputing certain income and non-income tax related assessments issued by the Brazilian authorities relating to BEFIEX, CFC Tax and to IPI tax credits (see Note 7 and Note 12 of the Notes to the Consolidated Financial Statements for additional information on these matters). Unfavorable outcomes regarding these assessments could have a material adverse affect on our financial position, liquidity, or results of operations in any particular reporting period. Results of legal proceedings cannot be predicted with certainty and for some matters no insurance is likely available. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
We are subject to, and could be further subject to, governmental investigations or actions by other third parties. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. For example, we have been subject to governmental investigations related to pricing practices of our global compressor business (see Note 7 of the Notes to the Consolidated Financial Statements for additional information on these matters). Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.
Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation. The conduct of our businesses, and the production, distribution, sale, advertising, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities. In addition, we incur and will continue to incur capital and other expenditures to comply with various laws and regulations, especially relating to protection of the environment, human health and safety and energy efficiency. These types of costs could adversely affect our financial performance. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply with various laws and regulations, including environmental regulations. Cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect us.
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
Changes in economic conditions could adversely affect demand for our products. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, generally affect demand for our products. Higher unemployment rates, higher fuel and other energy costs, higher deficit spending and debt levels, and higher tax rates adversely affect demand. A decline in economic activity and conditions in the United States, Latin America, Europe and the other areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect.
The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance. We use a wide range of materials and components in the global production of our products and use numerous suppliers to provide materials and components. Because we generally do not have guaranteed supply arrangements with our suppliers and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary component parts for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and operations at suppliers' facilities are subject to disruption for a variety of reasons, including, but not limited to, work stoppages, labor relations, intellectual property claims against suppliers, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters, insurance for any of which may not be available, affordable or adequate. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our revenue and earnings performance.
We are exposed to risks associated with the uncertain global economy. Uncertain economic conditions within our regions and slow recovery in Europe and Asia, along with national debt and fiscal concerns in various regions and government austerity measures, are posing challenges to the industry in which Whirlpool operates. The demand for our products depends largely on consumer spending and the availability of financing. Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and may cause certain customers to push out, cancel, or refrain from placing orders for our products. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability may also cause some customers to scale back operations, exit markets, merge with other retailers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory. These conditions may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs. In addition, these conditions may lead to strategic alliances by, or consolidation of, other appliance manufacturers, which could adversely affect our ability to compete effectively.
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
A deterioration in labor relations could adversely impact our global business. As of December 31, 2014, we had approximately 100,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, which generally have two to three year terms. We are periodically in negotiations with certain of the unions representing our employees and may be subject to employee work stoppages that, if such events were to occur, may have a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew collective bargaining agreements on the same or similar terms, or at all, which may also have a material adverse effect on our business, financial condition, or results of operations.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands. We consider our intellectual property rights, including patents, trademarks, trade secrets and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.
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
Moreover, while we do not believe that any of our products infringe on enforceable intellectual property rights of third parties, others may assert intellectual property rights that cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.
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
As of December 31, 2014, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.6 billion, ($1.1 billion of which was attributable to pension plans and $0.5 billion of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2014, our principal manufacturing operations were carried on at 42 locations in 14 countries worldwide. We occupied a total of approximately 83 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 37 million square feet of such space is occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool’s products. The company’s major production sites by operating segment are as follows:

North America:
United States:	Amana and Newton, Iowa; Tulsa, Oklahoma;
Greenville, Clyde, Findlay, Marion and Ottawa, Ohio;
Cleveland, Tennessee
Mexico:	Celaya; Monterrey; Ramos Arizpe

Latin America:
Brazil:	Itaiopolis; Joinville; Manaus; Rio Claro
China:	Beijing
Colombia:	Medellin (Joint Venture)
Italy:	Riva di Chieri
Slovakia:	Spisska Nova Ves
Mexico:	Monterrey

Europe, Middle East and Africa:
France:	Amiens
Italy:	Cassinetta; Comunanza; Fabriano; Naples; Siena; Teverola
Poland:	Lodz; Radomsko; Wroclaw
Russia:	Lipetsk
Slovakia:	Poprad
South Africa:	Isithebe
Turkey:	Manisa
United Kingdom:	Yates

Asia:
China:	ChangXing (Joint Venture); Hefei; Shunde
India:	Faridabad; Pondicherry; Pune

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 7 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 20, 2015, the number of holders of record of Whirlpool common stock was approximately 11,160.
Quarterly market and dividend information can be found in Note 15 (unaudited) to the Consolidated Financial Statements.
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. We repurchased 165,900 shares at an aggregate purchase price of approximately $25 million through December 31, 2014. At December 31, 2014, there were approximately $475 million in remaining funds authorized under this program.

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2014	2013	2012	2011	2010
CONSOLIDATED OPERATIONS
Net sales	$19,872	$18,769	$18,143	$18,666	$18,366
Restructuring costs	136	196	237	136	74
Depreciation and amortization	560	540	551	558	555
Operating profit	1,188	1,249	869	792	1,008
Earnings (loss) before income taxes and other items	881	917	558	(28)	586
Net earnings	692	849	425	408	650
Net earnings available to Whirlpool	650	827	401	390	619
Capital expenditures	720	578	476	608	593
Dividends paid	224	187	155	148	132
CONSOLIDATED FINANCIAL POSITION
Current assets	$8,098	$7,022	$6,827	$6,422	$7,315
Current liabilities	8,403	6,794	6,510	6,297	6,149
Accounts receivable, inventories and accounts payable, net	778	548	694	947	1,410
Property, net	3,981	3,041	3,034	3,102	3,134
Total assets	20,002	15,544	15,396	15,181	15,584
Long-term debt	3,544	1,846	1,944	2,129	2,195
Total debt(1)	4,347	2,463	2,461	2,491	2,509
Whirlpool stockholders’ equity	4,885	4,924	4,260	4,181	4,226
PER SHARE DATA
Basic net earnings available to Whirlpool	$8.30	$10.42	$5.14	$5.07	$8.12
Diluted net earnings available to Whirlpool	8.17	10.24	5.06	4.99	7.97
Dividends	2.88	2.38	2.00	1.93	1.72
Book value(2)	61.39	60.97	53.70	53.50	54.48
Closing Stock Price—NYSE	193.74	156.86	101.75	47.45	88.83
KEY RATIOS
Operating profit margin	6.0%	6.7%	4.8%	4.2%	5.5%
Pre-tax margin(3)	4.4%	4.9%	3.1%	(0.2)%	3.2%
Net margin(4)	3.3%	4.4%	2.2%	2.1%	3.4%
Return on average Whirlpool stockholders’ equity(5)	13.3%	18.0%	9.5%	9.3%	15.7%
Return on average total assets(6)	3.7%	5.3%	2.6%	2.5%	4.0%
Current assets to current liabilities	1.0	1.0	1.0	1.0	1.2
Total debt as a percent of invested capital(7)	42.9%	33.0%	36.0%	36.8%	36.7%
Price earnings ratio(8)	23.7	15.3	20.1	9.5	11.2
OTHER DATA
Common shares outstanding (in thousands):
Average number—on a diluted basis	79,578	80,761	79,337	78,143	77,628
Year-end common shares outstanding	77,956	77,417	78,407	76,451	76,030
Year-end number of stockholders	11,225	11,889	12,759	13,527	14,080
Year-end number of employees	100,000	69,000	68,000	68,000	71,000
Five-year annualized total return to stockholders(9)	22.0%	34.0%	7.6%	(8.1)%	3.8%

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
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the number one major appliance manufacturer in the world with net sales of approximately $20 billion and net earnings available to Whirlpool of $650 million in 2014. We are a leading producer of major home appliances in North America, Latin America and Europe, and have a significant presence throughout China and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
The charts below summarize the balance of net sales by reportable segment for 2014, 2013 and 2012, respectively:
We monitor country-specific economic factors such as gross domestic product, unemployment, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.
Our leading portfolio of brands includes Whirlpool, Maytag, KitchenAid, Embraco, Brastemp, Consul and Indesit, each of which generates annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence outside the United States, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Affresh cleaners and Gladiator GarageWorks, through businesses that leverage our core competencies and business infrastructure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

OVERVIEW
Whirlpool delivered a strong year of business operating performance as evidenced by record revenues and strong margins, while driving product introductions, ongoing productivity and delivering restructuring benefits. We have continued to build a global platform that will drive future growth and strong value creation, further accelerated through the completion of two acquisitions during 2014 in China and Europe. We have great opportunities for growth as demand in the U.S. continued to recover and we are very well positioned to capitalize when growth returns to emerging markets such as Brazil, China, India and Russia. We continue to accelerate our investments in product and brand innovation which will benefit our end consumers, while driving revenue growth in those areas that expand and extend our core appliance business.
We believe that continued execution of our business priorities and a focus on long-term growth will allow the Company to adapt to changes in the macroeconomic environment and maintain our position as the world's leading global manufacturer and marketer of major home appliances.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - Millions of dollars (except per share data)	2014	Change	2013	Change	2012
Net sales	$19,872	5.9%	$18,769	3.4%	$18,143
Gross margin	3,395	2.9	3,298	14.0	2,893
Selling, general and administrative	2,038	(11.5)	1,828	(4.0)	1,757
Restructuring costs	136	30.9	196	17.2	237
Interest and sundry income (expense)	(142)	8.6	(155)	(38.8)	(112)
Interest expense	(165)	6.7	(177)	11.0	(199)
Income tax expense	189	nm	68	49.2	133
Net earnings available to Whirlpool	650	(21.3)	827	106.0	401
Diluted net earnings available to Whirlpool per share	$8.17	(20.2)%	$10.24	102.3%	$5.06
nm: not meaningful
Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by operating segment:

	December 31,
Units Sold - In thousands	2014	Change	2013	Change	2012
North America	26,892	3.8%	25,895	6.6%	24,291
Latin America	12,821	(4.5)	13,422	6.2	12,637
EMEA	15,744	32.2	11,907	3.1	11,546
Asia	4,346	11.0	3,917	(2.7)	4,028
Consolidated	59,803	8.5%	55,141	5.0%	52,502

	December 31,
Consolidated Net Sales - Millions of dollars	2014	Change	2013	Change	2012
North America	$10,634	4.5%	$10,178	5.7%	$9,631
Latin America	4,686	(4.9)	4,928	(0.5)	4,950
EMEA	3,905	29.1	3,024	5.2	2,874
Asia	816	1.2	807	(4.8)	847
Other/eliminations	(169)	—	(168)	—	(159)
Consolidated	$19,872	5.9%	$18,769	3.4%	$18,143

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Consolidated net sales increased 5.9% compared to 2013 primarily due to favorable product price/mix, higher unit shipments and the benefit of the acquisitions partially offset by the unfavorable impact of foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales increased 8.4% compared to 2013. Consolidated net sales for 2013 increased 3.4% compared to 2012 primarily due to higher unit shipments and BEFIEX credits, partially offset by the unfavorable impact of foreign currency and changes in product price/mix. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for 2013 increased 4.4% compared to 2012.
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
Significant regional trends were as follows:

•
North America net sales increased 4.5% compared to 2013 primarily due to a 3.8% increase in units sold and favorable product price/mix, partially offset by foreign currency. North America net sales for 2013 increased 5.7% compared to 2012 primarily due to a 6.6% increase in units sold, partially offset by changes in product mix and foreign currency.

•
Latin America net sales decreased 4.9% compared to 2013 primarily due to a 4.5% decrease in units sold from the impact of the World Cup and presidential elections in 2014, lower BEFIEX credits and unfavorable foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency and BEFIEX credits, Latin America net sales increased 2.5% in 2014. Latin America net sales for 2013 decreased 0.5% compared to 2012 primarily due to the unfavorable impact of foreign currency, partially offset by a 6.2% increase in units sold and higher BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, Latin America net sales increased 4.1% in 2013.

We recognized approximately $14 million, $109 million and $37 million of BEFIEX credits in 2014, 2013 and 2012, respectively. As of December 31, 2014, approximately $48 million of future cash monetization remained for court awarded fees, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Notes 7 and 12 of the Notes to the Consolidated Financial Statements.

•
EMEA net sales increased 29.1% compared to 2013, primarily due to a 32.2% increase in units sold primarily due to the acquisition of Indesit, partially offset by unfavorable product price/mix and foreign currency. Excluding the impact of foreign currency, net sales increased 29.6%. In 2013 EMEA net sales increased 5.2% compared to 2012, primarily due to the favorable impact of foreign currency and a 3.1% increase in units sold. Excluding the impact of foreign currency, net sales increased 1.8%.

•
Asia net sales increased 1.2% compared to 2013 primarily due to the acquisition of Hefei Sanyo, partially offset by foreign currency, product transition costs and unfavorable product price/mix. Excluding the impact of foreign currency, Asia net sales increased 4.1%. Asia net sales for 2013 decreased 4.8% compared to 2012 primarily due to the unfavorable impact of foreign currency and a 2.7% decrease in units sold, partially offset by favorable product price/mix. Excluding the impact of foreign currency, Asia net sales decreased 1.1%.

Gross Margin
The table below summarizes gross margin percentages by region:

	December 31,
Percentage of net sales	2014	Change	2013	Change	2012
North America	17.4%	(0.7) pts	18.1%	1.7 pts	16.4%
Latin America	17.8	(1.6)	19.4	1.7	17.7
EMEA	14.7	3.5	11.2	1.5	9.7
Asia	15.9	(2.7)	18.6	0.7	17.9
Consolidated	17.1%	(0.5) pts	17.6%	1.7 pts	15.9%
The consolidated gross margin percentage decreased 50 basis points to 17.1% compared to 2013, primarily due to higher material costs, expenses related to the acquisitions, foreign currency and lower BEFIEX credits, partially offset by productivity and restructuring benefits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Significant regional trends were as follows:

•
North America gross margin decreased compared to 2013 primarily due to the impact of product transitions, partially offset by productivity. North America gross margin for 2013 increased compared to 2012 primarily due to productivity and cost and capacity reduction initiatives, partially offset by a 2012 curtailment gain in a postretirement benefit plan that did not recur in 2013.

•
Latin America gross margin decreased compared to 2013 primarily due to lower BEFIEX credits, higher material costs and unfavorable foreign currency, partially offset by higher product price/mix. During 2013, Latin America gross margin increased compared to 2012 primarily due to favorable product price/mix, productivity and BEFIEX credits, partially offset by higher material costs.

•
EMEA gross margin increased compared to 2013 primarily due to increased productivity, the acquisition of Indesit, and restructuring benefits, partially offset by unfavorable product price/mix and foreign currency. During 2013, EMEA gross margin increased compared to 2012 primarily due to increased productivity and benefits from restructuring initiatives, partially offset by higher material costs.

•
Asia gross margin decreased in 2014 when compared to the prior year, primarily due to expenses related to the acquisition of Hefei Sanyo in 2014, foreign currency and unfavorable material costs, partially offset by favorable product price/mix, productivity and the benefits of the acquisition. Asia gross margin increased in 2013 when compared to the prior year primarily due to favorable product price/mix and productivity, partially offset by the unfavorable impacts of higher material costs and foreign currency.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	December 31,
Millions of dollars	2014	As a % of Net Sales	2013	As a % of Net Sales	2012	As a % of Net Sales
North America	$761	7.2%	$758	7.5%	$707	7.3%
Latin America	359	7.7	399	8.1	400	8.1
EMEA	506	13.0	338	11.2	332	11.5
Asia	146	17.9	116	14.4	115	13.6
Corporate/other	266	—	217	—	203	—
Consolidated	$2,038	10.3%	$1,828	9.7%	$1,757	9.7%
Consolidated selling, general and administrative expenses in 2014 reflect acquisition-related costs and investment expenses compared to 2013 and have increased as a percent of consolidated net sales due to those expenses. Selling, general and administrative expenses as a percent of consolidated net sales in 2013 remained flat compared to 2012, primarily due to leverage on increased sales.
Restructuring
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan have been announced and are now substantially complete. Over $40 million in costs related to actions authorized under the 2011 Plan were recognized during 2014.
During 2014, the Company announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, and (b) organizational integration activities in China, in anticipation of the Hefei Sanyo transaction. These plans resulted in charges of approximately $90 million in 2014, with completion expected by the end of 2015, related to employee termination costs, non-cash asset impairment costs, and facility exit costs.
We incurred restructuring charges of $136 million, $196 million, and $237 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

For the full year 2015, we may incur up to $300 million of restructuring charges, which will result in substantial cost reductions. Additional information about restructuring activities can be found in Note 11 of the Notes to the Consolidated Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) decreased $13 million compared to 2013, primarily driven by lower charges related to Embraco antitrust matters and a Brazilian government settlement occurring in 2013. During 2013, interest and sundry income (expense) increased $43 million compared to 2012, primarily driven by charges related to Embraco antitrust matters, a Brazilian government settlement and acquisition-related investment expenses.
For additional information about the Embraco antitrust matters, the Brazilian collection dispute, and the Brazilian government settlement, see Note 7 of the Notes to the Consolidated Financial Statements. For additional information about the acquisitions of Hefei Sanyo and Indesit, see Note 2 of the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense decreased $12 million compared to 2013, primarily due to lower interest rates which were offset by higher average debt levels. The increase in average debt is related to the funding and assumed debt related to our two acquisitions in 2014 (See Note 2 to the Consolidated Financial Statements). During 2013, interest expense decreased $22 million compared to 2012, primarily due to lower interest rates.
Income Taxes
Income tax expense was $189 million, $68 million, and $133 million in 2014, 2013 and 2012, respectively. The increase in tax expense in 2014 compared to 2013 is primarily due to the absence of the United States energy tax credits that were recognized in 2013.
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
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2014	2013	2012
Earnings before income taxes
United States	$325	$149	$113
Foreign	556	768	445
Earnings before income taxes	881	917	558

Income tax computed at United States statutory rate	308	321	195
U.S. government tax incentives, including Energy Tax Credits	(10)	(142)	—
Foreign government tax incentives, including BEFIEX	(46)	(63)	(38)
Foreign tax rate differential	(17)	(17)	(2)
U.S. foreign tax credits	(148)	(231)	(31)
Valuation allowances	9	16	(86)
State and local taxes, net of federal tax benefit	5	7	2
Foreign withholding taxes	16	29	12
U.S. tax on foreign dividends and subpart F income	56	195	57
Settlement of global tax audits	(5)	(54)	18
Other items, net	21	7	6
Income tax expense computed at effective worldwide tax rates	$189	$68	$133

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share and industry demand for 2015 to be within the following ranges:

	2015
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2015	$10.75	—	$11.75
Including:
Restructuring Expense	~$(2.85)
Acquisition Related Transition Cost	~$(0.24)
Pension Settlement Charge	~$(0.11)
Acquisition Purchase Price Accounting Adjustment - Inventory	~$(0.01)

Industry demand
North America	+4%	—	+6%
Latin America	(3%)	—	0%
EMEA	0%	—	+2%
Asia	+1%	—	+3%
For the full-year 2015, we expect to generate free cash flow between $700 million and $800 million, including restructuring cash outlays of up to $250 million, capital spending of $800 million to $850 million and U.S. pension contributions of approximately $80 million.
The table below reconciles projected 2015 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo and which are used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital.

	2015
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,500	—	$1,650
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(800)	—	(850)
Free cash flow	$700	—	$800
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
On October 14, 2014, we completed our acquisition from Fineldo S.p.A. and certain members of the Merloni family (the "Family") a number of shares that, when combined with a prior purchase, totaled 66.8% of the voting stock of Indesit for an aggregate purchase price, including the prior purchase, of €758 million (approximately $965 million at the dates of purchase), without adjustment. The Company funded the aggregate purchase price for the shares constituting a majority interest that we purchased in October 2014 through the issuance of an aggregate principal amount of $650 million in senior notes on November 4, 2014. Whirlpool launched a mandatory tender offer for all remaining outstanding shares of Indesit in accordance with Italian law which was completed on November 28, 2014 at a cost of €344 million (approximately $429 million at the date of purchase).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

On December 3, 2014 we acquired the remaining shares for €32 million (approximately $40 million at the date of the purchase) to obtain 100% ownership. Additional information about the transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.
In addition, we assumed $99 million of bank guarantees through our acquisition of Indesit as of December 31, 2014.
On October 24, 2014, Whirlpool’s wholly-owned Chinese subsidiary completed its acquisition of a 51% equity stake in Hefei Sanyo, through two transactions, for an aggregate purchase price of RMB 3.4 billion (approximately $551 million at the dates of purchase). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement portion of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital. Additional information about the transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans and returns to shareholders. We also have $234 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to review customer conditions across the Eurozone. As of December 31, 2014, we had €78 million (approximately $94 million as of December 31, 2014) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €39 million (approximately $47 million as of December 31, 2014) of the outstanding receivables were overdue as of December 31, 2014. In the fourth quarter of 2014, Whirlpool and Alno entered into an agreement to revise the previous standstill agreement to amend the payment terms of the overdue trade receivables. The new agreement cured the violation of the prior agreement and Alno’s full overdue balance remains due in full by the end of the first quarter of 2016. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
In March 2014, Whirlpool sold approximately 7.4 million shares held in Alno AG for approximately $5 million. This transaction resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.
As of December 31, 2014, we had $1.0 billion of cash and equivalents on hand, of which $0.9 billion was held outside of the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, we would then be required to accrue and pay applicable U.S. taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries.
Sources and Uses of Cash
We met our cash needs during 2014 through cash flows from operations, cash and equivalents, and financing arrangements. Our cash and equivalents at December 31, 2014 decreased $354 million compared to the same period in 2013. Significant drivers of changes in our cash and equivalents balance during 2014 are discussed below:
Cash Flow Summary

Millions of dollars	2014	2013	2012
Cash provided by (used in):
Operating activities	$1,479	$1,262	$696
Investing activities	(2,456)	(582)	(494)
Financing activities	705	(434)	(148)
Effect of exchange rate changes	(82)	(34)	5
Net increase (decrease) in cash and equivalents	$(354)	$212	$59

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Cash Flows from Operating Activities
The increase in cash provided by operating activities during 2014 reflects strong cash earnings and working capital improvements partially offset by $125 million to fund our United States qualified pension plans.
The timing of cash flows from operations varies significantly within a quarter primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Dependent on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding are used to support working capital requirements throughout the year. Due to the variables discussed above, cash flow from operations during the year may significantly exceed our quarter and year-end balances.
We offer our suppliers access to third party payables processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the discretion of only the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2014 and 2013, approximately $1.6 billion and $1.3 billion, respectively, are outstanding under the programs with participating financial institutions.
Cash Flows from Investing Activities
Cash used in investing activities of $2.5 billion during 2014 increased $1.9 billion from 2013, primarily driven by the acquisitions of Hefei Sanyo and Indesit and higher capital investment to support new product innovations. Cash used in investing activities of $582 million during 2013 increased $88 million from 2012, primarily driven by higher capital investment to support new product innovations.
Cash Flows from Financing Activities
Cash provided by financing activities during 2014 increased compared to 2013 primarily due to the funding required to complete the acquisitions of Hefei Sanyo and Indesit, partially offset by lower share repurchase activity. Cash used in financing activities during 2013 increased compared to 2012 primarily due to the resumption of our share repurchase program and higher cash dividends, partially offset by increased proceeds from the issuance of common stock associated with stock option exercises.
Financing Arrangements
On September 26, 2014, we entered into a Second Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility amends, restates and extends the borrowers’ prior five-year credit facility, which was scheduled to mature on June 28, 2016. The Long-Term Facility increases the existing $1.7 billion facility to an aggregate amount of $2.0 billion, with an option to increase the total amount to up to $2.5 billion by exercise of an accordion feature. The Long-Term Facility has a maturity date of September 26, 2019. The Long-Term Facility includes a letter of credit sublimit of $200 million. The Long-Term Facility decreases the interest and fee rates payable with respect to the Long-Term Facility based on our debt rating as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.15%, as of the effective date of the Long-Term Facility. We had no borrowings outstanding under the Long-Term Facility at December 31, 2014 or the prior five-year credit facility at December 31, 2013.
On September 26, 2014, we entered into a Short-Term Credit Agreement (the “364-Day Facility” and together with the Long-Term Facility, the “Facilities”). The 364-Day Facility is a revolving credit facility in an aggregate amount of $1.0 billion. The 364-Day Facility has a maturity date of September 25, 2015. The interest and fee rates payable with respect to the 364-Day Facility based on our debt rating are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the effective date of the 364-Day Facility. We had no borrowings outstanding under the 364-Day Facility at December 31, 2014.
The Facilities contain customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets. We were in compliance with financial covenant requirements at December 31, 2014 and December 31, 2013.
We have paid lenders under the Facilities an up-front fee of approximately $3 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

We have committed credit facilities in Brazil, which provide borrowings up to 1.1 billion Brazilian reais (approximately $429 million as of December 31, 2014) maturing at various times from 2015 to 2017. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2014 and 2013.
In the fourth quarter of 2014, we acquired a committed credit facility in Italy as a result of the Indesit acquisition, which provides borrowings up to €350 million (approximately $424 million as of December 31, 2014) maturing July 29, 2016. As described in the credit agreement included as an exhibit to this Form 10-K, the credit facility contains covenants which state the guarantor, Indesit, will not permit (1) the ratio of Consolidated Net Borrowings as of any Year-End Determination Date to Consolidated earnings before income taxes, depreciation and amortization, for the twelve month period ended on such Year-End Determination Date to exceed 3.00 to 1; (2) the ratio of Consolidated Net Borrowings as of any Semi Annual Determination Date to Consolidated EBITDA for the twelve month period ended on such Semi Annual Determination Date to exceed 4.00 to 1; and (3) the ratio of Consolidated EBITDA to Consolidated Net Interest for the twelve month period ending on any Determination Date to be less than 3.5 to 1. We were in compliance with financial covenant requirements at December 31, 2014. We had no borrowings outstanding under this credit facility at December 31, 2014.
On February 25, 2014, we completed a debt offering of $250 million principal amount of 1.35% notes due in 2017, $250 million principal amount of 2.40% notes due in 2019, and $300 million principal amount of 4.00% notes due in 2024. On May 1, 2014, $500 million of 8.60% notes matured and were repaid. On August 15, 2014, $100 million of 6.45% notes matured and were repaid.
On November 4, 2014, we completed a debt offering of $300 million principal amount of 1.65% notes due in 2017 and $350 million principal amount of 3.70% notes due in 2025. These notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
During 2013 we completed a debt offering comprised of $250 million principal amount of 3.70% notes due in 2023 and $250 million principal amount of 5.15% notes due in 2043. These notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
For additional information about our financing arrangements, see Note 6 of the Notes to the Consolidated Financial Statements.
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
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. We repurchased 165,900 shares at an aggregate purchase price of approximately $25 million through December 31, 2014. At December 31, 2014, there were approximately $475 million in remaining funds authorized under this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2015	2016 & 2017	2018 & 2019	Thereafter
Long-term debt obligations(1)	$4,627	$350	$1,274	$821	$2,182
Operating lease obligations	868	230	333	191	114
Purchase obligations(2)	941	209	343	178	211
Brazilian government settlement(3)	28	20	8	—	—
United States pension plans(4)	585	80	14	65	426
Foreign pension plans(5)	18	18	—	—	—
Other postretirement benefits(6)	409	56	97	85	171
Legal settlements(7)	21	21	—	—	—
Total(8)	$7,497	$984	$2,069	$1,340	$3,104

(1)
Interest payments related to long-term debt are included in the table above. For additional information about our financing arrangements, see Note 6 of the Notes to the Consolidated Financial Statements.

(2)	Purchase obligations include our “take-or-pay” contracts with materials vendors and minimum payment obligations to other suppliers.

(3)	Represents payments agreed to under a Brazil government settlement program. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

(4)
Represents the minimum contributions required by law estimated based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2014. Management may elect to contribute amounts in addition to those required by law. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

(5)	Represents required contributions to our foreign funded pension plans only. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

(6)	Represents our portion of expected benefit payments under our retiree healthcare plans.

(7)	For additional information regarding legal settlements, see Note 7 of the Notes to the Consolidated Financial Statements.

(8)
This table does not include short-term credit facility and commercial paper borrowings. For additional information about short-term borrowings, see Note 6 of the Notes to the Consolidated Financial Statements. This table does not include future anticipated income tax settlements; see Note 12 of the Notes to the Consolidated Financial Statements.

HEFEI SANYO ACQUISITION
On August 12, 2013, Whirlpool's wholly-owned subsidiary, Whirlpool China, reached agreements to acquire a 51% equity stake in a leading home appliances manufacturer, Hefei Sanyo, a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange. This transaction was completed on October 24, 2014. Hefei Sanyo has been renamed to "Whirlpool China Co., Ltd." The aggregate purchase price was RMB 3.4 billion (approximately $551 million at the dates of purchase). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement portion of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital.
We expect the acquisition will accelerate Whirlpool’s profitable growth in the Chinese appliance market. During 2014, Whirlpool began integrating the manufacturing, administrative, supply chain and technology operations of Hefei Sanyo. The results of Hefei Sanyo’s operations have been included in the Consolidated Financial Statements beginning October 24, 2014.
Hefei Sanyo has an established and broad distribution network that includes more than 30,000 outlets throughout China. Their significant presence in rural areas complements Whirlpool’s presence in China’s higher-tier cities. With this acquisition, Whirlpool also gains manufacturing scale and a competitive cost structure in the city of Hefei. The ability to consolidate operations offers strong synergies as Whirlpool will provide extensive technical, marketing and product development, combined with Hefei Sanyo’s sales execution and operational strengths, to support the next phase of development in the advancement of Hefei Sanyo as an important global production and research and development center for the home appliance sector.
Further discussion of this transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

INDESIT ACQUISITION
On December 3, 2014, Whirlpool purchased all remaining shares of Indesit (aside from a minority interest that was purchased in the third quarter of 2014) and Indesit delisted from the Electronic Stock Market organized and managed by Borsa Italiana S.p.A. Total consideration paid for Indesit was $1.4 billion in aggregate net of cash acquired. The Company funded the aggregate purchase price for the shares constituting a majority interest that we purchased in October 2014 through borrowings under our credit facility, and repaid a portion of such borrowings through the issuance of an aggregate principal amount of $650 million in senior notes on November 4, 2014. We funded the aggregate purchase price for the tender offer and remaining shares through borrowings under our credit facility and through borrowings under our commercial paper programs, and intend to repay such borrowings in the future through public debt financing.
The acquisition builds our market position and will enable sustainable growth in EMEA. During 2015, Whirlpool expects to integrate the manufacturing, administrative, supply chain and technology operations of Indesit. The results of Indesit’s operations have been included in the Consolidated Financial Statements beginning October 14, 2014.
Further discussion of this transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases, following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. As of December 31, 2014 and 2013, the guaranteed amounts totaled $492 million and $485 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. In addition, we assumed $1.2 billion of corporate guarantees through our acquisition of Indesit as of December 31, 2014. We had no losses associated with these guarantees in 2014 or 2013.
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
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and governmental obligations related to certain employee benefit arrangements. As of December 31, 2014 and 2013, we had approximately $401 million and $404 million outstanding under these agreements, respectively.
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
 Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee’s expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those assumptions include the discount rate, expected long-term rate of return on plan assets, life expectancy, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and related future expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Our pension and other postretirement benefit obligations at December 31, 2014 and preliminary retirement benefit costs for 2015 were prepared using the assumptions that were determined at December 31, 2014. The following table summarizes the sensitivity of our December 31, 2014 retirement obligations and 2015 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2015 Expense	PBO/APBO* for 2014
United States Pension Plans
Discount rate	+/-50bps	$ (2)/1	$ (230)/246
Expected long-term rate of return on plan assets	+/-50bps	(14)/14	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	2/(1)	(16)/17
Health care cost trend rate	+/-100bps	–	1/(1)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans.
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
As of December 31, 2014 and 2013, we had total deferred tax assets of $3.2 billion and $3.0 billion, respectively, net of valuation allowances of $308 million and $186 million, respectively. Our income tax benefit or expense has fluctuated considerably over the last five years from a tax benefit of $436 million in 2011 to the current year tax expense of $189 million and has been influenced primarily by U.S. energy tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors including, remaining BEFIEX credits, business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1, 7 and 12 of the Notes to the Consolidated Financial Statements.
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. As of December 31, 2014, all BEFIEX credits that were available to be monetized had been monetized. For additional information regarding BEFIEX credits, see Note 7 of the Notes to the Consolidated Financial Statements.

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
 Goodwill and Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Most trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. At December 31, 2014, we had goodwill of $2.8 billion. Goodwill increased by $1.1 billion in 2014 due to the acquisitions of Hefei Sanyo and Indesit. There have been no changes to our reporting units or allocations of goodwill by reporting units except for goodwill resulting from the acquisitions. We have trademark assets in our North America, EMEA and Asia operating segments with a carrying value of approximately $1.5 billion, $629 million, and $42 million respectively, as of December 31, 2014.
We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of October 1st and more frequently if indicators of impairment exist.
Goodwill Valuations
We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test. In 2014, this assessment was performed for the NAR and LAR operating segments, as impairment indicators do not exist for goodwill acquired in 2014.
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
Evaluating Goodwill - Results and Significant Assumptions
Based on the favorable results of the qualitative assessment conducted on October 1, 2014, there was no goodwill impairment charge recorded in 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

For our North America reporting unit, our qualitative assessment included a review of the events and factors outlined above. Our last quantitative test was performed in 2011. Significant weight was provided to the following factors, as we determined that these items have the most significant impact on the fair value of this reporting unit.

•
Operating profit margins remain strong for the third consecutive year at 10.1% in 2014 compared to 10.5% and 8.8% in 2013 and 2012, respectively. Margins have been driven by higher net sales, ongoing cost productivity, the benefit of cost and capacity-reduction initiatives, as well as our continued ability to deliver innovative and consumer relevant products to the marketplace. The improvement in operating margins compared to the prior quantitative assessment performed in 2011 provides significant positive evidence for the qualitative assessment.

•
We experienced a 125 basis point decrease in the discount rate from our last quantitative assessment performed in 2011, primarily driven by a decrease in the risk free rate and a decline in our company specific risk premium. The decrease in the company specific risk premium is driven largely by the structural improvement in our operating model delivered through successful execution of our cost and capacity reductions and implementation of previously announced cost-based price increases since 2011. The decrease in the discount rate provides significant positive evidence for the qualitative assessment.

The implied increases to the fair value of our North America reporting unit noted above are further supported by an increase in our overall market capitalization of approximately $11 billion, or approximately 280%, as of October 1, 2014, compared to the prior quantitative assessment in 2011. This increase is largely attributable to the improved operating performance of the North America reporting unit.
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
 Evaluating Trademarks - Results and Significant Assumptions
We performed a qualitative assessment for one trademark, with a value of approximately $18 million. Our prior quantitative test performed in 2011 indicated that the fair value for this trademark exceeded its respective carrying value by approximately 400%. Based on the qualitative assessment conducted on October 1, 2014, we concluded that it was more likely than not that the fair value of this trademark was greater than its respective carrying value, therefore no impairment was recorded.
Based on the results of our impairment test performed as of October 1, 2014, impairment of two trademarks was determined to exist, primarily driven by a change in our brand strategy in EMEA as a result of the acquisition of Indesit and resulted in a charge of approximately $12 million. The fair values of all other trademarks tested exceed their carrying values by more than 10% with the exception of one North American trademark. The fair value of this trademark exceeded its carrying value of approximately $1 billion by 5%. The fair value of this trademark was lower in 2014, as a result of extended transitions to deliver product innovation in North America. We invested significantly in this trademark in 2014 and are on track to deliver these new products in 2015.
In performing the quantitative test, significant assumptions used in our relief from royalty model as of October 1, 2014 included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

•
Revenue growth rates relate to projected revenues from our annual long range plan and vary from brand to brand. Adverse changes in the operating environment for the appliance industry or our inability to grow revenues at the forecasted rates may result in a future impairment charge. We performed a sensitivity analysis on our estimated fair value noting that a 10% reduction of forecasted revenues would result in an impairment of approximately $56 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

•
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the intrinsic royalty rates that would hypothetically be paid for the use of the trademark. The most significant factors in determining the intrinsic royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in a given market segment. Based on this analysis, we determined royalty rates of 2% to 3% for our value brands, 3.5% to 4% for our mass market brands and 6% for our super premium brand. We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point reduction of the royalty rates for each brand would result in an impairment of approximately $175 million.

•
In developing discount rates for the valuation of our trademarks, we used the industry average weighted average cost of capital as the base, adjusted for the higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined discount rates ranging from 8.5% to 10.25%. We performed a sensitivity analysis on our estimated fair value noting that an increase in the discount rates used for the valuation of 100 basis points would result in an impairment of approximately $100 million.

Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments.
For additional information about goodwill and intangible valuations, see Note 3 of the Notes to the Consolidated Financial Statements.
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
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions.
Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States. Embraco also has resolved certain other claims and certain claims remain pending. Additional lawsuits could be filed.
At December 31, 2014, $25 million remains accrued, with installment payments of $21 million, plus interest, remaining to be made to government authorities at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million, $109 million and $37 million of export credits in 2014, 2013 and 2012, respectively. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of December 31, 2014, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period is currently being reviewed by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. The outcome and timing of the Brazilian court decisions remains uncertain.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.4 billion Brazilian reais (approximately $533 million as of December 31, 2014).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 204 million Brazilian reais (approximately $78 million as of December 31, 2014), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 178 million Brazilian reais (approximately $67 million as of December 31, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais (approximately $28 million as of December 31, 2014), paid in 30 monthly installments from December 2013.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including for the monetization of BEFIEX credits and other BEFIEX matters, which are at various stages of review in numerous administrative and judicial proceedings. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, product liability claims and breach of warranty. The complaints generally seek compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of many of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Financial Statements.
In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product liability claims, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our Consolidated Financial Statements.
Other Matters
In 2013, the French Competition Authority commenced an investigation of appliance manufacturers and retailers in France. The investigation includes 11 manufacturers, including the Whirlpool and Indesit operations in France. Although it is currently not possible to assess the impact, if any, this matter may have on our Consolidated Financial Statements, the resolution of this matter could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) acquisition and investment-related risk, including risk associated with our acquisitions of Hefei Sanyo and Indesit, and risk associated with our increased presence in emerging markets; (3) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (4) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (5) fluctuations in the cost of key materials (including steel, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (6) the ability of Whirlpool to manage foreign currency fluctuations; (7) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (8) the effects and costs of governmental investigations or related actions by third parties; (9) changes in the legal and regulatory environment including environmental and health and safety regulations; (10) Whirlpool's ability to maintain its reputation and brand image; (11) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (12) information technology system failures and data security breaches; (13) product liability and product recall costs; (14) inventory and other asset risk; (15) changes in economic conditions which affect demand for our products, including the strength of the building industry and the level of interest rates; (16) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (17) the uncertain global economy; (18) our ability to attract, develop and retain executives and other qualified employees; (19) the impact of labor relations; (20) Whirlpool's ability to obtain and protect intellectual property rights; and (21) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans.
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
Additional information concerning these and other factors can be found in “Risk Factors” in Item 1A of this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2014, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain or loss of approximately $65-$80 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. As of December 31, 2014, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $40 million, respectively, related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
(Millions of dollars, except per share data)

	2014	2013	2012
Net sales	$19,872	$18,769	$18,143
Expenses
Cost of products sold	16,477	15,471	15,250
Gross margin	3,395	3,298	2,893
Selling, general and administrative	2,038	1,828	1,757
Intangible amortization	33	25	30
Restructuring costs	136	196	237
Operating profit	1,188	1,249	869
Other income (expense)
Interest and sundry income (expense)	(142)	(155)	(112)
Interest expense	(165)	(177)	(199)
Earnings before income taxes	881	917	558
Income tax expense	189	68	133
Net earnings	692	849	425
Less: Net earnings available to noncontrolling interests	42	22	24
Net earnings available to Whirlpool	$650	$827	$401
Per share of common stock
Basic net earnings available to Whirlpool	$8.30	$10.42	$5.14
Diluted net earnings available to Whirlpool	$8.17	$10.24	$5.06
Weighted-average shares outstanding (in millions)
Basic	78.3	79.3	78.1
Diluted	79.6	80.8	79.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31,
(Millions of dollars)

	2014	2013	2012
Net earnings	$692	$849	$425

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(392)	(122)	(36)
Derivative instruments:
Net gain (loss) arising during period	10	(9)	(17)
Less: reclassification adjustment for gain (loss) included in net earnings	11	(11)	(25)
Derivative instruments, net	(1)	2	8
Marketable securities:
Net gain arising during period	—	7	2
Less: reclassification adjustment for loss included in net earnings	—	—	(7)
Marketable securities, net	—	7	9
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	(11)	(2)	2
Net gain (loss) arising during period	(242)	475	(384)
Less: amortization of prior service credit (cost) and actuarial (loss)	(20)	(35)	38
Defined benefit pension and postretirement plans, net:	(233)	508	(420)
Other comprehensive income (loss), before tax	(626)	395	(439)
Income tax benefit (expense) related to items of other comprehensive income (loss)	80	(165)	130
Other comprehensive income (loss), net of tax	$(546)	$230	$(309)

Comprehensive income	$146	$1,079	$116
Less: comprehensive income, available to noncontrolling interests	38	19	20
Comprehensive income available to Whirlpool	$108	$1,060	$96

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2014	2013
Assets
Current assets
Cash and equivalents	$1,026	$1,380
Accounts receivable, net of allowance of $154 and $73, respectively	2,768	2,005
Inventories	2,740	2,408
Deferred income taxes	417	549
Prepaid and other current assets	1,147	680
Total current assets	8,098	7,022
Property, net of accumulated depreciation of $5,959 and $6,278, respectively	3,981	3,041
Goodwill	2,807	1,724
Other intangibles, net of accumulated amortization of $267 and $237, respectively	2,803	1,702
Deferred income taxes	1,900	1,764
Other noncurrent assets	413	291
Total assets	$20,002	$15,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,730	$3,865
Accrued expenses	852	710
Accrued advertising and promotions	673	441
Employee compensation	499	456
Notes payable	569	10
Current maturities of long-term debt	234	607
Other current liabilities	846	705
Total current liabilities	8,403	6,794
Noncurrent liabilities
Long-term debt	3,544	1,846
Pension benefits	1,123	930
Postretirement benefits	446	458
Other noncurrent liabilities	690	482
Total noncurrent liabilities	5,803	3,716
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 110 million and 109 million shares issued, and 78 million and 77 million shares outstanding, respectively	110	109
Additional paid-in capital	2,555	2,453
Retained earnings	6,209	5,784
Accumulated other comprehensive loss	(1,840)	(1,298)
Treasury stock, 32 million shares	(2,149)	(2,124)
Total Whirlpool stockholders’ equity	4,885	4,924
Noncontrolling interests	911	110
Total stockholders’ equity	5,796	5,034
Total liabilities and stockholders’ equity	$20,002	$15,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2014	2013	2012
Operating activities
Net earnings	$692	$849	$425
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	560	540	551
Curtailment gain	—	—	(52)
Increase (decrease) in LIFO inventory reserve	9	(26)	(13)
Brazilian collection dispute	—	—	(275)
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable	(90)	(65)	47
Inventories	40	(86)	(7)
Accounts payable	359	275	240
Accrued advertising and promotions	121	28	(13)
Accrued expenses and current liabilities	(232)	82	—
Taxes deferred and payable, net	49	(105)	(68)
Accrued pension and postretirement benefits	(181)	(184)	(227)
Employee compensation	(17)	(23)	249
Other	169	(23)	(161)
Cash provided by operating activities	1,479	1,262	696
Investing activities
Capital expenditures	(720)	(578)	(476)
Proceeds from sale of assets and business	21	6	10
Change in restricted cash	74	—	—
Acquisition of Indesit Company S.p.A.	(1,356)	—	—
Acquisition of Hefei Rongshida Sanyo Electric Co., Ltd.	(453)	—	—
Investment in related businesses	(16)	(6)	(28)
Other	(6)	(4)	—
Cash used in investing activities	(2,456)	(582)	(494)
Financing activities
Proceeds from borrowings of long-term debt	1,483	518	322
Repayments of long-term debt	(606)	(513)	(361)
Net proceeds from short-term borrowings	63	5	6
Dividends paid	(224)	(187)	(155)
Repurchase of common stock	(25)	(350)	—
Purchase of noncontrolling interest shares	(5)	—	—
Common stock issued	38	95	43
Other	(19)	(2)	(3)
Cash provided by (used in) financing activities	705	(434)	(148)
Effect of exchange rate changes on cash and equivalents	(82)	(34)	5
Increase (decrease) in cash and equivalents	(354)	212	59
Cash and equivalents at beginning of year	1,380	1,168	1,109
Cash and equivalents at end of year	$1,026	$1,380	$1,168
Supplemental disclosure of cash flow information
Cash paid for interest	$172	$179	$197
Cash paid for income taxes	$140	$158	$177

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders’ Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2011	$4,280	$4,922	$(1,226)	$379	$106	$99
Comprehensive income
Net earnings	425	401	—	—	—	24
Other comprehensive loss	(309)	—	(305)	—	—	(4)
Comprehensive income	116	401	(305)	—	—	20
Cumulative adjustment, equity method investment	(18)	(18)	—	—	—	—
Stock issued	159	—	—	157	2	—
Dividends declared	(170)	(158)	—	—	—	(12)
Balances, December 31, 2012	4,367	5,147	(1,531)	536	108	107
Comprehensive income
Net earnings	849	827	—	—	—	22
Other comprehensive income	230	—	233	—	—	(3)
Comprehensive income	1,079	827	233	—	—	19
Stock issued (repurchased)	(206)	—	—	(207)	1	—
Dividends declared	(206)	(190)	—	—	—	(16)
Balances, December 31, 2013	5,034	5,784	(1,298)	329	109	110
Comprehensive income
Net earnings	692	650	—	—	—	42
Other comprehensive loss	(546)	—	(542)	—	—	(4)
Comprehensive income	146	650	(542)	—	—	38
Stock issued	59	—	—	58	1	—
Dividends declared	(244)	(225)	—	—	—	(19)
Acquisitions	801	—	—	19	—	782
Balances, December 31, 2014	$5,796	$6,209	$(1,840)	$406	$110	$911
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, is the world's leading manufacturer and marketer of major home appliances. Whirlpool manufactures products in 14 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, Jenn-Air and Indesit. Whirlpool’s reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia.
Principles of Consolidation
Our Consolidated Financial Statements include all majority-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless that company is deemed to be a variable interest entity ("VIE") of which we are the primary beneficiary. Certain VIEs are consolidated when the company is the primary beneficiary of these entities and has the ability to directly impact the activities of these entities.
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
Securitization of Financing Receivables / Variable Interest Entities
Indesit, acquired by Whirlpool in the fourth quarter of 2014, has maintained a securitization program since 2010. The securitization involves the without-recourse sale of trade receivables by Indesit. The receivables are acquired by special purpose entities ("SPEs") which are financed by the issuance of securities whose repayment is guaranteed by the cash flows generated by the receivables sold.
At December 31, 2014, liabilities related to the securitization were comprised of senior securities issued on the asset-backed security market and totaled $88 million. At the same date, financial receivables represented by junior securities total $53 million, cash not yet collected on receivables sold was $38 million and cash held by the SPEs (reflected in other current assets due to its restricted use for debt repayment) was $5 million. At December 31, 2014, $35 million from the securitization is included in Whirlpool’s notes payable balance.
The SPEs related to the securitization are designed to create and pass along debt proceeds and related debt expenses to Indesit, its interest holder. Additionally, Indesit has the ability to directly impact the activities of these entities. Therefore, these entities are considered variable interest entities and Indesit is considered the primary beneficiary of these entities. Accordingly, the results of these entities have been consolidated into Whirlpool’s financial results at December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Whirlpool stopped the sale of receivables related to the securitization beginning in December 2014. We anticipate exiting this debt securitization by the end of the first quarter of 2015.
Freight and Warehousing Costs
We classify freight and warehousing costs within cost of products sold in our Consolidated Statements of Income.
Cash and Equivalents
All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.
Restricted Cash
Restricted cash relates to the private placement funds paid by Whirlpool to acquire a portion of the shares needed to acquire majority control of Hefei Sanyo in October 2014. The restricted cash is used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital. As of December 31, 2014, restricted cash was approximately $237 million of which approximately $50 million is recorded in other current assets, with the remaining portion recorded in other non-current assets.
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at December 31, 2014 and 2013, with the exception of those disclosed in Note 13.
We measured fair value for money market funds and available for sale investments using quoted market prices in active markets for identical or comparable assets. We measured fair value for derivative contracts, all of which have counterparties with high credit ratings, based on model driven valuations using significant inputs derived from observable market data.
Inventories
Inventories are stated at first-in, first-out (“FIFO”) cost, except United States production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Latin America, Asia and certain EMEA inventories, which are stated at average cost. Costs do not exceed net realizable values. See Note 5 for additional information about inventories.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method, excluding property acquired from Hefei Sanyo and Indesit acquisitions. For nonproduction assets and assets acquired from Hefei Sanyo and Indesit, as of December 31, 2014 we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income, was $527 million, $515 million and $521 million in 2014, 2013 and 2012, respectively.
The following table summarizes our property as of December 31, 2014 and 2013:

Millions of dollars	2014	2013	Estimated Useful Life
Land	$142	$76	n/a
Buildings	1,616	1,303	10 to 50 years
Machinery and equipment	8,182	7,940	3 to 25 years
Accumulated depreciation	(5,959)	(6,278)
Property, net	$3,981	$3,041

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. We retired approximately $503 million and $282 million of machinery and equipment no longer in use during 2014 and 2013, respectively. Net gains and losses recognized in cost of products sold were not material for 2014, 2013 and 2012.
We record impairment losses on long-lived assets, excluding goodwill and intangibles, when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2014, 2013 and 2012.
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
Accounts Payable Outsourcing
We offer our suppliers access to third party payable processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. In China, as a common practice we pay suppliers with banker’s acceptance drafts. Banker’s acceptance drafts allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2014 and 2013, approximately $1.6 billion and $1.3 billion, respectively, have been sold by suppliers to participating financial institutions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivative Financial Instruments
We use derivative instruments designated as cash flow and fair value hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income and is subsequently recognized in earnings when the hedged exposure affects earnings. For a derivative instrument designated as a hedge of a net investment in a foreign operation, the effective portion of the derivative’s gain or loss is reported in Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. See Note 8 for additional information about hedges and derivative financial instruments.
Foreign Currency Translation and Transactions
Foreign currency denominated assets and liabilities are translated into United States dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. The results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in net earnings.
Research and Development Costs
Research and development costs are charged to expense and totaled $563 million, $582 million and $553 million in 2014, 2013 and 2012, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $269 million, $304 million and $273 million in 2014, 2013 and 2012, respectively.
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
Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. See Note 12 for additional information about income taxes.
Stock Based Compensation
We recognize stock based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The fair value of stock options is determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life and dividend yield. Stock options are granted with an exercise price equal to the stock price on the date of grant. The fair value of restricted stock units and performance stock units is generally based on the closing market price of Whirlpool common stock on the grant date. See Note 10 for additional information about stock based compensation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. We recognized export credits as they were monetized. See Note 7 and Note 12 for additional information regarding BEFIEX credits.
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We adopted the provisions of this amendment during the first quarter of 2014, which resulted in a reclassification between other non-current liabilities and non-current deferred income tax assets of approximately $53 million. The adoption did not change existing recognition and measurement requirements in our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We have not yet determined the potential effects from this pronouncement on the Consolidated Financial Statements, if any.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.
(2)    ACQUISITIONS
Hefei Rongshida Sanyo Electric Co., Ltd.
On October 24, 2014, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., (“Whirlpool China”), completed its acquisition of a 51% equity stake in Hefei Sanyo, a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange.
Pursuant to a Share Purchase Agreement among Whirlpool China, SANYO Electric Co., Ltd. (“Sanyo Japan”), and SANYO Electric (China) Co., Ltd. (“Sanyo China”, and together with Sanyo Japan, the “Sellers”), on October 20, 2014, Whirlpool China completed its purchase of the 157 million shares (or 29.51%) of Hefei Sanyo currently held by the Sellers (such transaction, the “Share Purchase”) for RMB 1.4 billion (approximately $230 million at the date of purchase).
On October 24, 2014, pursuant to a Share Subscription Agreement (the “Share Subscription Agreement”) between Whirlpool China and Hefei Sanyo, Whirlpool China completed its subscription for 234 million shares (which, together with shares purchased pursuant to the Share Purchase Agreement, aggregated 51%) of Hefei Sanyo pursuant to a private placement (such transaction, the “Share Subscription”) for RMB 2.0 billion (approximately $321 million at the date of purchase). Pursuant to the Share Subscription Agreement and as required by the law of the People’s Republic of China, Whirlpool China will be prevented from selling any shares of Hefei Sanyo for 36 months from the date of acquisition.
The aggregate purchase price for the Share Purchase and the Share Subscription was RMB 3.4 billion (approximately $551 million at the dates of purchase). The purchase price for the Share Purchase was payable in USD based on the exchange rate as of August 9, 2013. The Company funded the total consideration for the shares with cash on hand. The cash paid for the Share Subscription is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Indesit Company S.p.A.
On July 10, 2014, we entered into share purchase agreements with (i) Fineldo S.p.A. (“Fineldo”, and the share purchase agreement with Fineldo, the “Fineldo SPA”), a company incorporated under the laws of Italy, concerning the purchase and sale of 42.7% of the issued share capital (the “Fineldo Shares”) of Indesit, a joint stock company incorporated under the laws of Italy whose shares are listed on the stock market organized and managed by Borsa Italiana S.p.A., (ii) Ms. Franca Carloni, Mr. Aristide Merloni, Mr. Andrea Merloni, Ms. Maria Paola Merloni, Ms. Antonella Merloni, Ms. Ester Merloni, Fines S.p.A. and, following approval by the Court of Ancona, Mr. Vittorio Merloni (the “Family SPA”), collectively concerning the purchase and sale of 13.2% of Indesit’s issued share capital (the “Family Shares”), and (iii) Ms. Claudia Merloni (the “Claudia Merloni SPA” and, together with the Fineldo SPA and the Family SPA, the “Stock Purchase Agreements”) concerning the purchase and sale of 4.4% of Indesit’s issued share capital (the “Claudia Merloni Shares”).
On October 14, 2014, we completed our acquisition of the Fineldo Shares under the Fineldo SPA and our acquisition of the Family Shares under the Family SPA. We completed our acquisition of the Claudia Merloni Shares under the Claudia Merloni SPA on July 17, 2014. In the aggregate, pursuant to the Stock Purchase Agreements, we acquired 60.4% of Indesit’s issued share capital. This represents 66.8% of Indesit’s issued and outstanding stock. The aggregate purchase price for the Fineldo Shares was €537 million (approximately $680 million at the date of purchase). The aggregate purchase price for the Family Shares was €166 million (approximately $210 million at the date of purchase). The aggregate purchase price for the Claudia Merloni Shares was €55 million (approximately $75 million at the date of purchase). The Company funded the aggregate purchase price for the Fineldo Shares and Family Shares through borrowings under our credit facility, and repaid a portion of such borrowings through the issuance of an aggregate principal amount of $650 million in senior notes on November 4, 2014.
On November 26, 2014, we announced in Italy the final results for the mandatory tender offer for the remaining outstanding shares of Indesit. Settlement and closing of the mandatory tender offer occurred on November 28, 2014. We received tenders for a number of shares equal to 91.4% of the total shares available for purchase in the mandatory tender offer, increasing our aggregate ownership interest in Indesit’s issued share capital to 97.1%. The aggregate purchase price for the shares purchased at settlement of the mandatory tender offer was €344 million (approximately $429 million as of the date of purchase).
On December 3, 2014, Whirlpool purchased all remaining shares of Indesit and Indesit delisted from the Electronic Stock Market organized and managed by Borsa Italiana S.p.A. Total consideration paid for Indesit was $1.4 billion in aggregate net of cash acquired.
We funded the aggregate purchase price for the tender offer and remaining shares through borrowings under our credit facility and through borrowings under our commercial paper programs, and intend to repay such borrowings in the future through public debt financing.
Purchase Price Allocations
The Company is in the process of finalizing independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the Hefei Sanyo and Indesit acquisitions. This is expected to result in adjustments to the carrying values of recorded assets and liabilities, refinement of amounts recorded for certain intangible assets, revisions of the useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase prices included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions on a prospective basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table presents the preliminary allocation of purchase price related to the Hefei Sanyo and Indesit acquisitions, as of their respective dates of acquisition:

Millions of dollars	Hefei Sanyo(1)	Indesit
Cash	$98	$77
Accounts receivable	81	891
Inventory	137	471
Other current assets	354	288
Property, plant and equipment	169	854
Goodwill	451	667
Identified intangible assets	372	822
Other non-current assets	317	162

Total assets acquired	1,979	4,232

Accounts payable	(181)	(631)
Short-term notes payable	(226)	(555)
Other current liabilities	(91)	(622)
Non-current liabilities	(133)	(987)

Total liabilities assumed	(631)	(2,795)

Net assets acquired	$1,348	$1,437
(1) We purchased a 51% controlling interest in Hefei Sanyo's net assets described in the table; the non-controlling interest was valued at $801 million, the market value of the stock price of the shares purchased on the date of acquisition
Goodwill, which is not deductible for tax purposes, has been allocated to the Asia and EMEA operating segments on the basis that the cost efficiencies identified will primarily benefit these segments of the business based on the preliminary allocation of the purchase price of the respective acquisitions. Any changes to the initial estimates of the fair values of the assets and liabilities will be allocated to residual goodwill.
The Company has preliminarily estimated the fair value of Hefei Sanyo and Indesit's identifiable intangible assets as follows:

	Hefei Sanyo		Indesit
Millions of dollars	Estimated Fair Value	Estimated Useful Life	Estimated Fair Value	Estimated Useful Life
Trademarks-indefinite lived	$42		$535
Customer relationships	230	13-16 years	134	5-19 years
Patents and other intangibles	100	3-10 years	153	6-15 years

	$372		$822
The customer relationship intangibles of Hefei Sanyo were mainly allocated to its traditional trade distributors, which have an estimated useful life of up to 16 years based on low historical and projected customer attrition rates among its retailers. The majority of the intangible asset valuation for Indesit relates to the Indesit and Hotpoint brands (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), which are indefinite lived intangibles. The Company’s preliminary assessment as to trademarks having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The patents and other intangibles have an estimated useful life that varies based on the estimate of the expected life of the technology and the products associated with the technology. The estimated useful lives of the finite-lived intangible assets will be amortized using a straight-line method of amortization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Pro Forma Results of Operations
The results of Hefei Sanyo and Indesit’s operations have been included in the Consolidated Financial Statements beginning October 24, 2014 and October 14, 2014, respectively. Within Whirlpool's Consolidated Statement of Income for 2014, Hefei Sanyo and Indesit represented $994 million of net sales and $15 million of net earnings, which excludes certain non-recurring acquisition-related costs and investment expenses.
The following table provides pro forma results of operations for the years ended December 31, 2014 and 2013, as if Hefei Sanyo and Indesit had been acquired as of January 1, 2013. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisitions. Additionally, the pro forma results include adjustments to convert Hefei Sanyo and Indesit’s historical results from local accounting standards to U.S. GAAP. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year Ended December 31,
Millions of dollars, except per share data	2014	2013
Net sales	$23,204	$23,109

Net earnings available to Whirlpool	691	791

Diluted net earnings per share	$8.68	$9.79
Certain non-recurring acquisition-related costs and investment expenses of $30 million and $60 million were recorded by Whirlpool during 2014 related to the acquisitions of Hefei Sanyo and Indesit, respectively. Of these costs, $55 million were recorded in interest and sundry income (expense), with the remaining being recorded in selling, general and administrative. In 2013, we incurred $21 million of non-recurring acquisition-related costs and investment expenses, all of which related to Hefei Sanyo. Of these costs, $15 million were recorded in interest and sundry income (expense), with the remaining being recorded in selling, general and administrative. These costs have been eliminated from the pro forma information presented above in both periods.
(3)    GOODWILL AND OTHER INTANGIBLES
We evaluate goodwill and indefinite lived intangibles for impairment annually on October 1.
Goodwill
We performed our assessment as of October 1, 2014, and determined there was no impairment of goodwill. The total net carrying amount of goodwill was $2.8 billion at December 31, 2014, with $1.7 billion in our North America operating segment, $639 million in our EMEA operating segment, $449 million in our Asia operating segment and $4 million in our Latin America operating segment. At December 31, 2013 the total net carrying amount of goodwill was $1.7 billion, with $1.7 billion in our North America operating segment and $4 million in our Latin America operating segment.
The increase in carrying value of EMEA and Asia goodwill is driven by the Hefei Sanyo and Indesit acquisitions in 2014, net of foreign currency impact of $2 million and $28 million, respectively. Further discussion of these transactions can be found in our MD&A under "Hefei Sanyo Acquisition," “Indesit Acquisition” and in Note 2.
Other Intangible Assets
Based on the results of our annual assessment as of October 1, 2014, we determined that there were no impairments to our intangibles, with the exception of two European trademarks which had a pre-impairment carrying value of $30 million, where we recognized a $12 million impairment charge within selling, general and administrative expense during the fourth quarter 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes other intangible assets at December 31, 2014 and 2013:

	2014			2013
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$665	$(163)	$502	$289	$(125)	$164
Patents and other (2)	348	(104)	244	128	(112)	16
Total other intangible assets, finite lives	$1,013	$(267)	$746	$417	$(237)	$180
Trademarks, indefinite lives	2,057	—	2,057	1,522	—	1,522
Total other intangible assets	$3,070	$(267)	$2,803	$1,939	$(237)	$1,702
(1)    Customer relationships have an estimated useful life of 4 to 19 years.
(2)    Patents and other intangibles have an estimated useful life of 4 to 15 years.
The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2015	$78
2016	75
2017	72
2018	70
2019	67
(4)    FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Money market funds (1)	$21	$465	$21	$465	$—	$—	$21	$465
Net derivative contracts	—	—	—	—	(1)	(25)	(1)	(25)
Available for sale investments	16	8	26	18	—	—	26	18
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)    INVENTORIES
The following table summarizes our inventories at December 31, 2014 and 2013:

Millions of dollars	2014	2013
Finished products	$2,189	$1,950
Raw materials and work in process	724	622
	2,913	2,572
Less: excess of FIFO cost over LIFO cost	(173)	(164)
Total inventories	$2,740	$2,408
LIFO inventories represented 35% and 39% of total inventories at December 31, 2014 and 2013, respectively.
(6)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2014 and 2013:

Millions of dollars	2014	2013
Maytag medium-term note - 6.45% matured 2014	$—	$100
Senior note - 8.6%, matured 2014	—	500
Maytag medium-term note - 5.0% maturing 2015	199	198
Senior note - 6.5%, maturing 2016	250	250
Debentures - 7.75%, maturing 2016	244	244
Senior note - 1.35%, maturing 2017	250	—
Senior note - 1.65%, maturing 2017	300	—
Indesit guaranteed notes - 4.5%, maturing 2018	393	—
Senior note - 2.4%, maturing 2019	250	—
Senior note - 4.85%, maturing 2021	300	300
Senior note - 4.70%, maturing 2022	300	300
Senior note - 3.70%, maturing 2023	250	250
Senior note - 4.0%, maturing 2024	300	—
Senior note - 3.7%, maturing 2025	350	—
Senior note - 5.15% maturing 2043	249	250
Other	143	61
	3,778	2,453
Less current maturities	234	607
Total long-term debt	$3,544	$1,846
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2014:

Millions of dollars
2015	$234
2016	529
2017	580
2018	423
2019	264
Thereafter	1,748
Long-term debt, including current maturities	$3,778
The fair value of long-term debt (including current maturities) was $3.8 billion and $2.6 billion at December 31, 2014 and 2013, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have committed credit facilities in Brazil, which provide borrowings up to 1.1 billion Brazilian reais (approximately $429 million as of December 31, 2014) maturing at various times from 2015 to 2017. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2014 and 2013.
On September 26, 2014, we entered into a Short-Term Credit Agreement (the “364-Day Facility” and together with the Long-Term Facility, the “Facilities”). The 364-Day Facility is a revolving credit facility in an aggregate amount of $1.0 billion. The 364-Day Facility has a maturity date of September 25, 2015. The interest and fee rates payable with respect to the 364-Day Facility based on our debt rating are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the effective date of the 364-Day Facility. We had no borrowings outstanding under the 364-Day Facility at December 31, 2014.
On September 26, 2014, we entered into a Second Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility amends, restates and extends the Company's prior five-year credit facility, which was scheduled to mature on June 28, 2016. The Long-Term Facility increases the existing $1.7 billion facility to an aggregate amount of $2.0 billion, with an option to increase the total amount to up to $2.5 billion by exercise of an accordion feature. The Long-Term Facility has a maturity date of September 26, 2019. The Long-Term Facility includes a letter of credit sublimit of $200 million. The Long-Term Facility decreases the interest and fee rates payable with respect to the Long-Term Facility based on our debt rating as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.15%, as of the effective date of the Long-Term Facility. We had no borrowings outstanding under the Long-Term Facility at December 31, 2014.
The Facilities contain customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets. We were in compliance with financial covenant requirements at December 31, 2014 and December 31, 2013.
We have paid lenders under the Facilities an up-front fee of approximately $3 million.
In the fourth quarter of 2014, we acquired a committed credit facility as part of the acquisition of Indesit. At December 31, 2014 the facility provides borrowings up to €350 million (approximately $424 million as of December 31, 2014) maturing July 29, 2016. As described in the credit agreement included as an exhibit to this Form 10-K, the credit facility contains covenants which state the guarantor, Indesit, will not permit (1) the ratio of Consolidated Net Borrowings as of any Year-End Determination Date to Consolidated EBITDA for the twelve month period ended on such Year-End Determination Date to exceed 3.00 to 1; (2) the ratio of Consolidated Net Borrowings as of any Semi Annual Determination Date to Consolidated EBITDA for the twelve month period ended on such Semi Annual Determination Date to exceed 4.00 to 1; and (3) the ratio of Consolidated EBITDA to Consolidated Net Interest for the twelve month period ending on any Determination Date to be less than 3.5 to 1. We were in compliance with financial covenant requirements at December 31, 2014. We had no borrowings outstanding under this credit facility at December 31, 2014.
In the fourth quarter of 2014, we assumed €300 million principal amount of 4.5% guaranteed notes from the Indesit acquisition, subscribed for by institutional investors, that are listed in Luxembourg and are due on April 26, 2018. The notes were recorded at fair value in purchase price accounting to €327 million (approximately $393 million).
On February 25, 2014, we completed a debt offering of $250 million principal amount of 1.35% notes due in 2017, $250 million principal amount of 2.40% notes due in 2019, and $300 million principal amount of 4.00% notes due in 2024. On May 1, 2014, $500 million of 8.60% notes matured and were repaid. On August 15, 2014, $100 million of 6.45% notes matured and were repaid.
On November 4, 2014, we completed a debt offering of $300 million principal amount of 1.65% notes due in 2017 and $350 million principal amount of 3.70% notes due in 2025. These notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On February 27, 2013, we completed a debt offering of $250 million principal amount of 3.70% notes due in 2023 and $250 million principal amount of 5.15% notes due in 2043. These notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. In March 2013, $500 million of 5.50% notes matured and were repaid.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks, debt securitization or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at December 31, 2014 and 2013:

Millions of dollars	2014	2013
Commercial paper	$387	$—
Debt securitization	35	—
Short-term borrowings to banks	147	10
Total notes payable	$569	$10
In the fourth quarter of 2014, we financed the acquisition of Indesit with commercial paper and short-term notes, which increased our balance of notes payable at December 31, 2014.
(7)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions.
Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States. Embraco also has resolved certain other claims and certain claims remain pending. Additional lawsuits could be filed.
At December 31, 2014, $25 million remains accrued, with installment payments of $21 million, plus interest, remaining to be made to government authorities at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
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
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We monetized $14 million, $109 million and $37 million of export credits in 2014, 2013 and 2012, respectively. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of December 31, 2014, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period is currently being reviewed by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. The outcome and timing of the Brazilian court decisions remains uncertain.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2014. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.4 billion Brazilian reais (approximately $533 million as of December 31, 2014).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 204 million Brazilian reais (approximately $78 million as of December 31, 2014), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2014, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 178 million Brazilian reais (approximately $67 million as of December 31, 2014). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2014.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais (approximately $28 million as of December 31, 2014), paid in 30 monthly installments from December 2013.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including for the monetization of BEFIEX credits and other BEFIEX matters, which are at various stages of review in numerous administrative and judicial proceedings. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, product liability claims and breach of warranty. The complaints generally seek compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of many of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our Consolidated Financial Statements.
In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product liability claims, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our Consolidated Financial Statements.
Other Matters
In 2013, the French Competition Authority commenced an investigation of appliance manufacturers and retailers in France. The investigation includes 11 manufacturers, including the Whirlpool and Indesit operations in France. Although it is currently not possible to assess the impact, if any, this matter may have on our Consolidated Financial Statements, the resolution of this matter could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

Millions of dollars	2014	2013
Balance at January 1	$191	$187
Issuances/accruals during the period(1)	316	292
Settlements made during the period	(272)	(288)
Balance at December 31	$235	$191
Current portion	$186	$154
Non-current portion	49	37
Total	$235	$191
(1) $61 million is included within issuances/accruals during 2014 related to acquisitions
We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to customers. We are currently investigating a limited number of potential quality and safety issues. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At December 31, 2014 and December 31, 2013, the guaranteed amounts totaled $492 million and $485 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with these guarantees in 2014 or 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.4 billion at December 31, 2014 and $1.3 billion at December 31, 2013. Our total outstanding bank indebtedness under guarantees was nominal at December 31, 2014 and December 31, 2013, respectively. In addition, we assumed $1.2 billion of corporate guarantees through our acquisition of Indesit as of December 31, 2014.
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
Operating Lease Commitments
At December 31, 2014, we had noncancelable operating lease commitments totaling $868 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2015	$230
2016	183
2017	150
2018	109
2019	82
Thereafter	114
Total noncancelable operating lease commitments	$868
Rent expense was $228 million, $217 million and $229 million for 2014, 2013 and 2012, respectively.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below:

Millions of dollars
2015	$209
2016	196
2017	147
2018	113
2019	65
Thereafter	211
Total purchase obligations	$941
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected currently in interest and sundry income (expense) for both the payable/receivable and the derivative. Therefore, as a result of the economic hedge, we do not elect hedge accounting.
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At December 31, 2014 and 2013 there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables summarize our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2014 and 2013:

			Fair Value of				Type of Hedge (1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2014	2013	2014	2013	2014	2013		2014	2013
Derivatives accounted for as hedges
Foreign exchange forwards/options	$874	$744	$27	$16	$8	$10	(CF)	17	14
Commodity swaps/options	375	363	4	8	29	13	(CF)	36	36
Total derivatives accounted for as hedges			$31	$24	$37	$23
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,358	$1,274	$34	$6	$29	$32	N/A	10	12
Commodity swaps/options	8	1	—	—	—	—	N/A	4	4
Total derivatives not accounted for as hedges			34	6	29	32
Total derivatives			$65	$30	$66	$55

Current			$64	$28	$59	$54
Noncurrent			1	2	7	1
Total derivatives			$65	$30	$66	$55
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges
The increase in the notional amount of derivatives is due to derivatives acquired through the acquisition of Indesit.
The pre-tax effects of derivative instruments on our Consolidated Statements of Income and Comprehensive Income for OCI in table for the years ended December 31, 2014 and 2013 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2014	2013	2014	2013
Foreign exchange forwards/options	$40	$20	$22	$9	(a)
Commodity swaps/options	(30)	(29)	(10)	(19)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$10	$(9)	$11	$(11)

	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars	2014	2013
Foreign exchange forwards/options	$26	$(49)
(1)     Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold; or (b) interest expense.
(2)    Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2014 and 2013. There were no fair value hedges in 2014 and 2013. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)    STOCKHOLDERS’ EQUITY
Comprehensive Income
Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale marketable securities.
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2012, 2013, and 2014, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2011	$(387)	$(13)	$(820)	$(6)	$(1,226)
Unrealized gain (loss)	(36)	8	—	9	(19)
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	(420)	—	(420)
Tax effect	(19)	(3)	152	—	130
Other comprehensive income (loss), net of tax	(55)	5	(268)	9	(309)
Less: Other comprehensive loss available to noncontrolling interests	(4)	—	—	—	(4)
Other comprehensive income (loss) available to Whirlpool	(51)	5	(268)	9	(305)
December 31, 2012	$(438)	$(8)	$(1,088)	$3	$(1,531)
Unrealized gain (loss)	(122)	2	—	7	(113)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	508	—	508
Tax effect	25	—	(190)	—	(165)
Other comprehensive income (loss), net of tax	(97)	2	318	7	230
Less: Other comprehensive loss available to noncontrolling interests	(3)	—	—	—	(3)
Other comprehensive income (loss) available to Whirlpool	(94)	2	318	7	233
December 31, 2013	$(532)	$(6)	$(770)	$10	$(1,298)
Unrealized loss	(392)	(1)	—	—	(393)
Unrealized actuarial loss and prior service credit	—	—	(233)	—	(233)
Tax effect	(5)	—	85	—	80
Other comprehensive loss, net of tax	(397)	(1)	(148)	—	(546)
Less: Other comprehensive loss available to noncontrolling interests	(4)	—	—	—	(4)
Other comprehensive loss available to Whirlpool	$(393)	$(1)	$(148)	$—	$(542)
December 31, 2014	$(925)	$(7)	$(918)	$10	$(1,840)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2014	2013	2012
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$650	$827	$401
Denominator for basic earnings per share – weighted-average shares	78.3	79.3	78.1
Effect of dilutive securities – stock-based compensation	1.3	1.5	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	79.6	80.8	79.3
Anti-dilutive stock options/awards excluded from earnings per share	0.2	—	2.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dividends
Dividends per share paid to shareholders were $2.88, $2.38 and $2.00 during 2014, 2013 and 2012, respectively.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the twelve months ended December 31, 2014, we repurchased 165,900 shares at an aggregate purchase price of approximately $25 million under this program. At December 31, 2014, there were approximately $475 million in remaining funds authorized under this program.
(10)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $47 million, $50 million and $49 million in 2014, 2013, and 2012, respectively. Related income tax benefits recognized in earnings were $16 million, $17 million and $17 million in 2014, 2013, and 2012, respectively.
At December 31, 2014, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $49 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 29 months.
Share-Based Employee Incentive Plans
On April 16, 2013, our stockholders approved the Amended and Restated 2010 Omnibus Stock and Incentive Plan (“2010 OSIP”). This plan was previously adopted by our Board of Directors on February 19, 2013 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units. No new awards may be granted under the 2010 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2014, approximately 7.6 million shares remain available for issuance under the 2010 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability or retirement. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate—an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2014, 2013, and 2012 were $42.09, $33.92 and $19.54, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2014	2013	2012
Risk-free interest rate	1.5%	0.9%	0.9%
Expected volatility	38.2%	40.3%	40.3%
Expected dividend yield	1.8%	1.8%	2.9%
Expected option life, in years	5	5	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Option Activity
The following table summarizes stock option activity during 2014:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	2,255	$77.87
Granted	393	138.60
Exercised	(487)	78.58
Canceled or expired	(46)	94.35
Outstanding at December 31	2,115	$88.62
Exercisable at December 31	1,236	$70.87
The total intrinsic value of stock options exercised was $36 million, $53 million, and $32 million for 2014, 2013, and 2012, respectively. The related tax benefits were $13 million, $19 million and $12 million for 2014, 2013, and 2012, respectively. Cash received from the exercise of stock options was $38 million, $95 million, and $43 million for 2014, 2013, and 2012, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2014:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	2,043	1,236
Weighted-average exercise price per share	$87.11	$70.87
Aggregate intrinsic value	$218	$152
Weighted-average remaining contractual term, in years	6	5
Stock Units
Eligible employees may receive restricted stock units or performance stock units as a portion of their total compensation.
Restricted stock units are typically granted to selected management employees on an annual basis and vest over three years. Periodically, restricted stock units may be granted to selected executives based on special recognition or retention circumstances and generally vest from three years to seven years. Some previously granted awards accrue dividend equivalents on outstanding units (in the form of additional stock units) based on dividends declared on Whirlpool common stock. These awards convert to unrestricted common stock at the conclusion of the vesting period.
Performance stock units are granted to executives on an annual basis and generally vest over a three year period, converting to unrestricted common stock at the conclusion of the vesting period. The final award may equal 0% to 200% of a target based on pre-established Whirlpool financial performance measures.
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2014, 2013, and 2012 were $133.31, $107.85 and $69.32, respectively. The total fair value of stock units vested during 2014, 2013, and 2012 was $25 million, $35 million and $19 million, respectively.
The following table summarizes stock unit activity during 2014:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,202	$82.40
Granted	245	133.31
Canceled	(37)	82.62
Vested and transferred to unrestricted	(306)	80.88
Non-vested, at December 31	1,104	$90.34

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nonemployee Director Equity Awards
Each nonemployee director receives an annual grant of Whirlpool common stock, with the number of shares to be issued to the director determined by dividing $120,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders. Nonemployee directors receive a one-time grant of 1,000 shares of Whirlpool common stock made at the time they first join the Board.
(11)    RESTRUCTURING CHARGES
During the fourth quarter 2011, the Company committed to restructuring plans (the "2011 Plan") to expand our operating margins and improve our earnings through substantial cost and capacity reductions, primarily within our North America and EMEA operating segments. All actions related to the 2011 Plan have been announced and are now substantially complete. Over $40 million in costs related to actions authorized under the 2011 Plan were recognized during 2014.
During 2014, the Company announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, and (b) organizational integration activities in China, in anticipation of the Hefei Sanyo transaction. These plans resulted in charges of approximately $90 million in 2014, with completion expected by the end of 2015, related to employee termination costs, non-cash asset impairment costs, and facility exit costs.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2014 and 2013:

Millions of dollars	12/31/2013	Acquisition - related(1)	Charges to Earnings	Cash Paid	Non-Cash and Other	12/31/2014
Employee termination costs	$74	$40	$82	$(128)	$(10)	$58
Asset impairment costs	—	—	26	—	(26)	—
Facility exit costs	14	—	16	(26)	—	4
Other exit costs	18	—	12	(14)	—	16
Total	$106	$40	$136	$(168)	$(36)	$78
(1) A $40 million restructuring liability was acquired in the acquisition of Indesit in the fourth quarter of 2014 related to an ongoing plan previously initiated by Indesit management. As of December 31, 2014, the acquired restructuring liability is $17 million.

Millions of dollars	12/31/2012	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	12/31/2013
Employee termination costs	$56	$91	$(62)	$—	$(11)	$74
Asset impairment costs	—	62	—	(62)	—	—
Facility exit costs	3	37	(25)	—	(1)	14
Other exit costs	11	18	(11)	—	—	18
Total	$70	$208	$(98)	$(62)	$(12)	$106
The following table summarizes 2014 restructuring charges by operating segment:

Millions of dollars	2014 Charges
North America	$10
Latin America	8
EMEA	102
Asia	13
Corporate / Other	3
Total	$136

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12) INCOME TAXES
The income tax expense was $189 million, $68 million, and $133 million in 2014, 2013 and 2012, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2014	2013	2012
Earnings before income taxes
United States	$325	$149	$113
Foreign	556	768	445
Earnings before income taxes	881	917	558

Income tax computed at United States statutory rate	308	321	195
U.S. government tax incentives, including Energy Tax Credits	(10)	(142)	—
Foreign government tax incentives, including BEFIEX	(46)	(63)	(38)
Foreign tax rate differential	(17)	(17)	(2)
U.S. foreign tax credits	(148)	(231)	(31)
Valuation allowances	9	16	(86)
State and local taxes, net of federal tax benefit	5	7	2
Foreign withholding taxes	16	29	12
U.S. tax on foreign dividends and subpart F income	56	195	57
Settlement of global tax audits	(5)	(54)	18
Other items, net	21	7	6
Income tax computed at effective worldwide tax rates	$189	$68	$133
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2014, 2013 and 2012:

	2014		2013		2012
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$7	$8	$(60)	$(57)	$18	$24
Foreign	182	12	187	(9)	189	(96)
State and local	(2)	(18)	2	5	7	(9)
	$187	$2	$129	$(61)	$214	$(81)
Total income tax expense		$189		$68		$133
United States Government Tax Incentives
On January 2, 2013, The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act extends certain provisions included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the provisions extended are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed certain Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2012 and 2013 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We continue to invest in innovation and energy efficient products that meet these standards for our customers. This provision was not extended to include calendar 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $24 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $4.9 billion at December 31, 2014. As of December 31, 2014, we had $1.0 billion of cash and equivalents on hand, of which $0.9 billion was held outside of the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable United States taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
Valuation Allowances
At December 31, 2014, we had net operating loss carryforwards of $3.2 billion, $1.2 billion of which were United States state net operating loss carryforwards. Of the total net operating loss carryforwards, $1.8 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2034. As of December 31, 2014, we had $249 million of foreign tax credit carryforwards and $1.0 billion of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2017 and 2034.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $308 million at December 31, 2014 consists of $288 million of net operating loss carryforward deferred tax assets and $20 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2014 and 2013:

Millions of dollars	2014	2013
Deferred tax liabilities
Intangibles	$800	$517
Property, net	156	141
LIFO inventory	45	49
Other	193	201
Total deferred tax liabilities	1,194	908
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	1,005	1,050
Pensions	316	311
Loss carryforwards	650	467
Inventory prepayment	—	93
Postretirement obligations	199	177
Foreign tax credit carryforwards	249	243
Research and development capitalization	358	239
Employee payroll and benefits	141	138
Accrued expenses	110	102
Product warranty accrual	62	58
Receivable and inventory allowances	73	51
Other	300	233
Total deferred tax assets	3,463	3,162
Valuation allowances for deferred tax assets	(308)	(186)
Deferred tax assets, net of valuation allowances	3,155	2,976
Net deferred tax assets	$1,961	$2,068
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2014	2013	2012
Balance, January 1	$113	$178	$178
Additions for tax positions of the current year	17	17	13
Additions for tax positions of prior years	4	6	16
Reductions for tax positions of prior years	(23)	(81)	(15)
Settlements during the period	(11)	(3)	(5)
Positions assumed in acquisitions	42	—	—
Lapses of applicable statute of limitation	(1)	(4)	(9)
Balance, December 31	$141	$113	$178
In connection with our acquisitions of Hefei Sanyo and Indesit, the Company assumed $71 million of uncertain tax position liabilities, including $31 million of interest and penalties. The acquisition of Hefei Sanyo resulted in an assumed uncertain tax position of $61 million that was reflected in the opening balance sheet, while the acquisition of Indesit resulted in an assumed uncertain tax position of $10 million.
It is reasonably possible that certain unrecognized tax benefits of $20 million could be settled with various related jurisdictions during the next 12 months.
Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $6 million, $12 million and $4 million in 2014, 2013 and 2012, respectively. We have accrued a total of $63 million and $39 million at December 31, 2014 and 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
A defined contribution plan is being provided to all United States employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost. The company provides annual match and automatic company contributions, in cash or company stock, of up to 7% of employees’ eligible pay. Our contributions during 2014, 2013 and 2012 were $71 million, $68 million and $64 million, respectively.
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
Defined Benefit - Pensions and Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Funded status
Fair value of plan assets	$3,042	$2,835	$640	$206	$—	$—
Benefit obligations	3,796	3,546	1,026	439	502	509
Funded status	$(754)	$(711)	$(386)	$(233)	$(502)	$(509)
Amounts recognized in the consolidated balance sheet
Noncurrent asset	$—	$—	$8	$7	$—	$—
Current liability	(9)	(7)	(16)	(14)	(56)	(51)
Noncurrent liability	(745)	(704)	(378)	(226)	(446)	(458)
Amount recognized	$(754)	$(711)	$(386)	$(233)	$(502)	$(509)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,368	$1,215	$118	$98	$53	$42
Prior service (credit) cost	(14)	(17)	—	3	(120)	(169)
Amount recognized	$1,354	$1,198	$118	$101	$(67)	$(127)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Benefit obligation, beginning of year	$3,546	$4,196	$439	$448	$509	$477
Service cost	2	2	5	6	3	4
Interest cost	167	162	22	17	24	18
Plan participants’ contributions	—	—	1	1	7	8
Actuarial loss (gain)	384	(420)	59	(7)	9	(31)
Benefits paid	(303)	(281)	(24)	(23)	(60)	(68)
Plan amendments	—	—	(3)	—	14	2
Acquisitions(1)	—	—	610	—	—	—
Transfer of benefits	—	(105)	—	—	—	105
Settlements / curtailment (gain)	—	(8)	(15)	(6)	—	—
Foreign currency exchange rates	—	—	(68)	3	(4)	(6)
Benefit obligation, end of year	$3,796	$3,546	$1,026	$439	$502	$509
Accumulated benefit obligation, end of year	$3,786	$3,536	$964	$424	N/A	N/A
(1) Pension obligation acquired through acquisition of Indesit
During the fourth quarter 2013, we transferred $105 million of ancillary benefits, as allowed under ERISA, out of our United States qualified pension plans and into our United States retiree health and welfare benefit plan. The transfer had no impact on our Consolidated Financial Statements as of December 31, 2013.
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
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013	2014	2013
Fair value of plan assets, beginning of year	$2,835	$2,790	$206	$197	$—	$—
Actual return on plan assets	381	207	33	13	—	—
Employer contribution	129	127	30	24	53	60
Plan participants’ contributions	—	—	1	1	7	8
Benefits paid	(303)	(281)	(24)	(23)	(60)	(68)
Acquisitions(1)	—	—	437	—	—	—
New Plans	—	—	—	2	—	—
Settlements	—	(8)	(10)	(6)	—	—
Foreign currency exchange rates	—	—	(33)	(2)	—	—
Fair value of plan assets, end of year	$3,042	$2,835	$640	$206	$—	$—
(1) Pension assets acquired through acquisition of Indesit

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$2	$2	$2	$5	$6	$6	$3	$4	$5
Interest cost	167	162	178	22	17	20	24	18	21
Expected return on plan assets	(193)	(191)	(194)	(16)	(10)	(11)	—	—	—
Amortization:
Actuarial loss	43	62	46	5	6	4	—	1	1
Prior service cost (credit)	(3)	(3)	(3)	1	1	1	(36)	(39)	(42)
Curtailment gain	—	—	—	—	—	—	—	—	(52)
Settlement loss	—	3	5	4	1	3	—	—	—
Net periodic benefit cost	$16	$35	$34	$21	$21	$23	$(9)	$(16)	$(67)
On October 27, 2011 we announced the closure of our manufacturing facilities in Fort Smith, Arkansas and on August 28, 2009, we announced the closure of our manufacturing facility in Evansville, Indiana. Both closures triggered a curtailment in our United States retiree health and welfare benefit plan, resulting in curtailment gains of $52 million in 2012. The curtailment gains were recognized in our Consolidated Statements of Income as a component of cost of products sold with an offset to accumulated other comprehensive loss, net of tax.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Pre-Tax) in 2014

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss	$196	$36	$10
Actuarial (loss) recognized during the year	(43)	(15)	—
Current year prior service cost (credit)	—	(3)	14
Prior service credit (cost) recognized during the year	3	(1)	36
Total recognized in other comprehensive loss (pre-tax)	$156	$17	$60
Total recognized in net periodic benefit costs and other comprehensive loss (pre-tax)	$172	$38	$51
Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Loss into Net Periodic Pension Cost in 2015

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$53	$6	$—
Prior service (credit)	(3)	—	(35)
Total	$50	$6	$(35)
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.05%	4.95%	3.32%	4.16%	4.27%	4.95%
Rate of compensation increase	4.50%	4.50%	3.23%	3.40%	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.95%	4.05%	4.80%	3.89%	3.93%	5.04%	5.25%	4.03%	5.03%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%	5.44%	5.40%	5.44%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.35%	3.51%	3.48%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	7.00%	7.00%	8.00%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2017	2017	2015
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
Estimated Impact of One Percentage-Point Change in Assumed Health Care Cost Trend Rate
A one percentage point change in assumed health care cost trend rates would have the following effects on our health care plan:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligations	4	(4)
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
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits(1)	Foreign Pension Benefits
2015	$80	$18
(1) Contributions include $80 million of minimum contributions required by law.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2015	$278	$49	$56
2016	253	38	49
2017	250	41	48
2018	249	41	44
2019	252	44	41
2020-2024	1,219	216	171
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for plan assets is generally 41% equity and 59% fixed income, with exceptions for foreign pension plans. For our U.S. plan, the target allocation for equity securities is approximately 51% allocated to United States large-cap, 27% to international equity, 14% to United States mid and small-cap companies and 8% in venture capital. The target allocation for fixed income is allocated with 75% to corporate bonds and 25% to United States treasury and other government securities. The fixed income securities duration is intended to match that of our United States pension liabilities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our pension plan assets at December 31, 2014 and 2013, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Cash and equivalents	$29	$23	$—	$—	$—	$—	$29	$23
Government and government agency securities(a)
U.S. securities	—	—	579	432	—	—	579	432
International securities	—	—	253	131	—	—	253	131
Corporate bonds and notes (a)
U.S. companies	—	—	1,000	850	—	—	1,000	850
International companies	—	—	321	193	—	—	321	193
Equity securities (b)
U.S. companies	12	12	—	—	—	—	12	12
International companies	427	223	—	—	—	—	427	223
Mutual funds (c)	67	77	—	—	—	—	67	77
Common and collective funds (d)
U.S. equity securities	—	—	651	718	—	—	651	718
International equity securities	—	—	66	79	—	—	66	79
Short-term investment fund	—	—	63	87	—	—	63	87
Limited partnerships (e)
U.S. private equity investments	—	—	—	—	140	145	140	145
Diversified fund of funds	—	—	—	—	32	35	32	35
Emerging growth	—	—	—	—	23	18	23	18
Real estate (f)	—	—	10	11	—	—	10	11
All other investments	—	—	9	7	—	—	9	7
	$535	$335	$2,952	$2,508	$195	$198	$3,682	$3,041

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

(d)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.

(e)	Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.

(f)	Valued using the NAV of the fund, which is based on the fair value of underlying assets.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2013	$198
Realized gains (net)	23
Unrealized gains (net)	11
Purchases	9
Settlements	(46)
Balance, December 31, 2014	$195

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2014	2013	2014	2013
Projected benefit obligation	$3,796	$3,546	$872	$397
Fair value of plan assets	3,042	2,835	487	157
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2014	2013	2014	2013
Projected benefit obligation	$3,796	$3,546	$872	$347
Accumulated benefit obligation	3,786	3,536	825	340
Fair value of plan assets	3,042	2,835	487	110
(14)    OPERATING SEGMENT INFORMATION
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
We conduct business in two countries, the United States and Brazil, which individually comprised over 10% of consolidated net sales or long-lived assets within the last three years. The following table summarizes net sales and long-lived assets by geographic area:

Millions of dollars	United States	Brazil	All Other Countries	Total
2014:
Sales to external customers	$9,064	$3,204	$7,604	$19,872
Long-lived assets	4,529	321	4,741	9,591
2013:
Sales to external customers	$8,577	$3,295	$6,897	$18,769
Long-lived assets	4,461	335	1,671	6,467
2012:
Sales to external customers	$8,005	$3,337	$6,801	$18,143
Long-lived assets	4,412	377	1,694	6,483

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs and intangible asset impairment, if any. Intangible asset impairment and restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below:

	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2014	10,634	4,686	3,905	816	(169)	19,872
2013	10,178	4,928	3,024	807	(168)	18,769
2012	9,631	4,950	2,874	847	(159)	18,143
Intersegment sales
2014	$244	$180	$79	$266	$(769)	$—
2013	256	174	79	257	(766)	—
2012	262	171	104	226	(763)	—
Depreciation and amortization
2014	$263	$86	$104	$29	$78	$560
2013	238	91	95	18	98	540
2012	260	97	93	18	83	551
Operating profit (loss)
2014	$1,072	$475	$59	$(21)	$(397)	$1,188
2013	1,070	557	(4)	34	(408)	1,249
2012	846	476	(51)	37	(439)	869
Total assets
2014	$7,736	$2,917	$7,597	$2,734	$(982)	$20,002
2013	7,785	3,380	2,955	921	503	15,544
2012	7,766	3,845	2,956	802	27	15,396
Capital expenditures
2014	$271	$133	$187	$29	$100	$720
2013	254	108	101	25	90	578
2012	219	100	88	24	45	476

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
	Dec. 31		Sept. 30		Jun. 30		Mar. 31
Millions of dollars, except per share data	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$6,003	$5,090	$4,824	$4,683	$4,682	$4,748	$4,363	$4,248
Cost of products sold	4,977	4,181	3,997	3,837	3,895	3,931	3,608	3,522
Operating profit	281	354	335	313	291	328	281	254
Interest and sundry income (expense)	(64)	(82)	(39)	(16)	(16)	(39)	(23)	(18)
Net earnings	108	187	235	199	185	206	164	257
Net earnings available to Whirlpool	81	181	230	196	179	198	160	252

Per share of common stock: (1)
Basic net earnings	$1.04	$2.31	$2.92	$2.46	$2.29	$2.48	$2.06	$3.18
Diluted net earnings	1.02	2.26	2.88	2.42	2.25	2.44	2.02	3.12
Dividends	0.75	0.625	0.75	0.625	0.75	0.625	0.625	0.50

Market price range of common stock: (2)
High	$196.71	$159.22	$156.13	$151.84	$156.71	$134.09	$160.01	$120.00
Low	139.85	129.22	135.37	111.70	136.64	107.88	124.39	101.74
Close	193.74	156.86	145.65	146.44	139.22	114.36	149.46	118.46
(1)     The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data
(2)    Composite price as reported by the New York Stock Exchange

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
Management’s annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. Management’s report is included on page 80 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting”.
Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 82 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in internal control over financial reporting. In the fourth quarter of 2014, we completed our acquisitions of Hefei Sanyo and Indesit. We are in the process of integrating Hefei Sanyo and Indesit operations and consider Hefei Sanyo and Indesit material to the Consolidated Condensed Financial Statements and believe that the internal controls and procedures have a material effect on our internal control over financial reporting. Whirlpool has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Hefei Sanyo and Indesit.
There were no other changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 3, 2014, which is the date of our last proxy statement.
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics is posted on our website: www.whirlpoolcorp.com - scroll to the bottom of the main page and click on “Policies,” then on “Code of Ethics.” Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 2609
Benton Harbor, MI 49022-2692
Telephone: (269) 923-2641
Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: www.whirlpoolcorp.com-scroll to the bottom of the main page and click on “Policies.” Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11.	EXECUTIVE COMPENSATION
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
RELATED STOCKHOLDER MATTERS
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
INDEPENDENCE
Information regarding certain relationships and related transactions (if any) and the independence of Whirlpool’s directors, can be found under the captions “Related Person Transactions” and “Board of Directors and Corporate Governance—Director Independence” in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our auditors and the Audit Committee’s pre-approval policies can be found under the caption “Matters Relating to Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial statements
Individual financial statements of the registrant’s affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

2. Financial Statement Schedules - “Schedule II—Valuation and Qualifying Accounts” is contained on page 83 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) The exhibits listed in the “Exhibit Index” attached to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/S/ Larry M. Venturelli	February 26, 2015
Larry M. Venturelli Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/S/ JEFF M. FETTIG	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeff M. Fettig

/S/ MICHAEL A. TODMAN	Director and Vice Chairman
Michael A. Todman

/S/ LARRY M. VENTURELLI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Larry M. Venturelli

/S/ CHRISTOPHER J. KUEHN	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher J. Kuehn

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERALDINE T. ELLIOT*	Director
Geraldine T. Elliott

MICHAEL F. JOHNSTON*	Director
Michael F. Johnston

WILLIAM T. KERR*	Director
William T. Kerr

JOHN D. LIU*	Director
John D. Liu

HARISH MANWANI*	Director
Harish Manwani

WILLIAM D. PEREZ*	Director
William D. Perez

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/S/ KIRSTEN J. HEWITT	Attorney-in-Fact	February 26, 2015
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
February 26, 2015

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
The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2014.
Management's assessment of internal control over financial reporting as of December 31, 2014 excludes the internal control over financial reporting related to Hefei Rongshida Sanyo Electric Co., Ltd. ("Hefei Sanyo") and Indesit Company S.p.A. ("Indesit") (both acquired in the fourth quarter of 2014), which are included in the 2014 consolidated financial statements of Whirlpool Corporation. As of December 31, 2014, Hefei Sanyo and Indesit together constitute $5.6 billion and $2.9 billion of total and net assets, respectively. Additionally, they represent net sales and net earnings of $994 million and $15 million, respectively, which excludes certain non-recurring acquisition-related costs and investment expenses.
Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page 82.

/s/ JEFF M. FETTIG	/S/ LARRY M. VENTURELLI
Jeff M. Fettig	Larry M. Venturelli

Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2015	February 26, 2015

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/S/      ERNST & YOUNG LLP
Chicago, Illinois
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired Hefei Rongshida Sanyo Electric Co., Ltd. ("Hefei Sanyo") business or the acquired Indesit Company S.p.A. ("Indesit") business which are included in the 2014 consolidated financial statements of Whirlpool Corporation and Hefei Sanyo and Indesit constituted $5.6 billion and $2.9 billion of total and net assets, respectively, as of December 31, 2014 and $994 million and $15 million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Whirlpool Corporation also did not include an evaluation of the internal control over financial reporting of Hefei Rongshida Sanyo Electric Co., Ltd. or Indesit Company S.p.A.
In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/S/      ERNST & YOUNG LLP
Chicago, Illinois
February 26, 2015

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2014, 2013 and 2012
(Millions of dollars)

COL. A	COL. B	COL. C			COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Acquisition Impact	(3) Charged to Other Accounts / Other	Deductions —Describe (A)	Balance at End of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts— accounts receivable	73	76	45	—	(40)	154
Year Ended December 31, 2013:
Allowance for doubtful accounts— accounts receivable	60	21	—	—	(8)	73
Year Ended December 31, 2012:
Allowance for doubtful accounts— accounts receivable	61	23	—	—	(24)	60
Note A—The amounts represent accounts charged off, less translation adjustments and transfers. Recoveries were nominal for 2014, 2013 and 2012.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2014
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

3(ii)
By-Laws of Whirlpool Corporation (amended and restated effective October 21, 2014). [Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K (Commission file number 1-3932) filed on October 24, 2014]

4(i)
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
Tenth Supplemental Indenture dated as of December 30, 2010, between Maytag Corporation, Whirlpool Corporation and The Bank of New York Mellon Trust Company, N.A. [Incorporated by reference from Exhibit 4(vi) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2010]

10(i)(a)
Share Purchase Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, and Antonella Merloni [Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(b)
Share Purchase Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Fines S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, Ester Merloni, Vittorio Merloni and Antonella Merloni [Incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(c)
Share Purchase Agreement dated July 10, 2014 between Whirlpool Corporation and Claudia Merloni [Incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(d)
Exclusivity Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Fines S.p.A., Vittorio Merloni, Franca Carloni, Aristide Merloni, Andrea Merloni, Maria Paola Merloni, Antonella Merloni, and Ester Merloni [Incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(e)
Amendment dated October 14, 2014 to Share Purchase Agreement dated July 10, 2014, among Whirlpool Italia Holdings S.r.l., Whirlpool Corporation and Fineldo S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, and Antonella Merloni [Incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

Number and Description of Exhibit
10(i)(f)
Second Amended and Restated Long-Term Five-Year Credit Agreement dated as of September 26, 2014 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, The Royal Bank of Scotland PLC, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, RBS Securities Inc., BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners [Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(g)
Short-Term Credit Agreement dated as of September 26, 2014 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, The Royal Bank of Scotland PLC, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, RBS Securities Inc., BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners [Incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(h)
€400,000,000 Multicurrency Revolving Facility Agreement dated July 29, 2011 for Indesit Company S.p.A., Indesit Company France S.A.S., Indesit Company Luxembourg S.A., Indesit Company UK, Ltd. and General Domestic Appliances Holdings, Ltd., as Borrowers, Indesit Company S.p.A. as Guarantor, and Arranged by Banca IMI S.p.A., BNP Paribas, Succursale Italia, Citigroup Global Markets Limited, HSBC Bank PLC, ING Bank N.V., Mediobanca - Banca Di Credito Finanziario S.p.A. and Unicredit S.p.A. with Unicredit Bank AG, Milan Branch, acting as Agent (the “Indesit Credit Agreement”)

10(i)(i)	Letter Agreement Amendment dated November 26, 2012 to Indesit Credit Agreement

10(iii)(a)
Whirlpool Corporation Nonemployee Director Stock Ownership Plan (amended as of February 16, 1999, effective April 20, 1999) (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 1999 annual meeting of stockholders]

10(iii)(b)
Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993) (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1994]

10(iii)(c)
Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993) (Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(d)
Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(e)
Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005) (Z) [Incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 21, 2005]

10(iii)(f)
Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2008) (Z) [Incorporated by reference to Exhibit 10(iii)(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) filed on April 24, 2008]

10(iii)(g)
Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) filed on April 24, 2008]

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(i)
Whirlpool Corporation 1996 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999) (Z) [Incorporated by reference from Exhibit 10(iii)(r) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1999]

10(iii)(j)
Whirlpool Corporation 1998 Omnibus Stock and Incentive Plan (as amended, effective February 16, 1999) (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1999]

10(iii)(k)
Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000) (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2000 annual meeting of stockholders filed on March 13, 2000]

Number and Description of Exhibit

10(iii)(l)
Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002) (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2002 annual meeting of stockholders filed on March 8, 2002]

10(iii)(m)
Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007) (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2007 annual meeting of stockholders filed on March 12, 2007]

10(iii)(n)
Omnibus Equity Plans 409A Amendment (effective December 19, 2008) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

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
Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1995]

10(iii)(r)
Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(s)
Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04) (Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K (Commission file number 1-3932) filed on January 25, 2005]

10(iii)(t)
Administrative Guidelines for the Whirlpool Corporation Special Retention Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10(iii)(w) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2001]

10(iii)(u)
Addendum to Whirlpool Corporation Special Retention Program Features (effective January 1, 2005) (Z) [Incorporated by reference from Exhibit 10(iii)(s) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(v)
Form of Whirlpool Corporation Strategic Excellence Program Grant Document (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04) (Z) [Incorporated by reference from Exhibit 10(ii) to the Company’s Form 8-K (Commission file number 1-3932) filed on January 25, 2005]

10(iii)(w)
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

Number and Description of Exhibit
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

10(iii)(dd)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on August 23, 2010]

10(iii)(ee)	Whirlpool Corporation Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 23, 2009]

10(iii)(ff)
Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(gg)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(hh)
Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(x) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2009]

10(iii)(ii)
Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(dd) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(jj)
Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(ee) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(kk)	Whirlpool Corporation Form of Indemnity Agreement (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on February 23, 2006]

10(iii)(ll)
Whirlpool Corporation Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2014]

10(iii)(mm)	Whirlpool Corporation 2014 Executive Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 17, 2014]

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Number and Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document