Form 10-Q
period 2015-03-31
WHIRLPOOL CORP /DE/
filed 2015-04-28
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 24, 2015
Common stock, par value $1 per share	78,644,432

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three Months Ended March 31, 2015

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
Unless otherwise indicated, the terms “Whirlpool,” “the Company,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2015	2014
Net sales	$4,846	$4,363
Expenses
Cost of products sold	3,993	3,608
Gross margin	853	755
Selling, general and administrative	498	439
Intangible amortization	19	6
Restructuring costs	33	29
Operating profit	303	281
Other income (expense)
Interest and sundry income (expense)	(53)	(23)
Interest expense	(43)	(44)
Earnings before income taxes	207	214
Income tax expense	9	50
Net earnings	198	164
Less: Net earnings available to noncontrolling interests	7	4
Net earnings available to Whirlpool	$191	$160
Per share of common stock
Basic net earnings available to Whirlpool	$2.42	$2.06
Diluted net earnings available to Whirlpool	$2.38	$2.02
Dividends declared	$0.75	$0.625
Weighted-average shares outstanding (in millions)
Basic	78.8	78.1
Diluted	80.0	79.4

Comprehensive income (loss)	$(13)	$206

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and equivalents	$704	$1,026
Accounts receivable, net of allowance of $156 and $154, respectively	2,518	2,768
Inventories	3,002	2,740
Deferred income taxes	341	417
Prepaid and other current assets	1,149	1,147
Total current assets	7,714	8,098
Property, net of accumulated depreciation of $5,801 and $5,959, respectively	3,779	3,981
Goodwill	2,736	2,807
Other intangibles, net of accumulated amortization of $278 and $267, respectively	2,698	2,803
Deferred income taxes	1,891	1,900
Other noncurrent assets	390	413
Total assets	$19,208	$20,002
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,173	$4,730
Accrued expenses	829	852
Accrued advertising and promotions	417	673
Employee compensation	438	499
Notes payable	441	569
Current maturities of long-term debt	213	234
Other current liabilities	879	846
Total current liabilities	7,390	8,403
Noncurrent liabilities
Long-term debt	3,977	3,544
Pension benefits	1,064	1,123
Postretirement benefits	437	446
Other noncurrent liabilities	596	690
Total noncurrent liabilities	6,074	5,803
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 110 million shares issued, and 78 million shares outstanding	110	110
Additional paid-in capital	2,576	2,555
Retained earnings	6,340	6,209
Accumulated other comprehensive loss	(2,048)	(1,840)
Treasury stock, 32 million shares	(2,149)	(2,149)
Total Whirlpool stockholders’ equity	4,829	4,885
Noncontrolling interests	915	911
Total stockholders’ equity	5,744	5,796
Total liabilities and stockholders’ equity	$19,208	$20,002

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2015	2014
Operating activities
Net earnings	$198	$164
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	161	127
Curtailment gain	(47)	—
Changes in assets and liabilities:
Accounts receivable	58	(78)
Inventories	(394)	(243)
Accounts payable	(285)	(172)
Accrued advertising and promotions	(227)	(152)
Accrued expenses and current liabilities	37	23
Taxes deferred and payable, net	(48)	20
Accrued pension and postretirement benefits	(17)	(31)
Employee compensation	(45)	38
Other	40	(35)
Cash used in operating activities	(569)	(339)
Investing activities
Capital expenditures	(126)	(123)
Proceeds from sale of assets and business	33	6
Change in restricted cash	11	—
Investment in related businesses	(15)	(21)
Cash used in investing activities	(97)	(138)
Financing activities
Proceeds from borrowings of long-term debt	523	817
Repayments of long-term debt	(69)	(2)
Dividends paid	(60)	(48)
Net proceeds from short-term borrowings	(41)	(8)
Common stock issued	34	11
Cash provided by financing activities	387	770
Effect of exchange rate changes on cash and equivalents	(43)	(1)
Increase (decrease) in cash and equivalents	(322)	292
Cash and equivalents at beginning of period	1,026	1,380
Cash and equivalents at end of period	$704	$1,672

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2014.
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
We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We have not yet determined the potential effects from this pronouncement on the Consolidated Condensed Financial Statements. The FASB has recommended a one year deferral of this standard, but no decisions have been reached at this time.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Condensed Financial Statements.
(2)    ACQUISITIONS
Hefei Rongshida Sanyo Electric Co., Ltd.
On October 24, 2014, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., completed its acquisition of a 51% equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. ("Hefei Sanyo"), a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange, which we have since renamed Whirlpool (China) Co., Ltd.
The aggregate purchase price for the transaction was RMB 3.4 billion (approximately $551 million at the dates of purchase for each step of the transaction) net of cash acquired. The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement step of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital.
Hefei Sanyo results are included in our Asia operating segment.
Indesit Company S.p.A.
On December 3, 2014, Whirlpool completed the final step in its acquisition of Indesit Company S.p.A. (“Indesit”) and, on the same day, Indesit delisted from the Electronic Stock Market organized and managed by Borsa Italiana S.p.A. Total consideration paid for Indesit was €1.1 billion (approximately $1.4 billion at the dates of purchase of each step in the transaction) in aggregate net of cash acquired. In March 2015, Whirlpool received antitrust clearance for the transaction from the Ukrainian antitrust authority.

The Company funded the aggregate purchase price for Indesit through borrowings under its credit facility and commercial paper programs, and repaid a portion of such borrowings through the issuance of an aggregate principal amount of $650 million in senior notes on November 4, 2014 and an aggregate principal amount of €500 million (approximately $525 million as of the date of issuance) in senior notes on March 12, 2015. Additional information about our 2015 financing arrangements can be found in Note 6.
Indesit results are included in our EMEA operating segment.
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
The following table presents the latest preliminary allocation of purchase price related to the Hefei Sanyo and Indesit acquisitions, as of their respective dates of acquisition. Adjustments made to the opening balance sheet in the three months ended March 31, 2015 include a $14 million decrease to Hefei Sanyo's goodwill resulting from a reassessment of uncertain tax positions, and a $22 million increase to Indesit's goodwill primarily to reflect a revaluation of current and deferred tax liabilities. In addition, we have performed a balance sheet reclassification between notes payable and other current liabilities in order to conform to Whirlpool's financial statement presentation.

Millions of dollars	Hefei Sanyo(1)	Indesit
Cash	$98	$77
Accounts receivable	81	888
Inventory	137	471
Other current assets	354	288
Property, plant and equipment	169	854
Goodwill	437	689
Identified intangible assets	372	822
Other non-current assets	317	162

Total assets acquired	1,965	4,251

Accounts payable	(181)	(631)
Short-term notes payable	—	(557)
Other current liabilities	(307)	(630)
Non-current liabilities	(129)	(996)

Total liabilities assumed	(617)	(2,814)

Net assets acquired	$1,348	$1,437
(1) We purchased a 51% controlling interest in Hefei Sanyo's net assets described in the table; the non-controlling interest was valued at $801 million, the market value of the stock price of the shares purchased on the date of acquisition.
Goodwill, which is not deductible for tax purposes, has been allocated to the Asia and EMEA operating segments on the basis that the cost efficiencies identified will primarily benefit these segments of the business based on the preliminary allocation of the purchase price of the respective acquisitions. Any changes to the preliminary estimates of the fair values of the assets and liabilities will be allocated to residual goodwill.

The Company's preliminary estimates regarding the fair value of Hefei Sanyo and Indesit's identifiable intangible assets have not changed in the three months ended March 31, 2015, as presented below:

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
Pro Forma Results of Operations
The results of Hefei Sanyo and Indesit’s operations have been included in the Consolidated Condensed Financial Statements beginning October 24, 2014 and October 14, 2014, respectively. The following table provides pro forma results of operations for the three months ended March 31, 2014, as if Hefei Sanyo and Indesit had been acquired as of January 1, 2014. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisitions. Additionally, the pro forma results include adjustments to convert Hefei Sanyo and Indesit’s historical results from local accounting standards to U.S. GAAP. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Three Months Ended March 31,
Millions of dollars, except per share data	2014
Net sales	$5,355

Net earnings available to Whirlpool	149

Diluted net earnings per share	$1.88
Certain non-recurring acquisition-related costs and investment expenses of $7 million and $2 million were recorded by Whirlpool in the three months ended March 31, 2014 related to the acquisitions of Hefei Sanyo and Indesit, respectively. Of these costs, $7 million were recorded in selling, general and administrative, with the remaining costs recorded in interest and sundry income (expense). These costs have been eliminated from the pro forma information presented above.
(3)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at March 31, 2015 and December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Money market funds (1)	$26	$21	$26	$21	$—	$—	$26	$21
Net derivative contracts	—	—	—	—	(15)	(1)	(15)	(1)
Available for sale investments	12	16	32	26	—	—	32	26
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.3 billion and $3.8 billion at March 31, 2015 and December 31, 2014, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(4)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2015	December 31, 2014
Finished products	$2,275	$2,189
Raw materials and work in process	888	724
	3,163	2,913
Less: excess of FIFO cost over LIFO cost	(161)	(173)
Total inventories	$3,002	$2,740
LIFO inventories represented 39% and 35% of total inventories at March 31, 2015 and December 31, 2014, respectively.
(5)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of March 31, 2015 and December 31, 2014:

Millions of dollars	March 31, 2015	December 31, 2014
Land	$131	$142
Buildings	1,558	1,616
Machinery and equipment	7,891	8,182
Accumulated depreciation	(5,801)	(5,959)
Property, plant and equipment, net	$3,779	$3,981
During the three months ended March 31, 2015, we disposed of $14 million of buildings, machinery and equipment.
(6)    FINANCING ARRANGEMENTS
Debt
On March 12, 2015, we completed a debt offering of €500 million (approximately $525 million as of the date of issuance) principal amount of 0.625% notes due in 2020. The notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.

In the fourth quarter of 2014, we assumed €300 million principal amount of 4.5% guaranteed notes due on April 26, 2018 from the Indesit acquisition. During the first quarter of 2015, holders of the notes passed a resolution which amended the terms and conditions of the notes so that they are better aligned to the terms and conditions of notes and bonds issued by Whirlpool Corporation. As a result of the passage of the resolution, Whirlpool has agreed to be a guarantor of the notes. These notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks, debt securitization or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

Millions of dollars	March 31, 2015	December 31, 2014
Commercial paper	$368	$387
Debt securitization	—	35
Short-term borrowings to banks	73	147
Total notes payable	$441	$569
Indesit, acquired by Whirlpool in the fourth quarter of 2014, had maintained a securitization program since 2010. The securitization involved the without-recourse sale of trade receivables by Indesit. The receivables were acquired by VIEs which were financed by the issuance of securities whose repayment was guaranteed by the cash flows generated by the receivables sold. Whirlpool stopped the sale of receivables related to the securitization beginning in December 2014, and this debt securitization was exited as planned through the first quarter of 2015. There are no outstanding balances as of March 31, 2015 related to the securitization program.
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
At March 31, 2015, $34 million remains accrued, with installment payments of $21 million, plus interest, remaining to be made to government authorities at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We did not monetize any BEFIEX credits during the three months ended March 31, 2015. We monetized $14 million of BEFIEX credits during the three months ended March 31, 2014. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of March 31, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the published decision of the Brazilian court on the retroactive effect of the reinstituted index.

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.4 billion Brazilian reais (approximately $445 million as of March 31, 2015).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 209 million Brazilian reais (approximately $65 million as of March 31, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 180 million Brazilian reais (approximately $56 million as of March 31, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest, and penalties at March 31, 2015 is 63 million Brazilian reais (approximately $20 million as of March 31, 2015).
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
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Proceedings of the Brazilian administrative council of tax appeals, or CARF, are currently suspended for all litigants while CARF is being evaluated by the Brazilian government, which may increase time and associated expense for our pending cases. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
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
Other Matters
In 2013, the French Competition Authority commenced an investigation of appliance manufacturers and retailers in France. The investigation includes 11 manufacturers, including the Whirlpool and Indesit operations in France. Although it is currently not possible to assess the impact, if any, this matter may have on our Consolidated Condensed Financial Statements, the resolution of this matter could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2015	2014
Balance at January 1	$235	$191
Issuances/accruals during the period	62	63
Settlements made during the period	(75)	(74)
Balance at March 31	$222	$180

Current portion	$172	$143
Non-current portion	50	37
Total	$222	$180
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2015 and December 31, 2014, the guaranteed amounts totaled $324 million and $492 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $2.4 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively. Our total outstanding bank indebtedness under guarantees was nominal at March 31, 2015 and December 31, 2014.

We have guaranteed a $45 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was amended in 2014 by Harbor Shores and reduced to $45 million, was refinanced in December 2012 and we renewed our guarantee through 2017. The fair value of the guarantee was nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2015 and December 31, 2014, there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2015	2014	2015	2014	2015	2014		2015	2014
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,162	$874	$58	$27	$25	$8	(CF)	21	17
Commodity swaps/options	379	375	9	4	36	29	(CF)	33	36
Total derivatives accounted for as hedges			$67	$31	$61	$37
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,131	$2,358	$36	$34	$56	$29	N/A	8	10
Commodity swaps/options	10	8	—	—	—	—	N/A	1	4
Total derivatives not accounted for as hedges			36	34	56	29
Total derivatives			$103	$65	$117	$66

Current			$97	$64	$106	$59
Noncurrent			6	1	11	7
Total derivatives			$103	$65	$117	$66
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges
The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three months ended as follows:

	Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2015	2014	2015	2014
Foreign exchange	$30	$15	$11	$3	(a)
Commodity swaps/options	(15)	(15)	(11)	(4)	(a)
Interest rate derivatives	—	—	(1)	—	(b)
	$15	$—	$(1)	$(1)

	Three Months Ended March 31,
	Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars	2015	2014
Foreign exchange forwards/options	$14	$22
(1)     Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense
(2)    Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense)
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended March 31, 2015 and 2014. There were no fair value hedges in 2015 and 2014. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at March 31, 2015.

(9)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2015			2014
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(209)	$—	$(209)	$28	$—	$28
Cash flow hedges	14	(4)	10	1	—	1
Pension and other postretirement benefits plans	(35)	13	(22)	2	(1)	1
Available for sale securities	10	—	10	12	—	12
Other comprehensive income (loss)	(220)	9	(211)	43	(1)	42
Less: Other comprehensive income (loss) available to noncontrolling interests	(3)	—	(3)	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(217)	$9	$(208)	$43	$(1)	$42
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that was included in net earnings for the three months ended March 31, 2015:

Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$14	Cost of products sold
Pension and postretirement benefits, pre-tax	(35)	Cost of products sold / Selling, general and administrative
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders’ equity, December 31, 2014	$5,796	$4,885	$911
Net earnings	198	191	7
Other comprehensive income (loss)	(211)	(208)	(3)
Comprehensive income	(13)	(17)	4
Common stock	—	—	—
Treasury stock	—	—	—
Additional paid-in capital	21	21	—
Dividends declared on common stock	(60)	(60)	—
Stockholders’ equity, March 31, 2015	$5,744	$4,829	$915

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2015	2014
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$191	$160
Denominator for basic earnings per share – weighted-average shares	78.8	78.1
Effect of dilutive securities – share-based compensation	1.2	1.3
Denominator for diluted earnings per share – adjusted weighted-average shares	80.0	79.4
Anti-dilutive stock options/awards excluded from earnings per share	0.1	—
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the three months ended March 31, 2015, no shares were repurchased. At March 31, 2015, there were approximately $475 million in remaining funds authorized under this program.
(10)    RESTRUCTURING CHARGES
During 2014 and the first quarter of 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Hefei Sanyo and Indesit, and (c) the closure of an R&D facility in Germany in 2016. These plans resulted in charges of $33 million in the first quarter of 2015 related to employee termination costs, non-cash asset impairment costs, and facility exit costs. Completion of these plans is expected by the end of 2018.
On April 15, 2015, we committed to an industrial plan for Italy to integrate its legacy Italian operations with those of Indesit, of which we acquired a majority stake in October 2014 and fully-owned as of December 2014. These actions are expected to result in the closure of a manufacturing facility in Carinaro and research and development facility in None; the integration of a manufacturing facility in Albacina into a manufacturing facility in Melano; and result in certain other headcount reductions in manufacturing facilities in Fabriano, Comunanza and Naples. We currently expect that approximately 1,350 full-time positions, most of which were deemed redundant by Indesit prior to the acquisition, will be impacted by these actions. We expect these actions to be substantially complete in 2018.
We estimate to incur up to approximately €95 million (approximately $101 million as of the date of the announcement) in employee-related costs, approximately €25 million (approximately $27 million as of the date of the announcement) in asset impairment costs, and approximately €15 million (approximately $16 million as of the date of the announcement) in other associated costs in connection with these actions.
We estimate to incur a total of approximately €135 million (approximately $144 million as of the date of the announcement) in costs, as itemized above, through 2018 in connection with these actions.
We estimate that approximately €110 million (approximately $118 million as of the date of the announcement) of the estimated €135 million total cost will result in future cash expenditures.
The following table summarizes the change in our combined restructuring liability for the period ended March 31, 2015:

Millions of dollars	December 31, 2014	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	March 31, 2015
Employee termination costs	$58	$25	$(16)	$(15)	$3	$55
Asset impairment costs	—	1	—	(1)	—	—
Facility exit costs	4	3	(3)	—	—	4
Other exit costs	16	4	(6)	—	—	14
Total	$78	$33	$(25)	$(16)	$3	$73
The following table summarizes 2015 restructuring charges by operating segment:

Millions of dollars	2015 Charges
North America	$2
Latin America	6
EMEA	25
Total	$33

(11)    INCOME TAXES
Income tax expense was $9 million for the three months ended March 31, 2015 compared to income tax expense of $50 million in the same period of 2014. For the three months ended March 31, 2015, changes in the effective tax rate from the prior period include tax planning strategies made available in the first quarter of 2015 resulting in releases of tax valuation allowances. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2015	2014
Earnings before income taxes	$207	$214

Income tax expense computed at United States statutory tax rate	72	75
U.S. foreign income items, net of credits	(2)	(12)
Valuation allowance release	(58)	—
Foreign government tax incentive (including BEFIEX in 2014)	(4)	(5)
Other	1	(8)
Income tax expense computed at effective worldwide tax rates	$9	$50
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(12)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Service cost	$1	$—	$1	$1	$1	$1
Interest cost	38	42	8	4	5	6
Expected return on plan assets	(48)	(48)	(8)	(3)	—	—
Amortization:
Actuarial loss	13	11	1	2	—	—
Prior service credit	(1)	(1)		—	(9)	(10)
Settlement and curtailment (gain) loss	—	—	8	—	(47)	—
Net periodic benefit cost (credit)	$3	$4	$10	$4	$(50)	$(3)
During the three months ended March 31, 2015, we recognized approximately $47 million from a curtailment gain due to the elimination of amounts credited to notional retiree health accounts for certain employees under age 50. The curtailment gain was recognized in our Consolidated Condensed Statement of Comprehensive Income with $43 million recorded in cost of goods sold and the remaining balance in selling, general and administrative, with an offset to accumulated other comprehensive loss, net of tax.
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2015	$2,341	$899	$1,273	$378	$(45)	$4,846
2014	2,331	1,187	720	166	(41)	4,363
Intersegment sales
2015	60	47	11	60	(178)	—
2014	57	42	26	64	(189)	—
Depreciation and amortization
2015	65	18	47	16	15	161
2014	60	22	24	5	16	127
Operating profit (loss)
2015	276	59	17	24	(73)	303
2014	228	123	7	5	(82)	281
Total assets
March 31, 2015	7,867	2,589	6,647	2,791	(686)	19,208
December 31, 2014	7,736	2,917	7,597	2,734	(982)	20,002
Capital expenditures
2015	56	20	34	10	6	126
2014	48	34	23	2	16	123

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool is the number one major appliance manufacturer in the world with net sales of approximately $20 billion and net earnings available to Whirlpool of $650 million in 2014. We are a leading producer of major home appliances in North America, Latin America and Europe, and have a significant presence throughout China and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2015	2014	Change
Net sales	$4,846	$4,363	11.1%
Gross margin	853	755	12.9%
Selling, general and administrative	498	439	13.4%
Restructuring costs	33	29	14.1%
Interest and sundry income (expense)	(53)	(23)	132.6%
Interest expense	(43)	(44)	(3.3)%
Income tax expense	9	50	(81.9)%
Net earnings available to Whirlpool	191	160	18.8%
Diluted net earnings available to Whirlpool per share	$2.38	$2.02	17.9%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended March 31:

	Units Sold (in thousands)
	Three Months Ended
Region	2015	2014	Change
North America	5,817	5,729	1.5%
Latin America	2,652	3,320	(20.1)%
EMEA	5,716	2,750	107.9%
Asia	2,065	823	150.9%
Consolidated	16,250	12,622	28.7%

	Net Sales (in millions)
	Three Months Ended
Region	2015	2014	Change
North America	$2,341	$2,331	0.4%
Latin America	899	1,187	(24.2)%
EMEA	1,273	720	76.7%
Asia	378	166	128.1%
Other/eliminations	(45)	(41)	nm
Consolidated	$4,846	$4,363	11.1%
nm: not meaningful
Consolidated net sales for the three months ended March 31, 2015 increased 11.1% compared to the same period in 2014, primarily driven by higher units sold due to acquisitions and favorable product/price mix, partially offset by unfavorable impact from foreign currency and no monetization of BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three months ended March 31, 2015 increased 23.2% compared to the same period in 2014.
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
Significant regional trends were as follows:
•North America net sales increased 0.4% for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily driven by higher units sold and a favorable impact of product/price mix, partially offset by an unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales increased 2.1% for the three months ended March 31, 2015 compared to the same period in 2014.
•Latin America net sales decreased 24.2% for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily driven by lower units sold, an unfavorable impact from foreign currency and no monetization of BEFEIX credits, partially offset by a favorable impact of product/price mix. Excluding the impact from foreign currency and BEFIEX, net sales decreased 11.3% for the three months ended March 31, 2015 compared to the same period in 2014.
We did not monetize any BEFIEX credits during the three months ended March 31, 2015 compared to $14 million for the same period in 2014. As of March 31, 2015, approximately $42 million of future cash monetization for court awarded fees subject to a separate agreement remained, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 7 of the Notes to the Consolidated Condensed Financial Statements.
•EMEA net sales increased 76.7% for the three months ended March 31, 2015 compared to the same period in 2014. The increase for the three months ended was primarily due to higher units sold and impact from the acquisition of Indesit, partially offset by an unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales increased 122.1% for the three months ended March 31, 2015 compared to the same period in 2014.

•Asia net sales increased 128.1% for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily driven by a favorable impact from the acquisition of Hefei Sanyo, partially offset by an unfavorable impact from product/price mix and foreign currency. Excluding the impact from foreign currency, net sales increased 131.0% for the three months ended March 31, 2015 compared to the same period in 2014.
Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended March 31,
Percentage of net sales	2015	2014	Change
North America	19.2%	17.9%	1.3	pts
Latin America	15.0%	17.7%	(2.7)	pts
EMEA	13.9%	13.3%	0.6	pts
Asia	23.3%	18.6%	4.7	pts
Consolidated	17.6%	17.3%	0.3	pts
The consolidated gross margin percentage increased for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to the recognition of a postretirement curtailment gain in North America (additional information about the curtailment can be found in Note 12 in the Notes to the Consolidated Condensed Financial Statements) as well as benefits from lower material costs, partially offset by an unfavorable impact from foreign currency and no monetization of BEFIEX credits.
Significant regional trends were as follows:

•
North America gross margin increased for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the recognition of a postretirement curtailment gain as well as lower material costs, partially offset by an unfavorable impact from foreign currency.

•
Latin America gross margin decreased for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to unfavorable impacts from lower unit volume, foreign currency and no monetization of BEFIEX credits, partially offset by a favorable impact from product/price mix and lower material costs.

•
EMEA gross margin increased for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to lower material costs and a favorable impact from the integration of Indesit, partially offset by an unfavorable impact from foreign currency.

•
Asia gross margin increased for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to favorable impacts from the integration of Hefei Sanyo, lower material costs, and product/price mix.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended March 31,
Millions of dollars	2015	As a % of Net Sales	2014	As a % of Net Sales
North America	$169	7.2%	$185	7.9%
Latin America	76	8.4%	87	7.3%
EMEA	153	12.0%	88	12.2%
Asia	58	15.2%	26	15.7%
Corporate/other	42	—	53	—
Consolidated	$498	10.3%	$439	10.1%
Compared to 2014, consolidated selling, general and administrative expenses increased as a percent of net sales for the three months ended March 31, 2015, primarily due to acquisition-related investments.

Restructuring
We incurred restructuring charges of $33 million for the three months ended March 31, 2015 compared to $29 million for the comparable period in 2014.
On April 15, 2015, we committed to an industrial plan for Italy to integrate its legacy Italian operations with those of Indesit, of which we acquired a majority stake in October 2014 and fully-owned as of December 2014. These actions are expected to result in the closure of a manufacturing facility in Carinaro and research and development facility in None; the integration of a manufacturing facility in Albacina into a manufacturing facility in Melano; and result in certain other headcount reductions in manufacturing facilities in Fabriano, Comunanza and Naples. We currently expect that approximately 1,350 full-time positions, most of which were deemed redundant by Indesit prior to the acquisition, will be impacted by these actions. We expect these actions to be substantially complete in 2018.
We estimate to incur up to approximately €95 million (approximately $101 million as of the date of the announcement) in employee-related costs, approximately €25 million (approximately $27 million as of the date of the announcement) in asset impairment costs, and approximately €15 million (approximately $16 million as of the date of the announcement) in other associated costs in connection with these actions.
We estimate to incur a total of approximately €135 million (approximately $144 million as of the date of the announcement) in costs, as itemized above, through 2018 in connection with these actions.
We estimate that approximately €110 million (approximately $118 million as of the date of the announcement) of the estimated €135 million total cost will result in future cash expenditures.
We previously reported anticipated restructuring charges of up to $300 million for fiscal year 2015. The actions outlined above are expected to fall within these anticipated charges.
Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three months ended March 31, 2015 increased compared to the same period in 2014. The increase was primarily due to an unfavorable impact from foreign currency and charges related to antitrust resolutions in Brazil.
Interest Expense
Interest expense for the three months ended March 31, 2015 decreased compared to the same period in 2014, primarily due to lower average rates on outstanding debt, partially offset by higher outstanding debt related to funding the 2014 acquisitions.
Income Taxes
Income tax expense for the three months ended March 31, 2015 was $9 million compared to income tax expense of $50 million for the same period in 2014. The following table summarizes the difference between income tax expense (benefit) at the United States statutory rate of 35% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2015	2014
Earnings before income taxes	$207	$214

Income tax expense computed at United States statutory tax rate	72	75
U.S. foreign income items, net of credits	(2)	(12)
Valuation allowance release	(58)	—
Foreign government tax incentive (including BEFIEX in 2014)	(4)	(5)
Other	1	(8)
Income tax expense computed at effective worldwide tax rates	$9	$50

FORWARD-LOOKING PERSPECTIVE
We have adjusted our 2015 earnings per share and free cash flow guidance to reflect the negative impact of foreign currency (namely Brazilian Real and European EURO) and lower demand in Brazil as a result of weaker macroeconomic factors in that market. We currently estimate earnings per diluted share, free cash flow and industry demand for 2015 to be within the following ranges:

	2015
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2015	$9.00	—	$10.00
Including:
Benefit Plan Curtailment Gain	$0.44
Restructuring Expense	$(2.84)
Combined Acquisition Related Transition Cost	$(0.38)
Pension Settlement Charge	$(0.12)
Antitrust Resolutions	$(0.09)

Industry demand
North America	~+4%
Latin America	(10%)	—	(12%)
EMEA	0%	—	+2%
Asia	+1%	—	+3%
For the full-year 2015, we expect to generate free cash flow of approximately $700 million, including restructuring cash outlays of up to $250 million, capital spending of approximately $750 million to $800 million and U.S. pension contributions of approximately $72 million.
The table below reconciles projected 2015 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo and which are used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital.

	2015
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,450	-	$1,500
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(750)	-	(800)
Free cash flow	~$700
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
On October 24, 2014, Whirlpool's wholly-owned subsidiary, Whirlpool China, completed its acquisition of a 51% equity stake in Hefei Sanyo. The aggregate purchase price for the transaction was RMB 3.4 billion (approximately $551 million at the dates of purchase for each step of the transaction) net of cash acquired. The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement step of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Hefei Sanyo’s research and development and working capital. Additional information about the transaction can be found in Note 2 of the Notes to the Consolidated Condensed Financial Statements.
On December 3, 2014, Whirlpool completed the final step in its acquisition of Indesit. Total consideration paid for Indesit was €1.1 billion (approximately $1.4 billion at the dates of purchase of each step in the transaction) in aggregate net of cash acquired. The Company funded the aggregate purchase price for Indesit through borrowings under its credit facility and commercial paper programs, and repaid a portion of such borrowings through the issuance of an aggregate principal amount of $650 million in senior notes on November 4, 2014 and an aggregate principal amount of €500 million (approximately $525 million as of the date of issuance) in senior notes on March 12, 2015. Additional information about the transaction can be found in Note 2 of the Notes to the Consolidated Condensed Financial Statements.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans, and returns to shareholders. We also have $213 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At March 31, 2015, we did not have cash or cash equivalents greater than 1.0% of our consolidated assets in any single European country. In addition, we did not have any third-party accounts receivable greater than 1.0% of our consolidated assets in any single European country, with the exception of Italy which represented 1.4%.
We continue to review customer financial conditions across the Eurozone. At March 31, 2015, we had €98 million (approximately $105 million at March 31, 2015) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €40 million (approximately $43 million at March 31, 2015) of the outstanding receivables were overdue as of March 31, 2015. In the fourth quarter of 2014, Whirlpool and Alno entered into an agreement to revise the previous standstill agreement to amend the payment terms of the overdue trade receivables. The new agreement cured the violation of the prior agreement and Alno's full overdue balance remains due in full by the end of the first quarter of 2016. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2015	2014
Cash provided by (used in):
Operating activities	$(569)	$(339)
Investing activities	(97)	(138)
Financing activities	387	770
Effect of exchange rate changes on cash	(43)	(1)
Net increase (decrease) in cash and equivalents	$(322)	$292

Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2015 increased compared to the same period in 2014, which primarily reflects funding for seasonal working capital investment related to our acquisitions of Hefei Sanyo and Indesit and funding related to new product launches.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2015 decreased compared to the same period in 2014, which primarily reflects continued capital investments to support new product innovation, partially offset by a cash deposit related to a planned joint venture in Brazil.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2015 include the completion of a European debt offering of approximately $525 million in March 2015, partially offset by dividends paid. The proceeds of the debt offering were used to repay outstanding notes payable that was undertaken to finance recent acquisitions.
Financing Arrangements
On March 12, 2015, we completed a debt offering of €500 million (approximately $525 million as of the date of issuance) principal amount of 0.625% notes due in 2020. The notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
On April 22, 2015, we canceled a committed credit facility that was acquired in the fourth quarter of 2014 as part of the acquisition of Indesit. The facility provided borrowings up to €350 million with a maturity date of July 29, 2016.
Dividends
In April 2015, our Board of Directors approved a 20% increase in our quarterly dividend on our common stock to 90 cents per share from 75 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2015, we had approximately $442 million outstanding under these agreements.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the three months ended March 31, 2015, no shares were repurchased. At March 31, 2015, there were approximately $475 million in remaining funds authorized under this program.

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
At March 31, 2015, $34 million remains accrued, with installment payments of $21 million, plus interest, remaining to be made to government authorities at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits are monetized. We did not monetize any BEFIEX credits during the three months ended March 31, 2015. We monetized $14 million of BEFIEX credits during the three months ended March 31, 2014. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of March 31, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the published decision of the Brazilian court on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.4 billion Brazilian reais (approximately $445 million as of March 31, 2015).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 209 million Brazilian reais (approximately $65 million as of March 31, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled in our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 180 million Brazilian reais (approximately $56 million as of March 31, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest, and penalties at March 31, 2015 is 63 million Brazilian reais (approximately $20 million as of March 31, 2015).
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
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Proceedings of the Brazilian administrative council of tax appeals, or CARF, are currently suspended for all litigants while CARF is being evaluated by the Brazilian government, which may increase time and associated expense for our pending cases. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
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
Other Matters
In 2013, the French Competition Authority commenced an investigation of appliance manufacturers and retailers in France. The investigation includes 11 manufacturers, including the Whirlpool and Indesit operations in France. Although it is currently not possible to assess the impact, if any, this matter may have on our Consolidated Condensed Financial Statements, the resolution of this matter could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
(b)Changes in internal control over financial reporting
In the fourth quarter of 2014, we completed our acquisitions of Hefei Sanyo and Indesit. We are in the process of integrating Hefei Sanyo and Indesit operations and consider Hefei Sanyo and Indesit material to the Consolidated Condensed Financial Statements and believe that the internal controls and procedures have a material effect on our internal control over financial reporting. Whirlpool has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Hefei Sanyo and Indesit.
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
On April 22, 2015, we canceled a committed credit facility that was acquired in the fourth quarter of 2014 as part of the acquisition of Indesit. The facility provided borrowings up to €350 million with a maturity date of July 29, 2016.

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

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	April 28, 2015