Form 10-Q
period 2015-06-30
WHIRLPOOL CORP /DE/
filed 2015-07-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 17, 2015
Common stock, par value $1 per share	78,417,980

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Six Months Ended June 30, 2015

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Net sales	$5,208	$4,682	$10,054	$9,045
Expenses
Cost of products sold	4,303	3,895	8,296	7,503
Gross margin	905	787	1,758	1,542
Selling, general and administrative	556	457	1,054	896
Intangible amortization	18	5	37	11
Restructuring costs	58	34	91	63
Operating profit	273	291	576	572
Other income (expense)
Interest and sundry income (expense)	42	(16)	(11)	(39)
Interest expense	(40)	(40)	(83)	(84)
Earnings before income taxes	275	235	482	449
Income tax expense	90	50	99	100
Net earnings	185	185	383	349
Less: Net earnings available to noncontrolling interests	8	6	15	10
Net earnings available to Whirlpool	$177	$179	$368	$339
Per share of common stock
Basic net earnings available to Whirlpool	$2.24	$2.29	$4.66	$4.34
Diluted net earnings available to Whirlpool	$2.21	$2.25	$4.60	$4.27
Dividends declared	$0.90	$0.75	$1.65	$1.375
Weighted-average shares outstanding (in millions)
Basic	79.1	78.3	78.9	78.2
Diluted	80.0	79.6	80.0	79.6

Comprehensive income	$222	$184	$209	$390

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and equivalents	$691	$1,026
Accounts receivable, net of allowance of $174 and $154, respectively	2,702	2,768
Inventories	3,086	2,740
Deferred income taxes	350	417
Prepaid and other current assets	1,044	1,147
Total current assets	7,873	8,098
Property, net of accumulated depreciation of $6,029 and $5,959, respectively	3,813	3,981
Goodwill	2,792	2,807
Other intangibles, net of accumulated amortization of $293 and $267, respectively	2,707	2,803
Deferred income taxes	1,884	1,900
Other noncurrent assets	444	413
Total assets	$19,513	$20,002
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,179	$4,730
Accrued expenses	809	852
Accrued advertising and promotions	514	673
Employee compensation	408	499
Notes payable	740	569
Current maturities of long-term debt	267	234
Other current liabilities	879	846
Total current liabilities	7,796	8,403
Noncurrent liabilities
Long-term debt	3,750	3,544
Pension benefits	1,061	1,123
Postretirement benefits	431	446
Other noncurrent liabilities	627	690
Total noncurrent liabilities	5,869	5,803
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 110 million shares issued, and 78 million shares outstanding	110	110
Additional paid-in capital	2,586	2,555
Retained earnings	6,446	6,209
Accumulated other comprehensive loss	(2,012)	(1,840)
Treasury stock, 32 million shares	(2,199)	(2,149)
Total Whirlpool stockholders’ equity	4,931	4,885
Noncontrolling interests	917	911
Total stockholders’ equity	5,848	5,796
Total liabilities and stockholders’ equity	$19,513	$20,002

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2015	2014
Operating activities
Net earnings	$383	$349
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	331	261
Curtailment gain	(47)	—
Changes in assets and liabilities:
Accounts receivable	(94)	(215)
Inventories	(458)	(375)
Accounts payable	(327)	(41)
Accrued advertising and promotions	(149)	(88)
Accrued expenses and current liabilities	(32)	(71)
Taxes deferred and payable, net	(8)	16
Accrued pension and postretirement benefits	(28)	(69)
Employee compensation	(73)	(84)
Other	105	(51)
Cash used in operating activities	(397)	(368)
Investing activities
Capital expenditures	(268)	(265)
Proceeds from sale of assets and business	34	11
Change in restricted cash	12	—
Investment in related businesses	(21)	(36)
Cash used in investing activities	(243)	(290)
Financing activities
Proceeds from borrowings of long-term debt	523	818
Repayments of long-term debt	(271)	(504)
Dividends paid	(130)	(107)
Net proceeds from short-term borrowings	237	(6)
Common stock issued	36	28
Repurchase of common stock	(50)	—
Purchase of noncontrolling interest shares	—	(5)
Other	(3)	(9)
Cash provided by financing activities	342	215
Effect of exchange rate changes on cash and equivalents	(37)	8
Decrease in cash and cash equivalents	(335)	(435)
Cash and equivalents at beginning of period	1,026	1,380
Cash and equivalents at end of period	$691	$945

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
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We have not yet determined the potential effects from this pronouncement on the Consolidated Condensed Financial Statements.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Condensed Financial Statements.
(2)    ACQUISITIONS
Whirlpool China
On October 24, 2014, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., completed its acquisition of a 51% equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. ("Hefei Sanyo"), a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange, which we have since renamed Whirlpool (China) Co., Ltd ("Whirlpool China").
The aggregate purchase price for the transaction was RMB 3.4 billion (approximately $551 million at the dates of purchase for each step of the transaction). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement step of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.
Whirlpool China results are included in our Asia operating segment.

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
Purchase Price Allocations
The Company is in the process of finalizing independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the Whirlpool China and Indesit acquisitions. This is expected to result in adjustments to the carrying values of recorded assets and liabilities, refinement of amounts recorded for certain intangible assets, revisions of the useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase prices included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions on a prospective basis.
The following table presents the latest preliminary allocation of purchase price related to the Whirlpool China and Indesit acquisitions, as of their respective dates of acquisition. Adjustments made to the opening balance sheet in the six months ended June 30, 2015 include a $5 million increase to Whirlpool China's goodwill resulting from a reassessment of uncertain tax positions, and a $36 million increase to Indesit's goodwill primarily to reflect a revaluation of current and deferred tax liabilities and an increase in trade customer incentives. In addition, we have performed a balance sheet reclassification between notes payable and other current liabilities in order to conform to Whirlpool's financial statement presentation.

Millions of dollars	Whirlpool China(1)	Indesit
Cash	$98	$77
Accounts receivable	81	888
Inventory	137	471
Other current assets	354	288
Property, plant and equipment	169	854
Goodwill	456	703
Identified intangible assets	372	822
Other non-current assets	317	162
Total assets acquired	1,984	4,265

Accounts payable	(181)	(631)
Short-term notes payable	—	(557)
Other current liabilities	(307)	(641)
Non-current liabilities	(148)	(999)
Total liabilities assumed	(636)	(2,828)

Net assets acquired	$1,348	$1,437
(1) We purchased a 51% controlling interest in Whirlpool China's net assets described in the table; the non-controlling interest was valued at $801 million, the market value of the stock price of the shares purchased on the date of acquisition.

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
The Company's preliminary estimates regarding the fair value of Whirlpool China and Indesit's identifiable intangible assets have not changed in the six months ended June 30, 2015, as presented below:

	Whirlpool China		Indesit
Millions of dollars	Estimated Fair Value	Estimated Useful Life	Estimated Fair Value	Estimated Useful Life
Trademarks-indefinite lived	$42		$535
Customer relationships	230	13-16 years	134	5-19 years
Patents and other intangibles	100	3-10 years	153	6-15 years
	$372		$822
The customer relationship intangibles of Whirlpool China were mainly allocated to its traditional trade distributors, which have an estimated useful life of up to 16 years based on low historical and projected customer attrition rates among its retailers. The majority of the intangible asset valuation for Indesit relates to the Indesit and Hotpoint brands (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), which are indefinite lived intangibles. The Company’s preliminary assessment as to trademarks having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The patents and other intangibles have an estimated useful life that varies based on the estimate of the expected life of the technology and the products associated with the technology. The estimated useful lives of the finite-lived intangible assets will be amortized using a straight-line method of amortization.
Pro Forma Results of Operations
The results of Whirlpool China and Indesit’s operations have been included in the Consolidated Condensed Financial Statements beginning October 24, 2014 and October 14, 2014, respectively. The following table provides pro forma results of operations for the six months ended June 30, 2014, as if Whirlpool China and Indesit had been acquired as of January 1, 2014. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisitions. Additionally, the pro forma results include adjustments to convert Whirlpool China and Indesit’s historical results from local accounting standards to U.S. GAAP. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Six Months Ended June 30,
Millions of dollars, except per share data	2014
Net sales	$11,061
Net earnings available to Whirlpool	$344
Diluted net earnings per share	$4.33
Certain non-recurring acquisition-related costs and investment expenses of $13 million and $10 million were recorded by Whirlpool in the six months ended June 30, 2014 related to the acquisitions of Whirlpool China and Indesit, respectively. Of these costs, $13 million of the aggregate amount was recorded in selling, general and administrative, with the remaining costs recorded in interest and sundry income (expense). These costs have been eliminated from the pro forma information presented above.

(3)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at June 30, 2015 and December 31, 2014.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Money market funds (1)	$13	$21	$13	$21	$—	$—	$13	$21
Net derivative contracts	—	—	—	—	(30)	(1)	(30)	(1)
Available for sale investments	12	16	25	26	—	—	25	26
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.1 billion and $3.8 billion at June 30, 2015 and December 31, 2014, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(4)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2015	December 31, 2014
Finished products	$2,516	$2,189
Raw materials and work in process	724	724
	3,240	2,913
Less: excess of FIFO cost over LIFO cost	(154)	(173)
Total inventories	$3,086	$2,740
LIFO inventories represented 36% and 35% of total inventories at June 30, 2015 and December 31, 2014, respectively.
(5)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of June 30, 2015 and December 31, 2014:

Millions of dollars	June 30, 2015	December 31, 2014
Land	$134	$142
Buildings	1,597	1,616
Machinery and equipment	8,111	8,182
Accumulated depreciation	(6,029)	(5,959)
Property, plant and equipment, net	$3,813	$3,981
During the six months ended June 30, 2015, we disposed of $92 million of buildings, machinery and equipment.

(6)    FINANCING ARRANGEMENTS
Debt
On May 15, 2015, $200 million of 5.00% notes matured and were repaid. On March 12, 2015, we completed a debt offering of €500 million (approximately $525 million as of the date of issuance) principal amount of 0.625% notes due in 2020. The notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-181339) filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012.
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

Millions of dollars	June 30, 2015	December 31, 2014
Commercial paper	$645	$387
Debt securitization	—	35
Short-term borrowings to banks	95	147
Total notes payable	$740	$569
Indesit, acquired by Whirlpool in the fourth quarter of 2014, had maintained a securitization program since 2010. The securitization involved the without-recourse sale of trade receivables by Indesit. The receivables were acquired by VIEs which were financed by the issuance of securities whose repayment was guaranteed by the cash flows generated by the receivables sold. Whirlpool stopped the sale of receivables related to the securitization beginning in December 2014, and this debt securitization was exited as planned through the first quarter of 2015. There are no outstanding balances as of June 30, 2015 related to the securitization program.
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
At June 30, 2015, $33 million remains accrued, with installment payments of $25 million, plus interest, due at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.

BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the six months ended June 30, 2015. We monetized $14 million of BEFIEX credits during the six months ended June 30, 2014. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of June 30, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the published decision of the Brazilian court on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.5 billion Brazilian reais (approximately $475 million as of June 30, 2015).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 212 million Brazilian reais (approximately $68 million as of June 30, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 178 million Brazilian reais (approximately $57 million as of June 30, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest, and penalties at June 30, 2015 is 51 million Brazilian reais (approximately $16 million as of June 30, 2015).
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

Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Sessions of trial of the Brazilian administrative council of tax appeals, or CARF, are currently suspended for all litigants while changes in CARF procedures and staffing are being implemented, which may increase time and associated expense for our pending cases. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, product liability claims and breach of warranty. The complaints generally seek compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of many of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our financial position, liquidity, or results of operations.
In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product liability claims, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.
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
Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2015	2014
Balance at January 1	$235	$191
Issuances/accruals during the period	141	134
Settlements made during the period	(149)	(143)
Balance at June 30	$227	$182

Current portion	$176	$143
Non-current portion	51	39
Total	$227	$182
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

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2015 and December 31, 2014, the guaranteed amounts totaled $352 million and $492 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $2.1 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively. Our total outstanding bank indebtedness under guarantees was nominal at June 30, 2015 and December 31, 2014.
We have guaranteed a $45 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. It was also amended in 2014 by Harbor Shores and reduced to $45 million. The fair value of the guarantee was nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
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

Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2015 and December 31, 2014, there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at June 30, 2015 and December 31, 2014:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2015	2014	2015	2014	2015	2014		2015	2014
Derivatives accounted for as hedges
Foreign exchange forwards/options	$1,123	$874	$31	$27	$28	$8	(CF)	18	17
Commodity swaps/options	335	375	3	4	39	29	(CF)	33	36
Total derivatives accounted for as hedges			$34	$31	$67	$37
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,328	$2,358	$24	$34	$21	$29	N/A	11	10
Commodity swaps/options	8	8	—	—	—	—	N/A	11	4
Total derivatives not accounted for as hedges			24	34	21	29
Total derivatives			$58	$65	$88	$66

Current			$56	$64	$77	$59
Noncurrent			2	1	11	7
Total derivatives			$58	$65	$88	$66
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended as follows:

	Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2015	2014	2015	2014
Foreign exchange	$(20)	$(11)	$13	$6	(a)
Commodity swaps/options	(17)	21	(10)	(4)	(a)
Interest rate derivatives	—	—	—	(1)	(b)
	$(37)	$10	$3	$1

			Three Months Ended June 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2015	2014
Foreign exchange forwards/options			$18	$13

	Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2015	2014	2015	2014
Foreign exchange	$10	$4	$24	$9	(a)
Commodity swaps/options	(32)	6	(21)	(8)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$(22)	$10	$2	$—

			Six Months Ended June 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2015	2014
Foreign exchange forwards/options			$32	$35
(1)     Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2)    Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended June 30, 2015 and 2014. There were no fair value hedges in 2015 and 2014. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at June 30, 2015.

(9)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2015			2014
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$63	$—	$63	$6	$—	$6
Cash flow hedges	(38)	10	(28)	9	(4)	5
Pension and other postretirement benefits plans	9	(1)	8	(16)	9	(7)
Available for sale securities	(6)	—	(6)	(5)	—	(5)
Other comprehensive income (loss)	28	9	37	(6)	5	(1)
Less: Other comprehensive income available to noncontrolling interests	1	—	1	1	—	1
Other comprehensive income (loss) available to Whirlpool	$27	$9	$36	$(7)	$5	$(2)

	Six Months Ended June 30,
	2015			2014
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(146)	$—	$(146)	$34	$—	$34
Cash flow hedges	(24)	6	(18)	10	(4)	6
Pension and other postretirement benefits plans	(26)	12	(14)	(14)	8	(6)
Available for sale securities	4	—	4	7	—	7
Other comprehensive income (loss)	(192)	18	(174)	37	4	41
Less: Other comprehensive income (loss) available to noncontrolling interests	(2)	—	(2)	1	—	1
Other comprehensive income (loss) available to Whirlpool	$(190)	$18	$(172)	$36	$4	$40
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that was included in net earnings for the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$(3)	$(2)	Cost of products sold
Pension and postretirement benefits, pre-tax	14	(21)	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2014	$5,796	$4,885	$911
Net earnings	383	368	15
Other comprehensive loss	(174)	(172)	(2)
Comprehensive income	209	196	13
Treasury stock	(50)	(50)	—
Additional paid-in capital	31	31	—
Dividends declared on common stock	(138)	(131)	(7)
Stockholders' equity, June 30, 2015	$5,848	$4,931	$917
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2015	2014	2015	2014
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$177	$179	$368	$339
Denominator for basic earnings per share – weighted-average shares	79.1	78.3	78.9	78.2
Effect of dilutive securities – share-based compensation	0.9	1.3	1.1	1.4
Denominator for diluted earnings per share – adjusted weighted-average shares	80.0	79.6	80.0	79.6
Anti-dilutive stock options/awards excluded from earnings per share	0.3	0.4	0.2	—
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the six months ended June 30, 2015, we repurchased 267,400 shares at an aggregate purchase price of approximately$50 million under this program. At June 30, 2015, there were approximately $425 million in remaining funds authorized under this program.
(10)    RESTRUCTURING CHARGES
During 2014 and the first quarter of 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016.
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial plan, which was negotiated with the Italian government and approved by relevant labor unions in July 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce.
We estimate that we will incur up to approximately €179 million (approximately $199 million as of June 30, 2015) in employee-related costs, approximately €25 million (approximately $28 million as of June 30, 2015) in asset impairment costs, and approximately €37 million (approximately $41 million as of June 30, 2015) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018.
We estimate that approximately €209 million (approximately $233 million as of June 30, 2015) of the estimated €241 million total cost will result in future cash expenditures.

The following table summarizes the change in our combined restructuring liability for the period ended June 30, 2015:

Millions of dollars	December 31, 2014	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	June 30, 2015
Employee termination costs	$58	$69	$(44)	$(12)	$3	$74
Asset impairment costs	—	8	—	(8)	—	—
Facility exit costs	4	4	(6)	—	—	2
Other exit costs	16	10	(12)	—	—	14
Total	$78	$91	$(62)	$(20)	$3	$90
The following table summarizes 2015 restructuring charges by operating segment:

Millions of dollars	2015 Charges
North America	$4
Latin America	13
EMEA	69
Corporate / Other	5
Total	$91
(11)    INCOME TAXES
Income tax expense was $90 million and $99 million for the three and six months ended June 30, 2015 compared to income tax expense of $50 million and $100 million in the same periods of 2014. For the three and six months ended June 30, 2015, changes in the effective tax rate from the prior period include tax planning strategies made available in the first quarter of 2015 resulting in releases of tax valuation allowances. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Earnings before income taxes	$275	$235	$482	$449

Income tax expense computed at United States statutory tax rate	96	82	169	157
U.S. foreign income items, net of credits	(11)	(13)	(13)	(25)
Valuation allowance release	—	(13)	(58)	(13)
Foreign government tax incentive (including BEFIEX in 2014)	(4)	(5)	(8)	(11)
Other	9	(1)	9	(8)
Income tax expense computed at effective worldwide tax rates	$90	$50	$99	$100
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(12)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Service cost	$—	$1	$2	$2	$—	$—
Interest cost	37	42	7	5	5	6
Expected return on plan assets	(47)	(48)	(9)	(3)	—	—
Amortization:
Actuarial loss	14	10	2	1	—	—
Prior service credit	(1)	(1)	—	—	(5)	(9)
Settlement and curtailment loss	—	—	4	2	—	—
Net periodic benefit cost (credit)	$3	$4	$6	$7	$—	$(3)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$3	$3	$1	$1
Interest cost	75	84	15	9	10	12
Expected return on plan assets	(95)	(96)	(17)	(6)	—	—
Amortization:
Actuarial loss	27	21	3	3	—	—
Prior service credit	(2)	(2)	—	—	(14)	(19)
Settlement and curtailment (gain) loss	—	—	12	2	(47)	—
Net periodic benefit cost (credit)	$6	$8	$16	$11	$(50)	$(6)
During the six months ended June 30, 2015, we recognized approximately $47 million from a curtailment gain due to the elimination of amounts credited to notional retiree health accounts for certain employees under age 50. The curtailment gain was recognized in our Consolidated Condensed Statement of Comprehensive Income with $43 million recorded in cost of products sold and the remaining balance in selling, general and administrative, with an offset to accumulated other comprehensive loss, net of tax.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2015	$2,687	$854	$1,334	$381	$(48)	$5,208
2014	2,675	1,092	746	211	(42)	4,682
Intersegment sales
2015	59	55	14	68	(196)	—
2014	58	43	23	67	(191)	—
Depreciation and amortization
2015	66	19	60	15	10	170
2014	61	22	13	6	32	134
Operating profit (loss)
2015	287	36	51	27	(128)	273
2014	285	87	2	4	(87)	291
Total assets
June 30, 2015	7,862	2,619	7,102	2,798	(868)	19,513
December 31, 2014	7,736	2,917	7,597	2,734	(982)	20,002
Capital expenditures
2015	61	23	38	8	12	142
2014	67	28	25	5	17	142

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2015	$5,028	$1,753	$2,607	$759	$(93)	$10,054
2014	5,006	2,279	1,466	377	(83)	9,045
Intersegment sales
2015	119	102	25	128	(374)	—
2014	115	85	49	131	(380)	—
Depreciation and amortization
2015	131	37	107	31	25	331
2014	121	44	37	11	48	261
Operating profit (loss)
2015	563	95	68	51	(201)	576
2014	513	210	9	9	(169)	572
Total assets
June 30, 2015	7,862	2,619	7,102	2,798	(868)	19,513
December 31, 2014	7,736	2,917	7,597	2,734	(982)	20,002
Capital expenditures
2015	117	43	72	18	18	268
2014	115	62	48	7	33	265

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2015	2014	Change	2015	2014	Change
Net sales	$5,208	$4,682	11.2%	$10,054	$9,045	11.1%
Gross margin	905	787	15.1%	1,758	1,542	14.0%
Selling, general and administrative	556	457	22.0%	1,054	896	17.7%
Restructuring costs	58	34	68.8%	91	63	43.9%
Interest and sundry income (expense)	42	(16)	(363.6)%	(11)	(39)	(72.3)%
Interest expense	(40)	(40)	2.5%	(83)	(84)	(0.6)%
Income tax expense	90	50	79.8%	99	100	(1.3)%
Net earnings available to Whirlpool	177	179	(1.0)%	368	339	8.3%
Diluted net earnings available to Whirlpool per share	$2.21	$2.25	(1.6)%	$4.60	$4.27	7.7%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended June 30:

	Units Sold (in thousands)
	Three Months Ended			Six Months Ended
Region	2015	2014	Change	2015	2014	Change
North America	6,462	6,360	1.6%	12,279	12,089	1.6%
Latin America	2,243	2,614	(14.2)%	4,895	5,934	(17.5)%
EMEA	5,910	2,841	108.0%	11,626	5,591	107.9%
Asia	2,042	1,076	89.8%	4,107	1,899	116.3%
Consolidated	16,657	12,891	29.2%	32,907	25,513	29.0%

	Net Sales (in millions)
	Three Months Ended			Six Months Ended
Region	2015	2014	Change	2015	2014	Change
North America	$2,687	$2,675	0.4%	$5,028	$5,006	0.4%
Latin America	854	1,092	(21.8)%	1,753	2,279	(23.1)%
EMEA	1,334	746	79.0%	2,607	1,466	77.9%
Asia	381	211	80.7%	759	377	101.6%
Other/eliminations	(48)	(42)	nm	(93)	(83)	nm
Consolidated	$5,208	$4,682	11.2%	$10,054	$9,045	11.1%
nm: not meaningful
Consolidated net sales increased 11.2% and 11.1% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the three months ended was primarily driven by increased volume due to acquisitions and favorable product/price mix, partially offset by unfavorable impact from foreign currency. The increase for the six months ended June 30, 2015 was primarily driven by increased volumes due to acquisitions and favorable product/price mix, partially offset by unfavorable impact from foreign currency and no monetization of BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three and six months ended June 30, 2015 increased 25.0% and 24.1% compared to the same periods in 2014.
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
Significant regional trends were as follows:
•North America net sales increased 0.4% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the three months ended was primarily driven by increased volume partially offset by an unfavorable impact of foreign currency. The increase for the six months ended was primarily driven by increased volume, partially offset by an unfavorable impact of foreign currency. Excluding the impact from foreign currency, net sales increased 1.3% and 1.7% for the three and six months ended June 30, 2015 compared to the same periods in 2014.
•Latin America net sales decreased 21.8% and 23.1% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The decrease for the three months ended was primarily driven by an unfavorable impact from foreign currency and, partially offset by a favorable impact from product/price mix. The decrease for the six months ended was primarily driven by an unfavorable impact from foreign currency, decreased industry demand, and no monetization of BEFEIX credits. Excluding the impact from foreign currency and BEFIEX, net sales increased 1.2% and decreased 5.3% for the three and six months ended June 30, 2015 compared to the same periods in 2014.

We did not monetize any BEFIEX credits during the three months ended June 30, 2015 or 2014. We did not monetize any BEFIEX credits during the six months ended June 30, 2015 compared to $14 million for the same period in 2014. As of June 30, 2015, approximately $41 million of future cash monetization for court awarded fees subject to a separate agreement remained, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 7 of the Notes to the Consolidated Condensed Financial Statements.
•EMEA net sales increased 79.0% and 77.9% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the three and six months ended June 30, 2015 was primarily driven by increased volume due to the acquisition of Indesit and favorable impact of product/price mix, partially offset by an unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales increased 127.3% and 124.8% for the three and six months ended June 30, 2015 compared to the same periods in 2014.
•Asia net sales increased 80.7% and 101.6% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the three months ended June 30, 2015 was primarily driven by increased volume due to the acquisition of Whirlpool China and favorable product/price mix, partially offset by an unfavorable impact from foreign currency. The increase for the six months ended June 30, 2015 was primarily driven by increased volume due to the acquisition of Whirlpool China, partially offset by an unfavorable impact from foreign currency and unfavorable impact of product/price mix. Excluding the impact from foreign currency, net sales increased 85.5% and 105.5% for the three and six months ended June 30, 2015 compared to the same periods in 2014.
Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Percentage of net sales	2015	2014	Change		2015	2014	Change
North America	18.0%	18.1%	(0.1)	pts	18.6%	18.0%	0.6	pts
Latin America	14.3%	16.1%	(1.8)	pts	14.7%	16.9%	(2.2)	pts
EMEA	15.6%	12.3%	3.3	pts	14.8%	12.8%	2.0	pts
Asia	23.3%	16.5%	6.8	pts	23.3%	17.4%	5.9	pts
Consolidated	17.4%	16.8%	0.6	pts	17.5%	17.0%	0.5	pts

The consolidated gross margin percentage increased for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the three months ended was primarily due to benefits from ongoing cost productivity, product/price mix and restructuring benefits, partially offset by an unfavorable impact from foreign currency. The increase for the six months ended primarily due to benefits from ongoing cost productivity, product/price mix and the recognition of a postretirement-benefit curtailment gain in North America, partially offset by an unfavorable impact from foreign currency and no monetization of BEFIEX credits.
Significant regional trends were as follows:

•
North America gross margin decreased for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to an unfavorable impact from foreign currency, partially offset by ongoing cost productivity. North America gross margin increased for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to recognition of a postretirement-benefit curtailment gain and benefits from lower material costs, partially offset by an unfavorable impact from foreign currency.

•
Latin America gross margin decreased for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to unfavorable impacts from foreign currency and decreased industry demand, partially offset by favorable product/price mix. Latin America gross margin decreased for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to an unfavorable impact from foreign currency and decreased industry demand, partially offset by product/price mix, benefits from ongoing cost productivity and no monetization of BEFIEX credits.

•
EMEA gross margin increased for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to a favorable impact from the integration of Indesit, ongoing cost productivity and the benefits of cost reduction, partially offset by an unfavorable impact from foreign currency.

•
Asia gross margin increased for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to favorable impacts from the integration of Whirlpool China and ongoing cost productivity, partially offset by product/price mix and foreign currency. Asia gross margin increased for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to favorable impacts from the integration of Whirlpool China and ongoing cost productivity, partially offset by product/price.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2015	As a % of Net Sales	2014	As a % of Net Sales	2015	As a % of Net Sales	2014	As a % of Net Sales
North America	$194	7.2%	$194	7.3%	$363	7.2%	$379	7.6%
Latin America	86	10.1%	87	8.0%	162	9.2%	174	7.6%
EMEA	149	11.2%	89	12.0%	302	11.6%	177	12.1%
Asia	55	14.6%	31	14.6%	113	14.9%	57	15.1%
Corporate/other	72	—	56	—	114	—	109	—
Consolidated	$556	10.7%	$457	9.7%	$1,054	10.5%	$896	9.9%
Compared to 2014, consolidated selling, general and administrative expenses increased as a percent of net sales, primarily due to acquisitions.
Restructuring
We incurred restructuring charges of $58 million and $91 million for the three and six months ended June 30, 2015, compared to $34 million and $63 million for the same periods in 2014.
During 2014 and the first quarter of 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016.
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial plan, which was negotiated with the Italian government and approved by relevant labor unions in July 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce.
We estimate that we will incur up to approximately €179 million (approximately $199 million as of June 30, 2015) in employee-related costs, approximately €25 million (approximately $28 million as of June 30, 2015) in asset impairment costs, and approximately €37 million (approximately $41 million as of June 30, 2015) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018.
We estimate that approximately €209 million (approximately $233 million as of June 30, 2015) of the estimated €241 million total cost will result in future cash expenditures.
We previously reported anticipated restructuring charges of up to $300 million for fiscal year 2015. The actions outlined above are expected to fall within these anticipated charges.
Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and six months ended June 30, 2015 improved compared to the same periods in 2014. The decrease in expense for the three and six months ended June 30, 2015 was primarily due to a $65 million gain related to a business investment in Brazil, partially offset by an unfavorable impact from foreign currency.

Interest Expense
Interest expense for the three and six months ended June 30, 2015 was comparable to the same periods in 2014 due to lower average interest rates on long-term debt, offset by higher long-term debt.
Income Taxes
Income tax expense for the three and six months ended June 30, 2015 was $90 million and $99 million compared to income tax expense of $50 million and $100 million for the same periods in 2014. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Earnings before income taxes	$275	$235	$482	$449

Income tax expense computed at United States statutory tax rate	96	82	169	157
U.S. foreign income items, net of credits	(11)	(13)	(13)	(25)
Valuation allowance release	—	(13)	(58)	(13)
Foreign government tax incentive (including BEFIEX in 2014)	(4)	(5)	(8)	(11)
Other	9	(1)	9	(8)
Income tax expense computed at effective worldwide tax rates	$90	$50	$99	$100
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2015 to be within the following ranges:

2015
Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2015	$9.50	—	$10.50
Including:
Restructuring Expense	$(2.85)
Combined Acquisition Related Transition Cost	$(0.57)
Pension Settlement Charges	$(0.15)
Antitrust Resolutions	$(0.12)
Gain Related to a Business Investment	$0.62
Benefit Plan Curtailment Gain	$0.44

Industry demand
North America	~4%
Latin America	~(15%)
EMEA	0%	—	+2%
Asia	Flat
For the full-year 2015, we expect to generate free cash flow of approximately $700 million, including restructuring cash outlays of up to $250 million, capital spending of approximately $750 million to $800 million and U.S. pension contributions of approximately $72 million.

The table below reconciles projected 2015 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Whirlpool China and which are used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.

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
On October 24, 2014, Whirlpool's wholly-owned subsidiary completed its acquisition of a 51% equity stake in Whirlpool China. The aggregate purchase price for the transaction was RMB 3.4 billion (approximately $551 million at the dates of purchase for each step of the transaction). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement step of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital. Additional information about the transaction can be found in Note 2 of the Notes to the Consolidated Condensed Financial Statements.
Whirlpool China is in the process of evaluating its response to a notification from China's securities regulatory agency to all listed companies. This notification was aimed at addressing volatility in China's securities market. In July 2015, Whirlpool China suspended trading of its stock pursuant to listing rules of the Shanghai Stock Exchange in connection with such evaluation. Whirlpool China believes that its stock will resume trading in accordance with relevant Chinese laws and the Shanghai Stock Exchange's listing rules.
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans, and returns to shareholders. We also have $267 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor the general financial instability and uncertainty throughout Europe. At June 30, 2015, we did not have cash or cash equivalents greater than 1% of our consolidated assets in any single European country. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single European country, with the exception of Italy which represented 1.6%.

We continue to review customer financial conditions across the Eurozone. At June 30, 2015, we had €92 million (approximately $103 million at June 30, 2015) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €31 million (approximately $35 million at June 30, 2015) of the outstanding receivables were overdue as of June 30, 2015. In the fourth quarter of 2014, Whirlpool and Alno entered into an agreement to revise the previous standstill agreement to amend the payment terms of the overdue trade receivables. The new agreement cured the violation of the prior agreement and Alno's full overdue balance remains due in full by the end of the first quarter of 2016. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2015	2014
Cash provided by (used in):
Operating activities	$(397)	$(368)
Investing activities	(243)	(290)
Financing activities	342	215
Effect of exchange rate changes on cash	(37)	8
Net decrease in cash and equivalents	$(335)	$(435)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2015 increased compared to the same period in 2014, which primarily reflects funding for seasonal working capital investment related to our acquisitions of Whirlpool China and Indesit and funding related to new product launches.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2015 decreased compared to the same period in 2014, which primarily reflects a cash deposit received related to a business investment in Brazil.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2015 includes the completion of a European debt offering in March 2015, partially offset by a repayment of notes which matured during May 2015, purchase of treasury stock, and an increase in dividends paid. The proceeds of the debt offering were used to repay outstanding commercial paper that was utilized to finance recent acquisitions. Additional information about the debt offering can be found in Note 6 of the Notes to the Consolidated Condensed Financial Statements.
At June 30, 2015, we had $645 million of commercial paper outstanding to fund working capital requirements.
Financing Arrangements
On May 15, 2015, $200 million of 5.00% notes matured and were repaid. On March 12, 2015, we completed a debt offering of €500 million (approximately $525 million as of the date of issuance) principal amount of 0.625% notes due in 2020. The notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
On April 22, 2015, we canceled a committed credit facility that was acquired in the fourth quarter of 2014 as part of the acquisition of Indesit, a portion of which was replaced with a Euro denominated credit facility entered into in July 2015. The Indesit facility provided for borrowings of up to €350 million with a maturity date of July 29, 2016.

Dividends
In April 2015, our Board of Directors approved a 20% increase in our quarterly dividend on our common stock to 90 cents per share from 75 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2015, we had approximately $431 million outstanding under these agreements.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the six months ended June 30, 2015, we repurchased 267,400 shares at an aggregate purchase price of approximately$50 million under this program. At June 30, 2015, there was approximately $425 million in remaining funds authorized under this program.
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
At June 30, 2015, $33 million remains accrued, with installment payments of $25 million, plus interest, due at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the six months ended June 30, 2015. We monetized $14 million of BEFIEX credits during the six months ended June 30, 2014. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of June 30, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the published decision of the Brazilian court on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.5 billion Brazilian reais (approximately $475 million as of June 30, 2015).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 212 million Brazilian reais (approximately $68 million as of June 30, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on our case, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 178 million Brazilian reais (approximately $57 million as of June 30, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest, and penalties at June 30, 2015 is 51 million Brazilian reais (approximately $16 million as of June 30, 2015).
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
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Sessions of trial of the Brazilian administrative council of tax appeals, or CARF, are currently suspended for all litigants while changes in CARF procedures and staffing are being implemented, which may increase time and associated expense for our pending cases. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Other Litigation
We are currently defending against numerous lawsuits pending in federal and state courts in the United States relating to certain of our front load washing machines. Some of these lawsuits have been certified for treatment as class actions. The complaints in these lawsuits generally allege violations of state consumer fraud acts, unjust enrichment, product liability claims and breach of warranty. The complaints generally seek compensatory, consequential and punitive damages. We believe these suits are without merit and are vigorously defending them. Given the preliminary stage of many of these proceedings, the Company cannot reasonably estimate a possible range of loss, if any, at this time. The resolution of one or more of these matters could have a material adverse effect on our financial position, liquidity, or results of operations.

In addition, we are currently defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations. These lawsuits allege claims which include breach of contract, breach of warranty, product liability claims, fraud, violation of federal and state consumer protection acts and negligence. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
(b)Changes in internal control over financial reporting
In the fourth quarter of 2014, we completed our acquisitions of Whirlpool China and Indesit. We are in the process of integrating Whirlpool China and Indesit operations and consider Whirlpool China and Indesit material to the Consolidated Condensed Financial Statements and believe that the internal controls and procedures have a material effect on our internal control over financial reporting. Whirlpool has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Whirlpool China and Indesit.
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
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the six months ended June 30, 2015, we repurchased 267,400 shares at an aggregate purchase price of approximately$50 million under this program. At June 30, 2015, there were approximately $425 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2015:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2015 through April 30, 2015	—	$—	—	$475
May 1, 2015 through May 31, 2015	240,700	186.57	240,700	430
June 1, 2015 through June 30, 2015	26,700	186.87	26,700	425
Total	267,400	$186.60	267,400

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	July 22, 2015