Form 10-Q
period 2015-09-30
WHIRLPOOL CORP /DE/
filed 2015-10-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 16, 2015
Common stock, par value $1 per share	78,194,437

QUARTERLY REPORT ON FORM 10-Q
WHIRLPOOL CORPORATION
Three and Nine Months Ended September 30, 2015

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Net sales	$5,277	$4,824	$15,331	$13,869
Expenses
Cost of products sold	4,347	3,997	12,643	11,500
Gross margin	930	827	2,688	2,369
Selling, general and administrative	529	448	1,583	1,344
Intangible amortization	18	6	55	17
Restructuring costs	54	38	145	101
Operating profit	329	335	905	907
Other income (expense)
Interest and sundry income (expense)	(21)	(39)	(32)	(78)
Interest expense	(41)	(35)	(124)	(119)
Earnings before income taxes	267	261	749	710
Income tax expense	17	26	116	126
Net earnings	250	235	633	584
Less: Net earnings available to noncontrolling interests	15	5	30	15
Net earnings available to Whirlpool	$235	$230	$603	$569
Per share of common stock
Basic net earnings available to Whirlpool	$2.98	$2.92	$7.64	$7.26
Diluted net earnings available to Whirlpool	$2.95	$2.88	$7.54	$7.16
Dividends declared	$0.90	$0.75	$2.55	$2.125
Weighted-average shares outstanding (in millions)
Basic	78.8	78.4	78.9	78.3
Diluted	79.7	79.6	79.9	79.4

Comprehensive income	$45	$39	$254	$429

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and equivalents	$698	$1,026
Accounts receivable, net of allowance of $165 and $154, respectively	2,914	2,768
Inventories	2,943	2,740
Deferred income taxes	341	417
Prepaid and other current assets	983	1,147
Total current assets	7,879	8,098
Property, net of accumulated depreciation of $5,964 and $5,959, respectively	3,684	3,981
Goodwill	3,039	2,807
Other intangibles, net of accumulated amortization of $309 and $267, respectively	2,705	2,803
Deferred income taxes	1,917	1,900
Other noncurrent assets	399	413
Total assets	$19,623	$20,002
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,162	$4,730
Accrued expenses	693	852
Accrued advertising and promotions	614	673
Employee compensation	426	499
Notes payable	803	569
Current maturities of long-term debt	507	234
Other current liabilities	1,006	846
Total current liabilities	8,211	8,403
Noncurrent liabilities
Long-term debt	3,502	3,544
Pension benefits	976	1,123
Postretirement benefits	405	446
Other noncurrent liabilities	740	690
Total noncurrent liabilities	5,623	5,803
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 110 million shares issued, and 78 million shares outstanding	110	110
Additional paid-in capital	2,597	2,555
Retained earnings	6,611	6,209
Accumulated other comprehensive loss	(2,211)	(1,840)
Treasury stock, 32 million shares	(2,244)	(2,149)
Total Whirlpool stockholders’ equity	4,863	4,885
Noncontrolling interests	926	911
Total stockholders’ equity	5,789	5,796
Total liabilities and stockholders’ equity	$19,623	$20,002

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2015	2014
Operating activities
Net earnings	$633	$584
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	496	397
Curtailment gain	(63)	—
Changes in assets and liabilities:
Accounts receivable	(405)	(302)
Inventories	(397)	(399)
Accounts payable	(288)	44
Accrued advertising and promotions	(34)	(18)
Accrued expenses and current liabilities	(26)	(161)
Taxes deferred and payable, net	(44)	40
Accrued pension and postretirement benefits	(109)	(165)
Employee compensation	(31)	(55)
Other	111	(93)
Cash used in operating activities	(157)	(128)
Investing activities
Capital expenditures	(391)	(422)
Proceeds from sale of assets and business	35	18
Change in restricted cash	21	—
Acquisition of Indesit Company S.p.A.	—	(75)
Acquisition of Hefei Rongshida Sanyo Electric Co., Ltd.	—	(250)
Investment in related businesses	(72)	(16)
Other	—	(3)
Cash used in investing activities	(407)	(748)
Financing activities
Proceeds from borrowings of long-term debt	531	818
Repayments of long-term debt	(278)	(606)
Dividends paid	(200)	(165)
Net proceeds from short-term borrowings	307	476
Common stock issued	36	31
Repurchase of common stock	(95)	(25)
Purchase of noncontrolling interest shares	—	(5)
Other	(5)	(13)
Cash provided by financing activities	296	511
Effect of exchange rate changes on cash and equivalents	(60)	(28)
Decrease in cash and cash equivalents	(328)	(393)
Cash and equivalents at beginning of period	1,026	1,380
Cash and equivalents at end of period	$698	$987

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We have not yet determined the potential effects from this pronouncement on our Consolidated Financial Statements.
In April 2015, FASB issued ASU No. 2015-03, Interest - "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting—Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)". There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption is not expected to have a material impact on our Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. The ASU does not apply to inventory measured using last-in, first-out method. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on our Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the third quarter of 2015. As a result, we have not retrospectively accounted for the measurement-period adjustments determined in the third quarter of 2015 related to the corrective action described in Note 2 in our Consolidated Financial Statements.
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

Purchase Price Allocations
The Company has finalized independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the Whirlpool China and Indesit acquisitions. This resulted in adjustments to the carrying values of recorded assets and liabilities, and the determination of residual amounts allocated to goodwill. The final allocation of the purchase prices included in the current period balance sheet is based on the final determination of asset fair values.
The following table presents the final allocation of purchase price related to the Whirlpool China and Indesit acquisitions, as of their respective dates of acquisition. Adjustments made to the opening balance sheet in the nine months ended September 30, 2015 include an $8 million increase to Whirlpool China's goodwill resulting primarily from a reassessment of deferred tax assets, a $296 million increase to Indesit's goodwill primarily reflecting the recognition of a corrective action on certain heritage Indesit products, a revaluation of current and deferred tax liabilities, an increase in trade partner incentives, and an increase in environmental liabilities. Additional information about the corrective action can be found in Note 7 in the Company's Consolidated Condensed Financial Statements. In addition, we have performed certain balance sheet reclassifications between notes payable and other current liabilities and between accounts payable and other current liabilities, in order to conform to Whirlpool's financial statement presentation. The effect of these adjustments would not have a material impact to net earnings for the nine months ended September 30, 2015 if they would have been previously recognized as of the acquisition date.

Millions of dollars	Whirlpool China(1)	Indesit
Cash	$98	$77
Accounts receivable	78	886
Inventory	135	471
Other current assets	354	288
Property, plant and equipment	169	854
Goodwill	459	963
Identified intangible assets	372	822
Other non-current assets	313	185
Total assets acquired	1,978	4,546

Accounts payable	(181)	(866)
Short-term notes payable	—	(557)
Other current liabilities	(307)	(410)
Non-current liabilities	(142)	(1,276)
Total liabilities assumed	(630)	(3,109)

Net assets acquired	$1,348	$1,437
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

The Company's final estimates regarding the fair value of Whirlpool China and Indesit's identifiable intangible assets are presented below. These estimates did not change in the nine months ended September 30, 2015:

	Whirlpool China		Indesit
Millions of dollars	Estimated Fair Value	Estimated Useful Life	Estimated Fair Value	Estimated Useful Life
Trademarks-indefinite lived	$42		$535
Customer relationships	230	13-16 years	134	5-19 years
Patents and other intangibles	100	3-10 years	153	6-15 years
	$372		$822
The customer relationship intangibles of Whirlpool China were mainly allocated to its traditional trade distributors, which have an estimated useful life of up to 16 years based on low historical and projected customer attrition rates among its retailers. The majority of the intangible asset valuation for Indesit relates to the Indesit and Hotpoint brands (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), which are indefinite lived intangibles. The Company determined that its trademarks have an indefinite life which is based on a number of factors, including competitive environment, market share, brand history and product life cycles. The patents and other intangibles have an estimated useful life that varies based on the estimate of the expected life of the technology and the products associated with the technology. The estimated useful lives of the finite-lived intangible assets will be amortized using a straight-line method of amortization.
Pro Forma Results of Operations
The results of Whirlpool China and Indesit’s operations have been included in the Consolidated Condensed Financial Statements beginning October 24, 2014 and October 14, 2014, respectively. The following table provides pro forma results of operations for the nine months ended September 30, 2014, as if Whirlpool China and Indesit had been acquired as of January 1, 2014. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisitions. Additionally, the pro forma results include adjustments to convert Whirlpool China and Indesit’s historical results from local accounting standards to U.S. GAAP. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Nine Months Ended September 30,
Millions of dollars, except per share data	2014
Net sales	$17,046
Net earnings available to Whirlpool	$599
Diluted net earnings per share	$7.53
Certain non-recurring acquisition-related costs and investment expenses of $24 million and $26 million were recorded by Whirlpool in the nine months ended September 30, 2014 related to the acquisitions of Whirlpool China and Indesit, respectively. Of these costs, $29 million of the aggregate amount was recorded in selling, general and administrative, with the remaining costs recorded in interest and sundry income (expense). These costs have been eliminated from the pro forma information presented above.
(3)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at September 30, 2015 and December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Money market funds (1)	$15	$21	$15	$21	$—	$—	$15	$21
Net derivative contracts	—	—	—	—	(38)	(1)	(38)	(1)
Available for sale investments	14	16	23	26	—	—	23	26
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.1 billion and $3.8 billion at September 30, 2015 and December 31, 2014, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(4)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2015	December 31, 2014
Finished products	$2,403	$2,189
Raw materials and work in process	687	724
	3,090	2,913
Less: excess of FIFO cost over LIFO cost	(147)	(173)
Total inventories	$2,943	$2,740
LIFO inventories represented 37% and 35% of total inventories at September 30, 2015 and December 31, 2014, respectively.
(5)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of September 30, 2015 and December 31, 2014:

Millions of dollars	September 30, 2015	December 31, 2014
Land	$133	$142
Buildings	1,592	1,616
Machinery and equipment	7,923	8,182
Accumulated depreciation	(5,964)	(5,959)
Property, plant and equipment, net	$3,684	$3,981
During the nine months ended September 30, 2015, we disposed of $102 million of buildings, machinery and equipment.
(6)    FINANCING ARRANGEMENTS
Debt
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
On September 25, 2015, we entered into an Amended and Restated Short-Term Credit Agreement (the “Amended 364-Day Facility”). The Amended 364-Day Facility has a maturity date of September 23, 2016, aggregate borrowing capacity of $500 million and amends and restates in its entirety the Short-Term Credit Agreement entered into on September 26, 2014 (the “Original 364-Day Facility”).
We had no borrowings outstanding under the Amended 364-Day Facility at September 30, 2015 or the Original 364-Day Facility at December 31, 2014, respectively.
The interest and fee rates payable with respect to the Amended 364-Day Facility based on our current debt rating are unchanged from the Original 364-Day Facility and are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the date hereof. The Amended 364-Day Facility contains customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets. We are in compliance with financial covenant requirements at September 30, 2015 and December 31, 2014.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks, debt securitization or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at September 30, 2015 and December 31, 2014:

Millions of dollars	September 30, 2015	December 31, 2014
Commercial paper	$656	$387
Debt securitization	—	35
Short-term borrowings to banks	147	147
Total notes payable	$803	$569
Indesit, acquired by Whirlpool in the fourth quarter of 2014, had maintained a securitization program since 2010. The securitization involved the without-recourse sale of trade receivables by Indesit. The receivables were acquired by VIEs which were financed by the issuance of securities whose repayment was guaranteed by the cash flows generated by the receivables sold. Whirlpool stopped the sale of receivables related to the securitization beginning in December 2014, and this debt securitization was exited as planned through the first quarter of 2015. There are no outstanding balances as of September 30, 2015 related to the securitization program.

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
At September 30, 2015, $23 million remains accrued, with installment payments of $15 million, plus interest, due at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the nine months ended September 30, 2015. We monetized $14 million of BEFIEX credits during the nine months ended September 30, 2014. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of September 30, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.5 billion Brazilian reais (approximately $380 million as of September 30, 2015).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 216 million Brazilian reais (approximately $54 million as of September 30, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 180 million Brazilian reais (approximately $45 million as of September 30, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest, and penalties at September 30, 2015 is 38 million Brazilian reais (approximately $10 million as of September 30, 2015).
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

Product Warranty Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Balance at January 1	$235	$191
Issuances/accruals during the period	474	194
Settlements made during the period	(203)	(206)
Balance at September 30	$506	$179

Current portion	$326	$141
Non-current portion	180	38
Total	$506	$179
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to customers, we are currently investigating a limited number of potential quality and safety issues. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted.
In September 2015, we recorded a liability related to a corrective action affecting certain heritage Indesit products. We estimate the most probable cost of the corrective action is €245 million (approximately $274 million as of September 30, 2015). Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill of €210 million (approximately $235 million as of September 30, 2015). The remainder of the affected units were manufactured after the acquisition of Indesit and the related expense of €35 million (approximately $39 million as of September 30, 2015) was recorded in the third quarter of 2015.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2015 and December 31, 2014, the guaranteed amounts totaled $231 million and $492 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $2.0 billion and $2.6 billion at September 30, 2015 and December 31, 2014, respectively. Our total outstanding bank indebtedness under guarantees was nominal at September 30, 2015 and December 31, 2014.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2015 and December 31, 2014, there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at September 30, 2015 and December 31, 2014:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2015	2014	2015	2014	2015	2014		2015	2014
Derivatives accounted for as hedges
Foreign exchange forwards/options	$943	$874	$35	$27	$13	$8	(CF)	15	17
Commodity swaps/options	333	375	—	4	64	29	(CF)	35	36
Total derivatives accounted for as hedges			$35	$31	$77	$37
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,410	$2,358	$26	$34	$22	$29	N/A	8	10
Commodity swaps/options	5	8	—	—	—	—	N/A	8	4
Total derivatives not accounted for as hedges			26	34	22	29
Total derivatives			$61	$65	$99	$66

Current			$61	$64	$82	$59
Noncurrent			—	1	17	7
Total derivatives			$61	$65	$99	$66
(1) Derivatives accounted for as hedges are considered cash flow (CF) hedges.
The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2015	2014	2015	2014
Foreign exchange	$41	$23	$18	$4	(a)
Commodity swaps/options	(49)	(8)	(16)	—	(a)
	$(8)	$15	$2	$4

			Three Months Ended September 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2015	2014
Foreign exchange forwards/options			$(13)	$(33)

	Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2015	2014	2015	2014
Foreign exchange	$51	$27	$42	$13	(a)
Commodity swaps/options	(81)	(2)	(37)	(8)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$(30)	$25	$4	$4

			Nine Months Ended September 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2015	2014
Foreign exchange forwards/options			$19	$2
(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended September 30, 2015 and 2014. There were no fair value hedges in 2015 and 2014. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at September 30, 2015.
(9)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2015			2014
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(197)	$—	$(197)	$(198)	$—	$(198)
Cash flow hedges	(10)	2	(8)	11	(4)	7
Pension and other postretirement benefits plans	9	(4)	5	3	(2)	1
Available for sale securities	(5)	—	(5)	(6)	—	(6)
Other comprehensive loss	(203)	(2)	(205)	(190)	(6)	(196)
Less: Other comprehensive loss available to noncontrolling interests	(6)	—	(6)	(3)	—	(3)
Other comprehensive loss available to Whirlpool	$(197)	$(2)	$(199)	$(187)	$(6)	$(193)

	Nine Months Ended September 30,
	2015			2014
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(343)	$—	$(343)	$(164)	$—	$(164)
Cash flow hedges	(34)	8	(26)	21	(8)	13
Pension and other postretirement benefits plans	(17)	8	(9)	(11)	6	(5)
Available for sale securities	(1)	—	(1)	1	—	1
Other comprehensive income (loss)	(395)	16	(379)	(153)	(2)	(155)
Less: Other comprehensive loss available to noncontrolling interests	(8)	—	(8)	(2)	—	(2)
Other comprehensive income (loss) available to Whirlpool	$(387)	$16	$(371)	$(151)	$(2)	$(153)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive loss, by component, that was included in net earnings for the three and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
Millions of dollars	Gain Reclassified	Gain Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$(2)	$(4)	Cost of products sold
Pension and postretirement benefits, pre-tax	(6)	(27)	Cost of products sold / Selling, general and administrative
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2014	$5,796	$4,885	$911
Net earnings	633	603	30
Other comprehensive loss	(379)	(371)	(8)
Comprehensive income	254	232	22
Treasury stock	(95)	(95)	—
Additional paid-in capital	42	42	—
Dividends declared on common stock	(208)	(201)	(7)
Stockholders' equity, September 30, 2015	$5,789	$4,863	$926
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2015	2014	2015	2014
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$235	$230	$603	$569
Denominator for basic earnings per share – weighted-average shares	78.8	78.4	78.9	78.3
Effect of dilutive securities – share-based compensation	0.9	1.2	1.0	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	79.7	79.6	79.9	79.4
Anti-dilutive stock options/awards excluded from earnings per share	0.3	0.2	0.2	0.3
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the nine months ended September 30, 2015, we repurchased 520,600 shares at an aggregate purchase price of approximately $95 million under this program. At September 30, 2015, there were approximately $380 million in remaining funds authorized under this program.
(10)    RESTRUCTURING CHARGES
During 2014 and the nine months ended September 30, 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016.

In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce.
We estimate that we will incur up to €179 million (approximately $200 million as of September 30, 2015) in employee-related costs, €25 million (approximately $28 million as of September 30, 2015) in asset impairment costs, and €37 million (approximately $41 million as of September 30, 2015) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018. We estimate €209 million (approximately $233 million as of September 30, 2015) of the estimated €241 million total cost will result in future cash expenditures.
The following table summarizes the change in our combined restructuring liability for the period ended September 30, 2015:

Millions of dollars	December 31, 2014	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	September 30, 2015
Employee termination costs	$58	$110	$(98)	$—	$3	$73
Asset impairment costs	—	14	—	(14)	—	—
Facility exit costs	4	7	(6)	—	—	5
Other exit costs	16	14	(15)	—	—	15
Total	$78	$145	$(119)	$(14)	$3	$93
The following table summarizes the restructuring charges by operating segment as of September 30, 2015:

Millions of dollars	September 30, 2015
North America	$8
Latin America	22
EMEA	108
Corporate / Other	7
Total	$145
(11)    INCOME TAXES
Income tax expense was $17 million and $116 million for the three and nine months ended September 30, 2015 compared to income tax expense of $26 million and $126 million in the same periods of 2014. For the three and nine months ended September 30, 2015, changes in the effective tax rate from the prior period include tax planning strategies made available in 2015 resulting in releases of tax valuation allowances. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Earnings before income taxes	$267	$261	$749	$710

Income tax expense computed at United States statutory tax rate	93	91	262	249
Valuation allowance release	(68)	(25)	(126)	(38)
U.S. foreign income items, net of credits	(18)	(34)	(32)	(59)
Foreign government tax incentive (including BEFIEX in 2014)	—	(10)	(8)	(20)
Other	10	4	20	(6)
Income tax expense computed at effective worldwide tax rates	$17	$26	$116	$126
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(12)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	37	42	8	4	4	7
Expected return on plan assets	(48)	(49)	(8)	(2)	—	—
Amortization:
Actuarial loss	13	11	1	1	—	—
Prior service credit	—	—	—	—	(5)	(10)
Settlement and curtailment (gain) loss	—	—	1	—	(16)	—
Net periodic benefit cost (credit)	$3	$5	$3	$4	$(16)	$(2)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Service cost	$2	$2	$4	$4	$2	$2
Interest cost	112	126	23	13	14	19
Expected return on plan assets	(143)	(145)	(25)	(8)	—	—
Amortization:
Actuarial loss	40	32	4	4	—	—
Prior service credit	(2)	(2)	—	—	(19)	(29)
Settlement and curtailment (gain) loss	—	—	13	2	(63)	—
Net periodic benefit cost (credit)	$9	$13	$19	$15	$(66)	$(8)
During the first quarter of 2015, we recognized approximately $47 million from a curtailment gain due to the elimination of amounts credited to notional retiree health accounts for certain employees under age 50. The curtailment gain was recognized in our Consolidated Condensed Statement of Comprehensive Income with $43 million recorded in cost of products sold and the remaining balance in selling, general and administrative, with an offset to accumulated other comprehensive loss, net of tax.
During the third quarter of 2015, we recognized approximately $16 million from a curtailment gain due to the elimination of retiree medical eligibility for certain employees under age 50. The curtailment gain was recognized in our Consolidated Condensed Statement of Comprehensive Income with $11 million recorded in cost of products sold and the remaining balance in selling, general and administrative, with an offset to accumulated other comprehensive loss, net of tax.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2015	$2,791	$751	$1,452	$346	$(63)	$5,277
2014	2,792	1,131	785	157	(41)	4,824
Intersegment sales
2015	51	55	9	77	(192)	—
2014	54	43	19	70	(186)	—
Depreciation and amortization
2015	64	13	47	15	26	165
2014	73	22	22	5	14	136
Operating profit (loss)
2015	349	31	32	24	(107)	329
2014	304	118	9	(8)	(88)	335
Total assets
September 30, 2015	7,945	2,304	7,479	2,743	(848)	19,623
December 31, 2014	7,736	2,917	7,597	2,734	(982)	20,002
Capital expenditures
2015	52	26	36	(9)	18	123
2014	72	40	22	3	20	157

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	Latin America	EMEA	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2015	$7,819	$2,504	$4,059	$1,105	$(156)	$15,331
2014	7,798	3,410	2,251	534	(124)	13,869
Intersegment sales
2015	170	157	34	205	(566)	—
2014	169	128	68	201	(566)	—
Depreciation and amortization
2015	195	50	154	46	51	496
2014	194	66	59	16	62	397
Operating profit (loss)
2015	912	126	100	75	(308)	905
2014	817	328	18	1	(257)	907
Total assets
September 30, 2015	7,945	2,304	7,479	2,743	(848)	19,623
December 31, 2014	7,736	2,917	7,597	2,734	(982)	20,002
Capital expenditures
2015	169	69	108	9	36	391
2014	187	102	70	10	53	422

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2015	2014	Change	2015	2014	Change
Net sales	$5,277	$4,824	9.4%	$15,331	$13,869	10.5%
Gross margin	930	827	12.4%	2,688	2,369	13.4%
Selling, general and administrative	529	448	17.6%	1,583	1,344	17.7%
Restructuring costs	54	38	46.0%	145	101	44.7%
Interest and sundry income (expense)	(21)	(39)	(46.4)%	(32)	(78)	(59.5)%
Interest expense	(41)	(35)	15.2%	(124)	(119)	4.1%
Income tax expense	17	26	(34.5)%	116	126	(8.3)%
Net earnings available to Whirlpool	235	230	2.5%	603	569	6.0%
Diluted net earnings available to Whirlpool per share	$2.95	$2.88	2.3%	$7.54	$7.16	5.4%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended September 30:

	Units Sold (in thousands)
	Three Months Ended			Nine Months Ended
Region	2015	2014	Change	2015	2014	Change
North America	6,897	6,933	(0.5)%	19,176	19,022	0.8%
Latin America	2,114	2,981	(29.1)%	7,009	8,915	(21.4)%
EMEA	6,491	3,141	106.7%	18,117	8,732	107.5%
Asia	1,938	832	132.8%	6,045	2,731	121.3%
Consolidated	17,440	13,887	25.6%	50,347	39,400	27.8%

	Net Sales (in millions)
	Three Months Ended			Nine Months Ended
Region	2015	2014	Change	2015	2014	Change
North America	$2,791	$2,792	—%	$7,819	$7,798	0.3%
Latin America	751	1,131	(33.6)%	2,504	3,410	(26.6)%
EMEA	1,452	785	84.8%	4,059	2,251	80.3%
Asia	346	157	120.0%	1,105	534	107.0%
Other/eliminations	(63)	(41)	nm	(156)	(124)	nm
Consolidated	$5,277	$4,824	9.4%	$15,331	$13,869	10.5%
nm: not meaningful
Consolidated net sales increased 9.4% and 10.5% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase for the three months ended was primarily driven by increased volume due to acquisitions and favorable product/price mix, partially offset by unfavorable impact from foreign currency. The increase for the nine months ended September 30, 2015 was primarily driven by increased volume due to acquisitions and favorable product/price mix, partially offset by unfavorable impact from foreign currency and no monetization of BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for the three and nine months ended September 30, 2015 increased 24.6% and 24.1% compared to the same periods in 2014.
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
Significant regional trends were as follows:

•
North America net sales were comparable for the three and nine months ended September 30, 2015 and 2014. Excluding the impact from foreign currency, net sales increased 2.8% and 2.1% for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

•
Latin America net sales decreased 33.6% and 26.6% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The decrease for the three and nine months ended September 30, 2015 was primarily driven by decreased industry demand and an unfavorable impact from foreign currency, partially offset by a favorable impact from product/price mix. Excluding the impact from foreign currency and BEFIEX, net sales decreased 6.9% and 5.8% for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

•
We did not monetize any BEFIEX credits during the three months ended September 30, 2015 or 2014. We did not monetize any BEFIEX credits during the nine months ended September 30, 2015 compared to $14 million for the same period in 2014. As of September 30, 2015, approximately $35 million of future cash monetization for court awarded fees subject to a separate agreement remained, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Note 7 of the Notes to the Consolidated Condensed Financial Statements.

•
EMEA net sales increased 84.8% and 80.3% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase for the three and nine months ended September 30, 2015 was primarily driven by increased volume due to the acquisition of Indesit and favorable impact of product/price mix, partially offset by an unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales increased 127.9% and 124.6% for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

•
Asia net sales increased 120.0% and 107.0% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase for the three months ended September 30, 2015 was primarily driven by increased volume due to the acquisition of Whirlpool China and favorable product/price mix, partially offset by an unfavorable impact from foreign currency. The increase for the nine months ended September 30, 2015 was primarily driven by increased volume due to the acquisition of Whirlpool China, partially offset by an unfavorable impact from foreign currency and unfavorable impact of product/price mix. Excluding the impact from foreign currency, net sales increased 127.9% and 111.5% for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Percentage of net sales	2015	2014	Change		2015	2014	Change
North America	19.7%	17.7%	2.0	pts	19.0%	17.9%	1.1	pts
Latin America	14.7%	18.6%	(3.9)	pts	14.7%	17.5%	(2.8)	pts
EMEA	12.9%	12.3%	0.6	pts	14.1%	12.6%	1.5	pts
Asia	24.1%	15.9%	8.2	pts	23.6%	17.0%	6.6	pts
Consolidated	17.6%	17.1%	0.5	pts	17.5%	17.1%	0.4	pts
The consolidated gross margin percentage increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase for the three months ended was primarily due to benefits from ongoing cost productivity and product/price mix, partially offset by an unfavorable impact from foreign currency and heritage Indesit product corrective action costs. The increase for the nine months ended primarily due to benefits from ongoing cost productivity and the recognition of postretirement-benefit curtailment gains in North America, partially offset by an unfavorable impact from foreign currency, heritage Indesit product corrective action costs, and no monetization of BEFIEX credits.
Significant regional trends were as follows:

•
North America gross margin increased for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to benefits from ongoing cost productivity and lower material costs, partially offset by an unfavorable impact from foreign currency. North America gross margin increased for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to benefits from ongoing cost productivity, lower material costs and recognition of postretirement-benefit curtailment gains, partially offset by an unfavorable impact from foreign currency.

•
Latin America gross margin decreased for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to unfavorable impacts from foreign currency and decreased industry demand, partially offset by favorable product/price mix. Latin America gross margin decreased for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to an unfavorable impact from foreign currency, decreased industry demand and no monetization of BEFIEX credits, partially offset by favorable impacts from product/price mix and benefits from ongoing cost productivity.

•
EMEA gross margin increased for the three and nine months ended September 30, 2015 compared to the same period in 2014, primarily due to favorable impacts from the integration of Indesit, ongoing cost productivity and the benefits of cost reduction, partially offset by an unfavorable impact from foreign currency and heritage Indesit product corrective action costs.

•
Asia gross margin increased for the three and nine months ended September 30, 2015 compared to the same period in 2014, primarily due to favorable impacts from the integration of Whirlpool China, lower material costs and the benefits from ongoing cost reductions.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2015	As a % of Net Sales	2014	As a % of Net Sales	2015	As a % of Net Sales	2014	As a % of Net Sales
North America	$195	7.0%	$184	6.6%	$558	7.1%	$563	7.2%
Latin America	78	10.4%	92	8.1%	240	9.6%	266	7.8%
EMEA	149	10.2%	86	10.9%	451	11.1%	263	11.7%
Asia	54	15.6%	33	20.9%	167	15.1%	90	16.8%
Corporate/other	53	—	53	—	167	—	162	—
Consolidated	$529	10.0%	$448	9.3%	$1,583	10.3%	$1,344	9.7%
Compared to 2014, consolidated selling, general and administrative expenses increased as a percent of net sales, acquisition related costs and the delevering effect of weaker demand in Brazil primarily due to acquisitions.
Restructuring
We incurred restructuring charges of $54 million and $145 million for the three and nine months ended September 30, 2015, compared to $38 million and $101 million for the same periods in 2014.
During 2014 and the nine months ended September 30, 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016.
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce.
We estimate that we will incur up to €179 million (approximately $200 million as of September 30, 2015) in employee-related costs, €25 million (approximately $28 million as of September 30, 2015) in asset impairment costs, and €37 million (approximately $41 million as of September 30, 2015) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018. We estimate €209 million (approximately $233 million as of September 30, 2015) of the estimated €241 million total cost will result in future cash expenditures.
We anticipate restructuring charges of approximately $230 million for fiscal year 2015. The actions outlined above are expected to fall within these anticipated charges.
Additional information about restructuring activities can be found in Note 10 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and nine months ended September 30, 2015 improved compared to the same periods in 2014. The decrease in expense for the three and nine months ended September 30, 2015 was primarily due to a $65 million gain related to a business investment in Brazil during the second quarter 2015 and previous year investment expenses related to Whirlpool China and Indesit acquisitions during 2014, partially offset by an unfavorable impact from foreign currency.
Interest Expense
Interest expense for the three and nine months ended September 30, 2015 increased compared to the same periods in 2014 due to higher long-term debt, partially offset by lower average interest rates on long-term debt.

Income Taxes
Income tax expense for the three and nine months ended September 30, 2015 was $17 million and $116 million compared to income tax expense of $26 million and $126 million for the same periods in 2014. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Earnings before income taxes	$267	$261	$749	$710

Income tax expense computed at United States statutory tax rate	93	91	262	249
Valuation allowance release	(68)	(25)	(126)	(38)
U.S. foreign income items, net of credits	(18)	(34)	(32)	(59)
Foreign government tax incentive (including BEFIEX in 2014)	—	(10)	(8)	(20)
Other	10	4	20	(6)
Income tax expense computed at effective worldwide tax rates	$17	$26	$116	$126
FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2015 to be within the following ranges:

2015
Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2015	$9.75	—	$10.25
Including:
Restructuring Expense	$(2.24)
Combined Acquisition Related Transition Costs	$(0.57)
Legacy Product Warranty and Liability Expenses	$(0.41)
Pension Settlement Charges	$(0.15)
Antitrust Resolutions	$(0.13)
Proceeds Related to a Business Investment	$0.62
Benefit Plan Curtailment Gain	$0.61

Industry demand
North America	~5%
Latin America	~(20%)
EMEA	0%	—	+2%
Asia	Flat
For the full-year 2015, we expect to generate free cash flow of approximately $600 million to $700 million, including restructuring cash outlays of up to $200 million, capital spending of approximately $700 million to $750 million and U.S. pension contributions of approximately $72 million.

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

	2015
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,300	-	$1,450
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(700)	-	(750)
Free cash flow	$600 - $700
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
Whirlpool China is in the process of implementing its response to a notification from China's securities regulatory agency to all listed companies. This notification was aimed at addressing volatility in China's securities market. In July 2015, Whirlpool China suspended trading of its stock pursuant to listing rules of the Shanghai Stock Exchange in connection with such response. Whirlpool China believes that its stock will resume trading in accordance with relevant Chinese laws and the Shanghai Stock Exchange's listing rules.
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
We also have $507 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.

We continue to monitor the general financial instability and uncertainty throughout Europe. At September 30, 2015, we did not have cash or cash equivalents greater than 1% of our consolidated assets in any single European country. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single European country, with the exception of Italy and the United Kingdom, which represented 1.6% and 1.0%, respectively.
We continue to review customer financial conditions across the Eurozone. At September 30, 2015, we had €86 million (approximately $96 million at September 30, 2015) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €34 million (approximately $38 million at September 30, 2015) of the outstanding receivables were overdue as of September 30, 2015. In the fourth quarter of 2014, Whirlpool and Alno entered into an agreement to revise the previous standstill agreement to amend the payment terms of the overdue trade receivables. The new agreement cured the violation of the prior agreement and Alno's full overdue balance remains due in full by the end of the fourth quarter of 2016. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Cash provided by (used in):
Operating activities	$(157)	$(128)
Investing activities	(407)	(748)
Financing activities	296	511
Effect of exchange rate changes on cash	(60)	(28)
Net decrease in cash and equivalents	$(328)	$(393)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2015 increased compared to the same period in 2014, which primarily reflects funding for seasonal working capital investment related to our acquisitions of Whirlpool China and Indesit and funding related to new product launches.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2015 decreased compared to the same period in 2014, which primarily reflect acquisition expenses related to Hefei Sanyo and Indesit in 2014 that did not recur in 2015 and investments in other related business during 2015, partially offset by a cash deposit received related to a business investment in Brazil during 2015.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2015 includes the completion of a European debt offering in March 2015, partially offset by a repayment of notes which matured during May 2015, purchase of treasury stock, and an increase in dividends paid. The proceeds of the debt offering were used to repay outstanding commercial paper that was utilized to finance recent acquisitions. Additional information about the debt offering can be found in Note 6 of the Notes to the Consolidated Condensed Financial Statements.
At September 30, 2015, we had $656 million of commercial paper outstanding to fund working capital requirements.

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
On September 25, 2015, we entered into an Amended and Restated Short-Term Credit Agreement (the “Amended 364-Day Facility”). The Amended 364-Day Facility has a maturity date of September 23, 2016, aggregate borrowing capacity of $500 million and amends and restates in its entirety the Short-Term Credit Agreement entered into on September 26, 2014 (the “Original 364-Day Facility”), which was intended to support our 2014 acquisition of Indesit Company S.p.A.
Collectively, the $500 million Amended 364-Day Facility, a €250 million European facility added in July 2015 and the existing $2.0 billion long-term credit facility provide total committed credit facilities of approximately $2.8 billion (the “Facilities”), which is fundamentally unchanged from the $3.0 billion in committed credit facilities available as of December 31, 2014. The resulting Facilities are now more geographically diverse, better reflecting our growing global operations. In addition to the Facilities and as disclosed in our most recent annual report on Form 10-K, there are additional committed credit facilities in Brazil supporting our Latin American operations. We believe these facilities are sufficient to support our global operations.
We had no borrowings outstanding under the Amended 364-Day Facility at September 30, 2015 or the Original 364-Day Facility at December 31, 2014, respectively.
The interest and fee rates payable with respect to the Amended 364-Day Facility based on the Company’s current debt rating are unchanged from the Original 364-Day Facility and are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the date hereof. The Amended 364-Day Facility contains customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets. We are in compliance with financial covenant requirements at September 30, 2015 and December 31, 2014.
Additional information about the Amended 364-Day Facility can be found in Note 6 of the Notes to the Consolidated Condensed Financial Statements. The Amended 364-Day Facility is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2015, we had approximately $368 million outstanding under these agreements.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the nine months ended September 30, 2015, we repurchased 520,600 shares at an aggregate purchase price of approximately $95 million under this program. At September 30, 2015, there was approximately $380 million in remaining funds authorized under this program.

OTHER MATTERS
Indesit Corrective Action
In September 2015, we recognized a liability related to a corrective action affecting certain heritage Indesit products. We estimate the most probable pre-tax cost of the corrective action to be €245 million and €196 million on an after tax basis (approximately $274 million and $219 million respectively, as of September 30, 2015) based on certain tax deductibility assumptions.
Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill of €210 million (approximately $235 million as of September 30, 2015). The remainder of the affected units were manufactured after the acquisition of Indesit and the related expense of €35 million (approximately $39 million as of September 30, 2015) was recorded in the third quarter of 2015. The establishment of this liability is based on several assumptions such as customer response rate, consumer options, field repair costs, inventory repair costs, and timing of tax deductibility. Our experience with respect to these factors may cause our actual costs to differ significantly from our estimated costs. In addition, we intend to seek indemnity from the seller. Any amounts we are able to recover from the seller would reduce our net costs. We expect the corrective action affecting certain heritage Indesit products to have future cash expenditures through 2017.
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
At September 30, 2015, $23 million remains accrued, with installment payments of $15 million, plus interest, due at various times through 2015. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the nine months ended September 30, 2015. We monetized $14 million of BEFIEX credits during the nine months ended September 30, 2014. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of September 30, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.5 billion Brazilian reais (approximately $380 million as of September 30, 2015).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 216 million Brazilian reais (approximately $54 million as of September 30, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 180 million Brazilian reais (approximately $45 million as of September 30, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest, and penalties at September 30, 2015 is 38 million Brazilian reais (approximately $10 million as of September 30, 2015).
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
(b)Changes in internal control over financial reporting
In the fourth quarter of 2014, we completed our acquisitions of Whirlpool China and Indesit. We are in the process of integrating Whirlpool China's and Indesit's operations and consider Whirlpool China and Indesit material to the Consolidated Condensed Financial Statements and believe that their internal controls and procedures have a material effect on our internal control over financial reporting. Whirlpool has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Whirlpool China and Indesit.
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
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. During the nine months ended September 30, 2015, we repurchased 520,600 shares at an aggregate purchase price of approximately $95 million under this program. At September 30, 2015, there were approximately $380 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2015:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2015 through July 31, 2015	—	$—	—	$425
August 1, 2015 through August 31, 2015	253,200	177.30	253,200	380
September 1, 2015 through September 30, 2015	—	—	—	380
Total	253,200	$177.30	253,200

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 10.1
Amended and Restated Short-Term Credit Agreement dated as of September 25, 2015 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners.

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

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	October 23, 2015