Form 10-K
period 2015-12-31
WHIRLPOOL CORP /DE/
filed 2016-02-16
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-3932

WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (269) 923-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1 per share	Chicago Stock Exchange and New York Stock Exchange
0.625% Senior Notes due 2020	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.	Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).	Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes☐ No☒
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $13,245,777,309.
On February 12, 2016, the registrant had 77,233,402 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant’s proxy statement for the 2016 annual meeting of stockholders (the “Proxy Statement”)	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2015

PART I

ITEM 1.	BUSINESS
Whirlpool Corporation, the world’s leading global manufacturer and marketer of major home appliances, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 14 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, Jenn-Air and Indesit. Whirlpool’s reportable segments consist of North America, EMEA (Europe, Middle East and Africa), Latin America and Asia. As of December 31, 2015, Whirlpool had approximately 97,000 employees.
As used herein, and except where the context otherwise requires, “Whirlpool,” “the Company,” “we,” “us,” and “our” refer to Whirlpool Corporation and its consolidated subsidiaries.
Products and Regions
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. We also produce hermetic compressors for refrigeration systems.
The following table provides the percentage of net sales for each class of products which accounted for 10% or more of our consolidated net sales over the last three years:

	2015	2014	2013
Laundry Appliances	29%	27%	29%
Refrigerators and Freezers	28%	28%	29%
Cooking Appliances	18%	18%	18%
Other	25%	27%	24%
Net Sales	100%	100%	100%
In North America, Whirlpool markets and distributes major home appliances and small domestic appliances under a variety of brand names. In the United States, we market and distribute products primarily under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Roper, Admiral, Affresh and Gladiator brand names primarily to retailers, distributors and builders. In Canada, we market and distribute major home appliances primarily under the Inglis, Admiral, Whirlpool, Maytag, Jenn-Air, Amana, Roper, Estate and KitchenAid brand names. In Mexico, we market and distribute major home appliances primarily under the Whirlpool, Maytag, Acros, KitchenAid and Supermatic brand names. We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers’ and retailers’ respective brand names.
In EMEA, we market and distribute our major home appliances primarily under the KitchenAid, Whirlpool, Indesit and Hotpoint brand names (Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), and major and small domestic appliances under the KitchenAid and Hotpoint brand names. In addition to our operations in Western and Eastern Europe, Turkey and Russia, we have sales subsidiaries in Morocco and Dubai. We market and distribute a full line of products under the Whirlpool and KIC brand names in South Africa. Our European operations also market and distribute products under the Whirlpool, Ariston, Bauknecht, Maytag, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East.
In Latin America, we market and distribute our major home appliances and small domestic appliances primarily under the Consul, Brastemp, Whirlpool and KitchenAid brand names. We manage sales and distribution through our local entities in Brazil, Argentina, Chile, Peru, Ecuador, Colombia and Guatemala. We also serve the countries of Bolivia, Paraguay, Uruguay, Venezuela, the Caribbean and Central America countries, where we manage appliances sales and distribution through our accredited distributors. Our Latin America operations also produce hermetic compressors for refrigeration systems.

In Asia, we have organized the marketing and distribution of our major home appliances and small domestic appliances into five operating groups: (1) mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal and Pakistan; (4) Oceania, which includes Australia, New Zealand and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, Myanmar and Japan. We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana, Bauknecht, Jenn-Air, Diqua, and Royalstar brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores.
Competition
Competition in the major home appliance industry is intense, including competitors such as Arcelik, Bosch Siemens, Electrolux, General Electric, Haier, Kenmore, LG, Mabe, Midea, Panasonic and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in our business is based upon a wide variety of factors, including selling price, product features and design, performance, innovation, energy efficiency, quality, cost, distribution and financial incentives. These financial incentives include cooperative advertising, co-marketing funds, salesperson incentives, volume rebates and terms. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product offerings, continuing to expand our regional footprint, expanding trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Raw Materials and Purchased Components
We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some supply disruptions and unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship were abruptly interrupted or terminated. Supply constraints due to environmental impacts such as hurricanes and floods have required the qualification and use of alternate materials, some of which were at premium costs. We believe such raw materials and components will be available in adequate quantities to meet forecasted production schedules.
Trademarks, Licenses and Patents
We consider the trademarks, licenses and patents we own, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, Jenn-Air, KitchenAid, Amana and Acros. The most important trademarks to Latin America are Consul, Brastemp, Whirlpool and KitchenAid. The most important trademarks to EMEA are Whirlpool, KitchenAid, Bauknecht, Indesit, Hotpoint (Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), Hotpoint-Ariston and Ignis. The most important trademarks to Asia are Whirlpool, Royalstar and Diqua. We receive royalties from licensing our trademarks to third parties to manufacture, sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, and Amana brand names. We continually apply for and obtain United States and foreign patents. The primary purpose in obtaining patents is to protect our designs and technologies.
Research and Development
Expenditures for research and development relating to new and innovative products and the improvement of existing products were approximately $579 million, $563 million and $582 million in 2015, 2014 and 2013, respectively.
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
We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations has not had a material effect on capital expenditures, earnings, or our competitive position during 2015 and is not expected to be material in 2016.

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
Whirlpool participates in environmental assessments and cleanup at a number of locations globally. These include operating and non-operating facilities, previously owned properties and waste sites, including "Superfund" (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. However, based upon our evaluation of the facts and circumstances relating to these sites along with the evaluation of our technical consultants, we do not presently anticipate any material adverse effect upon our earnings, financial condition, or competitive position arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters.
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
Whirlpool China Acquisition
On October 24, 2014, Whirlpool's wholly-owned subsidiary, Whirlpool (China) Investment Co., Ltd., completed its acquisition of a 51% equity stake in Hefei Rongshida Sanyo Electric Co., Ltd. ("Hefei Sanyo"), a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange, which we have since renamed to Whirlpool (China) Co., Ltd. ("Whirlpool China").
The aggregate purchase price was RMB 3.4 billion (approximately $551 million at the dates of purchase of each step of the transaction). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement step is considered restricted cash, which is used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.
With this acquisition, Whirlpool also gains manufacturing scale and a competitive cost structure. Further discussion of this transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.
Indesit Company S.p.A. Acquisition
On December 3, 2014, Whirlpool completed the final step in its acquisition of Indesit Company S.p.A. ("Indesit") and on the same day Indesit delisted from the Electronic Stock Market organized and managed by Borsa Italiana S.p.A. Total consideration paid for Indesit was €1.1 billion (approximately $1.4 billion at the dates of purchase of each step in the transaction) in aggregate net of cash acquired.
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

Executive Officers of the Registrant
The following table sets forth the names and ages of our executive officers on February 16, 2016, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Jeff M. Fettig	Director, Chairman of the Board and Chief Executive Officer	1994	58
Marc R. Bitzer	Director, President and Chief Operating Officer	2006	51
Esther Berrozpe Galindo	Executive Vice President and President, Whirlpool EMEA	2013	46
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	52
Joseph T. Liotine	Executive Vice President and President, Whirlpool North America	2014	43
David T. Szczupak	Executive Vice President, Global Product Organization	2008	60
Larry M. Venturelli	Executive Vice President and Chief Financial Officer	2012	55
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2016 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years.
Available Information
Financial results and investor information (including Whirlpool’s Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool’s website: investors.whirlpoolcorp.com. Copies of our Form 10-K, 10-Q, and 8-K reports and amendments, if any, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

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
We face risks associated with our acquisitions and other investments and risks associated with our increased presence in emerging markets. From time to time, we make strategic acquisitions and participate in joint ventures. For example, we acquired Indesit and a majority interest in Hefei Sanyo in the fourth quarter of 2014. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We may encounter difficulties in integrating acquisitions with our operations, applying our internal control processes to these acquisitions, and in managing strategic investments. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities or costs associated with any quality issues with an acquisition target's legacy products.
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

The loss of, or substantial decline in, sales to any of our key trade customers, which include Lowe's, Sears, Home Depot, hhgregg, Best Buy, GPA - Grupo Pão De Açúcar, IKEA, Alno, Suning, major buying groups, and builders could adversely affect our financial performance. We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, which facilitates the trade customers' ability to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. The loss of, or substantial decline in volume of, sales to Lowe's, Sears, Home Depot, hhgregg, Best Buy, GPA - Grupo Pão De Açúcar, IKEA, Alno, Suning, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our liquidity, financial position and results of operations.
Risks associated with our international operations may decrease our revenues and increase our costs. For the year ended December 31, 2015, we derived approximately 50% of our net sales from outside of North America, including 16% in Latin America, 27% in EMEA and 7% in Asia. We expect that international sales will continue to account for a significant percentage of our net sales in the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
•political, legal, and economic instability and uncertainty;
•foreign currency exchange rate fluctuations;
•changes in foreign tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations of tax laws;
•changes in diplomatic and trade relationships, including sanctions resulting from the current political situation in Russia and Ukraine;
•inflation;
•changes in foreign country regulatory requirements;
•various import/export restrictions and the availability of required import/export licenses;
•imposition of foreign tariffs and other trade barriers;
•managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery and anti-corruption regulations, such as the FCPA, and antitrust laws;
•work stoppages and labor relations;
•disruptions in the shipping of imported and exported products;
•government price controls;
•extended payment terms and the inability to collect accounts receivable; and
•limitations on the repatriation or movement of earnings and cash.
As a U.S. corporation, we are subject to the FCPA, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on us.
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
Unfavorable results of legal and tax proceedings could materially adversely affect our business and financial condition and performance. We are subject to a variety of litigation and legal compliance risks relating to, among other things, products, intellectual property rights, income and non-income taxes, environmental matters, corporate matters, commercial matters, competition laws and distribution, marketing and trade practices. For example, we are currently disputing certain income and non-income tax related assessments issued by the Brazilian authorities relating to BEFIEX, CFC Tax and to IPI tax credits (see Note 7 and Note 12 of the Notes to the Consolidated Financial Statements for additional information on these matters). Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period. Results of legal proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is likely available. Regardless of merit, legal proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
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
Failure to maintain our reputation and brand image could negatively impact our business. Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands depends on our design and marketing efforts, including advertising and consumer campaigns, as well as product innovation. We could be adversely impacted if we fail to achieve any of these objectives or if, whether or not justified, the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, or product quality issues, could damage our reputation and brand image, undermine our customers' confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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
An inability to effectively execute and manage our business objectives could adversely affect our financial performance. The highly competitive nature of our industry requires that we effectively execute and manage our business including our global operating platform initiative. Our global operating platform initiative aims to reduce costs, expand margins, drive productivity and quality improvements, accelerate our rate of innovation, and drive shareholder value. Our inability to effectively control costs and drive productivity improvements could affect our profits. In addition, our inability to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating and appropriately reacting to changes in customer preferences and on successful new product and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets.
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
Our information systems, or those of our third-party service providers, could also be penetrated by outside parties' intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could impact our customers and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.
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
We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating a limited number of potential quality and safety issues, and as necessary, we undertake to effect repair or replacement of appliances. Currently we are implementing a corrective action plan affecting certain of our Indesit and Hotpoint branded dryers (see Note 7 of the Notes to the Consolidated Financial Statements for additional information on these matters). Actual costs of these issues and any future issues depend upon several factors, including the number of consumers who respond to a particular recall, repair and administrative costs, whether the cost of any corrective action is borne initially by Whirlpool or the supplier, and, if initially borne by Whirlpool, whether we will be successful in recovering our costs from the supplier. The actual costs incurred as a result of these issues and any future issues could have a material adverse effect on our business, financial condition or results of operations.
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
We are exposed to risks associated with the uncertain global economy. Uncertain and changing economic conditions within our regions, along with national debt and fiscal concerns in various regions and government austerity measures, are posing challenges to the industry in which Whirlpool operates. A number of economic factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, generally affect demand for our products.
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
A decline in economic activity and conditions in the United States, Latin America, Europe, China and the other areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect. Regional, political and economic instability in Russia and Ukraine may adversely affect business conditions and may disrupt our operations and have an adverse effect on our financial condition and results of operations. Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets.
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
A deterioration in labor relations could adversely impact our global business. As of December 31, 2015, we had approximately 97,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, which generally have two to three year terms, as well as various other commitments regarding our workforce. We are periodically in negotiations with certain of the unions representing our employees and may be subject to employee work stoppages that, if such events were to occur, may have a material adverse effect on our business, financial condition, or results of operations. Further, we cannot be assured that we will be able to renew collective bargaining agreements on the same or similar terms, or at all, which may also have a material adverse effect on our business, financial condition, or results of operations.
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
As of December 31, 2015, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.5 billion, ($1.0 billion of which was attributable to pension plans and $0.5 billion of which was attributable to postretirement health care benefits). Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, and health care cost trend rates, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2015, our principal manufacturing operations were carried on at 43 locations in 14 countries worldwide. We occupied a total of approximately 90 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 41 million square feet of such space is occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool’s products. The company’s major production sites by operating segment are as follows:

North America:
United States:	Amana and Newton, Iowa; Tulsa, Oklahoma; Fall River, Massachusetts;
Greenville, Clyde, Findlay, Marion and Ottawa, Ohio;
Cleveland, Tennessee
Mexico:	Celaya; Monterrey; Ramos Arizpe

Latin America:
Brazil:	Itaiopolis; Joinville; Manaus; Rio Claro
China:	Beijing
Colombia:	Medellin (Joint Venture)
Italy:	Riva di Chieri
Slovakia:	Spisska Nova Ves
Mexico:	Monterrey

Europe, Middle East and Africa:
France:	Amiens
Italy:	Cassinetta; Comunanza; Fabriano; Naples; Siena; Teverola
Poland:	Lodz; Radomsko; Wroclaw
Russia:	Lipetsk
Slovakia:	Poprad
South Africa:	Isithebe
Turkey:	Manisa
United Kingdom:	Yates

Asia:
China:	ChangXing (Joint Venture); Hefei; Shunde
India:	Faridabad; Pondicherry; Pune

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 7 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 12, 2016, the number of holders of record of Whirlpool common stock was approximately 10,631.
Quarterly market and dividend information can be found in Note 15 (unaudited) to the Consolidated Financial Statements.
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. For the years ended December 31, 2015 and 2014, we repurchased 1,505,299 shares at an aggregate purchase price of approximately $250 million and 165,900 shares at an aggregate purchase price of approximately $25 million. At December 31, 2015, there were approximately $225 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2015:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2015 through October 31, 2015	984,699	$157.62	984,699	$225
November 1, 2015 through November 30, 2015	—	—	—	225
December 1, 2015 through December 31, 2015	—	—	—	225
Total	984,699	$157.62	984,699
The following table summarizes repurchases of Whirlpool's common stock in the twelve months ended December 31, 2015:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2015 through March 31, 2015	—	$—	—	$475
April 1, 2015 through June 30, 2015	267,400	186.60	267,400	425
July 1, 2015 through September 30, 2015	253,200	177.30	253,200	380
October 1, 2015 through December 31, 2015	984,699	157.62	984,699	225
Total	1,505,299	$166.08	1,505,299

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2015	2014	2013	2012	2011
CONSOLIDATED OPERATIONS
Net sales	$20,891	$19,872	$18,769	$18,143	$18,666
Restructuring costs	201	136	196	237	136
Depreciation and amortization	668	560	540	551	558
Operating profit	1,285	1,188	1,249	869	792
Earnings (loss) before income taxes and other items	1,031	881	917	558	(28)
Net earnings	822	692	849	425	408
Net earnings available to Whirlpool	783	650	827	401	390
Capital expenditures	689	720	578	476	608
Dividends paid	269	224	187	155	148
CONSOLIDATED FINANCIAL POSITION
Current assets	$7,325	$8,098	$7,022	$6,827	$6,422
Current liabilities	7,744	8,403	6,794	6,510	6,297
Accounts receivable, inventories and accounts payable, net	746	778	548	694	947
Property, net	3,774	3,981	3,041	3,034	3,102
Total assets	19,010	20,002	15,544	15,396	15,181
Long-term debt	3,470	3,544	1,846	1,944	2,129
Total debt(1)	3,998	4,347	2,463	2,461	2,491
Whirlpool stockholders’ equity	4,743	4,885	4,924	4,260	4,181
PER SHARE DATA
Basic net earnings available to Whirlpool	$9.95	$8.30	$10.42	$5.14	$5.07
Diluted net earnings available to Whirlpool	9.83	8.17	10.24	5.06	4.99
Dividends	3.45	2.88	2.38	2.00	1.93
Book value(2)	59.54	61.39	60.97	53.70	53.50
Closing Stock Price—NYSE	146.87	193.74	156.86	101.75	47.45
KEY RATIOS
Operating profit margin	6.2%	6.0%	6.7%	4.8%	4.2%
Pre-tax margin(3)	4.9%	4.4%	4.9%	3.1%	(0.2)%
Net margin(4)	3.7%	3.3%	4.4%	2.2%	2.1%
Return on average Whirlpool stockholders’ equity(5)	16.3%	13.3%	18.0%	9.5%	9.3%
Return on average total assets(6)	4.0%	3.7%	5.3%	2.6%	2.5%
Current assets to current liabilities	0.9	1.0	1.0	1.0	1.0
Total debt as a percent of invested capital(7)	41.3%	42.9%	33.0%	36.0%	36.8%
Price earnings ratio(8)	14.9	23.7	15.3	20.1	9.5
OTHER DATA
Common shares outstanding (in thousands):
Average number—on a diluted basis	79,667	79,578	80,761	79,337	78,143
Year-end common shares outstanding	77,221	77,956	77,417	78,407	76,451
Year-end number of stockholders	10,663	11,225	11,889	12,759	13,527
Year-end number of employees	97,000	100,000	69,000	68,000	68,000
Five-year annualized total return to stockholders(9)	13.0%	22.0%	34.0%	7.6%	(8.1)%

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
ABOUT WHIRLPOOL
Whirlpool Corporation (“Whirlpool”) is the number one major appliance manufacturer in the world with net sales of approximately $21 billion and net earnings available to Whirlpool of $783 million in 2015. We are a leading producer of major home appliances in North America, Latin America and Europe, and have a significant presence throughout China and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Latin America, EMEA (Europe, Middle East and Africa) and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
The charts below summarize the balance of net sales by reportable segment for 2015, 2014 and 2013, respectively:
We monitor country-specific economic factors such as gross domestic product, unemployment, consumer confidence, retail trends, housing starts and completions, sales of existing homes and mortgage interest rates as key indicators of industry demand. In addition to profitability, we also focus on country, brand, product and channel sales when assessing and forecasting financial results.
Our leading portfolio of brands includes Whirlpool, Maytag, KitchenAid, Embraco, Brastemp, Consul and Indesit, each of which generated annual revenues in excess of $1 billion. Our global branded consumer products strategy is to introduce innovative new products, increase brand customer loyalty, expand our presence outside the United States, enhance our trade management platform, improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Affresh cleaners and Gladiator GarageWorks, through businesses that leverage our core competencies and business infrastructure.
OVERVIEW
Whirlpool delivered strong results in 2015, driving revenue growth, margin expansion and strong cash generation by leveraging our industry leading brand portfolio and innovative new products within our core appliance and adjacent businesses. We achieved these results through strong focus and decisive action plans in a global environment that saw rapid emerging markets demand decline and strengthening of U.S. dollar against most global currencies. Over the past year, we made moves to reshape our global operating footprint, respond to shifts in the operating environment and invest in our brands and products. We made substantial progress toward integrating Indesit in Europe and Hefei Sanyo in China, our 2014 acquisitions, that create leading

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

positions as a western company, in those markets. We have great opportunities for growth as demand in the U.S. continues to recover and we are very well positioned to capitalize when growth returns to emerging markets such as Brazil, China, and Russia.
We believe that continued execution of our business priorities and a focus on long-term growth will allow the Company to adapt to changes in the macroeconomic environment and continue to create shareholder value.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - Millions of dollars (except per share data)	2015	Better/(Worse)	2014	Better/(Worse)	2013
Net sales	$20,891	5.1%	$19,872	5.9%	$18,769
Gross margin	3,690	8.7	3,395	2.9	3,298
Selling, general and administrative	2,130	(4.6)	2,038	(11.5)	1,828
Restructuring costs	201	(48.2)	136	30.9	196
Interest and sundry income (expense)	(89)	36.7	(142)	8.6	(155)
Interest expense	(165)	(0.2)	(165)	6.7	(177)
Income tax expense	209	10.1	189	nm	68
Net earnings available to Whirlpool	783	20.4	650	(21.3)	827
Diluted net earnings available to Whirlpool per share	$9.83	20.3%	$8.17	(20.2)%	$10.24
nm: not meaningful
Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by operating segment:

	December 31,
Units Sold - In thousands	2015	Better/(Worse)	2014	Better/(Worse)	2013
North America	27,273	1.4%	26,892	3.8%	25,895
EMEA	25,145	59.7	15,744	32.2	11,907
Latin America	10,084	(21.3)	12,821	(4.5)	13,422
Asia	7,770	78.8	4,346	11.0	3,917
Consolidated	70,272	17.5%	59,803	8.5%	55,141

	December 31,
Consolidated Net Sales - Millions of dollars	2015	Better/(Worse)	2014	Better/(Worse)	2013
North America	$10,732	0.9%	$10,634	4.5%	$10,178
EMEA	5,601	43.4	3,905	29.1	3,024
Latin America	3,349	(28.5)	4,686	(4.9)	4,928
Asia	1,417	73.6	816	1.2	807
Other/eliminations	(208)	nm	(169)	nm	(168)
Consolidated	$20,891	5.1%	$19,872	5.9%	$18,769
nm: not meaningful
Consolidated net sales increased 5.1% compared to 2014 primarily driven by increased volume due to acquisitions and favorable product price/mix, partially offset by the unfavorable impact of foreign currency and a weakened demand environment in emerging markets. Excluding the impact of foreign currency, consolidated net sales increased 18.1% compared to 2014. Consolidated net sales for 2014 increased 5.9% compared to 2013 primarily due to favorable product price/mix, increased volume due to acquisitions, partially offset by the unfavorable impact of foreign currency and lower BEFIEX credits. Excluding the impact of foreign currency and BEFIEX credits, consolidated net sales for 2014 increased 8.4% compared to 2013.

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
Significant regional trends were as follows:

•
North America net sales increased 0.9% compared to 2014 primarily due to a 1.4% increase in units sold and favorable product price/mix, partially offset by foreign currency. Excluding the impact of foreign currency, net sales increased 3.2% in 2015. North America net sales for 2014 increased 4.5% compared to 2013 primarily due to a 3.8% increase in units sold and favorable product/price mix, partially offset by foreign currency. Excluding the impact of foreign currency, net sales increased 5.1% in 2014.

•
EMEA net sales increased 43.4% compared to 2014, primarily due to a 59.7% increase in units sold due to the acquisition of Indesit and favorable product mix, partially offset by unfavorable foreign currency. Excluding the impact of foreign currency, net sales increased 75.3% in 2015. In 2014 EMEA net sales increased 29.1% compared to 2013, primarily due to a 32.2% increase in units sold due to the acquisition of Indesit, partially offset by unfavorable product/price mix and foreign currency. Excluding the impact of foreign currency, net sales increased 29.6% in 2014.

•
Latin America net sales decreased 28.5% compared to 2014 primarily due to a 21.3% decrease in units sold and unfavorable foreign currency, partially offset by favorable product mix. Excluding the impact of foreign currency, Latin America net sales decreased 5.9% in 2015. Latin America net sales for 2014 decreased 4.9% compared to 2013 primarily due to a 4.5% decrease in units sold, lower BEFIEX credits and unfavorable foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency and BEFIEX credits, Latin America net sales increased 2.5% in 2014.

We recognized approximately $0, $14 million and $109 million of BEFIEX credits in 2015, 2014 and 2013, respectively. As of December 31, 2015, approximately $34 million of future cash monetization remained for court awarded fees, which is not expected to be payable for several years. For additional information regarding BEFIEX credits, see Notes 7 and 12 of the Notes to the Consolidated Financial Statements.

•
Asia net sales increased 73.6% compared to 2014 primarily due to the acquisition of Hefei Sanyo. Excluding the impact of foreign currency, Asia net sales increased 78.3% in 2015. Asia net sales for 2014 increased 1.2% compared to 2013 primarily due to the acquisition of Hefei Sanyo, partially offset by foreign currency, product transition costs and unfavorable product price/mix. Excluding the impact of foreign currency, Asia net sales increased 4.1% in 2014.

Gross Margin
The table below summarizes gross margin percentages by region:

	December 31,
Percentage of net sales	2015	Change	2014	Change	2013
North America	18.9%	1.5 pts	17.4%	(0.7) pts	18.1%
EMEA	14.7	—	14.7	3.5	11.2
Latin America	14.9	(2.9)	17.8	(1.6)	19.4
Asia	23.4	7.5	15.9	(2.7)	18.6
Consolidated	17.7%	0.6 pts	17.1%	(0.5) pts	17.6%
The consolidated gross margin percentage increased 60 basis points to 17.7% compared to 2014, primarily due to ongoing cost productivity, favorable product price/mix, acquisition synergies and capacity optimization initiatives, partially offset by foreign currency.
Significant regional trends were as follows:

•
North America gross margin increased compared to 2014 primarily due to ongoing cost productivity and recognition of postretirement-benefit curtailment gains, partially offset by unfavorable foreign currency. North America gross margin for 2014 decreased compared to 2013 primarily due to the impact of product transitions, partially offset by productivity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

•
EMEA gross margin was flat compared to 2014 primarily due to benefits from the Indesit acquisition, favorable product price/mix, ongoing cost productivity, and capacity optimization initiatives, partially offset by unfavorable foreign currency, legacy Indesit product corrective action costs and increased investments in marketing, technology and products. During 2014, EMEA gross margin increased compared to 2013 primarily due to increased productivity, acquisition synergies and restructuring benefits, partially offset by unfavorable product price/mix and unfavorable foreign currency.

•
Latin America gross margin decreased compared to 2014 primarily due to unfavorable foreign currency and the weakened demand environment in Brazil, partially offset by higher product price/mix. During 2014, Latin America gross margin decreased compared to 2013 primarily due to lower BEFIEX credits, higher material costs and unfavorable foreign currency, partially offset by higher product price/mix.

•
Asia gross margin increased in 2015 when compared to 2014, primarily due to acquisition synergies, partially offset by increased investments in marketing, technology and products. During 2014, Asia gross margin decreased compared to 2013 primarily due to expenses related to the acquisition of Hefei Sanyo, foreign currency and unfavorable material costs, partially offset by favorable product price/mix, productivity and acquisition synergies.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by region:

	December 31,
Millions of dollars	2015	As a % of Net Sales	2014	As a % of Net Sales	2013	As a % of Net Sales
North America	$762	7.1%	$761	7.2%	$758	7.5%
EMEA	604	10.8	506	13.0	338	11.2
Latin America	315	9.4	359	7.7	399	8.1
Asia	226	16.0	146	17.9	116	14.4
Corporate/other	223	—	266	—	217	—
Consolidated	$2,130	10.2%	$2,038	10.3%	$1,828	9.7%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2015 remained flat compared to 2014 reflecting the favorable impact of acquisition synergies, partially offset by foreign currency. Selling, general and administrative expenses as a percent of consolidated net sales in 2014 increased compared to 2013, reflecting acquisition-related costs and investment expenses.
Restructuring
During 2014 and the twelve months ended December 31, 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Hefei Sanyo, which we have since renamed Whirlpool (China) Co., Ltd. ("Whirlpool China") and Indesit, and (c) the closure of a research and development facility in Germany in 2016.
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
We estimate that we will incur up to €179 million (approximately $194 million as of December 31, 2015) in employee-related costs, €25 million (approximately $27 million as of December 31, 2015) in asset impairment costs, and €37 million (approximately $40 million as of December 31, 2015) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018. We estimate €209 million (approximately $227 million as of December 31, 2015) of the estimated €241 million total cost will result in future cash expenditures.
We incurred restructuring charges of $201 million, $136 million, and $196 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

For the full year 2016, we expect to incur up to $200 million of restructuring charges, which will result in ongoing substantial cost reductions. Additional information about restructuring activities can be found in Note 11 of the Notes to the Consolidated Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) decreased $53 million compared to 2014, primarily due to a $64 million gain related to a business investment in Brazil during the second quarter of 2015, and previous year investment expenses related to the Hefei Sanyo and Indesit acquisitions during 2014, partially offset by impact from foreign currency. During 2014, interest and sundry income (expense) decreased $13 million compared to 2013, primarily driven by lower charges related to Embraco antitrust matters and a Brazilian government settlement occurring in 2013.
For additional information about the Embraco antitrust matters and the Brazilian government settlement, see Note 7 of the Notes to the Consolidated Financial Statements. For additional information about the acquisitions of Hefei Sanyo and Indesit, see Note 2 of the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense was unchanged compared to 2014. This was a result of higher average long-term debt balances, offset by lower average interest rates on long-term debt. During 2014, interest expense decreased $12 million compared to 2013, primarily due to lower interest rates.
Income Taxes
Income tax expense was $209 million, $189 million, and $68 million in 2015, 2014 and 2013, respectively. The increase in tax expense in 2015 compared to 2014 is primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate.
The increase in tax expense in 2014 compared to 2013 is primarily due to the absence of United States energy tax credits recognized in 2013.
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
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2015	2014	2013
Earnings before income taxes
United States	$555	$325	$149
Foreign	476	556	768
Earnings before income taxes	1,031	881	917

Income tax computed at United States statutory rate	361	308	321
U.S. government tax incentives, including Energy Tax Credits	(13)	(10)	(142)
Foreign government tax incentives, including BEFIEX	(19)	(46)	(63)
Foreign tax rate differential	(36)	(17)	(17)
U.S. foreign tax credits	(103)	(148)	(231)
Valuation allowances	(95)	9	16
State and local taxes, net of federal tax benefit	18	5	7
Foreign withholding taxes	16	16	29
U.S. tax on foreign dividends and subpart F income	57	56	195
Settlement of global tax audits	16	(5)	(54)
Other items, net	7	21	7
Income tax expense computed at effective worldwide tax rates	$209	$189	$68

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share and industry demand for 2016 to be within the following ranges:

	2016
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2016	$11.25	—	$12.00
Including:
Restructuring Expense	$(2.40)
Combined Acquisition Related Transition Costs	$(0.30)

Industry demand
North America	+5%
EMEA	0%	—	+2%
Latin America (1)	(10%)
Asia	Flat
(1) Primarily reflects industry demand in Brazil.
For the full-year 2016, we expect to generate free cash flow between $700 million and $800 million, including restructuring cash outlays of up to $200 million, capital expenditures of $700 million to $750 million and EMEA legacy product warranty costs of $155 million.
The table below reconciles projected 2016 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.

	2016
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,400	—	$1,550
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(700)	—	(750)
Free cash flow	$700	—	$800
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
On October 24, 2014, Whirlpool's wholly-owned subsidiary completed its acquisition of a 51% equity stake in Whirlpool China. The aggregate purchase price for the transaction was RMB 3.4 billion (approximately $551 million at the dates of purchase for each step of the transaction). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement step of the transaction is considered restricted cash, which is used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital. Additional information about the transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In July 2015, Whirlpool China suspended trading of its stock pursuant to listing rules of the Shanghai Stock Exchange in connection with its response to a notification from China's securities regulatory agency to all listed companies aimed at addressing volatility in China's securities market. In December 2015, Whirlpool China resumed trading of its stock in accordance with relevant Chinese laws and the Shanghai Stock Exchange's listing rules.
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans and returns to shareholders. We also have $508 million of term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
We continue to monitor general financial instability and uncertainty globally. As of December 31, 2015, the only country where we had cash or cash equivalents greater than 1% of our consolidated assets was China, which represented 1.9%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exception of Italy, which represented 1.5%.
We also continue to review customer conditions across the Eurozone. As of December 31, 2015, we had €79 million (approximately $86 million as of December 31, 2015) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €33 million (approximately $36 million as of December 31, 2015) of the outstanding receivables were overdue as of December 31, 2015. In the fourth quarter of 2014, Whirlpool and Alno entered into an agreement to revise the previous standstill agreement to amend the payment terms of the overdue trade receivables. The new agreement cured the violation of the prior agreement and Alno's overdue balance remains due in full by the end of the fourth quarter of 2016. Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
In 2014, Whirlpool sold shares held in Alno AG, which resulted in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG.
The Company had cash and cash equivalents of $772 million at December 31, 2015, of which $726 million was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable United States taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
Sources and Uses of Cash
We met our cash needs during 2015 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash and cash equivalents at December 31, 2015 decreased $254 million compared to the same period in 2014. Significant drivers of changes in our cash and cash equivalents balance during 2015 are discussed below:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Cash Flow Summary

Millions of dollars	2015	2014	2013
Cash provided by (used in):
Operating activities	$1,225	$1,479	$1,262
Investing activities	(681)	(2,456)	(582)
Financing activities	(707)	705	(434)
Effect of exchange rate changes	(91)	(82)	(34)
Net increase (decrease) in cash and cash equivalents	$(254)	$(354)	$212
Cash Flows from Operating Activities
The decrease in cash provided by operating activities during 2015 reflects strong cash earnings, partially offset by changes in working capital and $72 million to fund our United States qualified pension plans.
The timing of cash flows from operations varies significantly throughout the year primarily due to changes in production levels, sales patterns, promotional programs, funding requirements as well as receivable and payment terms. Depending on timing of cash flows, the location of cash balances, as well as the liquidity requirements of each country, external sources of funding are used to support working capital requirements.
Cash Flows from Investing Activities
Changes in cash used in investing activities primarily reflect capital investments in each year, and the acquisitions of Indesit and Hefei Sanyo in 2014.
Cash Flows from Financing Activities
Cash used in financing activities during 2015 primarily reflects share repurchase activity under our new share repurchase program. Cash provided by financing activities during 2014 primarily reflect funding required to complete the acquisitions of Hefei Sanyo and Indesit. Cash used in financing activities during 2013 primarily reflects share repurchase activity under our previous share repurchase program.
Financing Arrangements
We have committed credit facilities in Brazil, which provide borrowings up to 1.0 billion Brazilian reais (approximately $256 million as of December 31, 2015) maturing at various times from 2016 to 2017. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2015 and 2014.
On September 25, 2015, we entered into an Amended and Restated Short-Term Credit Agreement (the “Amended 364-Day Facility”). The Amended 364-Day Facility has a maturity date of September 23, 2016, aggregate borrowing capacity of $500 million and amends and restates in its entirety the Short-Term Credit Agreement entered into on September 26, 2014 (the “Original 364-Day Facility”).
Collectively, the $500 million Amended 364-Day Facility, a €250 million European facility added in July 2015 and the existing $2.0 billion long-term credit facility provide total committed credit facilities of approximately $2.8 billion (the “Facilities”), which is fundamentally unchanged from the $3.0 billion in committed credit facilities available as of December 31, 2014. The resulting Facilities are sufficient, more geographically diverse, and better reflect our growing global operations.
The interest and fee rates payable with respect to the Amended 364-Day Facility based on our current debt rating are unchanged from the Original 364-Day Facility and are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the date hereof. The Amended 364-Day Facility contains customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets. We are in compliance with financial covenant requirements at December 31, 2015 and 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

On September 26, 2014, we entered into a Second Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility amends, restates and extends the Company's prior five-year credit facility, which was scheduled to mature on June 28, 2016. The Long-Term Facility increased the prior $1.7 billion facility to an aggregate amount of $2.0 billion, with an option to increase the total amount to up to $2.5 billion by exercise of an accordion feature. The Long-Term Facility has a maturity date of September 26, 2019. The Long-Term Facility includes a letter of credit sublimit of $200 million. The interest and fee rates payable with respect to the Long-Term Facility based on our debt rating are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.15%, as of the effective date of the Long-Term Facility.
We had no borrowings outstanding under the Amended 364-Day Facility or the Long-Term Facility at December 31, 2015 or 2014, respectively.
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
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. For the years ended December 31, 2015 and 2014, we repurchased 1,505,299 shares at an aggregate purchase price of approximately $250 million and 165,900 shares at an aggregate purchase price of approximately $25 million. At December 31, 2015, there were approximately $225 million in remaining funds authorized under this program.
Supplier Financing
We offer our suppliers access to third party payables processors. Independent of Whirlpool, the processors allow suppliers to sell their receivables to financial institutions at the discretion of only the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

agreements. As of December 31, 2015 and 2014, approximately $1.2 billion and $1.6 billion, respectively, are outstanding under the programs with participating financial institutions.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2016	2017 & 2018	2019 & 2020	Thereafter
Long-term debt obligations(1)	$4,709	$601	$1,060	$929	$2,119
Operating lease obligations	929	218	317	198	196
Purchase obligations(2)	986	248	326	226	186
Brazilian government settlement(3)	6	6		—	—
United States & Foreign pension plans(4)	830	17	125	200	488
Other postretirement benefits(5)	374	52	96	79	147
Legal settlements(6)	29	29	—	—	—
Total(7)	$7,863	$1,171	$1,924	$1,632	$3,136

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

(4)
Represents the minimum contributions required for foreign and domestic pension plans based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2015. Management may elect to contribute amounts in addition to those required by law. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.

(5)	Represents our portion of expected benefit payments under our retiree healthcare plans.

(6)	For additional information regarding legal settlements, see Note 7 of the Notes to the Consolidated Financial Statements.

(7)
This table does not include short-term credit facility and commercial paper borrowings. For additional information about short-term borrowings, see Note 6 of the Notes to the Consolidated Financial Statements. This table does not include future anticipated income tax settlements; see Note 12 of the Notes to the Consolidated Financial Statements.

WHIRLPOOL CHINA ACQUISITION
On August 12, 2013, Whirlpool's wholly-owned subsidiary, Whirlpool China, reached agreements to acquire a 51% equity stake in a leading home appliances manufacturer, Hefei Sanyo, a joint stock company whose shares are listed and traded on the Shanghai Stock Exchange. This transaction was completed on October 24, 2014. Hefei Sanyo has since been renamed to "Whirlpool China Co., Ltd." The aggregate purchase price was RMB 3.4 billion (approximately $551 million at the dates of purchase). The Company funded the total consideration for the shares with cash on hand. The cash paid for the private placement portion of the transaction is considered restricted cash, which will be used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.
We expect the acquisition will accelerate Whirlpool’s profitable growth in the Chinese appliance market. During 2014, Whirlpool began integrating the manufacturing, administrative, supply chain and technology operations of Hefei Sanyo. The results of Hefei Sanyo’s operations have been included in the Consolidated Financial Statements beginning October 24, 2014.
Hefei Sanyo has an established and broad distribution network that includes more than 30,000 outlets throughout China. Their significant presence in rural areas complements Whirlpool’s presence in China’s higher-tier cities. With this acquisition, Whirlpool also gains manufacturing scale and a competitive cost structure in the city of Hefei. The ability to consolidate operations offers strong synergies as Whirlpool will provide extensive technical, marketing and product development, combined with Hefei Sanyo’s sales execution and operational strengths, to support the next phase of development in the advancement of Whirlpool China as an important global production and research and development center for the home appliance sector.
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
The acquisition builds our market position and will enable growth in EMEA. The results of Indesit’s operations have been included in the Consolidated Financial Statements beginning October 14, 2014.
Further discussion of this transaction can be found in Note 2 of the Notes to the Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At December 31, 2015 and December 31, 2014, the guaranteed amounts totaled $260 million and $492 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with these guarantees in 2015 or 2014.
We have guaranteed a $43 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was amended in 2015 by Harbor Shores and reduced to $43 million, was refinanced in December 2012 and we renewed our guarantee through 2017. The fair value of the guarantee is nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and governmental obligations related to certain employee benefit arrangements. As of December 31, 2015 and 2014, we had approximately $290 million and $401 million outstanding under these agreements, respectively.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Our pension and other postretirement benefit obligations at December 31, 2015 and preliminary retirement benefit costs for 2016 were prepared using the assumptions that were determined as of December 31, 2015. The following table summarizes the sensitivity of our December 31, 2015 retirement obligations and 2016 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2016 Expense	PBO/APBO* for 2015
United States Pension Plans
Discount rate	+/-50bps	$ (0)/1	$ (182)/208
Expected long-term rate of return on plan assets	+/-50bps	(13)/13	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	1/(1)	(13)/15
Health care cost trend rate	+/-100bps	–	1/(1)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans.
These sensitivities may not be appropriate to use for other years’ financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 13 of the Notes to the Consolidated Financial Statements.
Income Taxes
We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards, foreign tax credits and deductible temporary differences, that are expected to be realizable in future years. Realization of our net operating loss and foreign tax credit deferred tax assets is supported by specific tax planning strategies and, where possible, considers projections of future profitability. If recovery is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will benefit income tax expense in the period such determination is made.
As of December 31, 2015 and 2014, we had total deferred tax assets of $3.3 billion and $3.2 billion, respectively, net of valuation allowances of $286 million and $308 million, respectively. Our income tax benefit or expense has fluctuated considerably over the last five years from a tax benefit of $436 million in 2011 to the current year tax expense of $209 million and has been influenced primarily by U.S. energy tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors including, remaining BEFIEX credits, business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1, 7 and 12 of the Notes to the Consolidated Financial Statements.
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales. As of December 31, 2015, all BEFIEX credits that were available to be monetized had been monetized. For additional information regarding BEFIEX credits, see Note 7 of the Notes to the Consolidated Financial Statements.
Legacy Product Corrective Action Reserves
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to consumers, we are currently investigating a limited number of potential quality and safety issues globally. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit. These dryer production platforms were developed by Indesit prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. Whirlpool has implemented modifications at the point of manufacture to ensure that dryers produced after October 2015 are not affected by this issue. An outreach and service campaign is underway to modify dryers that have already been sold. Such dryers were manufactured between April 2004 and October 2015 and sold in the UK and other countries in the EMEA region under the Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas) and Indesit brand names, as well as various other brands owned by other manufacturers, distributors and retailers whose products Indesit produced.
In September 2015, we recorded a liability related to the corrective action. We estimate the most probable pre-tax and after tax cost of the corrective action to be €245 million and €196 million respectively (approximately $274 million and $219 million respectively, as of September 30, 2015) based on certain tax deductibility assumptions.
Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill of €210 million (approximately $235 million as of September 30, 2015). During 2015, we recognized expenses of $39 million related to legacy product corrective action on the heritage Indesit product in Europe. The establishment of this liability is based on several assumptions such as customer response rate, consumer options, field repair costs, inventory repair costs, and timing of tax deductibility. Our experience with respect to these factors may cause our actual costs to differ significantly from our estimated costs. In addition, we intend to seek indemnity under the terms of the Indesit acquisition agreements. Any amounts we recover from the seller would reduce our net costs.
We expect the corrective action affecting these dryers to have future cash expenditures in 2016 of approximately $155 million with the remaining cash expenditures occurring in 2017.
For additional information about the Indesit corrective action, see Note 7 of the Notes to the Consolidated Financial Statements.
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
Goodwill and Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademark assets, based on estimated fair value, with any remaining purchase price recorded as goodwill. Most trademarks and goodwill are considered indefinite-life intangible assets and as such, are not amortized. At December 31, 2015, we had goodwill of approximately $3.0 billion. There have been no changes to our reporting units or allocations of goodwill by reporting units except for goodwill resulting from the acquisitions and changes in purchase price allocations, or the impact of foreign currency. We have trademark assets in our North America, EMEA and Asia operating segments with a total carrying value of approximately $2.7 billion as of December 31, 2015.
We perform our annual impairment assessment for goodwill and other indefinite-life intangible assets as of October 1st and more frequently if indicators of impairment exist.
In 2015, the Company elected to perform a quantitative analysis using a discounted cash flow model and other valuation techniques, to evaluate goodwill and other indefinite-life intangible assets.
Many of the factors used in assessing fair values are outside the control of management and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments.
Goodwill Valuations
In performing a quantitative assessment, we estimate fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses operating

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

segments projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The estimated fair value of each operating segment is compared to their respective carrying values.
Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Additionally we validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. We consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
If actual results are not consistent with managements’ estimate and assumptions, goodwill may be overstated and a charge against net income would be required, which would adversely affect the Company’s financial statements.
Based on the results of our quantitative assessment conducted on October 1, 2015, the fair values of Whirlpool's operating segments continue to exceed their respective carrying values. The range by which the excess fair value of our operating segments' goodwill exceeded their respective carrying values was 12% to 108%.
Intangible Valuations
When performing a quantitative assessment, we estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate based on our weighted average cost of capital. If the estimated fair value of the indefinite-lived intangible asset is less than its carrying value, we would recognize an impairment loss.
Two trademarks acquired in fourth quarter of 2014 have fair values that exceed their carrying values by less than 10%. The fair values of all other trademarks exceeded their carrying values by more than 10% with the exception of one North American trademark. The fair value of this North American trademark exceeded its carrying value of approximately $1 billion by 5% in 2014 and 2015. We expect revenue trends for this brand to improve as we continue to execute specific brand investments and product development plans. Our assessment indicates no impairment as of December 31, 2015.
We performed a sensitivity analysis on our estimated fair value noting that a 10% reduction of forecasted revenues, a 50 basis point reduction in royalty rate, or a 50 basis point increase in discount rate would result in an impairment of approximately $51 million, $80 million or $22 million respectively.
If actual results are not consistent with managements’ estimate and assumptions, indefinite-life intangible assets may be overstated and a charge against net income would be required, which would adversely affect the Company’s financial statements.
Based on the results of our quantitative assessment performed as of October 1, 2014, impairment of two trademarks was determined to exist, primarily driven by a change in our brand strategy in EMEA as a result of the acquisition of Indesit and resulted in a charge of approximately $12 million in 2014.
For additional information about goodwill and intangible valuations, see Note 3 of the Notes to the Consolidated Financial Statements.
ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for annual reporting periods beginning after December 15, 2016. While we have not completed our impact analysis, we do not expect the adoption to have a material impact on our Consolidated Financial Statements, and do not plan to elect early adoption of the standard.

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

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting-Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)". There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

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

In November 2015, FASB issued ASU No. 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes", which supersedes the guidance in Topic 740, Income Taxes, that requires an entity to separate deferred tax liabilities and assets into a current amount and noncurrent amount in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. We have not yet determined the potential effects from this pronouncement on our Consolidated Financial Statements.
All other issued but not yet effective accounting pronouncements are not expected to have a material effect on our Consolidated Financial Statements.
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States. Embraco has also resolved certain other claims and certain claims remain pending. Additional lawsuits could be filed.
At December 31, 2015, $10 million remains accrued, with installment payments of $8 million, plus interest, due at various times through 2016. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations’ recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the year ended December 31, 2015. We monetized $14 million and $109 million of BEFIEX credits during the years ended December 31, 2014 and 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of December 31, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.5 billion Brazilian reais (approximately $395 million as of December 31, 2015).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 219 million Brazilian reais (approximately $56 million as of December 31, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 161 million Brazilian reais (approximately $41 million as of December 31, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. There was a nominal amount of outstanding principal, interest, and penalties at December 31, 2015, the payments for which we will complete during 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including for the monetization of BEFIEX credits and other matters, which are at various stages of review in numerous administrative and judicial proceedings. Sessions of trial of the Brazilian administrative council of tax appeals, or CARF, have resumed after having been suspended for several months while changes in CARF procedures and staffing were implemented. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Other Litigation
We have vigorously defended against numerous lawsuits pending in the United States relating to certain of our front load washing machines. We have reached preliminary agreement on a settlement that will resolve all such class action lawsuits. The settlement has been accounted for in interest and sundry income (expense) in the fourth quarter of 2015. The settlement requires court approval in order to be finalized, and we are proceeding through the court process to request such approval.
In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, fraud, and violation of federal and state regulations, including consumer protection acts. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.
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
Antidumping Petition

On December 16, 2015, we submitted a petition requesting that the U.S. Department of Commerce and the United States International Trade Commission initiate antidumping investigations regarding large residential washers from China sold by Samsung and LG into the United States. The purpose of this petition, similar to the petitions we filed in December 2011 regarding large residential washers from South Korea and Mexico, is to establish conditions of fair competition in the United States that will support significant investment and innovation in the production of large residential washers in the United States and the U.S. jobs created by that production. This petition is the result of our continual monitoring of the large residential washer landscape, which highlighted that Samsung and LG have continued to dump washers into the United States following the conclusion of our earlier case in 2013. The Whirlpool washers affected by the imports subject in this case are made in Clyde, Ohio.

There are several steps in the process of the antidumping investigation.  We expect a preliminary determination of the amount of dumping in July 2016.  The preliminary determination will be followed by several other steps leading to a final decision from the U.S. Department of Commerce and the U.S. International Trade Commission, which we expect in January 2017.

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) acquisition and investment-related risk, including risk associated with our acquisitions of Hefei Sanyo and Indesit, and risk associated with our increased presence in emerging markets; (3) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (4) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (5) fluctuations in the cost of key materials (including steel, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (6) the ability of Whirlpool to manage foreign currency fluctuations; (7) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (8) the effects and costs of governmental investigations or related actions by third parties; (9) changes in the legal and regulatory environment including environmental and health and safety regulations; (10) Whirlpool's ability to maintain its reputation and brand image; (11) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (12) information technology system failures and data security breaches; (13) product liability and product recall costs; (14) inventory and other asset risk; (15) the uncertain global economy and changes in economic conditions which affect demand for our products; (16) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (17) our ability to attract, develop and retain executives and other qualified employees; (18) the impact of labor relations; (19) Whirlpool's ability to obtain and protect intellectual property rights; and (20) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans.
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
We use foreign currency forward contracts, currency options and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2015, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $65 million or loss of approximately $80 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. As of December 31, 2015, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $35 million, respectively, related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
(Millions of dollars, except per share data)

	2015	2014	2013
Net sales	$20,891	$19,872	$18,769
Expenses
Cost of products sold	17,201	16,477	15,471
Gross margin	3,690	3,395	3,298
Selling, general and administrative	2,130	2,038	1,828
Intangible amortization	74	33	25
Restructuring costs	201	136	196
Operating profit	1,285	1,188	1,249
Other income (expense)
Interest and sundry income (expense)	(89)	(142)	(155)
Interest expense	(165)	(165)	(177)
Earnings before income taxes	1,031	881	917
Income tax expense	209	189	68
Net earnings	822	692	849
Less: Net earnings available to noncontrolling interests	39	42	22
Net earnings available to Whirlpool	$783	$650	$827
Per share of common stock
Basic net earnings available to Whirlpool	$9.95	$8.30	$10.42
Diluted net earnings available to Whirlpool	$9.83	$8.17	$10.24
Weighted-average shares outstanding (in millions)
Basic	78.7	78.3	79.3
Diluted	79.7	79.6	80.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31,
(Millions of dollars)

	2015	2014	2013
Net earnings	$822	$692	$849

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(432)	(392)	(122)
Derivative instruments:
Net gain (loss) arising during period	(25)	10	(9)
Less: reclassification adjustment for gain (loss) included in net earnings	(2)	11	(11)
Derivative instruments, net	(23)	(1)	2
Marketable securities:
Net gain arising during period	3	—	7
Marketable securities, net	3	—	7
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	(5)	(11)	(2)
Net gain (loss) arising during period	(55)	(242)	475
Less: amortization of prior service credit (cost) and actuarial (loss)	19	(20)	(35)
Defined benefit pension and postretirement plans, net:	(79)	(233)	508
Other comprehensive income (loss), before tax	(531)	(626)	395
Income tax benefit (expense) related to items of other comprehensive income (loss)	30	80	(165)
Other comprehensive income (loss), net of tax	$(501)	$(546)	$230

Comprehensive income	$321	$146	$1,079
Less: comprehensive income, available to noncontrolling interests	30	38	19
Comprehensive income available to Whirlpool	$291	$108	$1,060

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$772	$1,026
Accounts receivable, net of allowance of $160 and $154, respectively	2,530	2,768
Inventories	2,619	2,740
Deferred income taxes	451	417
Prepaid and other current assets	953	1,147
Total current assets	7,325	8,098
Property, net of accumulated depreciation of $5,953 and $5,959, respectively	3,774	3,981
Goodwill	3,006	2,807
Other intangibles, net of accumulated amortization of $327 and $267, respectively	2,678	2,803
Deferred income taxes	1,850	1,900
Other noncurrent assets	377	413
Total assets	$19,010	$20,002
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,403	$4,730
Accrued expenses	675	852
Accrued advertising and promotions	706	673
Employee compensation	452	499
Notes payable	20	569
Current maturities of long-term debt	508	234
Other current liabilities	980	846
Total current liabilities	7,744	8,403
Noncurrent liabilities
Long-term debt	3,470	3,544
Pension benefits	1,025	1,123
Postretirement benefits	390	446
Other noncurrent liabilities	707	690
Total noncurrent liabilities	5,592	5,803
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 111 million and 110 million shares issued, and 77 million and 78 million shares outstanding, respectively	111	110
Additional paid-in capital	2,641	2,555
Retained earnings	6,722	6,209
Accumulated other comprehensive loss	(2,332)	(1,840)
Treasury stock, 33 million and 32 million shares, respectively	(2,399)	(2,149)
Total Whirlpool stockholders’ equity	4,743	4,885
Noncontrolling interests	931	911
Total stockholders’ equity	5,674	5,796
Total liabilities and stockholders’ equity	$19,010	$20,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2015	2014	2013
Operating activities
Net earnings	$822	$692	$849
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	668	560	540
Curtailment gain	(63)	—	—
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable	(89)	(90)	(65)
Inventories	(141)	49	(112)
Accounts payable	14	359	275
Accrued advertising and promotions	74	121	28
Accrued expenses and current liabilities	(43)	(232)	82
Taxes deferred and payable, net	(42)	49	(105)
Accrued pension and postretirement benefits	(129)	(181)	(184)
Employee compensation	8	(17)	(23)
Other	146	169	(23)
Cash provided by operating activities	1,225	1,479	1,262
Investing activities
Capital expenditures	(689)	(720)	(578)
Proceeds from sale of assets and business	37	21	6
Change in restricted cash	47	74	—
Acquisition of Indesit Company S.p.A.	—	(1,356)	—
Acquisition of Hefei Rongshida Sanyo Electric Co., Ltd.	—	(453)	—
Investment in related businesses	(70)	(16)	(6)
Other	(6)	(6)	(4)
Cash used in investing activities	(681)	(2,456)	(582)
Financing activities
Proceeds from borrowings of long-term debt	531	1,483	518
Repayments of long-term debt	(283)	(606)	(513)
Net proceeds from short-term borrowings	(465)	63	5
Dividends paid	(269)	(224)	(187)
Repurchase of common stock	(250)	(25)	(350)
Purchase of noncontrolling interest shares	—	(5)	—
Common stock issued	38	38	95
Other	(9)	(19)	(2)
Cash provided by (used in) financing activities	(707)	705	(434)
Effect of exchange rate changes on cash and cash equivalents	(91)	(82)	(34)
Increase (decrease) in cash and cash equivalents	(254)	(354)	212
Cash and cash equivalents at beginning of year	1,026	1,380	1,168
Cash and cash equivalents at end of year	$772	$1,026	$1,380
Supplemental disclosure of cash flow information
Cash paid for interest	$178	$172	$179
Cash paid for income taxes	$251	$140	$158

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders’ Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2012	$4,367	$5,147	$(1,531)	$536	$108	$107
Comprehensive income
Net earnings	849	827	—	—	—	22
Other comprehensive income (loss)	230	—	233	—	—	(3)
Comprehensive income	1,079	827	233	—	—	19
Stock issued (repurchased)	(206)	—	—	(207)	1	—
Dividends declared	(206)	(190)	—	—	—	(16)
Balances, December 31, 2013	5,034	5,784	(1,298)	329	109	110
Comprehensive income
Net earnings	692	650	—	—	—	42
Other comprehensive income (loss)	(546)	—	(542)	—	—	(4)
Comprehensive income	146	650	(542)	—	—	38
Stock issued (repurchased)	59	—	—	58	1	—
Dividends declared	(244)	(225)	—	—	—	(19)
Acquisitions	801	—	—	19	—	782
Balances, December 31, 2014	5,796	6,209	(1,840)	406	110	911
Comprehensive income
Net earnings	822	783	—	—	—	39
Other comprehensive income (loss)	(501)	—	(492)	—	—	(9)
Comprehensive income	321	783	(492)	—	—	30
Stock issued (repurchased)	(163)	—	—	(164)	1	—
Dividends declared	(280)	(270)	—	—	—	(10)
Balances, December 31, 2015	$5,674	$6,722	$(2,332)	$242	$111	$931
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, is the world's leading manufacturer and marketer of major home appliances. Whirlpool manufactures products in 14 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, Jenn-Air and Indesit. Whirlpool’s reportable segments consist of North America, EMEA (Europe, Middle East and Africa), Latin America and Asia.
Principles of Consolidation
Our Consolidated Financial Statements include all majority-owned subsidiaries. All material intercompany transactions have been eliminated upon consolidation. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless that company is deemed to be a variable interest entity ("VIE") of which we are the primary beneficiary. Certain VIEs are consolidated when the company is the primary beneficiary of these entities and has the ability to directly impact the activities of these entities.
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
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.
Restricted Cash
Restricted cash relates to the private placement funds paid by Whirlpool to purchase a portion of the shares needed to acquire majority control of Hefei Sanyo in October 2014. The restricted cash is used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital. As of December 31, 2015 and 2014, restricted cash was approximately $191 million and $237 million, respectively. Approximately $48 million and $50 million is recorded in other current assets as of December 31, 2015 and 2014, respectively, with the remaining portion recorded in other non-current assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no Level 3 assets or liabilities at December 31, 2015 and 2014, with the exception of those disclosed in Note 13.
We measured fair value for money market funds and available for sale investments using quoted market prices in active markets for identical or comparable assets. We measured fair value for derivative contracts, all of which have counterparties with high credit ratings, based on model driven valuations using significant inputs derived from observable market data.
Inventories
Inventories are stated at first-in, first-out (“FIFO”) cost, except United States production inventories, which are stated at last-in, first-out (“LIFO”) cost, and Latin America and Asia and EMEA inventories, which are stated at average cost. Costs do not exceed net realizable values. See Note 5 for additional information about inventories.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method, excluding property acquired from the Hefei Sanyo and Indesit acquisitions. For non-production assets and assets acquired from Hefei Sanyo and Indesit, as of December 31, 2015 we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income, was $594 million, $527 million and $515 million in 2015, 2014 and 2013, respectively.
The following table summarizes our property as of December 31, 2015 and 2014:

Millions of dollars	2015	2014	Estimated Useful Life
Land	$131	$142	n/a
Buildings	1,614	1,616	10 to 50 years
Machinery and equipment	7,982	8,182	3 to 25 years
Accumulated depreciation	(5,953)	(5,959)
Property, net	$3,774	$3,981
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. During 2015 we retired approximately $221 million of machinery and equipment no longer in use. During 2014 we retired approximately $503 million of property, of which $450 million was machinery and equipment. Net gains and losses recognized in cost of products sold were not material for 2015, 2014 and 2013.
We record impairment losses on long-lived assets, excluding goodwill and intangibles, when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2015, 2014 and 2013.
Goodwill and Other Intangibles
In 2015, the Company elected to perform a quantitative analysis using a discounted cash flow model and other valuation techniques, to evaluate goodwill and other indefinite-life intangible assets.
Based on the results of our quantitative assessment conducted on October 1, 2015, the fair values of Whirlpool's operating segments continue to exceed their respective carrying values.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Accounts Payable Outsourcing
We offer our suppliers access to third party payable processors, independent to Whirlpool. The processors allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. In China, as a common practice we pay suppliers with banker’s acceptance drafts. Banker’s acceptance drafts allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2015 and 2014, approximately $1.2 billion and $1.6 billion, respectively, have been issued to participating financial institutions.
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
Research and Development Costs
Research and development costs are charged to expense and totaled $579 million, $563 million and $582 million in 2015, 2014 and 2013, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $310 million, $269 million and $304 million in 2015, 2014 and 2013, respectively.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets is recognized in income in the period of enactment date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Stock Based Compensation
We recognize stock based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The fair value of stock options is determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, expected forfeitures and dividend yield. Stock options are granted with an exercise price equal to the stock price on the date of grant. The fair value of restricted stock units and performance stock units is generally based on the closing market price of Whirlpool common stock on the grant date. See Note 10 for additional information about stock based compensation.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has approved a one year deferral of this standard, and this pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for annual reporting periods beginning after December 15, 2016. While we have not completed our impact analysis, we do not expect the adoption to have a material impact on our Consolidated Financial Statements. We do not anticipate early adoption of the standard.

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

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting-Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)". There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the third quarter of 2015. As a result, we have not retrospectively accounted for the measurement-period adjustments determined in the third quarter of 2015 related in Note 2 in our Consolidated Financial Statements.

In November 2015, FASB issued ASU No. 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes", which supersedes the guidance in Topic 740, Income Taxes, that requires an entity to separate deferred tax liabilities and assets into a current amount and noncurrent amount in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. We have not yet determined the potential effects from this pronouncement on our Consolidated Financial Statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
The following table presents the final allocation of purchase price related to the Whirlpool China and Indesit acquisitions, as of their respective dates of acquisition. The purchase price allocation was finalized as of September 30, 2015.

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
(1) We purchased a 51% controlling interest in Whirlpool China's net assets described in the table; the non-controlling interest was valued at $801 million, the market value of the stock price of the shares purchased on the date of acquisition
Goodwill, which is not deductible for tax purposes, has been allocated to the Asia and EMEA operating segments on the basis that the cost efficiencies identified will primarily benefit these segments of the business based on the allocation of the purchase price of the respective acquisitions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
The customer relationship intangibles of Hefei Sanyo were mainly allocated to its traditional trade distributors, which have an estimated useful life of up to 16 years based on low historical and projected customer attrition rates among its retailers. The majority of the intangible asset valuation for Indesit relates to the Indesit and Hotpoint brands (Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas), which are indefinite lived intangibles. The Company’s preliminary assessment as to trademarks having an indefinite life was based on a number of factors, including competitive environment, market share, brand history and product life cycles. The patents and other intangibles have an estimated useful life that varies based on the estimate of the expected life of the technology and the products associated with the technology. The estimated useful lives of the finite-lived intangible assets will be amortized on a straight line basis.
Pro Forma Results of Operations
The results of Whirlpool China and Indesit’s operations have been included in the Consolidated Financial Statements beginning October 24, 2014 and October 14, 2014, respectively. The following table provides pro forma results of operations for the twelve months ended December 31, 2014, as if Whirlpool China and Indesit had been acquired as of January 1, 2014. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets as well as interest expense on borrowings used to finance the acquisitions. Additionally, the pro forma results include adjustments to convert Whirlpool China and Indesit’s historical results from local accounting standards to U.S. GAAP. Pro forma results do not include any anticipated cost savings or other effects of the planned integration of these acquisitions. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Year Ended December 31,
Millions of dollars, except per share data	2014
Net sales	$23,204

Net earnings available to Whirlpool	700

Diluted net earnings per share	$8.79
Certain non-recurring acquisition-related costs and investment expenses of $30 million and $60 million were recorded by Whirlpool during 2014 related to the acquisitions of Whirlpool China and Indesit, respectively. Of these costs, $55 million were recorded in interest and sundry income (expense), with the remaining being recorded in selling, general and administrative.
(3)    GOODWILL AND OTHER INTANGIBLES
We evaluate goodwill and indefinite lived intangibles for impairment annually on October 1.
Goodwill
The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis.
In performing a quantitative assessment, we estimate fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses operating segments projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The estimated fair value of each operating segment is compared to their respective carrying values.
Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Additionally we validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. We consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions.
If the estimated fair value of the reporting unit is less than its carrying value, the Company then performs additional analysis to determine if the reporting unit’s goodwill should be impaired.
If actual results are not consistent with managements’ estimate and assumptions, goodwill may be overstated and a charge against net income would be required, which would adversely affect the Company’s financial statements.
We performed our assessment as of October 1, 2015, and determined there was no impairment of goodwill.
The following table summarizes goodwill attributable to our operating segments at December 31, 2015 and:

Millions of dollars	2015	2014
North America	$1,732	$1,715
EMEA	832	639
Latin America	3	4
Asia	439	449
Total	$3,006	$2,807
The change in the carrying value of goodwill was primarily due to purchase price allocations and the impact of foreign currency. Further discussion of purchase price allocations can be found in Note 2.
Other Intangible Assets
Based on the results of our annual assessment as of October 1, 2015, we determined that there were no impairments to our intangibles in 2015. In 2014 we recognized a $12 million impairment charge within selling, general and administrative expense of our EMEA operating segment related to two European trademarks which had a pre-impairment carrying value of $30 million in 2014.
Amortization expense was $74 million and $33 million for the years ended December 31, 2015 and 2014, respectively.
The following table summarizes other intangible assets at December 31, 2015 and 2014:

	2015			2014
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	632	(200)	$432	665	$(163)	$502
Patents and other (2)	359	(127)	232	348	(104)	244
Total other intangible assets, finite lives	$991	$(327)	$664	$1,013	$(267)	$746
Trademarks, indefinite lives	2,014	—	2,014	2,057	—	2,057
Total other intangible assets	$3,005	$(327)	$2,678	$3,070	$(267)	$2,803
(1)    Customer relationships have an estimated useful life of 4 to 18 years.
(2)    Patents and other intangibles have an estimated useful life of 1 to 15 years.
The change in the gross carrying value of other intangible assets was primarily due to the impact of foreign currency.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2016	$73
2017	70
2018	68
2019	65
2020	55
(4)    FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Money market funds (1)	$13	$21	$13	$21	$—	$—	$13	$21
Net derivative contracts	—	—	—	—	(42)	(1)	(42)	(1)
Available for sale investments	11	16	25	26	—	—	25	26
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
In 2014, we sold shares held in Alno AG, a long-standing European customer, resulting in the conversion of our investment from the equity method of accounting to an available for sale investment due to our less than 20% overall investment in Alno AG. The company also has an available for sale investment in Elica S.p.A., a long standing supplier.
(5)    INVENTORIES
The following table summarizes our inventories at December 31, 2015 and 2014:

Millions of dollars	2015	2014
Finished products	$2,093	$2,189
Raw materials and work in process	655	724
	2,748	2,913
Less: excess of FIFO cost over LIFO cost	(129)	(173)
Total inventories	$2,619	$2,740
LIFO inventories represented 37% and 35% of total inventories at December 31, 2015 and 2014, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2015 and 2014:

Millions of dollars	2015	2014
Maytag medium-term note - 5.0% matured 2015	$—	$200
Senior note - 6.5%, maturing 2016	250	250
Debentures - 7.75%, maturing 2016	244	244
Senior note - 1.35%, maturing 2017	250	250
Senior note - 1.65%, maturing 2017	300	300
Indesit guaranteed notes - 4.5%, maturing 2018	345	393
Senior note - 2.4%, maturing 2019	250	250
Senior note - 0.625% maturing 2020	541	—
Senior note - 4.85%, maturing 2021	300	300
Senior note - 4.70%, maturing 2022	300	300
Senior note - 3.70%, maturing 2023	250	250
Senior note - 4.0%, maturing 2024	300	300
Senior note - 3.7%, maturing 2025	350	350
Senior note - 5.15% maturing 2043	249	249
Other	49	142
	3,978	3,778
Less current maturities	508	234
Total long-term debt	$3,470	$3,544
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2015:

Millions of dollars
2016	$508
2017	562
2018	357
2019	262
2020	541
Thereafter	1,748
Long-term debt, including current maturities	$3,978
The fair value of long-term debt (including current maturities) was $4.0 billion and $3.8 billion at December 31, 2015 and 2014, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
We have committed credit facilities in Brazil, which provide borrowings up to 1.0 billion Brazilian reais (approximately $256 million as of December 31, 2015) maturing at various times from 2016 to 2017. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at December 31, 2015 and 2014.
On September 25, 2015, we entered into an Amended and Restated Short-Term Credit Agreement (the “Amended 364-Day Facility”). The Amended 364-Day Facility has a maturity date of September 23, 2016, aggregate borrowing capacity of $500 million and amends and restates in its entirety the Short-Term Credit Agreement entered into on September 26, 2014 (the “Original 364-Day Facility”).
Collectively, the $500 million Amended 364-Day Facility, a €250 million European facility added in July 2015 and the existing $2.0 billion long-term credit facility provide total committed credit facilities of approximately $2.8 billion (the “Facilities”), which is fundamentally unchanged from the $3.0 billion in committed credit facilities available as of December 31, 2014. The resulting Facilities are sufficient, more geographically diverse, and better reflect our growing global operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest and fee rates payable with respect to the Amended 364-Day Facility based on our current debt rating are unchanged from the Original 364-Day Facility and are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.125%, as of the date hereof. The Amended 364-Day Facility contains customary covenants and warranties including, among other things, a rolling twelve month maximum leverage ratio limited to 3.25 to 1.0 for each fiscal quarter and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets. We are in compliance with financial covenant requirements at December 31, 2015 and 2014.
On September 26, 2014, we entered into a Second Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility amends, restates and extends the Company's prior five-year credit facility, which was scheduled to mature on June 28, 2016. The Long-Term Facility increased the prior $1.7 billion facility to an aggregate amount of $2.0 billion, with an option to increase the total amount to up to $2.5 billion by exercise of an accordion feature. The Long-Term Facility has a maturity date of September 26, 2019. The Long-Term Facility includes a letter of credit sublimit of $200 million. The interest and fee rates payable with respect to the Long-Term Facility based on our debt rating are as follows: (1) the spread over LIBOR is 1.250%; (2) the spread over prime is 0.250%; and (3) the unused commitment fee is 0.15%, as of the effective date of the Long-Term Facility.
We had no borrowings outstanding under the Amended 364-Day Facility or the Long-Term Facility at December 31, 2015 or 2014, respectively.
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
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks, debt securitization or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at December 31, 2015 and 2014:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Millions of dollars	2015	2014
Commercial paper	—	387
Debt securitization	—	35
Short-term borrowings to banks	20	147
Total notes payable	$20	$569
In 2015, the decrease in commercial paper was funded through cash generated through operations and issuance of long term debt, resulting in a decrease of notes payable at December 31, 2015.
Indesit, acquired by Whirlpool in the fourth quarter of 2014, had maintained a securitization program since 2010. The securitization involved the without-recourse sale of trade receivables by Indesit. The receivables were acquired by VIEs which were financed by the issuance of securities whose repayment was guaranteed by the cash flows generated by the receivables sold. Whirlpool stopped the sale of receivables related to the securitization beginning in December 2014, and this debt securitization was exited as planned through the first quarter of 2015. There are no outstanding balances as of December 31, 2015 related to the securitization program.
(7)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States. Embraco has also resolved certain other claims and certain claims remain pending. Additional lawsuits could be filed.
At December 31, 2015, $10 million remains accrued, with installment payments of $8 million, plus interest, due at various times through 2016. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the year ended December 31, 2015. We monetized $14 million and $109 million of BEFIEX credits during the years ended December 31, 2014 and 2013. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of December 31, 2015, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2015. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.5 billion Brazilian reais (approximately $395 million as of December 31, 2015).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 219 million Brazilian reais (approximately $56 million as of December 31, 2015), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2015, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 161 million Brazilian reais (approximately $41 million as of December 31, 2015). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2015.
In December 2013, we entered into a Brazilian government program to settle long standing disputes. Participation in the program removed uncertainty related to 16 assessments that were previously under dispute and significantly reduces potential penalties and interest associated with these matters. Our participation will result in total payments including principal, interest, and penalties of 75 million Brazilian reais, to be paid in 30 monthly installments, which began in December 2013. The outstanding balance of principal, interest and penalties at December 31, 2015 is 24 million Brazilian reais (approximately $6 million as of December 31, 2015).
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including for the monetization of BEFIEX credits and other matters, which are at various stages of review in numerous administrative and judicial proceedings. Sessions of trial of the Brazilian administrative council of tax appeals, or CARF, have resumed after having been suspended for several months while changes in CARF procedures and staffing were being implemented. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
Other Litigation
We have vigorously defended against numerous lawsuits pending in the United States relating to certain of our front load washing machines.  We have reached preliminary agreement on a settlement that will resolve all such class action lawsuits. The settlement has been accounted for in interest and sundry income (expense) in the fourth quarter of 2015. The settlement requires court approval in order to be finalized, and we are proceeding through the court process to request such approval.
In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, fraud, and violation of federal and state regulations, including consumer protection acts. We do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2015	2014	2015	2014	2015	2014
Balance at January 1	$235	$191	$—	$—	$235	$191
Issuances/accruals during the period(1)	286	322	274	—	560	322
Settlements made during the period	(274)	(272)	(11)	—	(285)	(272)
Foreign currency/Other changes	$(8)	$(6)	$(9)	$—	$(17)	$(6)
Balance at December 31	$239	$235	$254	$—	$493	$235
Current portion	$185	$186	$155	$—	$340	$186
Non-current portion	54	49	99	—	153	49
Total	$239	$235	$254	$—	$493	$235
(1) $61 million is related to product warranty included within issuances/accruals during 2014 related to acquisitions.
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to consumers, we are currently investigating a limited number of potential quality and safety issues globally. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. Whirlpool has implemented modifications at the point of manufacture to ensure that dryers produced after October 2015 are not affected by this issue. An outreach and service campaign is underway to modify dryers that have already been sold. Such dryers were manufactured between April 2004 and October 2015 and sold in the UK and other countries in the EMEA region under the Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas) and Indesit brand names, as well as various other brands owned by other manufacturers, distributors and retailers whose products Indesit produced.
In September 2015, we recorded a liability related to this corrective action. We estimate the most probable cost of the corrective action is €245 million (approximately $274 million as of September 30, 2015). Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill of €210 million (approximately $235 million as of September 30, 2015). During 2015, we recognized expenses of $39 million related to legacy product warranty and liability corrective action on heritage Indesit product in Europe.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At December 31, 2015 and December 31, 2014, the guaranteed amounts totaled $260 million and $492 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters. We had no losses associated with these guarantees in 2015 or 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $2.0 billion at December 31, 2015 and $1.4 billion at December 31, 2014. Our total outstanding bank indebtedness under guarantees was nominal at December 31, 2015 and December 31, 2014, respectively.
We have guaranteed a $43 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. It was also amended in 2015 by Harbor Shores and reduced to $43 million. The fair value of the guarantee was nominal. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
Operating Lease Commitments
At December 31, 2015, we had noncancelable operating lease commitments totaling $929 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2016	$218
2017	175
2018	142
2019	111
2020	87
Thereafter	196
Total noncancelable operating lease commitments	$929
Rent expense was $238 million, $228 million and $217 million for 2015, 2014 and 2013, respectively.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below:

Millions of dollars
2016	$248
2017	177
2018	149
2019	114
2020	112
Thereafter	186
Total purchase obligations	$986
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At December 31, 2015 and 2014 there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables summarize our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2015 and 2014:

			Fair Value of				Type of Hedge (1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2015	2014	2015	2014	2015	2014		2015	2014
Derivatives accounted for as hedges
Foreign exchange forwards/options	$886	$874	$31	$27	$8	$8	(CF)	12	17
Commodity swaps/options	322	375	1	4	66	29	(CF)	33	36
Total derivatives accounted for as hedges			$32	$31	$74	$37
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,886	$2,358	$22	$34	$21	$29	N/A	11	10
Commodity swaps/options	7	8	—	—	1	—	N/A	6	4
Total derivatives not accounted for as hedges			22	34	22	29
Total derivatives			$54	$65	$96	$66

Current			$54	$64	$79	$59
Noncurrent			—	1	17	7
Total derivatives			$54	$65	$96	$66
(1)Derivatives accounted for as hedges are considered cash flow (CF) hedges.
The increase in the notional amount of derivatives is due to derivatives acquired through the acquisition of Indesit.
The pre-tax effects of derivative instruments on our Consolidated Statements of Income and Comprehensive Income for OCI in table for the years ended December 31, 2015 and 2014 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2015	2014	2015	2014
Foreign exchange forwards/options	$77	$40	$56	$22	(a)
Commodity swaps/options	(102)	(30)	(57)	(10)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
	$(25)	$10	$(2)	$11

	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars	2015	2014
Foreign exchange forwards/options	$29	$26
(1)     Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold; or (b) interest expense.
(2)    Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2015 and 2014. There were no hedges designated as fair value in 2015 and 2014. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $25 million at December 31, 2015.

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
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2013, 2014, and 2015, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2012	$(438)	$(8)	$(1,088)	$3	$(1,531)
Unrealized gain (loss)	(122)	2	—	7	(113)
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	508	—	508
Tax effect	25	—	(190)	—	(165)
Other comprehensive income (loss), net of tax	(97)	2	318	7	230
Less: Other comprehensive loss available to noncontrolling interests	(3)	—	—	—	(3)
Other comprehensive income (loss) available to Whirlpool	(94)	2	318	7	233
December 31, 2013	$(532)	$(6)	$(770)	$10	$(1,298)
Unrealized gain (loss)	(392)	(1)	—	—	(393)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(233)	—	(233)
Tax effect	(5)	—	85	—	80
Other comprehensive income (loss), net of tax	(397)	(1)	(148)	—	(546)
Less: Other comprehensive loss available to noncontrolling interests	(4)	—	—	—	(4)
Other comprehensive income (loss) available to Whirlpool	(393)	(1)	(148)	—	(542)
December 31, 2014	$(925)	$(7)	$(918)	$10	$(1,840)
Unrealized gain (loss)	(432)	(23)	—	3	(452)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(79)	—	(79)
Tax effect	—	—	30	—	30
Other comprehensive income (loss), net of tax	(432)	(23)	(49)	3	(501)
Less: Other comprehensive loss available to noncontrolling interests	(9)	—	—	—	(9)
Other comprehensive income (loss) available to Whirlpool	$(423)	$(23)	$(49)	$3	$(492)
December 31, 2015	$(1,348)	$(30)	$(967)	$13	$(2,332)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2015	2014	2013
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$783	$650	$827
Denominator for basic earnings per share – weighted-average shares	78.7	78.3	79.3
Effect of dilutive securities – stock-based compensation	1.0	1.3	1.5
Denominator for diluted earnings per share – adjusted weighted-average shares	79.7	79.6	80.8
Anti-dilutive stock options/awards excluded from earnings per share	0.2	0.2	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dividends
Dividends per share paid to shareholders were $3.45, $2.88 and $2.38 during 2015, 2014 and 2013, respectively.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a new share repurchase program of up to $500 million. Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares. For the years ended December 31, 2015 and 2014, we repurchased 1,505,299 shares at an aggregate purchase price of approximately $250 million and 165,900 shares at an aggregate purchase price of approximately $25 million. At December 31, 2015, there were approximately $225 million in remaining funds authorized under this program.
(10)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $52 million, $47 million and $50 million in 2015, 2014, and 2013, respectively. Related income tax benefits recognized in earnings were $18 million, $16 million and $17 million in 2015, 2014, and 2013, respectively.
At December 31, 2015, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $47 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 28 months.
Share-Based Employee Incentive Plans
On April 16, 2013, our stockholders approved the Amended and Restated 2010 Omnibus Stock and Incentive Plan (“2010 OSIP”). This plan was previously adopted by our Board of Directors on February 19, 2013 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units. No new awards may be granted under the 2010 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2015, approximately 6.6 million shares remain available for issuance under the 2010 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability or retirement. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate—an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility—an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life—an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2015, 2014, and 2013 were $63.40, $42.09 and $33.92, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2015	2014	2013
Risk-free interest rate	1.5%	1.5%	0.9%
Expected volatility	35.5%	38.2%	40.3%
Expected dividend yield	1.4%	1.8%	1.8%
Expected option life, in years	5	5	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Option Activity
The following table summarizes stock option activity during 2015:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	2,115	$88.62
Granted	282	213.14
Exercised	(417)	90.99
Canceled or expired	(42)	124.33
Outstanding at December 31	1,938	$105.46
Exercisable at December 31	1,295	$76.25
The total intrinsic value of stock options exercised was $48 million, $36 million, and $53 million for 2015, 2014, and 2013, respectively. The related tax benefits were $18 million, $13 million and $19 million for 2015, 2014, and 2013, respectively. Cash received from the exercise of stock options was $38 million, $38 million, and $95 million for 2015, 2014, and 2013, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2015:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	1,852	1,295
Weighted-average exercise price per share	$105.53	$76.25
Aggregate intrinsic value	$94	$92
Weighted-average remaining contractual term, in years	6	5
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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2015, 2014, and 2013 were $155.37, $133.31 and $107.85, respectively. The total fair value of stock units vested during 2015, 2014, and 2013 was $41 million, $25 million and $35 million, respectively.
The following table summarizes stock unit activity during 2015:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,104	$90.34
Granted	341	155.37
Canceled	(53)	121.42
Vested and transferred to unrestricted	(559)	74.21
Non-vested, at December 31	833	$125.71

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nonemployee Director Equity Awards
Each nonemployee director receives an annual grant of Whirlpool common stock, with the number of shares to be issued to the director determined by dividing $125,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders. Nonemployee directors receive a one-time grant of 1,000 shares of Whirlpool common stock made at the time they first join the Board.
(11)    RESTRUCTURING CHARGES
During 2014 and the twelve months ended December 31, 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of the acquisitions of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016.
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
We estimate that we will incur up to €179 million (approximately $194 million as of December 31, 2015) in employee-related costs, €25 million (approximately $27 million as of December 31, 2015) in asset impairment costs, and €37 million (approximately $40 million as of December 31, 2015) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018. We estimate €209 million (approximately $227 million as of December 31, 2015) of the estimated €241 million total cost will result in future cash expenditures.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2015 and 2014:

Millions of dollars	12/31/2014	Charges to Earnings	Cash Paid	Non-Cash and Other	Revision of Estimate	12/31/2015
Employee termination costs	$58	$136	$(168)	$1	$3	$30
Asset impairment costs	—	30	—	(30)	—	—
Facility exit costs	4	12	(13)	—	—	3
Other exit costs	16	23	(21)	—	—	18
Total	$78	$201	$(202)	$(29)	$3	$51

Millions of dollars	12/31/2013	Acquisition - related(1)	Charge to Earnings	Cash Paid	Non-cash and Other	12/31/2014
Employee termination costs	$74	$40	$82	$(128)	$(10)	$58
Asset impairment costs	—	—	26	—	(26)	—
Facility exit costs	14	—	16	(26)	—	4
Other exit costs	18	—	12	(14)	—	16
Total	$106	$40	$136	$(168)	$(36)	$78
(1) A $40 million restructuring liability was acquired in the acquisition of Indesit in the fourth quarter of 2014 related to an ongoing plan previously initiated by Indesit management. As of December 31, 2014, the acquired restructuring liability was $17 million.
The following table summarizes 2015 restructuring charges by operating segment:

Millions of dollars	2015 Charges
North America	$10
EMEA	158
Latin America	26
Asia	—
Corporate / Other	7
Total	$201

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12) INCOME TAXES
The income tax expense was $209 million, $189 million, and $68 million in 2015, 2014 and 2013, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2015	2014	2013
Earnings before income taxes
United States	$555	$325	$149
Foreign	476	556	768
Earnings before income taxes	1,031	881	917

Income tax computed at United States statutory rate	361	308	321
U.S. government tax incentives, including Energy Tax Credits	(13)	(10)	(142)
Foreign government tax incentives, including BEFIEX	(19)	(46)	(63)
Foreign tax rate differential	(36)	(17)	(17)
U.S. foreign tax credits	(103)	(148)	(231)
Valuation allowances	(95)	9	16
State and local taxes, net of federal tax benefit	18	5	7
Foreign withholding taxes	16	16	29
U.S. tax on foreign dividends and subpart F income	57	56	195
Settlement of global tax audits	16	(5)	(54)
Other items, net	7	21	7
Income tax computed at effective worldwide tax rates	$209	$189	$68
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2015, 2014 and 2013:

	2015		2014		2013
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$98	$55	$7	$8	$(60)	$(57)
Foreign	181	(143)	182	12	187	(9)
State and local	10	8	(2)	(18)	2	5
	$289	$(80)	$187	$2	$129	$(61)
Total income tax expense		$209		$189		$68
United States Government Tax Incentives
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (the "Act") was signed into law. The Act makes permanent certain provisions including the Research and Development Credit. The Act extends through 2019 certain provisions including Bonus Depreciation and exempts certain types of income payments between related controlled foreign corporations.
On January 2, 2013, The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act extends certain provisions included in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 to ensure that conservation and efficiency are a central component to the United States energy strategy. Among the provisions extended are manufacturers’ tax credits for the accelerated U.S. production of super-efficient clothes washers, refrigerators and dishwashers that meet or exceed certain Energy Star thresholds for energy and water conservation levels as set by the U.S. Department of Energy (“Energy Credit”). The tax credits apply to eligible production during the 2012 and 2013 calendar years provided the production of qualifying product in any individual year exceeds a rolling two year baseline of production. We continue to invest in innovation and energy efficient products that meet these standards for our customers. This provision was not extended to include calendar year 2014 and 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of our foreign subsidiaries and affiliates. We plan to distribute approximately $11 million of foreign earnings over the next several years. This distribution is forecasted to result in tax benefits which have not been recorded because of their contingent nature. There has been no deferred tax liability provided on the remaining amount of unremitted earnings of $4.2 billion at December 31, 2015. The Company had cash and cash equivalents of $772 million at December 31, 2015, of which $726 million was held by subsidiaries in foreign countries. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate these funds to fund our U.S. operations. However, if these funds were repatriated, then we would be required to accrue and pay applicable United States taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries. The repatriation could result in an adjustment to the tax liability after considering available foreign tax credits and other tax attributes. It is not practicable to estimate the amount of the deferred tax liability associated with these unremitted earnings due to the complexity of its hypothetical calculation.
Valuation Allowances
At December 31, 2015, we had net operating loss carryforwards of $3.4 billion, $1.1 billion of which were United States state net operating loss carryforwards. Of the total net operating loss carryforwards, $2.0 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2035. As of December 31, 2015, we had $253 million of foreign tax credit carryforwards and $1.0 billion of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2017 and 2035.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $286 million at December 31, 2015 consists of $239 million of net operating loss carryforward deferred tax assets and $47 million of other deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2015 and 2014:

Millions of dollars	2015	2014
Deferred tax liabilities
Intangibles	$770	$800
Property, net	175	156
LIFO inventory	57	45
Other	214	193
Total deferred tax liabilities	1,216	1,194
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	1,010	1,005
Pensions	315	316
Loss carryforwards	683	650
Postretirement obligations	168	199
Foreign tax credit carryforwards	253	249
Research and development capitalization	306	358
Employee payroll and benefits	164	141
Accrued expenses	133	110
Product warranty accrual	64	62
Receivable and inventory allowances	106	73
Other	353	300
Total deferred tax assets	3,555	3,463
Valuation allowances for deferred tax assets	(286)	(308)
Deferred tax assets, net of valuation allowances	3,269	3,155
Net deferred tax assets	$2,053	$1,961
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2015	2014	2013
Balance, January 1	$141	$113	$178
Additions for tax positions of the current year	12	17	17
Additions for tax positions of prior years	27	4	6
Reductions for tax positions of prior years	(25)	(23)	(81)
Settlements during the period	(5)	(11)	(3)
Positions assumed in acquisitions	—	42	—
Lapses of applicable statute of limitation	(7)	(1)	(4)
Balance, December 31	$143	$141	$113
In connection with our acquisitions of Hefei Sanyo and Indesit, the Company assumed $72 million of uncertain tax position liabilities, including $31 million of interest and penalties. The acquisition of Hefei Sanyo resulted in an assumed uncertain tax position of $62 million that was reflected in the opening balance sheet, while the acquisition of Indesit resulted in an assumed uncertain tax position of $10 million.
It is reasonably possible that certain unrecognized tax benefits of $30 million could be settled with various related jurisdictions during the next 12 months.
Interest and penalties associated with unrecognized tax benefits resulted in a net expense of $5 million as of December 31, 2015, and a net benefit of $6 million and $12 million in 2014 and 2013, respectively. We have accrued a total of $63 million at December 31, 2015 and 2014, respectively.

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
A defined contribution plan is being provided to all United States employees subsequent to the pension plan freezes and is not classified within the net periodic benefit cost. The company provides annual match and automatic company contributions, in cash or company stock, of up to 7% of employees’ eligible pay. Our contributions during 2015, 2014 and 2013 were $76 million, $71 million and $68 million, respectively.
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
Defined Benefit - Pensions and Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Funded status
Fair value of plan assets	$2,741	$3,042	$552	$640	$—	$—
Benefit obligations	3,470	3,796	865	1,026	441	502
Funded status	$(729)	$(754)	$(313)	$(386)	$(441)	$(502)
Amounts recognized in the consolidated balance sheet
Noncurrent asset	$—	$—	$5	$8	$—	$—
Current liability	(10)	(9)	(12)	(16)	(51)	(56)
Noncurrent liability	(719)	(745)	(306)	(378)	(390)	(446)
Amount recognized	$(729)	$(754)	$(313)	$(386)	$(441)	$(502)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,404	$1,368	$99	$118	$20	$53
Prior service (credit) cost	(11)	(14)	(3)	—	(25)	(120)
Amount recognized	$1,393	$1,354	$96	$118	$(5)	$(67)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Benefit obligation, beginning of year	$3,796	$3,546	$1,026	$439	$502	$509
Service cost	3	2	5	5	2	3
Interest cost	150	167	31	22	19	24
Plan participants’ contributions	—	—	1	1	7	7
Actuarial loss (gain)	(164)	384	(11)	59	(32)	9
Benefits paid	(315)	(303)	(31)	(24)	(55)	(60)
Plan amendments	—	—	(3)	(3)	8	14
Acquisitions(1)	—	—	—	610	—	—
Transfer of benefits	—	—	—	—	—	—
Settlements / curtailment (gain)	—	—	(66)	(15)	—	—
Foreign currency exchange rates	—	—	(87)	(68)	(10)	(4)
Benefit obligation, end of year	$3,470	$3,796	$865	$1,026	$441	$502
Accumulated benefit obligation, end of year	$3,459	$3,786	$806	$964	N/A	N/A
(1) Pension obligation acquired through acquisition of Indesit.
During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million of which $106 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested. We disagree with plaintiffs' assertion and intend to continue vigorously defending our position, including through any necessary appeal process. However, an unfavorable ruling in any particular reporting period could require us to immediately reverse the benefit we have recognized to that point, and remeasure the associated postretirement benefit obligation, the impact of which will depend on timing and the actuarial assumptions then in effect.
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014	2015	2014
Fair value of plan assets, beginning of year	$3,042	$2,835	$640	$206	$—	$—
Actual return on plan assets	(62)	381	16	33	—	—
Employer contribution	76	129	39	30	48	53
Plan participants’ contributions	—	—	1	1	7	7
Benefits paid	(315)	(303)	(31)	(24)	(55)	(60)
Acquisitions(1)	—	—	—	437	—	—
Other Adjustments	—	—	4	—	—	—
Settlements	—	—	(73)	(10)	—	—
Foreign currency exchange rates	—	—	(44)	(33)	—	—
Fair value of plan assets, end of year	$2,741	$3,042	$552	$640	$—	$—
(1) Pension assets acquired through acquisition of Indesit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$3	$2	$2	$5	$5	$6	$2	$3	$4
Interest cost	150	167	162	31	22	17	19	24	18
Expected return on plan assets	(191)	(193)	(191)	(33)	(16)	(10)	—	—	—
Amortization:
Actuarial loss	53	43	62	5	5	6	—	—	1
Prior service cost (credit)	(3)	(3)	(3)	—	1	1	(23)	(36)	(39)
Curtailment gain	—	—	—	—	—	—	(63)	—	—
Settlement loss	—	—	3	12	4	1	—	—	—
Net periodic benefit cost	$12	$16	$35	$20	$21	$21	$(65)	$(9)	$(16)
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
During the third quarter of 2015, we recognized approximately $16 million from a curtailment gain due to the elimination of retiree medical eligibility for certain employees under age 50. The curtailment gain was recognized in our Consolidated Condensed Statement of Comprehensive Income with $15 million recorded in cost of products sold and the remaining balance in selling, general and administrative, with an offset to accumulated other comprehensive loss, net of tax.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Pre-Tax) in 2015

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss	$89	$(2)	$(32)
Actuarial (loss) recognized during the year	(53)	(17)	—
Current year prior service cost (credit)	—	(3)	8
Prior service credit (cost) recognized during the year	3	—	86
Total recognized in other comprehensive loss (pre-tax)	$39	$(22)	$62
Total recognized in net periodic benefit costs and other comprehensive loss (pre-tax)	$51	$(2)	$(3)
Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Loss into Net Periodic Pension Cost in 2016

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$46	$4	$—
Prior service (credit)	(3)	—	(10)
Total	$43	$4	$(10)
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.45%	4.05%	3.40%	3.32%	4.51%	4.27%
Rate of compensation increase	4.50%	4.50%	3.06%	3.23%	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.05%	4.95%	4.05%	3.32%	3.89%	3.93%	4.74%	5.25%	4.03%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.50%	5.63%	5.44%	5.40%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.23%	3.35%	3.51%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	7.00%	7.00%	7.00%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2019	2017	2017
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
Estimated Impact of One Percentage-Point Change in Assumed Health Care Cost Trend Rate
A one percentage point change in assumed health care cost trend rates would have the following effects on our health care plan:

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligations	3	(2)
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
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits(1)	Foreign Pension Benefits
2016	$—	$17
.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2016	$289	$35	$52
2017	269	35	52
2018	268	37	44
2019	264	39	42
2020	257	38	37
2021-2025	1,198	200	147
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our pension plan assets at December 31, 2015 and 2014, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Total
Millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Cash and cash equivalents	$26	$29	$—	$—	$—	$—	$26	$29
Government and government agency securities(a)
U.S. securities	—	—	494	579	—	—	494	579
International securities	—	—	212	253	—	—	212	253
Corporate bonds and notes (a)
U.S. companies	—	—	909	1,000	—	—	909	1,000
International companies	—	—	160	321	—	—	160	321
Equity securities (b)
U.S. companies	13	12	—	—	—	—	13	12
International companies	472	427	—	—	—	—	472	427
Mutual funds (c)	59	67	—	—	—	—	59	67
Common and collective funds (d)
U.S. equity securities	—	—	648	651	—	—	648	651
International equity securities	—	—	65	66	—	—	65	66
Short-term investment fund	—	—	55	63	—	—	55	63
Limited partnerships (e)
U.S. private equity investments	—	—	—	—	120	140	120	140
Diversified fund of funds	—	—	—	—	21	32	21	32
Emerging growth	—	—	—	—	15	23	15	23
Real estate (f)	—	—	10	10	—	—	10	10
All other investments	—	—	14	9	—	—	14	9
	$570	$535	$2,567	$2,952	$156	$195	$3,293	$3,682

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

(d)	Valued using the NAV of the fund, which is based on the fair value of underlying securities.

(e)	Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.

(f)	Valued using the NAV of the fund, which is based on the fair value of underlying assets.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2014	$195
Realized gains (net)	34
Unrealized gains (net)	(20)
Purchases	5
Settlements	(58)
Balance, December 31, 2015	$156

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2015 and 2014 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2015	2014	2015	2014
Projected benefit obligation	$3,470	$3,796	$776	$872
Fair value of plan assets	2,741	3,042	469	487
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2015	2014	2015	2014
Projected benefit obligation	$3,470	$3,796	$730	$872
Accumulated benefit obligation	3,459	3,786	690	825
Fair value of plan assets	2,741	3,042	424	487
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
We conduct business in two countries - the United States and Brazil - which individually comprised over 10% of consolidated net sales or long-lived assets within the last three years. The following table summarizes net sales and long-lived assets by geographic area:

Millions of dollars	United States	Brazil	All Other Countries	Total
2015:
Sales to external customers	9,189	1,915	9,787	20,891
Long-lived assets	4,558	253	4,647	9,458
2014:
Sales to external customers	$9,064	$3,204	$7,604	$19,872
Long-lived assets	4,529	321	4,741	9,591
2013:
Sales to external customers	$8,577	$3,295	$6,897	$18,769
Long-lived assets	4,461	335	1,671	6,467

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As described above, our chief operating decision maker reviews each operating segment’s performance based upon operating income which excludes restructuring costs and intangible asset impairment, if any. Intangible asset impairment and restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below:

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2015	10,732	5,601	3,349	1,417	(208)	20,891
2014	10,634	3,905	4,686	816	(169)	19,872
2013	10,178	3,024	4,928	807	(168)	18,769
Intersegment sales
2015	$218	$271	$211	$52	$(752)	$—
2014	244	79	180	266	(769)	—
2013	256	79	174	257	(766)	—
Depreciation and amortization
2015	$259	$199	$67	$61	$82	$668
2014	263	104	86	29	78	560
2013	238	95	91	18	98	540
Operating profit (loss)
2015	$1,252	$188	$184	$80	$(419)	$1,285
2014	1,072	59	475	(21)	(397)	1,188
2013	1,070	(4)	557	34	(408)	1,249
Total assets
2015	$7,683	$7,351	$2,260	$2,738	$(1,022)	$19,010
2014	7,736	7,597	2,917	2,734	(982)	20,002
2013	7,785	2,955	3,380	921	503	15,544
Capital expenditures
2015	$243	$220	$106	$47	$73	$689
2014	271	187	133	29	100	720
2013	254	101	108	25	90	578

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
	Dec. 31		Sept. 30		Jun. 30		Mar. 31
Millions of dollars, except per share data	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$5,560	$6,003	$5,277	$4,824	$5,208	$4,682	$4,846	$4,363
Cost of products sold	4,558	4,977	4,347	3,997	4,303	3,895	3,993	3,608
Operating profit	380	281	329	335	273	291	303	281
Interest and sundry income (expense)	(57)	(64)	(21)	(39)	42	(16)	(53)	(23)
Net earnings	189	108	250	235	185	185	198	164
Net earnings available to Whirlpool	180	81	235	230	177	179	191	160

Per share of common stock: (1)
Basic net earnings	$2.31	$1.04	$2.98	$2.92	$2.24	$2.29	$2.42	$2.06
Diluted net earnings	2.28	1.02	2.95	2.88	2.21	2.25	2.38	2.02
Dividends	0.90	0.75	0.90	0.75	0.90	0.75	0.75	0.625

Market price range of common stock: (2)
High	$167.72	$196.71	$186.82	$156.13	$202.50	$156.71	$217.11	$160.01
Low	140.50	139.85	143.75	135.37	172.85	136.64	186.14	124.39
Close	146.87	193.74	147.26	145.65	173.05	139.22	202.06	149.46
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
Management’s annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. Management’s report is included on page 79 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting”.
Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 81 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

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
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since March 6, 2015, which is the date of our last proxy statement.
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics is posted on our website: www.whirlpoolcorp.com (scroll to the bottom of the main page and click on “Policies,” then on “Code of Ethics.”) Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

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
2. Financial Statement Schedules - “Schedule II—Valuation and Qualifying Accounts” is contained on page 82 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) The exhibits listed in the “Exhibit Index” attached to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/S/ Larry M. Venturelli	February 16, 2016
Larry M. Venturelli Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/S/ JEFF M. FETTIG	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Jeff M. Fettig

/S/ MARC R. BITZER	Director, President and Chief Operating Officer
Marc R. Bitzer

/S/ LARRY M. VENTURELLI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Larry M. Venturelli

/S/ JAMES PETERS	Vice President and Corporate Controller (Principal Accounting Officer)
James Peters

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

MICHAEL F. JOHNSTON*	Director
Michael F. Johnston

JOHN D. LIU*	Director
John D. Liu

HARISH MANWANI*	Director
Harish Manwani

WILLIAM D. PEREZ*	Director
William D. Perez

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/S/ KIRSTEN J. HEWITT	Attorney-in-Fact	February 16, 2016
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
February 16, 2016

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
The management of Whirlpool assessed the effectiveness of Whirlpool’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2015.
Whirlpool’s independent registered public accounting firm has issued an audit report on its assessment of Whirlpool’s internal control over financial reporting. This report appears on page 81.

/s/ JEFF M. FETTIG	/S/ LARRY M. VENTURELLI
Jeff M. Fettig	Larry M. Venturelli

Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 16, 2016	February 16, 2016

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited the accompanying consolidated balance sheets of Whirlpool Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whirlpool Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Whirlpool Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/S/      ERNST & YOUNG LLP
Chicago, Illinois
February 16, 2016

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Whirlpool Corporation
We have audited Whirlpool Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Whirlpool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Whirlpool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Whirlpool Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/S/      ERNST & YOUNG LLP
Chicago, Illinois
February 16, 2016

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2015, 2014 and 2013
(Millions of dollars)

COL. A	COL. B	COL. C			COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Acquisition Impact	(3) Charged to Other Accounts / Other	Deductions —Describe (A)	Balance at End of Period
Year Ended December 31, 2015:
Allowance for doubtful accounts— accounts receivable	154	5	24	—	(23)	160
Year Ended December 31, 2014:
Allowance for doubtful accounts— accounts receivable	73	76	45	—	(40)	154
Year Ended December 31, 2013:
Allowance for doubtful accounts— accounts receivable	60	21	—	—	(8)	73
Note A—The amounts represent accounts charged off, less translation adjustments and transfers. Recoveries were nominal for 2015, 2014 and 2013.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2015
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
Amended and Restated Short-Term Credit Agreement dated as of September 25, 2015 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners[Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2015]

10(iii)(a)
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

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(i)	Transition Agreement dated December 23, 2015 between Whirlpool Corporation and Michael A. Todman (Z)

10(iii)(j)
Whirlpool Corporation 2000 Omnibus Stock and Incentive Plan (effective January 1, 2000) (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2000 annual meeting of stockholders filed on March 13, 2000]

10(iii)(k)
Whirlpool Corporation 2002 Omnibus Stock and Incentive Plan (effective January 1, 2002) (Z) [Incorporated by reference from Exhibit A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2002 annual meeting of stockholders filed on March 8, 2002]

10(iii)(l)
Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007) (Z) [Incorporated by reference from Annex A to the Company’s Proxy Statement (Commission file number 1-3932) for the 2007 annual meeting of stockholders filed on March 12, 2007]

10(iii)(m)
Omnibus Equity Plans 409A Amendment (effective December 19, 2008) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

Number and Description of Exhibit
10(iii)(n)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(o)
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
Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans)(Rev. 02/17/04) (Z) [Incorporated by reference from Exhibit 10(i) to the Company’s Form 8-K (Commission file number 1-3932) filed on January 25, 2005]

10(iii)(s)
Form of Restricted Stock Unit Agreement (pursuant to one or more of Whirlpool’s Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on June 21, 2010]

10(iii)(t)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(u)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(v)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant (Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(w)
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

10(iii)(z)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on August 23, 2010]

10(iii)(aa)
Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(bb)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(cc)
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

10(iii)(ff)	Whirlpool Corporation Form of Indemnity Agreement (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on February 23, 2006]

10(iii)(gg)
Whirlpool Corporation Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2014]

10(iii)(hh)	Whirlpool Corporation 2014 Executive Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on April 17, 2014]

10(iii)(ii)	Agreement dated May 1, 2012 by and between Whirlpool Corporation and Mr. João Carlos Costa Brega (Z)

12	Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a)	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

E-4