Form 10-Q
period 2016-03-31
WHIRLPOOL CORP /DE/
filed 2016-04-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 22, 2016
Common stock, par value $1 per share	75,966,856

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2016

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within the Management's Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered “forward-looking statements,” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “may,” “could,” “will,” “should,” “possible,” “plan,” “predict,” “forecast,” “potential,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “may impact,” “on track,” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries (“Whirlpool”) that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, industry unit shipments, productivity and raw material prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers; (2) acquisition and investment-related risk, including risk associated with our acquisitions of Hefei Sanyo and Indesit, and risk associated with our increased presence in emerging markets; (3) Whirlpool's ability to continue its relationship with significant trade customers and the ability of these trade customers to maintain or increase market share; (4) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from natural disasters or terrorist attacks; (5) fluctuations in the cost of key materials (including steel, plastic, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (6) the ability of Whirlpool to manage foreign currency fluctuations; (7) litigation, tax, and legal compliance risk and costs, especially costs which may be materially different from the amount we expect to incur or have accrued for; (8) the effects and costs of governmental investigations or related actions by third parties; (9) changes in the legal and regulatory environment including environmental and health and safety regulations; (10) Whirlpool's ability to maintain its reputation and brand image; (11) the ability of Whirlpool to achieve its business plans, productivity improvements, cost control, price increases, leveraging of its global operating platform, and acceleration of the rate of innovation; (12) information technology system failures and data security breaches; (13) product liability and product recall costs; (14) inventory and other asset risk; (15) the uncertain global economy and changes in economic conditions which affect demand for our products; (16) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (17) our ability to attract, develop and retain executives and other qualified employees; (18) the impact of labor relations; (19) Whirlpool's ability to obtain and protect intellectual property rights; and (20) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans.
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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2016	2015
Net sales	$4,616	$4,846
Expenses
Cost of products sold	3,795	3,993
Gross margin	821	853
Selling, general and administrative	473	498
Intangible amortization	18	19
Restructuring costs	47	33
Operating profit	283	303
Other income (expense)
Interest and sundry income (expense)	(30)	(53)
Interest expense	(38)	(43)
Earnings before income taxes	215	207
Income tax expense	59	9
Net earnings	156	198
Less: Net earnings available to noncontrolling interests	6	7
Net earnings available to Whirlpool	$150	$191
Per share of common stock
Basic net earnings available to Whirlpool	$1.94	$2.42
Diluted net earnings available to Whirlpool	$1.92	$2.38
Dividends declared	$0.90	$0.75
Weighted-average shares outstanding (in millions)
Basic	77.3	78.8
Diluted	78.1	80.0

Comprehensive income (loss)	$312	$(13)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$699	$772
Accounts receivable, net of allowance of $171 and $160, respectively	2,695	2,530
Inventories	3,096	2,619
Deferred income taxes	452	451
Prepaid and other current assets	952	953
Total current assets	7,894	7,325
Property, net of accumulated depreciation of $6,182 and $5,953, respectively	3,800	3,774
Goodwill	3,054	3,006
Other intangibles, net of accumulated amortization of $342 and $327, respectively	2,697	2,678
Deferred income taxes	1,847	1,850
Other noncurrent assets	380	377
Total assets	$19,672	$19,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,286	$4,403
Accrued expenses	701	675
Accrued advertising and promotions	518	706
Employee compensation	474	452
Notes payable	998	20
Current maturities of long-term debt	760	508
Other current liabilities	950	980
Total current liabilities	8,687	7,744
Noncurrent liabilities
Long-term debt	3,251	3,470
Pension benefits	1,010	1,025
Postretirement benefits	347	390
Other noncurrent liabilities	681	707
Total noncurrent liabilities	5,289	5,592
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 111 million shares issued, and 76 million and 77 million shares outstanding, respectively	111	111
Additional paid-in capital	2,645	2,641
Retained earnings	6,803	6,722
Accumulated other comprehensive loss	(2,177)	(2,332)
Treasury stock, 35 million and 33 million shares, respectively	(2,624)	(2,399)
Total Whirlpool stockholders’ equity	4,758	4,743
Noncontrolling interests	938	931
Total stockholders’ equity	5,696	5,674
Total liabilities and stockholders’ equity	$19,672	$19,010

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2016	2015
Operating activities
Net earnings	$156	$198
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	168	161
Curtailment gain	—	(47)
Changes in assets and liabilities:
Accounts receivable	(107)	58
Inventories	(398)	(394)
Accounts payable	(228)	(285)
Accrued advertising and promotions	(200)	(227)
Accrued expenses and current liabilities	(30)	37
Taxes deferred and payable, net	(21)	(48)
Accrued pension and postretirement benefits	(19)	(17)
Employee compensation	13	(45)
Other	5	40
Cash used in operating activities	(661)	(569)
Investing activities
Capital expenditures	(85)	(126)
Proceeds from sale of assets and business	4	33
Change in restricted cash	3	11
Investment in related businesses	—	(15)
Other	(15)	—
Cash used in investing activities	(93)	(97)
Financing activities
Proceeds from borrowings of long-term debt	—	523
Repayments of long-term debt	(5)	(69)
Net proceeds (repayments) from short-term borrowings	966	(41)
Dividends paid	(69)	(60)
Repurchase of common stock	(225)	—
Common stock issued	3	34
Cash provided by financing activities	670	387
Effect of exchange rate changes on cash and cash equivalents	11	(43)
Decrease in cash and cash equivalents	(73)	(322)
Cash and cash equivalents at beginning of period	772	1,026
Cash and cash equivalents at end of period	$699	$704

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2015.
Management believes that the accompanying Consolidated Condensed Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.
We have eliminated all material intercompany transactions in our Consolidated Condensed Financial Statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less, unless that company is deemed to be a variable interest entity ("VIE") of which we are the primary beneficiary. Certain VIEs are consolidated when the company is the primary beneficiary of these entities and has the ability to directly impact the activities of these entities.
We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016. While we have not completed our impact analysis, we do not expect the adoption to have a material impact on our Consolidated Financial Statements. We do not anticipate early adoption of the standard.
In April 2015, FASB issued ASU No. 2015-03, Interest-"Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The pronouncement requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and must be applied on a retrospective basis. Whirlpool adopted this standard in the first quarter of 2016 which did not have a material impact on our Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory", which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. The ASU does not apply to inventory measured using last-in, first-out method. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on our Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting-Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)". There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new pronouncement should be applied on a retrospective basis. Part III of the new pronouncement should be applied on a prospective basis. This pronouncement is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption does not have a material impact on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which supersedes the guidance in Topic 740, Income Taxes, that requires an entity to separate deferred tax liabilities and assets into a current amount and noncurrent amount in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. We have not yet determined the potential effects from this pronouncement on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently evaluating the effect this standard will have on our Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company is currently evaluating the effect this standard will have on our Consolidated Financial Statements.
In March 2016, the FASB Issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The updated ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect this standard will have on our Consolidated Financial Statements.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at March 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Money market funds(1)	$7	$13	$7	$13	$—	$—	$7	$13
Net derivative contracts	—	—	—	—	(66)	(42)	(66)	(42)
Available for sale investments	12	11	26	25	—	—	26	25
(1)Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.1 billion and $4.0 billion at March 31, 2016 and December 31, 2015, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2016	December 31, 2015
Finished products	$2,557	$2,093
Raw materials and work in process	663	655
	3,220	2,748
Less: excess of FIFO cost over LIFO cost	(124)	(129)
Total inventories	$3,096	$2,619
LIFO inventories represented 37% of total inventories at March 31, 2016 and December 31, 2015, respectively.
(4)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of March 31, 2016 and December 31, 2015:

Millions of dollars	March 31, 2016	December 31, 2015
Land	$135	$131
Buildings	1,660	1,614
Machinery and equipment	8,187	7,982
Accumulated depreciation	(6,182)	(5,953)
Property, plant and equipment, net	$3,800	$3,774
During the three months ended March 31, 2016, we disposed of $56 million of machinery and equipment.
(5)    FINANCING ARRANGEMENTS
Debt
We have committed credit facilities in Brazil, which provide borrowings up to 1.0 billion Brazilian reais (approximately $281 million at March 31, 2016 and $256 million at December 31, 2015) maturing all in 2017. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at March 31, 2016 and December 31, 2015.
We have a €250 million European credit facility, a $500 million short-term credit facility and a $2.0 billion long-term credit facility which provide total committed credit facilities of approximately $2.8 billion (the “Facilities”).
We had no borrowings outstanding under the Facilities at March 31, 2016 or December 31, 2015, respectively.

Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at March 31, 2016 and December 31, 2015:

Millions of dollars	March 31, 2016	December 31, 2015
Commercial paper	$868	$—
Short-term borrowings to banks	130	20
Total notes payable	$998	$20

(6)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States and has made its final installment payments negotiated in connection with such resolutions. Embraco also has resolved certain other claims and certain claims remain pending. Additional lawsuits could be filed.
At March 31, 2016, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the three months ended March 31, 2016 or 2015. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of March 31, 2016, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2016. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.6 billion Brazilian reais (approximately $443 million as of March 31, 2016).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 222 million Brazilian reais (approximately $62 million as of March 31, 2016), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2016, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 164 million Brazilian reais (approximately $46 million as of March 31, 2016). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2016.
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

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the three months ended March 31, 2016 and 2015:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2016	2015	2016	2015	2016	2015
Balance at January 1	$239	$235	$254	$—	$493	$235
Issuances/accruals during the period	76	62	—	—	76	62
Settlements made during the period/other	(67)	(75)	(37)	—	(104)	(75)
Balance at March 31	$248	$222	$217	$—	$465	$222

Current portion	$191	$172	$167	$—	$358	$172
Non-current portion	57	50	50	—	107	50
Total	$248	$222	$217	$—	$465	$222
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
As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. Whirlpool has implemented modifications at the point of manufacture to ensure that dryers produced after October 2015 are not affected by this issue. An outreach and service campaign is underway to modify dryers that have already been sold. Such dryers were manufactured between April 2004 and October 2015 and sold in the UK and other countries in the EMEA region under the Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas) and Indesit brand names, as well as various other brands owned by other manufacturers, distributors and retailers whose products Indesit produced. As a result, in September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, in September 2015, we increased the warranty liability as a final purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill related to this legacy product warranty and liability corrective action on heritage Indesit product in Europe.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2016 and December 31, 2015, the guaranteed amounts totaled $211 million and $260 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.9 billion at March 31, 2016 and $2.0 billion at December 31, 2015. Our total outstanding bank indebtedness under guarantees was nominal at March 31, 2016 and December 31, 2015.
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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates is reflected currently in interest and sundry income (expense) for both the payable/receivable and the derivative. Therefore, as a result of the economic hedge, we do not elect hedge accounting.
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2016 and December 31, 2015, there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2016	2015	2016	2015	2016	2015		2016	2015
Derivatives accounted for as hedges
Foreign exchange forwards/options	$937	$886	$17	$31	$20	$8	(CF)	12	12
Commodity swaps/options	306	322	6	1	45	66	(CF)	31	33
Total derivatives accounted for as hedges			$23	$32	$65	$74
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,065	$2,886	$15	$22	$39	$21	N/A	10	11
Commodity swaps/options	4	7	—	—	—	1	N/A	3	6
Total derivatives not accounted for as hedges			15	22	39	22
Total derivatives			$38	$54	$104	$96

Current			$36	$54	$96	$79
Noncurrent			2	—	8	17
Total derivatives			$38	$54	$104	$96
(1) Derivatives accounted for as hedges are considered cash flow (CF) hedges.
The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three months ended as follows:

	Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2016	2015	2016	2015
Foreign exchange	$(16)	$30	$9	$11	(a)
Commodity swaps/options	12	(15)	(16)	(11)	(a)
Interest rate derivatives	—	—	—	(1)	(b)
	$(4)	$15	$(7)	$(1)

			Three Months Ended March 31,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2016	2015
Foreign exchange forwards/options			$(43)	$14
(1) Gains and losses reclassified from accumulated other comprehensive income (OCI) and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended March 31, 2016 and 2015. There were no hedges designated as fair value for the periods ended March 31, 2016 and 2015. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is $33 million at March 31, 2016.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2016			2015
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$124	$—	$124	$(209)	$—	$(209)
Cash flow hedges	3	1	4	14	(4)	10
Pension and other postretirement benefits plans	46	(18)	28	(35)	13	(22)
Available for sale securities	—	—	—	10	—	10
Other comprehensive income (loss)	173	(17)	156	(220)	9	(211)
Less: Other comprehensive loss available to noncontrolling interests	1	—	1	(3)	—	(3)
Other comprehensive income (loss) available to Whirlpool	$172	$(17)	$155	$(217)	$9	$(208)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2016:

Millions of dollars	Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$3	Cost of products sold
Pension and postretirement benefits, pre-tax	9	Cost of products sold / Selling, general and administrative
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2015	$5,674	$4,743	$931
Net earnings	156	150	6
Other comprehensive income	156	155	1
Comprehensive income	312	305	7
Treasury stock	(225)	(225)	—
Additional paid-in capital	4	4	—
Dividends declared on common stock	(69)	(69)	—
Stockholders' equity, March 31, 2016	$5,696	$4,758	$938

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2016	2015
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$150	$191
Denominator for basic earnings per share - weighted-average shares	77.3	78.8
Effect of dilutive securities – share-based compensation	0.8	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	78.1	80.0
Anti-dilutive stock options/awards excluded from earnings per share	0.4	0.1
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. During the three months ended March 31, 2016, we repurchased 1,507,100 shares at an aggregate purchase price of approximately $225 million under this program. At March 31, 2016, there were no remaining funds authorized under this program.
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares.
(9)    RESTRUCTURING CHARGES

During 2014 and 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016. All of these actions will be substantially complete in 2016.
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
We estimate that we will incur up to €179 million (approximately $204 million) in employee-related costs, €25 million (approximately $28 million) in asset impairment costs, and €37 million (approximately $42 million) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018. We estimate €209 million (approximately $238 million) of the estimated €241 million total cost will result in future cash expenditures.
The following table summarizes the change in our combined restructuring liability for the period ended March 31, 2016:

Millions of dollars	December 31, 2015	Charge to Earnings	Cash Paid	Non-cash and Other	March 31, 2016
Employee termination costs	$30	$34	$(37)	$3	$30
Asset impairment costs	—	10	—	(10)	—
Facility exit costs	3	2	(2)	—	3
Other exit costs	18	1	(2)	—	17
Total	$51	$47	$(41)	$(7)	$50

The following table summarizes the restructuring charges by operating segment as of March 31, 2016:

Millions of dollars	March 31, 2016
North America	$11
EMEA	34
Latin America	2
Total	$47
(10)    INCOME TAXES
Income tax expense was $59 million for the three months ended March 31, 2016, compared to income tax expense of $9 million in the same period of 2015. For the three months ended March 31, 2016, changes in the effective tax rate from the prior period include tax planning strategies made available in the first quarter of 2015 resulting in releases of tax valuation allowances in 2015. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2016	2015
Earnings before income taxes	$215	$207

Income tax expense computed at United States statutory tax rate	75	72
Valuation allowance releases	—	(58)
U.S. foreign income items, net of credits	(5)	(2)
Foreign government tax incentive	(2)	(4)
Other	(9)	1
Income tax expense computed at effective worldwide tax rates	$59	$9
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$1	$1	$2	$1
Interest cost	37	38	7	8	4	5
Expected return on plan assets	(47)	(48)	(8)	(8)	—	—
Amortization:
Actuarial loss	12	13	1	1	—	—
Prior service credit	(1)	(1)	—	—	(4)	(9)
Settlement and curtailment (gain) loss	—	—	1	8	—	(47)
Net periodic benefit cost (credit)	$2	$3	$2	$10	$2	$(50)
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2016	$2,410	$1,173	$705	$371	$(43)	$4,616
2015	2,341	1,273	899	378	(45)	4,846
Intersegment sales
2016	49	15	50	62	(176)	—
2015	60	11	47	60	(178)	—
Depreciation and amortization
2016	65	47	16	16	24	168
2015	65	47	18	16	15	161
Operating profit (loss)
2016	250	55	42	25	(89)	283
2015	276	17	59	24	(73)	303
Total assets
March 31, 2016	7,807	7,508	2,370	2,788	(801)	19,672
December 31, 2015	7,683	7,351	2,260	2,738	(1,022)	19,010
Capital expenditures
2016	30	18	19	6	12	85
2015	56	34	20	10	6	126

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is the number one major appliance manufacturer in the world with net sales of approximately $21 billion and net earnings available to Whirlpool of $783 million in 2015. We are a leading producer of major home appliances in North America, Europe and Latin America, and have a significant presence throughout China and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, EMEA (Europe, Middle East and Africa), Latin America, and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2016	2015	Change
Net sales	$4,616	$4,846	(4.8)%
Gross margin	821	853	(3.7)%
Selling, general and administrative	473	498	(5.0)%
Restructuring costs	47	33	44.1%
Interest and sundry income (expense)	(30)	(53)	(44.4)%
Interest expense	(38)	(43)	(10.5)%
Income tax expense	59	9	nm
Net earnings available to Whirlpool	150	191	(21.2)%
Diluted net earnings available to Whirlpool per share	$1.92	$2.38	(19.2)%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended March 31:

	Units Sold (in thousands)
	Three Months Ended
Region	2016	2015	Change
North America	6,115	5,817	5.1%
EMEA	5,465	5,716	(4.4)%
Latin America	2,073	2,652	(21.8)%
Asia	2,149	2,065	4.1%
Consolidated	15,802	16,250	(2.8)%

	Net Sales (in millions)
	Three Months Ended
Region	2016	2015	Change
North America	$2,410	$2,341	3.0%
EMEA	1,173	1,273	(7.8)%
Latin America	705	899	(21.6)%
Asia	371	378	(2.0)%
Other/eliminations	(43)	(45)	nm
Consolidated	$4,616	$4,846	(4.8)%
nm: not meaningful
Consolidated net sales decreased 4.8% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease for the three months ended was primarily driven by decreased volume and unfavorable impact from foreign currency. Excluding the impact of foreign currency, consolidated net sales for the three months ended March 31, 2016 increased 1.1% compared to the same period in 2015.
Significant regional trends were as follows:

•
North America net sales increased 3.0% for the three months ended March 31, 2016 compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily driven by increased unit volume, partially offset by the unfavorable impacts from foreign currency. Excluding the impact from foreign currency, net sales increased 4.8% for the three months ended March 31, 2016 compared to the same period in 2015.

•
EMEA net sales decreased 7.8% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily driven by an unfavorable impact from foreign currency and lower unit volume. Excluding the impact from foreign currency, net sales decreased 2.6% for the three months ended March 31, 2016 compared to the same period in 2015.

•
Latin America net sales decreased 21.6% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily driven by decreased industry demand and an unfavorable impact from foreign currency, partially offset by a favorable impact from product/price mix. Excluding the impact from foreign currency, net sales decreased 4.4% for the three months ended March 31, 2016 compared to the same period in 2015.

•
Asia net sales decreased 2.0% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily driven by an unfavorable impact from foreign currency. Excluding the impact from foreign currency, net sales increased 3.4% for the three months ended March 31, 2016 compared to the same period in 2015.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended March 31,
Percentage of net sales	2016	2015	Change
North America	17.6%	19.2%	(1.6)	pts
EMEA	16.3%	13.9%	2.4	pts
Latin America	15.9%	15.0%	0.9	pts
Asia	24.5%	23.3%	1.2	pts
Consolidated	17.8%	17.6%	0.2	pts
The consolidated gross margin percentage increased for the three months ended March 31, 2016 compared to the same period in 2015. The increase for the three months ended was primarily due to benefits from cost and capacity initiatives, ongoing cost productivity and acquisition synergies, partially offset by the recognition of a postretirement-benefit curtailment gain in North America in the first quarter of 2015, the unfavorable impacts from foreign currency, and weak emerging market demand.
Significant regional trends were as follows:

•
North America gross margin decreased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the recognition of a postretirement-benefit curtailment gain in the first quarter of 2015 and unfavorable impact from foreign currency, partially offset by revenue growth and the benefits from ongoing cost productivity.

•
EMEA gross margin increased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to favorable impacts from acquisition synergies and ongoing cost productivity, partially offset by unfavorable impacts from foreign currency and lower unit volumes.

•
Latin America gross margin increased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to favorable product/price mix and the benefits of cost and capacity-reduction initiatives partially offset unfavorable currency and a weaker demand environment in Brazil.

•	Asia gross margin increased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to benefits from ongoing cost productivity and unit volume growth.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended March 31,
Millions of dollars	2016	As a % of Net Sales	2015	As a % of Net Sales
North America	$171	7.1%	$169	7.2%
EMEA	129	11.0%	153	12.0%
Latin America	70	10.0%	76	8.4%
Asia	60	16.1%	58	15.2%
Corporate/other	43	—	42	—
Consolidated	$473	10.3%	$498	10.3%
Consolidated selling, general and administrative expenses is comparable as a percent of net sales to the same period in 2015.
Restructuring
We incurred restructuring charges of $47 million for the three months ended March 31, 2016, compared to $33 million for the same period in 2015.
During 2014 and 2015, we announced the following restructuring plans: (a) the closure of a microwave oven manufacturing facility and other organizational efficiency actions in EMEA and Latin America, (b) organizational integration activities in China and Europe to support the integration of Whirlpool China and Indesit, and (c) the closure of a research and development facility in Germany in 2016. All of these actions will be substantially complete in 2016.
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
We estimate that we will incur up to €179 million (approximately $204 million) in employee-related costs, €25 million (approximately $28 million) in asset impairment costs, and €37 million (approximately $42 million) in other associated costs in connection with these actions. Completion of these plans is expected by the end of 2018. We estimate €209 million (approximately $238 million) of the estimated €241 million total cost will result in future cash expenditures.
We anticipate restructuring charges of approximately $250 million for fiscal year 2016. The actions outlined above are expected to fall within these anticipated charges.
Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three months ended March 31, 2016 improved compared to the same period in 2015. The decrease in expense for the three months ended March 31, 2016 was primarily due to a favorable impact from foreign currency and lower antitrust settlement expense in the first quarter of 2016.
Interest Expense
Interest expense for the three months ended March 31, 2016 decreased compared to the same period in 2015 due to lower average interest rates on long-term debt partially offset by higher outstanding debt.
Income Taxes
Income tax expense for the three months ended March 31, 2016 was $59 million compared to income tax expense of $9 million for the same period in 2015. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2016	2015
Earnings before income taxes	$215	$207

Income tax expense computed at United States statutory tax rate	75	72
Valuation allowance releases	—	(58)
U.S. foreign income items, net of credits	(5)	(2)
Foreign government tax incentive	(2)	(4)
Other	(9)	1
Income tax expense computed at effective worldwide tax rates	$59	$9

FORWARD-LOOKING PERSPECTIVE
We currently estimate earnings per diluted share, free cash flow and industry demand for 2016 to be within the following ranges:

	2016
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2016	$11.25	—	$12.00
Including:
Restructuring Expense	$(2.50)
Acquisition Related Transition Costs	$(0.32)
Legacy Product Warranty and Liability Expense	$(0.04)

Industry demand
North America	+5%	—	+6%
EMEA	0%	—	+2%
Latin America(1)	(10%)
Asia	Flat
(1) Reflects industry demand in Brazil.
For the full-year 2016, we expect to generate free cash flow of approximately $700 million to $800 million, including acquisition related restructuring cash outlays of up to $200 million and legacy product warranty and liability costs of $155 million, and capital expenditures of approximately $700 million to $750 million.
The table below reconciles projected 2016 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures, proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.

	2016
Millions of dollars	Current Outlook
Cash provided by operating activities	$1,400	-	$1,550
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(700)	-	(750)
Free cash flow	$700 - $800
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
We have $760 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with the debt maturing in 2016, which may include repayment through refinancing.

We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.

We continue to monitor general financial instability and uncertainty globally. At March 31, 2016, the only country where we had cash or cash equivalents greater than 1% of our consolidated assets was China, which represented 1.7%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of Italy, Brazil, and China, which represented 1.4%, 1.1%, and 1.1% respectively.
We continue to monitor customer financial conditions globally. At March 31, 2016, we had €92 million (approximately $105 million) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €38 million (approximately $43 million at March 31, 2016) of the outstanding receivables were overdue as of March 31, 2016.  Our exposure includes not only the outstanding receivables but also the potential risks of an Alno bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2016	2015
Cash provided by (used in):
Operating activities	$(661)	$(569)
Investing activities	(93)	(97)
Financing activities	670	387
Effect of exchange rate changes on cash	11	(43)
Net change in cash and cash equivalents	$(73)	$(322)
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2016 increased compared to the same period in 2015, which primarily reflects funding for seasonal working capital investment.

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

Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2016 decreased compared to the same period in 2015, which primarily reflects a reduction in capital expenditures, partially offset by proceeds from the sale of business assets in 2015.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2016 includes an increase in notes payable which was used to fund seasonal working capital needs, partially offset by share repurchases and dividend paid.
Financing Arrangements
We have committed credit facilities in Brazil, which provide borrowings up to 1.0 billion Brazilian reais (approximately $281 million at March 31, 2016 and $256 million at December 31, 2015) maturing at various times in 2017. The credit facilities contain no financial covenants and we had no borrowings outstanding under these credit facilities at March 31, 2016 and December 31, 2015.

We have a €250 million European credit facility, a $500 million short-term credit facility and a $2.0 billion long-term credit facility which provide total committed credit facilities of approximately $2.8 billion (the “Facilities”).
We had no borrowings outstanding under the Facilities at March 31, 2016 or December 31, 2015, respectively. Additionally, at March 31, 2016, we had $868 million of commercial paper outstanding to fund working capital requirements.
Dividends
In April 2016, our Board of Directors approved an 11% increase in our quarterly dividend on our common stock to $1 per share from 90 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2016, we had approximately $303 million outstanding under these agreements.
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. During the three months ended March 31, 2016, we repurchased 1,507,100 shares at an aggregate purchase price of approximately $225 million under this program. At March 31, 2016, there were no remaining funds authorized under this program.
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares.
OTHER MATTERS
Legacy Product Corrective Action
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
As a result, in September 2015, we recorded a liability related to this corrective action with pre-tax and after tax cost of the corrective action to be €245 million and €196 million respectively (approximately $279 million and $223 million respectively, as of March 31, 2016), based on certain tax deductibility assumptions.

Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States and has made its final installment payments negotiated in connection with such resolutions. Embraco also has resolved certain other claims and certain claims remain pending. Additional lawsuits could be filed.
At March 31, 2016, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the three months ended March 31, 2016 or 2015. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of March 31, 2016, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2016. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.6 billion Brazilian reais (approximately $443 million as of March 31, 2016).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 222 million Brazilian reais (approximately $62 million as of March 31, 2016), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2016, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 164 million Brazilian reais (approximately $46 million as of March 31, 2016). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2016.
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

Post-Retirement Benefit Litigation
During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million of which approximately $104 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted. We disagree with plaintiffs' assertion and intend to continue vigorously defending our position, including through any necessary appeal process. However, an unfavorable ruling in any particular reporting period could require us to immediately reverse the benefit we have recognized to that point, and remeasure the associated postretirement benefit obligation, the impact of which will depend on timing and the actuarial assumptions then in effect.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
(b)Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading “Commitments and Contingencies” in Note 6 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. During the three months ended March 31, 2016, we repurchased 1,507,100 shares at an aggregate purchase price of approximately $225 million under this program. At March 31, 2016, there were no remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2016:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2016 through January 31, 2016	—	$—	—	$225
February 1, 2016 through February 29, 2016	1,000,000	147.23	1,000,000	78
March 1, 2016 through March 31, 2016	507,100	153.42	507,100	—
Total	1,507,100	$149.31	1,507,100
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	April 26, 2016