Form 10-Q
period 2016-06-30
WHIRLPOOL CORP /DE/
filed 2016-07-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 15, 2016
Common stock, par value $1 per share	75,444,274

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2016

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Net sales	$5,198	$5,208	$9,814	$10,054
Expenses
Cost of products sold	4,230	4,303	8,025	8,296
Gross margin	968	905	1,789	1,758
Selling, general and administrative	544	556	1,017	1,054
Intangible amortization	18	18	36	37
Restructuring costs	40	58	87	91
Operating profit	366	273	649	576
Other income (expense)
Interest and sundry income (expense)	(39)	42	(69)	(11)
Interest expense	(41)	(40)	(79)	(83)
Earnings before income taxes	286	275	501	482
Income tax (benefit) expense	(56)	90	3	99
Net earnings	342	185	498	383
Less: Net earnings available to noncontrolling interests	22	8	28	15
Net earnings available to Whirlpool	$320	$177	$470	$368
Per share of common stock
Basic net earnings available to Whirlpool	$4.20	$2.24	$6.13	$4.66
Diluted net earnings available to Whirlpool	$4.15	$2.21	$6.06	$4.60
Dividends declared	$1.00	$0.90	$1.90	$1.65
Weighted-average shares outstanding (in millions)
Basic	76.2	79.1	76.7	78.9
Diluted	77.1	80.0	77.6	80.0

Comprehensive income	$299	$222	$611	$209

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$959	$772
Accounts receivable, net of allowance of $181 and $160, respectively	2,797	2,530
Inventories	3,204	2,619
Deferred income taxes	421	451
Prepaid and other current assets	992	953
Total current assets	8,373	7,325
Property, net of accumulated depreciation of $6,261 and $5,953, respectively	3,742	3,774
Goodwill	3,017	3,006
Other intangibles, net of accumulated amortization of $357 and $327, respectively	2,636	2,678
Deferred income taxes	1,843	1,850
Other noncurrent assets	357	377
Total assets	$19,968	$19,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,391	$4,403
Accrued expenses	698	675
Accrued advertising and promotions	601	706
Employee compensation	406	452
Notes payable	997	20
Current maturities of long-term debt	510	508
Other current liabilities	923	980
Total current liabilities	8,526	7,744
Noncurrent liabilities
Long-term debt	3,712	3,470
Pension benefits	982	1,025
Postretirement benefits	344	390
Other noncurrent liabilities	571	707
Total noncurrent liabilities	5,609	5,592
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 111 million shares issued, and 75 million and 77 million shares outstanding, respectively	111	111
Additional paid-in capital	2,659	2,641
Retained earnings	7,047	6,722
Accumulated other comprehensive loss	(2,221)	(2,332)
Treasury stock, 35 million and 33 million shares, respectively	(2,724)	(2,399)
Total Whirlpool stockholders’ equity	4,872	4,743
Noncontrolling interests	961	931
Total stockholders’ equity	5,833	5,674
Total liabilities and stockholders’ equity	$19,968	$19,010

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2016	2015
Operating activities
Net earnings	$498	$383
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	332	331
Curtailment gain	—	(47)
Changes in assets and liabilities:
Accounts receivable	(248)	(94)
Inventories	(528)	(458)
Accounts payable	(98)	(327)
Accrued advertising and promotions	(112)	(149)
Accrued expenses and current liabilities	(9)	(32)
Taxes deferred and payable, net	(132)	(8)
Accrued pension and postretirement benefits	(32)	(28)
Employee compensation	(48)	(73)
Other	(27)	105
Cash used in operating activities	(404)	(397)
Investing activities
Capital expenditures	(206)	(268)
Proceeds from sale of assets and business	51	34
Change in restricted cash	12	12
Investment in related businesses	(8)	(21)
Other	(1)	—
Cash used in investing activities	(152)	(243)
Financing activities
Proceeds from borrowings of long-term debt	491	523
Repayments of long-term debt	(257)	(271)
Net proceeds from short-term borrowings	968	237
Dividends paid	(145)	(130)
Repurchase of common stock	(325)	(50)
Common stock issued	10	36
Other	—	(3)
Cash provided by financing activities	742	342
Effect of exchange rate changes on cash and cash equivalents	1	(37)
Increase (decrease) in cash and cash equivalents	187	(335)
Cash and cash equivalents at beginning of period	772	1,026
Cash and cash equivalents at end of period	$959	$691

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company is currently evaluating the effect this standard will have on our Consolidated Financial Statements.
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
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at June 30, 2016.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Money market funds(1)	$18	$13	$18	$13	$—	$—	$18	$13
Net derivative contracts	—	—	—	—	(21)	(42)	(21)	(42)
Available for sale investments	12	11	22	25	—	—	22	25
(1)Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.5 billion and $4.0 billion at June 30, 2016 and December 31, 2015, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2016	December 31, 2015
Finished products	$2,665	$2,093
Raw materials and work in process	652	655
	3,317	2,748
Less: excess of FIFO cost over LIFO cost	(113)	(129)
Total inventories	$3,204	$2,619
LIFO inventories represented 37% of total inventories at June 30, 2016 and December 31, 2015, respectively.
(4)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of June 30, 2016 and December 31, 2015:

Millions of dollars	June 30, 2016	December 31, 2015
Land	$133	$131
Buildings	1,650	1,614
Machinery and equipment	8,220	7,982
Accumulated depreciation	(6,261)	(5,953)
Property, plant and equipment, net	$3,742	$3,774
During the six months ended June 30, 2016, disposals primarily consisted of machinery and equipment with historical cost of $138 million and related accumulated depreciation $122 million.
(5)    FINANCING ARRANGEMENTS
Debt
On June 15, 2016, $250 million of 6.50% notes matured and were repaid. On May 23, 2016 , we completed a debt offering of $500 million principal amount of 4.50% notes due in 2046. The notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-203704) filed with the Securities and Exchange Commission on April 29, 2015.

On May 17, 2016, we and certain of our subsidiaries entered into a Third Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”). The Amended Long-Term Facility provides aggregate borrowing capacity of $2.5 billion, which combines amounts previously available under our prior Original Long-Term Facility and Terminated 364-Day Facility. The Amended Long-Term Facility has a maturity date of May 17, 2021 and amends and restates in its entirety our previously existing Second Amended and Restated Long-Term Credit Agreement, dated September 26, 2014 (the "Original Long-Term Facility"), and replaces aggregate borrowing capacity of $500 million available under our previously existing Amended and Restated Short-Term Credit Agreement, dated as of September 25, 2015, which agreement was terminated on May 17, 2016 (the "Terminated 364-Day Facility").
The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.125%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.60 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets. The description of the Amended Long-Term Facility is qualified in its entirety by reference to the complete text of the Amended Long-Term Facility, which is filed as Exhibit 10.1 to this quarterly report.
In addition to the committed $2.5 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $277 million at June 30, 2016). The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $312 million at June 30, 2016), expiring in 2017.
We had no borrowings outstanding under the committed credit facilities at June 30, 2016 or December 31, 2015.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at June 30, 2016 and December 31, 2015:

Millions of dollars	June 30, 2016	December 31, 2015
Commercial paper	$853	$—
Short-term borrowings to banks	144	20
Total notes payable	$997	$20
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
At June 30, 2016, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.

BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the six months ended June 30, 2016 or 2015. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of June 30, 2016, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2016. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.6 billion Brazilian reais (approximately $502 million as of June 30, 2016).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 225 million Brazilian reais (approximately $70 million as of June 30, 2016), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2016, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 167 million Brazilian reais (approximately $52 million as of June 30, 2016). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2016.
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

In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, fraud, and violation of federal and state regulations, including consumer protection acts. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.
Competition Investigation
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the six months ended June 30, 2016 and 2015:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2016	2015	2016	2015	2016	2015
Balance at January 1	$239	$235	$254	$—	$493	$235
Issuances/accruals during the period	159	141	—	—	159	141
Settlements made during the period/other	(153)	(149)	(101)	—	(254)	(149)
Balance at June 30	$245	$227	$153	$—	$398	$227

Current portion	$186	$176	$131	$—	$317	$176
Non-current portion	59	51	22	—	81	51
Total	$245	$227	$153	$—	$398	$227
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
As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. Whirlpool has implemented modifications at the point of manufacture to ensure that dryers produced after October 2015 are not affected by this issue. An outreach and service campaign is underway to modify dryers that have already been sold. Such dryers were manufactured between April 2004 and October 2015 and sold in the UK and other countries in the EMEA region under the Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas) and Indesit brand names, as well as various other brands owned by other manufacturers, distributors and retailers whose products Indesit produced. As a result, in September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, in September 2015, we increased the warranty liability as a final purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill related to this legacy product warranty and liability corrective action on heritage Indesit product in Europe. In the six months ended June 30, 2016, Whirlpool had $83 million of cash expenditures related to the corrective action and the remaining change in the legacy product warranty liability relates to the impact of foreign currency.

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2016 and December 31, 2015, the guaranteed amounts totaled $243 million and $260 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $1.8 billion at June 30, 2016 and $2.0 billion at December 31, 2015. Our total outstanding bank indebtedness under guarantees was approximately $43 million at June 30, 2016 and approximately $20 million at December 31, 2015.
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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates is reflected currently in interest and sundry income (expense) for both the payable/receivable and the derivative. We do not elect hedge accounting treatment on such short-term hedges.
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.

Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2016 and December 31, 2015, there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2016	2015	2016	2015	2016	2015		2016	2015
Derivatives accounted for as hedges
Foreign exchange forwards/options	$955	$886	$26	$31	$21	$8	(CF)	13	12
Commodity swaps/options	306	322	14	1	26	66	(CF)	33	33
Total derivatives accounted for as hedges			$40	$32	$47	$74
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,028	$2,886	$19	$22	$33	$21	N/A	11	11
Commodity swaps/options	1	7	—	—	—	1	N/A	8	6
Total derivatives not accounted for as hedges			19	22	33	22
Total derivatives			$59	$54	$80	$96

Current			$53	$54	$75	$79
Noncurrent			6	—	5	17
Total derivatives			$59	$54	$80	$96
(1) Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended as follows:

	Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2016	2015	2016	2015
Foreign exchange	$10	$(20)	$3	$13	(a)
Commodity swaps/options	9	(17)	(8)	(10)	(a)
Interest rate derivatives	—	—	—	—	(b)
	$19	$(37)	$(5)	$3

			Three Months Ended June 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2016	2015
Foreign exchange forwards/options			$9	$18

	Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2016	2015	2016	2015
Foreign exchange	$(6)	$10	$12	$24	(a)
Commodity swaps/options	21	(32)	(24)	(21)	(a)
Interest rate derivatives	—	—	—	(1)	(b)
	$15	$(22)	$(12)	$2

			Six Months Ended June 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2016	2015
Foreign exchange forwards/options			$(34)	$32
(1) Gains and losses reclassified from accumulated other comprehensive income (OCI) and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended June 30, 2016 and 2015. There were no hedges designated as fair value for the periods ended June 30, 2016 and 2015. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at June 30, 2016.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2016			2015
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(69)	$—	$(69)	$63	$—	$63
Cash flow hedges	36	(12)	24	(38)	10	(28)
Pension and other postretirement benefits plans	6	(1)	5	9	(1)	8
Available for sale securities	(3)	—	(3)	(6)	—	(6)
Other comprehensive income (loss)	(30)	(13)	(43)	28	9	37
Less: Other comprehensive loss available to noncontrolling interests	1	—	1	1	—	1
Other comprehensive income (loss) available to Whirlpool	$(31)	$(13)	$(44)	$27	$9	$36

	Six Months Ended June 30,
	2016			2015
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$56	$—	$56	$(146)	$—	$(146)
Cash flow hedges	38	(11)	27	(24)	6	(18)
Pension and other postretirement benefits plans	52	(19)	33	(26)	12	(14)
Available for sale securities	(3)	—	(3)	4	—	4
Other comprehensive income (loss)	143	(30)	113	(192)	18	(174)
Less: Other comprehensive (income) loss available to noncontrolling interests	2	—	2	(2)	—	(2)
Other comprehensive income (loss) available to Whirlpool	$141	$(30)	$111	$(190)	$18	$(172)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$5	$12	Cost of products sold
Pension and postretirement benefits, pre-tax	6	15	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2015	$5,674	$4,743	$931
Net earnings	498	470	28
Other comprehensive income	113	111	2
Comprehensive income	611	581	30
Treasury stock	(325)	(325)	—
Additional paid-in capital	18	18	—
Dividends declared on common stock	(145)	(145)	—
Stockholders' equity, June 30, 2016	$5,833	$4,872	$961
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2016	2015	2016	2015
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$320	$177	$470	$368
Denominator for basic earnings per share - weighted-average shares	76.2	79.1	76.7	78.9
Effect of dilutive securities – share-based compensation	0.9	0.9	0.9	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	77.1	80.0	77.6	80.0
Anti-dilutive stock options/awards excluded from earnings per share	0.3	0.3	0.3	0.2
Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. During the first quarter of 2016, we repurchased 1,507,100 shares at an aggregate purchase price of approximately $225 million under this program. As of March 31, 2016, there were no remaining funds authorized under this program.
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion. As of June 30, 2016 we repurchased 567,700 shares under this share repurchase program at an aggregate purchase price of approximately $100 million. As of June 30, 2016, there were approximately $900 million in remaining funds authorized under this program.
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
We estimate that we will incur up to €179 million (approximately $198 million as of June 30, 2016) in employee-related costs, €25 million (approximately $28 million as of June 30, 2016) in asset impairment costs, and €37 million (approximately $41 million as of June 30, 2016) in other associated costs in connection with these actions. These actions will be substantially complete in 2018. We estimate €209 million (approximately $232 million as of June 30, 2016) of the estimated €241 million total cost will result in cash expenditures.
The following table summarizes the change in our combined restructuring liability for the period ended June 30, 2016:

Millions of dollars	December 31, 2015	Charge to Earnings	Cash Paid	Non-cash and Other	June 30, 2016
Employee termination costs	$30	$63	$(52)	$3	$44
Asset impairment costs	—	14	—	(14)	—
Facility exit costs	3	6	(7)	—	2
Other exit costs	18	4	(5)	—	17
Total	$51	$87	$(64)	$(11)	$63
The following table summarizes the restructuring charges by operating segment as of June 30, 2016:

Millions of dollars	June 30, 2016
North America	$13
EMEA	70
Latin America	3
Asia	1
Corporate / Other	—
Total	$87
(10)    INCOME TAXES
The income tax (benefit) expense was $(56) million and $3 million for the three and six months ended June 30, 2016, respectively, compared to income tax expense of $90 million and $99 million in the same periods of 2015. For the three and six months ended June 30, 2016, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases, and favorable audits and settlements in the second quarter of 2016. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Earnings before income taxes	$286	$275	$501	$482

Income tax (benefit) expense computed at United States statutory tax rate	100	96	175	169
Valuation allowance releases	(105)	—	(105)	(58)
Audits and settlements	(32)	2	(32)	1
U.S. foreign income items, net of credits	(6)	(11)	(11)	(13)
Foreign government tax incentive	(2)	(4)	(4)	(8)
Other	(11)	7	(20)	8
Income tax (benefit) expense computed at effective worldwide tax rates	$(56)	$90	$3	$99
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$2	$2	$2	$—
Interest cost	37	37	7	7	4	5
Expected return on plan assets	(46)	(47)	(8)	(9)	—	—
Amortization:
Actuarial loss	11	14	1	2	—	—
Prior service credit	(1)	(1)	—	—	(4)	(5)
Settlement and curtailment (gain) loss	—	—	(1)	4	—	—
Net periodic cost	$1	$3	$1	$6	$2	$—

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$3	$3	$4	$1
Interest cost	74	75	14	15	8	10
Expected return on plan assets	(93)	(95)	(16)	(17)	—	—
Amortization:
Actuarial loss	23	27	2	3	—	—
Prior service credit	(2)	(2)	—	—	(8)	(14)
Settlement and curtailment (gain) loss	—	—	—	12	—	(47)
Net periodic benefit cost (credit)	$3	$6	$3	$16	$4	$(50)

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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2016	$2,760	$1,296	$826	$363	$(47)	$5,198
2015	2,687	1,334	854	381	(48)	5,208
Intersegment sales
2016	38	16	53	73	(180)	—
2015	59	14	55	68	(196)	—
Depreciation and amortization
2016	69	42	18	17	18	164
2015	66	60	19	15	10	170
Operating profit (loss)
2016	340	46	50	16	(86)	366
2015	287	51	36	27	(128)	273
Total assets
June 30, 2016	8,033	8,531	2,585	2,797	(1,978)	19,968
December 31, 2015	7,683	7,351	2,260	2,738	(1,022)	19,010
Capital expenditures
2016	41	27	24	9	20	121
2015	61	38	23	8	12	142

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2016	$5,170	$2,469	$1,531	$734	$(90)	$9,814
2015	5,028	2,607	1,753	759	(93)	10,054
Intersegment sales
2016	87	31	103	135	(356)	—
2015	119	25	102	128	(374)	—
Depreciation and amortization
2016	134	89	34	33	42	332
2015	131	107	37	31	25	331
Operating profit (loss)
2016	590	101	92	41	(175)	649
2015	563	68	95	51	(201)	576
Total assets
June 30, 2016	8,033	8,531	2,585	2,797	(1,978)	19,968
December 31, 2015	7,683	7,351	2,260	2,738	(1,022)	19,010
Capital expenditures
2016	71	45	43	15	32	206
2015	117	72	43	18	18	268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2016	2015	Change	2016	2015	Change
Net sales	$5,198	$5,208	(0.2)%	$9,814	$10,054	(2.4)%
Gross margin	968	905	6.8%	1,789	1,758	1.7%
Selling, general and administrative	544	556	(2.4)%	1,017	1,054	(3.6)%
Restructuring costs	40	58	(31.1)%	87	91	(4.0)%
Interest and sundry income (expense)	(39)	42	nm	(69)	(11)	nm
Interest expense	(41)	(40)	2.5%	(79)	(83)	(5.0)%
Income tax (benefit) expense	(56)	90	nm	3	99	(97.1)%
Net earnings available to Whirlpool	320	177	80.5%	470	368	27.8%
Diluted net earnings available to Whirlpool per share	$4.15	$2.21	87.8%	$6.06	$4.60	31.8%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended June 30:

	Units Sold (in thousands)
	Three Months Ended			Six Months Ended
Region	2016	2015	Change	2016	2015	Change
North America	6,783	6,462	5.0%	12,898	12,279	5.0%
EMEA	6,031	5,910	2.1%	11,496	11,626	(1.1)%
Latin America	2,336	2,243	4.1%	4,409	4,895	(9.9)%
Asia	2,142	2,042	4.9%	4,291	4,107	4.5%
Consolidated	17,292	16,657	3.8%	33,094	32,907	0.6%

	Net Sales (in millions)
	Three Months Ended			Six Months Ended
Region	2016	2015	Change	2016	2015	Change
North America	$2,760	$2,687	2.7%	$5,170	$5,028	2.8%
EMEA	1,296	1,334	(2.9)%	2,469	2,607	(5.3)%
Latin America	826	854	(3.3)%	1,531	1,753	(12.7)%
Asia	363	381	(4.7)%	734	759	(3.3)%
Other/eliminations	(47)	(48)	nm	(90)	(93)	nm
Consolidated	$5,198	$5,208	(0.2)%	$9,814	$10,054	(2.4)%
nm: not meaningful
Consolidated net sales decreased 0.2% and 2.4% for the three and six months ended, June 30, 2016 respectively, compared to the same periods in 2015. The decrease for the three and six months ended was primarily driven by unfavorable impact from foreign currency, partially offset by higher unit volumes. Excluding the impact of foreign currency, consolidated net sales for the three and six months ended June 30, 2016 increased 2.7% and 1.9% respectively, compared to the same period in 2015.
Significant regional trends were as follows:

•
North America net sales increased 2.7% and 2.8% for the three and six months ended June 30, 2016 respectively, compared to the same periods in 2015. The increase for the three and six months ended June 30, 2016 was primarily driven by increased unit volumes, partially offset by the unfavorable impact from foreign currency.
Excluding the impact from foreign currency, net sales increased 4.0% and 4.3% for the three and six months ended June 30, 2016 respectively, compared to the same periods in 2015.

•
EMEA net sales decreased 2.9% and 5.3% for the three and six months ended June 30, 2016 respectively, compared to the same periods in 2015. The decrease for the three months ended June 30, 2016 was primarily driven by an unfavorable impact from foreign currency, partially offset by higher unit volumes. The decrease for the six months ended June 30, 2016 was primarily driven by an unfavorable impact from foreign currency and lower unit volumes. Excluding the impact from foreign currency, net sales decreased 0.1% and 1.4% for the three and six months ended June 30, 2016 compared to the same periods in 2015.

•
Latin America net sales decreased 3.3% for the three months ended June 30, 2016 compared to the same period in 2015 primarily driven by an unfavorable impact from foreign currency, partially offset by increased unit volumes. Latin America net sales decreased 12.7% for the six months ended June 30, 2016 compared to the same period in 2015, primarily driven by an unfavorable impact from foreign currency and decreased industry demand. Excluding the impact from foreign currency, net sales increased 4.0% and decreased 0.3% for the three and six months ended June 30, 2016 compared to the same periods in 2015.

•
Asia net sales decreased 4.7% and 3.3% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease for the three and six months ended, June 30, 2016 was primarily driven by an unfavorable impact from foreign currency, partially offset by higher unit volumes. Excluding the impact from foreign currency, net sales decreased 0.1% for the three months ended June 30, 2016 and increased 1.5% for the six months ended June 30, 2016 compared to the same periods in 2015.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Percentage of net sales	2016	2015	Change		2016	2015	Change
North America	20.1%	18.0%	2.1	pts	18.9%	18.6%	0.3	pts
EMEA	16.4%	15.6%	0.8	pts	16.3%	14.8%	1.5	pts
Latin America	15.3%	14.3%	1.0	pts	15.6%	14.7%	0.9	pts
Asia	19.8%	23.3%	(3.5)	pts	22.2%	23.3%	(1.1)	pts
Consolidated	18.6%	17.4%	1.2	pts	18.2%	17.5%	0.7	pts
The consolidated gross margin percentage increased for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase for the three and six months ended was primarily due to benefits from cost and capacity-reduction initiatives, ongoing cost productivity and acquisition synergies and unit volume growth, partially offset by the unfavorable impacts from foreign currency, the recognition of a postretirement-benefit curtailment gain in North America in the first quarter of 2015.
Significant regional trends were as follows:

•
North America gross margin increased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to ongoing cost productivity and increased unit volumes, partially offset by unfavorable impacts from foreign currency.

•
EMEA gross margin increased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to favorable impacts from acquisition synergies, ongoing cost productivity, partially offset by unfavorable impacts from foreign currency.

•
Latin America gross margin increased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to favorable price/mix and the benefits from cost and capacity-reduction initiatives.

•
Asia gross margin decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to integration cost, partially offset by benefits from ongoing cost productivity.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2016	As a % of Net Sales	2015	As a % of Net Sales	2016	As a % of Net Sales	2015	As a % of Net Sales
North America	$209	7.6%	$194	7.2%	$380	7.4%	$363	7.2%
EMEA	159	12.3%	149	11.2%	288	11.7%	302	11.6%
Latin America	76	9.1%	86	10.1%	146	9.5%	162	9.2%
Asia	49	13.7%	55	14.6%	109	14.9%	113	14.9%
Corporate/other	51	—	72	—	94	—	114	—
Consolidated	$544	10.4%	$556	10.7%	$1,017	10.4%	$1,054	10.5%
Consolidated selling, general and administrative expenses is comparable as a percent of net sales to the same periods in 2015.
Restructuring
We incurred restructuring charges of $40 million and $87 million for the three and six months ended June 30, 2016, compared to $58 million and $91 million for the same periods in 2015.
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
We estimate that we will incur up to €179 million (approximately $198 million as of June 30, 2016) in employee-related costs, €25 million (approximately $28 million as of June 30, 2016) in asset impairment costs, and €37 million (approximately $41 million as of June 30, 2016) in other associated costs in connection with these actions. These actions will be substantially complete in 2018. We estimate €209 million (approximately $232 million as of June 30, 2016) of the estimated €241 million total cost will result in cash expenditures.
We anticipate restructuring charges of approximately $200 million for fiscal year 2016. The actions outlined above are expected to fall within these anticipated charges.
Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry Income (Expense)
Interest and sundry income (expense) for the three and six months ended June 30, 2016 increased compared to the same periods in 2015. The increase in expense for the three and six months ended was primarily due to a $65 million gain related to a business investment in Brazil, in the second quarter of 2015.
Interest Expense
Interest expense for the three and six months ended June 30, 2016 is comparable to the same periods in 2015 due to lower average interest rates on long-term debt offset by higher outstanding debt.
Income Taxes
The income tax (benefit) expense was $(56) million and $3 million for the three and six months ended June 30, 2016, respectively, compared to income tax expense of $90 million and $99 million in the same periods of 2015. For the three and six months ended June 30, 2016, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases, and favorable audits and settlements in the second quarter of 2016. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Earnings before income taxes	$286	$275	$501	$482

Income tax (benefit) expense computed at United States statutory tax rate	100	96	175	169
Valuation allowance releases	(105)	—	(105)	(58)
Audits and settlements	(32)	2	(32)	1
U.S. foreign income items, net of credits	(6)	(11)	(11)	(13)
Foreign government tax incentive	(2)	(4)	(4)	(8)
Other	(11)	7	(20)	8
Income tax (benefit) expense computed at effective worldwide tax rates	$(56)	$90	$3	$99

FORWARD-LOOKING PERSPECTIVE
The earnings per diluted share are presented net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated full-year tax rate. We currently estimate earnings per diluted share and industry demand for 2016 to be within the following ranges:

	2016
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2016	$11.50	—	$12.00
Including:
Restructuring Expense	$(2.58)
Acquisition Related Transition Costs	$(0.77)
Legacy Product Warranty and Liability Expense	$(0.08)
Income Tax Impact	$0.68

Industry demand
North America(1)	5%	—	6%
EMEA	0%	—	2%
Latin America(2)	(10%)
Asia	Flat
(1) Reflects industry demand in the United States.
(2) Reflects industry demand in Brazil.
For the full-year 2016, we expect to generate cash from operating activities of $1,400 to $1,550 million and free cash flow of approximately $700 million to $800 million, including acquisition related restructuring cash outlays of up to $200 million, legacy product warranty and liability costs of $155 million and, with respect to free cash flow, capital expenditures of approximately $700 million to $750 million.
The table below reconciles projected 2016 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations (the most directly comparable GAAP financial measure) less capital expenditures, proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.

	2016
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,400	-	$1,550
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(700)	-	(750)
Free cash flow	$700 - $800
(1) Financial guidance on a GAAP basis for cash provided by (used in) financing activities and cash provided by (used in) investing activities has not been provided because in order to prepare any such estimate or projection, the company would need to rely on market factors and certain other conditions and assumptions that are outside of its control.
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans and returns to shareholders. We have $510 million of long term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.

We continue to monitor general financial instability and uncertainty globally. At June 30, 2016, the only country where we had cash or cash equivalents greater than 1% of our consolidated assets was China, which represented 2.0%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of Italy and Brazil, which represented 1.3% and 1.4%, respectively.
We continue to monitor customer financial conditions globally. At June 30, 2016, we had €101 million (approximately $112 million) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €47 million (approximately $52 million at June 30, 2016) of the outstanding receivables were overdue as of June 30, 2016.  Our exposure includes not only the outstanding receivables but also the potential risks of an Alno AG bankruptcy and impacts to our distribution process. Alno is proceeding to secure additional financing to improve its financial position.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2016	2015
Cash provided by (used in):
Operating activities	$(404)	$(397)
Investing activities	(152)	(243)
Financing activities	742	342
Effect of exchange rate changes on cash	1	(37)
Net change in cash and cash equivalents	$187	$(335)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2016 is comparable to the same period in 2015.
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

Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2016 decreased compared to the same period in 2015, which primarily reflects a reduction in capital expenditures, partially offset by proceeds from the sale of business assets in 2015.

In June 2016, Whirlpool China Co., Ltd. (“Whirlpool China”), a majority-owned indirect subsidiary of Whirlpool Corporation (the “Company”) entered into an agreement to return land use rights for land now occupied by two Whirlpool China plants in Hefei, China to a division of the Hefei municipal government.  The aggregate price for the return of land use rights is approximately RMB 687 million (approximately $104 million as of June 30, 2016). Whirlpool China received RMB 280 million (approximately $42 million) of the aggregate return price in June of 2016  with the remainder to be paid in installments in 2017 and 2018.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2016 includes an increase in notes payable which was used to fund seasonal working capital needs, partially offset by share repurchases and dividend paid. In addition, long-term debt increased during the six months ended June 30, 2016. On June 15, 2016, $250 million of 6.50% notes matured and were repaid. On May 23, 2016 , we completed a debt offering of $500 million principal amount of 4.50% notes due in 2046.
Financing Arrangements
On June 15, 2016, $250 million of 6.50% notes matured and were repaid. On May 23, 2016 , we completed a debt offering of $500 million principal amount of 4.50% notes due in 2046.
On May 17, 2016, we and certain of our subsidiaries entered into a Third Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”). The Amended Long-Term Facility provides aggregate borrowing capacity of $2.5 billion, which combines amounts previously available under our prior Original Long-Term Facility and Terminated 364-Day Facility. The Amended Long-Term Facility has a maturity date of May 17, 2021 and amends and restates in its entirety our previously existing Second Amended and Restated Long-Term Credit Agreement, dated September 26, 2014 (the "Original Long-Term Facility"), and replaces aggregate borrowing capacity of $500 million available under our previously existing Amended and Restated Short-Term Credit Agreement, dated as of September 25, 2015, which agreement was terminated on May 17, 2016 (the "Terminated 364-Day Facility").
In addition to the committed $2.5 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $277 million at June 30, 2016). The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $312 million at June 30, 2016), expiring in 2017.
Collectively, the Facilities provide the Company with total committed credit facilities of approximately $3.0 billion. This amount is unchanged from committed credit facility amounts available as of December 31, 2015.  The Facilities are geographically diverse and reflect the Company’s growing global operations. The Company believes these Facilities are sufficient to support its global operations.
We had no borrowings outstanding under the committed credit facilities at June 30, 2016 or December 31, 2015.
Additionally, at June 30, 2016, we had $853 million of commercial paper outstanding to fund working capital requirements.
Dividends
In April 2016, our Board of Directors approved an 11% increase in our quarterly dividend on our common stock to $1 per share from 90 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2016, we had approximately $325 million outstanding under these agreements.

Repurchase Program
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. During the first quarter of 2016, we repurchased 1,507,100 shares at an aggregate purchase price of approximately $225 million under this program. As of March 31, 2016, there were no remaining funds authorized under this program.
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion. As of June 30, 2016 we repurchased 567,700 shares under this share repurchase program at an aggregate purchase price of approximately $100 million. As of June 30, 2016, there were approximately $900 million in remaining funds authorized under this program.
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
As a result, in September 2015, we recorded a liability related to this corrective action with pre-tax and after tax cost of the corrective action to be €245 million and €196 million respectively (approximately approximately $274 million and $219 million respectively, as of September 30, 2015), based on certain tax deductibility assumptions.
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
At June 30, 2016, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the six months ended June 30, 2016 or 2015. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.

In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of June 30, 2016, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2016. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.6 billion Brazilian reais (approximately $502 million as of June 30, 2016).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 225 million Brazilian reais (approximately $70 million as of June 30, 2016), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2016, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 167 million Brazilian reais (approximately $52 million as of June 30, 2016). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2016.
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

In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, fraud, and violation of federal and state regulations, including consumer protection acts. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.
Competition Investigation
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
Antidumping Petition
On December 16, 2015, we submitted a petition requesting that the U.S. Department of Commerce (DOC) and the United States International Trade Commission (ITC) initiate antidumping investigations regarding large residential washers from China sold by Samsung and LG into the United States. The purpose of this petition, similar to the petitions we filed in December 2011 regarding large residential washers from South Korea and Mexico, is to establish conditions of fair competition in the United States that will support significant investment and innovation in the production of large residential washers in the United States and the U.S. jobs created by that production. This petition is the result of our continual monitoring of the large residential washer landscape, which highlighted that Samsung and LG have continued to dump washers into the United States following the conclusion of our earlier case in 2013. The Whirlpool washers affected by the imports subject in this case are made in Clyde, Ohio.
There are several steps in the process of the antidumping investigation.  On July 20, 2016, the U.S. Department of Commerce issued an affirmative preliminary determination in the investigation. The preliminary determination will be followed by several other steps leading to a final decision from the DOC and the ITC, which we expect in January 2017.
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
Whirlpool Subsidiary Share Repurchase
On July 12, 2016, Whirlpool S.A. (“WHR SA”) and Brasmotor S.A. (“BMT”), both majority-owned indirect subsidiaries of Whirlpool Corporation, issued public announcements in Brazil reporting that Whirlpool do Brasil Ltda., the controlling shareholder of both WHR SA and BMT, intends to acquire the outstanding common and preferred shares of WHR SA and BMT by means of tender offers for the publicly-held shares. Whirlpool do Brasil Ltda. and other Whirlpool entities currently hold 99.20% of the common and 95.68% of the preferred shares of WHR SA and 99.40% of the common and 93.55% of the preferred shares of BMT. The launch of the tender offers (the “Transactions”) is subject to approval by the Brazilian securities regulatory agency and the Brazilian stock exchange, which the Company expects will occur in the fourth quarter of 2016. The Company expects the Transactions to be completed by year end. If successful, the Transactions will result in a withdrawal of WHR SA and BMT from the Brazilian stock exchange.

The Company expects the total purchase price of the Transactions to be approximately 205.8 million Brazilian reais (approximately $62.4 million as of July 10, 2016). The Transactions are expected to result in a simplified corporate structure in Brazil along with an overall reduction in costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
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
On April 14, 2014, our Board of Directors authorized a share repurchase program of up to $500 million. During the first quarter of 2016, we repurchased 1,507,100 shares at an aggregate purchase price of approximately $225 million under this program. As of March 31, 2016, there were no remaining funds authorized under this program.
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion. As of June 30, 2016 we repurchased 567,700 shares under this share repurchase program at an aggregate purchase price of approximately $100 million. As of June 30, 2016, there were approximately $900 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2016:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2016 through April 30, 2016	—	$—	—	$1,000
May 1, 2016 through May 31, 2016	567,700	176.13	567,700	900
June 1, 2016 through June 30, 2016	—	—	—	—
Total	567,700	$176.13	567,700
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1
Third Amended and Restated Long-Term Credit Agreement dated as of May 17, 2016 among Whirlpool Corporation, Whirlpool Europe B.V.,Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., BNP Paribas Securities Corp., and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners

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

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ LARRY M. VENTURELLI
Name:	Larry M. Venturelli
Title:	Executive Vice President and Chief Financial Officer
Date:	July 22, 2016