Form 10-Q
period 2016-09-30
WHIRLPOOL CORP /DE/
filed 2016-10-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 21, 2016
Common stock, par value $1 per share	75,108,173

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2016

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Net sales	$5,248	$5,277	$15,062	$15,331
Expenses
Cost of products sold	4,310	4,347	12,335	12,643
Gross margin	938	930	2,727	2,688
Selling, general and administrative	521	529	1,538	1,583
Intangible amortization	18	18	54	55
Restructuring costs	29	54	116	145
Operating profit	370	329	1,019	905
Other (income) expense
Interest and sundry (income) expense	26	21	95	32
Interest expense	39	41	118	124
Earnings before income taxes	305	267	806	749
Income tax expense	61	17	64	116
Net earnings	244	250	742	633
Less: Net earnings available to noncontrolling interests	6	15	34	30
Net earnings available to Whirlpool	$238	$235	$708	$603
Per share of common stock
Basic net earnings available to Whirlpool	$3.14	$2.98	$9.26	$7.64
Diluted net earnings available to Whirlpool	$3.10	$2.95	$9.16	$7.54
Dividends declared	$1.00	$0.90	$2.90	$2.55
Weighted-average shares outstanding (in millions)
Basic	75.7	78.8	76.4	78.9
Diluted	76.6	79.7	77.3	79.9

Comprehensive income	$289	$45	$900	$254

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,025	$772
Accounts receivable, net of allowance of $192 and $160, respectively	2,982	2,530
Inventories	3,208	2,619
Deferred income taxes	398	451
Prepaid and other current assets	974	953
Total current assets	8,587	7,325
Property, net of accumulated depreciation of $6,267 and $5,953, respectively	3,768	3,774
Goodwill	3,027	3,006
Other intangibles, net of accumulated amortization of $376 and $327, respectively	2,622	2,678
Deferred income taxes	1,853	1,850
Other noncurrent assets	333	377
Total assets	$20,190	$19,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,312	$4,403
Accrued expenses	709	675
Accrued advertising and promotions	677	706
Employee compensation	415	452
Notes payable	1,408	20
Current maturities of long-term debt	263	508
Other current liabilities	917	980
Total current liabilities	8,701	7,744
Noncurrent liabilities
Long-term debt	3,718	3,470
Pension benefits	960	1,025
Postretirement benefits	338	390
Other noncurrent liabilities	506	707
Total noncurrent liabilities	5,522	5,592
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 111 million shares issued, and 75 million and 77 million shares outstanding, respectively	111	111
Additional paid-in capital	2,684	2,641
Retained earnings	7,209	6,722
Accumulated other comprehensive loss	(2,176)	(2,332)
Treasury stock, 36 million and 33 million shares, respectively	(2,824)	(2,399)
Total Whirlpool stockholders’ equity	5,004	4,743
Noncontrolling interests	963	931
Total stockholders’ equity	5,967	5,674
Total liabilities and stockholders’ equity	$20,190	$19,010

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2016	2015
Operating activities
Net earnings	$742	$633
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	496	496
Curtailment gain	—	(63)
Changes in assets and liabilities:
Accounts receivable	(438)	(405)
Inventories	(518)	(397)
Accounts payable	(187)	(288)
Accrued advertising and promotions	(38)	(34)
Accrued expenses and current liabilities	72	(26)
Taxes deferred and payable, net	(149)	(44)
Accrued pension and postretirement benefits	(53)	(109)
Employee compensation	(30)	(31)
Other	(72)	111
Cash used in operating activities	(175)	(157)
Investing activities
Capital expenditures	(360)	(391)
Proceeds from sale of assets and business	55	35
Change in restricted cash	14	21
Investment in related businesses	(10)	(72)
Other	(2)	—
Cash used in investing activities	(303)	(407)
Financing activities
Proceeds from borrowings of long-term debt	491	531
Repayments of long-term debt	(507)	(278)
Net proceeds from short-term borrowings	1,369	307
Dividends paid	(221)	(200)
Repurchase of common stock	(425)	(95)
Common stock issued	24	36
Other	(2)	(5)
Cash provided by financing activities	729	296
Effect of exchange rate changes on cash and cash equivalents	2	(60)
Increase (decrease) in cash and cash equivalents	253	(328)
Cash and cash equivalents at beginning of period	772	1,026
Cash and cash equivalents at end of period	$1,025	$698

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
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which supersedes the guidance in Topic 740, Income Taxes, that requires an entity to separate deferred tax liabilities and assets into a current amount and noncurrent amount in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. We plan to prospectively adopt the new accounting pronouncement in the fourth quarter of 2016. The material impact of the change will result in the classification of all deferred tax assets (approximately $451 million as of December 31, 2015) and deferred tax liabilities (approximately $19 million December 31, 2015) as noncurrent. We expect the impact of this reclassification as of December 31, 2016 to have no impact on net income or cash flow, and to be comparable to December 31, 2015.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises an entity’s accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We currently do not expect the adoption to have a material impact on our Consolidated Financial Statements.

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
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at September 30, 2016.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are in the following table:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Money market funds(1)	$9	$13	$9	$13	$—	$—	$9	$13
Net derivative contracts	—	—	—	—	19	(42)	19	(42)
Available for sale investments	12	11	21	25	—	—	21	25
(1)Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.2 billion and $4.0 billion at September 30, 2016 and December 31, 2015, respectively, and was estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2016	December 31, 2015
Finished products	$2,629	$2,093
Raw materials and work in process	685	655
	3,314	2,748
Less: excess of FIFO cost over LIFO cost	(106)	(129)
Total inventories	$3,208	$2,619
LIFO inventories represented 38% and 37% of total inventories at September 30, 2016 and December 31, 2015, respectively.
(4)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of September 30, 2016 and December 31, 2015:

Millions of dollars	September 30, 2016	December 31, 2015
Land	$134	$131
Buildings	1,676	1,614
Machinery and equipment	8,225	7,982
Accumulated depreciation	(6,267)	(5,953)
Property, plant and equipment, net	$3,768	$3,774
During the nine months ended September 30, 2016, we disposed of buildings, machinery and equipment with historical cost of $314 million and related accumulated depreciation $293 million.
(5)    FINANCING ARRANGEMENTS
Debt
On July 15, 2016, $244 million of 7.75% notes matured and were repaid. On June 15, 2016, $250 million of 6.50% notes matured and were repaid. On May 23, 2016, we completed a debt offering of $500 million principal amount of 4.50% notes due in 2046. The notes contain covenants that limit our ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-203704) filed with the Securities and Exchange Commission on April 29, 2015.
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
In addition to the committed $2.5 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $281 million at September 30, 2016 ). The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $308 million at September 30, 2016), expiring in 2017.
We had no borrowings outstanding under the committed credit facilities at September 30, 2016 or December 31, 2015.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at September 30, 2016 and December 31, 2015:

Millions of dollars	September 30, 2016	December 31, 2015
Commercial paper	$1,196	$—
Short-term borrowings to banks	212	20
Total notes payable	$1,408	$20
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
At September 30, 2016, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the nine months ended September 30, 2016 or 2015. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of September 30, 2016, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.

Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2016. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.6 billion Brazilian reais (approximately $508 million as of September 30, 2016).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 229 million Brazilian reais (approximately $71 million as of September 30, 2016), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2016, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 159 million Brazilian reais (approximately $49 million as of September 30, 2016). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2016.
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
Other Litigation
We have vigorously defended against numerous lawsuits pending in the United States relating to certain of our front load washing machines.  We have reached final agreement on a settlement that will resolve all such class action lawsuits (except for attorneys fees in an immaterial case) and have received court approval. We are proceeding through the administrative consumer claims process to finalize the matter, which will be complete in 2017.
In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and have and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection acts. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.

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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the nine months ended September 30, 2016 and 2015:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2016	2015	2016	2015	2016	2015
Balance at January 1	$239	$235	$254	$—	$493	$235
Issuances/accruals during the period	228	200	—	274	228	474
Settlements made during the period/other	(218)	(203)	(145)	—	(363)	(203)
Balance at September 30	$249	$232	$109	$274	$358	$506

Current portion	$188	$180	$109	$146	$297	$326
Non-current portion	61	52	—	128	61	180
Total	$249	$232	$109	$274	$358	$506
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
As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. Whirlpool has implemented modifications at the point of manufacture to ensure that dryers produced after October 2015 are not affected by this issue. An outreach and service campaign is underway to modify dryers that have already been sold. Such dryers were manufactured between April 2004 and October 2015 and sold in the UK and other countries in the EMEA region under the Hotpoint (Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas) and Indesit brand names, as well as various other brands owned by other manufacturers, distributors and retailers whose products Indesit produced. As a result, in September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, in September 2015, we increased the warranty liability as a final purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill related to this legacy product warranty and liability corrective action on heritage Indesit product in Europe. In the nine months ended September 30, 2016, Whirlpool had $124 million of cash expenditures related to the corrective action.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2016 and December 31, 2015, the guaranteed amounts totaled $236 million and $260 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum amount of credit facilities available under these lines for consolidated subsidiaries totaled $2.0 billion at September 30, 2016 and at December 31, 2015. Our total outstanding bank indebtedness under guarantees was approximately $111 million at September 30, 2016 and approximately $20 million at December 31, 2015.
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

Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2016 and December 31, 2015, there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2016	2015	2016	2015	2016	2015		2016	2015
Derivatives accounted for as hedges
Foreign exchange forwards/options	$860	$886	$24	$31	$12	$8	(CF)	15	12
Commodity swaps/options	283	322	18	1	17	66	(CF)	31	33
Total derivatives accounted for as hedges			$42	$32	$29	$74
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,140	$2,886	$20	$22	$14	$21	N/A	10	11
Commodity swaps/options	1	7	—	—	—	1	N/A	5	6
Total derivatives not accounted for as hedges			20	22	14	22
Total derivatives			$62	$54	$43	$96

Current			$55	$54	$40	$79
Noncurrent			7	—	3	17
Total derivatives			$62	$54	$43	$96
(1) Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2016	2015	2016	2015
Foreign exchange	$9	$41	$(1)	$18	(a)
Commodity swaps/options	(2)	(49)	(6)	(16)	(a)
	$7	$(8)	$(7)	$2

			Three Months Ended September 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2016	2015
Foreign exchange forwards/options			$(9)	$(13)

	Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2016	2015	2016	2015
Foreign exchange	$3	$51	$11	$42	(a)
Commodity swaps/options	19	(81)	(30)	(37)	(a)
Interest rate derivatives	—	—	—	(1)	(b)
	$22	$(30)	$(19)	$4

			Nine Months Ended September 30,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2016	2015
Foreign exchange forwards/options			$(43)	$19
(1) Gains and losses reclassified from accumulated other comprehensive income (OCI) and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal for the periods ended September 30, 2016 and 2015. There were no hedges designated as fair value for the periods ended September 30, 2016 and 2015. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at September 30, 2016.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2016			2015
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$25	$—	$25	$(197)	$—	$(197)
Cash flow hedges	23	(9)	14	(10)	2	(8)
Pension and other postretirement benefits plans	10	(3)	7	9	(4)	5
Available for sale securities	(1)	—	(1)	(5)	—	(5)
Other comprehensive income (loss)	57	(12)	45	(203)	(2)	(205)
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	(6)	—	(6)
Other comprehensive income (loss) available to Whirlpool	$57	$(12)	$45	$(197)	$(2)	$(199)

	Nine Months Ended September 30,
	2016			2015
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$81	$—	$81	$(343)	$—	$(343)
Cash flow hedges	61	(20)	41	(34)	8	(26)
Pension and other postretirement benefits plans	62	(22)	40	(17)	8	(9)
Available for sale securities	(4)	—	(4)	(1)	—	(1)
Other comprehensive income (loss)	200	(42)	158	(395)	16	(379)
Less: Other comprehensive (income) loss available to noncontrolling interests	2	—	2	(8)	—	(8)
Other comprehensive income (loss) available to Whirlpool	$198	$(42)	$156	$(387)	$16	$(371)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$7	$19	Cost of products sold
Pension and postretirement benefits, pre-tax	11	26	Cost of products sold / Selling, general and administrative

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2015	$5,674	$4,743	$931
Net earnings	742	708	34
Other comprehensive income	158	156	2
Comprehensive income	900	864	36
Treasury stock	(425)	(425)	—
Additional paid-in capital	43	43	—
Dividends declared on common stock	(225)	(221)	(4)
Stockholders' equity, September 30, 2016	$5,967	$5,004	$963
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2016	2015	2016	2015
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$238	$235	$708	$603
Denominator for basic earnings per share - weighted-average shares	75.7	78.8	76.4	78.9
Effect of dilutive securities – share-based compensation	0.9	0.9	0.9	1.0
Denominator for diluted earnings per share – adjusted weighted-average shares	76.6	79.7	77.3	79.9
Anti-dilutive stock options/awards excluded from earnings per share	0.3	0.3	0.3	0.2
Repurchase Program
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion. As of September 30, 2016 we repurchased 1,088,400 shares under this share repurchase program at an aggregate purchase price of approximately $200 million. As of September 30, 2016, there were approximately $800 million in remaining funds authorized under this program.
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
We estimate that we will incur up to €179 million (approximately $201 million as of September 30, 2016) in employee-related costs, €25 million (approximately $28 million as of September 30, 2016) in asset impairment costs, and €37 million (approximately $42 million as of September 30, 2016) in other associated costs in connection with these actions. These actions will be substantially complete in 2018. We estimate €209 million (approximately $235 million as of September 30, 2016) of the estimated €241 million total cost will result in cash expenditures.

The following table summarizes the change in our combined restructuring liability for the period ended September 30, 2016:

Millions of dollars	December 31, 2015	Charge to Earnings	Cash Paid	Non-cash and Other	September 30, 2016
Employee termination costs	$30	$86	$(68)	$3	$51
Asset impairment costs	—	15	—	(15)	—
Facility exit costs	3	8	(10)	—	1
Other exit costs	18	7	(10)	—	15
Total	$51	$116	$(88)	$(12)	$67
The following table summarizes the restructuring charges by operating segment as of September 30, 2016:

Millions of dollars	September 30, 2016
North America	$14
EMEA	97
Latin America	3
Asia	2
Corporate / Other	—
Total	$116
(10)    INCOME TAXES
Income tax expense was $61 million and $64 million for the three and nine months ended September 30, 2016, respectively, compared to income tax expense of $17 million and $116 million in the same periods of 2015. For the three and nine months ended September 30, 2016, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases, and favorable audits and settlements in the second quarter of 2016. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Earnings before income taxes	$305	$267	$806	$749

Income tax expense computed at United States statutory tax rate	107	93	282	262
Valuation allowance releases	(59)	(68)	(164)	(126)
Audits and settlements	(3)	6	(35)	8
U.S. foreign income items, net of credits	4	(18)	(6)	(32)
Foreign government tax incentive	(2)	—	(5)	(8)
Other	14	4	(8)	12
Income tax expense computed at effective worldwide tax rates	$61	$17	$64	$116
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	37	37	7	8	5	4
Expected return on plan assets	(47)	(48)	(7)	(8)	—	—
Amortization:
Actuarial loss	12	13	1	1	—	—
Prior service credit	—	—	—	—	(3)	(5)
Settlement and curtailment (gain) loss	—	—	1	1	—	(16)
Net periodic benefit cost (credit)	$3	$3	$3	$3	$3	$(16)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2016	2015	2016	2015	2016	2015
Service cost	$2	$2	$4	$4	$5	$2
Interest cost	111	112	21	23	13	14
Expected return on plan assets	(140)	(143)	(23)	(25)	—	—
Amortization:
Actuarial loss	35	40	3	4	—	—
Prior service credit	(2)	(2)	—	—	(11)	(19)
Settlement and curtailment (gain) loss	—	—	1	13	—	(63)
Net periodic benefit cost (credit)	$6	$9	$6	$19	$7	$(66)

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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2016	$2,850	$1,319	$800	$338	$(59)	$5,248
2015	2,791	1,452	751	346	(63)	5,277
Intersegment sales
2016	41	16	50	82	(189)	—
2015	51	9	55	77	(192)	—
Depreciation and amortization
2016	65	66	19	15	(1)	164
2015	64	47	13	15	26	165
Operating profit (loss)
2016	346	40	45	15	(76)	370
2015	349	32	31	24	(107)	329
Total assets
September 30, 2016	8,172	8,666	2,563	2,896	(2,107)	20,190
December 31, 2015	7,683	7,351	2,260	2,738	(1,022)	19,010
Capital expenditures
2016	43	37	28	26	21	155
2015	52	36	26	(9)	18	123

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2016	$8,020	$3,788	$2,331	$1,072	$(149)	$15,062
2015	7,819	4,059	2,504	1,105	(156)	15,331
Intersegment sales
2016	128	47	153	217	(545)	—
2015	170	34	157	205	(566)	—
Depreciation and amortization
2016	199	155	53	48	41	496
2015	195	154	50	46	51	496
Operating profit (loss)
2016	936	141	137	56	(251)	1,019
2015	912	100	126	75	(308)	905
Total assets
September 30, 2016	8,172	8,666	2,563	2,896	(2,107)	20,190
December 31, 2015	7,683	7,351	2,260	2,738	(1,022)	19,010
Capital expenditures
2016	114	82	71	41	53	361
2015	169	108	69	9	36	391

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool") is the number one major appliance manufacturer in the world with annual net sales of approximately $21 billion and net earnings available to Whirlpool of $783 million in 2015. We are a leading producer of major home appliances in North America, Europe and Latin America, and have a significant presence throughout China and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, EMEA (Europe, Middle East and Africa), Latin America, and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in an intensely competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2016	2015	Better/(Worse)	2016	2015	Better/(Worse)
Net sales	$5,248	$5,277	(0.5)%	$15,062	$15,331	(1.8)%
Gross margin	938	930	1.0%	2,727	2,688	1.5%
Selling, general and administrative	521	529	1.0%	1,538	1,583	2.7%
Restructuring costs	29	54	48.1%	116	145	20.5%
Interest and sundry (income) expense	26	21	(23.9)%	95	32	nm
Interest expense	39	41	5.0%	118	124	5.0%
Income tax expense	61	17	nm	64	116	44.4%
Net earnings available to Whirlpool	238	235	1.2%	708	603	17.4%
Diluted net earnings available to Whirlpool per share	$3.10	$2.95	5.2%	$9.16	$7.54	21.5%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended September 30:

	Units Sold (in thousands)
	Three Months Ended			Nine Months Ended
Region	2016	2015	Better/(Worse)	2016	2015	Better/(Worse)
North America	7,370	6,897	6.9%	20,268	19,176	5.7%
EMEA	6,367	6,491	(1.9)%	17,863	18,117	(1.4)%
Latin America	2,072	2,114	(2.0)%	6,481	7,009	(7.5)%
Asia	2,141	1,938	10.5%	6,432	6,045	6.4%
Consolidated	17,950	17,440	2.9%	51,044	50,347	1.4%

	Net Sales (in millions)
	Three Months Ended			Nine Months Ended
Region	2016	2015	Better/(Worse)	2016	2015	Better(Worse)
North America	$2,850	$2,791	2.1%	$8,020	$7,819	2.6%
EMEA	1,319	1,452	(9.1)%	3,788	4,059	(6.7)%
Latin America	800	751	6.5%	2,331	2,504	(6.9)%
Asia	338	346	(2.1)%	1,072	1,105	(3.0)%
Other/eliminations	(59)	(63)	nm	(149)	(156)	nm
Consolidated	$5,248	$5,277	(0.5)%	$15,062	$15,331	(1.8)%
nm: not meaningful
Consolidated net sales decreased 0.5% and 1.8% for the three and nine months ended, September 30, 2016 respectively, compared to the same periods in 2015. The decrease for the three and nine months ended was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by higher unit volumes. Excluding the impact of foreign currency, consolidated net sales for the three and nine months ended September 30, 2016 increased 0.2% and 1.3% respectively, compared to the same periods in 2015.
Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period’s exchange rate compared to the prior-year period net sales.

Significant regional trends were as follows:

•
North America net sales increased 2.1% and 2.6% for the three and nine months ended September 30, 2016 respectively, compared to the same periods in 2015. The increase for the three and nine months ended September 30, 2016 was primarily driven by increased unit volumes, partially offset by unfavorable impacts from product price/mix and foreign currency. Excluding the impact from foreign currency, net sales increased 2.7% and 3.8% for the three and nine months ended September 30, 2016 respectively, compared to the same periods in 2015.

•
EMEA net sales decreased 9.1% and 6.7% for the three and nine months ended September 30, 2016 respectively, compared to the same periods in 2015. The decrease for the three and nine months ended September 30, 2016 was primarily driven by unfavorable impacts from product price/mix, foreign currency and lower unit volumes. Excluding the impact from foreign currency, net sales decreased 6.0% and 3.0% for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

•
Latin America net sales increased 6.5% for the three months ended September 30, 2016 compared to the same period in 2015 primarily driven by favorable product price/mix partially offset by unit volume declines. Latin America net sales decreased 6.9% for the nine months ended September 30, 2016 compared to the same period in 2015, primarily driven by an unfavorable impact from foreign currency and unit volume declines. Excluding the impact from foreign currency, net sales increased 1.6% and 0.3% for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

•
Asia net sales decreased 2.1% and 3.0% for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease for the three and nine months ended, September 30, 2016 was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by higher unit volumes. Excluding the impact from foreign currency, net sales increased 2.2% and 1.8% for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Gross Margin
The table below summarizes gross margin percentages by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Percentage of net sales	2016	2015	Better/(Worse)		2016	2015	Better/(Worse)
North America	19.4%	19.7%	(0.3)	pts	19.1%	19.0%	0.1	pts
EMEA	14.2%	12.9%	1.3	pts	15.6%	14.1%	1.5	pts
Latin America	15.3%	14.7%	0.6	pts	15.5%	14.7%	0.8	pts
Asia	21.8%	24.1%	(2.3)	pts	22.1%	23.6%	(1.5)	pts
Consolidated	17.9%	17.6%	0.3	pts	18.1%	17.5%	0.6	pts
The consolidated gross margin percentage increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase for the three and nine months ended was primarily due to ongoing cost productivity and acquisition synergies, unit volume growth, and benefits from cost and capacity-reduction initiatives, partially offset by the unfavorable impacts from product price/mix and foreign currency.
Significant regional trends were as follows:

•
North America gross margin decreased for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to unit volume growth and ongoing cost productivity that were more than offset by product price/mix, foreign currency and prior-year recognition of a post-retirement benefit curtailment gain. North America gross margin increased slightly for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to unit volume growth and ongoing cost productivity, partially offset by product price/mix and foreign currency.

•
EMEA gross margin increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to favorable impacts from acquisition synergies, partially offset by unfavorable impacts from foreign currency, product price/mix and production adjustment to right-size inventory levels.

•
Latin America gross margin increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to favorable price/mix and the benefits from cost and capacity-reduction initiatives, partially offset by unit volume decline.

•
Asia gross margin decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to unfavorable product price/mix and increased investments in marketing, technology and products, partially offset by benefits from ongoing cost productivity.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2016	As a % of Net Sales	2015	As a % of Net Sales	2016	As a % of Net Sales	2015	As a % of Net Sales
North America	$203	7.1%	$195	7.0%	$583	7.3%	$558	7.1%
EMEA	141	10.7%	149	10.2%	429	11.3%	451	11.1%
Latin America	76	9.6%	78	10.4%	222	9.5%	240	9.6%
Asia	53	15.7%	54	15.6%	162	15.1%	167	15.1%
Corporate/other	48	—	53	—	142	—	167	—
Consolidated	$521	10.0%	$529	10.0%	$1,538	10.2%	$1,583	10.3%
Consolidated selling, general and administrative expenses is comparable as a percent of net sales to the same periods in 2015.
Restructuring
We incurred restructuring charges of $29 million and $116 million for the three and nine months ended September 30, 2016, compared to $54 million and $145 million for the same periods in 2015.
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
We estimate that we will incur up to €179 million (approximately $201 million as of September 30, 2016) in employee-related costs, €25 million (approximately $28 million as of September 30, 2016) in asset impairment costs, and €37 million (approximately $42 million as of September 30, 2016) in other associated costs in connection with these actions. These actions will be substantially complete in 2018. We estimate €209 million (approximately $235 million as of September 30, 2016) of the estimated €241 million total cost will result in cash expenditures.
We anticipate restructuring charges of approximately $200 million for fiscal year 2016. The actions outlined above are expected to fall within these anticipated charges.
Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry expense for the three months ended September 30, 2016 is comparable to the same period in 2015. For the nine months ended September 30, 2016, expense increased compared to the same periods in 2015. The increase in expense for the nine months ended was primarily due to a gain related to a business investment in Brazil, in the second quarter of 2015.

Interest Expense
Interest expense for the three and nine months ended September 30, 2016 decreased compared to the same periods in 2015 due to lower average interest rates on long-term debt offset by higher outstanding debt.
Income Taxes
Income tax expense was $61 million and $64 million for the three and nine months ended September 30, 2016, respectively, compared to income tax expense of $17 million and $116 million in the same periods of 2015. For the three and nine months ended September 30, 2016, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases, and favorable audits and settlements in the second quarter of 2016. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Earnings before income taxes	$305	$267	$806	$749

Income tax expense computed at United States statutory tax rate	107	93	282	262
Valuation allowance releases	(59)	(68)	(164)	(126)
Audits and settlements	(3)	6	(35)	8
U.S. foreign income items, net of credits	4	(18)	(6)	(32)
Foreign government tax incentive	(2)	—	(5)	(8)
Other	14	4	(8)	12
Income tax expense computed at effective worldwide tax rates	$61	$17	$64	$116
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share are presented net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated full-year tax rate. We currently estimate earnings per diluted share and industry demand for 2016 to be within the following ranges:

	2016
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2016	$11.50	—	$11.75
Including:
Restructuring Expense	$(2.60)
Acquisition Related Transition Costs	$(0.42)
Legacy Product Warranty and Liability Expense	$(0.09)
Income Tax Impact	$0.59

Industry demand
North America(1)	3%	—	4%
EMEA	0%	—	2%
Latin America(2)	(12%)	—	(10%)
Asia	(2%)	—	0%
(1) Reflects industry demand in the United States.
(2) Reflects industry demand in Brazil.
For the full-year 2016, we expect to generate cash from operating activities of $1,350 to $1,400 million and free cash flow of approximately $700 million, including primarily acquisition related restructuring cash outlays of up to $150 million, legacy product warranty and liability costs of $155 million and, with respect to free cash flow, capital expenditures of approximately $650 million to $700 million.

The table below reconciles projected 2016 cash provided by operating activities determined in accordance with United States GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities (the most directly comparable GAAP financial measure) less capital expenditures, proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital.

	2016
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,350	-	$1,400
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(650)	-	(700)
Free cash flow	~	$700
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans and returns to shareholders. We have $263 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly. In addition, we diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.

We continue to monitor general financial instability and uncertainty globally. At September 30, 2016, the only country where we had cash or cash equivalents greater than 1% of our consolidated assets was China, which represented 2.5%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of Italy, China, and Brazil which represented 1.3%, 1.0%, and 1.0% respectively.
We continue to monitor customer financial conditions globally. At September 30, 2016, we had €85 million (approximately $95 million) in outstanding trade receivables and short-term and long-term notes due to us associated with Alno AG, a long-standing European customer. Approximately €52 million (approximately $58 million at September 30, 2016) of the outstanding receivables were overdue as of September 30, 2016.  Our exposure includes not only the outstanding receivables but also the potential risks of an Alno AG bankruptcy and impacts to our distribution process.

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Cash provided by (used in):
Operating activities	$(175)	$(157)
Investing activities	(303)	(407)
Financing activities	729	296
Effect of exchange rate changes on cash	2	(60)
Net change in cash and cash equivalents	$253	$(328)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2016 increased compared to the same period in 2015, which primarily reflects higher net earnings, more than offset by cash expenditures related to the legacy product corrective action.
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

Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2016 decreased compared to the same period in 2015, which primarily reflects a reduction in capital expenditures and investment in related businesses, partially offset by increased proceeds from the sale of business assets.
In June 2016, Whirlpool China Co., Ltd. (“Whirlpool China”), our majority-owned indirect subsidiary, entered into an agreement to return land use rights for land now occupied by two Whirlpool China plants in Hefei, China to a division of the Hefei municipal government.  The aggregate price for the return of land use rights was approximately RMB 687 million (approximately $103 million as of June 27, 2016). Whirlpool China received RMB 280 million (approximately $42 million as of June 27, 2016) of the aggregate return price on June 27, 2016 with the remainder to be paid in installments in 2017 and 2018. The remaining balance is RMB 407 million (approximately $61 million as of September 30, 2016).
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2016 increased compared to the same period in 2015, which includes an increase in notes payable which was used to fund seasonal working capital needs, partially offset by share repurchases and dividends paid.
Financing Arrangements
On July 15, 2016, $244 million of 7.75% notes matured and were repaid. On June 15, 2016, $250 million of 6.50% notes matured and were repaid. On May 23, 2016 , we completed a debt offering of $500 millionprincipal amount of 4.50% notes due in 2046.
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

In addition to the committed $2.5 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $281 million at September 30, 2016). The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $308 million at September 30, 2016), expiring in 2017.
Collectively, the facilities provide the Company with total committed credit facilities of approximately $3.1 billion as of September 30, 2016, which is fundamentally unchanged from the committed credit facilitates as of December 31, 2015.  The facilities are more geographically diverse and reflect the Company’s growing global operations. The Company believes these facilities are sufficient to support its global operations.
We had no borrowings outstanding under the committed credit facilities at September 30, 2016 or December 31, 2015.
Additionally, at September 30, 2016, we had $1,196 million of commercial paper outstanding to fund seasonal working capital requirements.
Dividends
In April 2016, our Board of Directors approved an 11% increase in our quarterly dividend on our common stock to $1 per share from 90 cents per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2016, we had approximately $315 million outstanding under these agreements.
Repurchase Program
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion. As of September 30, 2016 we repurchased 1,088,400 shares under this share repurchase program at an aggregate purchase price of approximately $200 million. As of September 30, 2016, there were approximately $800 million in remaining funds authorized under this program.
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
As a result, in September 2015, we recorded a liability related to this corrective action with pre-tax and after tax cost of the corrective action expected to be €245 million and €196 million, respectively (approximately $274 million and $219 million respectively, as of September 30, 2015), based on certain tax deductibility assumptions. In addition, we sought recovery under the terms of the Indesit acquisition agreements and have reached an agreement with the seller subsequent to September 30, 2016 to recover a portion of our acquisition related costs.

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
At September 30, 2016, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the nine months ended September 30, 2016 or 2015. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of September 30, 2016, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with BEFIEX credits monetized from 2000 through 2002 and 2007 through 2011. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2016. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.6 billion Brazilian reais (approximately $508 million as of September 30, 2016).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 229 million Brazilian reais (approximately $71 million as of September 30, 2016), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2016, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 159 million Brazilian reais (approximately $49 million as of September 30, 2016). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2016.
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
Other Litigation
We have vigorously defended against numerous lawsuits pending in the United States relating to certain of our front load washing machines.  We have reached final agreement on a settlement that will resolve all such class action lawsuits (except for attorneys fees in an immaterial case) and have received court approval. We are proceeding through the administrative consumer claims process to finalize the matter, which will be complete in 2017.
In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and have and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection acts. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial position, liquidity, or results of operations.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
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
On April 18, 2016, our Board of Directors authorized a new share repurchase program of up to $1 billion. As of September 30, 2016 we repurchased 1,088,400 shares under this share repurchase program at an aggregate purchase price of approximately $200 million. As of September 30, 2016, there were approximately $800 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2016:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2016 through July 31, 2016	391,200	$191.65	391,200	$825
August 1, 2016 through August 31, 2016	129,500	192.91	129,500	800
September 1, 2016 through September 30, 2016	—	—	—	—
Total	520,700	$191.96	520,700
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

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ JAMES PETERS
Name:	James Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 25, 2016