Form 10-Q
period 2017-03-31
WHIRLPOOL CORP /DE/
filed 2017-04-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (269) 923-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 21, 2017
Common stock, par value $1 per share	73,970,348

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2017

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2017	2016
Net sales	$4,786	$4,616
Expenses
Cost of products sold	3,960	3,793
Gross margin	826	823
Selling, general and administrative	499	473
Intangible amortization	17	18
Restructuring costs	46	47
Operating profit	264	285
Other (income) expense
Interest and sundry (income) expense	25	32
Interest expense	41	38
Earnings before income taxes	198	215
Income tax expense	40	59
Net earnings	158	156
Less: Net earnings available to noncontrolling interests	5	6
Net earnings available to Whirlpool	$153	$150
Per share of common stock
Basic net earnings available to Whirlpool	$2.05	$1.94
Diluted net earnings available to Whirlpool	$2.01	$1.92
Dividends declared	$1.00	$0.90
Weighted-average shares outstanding (in millions)
Basic	74.8	77.3
Diluted	76.0	78.3

Comprehensive income	$238	$312

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$951	$1,085
Accounts receivable, net of allowance of $188 and $185, respectively	2,735	2,711
Inventories	3,076	2,623
Prepaid and other current assets	942	920
Total current assets	7,704	7,339
Property, net of accumulated depreciation of $6,181 and $6,055, respectively	3,792	3,810
Goodwill	2,971	2,956
Other intangibles, net of accumulated amortization of $406 and $387, respectively	2,547	2,552
Deferred income taxes	2,132	2,154
Other noncurrent assets	334	342
Total assets	$19,480	$19,153
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,334	$4,416
Accrued expenses	686	649
Accrued advertising and promotions	524	742
Employee compensation	451	390
Notes payable	834	34
Current maturities of long-term debt	309	560
Other current liabilities	834	871
Total current liabilities	7,972	7,662
Noncurrent liabilities
Long-term debt	3,890	3,876
Pension benefits	1,059	1,074
Postretirement benefits	329	334
Other noncurrent liabilities	455	479
Total noncurrent liabilities	5,733	5,763
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 111 million shares issued, and 74 million shares outstanding, respectively	111	111
Additional paid-in capital	2,704	2,672
Retained earnings	7,394	7,314
Accumulated other comprehensive loss	(2,319)	(2,400)
Treasury stock, 37 million shares, respectively	(3,074)	(2,924)
Total Whirlpool stockholders’ equity	4,816	4,773
Noncontrolling interests	959	955
Total stockholders’ equity	5,775	5,728
Total liabilities and stockholders’ equity	$19,480	$19,153

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2017	2016
Operating activities
Net earnings	$158	$156
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	163	168
Changes in assets and liabilities:
Accounts receivable	14	(107)
Inventories	(415)	(398)
Accounts payable	(159)	(228)
Accrued advertising and promotions	(228)	(200)
Accrued expenses and current liabilities	6	(30)
Taxes deferred and payable, net	(38)	(21)
Accrued pension and postretirement benefits	(18)	(19)
Employee compensation	65	13
Other	17	5
Cash used in operating activities	(435)	(661)
Investing activities
Capital expenditures	(88)	(85)
Proceeds from sale of assets and business	3	4
Change in restricted cash	23	3
Other	(1)	(15)
Cash used in investing activities	(63)	(93)
Financing activities
Repayments of long-term debt	(255)	(5)
Net proceeds from short-term borrowings	800	966
Dividends paid	(73)	(69)
Repurchase of common stock	(150)	(225)
Common stock issued	23	3
Other	(6)	—
Cash provided by financing activities	339	670
Effect of exchange rate changes on cash and cash equivalents	25	11
Decrease in cash and cash equivalents	(134)	(73)
Cash and cash equivalents at beginning of period	1,085	772
Cash and cash equivalents at end of period	$951	$699

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2016.
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
Adoption of New Accounting Standards
In 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The guidance in ASU 2017-07 requires that the service cost component of net periodic benefit cost for pension and postretirement benefits is recorded in the same income statement line items as other employee compensation costs arising from services rendered during the period. Service cost is included in cost of products sold and selling, general and administrative expense. The other components of net periodic pension cost and postretirement benefits cost (other components of net periodic cost) are recorded in interest and sundry (income) expense in 2017. We retrospectively adopted the new accounting standard. As of March 31, 2017 the reclassification of other components of net periodic cost, from cost of products sold and selling, general and administrative expense to interest and sundry (income) expense was immaterial. For the full year ended December 31, 2016, the reclassification of other components of net periodic cost, from cost of products sold and selling, general and administrative expense to interest and sundry (income) expense was approximately $14 million. For the full year ended December 31, 2015, the reclassification of other components of net periodic cost from cost of products sold and selling, general and administrative expense resulted in a decrease in operating profit of approximately $43 million with an offset to interest and sundry (income) expense. The reclassifications were calculated based on previously disclosed amounts. The Consolidated Statements of Comprehensive Income have been recast to reflect the retrospective adoption of this standard.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting: Topic 718". The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the consolidated statements of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 in the fourth quarter of 2016 retrospectively to January 1, 2016. For the period ended March 31, 2016, there was no material impact to diluted weighted average common shares outstanding or earnings per share ("EPS'). The Consolidated Statements of Comprehensive Income have been recast to reflect the retrospective adoption of this standard.

All other issued and effective accounting standards during 2017 were not relevant to the Company.
Accounting Pronouncements Issued But Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. In 2016, we established a global project management team to analyze the impact of this standard by reviewing our current accounting policies and practices in each reporting segment to identify potential impacts that would result from the application of this standard. We determined changes are required to our business processes, systems and controls to effectively report leases and disclosure under the new standard. Based on our evaluation, we expect to adopt the requirements of the new standard in the first quarter of 2019.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.
FASB has issued the following standards, which are not expected to have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date (a)
2014-09	Revenue from Contracts with Customers (Topic 606) (b)	January 1, 2018
2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
(a) Represents date standard becomes effective as indicated in the respective ASU.
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

All other issued and not yet effective accounting standards are not relevant to the Company.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at March 31, 2017.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are as follows:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Money market funds(1)	$10	$29	$10	$29	$—	$—	$10	$29
Net derivative contracts	—	—	—	—	(4)	41	(4)	41
Available for sale investments	4	4	14	16	—	—	14	16
(1)Money market funds are comprised primarily of government obligations and other first tier obligations.

Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.3 billion and $4.5 billion at March 31, 2017 and December 31, 2016, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2017	December 31, 2016
Finished products	$2,489	$2,070
Raw materials and work in process	684	651
	3,173	2,721
Less: excess of FIFO cost over LIFO cost	(97)	(98)
Total inventories	$3,076	$2,623
LIFO inventories represented 38% and 37% of total inventories at March 31, 2017 and December 31, 2016, respectively.
(4)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of March 31, 2017 and December 31, 2016:

Millions of dollars	March 31, 2017	December 31, 2016
Land	$128	$128
Buildings	1,632	1,652
Machinery and equipment	8,213	8,085
Accumulated depreciation	(6,181)	(6,055)
Property, plant and equipment, net	$3,792	$3,810
During the three months ended March 31, 2017, we disposed of buildings, machinery and equipment no longer in use with historical cost of $88 million and related accumulated depreciation of $75 million.
(5)    FINANCING ARRANGEMENTS
Debt
On March 1, 2017, $250 million of 1.35% senior notes matured and were repaid. On July 15, 2016, $244 million of 7.75% notes matured and were repaid. On June 15, 2016, $250 million of 6.50% senior notes matured and were repaid.
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
On November 2, 2016, Whirlpool Finance Luxembourg S.à. r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a debt offering of €500 million (approximately $555 million as of the date of issuance) principal amount of 1.250% notes due in 2026. The Company has fully and unconditionally guaranteed these notes. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions.  In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-203704-1) filed with the Securities and Exchange Commission on October 25, 2016.

On May 17, 2016, we and certain of our subsidiaries entered into a Third Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”). The Amended Long-Term Facility provides aggregate borrowing capacity of $2.5 billion.
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
In addition to the committed $2.5 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $267 million at March 31, 2017 and $263 million at December 31, 2016), maturing in 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $316 million at March 31, 2017 and $307 million at December 31, 2016), maturing through 2018.
We had no borrowings outstanding under the committed credit facilities at March 31, 2017 or December 31, 2016.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at March 31, 2017 and December 31, 2016, respectively.

Millions of dollars	March 31, 2017	December 31, 2016
Commercial paper	735	—
Short-term borrowings to banks	99	34
Total notes payable	$834	$34
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
At March 31, 2017, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements in any particular reporting period.

BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the three months ended March 31, 2017 or 2016. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of March 31, 2017, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2017. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.8 billion Brazilian reais (approximately $567 million as of March 31, 2017).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 234 million Brazilian reais (approximately $74 million as of March 31, 2017), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2017, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 215 million Brazilian reais (approximately $68 million as of March 31, 2017). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2017.
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
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.

Other Litigation
We have vigorously defended against numerous lawsuits pending in the United States relating to certain of our front load washing machines.  In 2016, we reached final agreement on a settlement that will resolve all such class action lawsuits (except for attorneys fee in an immaterial case) and received court approval. We are proceeding through the administrative consumer claims process to implement the terms of the settlement, which will be complete in 2017.
In addition, we are currently vigorously defending a number of other lawsuits in federal and state courts in the United States related to the manufacturing and sale of our products which include class action allegations, and have and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection laws. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial statements.
Competition Investigation
In 2013, the French Competition Authority commenced an investigation of appliance manufacturers and retailers in France. The investigation includes (among others) Whirlpool and Indesit operations in France. Although it is currently not possible to assess the impact, if any, this matter may have on our Consolidated Condensed Financial Statements, the resolution of this matter could have a material adverse effect on our financial statements in any particular reporting period.
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2017	2016	2017	2016	2017	2016
Balance at January 1	$251	$239	$69	$254	$320	$493
Issuances/accruals during the period	87	76	—	—	87	76
Settlements made during the period/other	(89)	(67)	(26)	(37)	(115)	(104)
Balance at March 31	$249	$248	$43	$217	$292	$465

Current portion	$184	$191	$43	$167	$227	$358
Non-current portion	65	57	—	50	65	107
Total	$249	$248	$43	$217	$292	$465
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to consumers, we are currently investigating a limited number of potential quality and safety issues globally. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. In September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). The establishment of this liability is based on several assumptions such as customer response rate, consumer options, field repair costs, inventory repair costs, and timing of tax deductibility. Our experience with respect to these factors may cause our actual costs to differ significantly from our estimated costs. Cash settlements related to this corrective action are recognized in other operating activities in the Consolidated Condensed Statements of Cash Flows. In the three months ended March 31, 2017, Whirlpool had $23 million of cash expenditures related to the corrective action.

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2017 and December 31, 2016, the guaranteed amounts totaled $258 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.3 billion at March 31, 2017 and $2.4 billion at December 31, 2016. Our total outstanding bank indebtedness under guarantees was $49 million at March 31, 2017 and $32 million December 31, 2016, respectively.
We have guaranteed a $39 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. It was also amended in 2016 and 2017 by Harbor Shores and reduced to $40 million and $39 million, respectively. The fair value of the guarantee was nominal at March 31, 2017 and December 31, 2016, respectively. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2017 and December 31, 2016, there were no outstanding interest rate swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
We primarily use foreign currency denominated debt to hedge our investments in certain foreign subsidiaries. In the first quarter of 2017 and in the fourth quarter of 2016, we designated approximately €400 million and €700 million, respectively, of foreign currency denominated debt instruments as net investment hedges. As of March 31, 2017 and December 31, 2016, the outstanding principal amount of foreign currency denominated debt instruments designated as net investment hedges totaled €800 million and €500 million, respectively.
The following table summarizes our foreign currency denominated debt designated as net investment hedges at March 31, 2017 and December 31, 2016:

	Notional (Local)		Notional (USD)		Maturity
	2017	2016	2017	2016
Instrument
Senior note - 0.625%	€500	€500	$534	$527	March 2020
Commercial Paper	€300	€—	$320	$—	April 2017
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of OCI and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of March 31, 2017 and December 31, 2016, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at March 31, 2017 and December 31, 2016:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2017	2016	2017	2016	2017	2016		2017	2016
Derivatives accounted for as hedges
Foreign exchange forwards/options	$2,089	$1,813	$29	$32	$19	$10	(CF)	55	58
Commodity swaps/options	291	299	17	7	3	11	(CF)	45	36
Total derivatives accounted for as hedges			$46	$39	$22	$21
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,771	$3,262	$13	$39	$41	$16	N/A	32	35
Commodity swaps/options	1	2	—	—	—	—	N/A	10	2
Total derivatives not accounted for as hedges			13	39	41	16
Total derivatives			$59	$78	$63	$37

Current			$33	$54	$62	$35
Noncurrent			26	24	1	2
Total derivatives			$59	$78	$63	$37
(1) Derivatives accounted for as hedges are considered cash flow (CF) hedges.
The decrease in the notional amount of derivatives is due to decreased inter-company funding activity.
The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three months ended as follows:

	Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2017	2016	2017	2016
Foreign exchange forwards/options	$(10)	$(16)	$(5)	$9	(a)
Commodity swaps/options	15	12	10	(16)	(a)
	$5	$(4)	$5	$(7)

			Three Months Ended March 31,
			Gain Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2017	2016
Foreign exchange forwards/options			$(38)	$(43)

(1) Gains and losses reclassified from accumulated other comprehensive income (OCI) and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry (income) expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2017 and 2016. There were no hedges designated as fair value for the periods ended March 31, 2017 and 2016. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $35 million at March 31, 2017.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2017			2016
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$74	$—	$74	$124	$—	$124
Cash flow hedges	3	(3)	—	3	1	4
Pension and other postretirement benefits plans	9	(1)	8	46	(18)	28
Available for sale securities	(2)	—	(2)	—	—	—
Other comprehensive income (loss)	84	(4)	80	173	(17)	156
Less: Other comprehensive (income) loss available to noncontrolling interests	(1)	—	(1)	1	—	1
Other comprehensive income (loss) available to Whirlpool	$85	$(4)	$81	$172	$(17)	$155

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2017:

Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$(5)	Cost of products sold
Pension and postretirement benefits, pre-tax	9	Interest and sundry (income) expense
The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2016	$5,728	$4,773	$955
Net earnings	158	153	5
Other comprehensive income (loss)	80	81	(1)
Comprehensive income	238	234	4
Treasury stock	(150)	(150)	—
Additional paid-in capital	32	32	—
Dividends declared on common stock	(73)	(73)	—
Stockholders' equity, March 31, 2017	$5,775	$4,816	$959

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2017	2016
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$153	$150
Denominator for basic earnings per share - weighted-average shares	74.8	77.3
Effect of dilutive securities – share-based compensation	1.2	1.0
Denominator for diluted earnings per share – adjusted weighted-average shares	76.0	78.3
Anti-dilutive stock options/awards excluded from earnings per share	0.5	0.4
Share Repurchase Program
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. During the three months ended March 31, 2017, we repurchased 843,300 shares under this share repurchase program at an aggregate purchase price of approximately $150 million. As of March 31, 2017, there were approximately $550 million in remaining funds authorized under this program, which has no expiration date.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares.
(9)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $191 million as of March 31, 2017) in employee-related costs, €25 million (approximately $27 million as of March 31, 2017) in asset impairment costs, and €37 million (approximately $40 million as of March 31, 2017) in other associated costs in connection with these actions. These actions will be substantially complete in 2019. We estimate €209 million (approximately $223 million as of March 31, 2017) of the estimated €241 million (approximately $257 million as of March 31, 2017) total cost will result in cash expenditures.
On January 24, 2017 the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company’s proposal to restructure its EMEA dryer manufacturing operations.  Company management authorized the initiation of such consultations on December 30, 2016.  These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; ending production in 2018 in Amiens, France; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions would be impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur up to approximately €59 million (approximately $63 million as of March 31, 2017) in employee-related costs, approximately €11 million (approximately $11 million as of March 31, 2017) in asset impairment costs, and approximately €10 million (approximately $11 million as of March 31, 2017) in other associated costs in connection with these actions.  The Company estimates that approximately €69 million (approximately $73 million as of March 31, 2017) of the estimated €79 million (approximately $85 million as of March 31, 2017) total cost will result in future cash expenditures.

The following table summarizes the change to our restructuring liability for the period ended March 31, 2017:

Millions of dollars	December 31, 2016	Charge to Earnings	Cash Paid	Non-cash and Other	March 31, 2017
Employee termination costs	$71	$17	$(26)	$—	$62
Asset impairment costs	—	12	—	(12)	—
Facility exit costs	2	8	(4)	—	6
Other exit costs	14	9	(1)	—	22
Total	$87	$46	$(31)	$(12)	$90
The following table summarizes the restructuring charges by operating segment as of March 31, 2017:

Millions of dollars	March 31, 2017
North America	$3
EMEA	37
Latin America	4
Asia	1
Corporate / Other	1
Total	$46
(10)    INCOME TAXES
Income tax expense was $40 million and $59 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, changes in the effective tax rate from the prior period include tax planning strategies made available in the first quarter of 2017.
The Company plans to distribute certain foreign earnings during 2017 and over the next several years. The 2017 distribution is forecasted to result in tax benefits that have been included in the Company's estimated annual and first quarter effective tax rate. The tax benefit to distributions that may be made in 2018 and beyond has not been recorded largely due to the distribution's contingent nature. The 2017 first quarter tax benefit has been disclosed in the Company's effective tax rate reconciliation.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Earnings before income taxes	$198	$215

Income tax expense computed at United States statutory tax rate	69	75
U.S. foreign income items, net of credits	(19)	(5)
Foreign government tax incentive	(2)	(2)
Other	(8)	(9)
Income tax expense computed at effective worldwide tax rates	$40	$59
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$1	$1	$2	$2
Interest cost	34	37	5	7	4	4
Expected return on plan assets	(44)	(47)	(7)	(8)	—	—
Amortization:
Actuarial loss	12	12	2	1	—	—
Prior service credit	(1)	(1)	—	—	(4)	(4)
Settlement and curtailment loss		—	—	1	—	—
Net periodic cost	$2	$2	$1	$2	$2	$2
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Operating profit	$1	$1	$1	$1	$2	$2
Interest and sundry (income) expense	1	1	—	1	—	—
Net periodic cost	$2	$2	$1	$2	$2	$2

During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million, of which approximately $104 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted. We disagree with plaintiffs' assertion and are continuing to vigorously defend our position, including through any necessary appeal process. However, an unfavorable final result could require us to immediately reverse the benefit we have recognized to that point, and remeasure the associated postretirement benefit obligation, the impact of which will depend on timing and the actuarial assumptions then in effect.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2017	$2,565	$1,033	$818	$419	$(49)	$4,786
2016	2,410	1,173	705	371	(43)	4,616
Intersegment sales
2017	51	19	49	61	(180)	—
2016	49	15	50	62	(176)	—
Depreciation and amortization
2017	64	48	20	17	14	163
2016	65	47	16	16	24	168
Operating profit (loss)
2017	287	(17)	68	23	(97)	264
2016	250	55	43	25	(88)	285
Total assets
March 31, 2017	7,912	7,233	2,692	2,889	(1,246)	19,480
December 31, 2016	8,009	7,497	2,601	2,788	(1,742)	19,153
Capital expenditures
2017	38	13	20	9	8	88
2016	30	18	19	6	12	85

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool is the number one major appliance manufacturer in the world with net sales of approximately $21 billion in 2016. We are a leading producer of major home appliances in North America, Europe and Latin America, and have a significant presence throughout China and India. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four reportable segments, which we define based on geography. Our reportable segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America, and Asia. Our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. The major home appliance industry operates in a competitive environment, reflecting the impact of both new and established global competitors, including Asian and European manufacturers.
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
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2017	2016	Better/(Worse)
Net sales	$4,786	$4,616	3.7%
Gross margin	826	823	0.4%
Selling, general and administrative	499	473	(5.5)%
Restructuring costs	46	47	1.8%
Interest and sundry (income) expense	25	32	21.9%
Interest expense	41	38	(6.8)%
Income tax expense	40	59	32.9%
Net earnings available to Whirlpool	153	150	1.8%
Diluted net earnings available to Whirlpool per share	$2.01	$1.92	4.6%

Consolidated Net Sales
The following tables summarize units sold and consolidated net sales by region for the periods ended March 31:

Consolidated net sales increased 3.7% for the three months ended March 31, 2017 compared to the same period in 2016. The increase for the three months ended was primarily driven by unit volume growth and the favorable impact of foreign currency. Excluding the impact of foreign currency, consolidated net sales for the three months ended March 31, 2017 increased 3.0% compared to the same period in 2016.
We provide the percentage change in net sales, excluding the impact of foreign currency, as a supplement to the change in net sales determined by U.S. generally accepted accounting principles ("GAAP") to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales in functional currency, to U.S. dollars using prior-year's exchange rate compared to the prior-year period net sales.
Significant regional trends were as follows:

•
North America net sales increased 6.4% for the three months ended March 31, 2017 compared to the same period in 2016. The increase for the three months ended March 31, 2017 was primarily driven by increased unit volumes partially offset by foreign currency. Excluding the impact from foreign currency, net sales increased 6.7% for the three months ended March 31, 2017 compared to the same period in 2016.

•
EMEA net sales decreased 12.0% for the three months ended March 31, 2017 compared to the same period in 2016. EMEA experienced peak integration complexity due to headquarters integration, including legal entity mergers and systems implementation, which led to a temporary disruption in the region's supply chain network and product availability. EMEA's operating performance was also negatively impacted by currency and demand weakness in the U.K. associated with the Brexit decision. Excluding the impact from foreign currency, net sales decreased 9.1% for the three months ended March 31, 2017 compared to the same period in 2016.

•
Latin America net sales increased 15.9% for the three months ended March 31, 2017 compared to the same period in 2016 primarily driven by favorable foreign currency and product price/mix. Excluding the impact from foreign currency, net sales increased 4.0% for the three months ended March 31, 2017 compared to the same period in 2016.

•
Asia net sales increased 13.0% for the three months ended March 31, 2017 compared to the same period in 2016. The increase for the three months ended March 31, 2017 was primarily driven by increased unit volumes, partially offset by unfavorable impacts from product price/mix and foreign currency. Excluding the impact from foreign currency, net sales increased 15.7% for the three months ended March 31, 2017 compared to the same period in 2016.

Gross Margin
The table below summarizes gross margin percentages by region:
The consolidated gross margin percentage decreased for the three months ended March 31, 2017 compared to the same period in 2016. The decrease for the three months ended was primarily due to unfavorable impacts from product price/mix and raw material inflation, partially offset by benefits from cost productivity.
Significant regional trends were as follows:

•
North America gross margin increased for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to cost productivity, partially offset by unfavorable impacts from product price/mix and raw material inflation.

•
EMEA gross margin decreased for the three months ended March 31, 2017 compared to the same period in 2016. EMEA experienced peak integration complexity due to headquarters integration, including legal entity mergers and systems implementation, which led to a temporary disruption in the region's supply chain network and product availability. Margins were also negatively impacted by currency and demand weakness in the U.K. associated with the Brexit decision and raw material inflation.

•
Latin America gross margin increased for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to favorable cost productivity and product price/mix, partially offset by raw material inflation.

•	Asia gross margin decreased for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to raw material inflation and unfavorable product price/mix.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended March 31,
Millions of dollars	2017	As a % of Net Sales	2016	As a % of Net Sales
North America	$173	6.7%	$171	7.1%
EMEA	124	12.0%	129	11.0%
Latin America	90	11.0%	70	10.0%
Asia	59	14.1%	60	16.1%
Corporate/other	53	—	43	—
Consolidated	$499	10.4%	$473	10.3%
Consolidated selling, general and administrative expenses is comparable as a percent of net sales to the same periods in 2016.
Restructuring
We incurred restructuring charges of $46 million for the three months ended March 31, 2017, compared to $47 million for the same period in 2016. For the full year 2017, we expect to incur up to $200 million of restructuring charges, which will result in ongoing substantial cost reductions.
Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three months ended March 31, 2017 improved compared to the same period in 2016. The decrease in expense for the three months ended was primarily due to a favorable impact from foreign currency.
Interest Expense
Interest expense for the three months ended March 31, 2017 increased compared to the same periods in 2016 due to higher outstanding debt partially offset by lower average interest rates.
Income Taxes
Income tax expense was $40 million and $59 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, changes in the effective tax rate from the prior period include tax planning strategies made available in the first quarter of 2017.
For additional information, see Note 10 of the Notes to the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2017 full-year tax rate of 20%. We currently estimate earnings per diluted share and industry demand for 2017 to be within the following ranges:

	2017
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2017	$12.65	—	$13.40
Including:
Restructuring Expense	$(2.63)
Income Tax Impact	$0.53

Industry demand
North America(1)	4%	—	6%
EMEA	Flat	—	2%
Latin America(2)	Flat
Asia	Flat	—	2%
(1) Reflects industry demand in the United States.
(2) Reflects industry demand in Brazil.
For the full-year 2017, we expect to generate cash from operating activities of $1.7 to $1.75 billion and free cash flow of approximately $1 billion, including primarily acquisition related restructuring cash outlays of up to $165 million, legacy product warranty and liability costs of $69 million, pension contributions of $42 million and, with respect to free cash flow, capital expenditures of approximately $700 million to $750 million.
The table below reconciles projected 2017 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool’s ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Whirlpool China (formerly Hefei Sanyo) in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China’s research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014.

	2017
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,700	-	$1,750
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(700)	-	(750)
Free cash flow	~	$1,000
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, pension plans and returns to shareholders. We also have $309 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, through free cash flow generation, or cash on hand.

We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
At March 31, 2017, the only country where we had cash or cash equivalents greater than 1% of our consolidated assets was China, which represented 2.4%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of Brazil, China, and Italy, which represented 1.3%, 1.2%, and 1.2%, respectively. We continue to monitor general financial instability and uncertainty globally.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Cash provided by (used in):
Operating activities	$(435)	$(661)
Investing activities	(63)	(93)
Financing activities	339	670
Effect of exchange rate changes on cash	25	11
Net change in cash and cash equivalents	$(134)	$(73)
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2017 decreased compared to the same period in 2016, which primarily reflects working capital efficiency initiatives.
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

Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2017 decreased compared to the same period in 2016, which primarily reflects a change in restricted cash which is used to fund capital expenditures and technical resources to enhance Whirlpool China’s research and development and working capital.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2017 decreased compared to the same period in 2016 primarily due to repayment of long-term debt.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.1 billion as of March 31, 2017, which is fundamentally unchanged from the committed credit facilitates as of December 31, 2016.  The facilities are geographically diverse and reflect the Company’s growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at March 31, 2017 or December 31, 2016.
For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.
Dividends
In April 2017, our Board of Directors approved a 10% increase in our quarterly dividend on our common stock to $1.10 per share from $1 per share.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2017, we had approximately $393 million outstanding under these agreements.
Repurchase Program
For additional information about our repurchase program, see Note 8 of the Notes to the Consolidated Condensed Financial Statements.
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 6 of the Notes to the Consolidated Condensed Financial Statements.
Antidumping Petition
In response to our December 2015 petition, the U.S. Department of Commerce (DOC) issued a final determination in 2016 that Samsung and LG violated U.S. and international trade laws by dumping washers from China into the U.S.  The United States International Trade Commission (ITC) subsequently voted unanimously in 2017 that Samsung and LG's dumping caused material injury to the U.S. washer industry.  As a result of these decisions, certain washers imported from China are now subject to antidumping duties set by the DOC.  As in the case of our December 2011 petition, the DOC and ITC decisions could be followed by administrative review procedures and possible appeals over the next several years
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 11 of the Notes to the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. During the three months ended March 31, 2017 we repurchased 843,300 shares under this share repurchase program at an aggregate purchase price of approximately $150 million. As of March 31, 2017, there were approximately $550 million in remaining funds authorized under this program, which has no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2017:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2017 through January 31, 2017	—	$—	—	$700
February 1, 2017 through February 28, 2017	168,100	178.28	168,100	670
March 1, 2017 through March 31, 2017	675,200	177.75	675,200	550
Total	843,300	$177.85	843,300
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

WHIRLPOOL CORPORATION
(Registrant)
By	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	April 25, 2017