Form 10-Q
period 2017-06-30
WHIRLPOOL CORP /DE/
filed 2017-07-27
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 21, 2017
Common stock, par value $1 per share	72,979,453

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2017

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Net sales	$5,347	$5,198	$10,133	$9,814
Expenses
Cost of products sold	4,471	4,229	8,431	8,022
Gross margin	876	969	1,702	1,792
Selling, general and administrative	526	543	1,025	1,016
Intangible amortization	17	18	34	36
Restructuring costs	59	40	105	87
Operating profit	274	368	538	653
Other (income) expense
Interest and sundry (income) expense	23	41	48	73
Interest expense	39	41	80	79
Earnings before income taxes	212	286	410	501
Income tax (benefit) expense	33	(56)	73	3
Net earnings	179	342	337	498
Less: Net earnings (loss) available to noncontrolling interests	(10)	22	(5)	28
Net earnings available to Whirlpool	$189	$320	$342	$470
Per share of common stock
Basic net earnings available to Whirlpool	$2.55	$4.20	$4.60	$6.13
Diluted net earnings available to Whirlpool	$2.52	$4.15	$4.53	$6.06
Dividends declared	$1.10	$1.00	$2.10	$1.90
Weighted-average shares outstanding (in millions)
Basic	74.0	76.2	74.4	76.7
Diluted	75.1	77.4	75.6	77.8

Comprehensive income	$170	$299	$408	$611

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,041	$1,085
Accounts receivable, net of allowance of $161 and $185, respectively	2,974	2,711
Inventories	3,230	2,623
Prepaid and other current assets	984	920
Total current assets	8,229	7,339
Property, net of accumulated depreciation of $6,542 and $6,055, respectively	3,811	3,810
Goodwill	3,053	2,956
Other intangibles, net of accumulated amortization of $429 and $387, respectively	2,602	2,552
Deferred income taxes	2,214	2,154
Other noncurrent assets	297	342
Total assets	$20,206	$19,153
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,733	$4,416
Accrued expenses	695	649
Accrued advertising and promotions	655	742
Employee compensation	381	390
Notes payable	1,111	34
Current maturities of long-term debt	659	560
Other current liabilities	822	871
Total current liabilities	9,056	7,662
Noncurrent liabilities
Long-term debt	3,631	3,876
Pension benefits	1,052	1,074
Postretirement benefits	324	334
Other noncurrent liabilities	463	479
Total noncurrent liabilities	5,470	5,763
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 111 million shares issued, and 73 million and 74 million shares outstanding, respectively	111	111
Additional paid-in capital	2,721	2,672
Retained earnings	7,501	7,314
Accumulated other comprehensive loss	(2,328)	(2,400)
Treasury stock, 38 million and 37 million shares, respectively	(3,274)	(2,924)
Total Whirlpool stockholders’ equity	4,731	4,773
Noncontrolling interests	949	955
Total stockholders’ equity	5,680	5,728
Total liabilities and stockholders’ equity	$20,206	$19,153

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2017	2016
Operating activities
Net earnings	$337	$498
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	319	332
Changes in assets and liabilities:
Accounts receivable	(179)	(248)
Inventories	(522)	(528)
Accounts payable	175	(98)
Accrued advertising and promotions	(108)	(112)
Accrued expenses and current liabilities	(78)	(9)
Taxes deferred and payable, net	(84)	(132)
Accrued pension and postretirement benefits	(35)	(32)
Employee compensation	(2)	(48)
Other	(14)	(27)
Cash used in operating activities	(191)	(404)
Investing activities
Capital expenditures	(210)	(206)
Proceeds from sale of assets and business	4	51
Change in restricted cash	41	12
Investment in related businesses	(32)	(8)
Other	(5)	(1)
Cash used in investing activities	(202)	(152)
Financing activities
Proceeds from borrowings of long-term debt	—	491
Repayments of long-term debt	(260)	(257)
Net proceeds from short-term borrowings	1,052	968
Dividends paid	(155)	(145)
Repurchase of common stock	(350)	(325)
Common stock issued	32	10
Other	(6)	—
Cash provided by financing activities	313	742
Effect of exchange rate changes on cash and cash equivalents	36	1
Increase (decrease) in cash and cash equivalents	(44)	187
Cash and cash equivalents at beginning of period	1,085	772
Cash and cash equivalents at end of period	$1,041	$959

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
Out of Period Adjustment
During the second quarter of 2017, we recorded adjustments in our Asia operating segment primarily related to trade promotion accruals from prior periods. The net impact of these out of period adjustments was a decrease to net sales of approximately $32 million and an increase to other operating expenses of approximately $8 million, before tax. These adjustments resulted in a decrease to net earnings available to Whirlpool of approximately $15 million and a decrease of $0.20 in diluted earnings per share. We determined that the impact was immaterial to prior periods and this reporting period.
Adoption of New Accounting Standards
In 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The guidance in ASU 2017-07 requires that the service cost component of net periodic benefit cost for pension and postretirement benefits is recorded in the same income statement line items as other employee compensation costs arising from services rendered during the period. Service cost is included in cost of products sold and selling, general and administrative expense. The other components of net periodic pension cost and postretirement benefits cost are recorded in interest and sundry (income) expense in 2017. We retrospectively adopted the new accounting standard in the first quarter of 2017. For the full year ended December 31, 2016, the reclassification of other components of net periodic cost, from cost of products sold and selling, general and administrative expense to interest and sundry (income) expense was approximately $14 million. For the full year ended December 31, 2015, the reclassification of other components of net periodic cost from cost of products sold and selling, general and administrative expense resulted in a decrease in operating profit of approximately $43 million with an offset to interest and sundry (income) expense. The reclassifications were calculated based on previously disclosed amounts. The Consolidated Statements of Comprehensive Income have been recast to reflect the retrospective adoption of this standard.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Consolidated Statements of Cash Flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 in the fourth quarter of 2016 retrospectively to January 1, 2016. For the period ended June 30, 2016, there was no material impact to diluted weighted average common shares outstanding or earnings per share ("EPS"). The Consolidated Statements of Comprehensive Income have been recast to reflect the retrospective adoption of this standard.

All other issued and effective accounting standards during 2017 were not relevant or material to the Company.
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

All other issued and not yet effective accounting standards are not relevant or material to the Company.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at June 30, 2017.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are as follows:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Money market funds(1)	$10	$29	$10	$29	$—	$—	$10	$29
Net derivative contracts	—	—		—	(56)	41	(56)	41
Available for sale investments	5	4	16	16	—	—	16	16
(1)Money market funds are comprised primarily of government obligations and other first tier obligations.

Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.5 billion at June 30, 2017 and December 31, 2016, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2017	December 31, 2016
Finished products	$2,636	$2,070
Raw materials and work in process	689	651
	3,325	2,721
Less: excess of FIFO cost over LIFO cost	(95)	(98)
Total inventories	$3,230	$2,623
LIFO inventories represented 37% of total inventories at June 30, 2017 and December 31, 2016.
(4)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of June 30, 2017 and December 31, 2016:

Millions of dollars	June 30, 2017	December 31, 2016
Land	$123	$128
Buildings	1,666	1,652
Machinery and equipment	8,564	8,085
Accumulated depreciation	(6,542)	(6,055)
Property, plant and equipment, net	$3,811	$3,810
During the six months ended June 30, 2017, we disposed of buildings, machinery and equipment no longer in use with a net book value of $21 million.
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
On November 2, 2016, Whirlpool Finance Luxembourg S.à. r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a debt offering of €500 million (approximately $555 million as of the date of issuance) principal amount of 1.250% notes due in 2026. The Company has fully and unconditionally guaranteed these notes. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions.  In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No. 333-203704-1) filed with the Securities and Exchange Commission on October 25, 2016. Additionally, in the fourth quarter of 2014, we assumed €300 million (approximately

$363 million as of the date of acquisition) principal amount of guaranteed notes due on April 26, 2018 from the Indesit acquisition. Whirlpool has agreed to be a guarantor of these notes.
On May 17, 2016, we and certain of our subsidiaries entered into a Third Amended and Restated Long-Term Credit Agreement (the “Long-Term Facility”). The Long-Term Facility provides aggregate borrowing capacity of $2.5 billion.
The interest and fee rates payable with respect to the Long-Term Facility based on our current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.125%. The Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.60 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets.
In addition to the committed $2.5 billion Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $285 million at June 30, 2017 and $263 million at December 31, 2016), maturing in 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $302 million at June 30, 2017 and $307 million at December 31, 2016), maturing through 2018.
We had no borrowings outstanding under the committed credit facilities at June 30, 2017 or December 31, 2016.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at June 30, 2017 and December 31, 2016, respectively.

Millions of dollars	June 30, 2017	December 31, 2016
Commercial paper	966	—
Short-term borrowings to banks	145	34
Total notes payable	$1,111	$34
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
At June 30, 2017, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future, are subject to many variables and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements in any particular reporting period.

BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. We did not monetize any BEFIEX credits during the six months ended June 30, 2017 or 2016. We began recognizing BEFIEX credits in accordance with prior favorable court decisions allowing for the credits to be recognized. We recognized export credits as they were monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. As of June 30, 2017, no BEFIEX credits deemed to be available prior to this action remained to be monetized. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. If the reinstituted index is given retroactive effect, we would be entitled to recognize additional credits. We are awaiting the resolution of additional proceedings on the retroactive effect of the reinstituted index.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2017. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.8 billion Brazilian reais (approximately $552 million as of June 30, 2017).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 237 million Brazilian reais (approximately $72 million as of June 30, 2017), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2017, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 218 million Brazilian reais (approximately $66 million as of June 30, 2017). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2017.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2017	2016	2017	2016	2017	2016
Balance at January 1	$251	$239	$69	$254	$320	$493
Issuances/accruals during the period	158	159	1	—	159	159
Settlements made during the period/other	(154)	(153)	(47)	(101)	(201)	(254)
Balance at June 30	$255	$245	$23	$153	$278	$398

Current portion	$189	$186	$23	$131	$212	$317
Non-current portion	66	59	—	22	66	81
Total	$255	$245	$23	$153	$278	$398
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to consumers, we are currently investigating a limited number of potential quality and safety issues globally. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. In September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). The establishment of this liability is based on several assumptions such as customer response rate, consumer options, field repair costs, inventory repair costs, and timing of tax deductibility. Our experience with respect to these factors may cause our actual costs to differ significantly from our estimated costs. Cash settlements related to this corrective action are recognized in other operating activities in the Consolidated Condensed Statements of Cash Flows. In the six months ended June 30, 2017, Whirlpool had $46 million of cash expenditures related to the corrective action.

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2017 and December 31, 2016, the guaranteed amounts totaled $255 million and $258 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.4 billion as of June 30, 2017 and December 31, 2016, respectively. Our total outstanding bank indebtedness under guarantees was $45 million at June 30, 2017 and $32 million December 31, 2016, respectively.
We have guaranteed a $39 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. It was also amended in 2016 and 2017 by Harbor Shores and reduced to $40 million and $39 million, respectively. The fair value of the guarantee was nominal at June 30, 2017 and December 31, 2016, respectively. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected currently in interest and sundry (income) expense for both the payable/receivable and the derivative. Therefore, as a result of this economic hedge, we do not elect hedge accounting.

Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2017 and December 31, 2016, there were no outstanding interest rate swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
As of June 30, 2017 and December 31, 2016, the outstanding principal amount of foreign currency denominated debt instruments designated as net investment hedges totaled €800 million and €500 million, respectively.
The following table summarizes our foreign currency denominated debt designated as net investment hedges at June 30, 2017 and December 31, 2016:

	Notional (Local)		Notional (USD)		Maturity
	2017	2016	2017	2016
Instrument
Senior note - 0.625%	€500	€500	$571	$527	March 2020
Commercial Paper	€300	€—	$343	$—	July 2017
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of June 30, 2017 and December 31, 2016, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at June 30, 2017 and December 31, 2016:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2017	2016	2017	2016	2017	2016		2017	2016
Derivatives accounted for as hedges
Foreign exchange forwards/options	$2,167	$1,813	$12	$32	$54	$10	(CF)	52	58
Commodity swaps/options	290	299	12	7	3	11	(CF)	42	36
Total derivatives accounted for as hedges			$24	$39	$57	$21
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,818	$3,262	$15	$39	$38	$16	N/A	29	35
Commodity swaps/options	1	2	—	—	—	—	N/A	11	2
Total derivatives not accounted for as hedges			15	39	38	16
Total derivatives			$39	$78	$95	$37

Current			$34	$54	$73	$35
Noncurrent			5	24	22	2
Total derivatives			$39	$78	$95	$37
(1) Derivatives accounted for as hedges are considered cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended as follows:

	Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2017	2016	2017	2016
Foreign exchange forwards/options	$(50)	$10	$(37)	$3	(a)
Commodity swaps/options	2	9	8	(8)	(a)
Interest rate derivatives	—	—	—	—	(b)

Net Investment Hedges
Foreign currency	(40)	—	—	—
	$(88)	$19	$(29)	$(5)

			Three Months Ended June 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2017	2016
Foreign exchange forwards/options			$(41)	$9

	Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2017	2016	2017	2016
Foreign exchange	$(60)	$(6)	$(42)	$12	(a)
Commodity swaps/options	17	21	18	(24)	(a)
Interest rate derivatives	—	—	—	—	(b)

Net Investment Hedges
Foreign currency	(40)	—	—	—
	$(83)	$15	$(24)	$(12)

			Six Months Ended June 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2017	2016
Foreign exchange forwards/options			$(79)	$(34)
(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry (income) expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2017 and 2016. There were no hedges designated as fair value for the periods ended June 30, 2017 and 2016. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $13 million at June 30, 2017.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2017			2016
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$2	$—	$2	$(69)	$—	$(69)
Cash flow hedges	(28)	10	(18)	36	(12)	24
Pension and other postretirement benefits plans	11	(6)	5	6	(1)	5
Available for sale securities	2	—	2	(3)	—	(3)
Other comprehensive income (loss)	(13)	4	(9)	(30)	(13)	(43)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$(13)	$4	$(9)	$(31)	$(13)	$(44)

	Six Months Ended June 30,
	2017			2016
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$76	$—	$76	$56	$—	$56
Cash flow hedges	(25)	7	(18)	38	(11)	27
Pension and other postretirement benefits plans	20	(7)	13	52	(19)	33
Available for sale securities	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	71	—	71	143	(30)	113
Less: Other comprehensive income (loss) available to noncontrolling interests	(1)	—	(1)	2	—	2
Other comprehensive income (loss) available to Whirlpool	$72	$—	$72	$141	$(30)	$111
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$29	$24	Cost of products sold
Pension and postretirement benefits, pre-tax	12	21	Interest and sundry (income) expense

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2016	$5,728	$4,773	$955
Net earnings (loss)	337	342	(5)
Other comprehensive income (loss)	71	72	(1)
Comprehensive income (loss)	408	414	(6)
Common stock	—	—	—
Treasury stock	(350)	(350)	—
Additional paid-in capital	49	49	—
Dividends declared on common stock	(155)	(155)	—
Stockholders' equity, June 30, 2017	$5,680	$4,731	$949
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2017	2016	2017	2016
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$189	$320	$342	$470
Denominator for basic earnings per share - weighted-average shares	74.0	76.2	74.4	76.7
Effect of dilutive securities – share-based compensation	1.1	1.2	1.2	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	75.1	77.4	75.6	77.8
Anti-dilutive stock options/awards excluded from earnings per share	0.5	0.3	0.6	0.3
Share Repurchase Program
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. During the six months ended June 30, 2017, we repurchased 1,929,620 shares under this share repurchase program at an aggregate purchase price of approximately $350 million. As of June 30, 2017, there were approximately $350 million in remaining funds authorized under this program, which has no expiration date. On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date.
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
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $204 million as of June 30, 2017) in employee-related costs, €25 million (approximately $29 million as of June 30, 2017) in asset impairment costs, and €37 million (approximately $42 million as of June 30, 2017) in other associated costs in connection with these actions. These actions will be complete in 2019. We estimate €209 million (approximately $239 million as of June 30, 2017) of the estimated €241 million (approximately $275 million as of June 30, 2017) total cost will result in cash expenditures.

On January 24, 2017 the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company’s proposal to restructure its EMEA dryer manufacturing operations. Company management authorized the initiation of such consultations on December 30, 2016.  These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; ending production in 2018 in Amiens, France; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions would be impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur approximately €59 million (approximately $67 million as of June 30, 2017) in employee-related costs, approximately €11 million (approximately $13 million as of June 30, 2017) in asset impairment costs, and approximately €10 million (approximately $11 million as of June 30, 2017) in other associated costs in connection with these actions.  The Company estimates that approximately €69 million (approximately $79 million as of June 30, 2017) of the estimated €79 million (approximately $90 million as of June 30, 2017) total cost will result in future cash expenditures.
The following table summarizes the change to our restructuring liability for the period ended June 30, 2017:

Millions of dollars	December 31, 2016	Charge to Earnings	Cash Paid	Non-cash and Other	June 30, 2017
Employee termination costs	$71	$61	$(54)	$6	$84
Asset impairment costs	—	20	—	(20)	—
Facility exit costs	2	13	(10)	—	5
Other exit costs	14	11	(7)	—	18
Total	$87	$105	$(71)	$(14)	$107
The following table summarizes the restructuring charges by operating segment as of June 30, 2017:

Millions of dollars	June 30, 2017
North America	$9
EMEA	82
Latin America	6
Asia	2
Corporate / Other	6
Total	$105

(10)    INCOME TAXES
Income tax expense was $33 million and $73 million for the three and six months ended June 30, 2017, respectively, compared to income tax benefit of $56 million and income tax expense of $3 million in the same periods of 2016. For the three and six months ended June 30, 2017, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases in the second quarter of 2016.
The Company plans to distribute certain foreign earnings during 2017 and over the next several years. The 2017 distribution is forecasted to result in tax benefits that have been included in the Company's estimated annual and second quarter effective tax rate. The tax benefit to distributions that may be made in 2018 and beyond has not been recorded largely due to the distribution's contingent nature. The tax benefit for the three and six months ended June 30, 2017 has been disclosed in the Company's effective tax rate reconciliation.
The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Earnings before income taxes	$212	$286	$410	$501

Income tax (benefit) expense computed at United States statutory tax rate	74	100	143	175
Valuation allowances (releases)	6	(105)	7	(105)
Audits and settlements	(9)	(32)	(6)	(32)
U.S. foreign income items, net of credits	(34)	(6)	(53)	(11)
Foreign government tax incentive	(2)	(2)	(3)	(4)
Other	(2)	(11)	(15)	(20)
Income tax (benefit) expense computed at effective worldwide tax rates	$33	$(56)	$73	$3
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$2	$2	$2	$2
Interest cost	33	37	6	7	4	4
Expected return on plan assets	(44)	(46)	(8)	(8)	—	—
Amortization:
Actuarial loss	13	11	1	1	—	—
Prior service credit	—	(1)	—	—	(3)	(4)
Settlement and curtailment (gain) loss	—	—	1	(1)	—	—
Net periodic cost	$2	$1	$2	$1	$3	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$3	$3	$4	$4
Interest cost	67	74	11	14	8	8
Expected return on plan assets	(88)	(93)	(15)	(16)	—	—
Amortization:
Actuarial loss	25	23	3	2	—	—
Prior service credit	(1)	(2)	—	—	(7)	(8)
Settlement and curtailment (gain) loss	—	—	1	—	—	—
Net periodic cost	$4	$3	$3	$3	$5	$4
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Operating profit (loss)	$—	$—	$2	$2	$2	$2
Interest and sundry (income) expense	2	1	—	(1)	1	—
Net periodic benefit cost (credit)	$2	$1	$2	$1	$3	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Operating profit (loss)	$1	$1	$3	$3	$4	$4
Interest and sundry (income) expense	3	2	—	—	1	—
Net periodic benefit cost (credit)	$4	$3	$3	$3	$5	$4
During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million, of which approximately $103 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted. We disagree with plaintiffs' assertion and are continuing to vigorously defend our position, including through any necessary appeal process. However, an unfavorable final result could require us to immediately reverse the benefit we have recognized to that point, and remeasure the associated postretirement benefit obligation, the impact of which will depend on timing and the actuarial assumptions then in effect.
(12)    OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.
We identify such segments based upon geographical regions of operations because each operating segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker or decision making group evaluates performance based upon each segment’s operating income, which is defined as income before interest and sundry (income) expense, interest expense, income taxes, and noncontrolling interests. Total assets by segment are those assets directly associated with the respective operating activities. The “Other/Eliminations” column primarily includes corporate expenses, assets and eliminations, as well as corporate restructuring costs and intangible asset impairments, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations		Total Whirlpool
Net sales
2017	$2,986	$1,200	$848	$358	$(45)		$5,347
2016	2,760	1,296	826	363	(47)		5,198
Intersegment sales
2017	40	25	48	77	(190)		—
2016	38	16	53	73	(180)		—
Depreciation and amortization
2017	65	41	22	14	14		156
2016	69	42	18	17	18		164
Operating profit (loss)
2017	354	—	59	(32)	(107)		274
2016	340	46	50	16	(84)		368
Total assets
June 30, 2017	8,222	7,583	2,787	2,924	(1,310)	(a)	20,206
December 31, 2016	8,009	7,497	2,601	2,788	(1,742)	(a)	19,153
Capital expenditures
2017	38	23	28	24	9		122
2016	41	27	24	9	20		121

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations		Total Whirlpool
Net sales
2017	5,551	2,233	1,666	777	(94)		10,133
2016	5,170	2,469	1,531	734	(90)		9,814
Intersegment sales
2017	91	44	97	138	(370)		—
2016	87	31	103	135	(356)		—
Depreciation and amortization
2017	129	89	42	31	28		319
2016	134	89	34	33	42		332
Operating profit (loss)
2017	641	(17)	127	(9)	(204)		538
2016	590	101	93	41	(172)		653
Total assets
June 30, 2017	8,222	7,583	2,787	2,924	(1,310)	(a)	20,206
December 31, 2016	8,009	7,497	2,601	2,788	(1,742)	(a)	19,153
Capital expenditures
2017	76	36	48	33	17		210
2016	71	45	43	15	32		206
(a) Includes eliminations of intersegment transactions occurring in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our leading portfolio of brands includes Whirlpool, Maytag, KitchenAid, Embraco, Brastemp, Consul and Indesit. Our global branded consumer products strategy is to introduce innovative new products, increase brand consumer loyalty, expand our presence outside the United States, enhance our trade management, continuously improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is also to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Affresh cleaners and Gladiator GarageWorks, through businesses that leverage our core competencies and business infrastructure.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2017	2016	Better/(Worse)	2017	2016	Better/(Worse)
Net sales	$5,347	$5,198	2.9%	$10,133	$9,814	3.3%
Gross margin	876	969	(9.4)%	1,702	1,792	(4.9)%
Selling, general and administrative	526	543	3.1%	1,025	1,016	(0.9)%
Restructuring costs	59	40	(45.6)%	105	87	(19.9)%
Interest and sundry (income) expense	23	41	43.9%	48	73	34.2%
Interest expense	39	41	3.4%	80	79	(1.5)%
Income tax (benefit) expense	33	(56)	nm	73	3	nm
Net earnings available to Whirlpool	189	320	(40.9)%	342	470	(27.2)%
Diluted net earnings available to Whirlpool per share	$2.52	$4.15	(39.3)%	$4.53	$6.06	(25.3)%

Consolidated Net Sales
The following graphs summarize units sold, consolidated net sales and net sales by region for the three months ended June 30:

The following graphs summarize units sold, consolidated net sales and net sales by region for the six months ended June 30:

Consolidated net sales increased 2.9% and 3.3% for the three and six months ended June 30, 2017 respectively, compared to the same period in 2016. The increase for the three and six months ended was primarily driven by unit volume growth. Excluding the impact of foreign currency, consolidated net sales increased 3.3% and 3.1% for the three and six months ended June 30, 2017 respectively, compared to the same period in 2016.
We provide the percentage change in net sales, excluding the impact of foreign currency, as a supplement to the change in net sales determined by GAAP to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales in functional currency, to U.S. dollars using the prior-year period exchange rate compared to the prior-year period net sales.
Significant regional trends were as follows:

•
North America net sales increased 8.2% and 7.4% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase for the three and six months ended June 30, 2017 was primarily driven by unit volume growth, partially offset by foreign currency. Excluding the impact from foreign currency, net sales increased 8.7% and 7.7% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016.

•
EMEA net sales decreased 7.4% and 9.6% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016. The decrease for the three and six months ended June 30, 2017 was primarily driven by unit volume declines related to product availability and unfavorable impacts from foreign currency. Excluding the impact from foreign currency, net sales decreased 4.8% and 6.9% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016.

•
Latin America net sales increased 2.8% and 8.8% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016 primarily driven by favorable product price/mix and foreign currency, which more than offset unit volume declines. Excluding the impact from foreign currency, net sales decreased 0.6% and increased 1.5% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016.

•
Asia net sales decreased 1.5% and increased 5.9% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016. The decrease for the three and six months ended June 30, 2017 was primarily driven by unit volume growth, partially offset by unfavorable impacts from product price/mix. Additionally, the Company reduced net sales related to adjustments of trade promotion accruals in prior periods. Excluding the impact from foreign currency, net sales decreased 0.3% and increased 7.8% for the three and six months ended June 30, 2017 respectively, compared to the same periods in 2016.

Gross Margin
The graph below summarizes gross margin percentages by region for the three months ended June 30:
The graph below summarizes gross margin percentages by region for the six months ended June 30:

The consolidated gross margin percentage decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease for the three and six months ended was primarily due to unfavorable impacts from raw material inflation, partially offset by benefits from cost productivity. Additionally, gross margin also includes an adjustment in our Asia operating segment, primarily related to trade promotion accruals in prior periods.
Significant regional trends were as follows:

•
North America gross margin decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to impacts from raw material inflation, partially offset by benefits from cost productivity.

•
EMEA gross margin decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to unit volume declines related to product availability, unfavorable impacts from product price/mix, and raw material inflation.

•
Latin America gross margin increased for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to favorable impacts from cost productivity and product price/mix, which more than offset unfavorable impacts from raw material inflation.

•
Asia gross margin decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to unfavorable product price/mix and raw material inflation, partially offset by benefits from cost productivity. Additionally, gross margin also includes an adjustment primarily related to trade promotion accruals in prior periods.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2017	As a % of Net Sales	2016	As a % of Net Sales	2017	As a % of Net Sales	2016	As a % of Net Sales
North America	$211	7.1%	$209	7.6%	$384	6.9%	$380	7.4%
EMEA	139	11.6%	159	12.3%	263	11.8%	288	11.7%
Latin America	77	9.1%	76	9.1%	167	10.0%	146	9.5%
Asia	50	14.0%	49	13.7%	109	14.1%	109	14.9%
Corporate/other	49	—	50	—	102	—	93	—
Consolidated	$526	9.8%	$543	10.4%	$1,025	10.1%	$1,016	10.4%
Compared to 2016, consolidated selling, general and administrative expenses decreased as a percentage of net sales primarily due to cost and capacity reductions in EMEA.
Restructuring
We incurred restructuring charges of $59 million and $105 million for the three and six months ended June 30, 2017, compared to $40 million and $87 million for the same periods in 2016. For the full year 2017, we expect to incur up to $175 million of restructuring charges, which will result in substantial ongoing cost reductions.
Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three and six months ended June 30, 2017 improved compared to the same periods in 2016. The decrease in expense for the three and six months ended was primarily due to a favorable impact from foreign currency.
Interest Expense
Interest expense for the three and six months ended June 30, 2017 is comparable to the same periods in 2016.
Income Taxes

Income tax expense was $33 million and $73 million for the three and six months ended June 30, 2017, respectively, compared to income tax benefit of $56 million and income tax expense of $3 million in the same periods of 2016. For the three and six months ended June 30, 2017, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases in the second quarter of 2016.
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

	2017
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2017	$12.40	—	$12.90
Including:
Restructuring Expense	$(2.32)
Out-of-Period Adjustment	$(0.27)
Income Tax Impact	$0.49

Industry demand
North America(1)	4%	—	6%
EMEA	Flat	—	2%
Latin America(2)	Flat
Asia	Flat	—	2%
(1) Reflects industry demand in the United States.
(2) Reflects industry demand in Brazil.
For the full-year 2017, we expect to generate cash from operating activities of $1.65 to $1.7 billion and free cash flow of approximately $1 billion, including primarily acquisition related restructuring cash outlays of up to $165 million, legacy product warranty and liability costs of $69 million, pension contributions of $42 million and, with respect to free cash flow, capital expenditures of approximately $650 million to $700 million.
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

	2017
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,650	-	$1,700
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(650)	-	(700)
Free cash flow	~	$1,000
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, pension plans and returns to shareholders. We also have $659 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
At June 30, 2017, we had cash or cash equivalents greater than 1% of our consolidated assets in China and India, which represented 2.4% and 1%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of Brazil and Italy, which represented 1.3% and 1.2%, respectively. We continue to monitor general financial instability and uncertainty globally.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2017	2016
Cash provided by (used in):
Operating activities	$(191)	$(404)
Investing activities	(202)	(152)
Financing activities	313	742
Effect of exchange rate changes on cash	36	1
Net change in cash and cash equivalents	$(44)	$187
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2017 decreased compared to the same period in 2016, which primarily reflects working capital efficiency initiatives.
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

Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2017 increased compared to the same period in 2016, which primarily reflects investment in related businesses and use of restricted cash.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2017 decreased compared to the same period in 2016, which primarily reflects share repurchase activity under our share repurchase program and repayment of long-term debt.

Financing Arrangements
The Company had total committed credit facilities of approximately $3.1 billion as of June 30, 2017, which is fundamentally unchanged from its committed credit facilities as of December 31, 2016.  The facilities are geographically diverse and reflect the Company’s growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at June 30, 2017 or December 31, 2016.
For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.
Dividends
In April 2017, our Board of Directors approved a 10% increase in our quarterly dividend on our common stock to $1.10 per share from $1 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2017, we had approximately $373 million outstanding under these agreements.
Repurchase Program
For additional information about our repurchase program, see Note 8 of the Notes to the Consolidated Condensed Financial Statements.
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 6 of the Notes to the Consolidated Condensed Financial Statements.
Grenfell Tower
On June 23, 2017, London’s Metropolitan Police Service released a statement that it had identified a Hotpoint-branded refrigerator as the initial source of the Grenfell Tower fire in West London, and that U.K. authorities were conducting an investigation to establish the cause of the incident.  The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool’s acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities and are in discussions with the U.K. regulator.  As the investigation into the Grenfell Tower incident and discussions with the regulator are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in the second quarter of 2017.
Antidumping and Safeguard Petitions
As previously reported, in response to our December 2011 petition, the U.S. Department of Commerce (DOC) issued a final determination in 2013 that Samsung and LG violated U.S. and international trade laws by dumping washers from South Korea and Mexico into the U.S., and antidumping duties are now imposed on certain washers imported from South Korea and Mexico. Rather than comply with the 2013 order, Samsung and LG moved their washer production to China.  Samsung and LG resumed dumping washers into the U.S. and Whirlpool responded in 2015 by filing a new antidumping petition against their imports.  The DOC issued a final determination in 2016 that Samsung and LG violated U.S. and international trade laws by dumping washers from China into the U.S.  As a result of these decisions, certain washers imported from China are now subject to antidumping duties set by the DOC.  As in the case of our December 2011 petition, the DOC and International Trade Commission (ITC) decisions could be followed by administrative review procedures and possible appeals over the next several years.
In May 2017, we filed a safeguard petition with the ITC to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries (South Korea, Mexico and China) covered by existing DOC antidumping duties.  In contrast to the country-specific antidumping remedy that the U.S. Government applied to Samsung and LG in South Korea, Mexico and China, a safeguard remedy can address imports from Samsung and LG from any country that causes injury to U.S. washer manufacturers.  The ITC will make a determination whether increased washer imports have been or threaten to be a substantial cause of serious injury to the U.S. washer industry, and make a remedy recommendation to the U.S. President.  We expect that the ITC will make its determination and recommendation in the fall, and that the President will announce a remedy in early 2018.

Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 11 of the Notes to the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than changes to the first paragraph of our acquisitions and emerging markets risk factor, as set forth below.

We face risks associated with our acquisitions and other investments and risks associated with our increased presence in emerging markets.
From time to time, we make strategic acquisitions, investments and participate in joint ventures. For example, we acquired Indesit and a majority interest in Hefei Sanyo in the fourth quarter of 2014. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We may encounter difficulties in integrating acquisitions with our operations, applying our internal control processes to these acquisitions, and managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. For example, in the second quarter of 2017, we recorded an adjustment primarily for trade promotion accruals by our China business, which we determined did not materially affect our annual or quarterly financial statements, including the reported financial information for our Asia segment. We are continuing to review the conduct and processes involved. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities or costs associated with any quality issues with an acquisition target's legacy products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. During the six months ended June 30, 2017, we repurchased 1,929,620 shares under this share repurchase program at an aggregate purchase price of approximately $350 million. As of June 30, 2017, there were approximately $350 million in remaining funds authorized under this program, which has no expiration date. On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2017:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2017 through April 30, 2017	—	$—	—	$550
May 1, 2017 through May 31, 2017	857,020	183.78	857,020	392
June 1, 2017 through June 30, 2017	229,300	185.48	229,300	350
Total	1,086,320	$184.14	1,086,320
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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 27, 2017