Form 10-Q
period 2017-09-30
WHIRLPOOL CORP /DE/
filed 2017-10-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 20, 2017
Common stock, par value $1 per share	71,862,787

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2017

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
WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Net sales	$5,418	$5,248	$15,551	$15,062
Expenses
Cost of products sold	4,503	4,308	12,934	12,330
Gross margin	915	940	2,617	2,732
Selling, general and administrative	521	519	1,546	1,535
Intangible amortization	18	18	52	54
Restructuring costs	45	29	150	116
Operating profit	331	374	869	1,027
Other (income) expense
Interest and sundry (income) expense	21	30	69	103
Interest expense	42	39	122	118
Earnings before income taxes	268	305	678	806
Income tax (benefit) expense	(4)	61	69	64
Net earnings	272	244	609	742
Less: Net earnings (loss) available to noncontrolling interests	(4)	6	(9)	34
Net earnings available to Whirlpool	$276	$238	$618	$708
Per share of common stock
Basic net earnings available to Whirlpool	$3.78	$3.14	$8.36	$9.26
Diluted net earnings available to Whirlpool	$3.72	$3.10	$8.23	$9.16
Dividends declared	$1.10	$1.00	$3.20	$2.90
Weighted-average shares outstanding (in millions)
Basic	72.9	75.7	73.9	76.4
Diluted	74.0	76.9	75.1	77.5

Comprehensive income	$286	$289	$694	$900

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,087	$1,085
Accounts receivable, net of allowance of $171 and $185, respectively	3,102	2,711
Inventories	3,345	2,623
Prepaid and other current assets	1,115	920
Total current assets	8,649	7,339
Property, net of accumulated depreciation of $6,741 and $6,055, respectively	3,865	3,810
Goodwill	3,093	2,956
Other intangibles, net of accumulated amortization of $455 and $387, respectively	2,604	2,552
Deferred income taxes	2,322	2,154
Other noncurrent assets	305	342
Total assets	$20,838	$19,153
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,728	$4,416
Accrued expenses	677	649
Accrued advertising and promotions	792	742
Employee compensation	428	390
Notes payable	1,442	34
Current maturities of long-term debt	671	560
Other current liabilities	898	871
Total current liabilities	9,636	7,662
Noncurrent liabilities
Long-term debt	3,669	3,876
Pension benefits	1,015	1,074
Postretirement benefits	346	334
Other noncurrent liabilities	485	479
Total noncurrent liabilities	5,515	5,763
Stockholders’ equity
Common stock, $1 par value, 250 million shares authorized, 112 million and 111 million shares issued, and 72 million and 74 million shares outstanding, respectively	112	111
Additional paid-in capital	2,733	2,672
Retained earnings	7,697	7,314
Accumulated other comprehensive loss	(2,316)	(2,400)
Treasury stock, 40 million and 37 million shares, respectively	(3,474)	(2,924)
Total Whirlpool stockholders’ equity	4,752	4,773
Noncontrolling interests	935	955
Total stockholders’ equity	5,687	5,728
Total liabilities and stockholders’ equity	$20,838	$19,153

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2017	2016
Operating activities
Net earnings	$609	$742
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	487	496
Changes in assets and liabilities:
Accounts receivable	(259)	(438)
Inventories	(589)	(518)
Accounts payable	107	(187)
Accrued advertising and promotions	18	(38)
Accrued expenses and current liabilities	(154)	72
Taxes deferred and payable, net	(144)	(149)
Accrued pension and postretirement benefits	(85)	(53)
Employee compensation	49	(30)
Other	(72)	(72)
Cash used in operating activities	(33)	(175)
Investing activities
Capital expenditures	(371)	(360)
Proceeds from sale of assets and business	5	55
Change in restricted cash	51	14
Investment in related businesses	(35)	(10)
Other	1	(2)
Cash used in investing activities	(349)	(303)
Financing activities
Proceeds from borrowings of long-term debt	—	491
Repayments of long-term debt	(261)	(507)
Net proceeds from short-term borrowings	1,365	1,369
Dividends paid	(235)	(221)
Repurchase of common stock	(550)	(425)
Common stock issued	33	24
Other	(17)	(2)
Cash provided by financing activities	335	729
Effect of exchange rate changes on cash and cash equivalents	49	2
Increase in cash and cash equivalents	2	253
Cash and cash equivalents at beginning of period	1,085	772
Cash and cash equivalents at end of period	$1,087	$1,025

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
Out of Period Adjustment
During the third quarter of 2017, we finalized our prior period recorded adjustments in our Asia operating segment primarily related to trade promotion and increased accruals by $3 million. The 2017 net impact of these out of period adjustments was a decrease to net sales of approximately $35 million and an increase to other operating expenses of approximately $8 million, before tax. These adjustments resulted in a decrease to net earnings available to Whirlpool of approximately $16 million and a decrease of $0.22 in diluted earnings per share. We determined that the impact was immaterial to prior periods and this reporting period.
Adoption of New Accounting Standards
In 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The guidance in ASU 2017-07 requires that the service cost component of net periodic benefit cost for pension and postretirement benefits is recorded in the same income statement line items as other employee compensation costs arising from services rendered during the period. Service cost is included in cost of products sold and selling, general and administrative expense. The other components of net periodic pension cost and postretirement benefits cost are recorded in interest and sundry (income) expense in 2017. We retrospectively adopted the new accounting standard in the first quarter of 2017. For the full year ended December 31, 2016, the reclassification of other components of net periodic cost, from cost of products sold and selling, general and administrative expense resulted in an increase in operating profit of approximately $14 million with an offset to interest and sundry (income) expense. For the full year ended December 31, 2015, the reclassification of other components of net periodic cost from cost of products sold and selling, general and administrative expense resulted in a decrease in operating profit of approximately $43 million with an offset to interest and sundry (income) expense. The reclassifications were calculated based on previously disclosed amounts. The Consolidated Statements of Comprehensive Income have been recast to reflect the retrospective adoption of this standard.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Consolidated Statements of Cash Flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 in the fourth quarter of 2016 retrospectively to January 1, 2016. For the period ended September 30, 2016, there was no material impact to diluted weighted average common shares outstanding or earnings per share ("EPS"). The Consolidated Statements of Comprehensive Income have been recast to reflect the retrospective adoption of this standard.

All other new issued and effective accounting standards during 2017 were not relevant or material to the Company.

Accounting Pronouncements Issued But Not Yet Effective
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. In 2016, we established a global project management team to analyze the impact of this standard by reviewing our current accounting policies and practices in each operating segment to identify potential impacts that would result from the application of this standard. We determined changes are required to our business processes, systems and controls to effectively report leases and disclosure under the new standard. Based on our evaluation, we expect to adopt the requirements of the new standard in the first quarter of 2019.
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
Based on our evaluation, we will adopt the requirements of the new standard on January 1, 2018 and anticipate using the modified retrospective transition method. Under the modified retrospective method, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.
Presented below is the status of the process we have utilized for the adoption of the new standard and the significant implementation matters addressed:
•We established a global cross-functional project management implementation team to assess all potential impacts of this standard.
•We are reviewing our current accounting policies and practices in each reporting segment to identify potential differences that would result from the application of this standard.
•We are determining key factors from the five step process to recognize revenue as prescribed by the new standard that may be applicable to each of our business units that roll up into our four segments.
•Customers and contracts from each business unit were identified.

•Evaluation of the contract provisions and the comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies), is in process. We expect to complete this process prior to the filing of, and make disclosures in, the 2017 Form 10-K.
Based on our evaluation, we determined no significant changes are required to our business processes, systems and controls to effectively report revenue recognition under the new standard. Adoption of the new standard is not expected to materially change the timing or amount of revenue recognized in our Consolidated Financial Statements.
FASB has issued the following standards, which are not expected to have a material impact on our Consolidated Financial Statements:

Standard		Effective Date (a)
2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 1, 2018
2016-18	Statement of Cash Flows (Topic 230): Restricted Cash	January 1, 2018
(a) Represents date standard becomes effective as indicated in the respective ASU.

All other issued and not yet effective accounting standards are not relevant or material to the Company.
(2)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at September 30, 2017.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are as follows:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Money market funds(1)	$32	$29	$32	$29	$—	$—	$32	$29
Net derivative contracts	—	—	—	—	(84)	41	(84)	41
Available for sale investments	6	4	23	16	—	—	23	16
(1)Money market funds are comprised primarily of government obligations and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.5 billion at September 30, 2017 and December 31, 2016, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(3)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2017	December 31, 2016
Finished products	$2,729	$2,070
Raw materials and work in process	715	651
	3,444	2,721
Less: excess of FIFO cost over LIFO cost	(99)	(98)
Total inventories	$3,345	$2,623
LIFO inventories represented 37% of total inventories at September 30, 2017 and December 31, 2016.
(4)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of September 30, 2017 and December 31, 2016:

Millions of dollars	September 30, 2017	December 31, 2016
Land	$126	$128
Buildings	1,683	1,652
Machinery and equipment	8,797	8,085
Accumulated depreciation	(6,741)	(6,055)
Property, plant and equipment, net	$3,865	$3,810
During the nine months ended September 30, 2017, we disposed of buildings, machinery and equipment no longer in use with a net book value of $34 million.
(5)    FINANCING ARRANGEMENTS
Debt
On September 27, 2017, Whirlpool Corporation exercised its commitment increase and term extension rights under the Third Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”) by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. In connection with this exercise, the Company entered into a Consent to Commitment Increase agreement with the Administrative Agent , which increases aggregate borrowing capacity under the Amended Long-Term Facility from $2.5 billion to $3.0 billion, and the Administrative Agent received extension request consents from a majority of lenders, which extends the termination date of the Amended Long-Term Facility by one year, to May 17, 2022. All other terms of the Amended Long-Term Facility remain unchanged.
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
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $295 million at September 30, 2017 and $263 million at December 31, 2016), maturing in 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $316 million at September 30, 2017 and $307 million at December 31, 2016), maturing through 2018.
We had no borrowings outstanding under the committed credit facilities at September 30, 2017 or December 31, 2016.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at September 30, 2017 and December 31, 2016, respectively.

Millions of dollars	September 30, 2017	December 31, 2016
Commercial paper	$1,138	$—
Short-term borrowings to banks	304	34
Total notes payable	$1,442	$34
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
At September 30, 2017, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future, are subject to many variables and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements in any particular reporting period.

BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government’s export incentive program (BEFIEX). These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits are monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which decision may be appealed by the Brazilian government. Based on this ruling, we are entitled to recognize $72 million in additional credits. We monetized $14 million of BEFIEX credits during the three months ended September 30, 2017 and sold the right to certain court awarded attorney fees to a third party.  As of September 30, 2017, $58 million BEFIEX credits remain to be monetized.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2017. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $584 million as of September 30, 2017).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production (“IPI tax credits”). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 239 million Brazilian reais (approximately $76 million as of September 30, 2017), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Based on the opinion of our tax and legal advisors, we have not recorded an additional reserve related to these matters.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2017, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 220 million Brazilian reais (approximately $69 million as of September 30, 2017). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2017.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, including for the monetization of BEFIEX credits and other matters, which are at various stages of review in numerous administrative and judicial proceedings. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions. We also filed a legal action to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil.  While the Company’s recovery with respect to this litigation may be material, there is substantial uncertainty about both the amount and timing of any recovery.
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.

Other Litigation
We have vigorously defended against numerous lawsuits pending in the United States relating to certain of our front load washing machines.  In 2016, we reached final agreement on a settlement that will resolve all such class action lawsuits and received court approval. We are proceeding through the administrative consumer claims process to implement the terms of the settlement, which will be complete in 2017.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2017	2016	2017	2016	2017	2016
Balance at January 1	$251	$239	$69	$254	$320	$493
Issuances/accruals during the period	251	228	1	—	252	228
Settlements made during the period/other	(226)	(218)	(70)	(145)	(296)	(363)
Balance at September 30	$276	$249	$—	$109	$276	$358

Current portion	$203	$188	$—	$109	$203	$297
Non-current portion	73	61	—	—	73	61
Total	$276	$249	$—	$109	$276	$358
In the normal course of business, we engage in investigations of potential quality and safety issues. As part of our ongoing effort to deliver quality products to consumers, we are currently investigating a limited number of potential quality and safety issues globally. As necessary, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit, prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. In September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). The establishment of this liability is based on several assumptions such as customer response rate, consumer options, field repair costs, inventory repair costs, and timing of tax deductibility. Our experience with respect to these factors may cause our actual costs to differ significantly from our estimated costs. Cash settlements related to this corrective action are recognized in other operating activities in the Consolidated Condensed Statements of Cash Flows. In the nine months ended September 30, 2017, Whirlpool had $61 million of cash settlements made related to the corrective action, which is substantially complete and any remaining charges related to legacy product warranty will be recorded under product warranty.

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2017 and December 31, 2016, the guaranteed amounts totaled $268 million and $258 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.7 billion and $2.4 billion as of September 30, 2017 and December 31, 2016, respectively. Our total outstanding bank indebtedness under guarantees was $102 million at September 30, 2017 and $32 million December 31, 2016, respectively.
We have guaranteed a $37 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project (“Harbor Shores”). The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. It was also amended in 2016 and 2017 by Harbor Shores and reduced to $40 million and $37 million, respectively. The fair value of the guarantee was nominal at September 30, 2017 and December 31, 2016, respectively. The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
(7)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value hedges or net investment. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2017 and December 31, 2016, there were no outstanding interest rate swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at September 30, 2017 and December 31, 2016:

	Notional (Local)		Notional (USD)		Maturity
	2017	2016	2017	2016
Instrument
Senior note - 0.625%	€500	€500	$591	$527	March 2020
Commercial Paper	€300	€—	$354	$—	October 2017
Foreign exchange forwards/options	MXN 7,200	MXN 0	$396	$—	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of September 30, 2017 and December 31, 2016, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at September 30, 2017 and December 31, 2016:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2017	2016	2017	2016	2017	2016		2017	2016
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,257	$1,813	$9	$32	$108	$10	(CF/NI)	59	58
Commodity swaps/options	280	299	28	7	1	11	(CF)	39	36
Total derivatives accounted for as hedges			$37	$39	$109	$21
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$3,190	$3,262	$24	$39	$36	$16	N/A	36	35
Commodity swaps/options	1	2	—	—	—	—	N/A	8	2
Total derivatives not accounted for as hedges			24	39	36	16
Total derivatives			$61	$78	$145	$37

Current			$52	$54	$82	$35
Noncurrent			9	24	63	2
Total derivatives			$61	$78	$145	$37
(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges in 2017. During 2016, foreign exchange derivatives accounted for as hedges were classified as cash flow (CF) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2017	2016	2017	2016
Foreign exchange forwards/options	$(49)	$9	$(34)	$(1)	(a)
Commodity swaps/options	18	(2)	11	(6)	(a)
Interest rate derivatives	—	—	(1)	—	(b)

Net Investment Hedges
Foreign currency	(23)	—	—	—
	$(54)	$7	$(24)	$(7)

			Three Months Ended September 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2017	2016
Foreign exchange forwards/options			$(21)	$(9)

	Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2017	2016	2017	2016
Foreign exchange	$(109)	$3	$(76)	$11	(a)
Commodity swaps/options	35	19	29	(30)	(a)
Interest rate derivatives	—	—	(1)	—	(b)

Net Investment Hedges
Foreign currency	(63)	—	—	—
	$(137)	$22	$(48)	$(19)

			Nine Months Ended September 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2017	2016
Foreign exchange forwards/options			$(100)	$(43)
(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry (income) expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2017 and 2016. There were no hedges designated as fair value for the periods ended September 30, 2017 and 2016. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal at September 30, 2017.

(8)    STOCKHOLDERS’ EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2017			2016
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$20	$—	$20	$25	$—	$25
Cash flow and net investment hedges	(22)	10	(12)	23	(9)	14
Pension and other postretirement benefits plans	(15)	14	(1)	10	(3)	7
Available for sale securities	7	—	7	(1)	—	(1)
Other comprehensive income (loss)	(10)	24	14	57	(12)	45
Less: Other comprehensive income (loss) available to noncontrolling interests	2	—	2	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(12)	$24	$12	$57	$(12)	$45

	Nine Months Ended September 30,
	2017			2016
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$96	$—	$96	$81	$—	$81
Cash flow and net investment hedges	(47)	17	(30)	61	(20)	41
Pension and other postretirement benefits plans	5	7	12	62	(22)	40
Available for sale securities	7	—	7	(4)	—	(4)
Other comprehensive income (loss)	61	24	85	200	(42)	158
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	2	—	2
Other comprehensive income (loss) available to Whirlpool	$60	$24	$84	$198	$(42)	$156
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$24	$48	Cost of products sold
Pension and postretirement benefits, pre-tax	9	30	Interest and sundry (income) expense

The following table summarizes the changes in stockholders’ equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2016	$5,728	$4,773	$955
Net earnings (loss)	609	618	(9)
Other comprehensive income	85	84	1
Comprehensive income (loss)	694	702	(8)
Common stock	1	1	—
Treasury stock	(550)	(550)	—
Additional paid-in capital	61	61	—
Dividends declared on common stock	(247)	(235)	(12)
Stockholders' equity, September 30, 2017	$5,687	$4,752	$935
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2017	2016	2017	2016
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$276	$238	$618	$708
Denominator for basic earnings per share - weighted-average shares	72.9	75.7	73.9	76.4
Effect of dilutive securities – share-based compensation	1.1	1.2	1.2	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	74.0	76.9	75.1	77.5
Anti-dilutive stock options/awards excluded from earnings per share	0.5	0.3	0.6	0.3
Share Repurchase Program
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. During the nine months ended September 30, 2017, we repurchased 3,087,801 shares under this share repurchase program at an aggregate purchase price of approximately $550 million. As of September 30, 2017, there were approximately $150 million in remaining funds authorized under this program, which has no expiration date.
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares.
(9)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $211 million as of September 30, 2017) in employee-related costs, €25 million (approximately $30 million as of September 30, 2017) in asset impairment costs, and €37 million (approximately $44 million as of September 30, 2017) in other associated costs in connection with these actions. We expect these actions will be complete in 2019. We estimate €209 million (approximately $247 million as of September 30, 2017) of the estimated €241 million (approximately $285 million as of September 30, 2017) total cost will result in cash expenditures.
On January 24, 2017 the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company’s proposal to restructure its EMEA dryer manufacturing operations. Company management authorized the initiation of such consultations on December 30, 2016.  These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; ending production in 2018 in Amiens, France; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions would be impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur approximately €59 million (approximately $70 million as of September 30, 2017) in employee-related costs, approximately €11 million (approximately $13 million as of September 30, 2017) in asset impairment costs, and approximately €10 million (approximately $12 million as of September 30, 2017) in other associated costs in connection with these actions.  The Company estimates that approximately €69 million (approximately $82 million as of September 30, 2017) of the estimated €79 million (approximately $93 million as of September 30, 2017) total cost will result in future cash expenditures.
The following table summarizes the change to our restructuring liability for the period ended September 30, 2017:

Millions of dollars	December 31, 2016	Charge to Earnings	Cash Paid	Non-cash and Other	September 30, 2017
Employee termination costs	$71	$96	$(85)	$—	$82
Asset impairment costs	—	23	—	(23)	—
Facility exit costs	2	18	(17)	—	3
Other exit costs	14	13	(11)	10	26
Total	$87	$150	$(113)	$(13)	$111
The following table summarizes the restructuring charges by operating segment as of September 30, 2017:

Millions of dollars	September 30, 2017
North America	$10
EMEA	122
Latin America	7
Asia	3
Corporate / Other	8
Total	$150

(10)    INCOME TAXES
Income tax benefit was $4 million and income tax expense was $69 million for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $61 million and $64 million in the same periods of 2016. For the three and nine months ended September 30, 2017, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases.
The Company plans to distribute certain foreign earnings during 2017 and over the next several years. The 2017 distribution is forecasted to result in tax benefits that have been included in the Company's estimated annual and third quarter effective tax rate. The tax benefit on distributions that may be made in 2018 and beyond has not been recorded largely due to the distribution's contingent nature. The tax benefit for the three and nine months ended September 30, 2017 has been disclosed in the Company's effective tax rate reconciliation.
The following table summarizes the difference between income tax (benefit) expense at the United States statutory rate of 35% and the income tax (benefit) expense at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Earnings before income taxes	$268	$305	$678	$806

Income tax (benefit) expense computed at United States statutory tax rate	94	107	237	282
Valuation allowances (releases)	(84)	(59)	(77)	(164)
Audits and settlements	7	(3)	1	(35)
U.S. foreign income items, net of credits	(17)	4	(70)	(6)
Foreign government tax incentive	(4)	(2)	(7)	(5)
Other	—	14	(15)	(8)
Income tax (benefit) expense computed at effective worldwide tax rates	$(4)	$61	$69	$64
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
(11)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	34	37	6	7	4	5
Expected return on plan assets	(43)	(47)	(8)	(7)	—	—
Amortization:
Actuarial loss	12	12	2	1	—	—
Prior service credit	(1)	—	—	—	(4)	(3)
Settlement and curtailment loss	—	—	—	1	—	—
Net periodic cost	$3	$3	$1	$3	$1	$3

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Service cost	$2	$2	$4	$4	$5	$5
Interest cost	101	111	17	21	12	13
Expected return on plan assets	(131)	(140)	(23)	(23)	—	—
Amortization:
Actuarial loss	37	35	5	3	—	—
Prior service credit	(2)	(2)	—	—	(11)	(11)
Settlement and curtailment loss	—	—	1	1	—	—
Net periodic cost	$7	$6	$4	$6	$6	$7
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Operating profit (loss)	$1	$1	$1	$1	$1	$1
Interest and sundry (income) expense	2	2	—	2	—	2
Net periodic benefit cost (credit)	$3	$3	$1	$3	$1	$3

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Operating profit (loss)	$2	$2	$4	$4	$5	$5
Interest and sundry (income) expense	5	4	—	2	1	2
Net periodic benefit cost (credit)	$7	$6	$4	$6	$6	$7
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations		Total Whirlpool
Net sales
2017	$2,989	$1,268	$849	$357	$(45)		$5,418
2016	2,850	1,319	800	338	(59)		5,248
Intersegment sales
2017	45	36	45	82	(208)		—
2016	41	16	50	82	(189)		—
Depreciation and amortization
2017	64	47	21	22	14		168
2016	65	66	19	15	(1)		164
Operating profit (loss)
2017	350	11	53	2	(85)		331
2016	346	40	46	15	(73)		374
Total assets
September 30, 2017	8,777	8,367	2,909	2,883	(2,098)	(a)	20,838
December 31, 2016	8,009	7,497	2,601	2,788	(1,742)	(a)	19,153
Capital expenditures
2017	46	46	28	28	13		161
2016	43	37	28	26	20		154

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations		Total Whirlpool
Net sales
2017	$8,540	$3,501	$2,515	$1,134	$(139)		$15,551
2016	8,020	3,788	2,331	1,072	(149)		15,062
Intersegment sales
2017	136	80	142	220	(578)		—
2016	128	47	153	217	(545)		—
Depreciation and amortization
2017	193	136	63	53	42		487
2016	199	155	53	48	41		496
Operating profit (loss)
2017	991	(6)	180	(7)	(289)		869
2016	936	141	139	56	(245)		1,027
Total assets
September 30, 2017	8,777	8,367	2,909	2,883	(2,098)	(a)	20,838
December 31, 2016	8,009	7,497	2,601	2,788	(1,742)	(a)	19,153
Capital expenditures
2017	122	82	76	61	30		371
2016	114	82	71	41	52		360
(a) Includes eliminations of intersegment transactions occurring in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our leading portfolio of brands includes Whirlpool, Maytag, KitchenAid, Embraco, Brastemp, Consul and Indesit. Our global branded consumer products strategy is to introduce innovative new products, increase brand consumer loyalty, expand our presence outside the United States, enhance our trade management platform, continuously improve total cost and quality by expanding and leveraging our global operating platform and, where appropriate, make strategic acquisitions and investments.
As we grow revenues in our core products, our strategy is also to extend our business by offering products and services that are dependent on and related to our core business and expand into adjacent products, such as Affresh cleaners and Gladiator GarageWorks, through businesses that leverage our core competencies and business infrastructure.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2017	2016	Better/(Worse)	2017	2016	Better/(Worse)
Net sales	$5,418	$5,248	3.2%	$15,551	$15,062	3.2%
Gross margin	915	940	(2.7)%	2,617	2,732	(4.2)%
Selling, general and administrative	521	519	(0.4)%	1,546	1,535	(0.7)%
Restructuring costs	45	29	(59.9)%	150	116	(29.7)%
Interest and sundry (income) expense	21	30	30.0%	69	103	33.0%
Interest expense	42	39	(6.3)%	122	118	(3.1)%
Income tax (benefit) expense	(4)	61	nm	69	64	(7.3)%
Net earnings available to Whirlpool	276	238	15.9%	618	708	(12.7)%
Diluted net earnings available to Whirlpool per share	$3.72	$3.10	20.0%	$8.23	$9.16	(10.2)%
nm = not meaningful

Consolidated Net Sales
The following graphs summarize units sold, consolidated net sales and net sales by region for the three months ended September 30:
The following graphs summarize units sold, consolidated net sales and net sales by region for the nine months ended September 30:

Consolidated net sales increased 3.2% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the three months ended was primarily driven by unit volume growth and favorable impacts from foreign currency, partially offset by unfavorable impacts from product price/mix. The increase for the nine months ended was primarily driven by unit volume growth, favorable impacts from foreign currency and product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 1.7% and 2.6% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.
We provide the percentage change in net sales, excluding the impact of foreign currency, as a supplement to the change in net sales determined by GAAP to provide stockholders with a clearer basis to assess Whirlpool's results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period exchange rate compared to the prior-year period net sales.
Significant regional trends were as follows:

•
North America net sales increased 4.9% and 6.5% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the three months ended September 30, 2017 was primarily driven by unit volume growth and a favorable impact from foreign currency. The increase for the nine months ended September 30, 2017 was primarily driven by unit volume growth, partially offset by unfavorable impacts from foreign currency. Excluding the impact from foreign currency, net sales increased 4.4% and 6.6% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

•
EMEA net sales decreased 3.9% and 7.6% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease for the three months ended September 30, 2017 was primarily driven by unit volume declines, partially offset by a favorable impact from foreign currency and product price/mix. The decrease for the nine months ended September 30, 2017 was primarily driven by unit volume declines, unfavorable impacts from foreign currency and product price/mix. Excluding the impact from foreign currency, net sales decreased 7.7% and 7.1% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

•
Latin America net sales increased 6.1% and 7.9% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the three months ended September 30, 2017 was primarily driven by unit volume growth and a favorable impact from foreign currency, partially offset by an unfavorable impact from product price/mix. The increase for the nine months ended September 30, 2017 was primarily driven by a favorable impact from foreign currency and unit volume growth, partially offset by an unfavorable impact from product price/mix. Excluding the impact from foreign currency, net sales increased 4.9% and 2.7% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

•
Asia net sales increased 5.4% and 5.7% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the three months ended September 30, 2017 was primarily driven by a favorable impact from product price/mix, unit volume growth and foreign currency. The increase for the nine months ended September 30, 2017 was primarily driven by unit volume growth, partially offset by unfavorable impacts from product price/mix in China and foreign currency. Additionally, the Company reduced net sales related to adjustments of trade promotion accruals in prior periods. Excluding the impact from foreign currency, net sales increased 3.8% and 6.5% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

Gross Margin
The graphs below summarize gross margin percentages by region for the three and nine months ended September 30:
The consolidated gross margin percentage decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The decrease for the three and nine months ended was primarily due to unfavorable impacts from raw material inflation and product price/mix, partially offset by benefits from cost productivity and unit volume growth. Additionally, gross margin also includes an adjustment in our Asia operating segment, primarily related to trade promotion accruals in prior periods.
Significant regional trends were as follows:

•
North America gross margin decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to impacts from raw material inflation, partially offset by benefits from unit volume growth.

•
EMEA gross margin decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to unfavorable impacts from product price/mix, raw material inflation and unit volume declines, partially offset by benefits from cost productivity and restructuring benefits.

•
Latin America gross margin decreased for the three months ended September 30, 2017 and increased for the nine months ended September 30, 2017 compared to the same periods in 2016. The decrease for the three months ended September 30, 2017 was primarily due to unfavorable impacts from product price/mix and raw material inflation, partially offset by a favorable impact from cost productivity . The increase for the nine months ended September 30, 2017 was primarily due to a favorable impact from cost productivity, partially offset by an unfavorable impact from raw material inflation.

•
Asia gross margin decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to raw material inflation and unfavorable impacts from product price/mix in China, partially offset by benefits from cost productivity. Additionally, gross margin also includes an adjustment primarily related to trade promotion accruals in prior periods.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2017	As a % of Net Sales	2016	As a % of Net Sales	2017	As a % of Net Sales	2016	As a % of Net Sales
North America	$200	6.7%	$203	7.1%	$584	6.8%	$583	7.3%
EMEA	138	10.9%	141	10.7%	401	11.5%	429	11.3%
Latin America	75	8.8%	75	9.4%	242	9.6%	221	9.5%
Asia	66	18.5%	53	15.7%	175	15.5%	162	15.1%
Corporate/other	42	—	47	—	144	—	140	—
Consolidated	$521	9.6%	$519	9.9%	$1,546	9.9%	$1,535	10.2%
Consolidated selling, general and administrative expenses is comparable as a percent of net sales compared the the same periods in 2016.
Restructuring
We incurred restructuring charges of $45 million and $150 million for the three and nine months ended September 30, 2017, compared to $29 million and $116 million for the same periods in 2016. For the full year 2017, we expect to incur up to $200 million of restructuring charges, which will result in substantial ongoing cost reductions.
Additional information about restructuring activities can be found in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three and nine months ended September 30, 2017 improved compared to the same periods in 2016. The decrease in expense for the three and nine months ended was primarily due to a favorable impact from foreign currency.
Interest Expense
Interest expense for the three and nine months ended September 30, 2017 increased compared to the same periods in 2016 primarily due to higher average debt and lower capitalized interest.
Income Taxes
Income tax benefit was $4 million and income tax expense was $69 million for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $61 million and $64 million for the same periods of 2016. For the three and nine months ended September 30, 2017, changes in the effective tax rate from the prior period include tax planning and related valuation allowance releases.
For additional information, see Note 10 of the Notes to the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2017 full-year tax rate of approximately 16%. We currently estimate earnings per diluted share and industry demand for 2017 to be within the following ranges:

	2017
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2017	$11.10	—	$11.40
Including:
Restructuring Expense	$(2.66)
Out-of-Period Adjustment	$(0.27)
Income Tax Impact	$0.45

Industry demand
North America(1)	4%	—	6%
EMEA	Flat	—	2%
Latin America(2)	Flat
Asia	Flat	—	2%
(1) Reflects industry demand in the United States.
(2) Reflects industry demand in Brazil.
For the full-year 2017, we expect to generate cash from operating activities of $1.55 to $1.6 billion and free cash flow of approximately $900 million, including primarily acquisition related restructuring cash outlays of up to $175 million, legacy product warranty and liability costs of $69 million, pension contributions of $42 million and, with respect to free cash flow, capital expenditures of approximately $650 million to $700 million.
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

	2017
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,550	-	$1,600
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(650)	-	(700)
Free cash flow	~	$900
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, pension plans and returns to shareholders. We also have $671 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.

We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
At September 30, 2017, we had cash or cash equivalents greater than 1% of our consolidated assets in China, which represented 2.4%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America. We continue to monitor general financial instability and uncertainty globally.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Cash provided by (used in):
Operating activities	$(33)	$(175)
Investing activities	(349)	(303)
Financing activities	335	729
Effect of exchange rate changes on cash	49	2
Net change in cash and cash equivalents	$2	$253
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2017 decreased compared to the same period in 2016, which primarily reflects working capital optimization.
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

Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2017 increased compared to the same period in 2016, which primarily reflects investment in related businesses and use of restricted cash.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2017 decreased compared to the same period in 2016, which primarily reflects share repurchase activity under our share repurchase program and issuances of long-term debt in 2016.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion as of September 30, 2017, which amount increased by $500 million from December 31, 2016 due to an increase in the Amended Long-Term Facility entered into in the third quarter.  The facilities are geographically diverse and reflect the Company’s growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at September 30, 2017 or December 31, 2016.
For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Condensed Financial Statements.
Dividends
In April 2017, our Board of Directors approved a 10% increase in our quarterly dividend on our common stock to $1.10 per share from $1 per share.
Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2017, we had approximately $420 million outstanding under these agreements.
Repurchase Program
For additional information about our repurchase program, see Note 8 of the Notes to the Consolidated Condensed Financial Statements.
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 6 of the Notes to the Consolidated Condensed Financial Statements.
Grenfell Tower
On June 23, 2017, London’s Metropolitan Police Service released a statement that it had identified a Hotpoint-branded refrigerator as the initial source of the Grenfell Tower fire in West London, and that U.K. authorities were conducting an investigation to establish the cause of the incident.  The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool’s acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities and are in discussions with the U.K. regulator.  As the investigation into the Grenfell Tower incident and discussions with the regulator are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2017.
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
In May 2017, we filed a safeguard petition with the ITC to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries (South Korea, Mexico and China) covered by existing DOC antidumping duties.  In contrast to the country-specific antidumping remedy that the U.S. Government applied to Samsung and LG in South Korea, Mexico and China, a safeguard remedy can address imports from Samsung and LG from any country that causes injury to U.S. washer manufacturers.  In October 2017, the ITC determined increased washer imports were  a substantial cause of serious injury to the U.S. washer industry, and will make a remedy recommendation to the U.S. President to address past harm and prevent future injury.  We expect that the ITC will make its recommendation in the fourth quarter, and that the President will announce a remedy by early 2018.
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 11 of the Notes to the Consolidated Condensed Financial Statements.
Customer Contracts
We regularly negotiate with trade customers, including Sears Holdings Corporation, regarding supply arrangements for future periods.  In May 2017, consistent with our contractual obligations, we notified Sears of our intent to no longer supply Whirlpool branded products if an agreement on terms could not be reached within 180 days.  We proceeded to continue negotiations into the fourth quarter of 2017 and have not reached agreement on terms.  As a result, the Company currently intends to no longer supply Whirlpool branded products to Sears, effective October 27, 2017.  For the nine months ended September 30, 2017, these sales represented approximately 1% of consolidated net sales. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such decline through increased sales throughout our broad distribution network.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as updated in our subsequent quarterly reports on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. During the nine months ended September 30, 2017, we repurchased 3,087,801 shares under this share repurchase program at an aggregate purchase price of approximately $550 million. As of September 30, 2017, there were approximately $150 million in remaining funds authorized under this program, which has no expiration date.
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2017:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2017 through July 31, 2017	—	$—	—	$2,350
August 1, 2017 through August 31, 2017	937,500	173.14	937,500	2,188
September 1, 2017 through September 30, 2017	220,681	170.70	220,681	2,150
Total	1,158,181	$172.68	1,158,181
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1
Consent to Commitment Increase dated September 27, 2017 by and between Whirlpool Corporation and JPMorgan Chase Bank, N.A., as Administrative Agent, and form of consent by certain Financial Institutions

Exhibit 10.2
Request for Extension dated September 8, 2017 by the Company and form of consent to Extension dated September 27, 2017 by certain Financial Institutions to JPMorgan Chase Bank, N.A., as Administrative Agent

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 24, 2017