Form 10-K
period 2017-12-31
WHIRLPOOL CORP /DE/
filed 2018-02-13
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $13,656,775,240.
On February 9, 2018, the registrant had 70,688,134 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant's proxy statement for the 2018 annual meeting of stockholders (the "Proxy Statement")	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2017

PART I

ITEM 1.	BUSINESS

Our Company More than 100 years of delivering value one moment at a time

Whirlpool Corporation ("Whirlpool"), the number one major appliance manufacturer in the world, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 15 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. As of December 31, 2017, Whirlpool had net sales of approximately $21 billion and 92,000 employees.

As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries. The number one major appliance manufacturer in the world is based on most recently available publicly reported annual revenues among leading appliance manufacturers.
Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation. It drives our strategy that is centered around our product leadership, brand leadership, operating excellence and people excellence. Below are the key components of our strategic architecture.

Vision
The Best Branded Consumer Products... In Every Home Around The World

Mission
Create Demand and Earn Trust Every Day

Strategy
Product Leadership	Brand Leadership
Operating Excellence	People Excellence

Values
Respect ▪ Integrity ▪ Diversity & Inclusion ▪ Teamwork ▪ Spirit of Winning

Unique Global Position
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. For consumers, we deliver value through innovative, high-quality products that solve everyday problems. For our shareholders, we seek to deliver differentiated value through our four strategic pillars - global leading manufacturer, best brand portfolio, legacy of innovation and best cost position.

Global Leading Manufacturer	Best Brand Portfolio	Legacy of Innovation	Best Cost Position

Global Leading Manufacturer
We are the number one major appliance manufacturer in the world.
Our leading market position includes a balance of developed countries and emerging markets. As demand recovers in key emerging markets, we believe we are well positioned to benefit and convert this demand into profitable growth.
Best Brand Portfolio
We have the best brand portfolio in the industry, including seven brands with more than $1 billion in revenue.

We aim to position these desirable brands across many consumer segments. Our sales are led by our global brands, including Whirlpool and KitchenAid. Whirlpool is trusted throughout the world as a brand that delivers innovative care daily. Our KitchenAid brand brings a combination of innovation and design that inspires and fuels the passion of chefs, bakers and kitchen enthusiasts worldwide. These two brands are the backbone of our strategy to offer differentiated products that provide exceptional performance and desirable features while remaining affordable to consumers.
We also have a number of strong regional and local brands, including Maytag, Brastemp, Consul, Hotpoint*, Indesit, and Bauknecht. These brands add to our unmatched depth and breadth of appliance offerings and help us provide products that are tailored to local consumer needs and preferences.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Legacy of Innovation

Whirlpool Corporation has been responsible for a number of first-to-market innovations. From the first electric wringer washer in 1911, followed by the first residential stand mixer in 1919, to the first countertop microwave in 1967 and the first energy and water efficient top-load washer in 1998, we are proud of our legacy of innovation.

While we are proud of that legacy, we are also committed to innovating for a new generation of consumers. Our world-class innovation pipeline has accelerated over the last few years, driven by consistent innovation funding and a passionate culture of employees focused on bringing new technologies to market. This year, we launched more than 100 new products throughout the world, and we are committed to further accelerating our pace of innovation.

As the shift to digital continues, consumers are beginning to desire connected appliances which fit seamlessly into the larger home ecosystem. We are excited to bring new connected technologies to market, including scan-to-cook, voice control, and remote service diagnostics. Whether developed internally or with one of our many collaborators, we believe these digitally-enabled services will increasingly enhance the appliance experience for our consumers.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. We also produce hermetic compressors for refrigeration systems. The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:

cabrio
WHAT TO WASH
Mixed
Casuals
Whites
Delicates
Bulky/Sheets
:50
HOW TO WASH
Normal
Quick
Cold
Deep Water
ColorLast
Delay Start
End Beep
Steam Clean
Additives
Utility Tools
Temperature
Soil Level
Spin Speed
Extra Rinse
Presoak
Whirlpool
cabrio
WHAT TO DRY
Mixed
Casuals
Towels
Delicates
Bulky/Sheets
:43
HOW TO DRY
Normal
Sanitize
Gentle
Steam Refresh
Timed Dry
Static Reduce
End Beep
Damp Beep
Wrinkle Shield
Temperature
Dryness
EcoBoost
Whirlpool

Best Cost Position
As the number one major appliance manufacturer in the world, we have a cost benefit on everything we do based on scale, and are committed to a relentless focus on cost efficiency. Our global scale enables our local-for-local production model. We are focused on producing as efficiently as possible and at scale throughout the world.

As the global environment continues to change, we believe our strong capabilities for cost takeout allow us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure. For example, we are on a journey to reduce the complexity of our designs and product platforms. This initiative, among many others, will enable us to utilize increased modular production, improved scale in global procurement, and further streamline our day to day manufacturing operations.
We believe our cost position is clearly differentiated in the appliance industry and we are committed to even further improvement, creating strong levels of value for our shareholders, regardless of the external environment.
Value Creation Framework
Our long-term value creation framework is built upon the strong foundation we have in place: our industry-leading brand portfolio and robust product innovation pipeline, supported by our global operating platform and executed by our exceptional employees throughout the world. We measure these value-creation components by focusing on the following key metrics:

Profitable Growth	Margin Expansion	Cash Conversion

Innovation-fueled growth at or above the market	Drive cost and mix to grow profitability	Asset efficiency converts profitable growth to cash
3-5%	10%	5-6%
Annual Organic Net Sales Growth	EBIT Margin (by 2020)	FCF as % of Net Sales (by 2018)

	Net Sales	YoY Change	Net Earnings Available to Whirlpool (1)	Ongoing EBIT Margin (1)	Ongoing EBIT Margin YoY Change	Cash Provided by Operating Activities (1)	Free Cash Flow (1)	FCF as % of Net Sales
2017	$21.3B	2.6%	$350M	6.4%	(0.9)%	$1,264M	$707M	3.3%
2016	$20.7B	(0.8)%	$888M	7.3%	0.4%	$1,203M	$630M	3.0%
2015	$20.9B	5.1%	$783M	6.9%	0.0%	$1,225M	$620M	3.0%

(1) Net Earnings Available to Whirlpool and Cash Provided by Operating Activities are the most comparable GAAP measures to Ongoing EBIT Margin and Free Cash Flow, respectively, which are non-GAAP financial measures. For additional information and a reconciliation for these non-GAAP financial measures, see the Non-GAAP Financial Measures section in Management's Discussion and Analysis of this Form 10-K.
Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:

Fund the Business	Target
Capex / R&D	Capex: ~3.5% of net sales R&D: ~3% of net sales
Mergers & Acquisitions	Explore value-creating M&A to accelerate strategy

Return to Shareholders	Target
Dividends	25-30% of trailing 12-month earnings
Share Repurchase	Continued repurchasing
Targeted Capital Structure	Maintain strong investment grade rating
We remain confident in our ability to effectively manage our business regardless of the operating environment and expect to continue delivering long-term value for all of our shareholders.

Regional Business Summary

North America
•
In the United States, we market and distribute major home appliances and small domestic appliances primarily under the Whirlpool, Maytag, KitchenAid, Jenn-Air, Amana, Roper, Admiral, Affresh and Gladiator brand names primarily to retailers, distributors and builders.

•
In Canada, we market and distribute major home appliances primarily under the Admiral, Whirlpool, Maytag, Jenn-Air, Amana, Roper, Estate, Speed Queen and KitchenAid brand names.

•
In Mexico, we market and distribute major home appliances primarily under the Whirlpool, Maytag, Acros, KitchenAid and Supermatic brand names.

•
We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers' and retailers' respective brand names.

Europe, Middle East and Africa (EMEA)
•
In EMEA, we market and distribute our major home appliances primarily under the Whirlpool, Bauknecht, Ignis, Maytag, Laden, Indesit and Privileg brand names. We also market major home appliances and small domestic appliances under the KitchenAid, Hotpoint*, and Hotpoint-Ariston brand name.

•
We market and distribute a full line of products under the Whirlpool and KIC brand names in South Africa. We also market and distribute products under the Whirlpool, Bauknecht, Maytag, Indesit, Ariston, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East.

•
In addition to our operations in Western and Eastern Europe, Turkey and Russia, we have sales subsidiaries in Morocco and Dubai.

Latin America
•
In Latin America, we market and distribute our major home appliances and small domestic appliances primarily under the Consul, Brastemp, Whirlpool and KitchenAid brand names.

•
We manage sales and distribution through our local entities in Brazil, Argentina, Chile, Peru, Ecuador, Colombia and Guatemala.

•
We also serve the countries of Bolivia, Paraguay, Uruguay, Venezuela, and certain Caribbean and Central America countries, where we manage appliances sales and distribution through accredited distributors.

•
Our Latin America operations also produce hermetic compressors for refrigeration systems.

Asia
•
In Asia, we have organized the marketing and distribution of our major home appliances and small domestic appliances into five operating groups.

•
These five groups are: (1) mainland China; (2) Hong Kong and Taiwan; (3) India, which includes Bangladesh, Sri Lanka, Nepal and Pakistan; (4) Oceania, which includes Australia, New Zealand and Pacific Islands; and (5) Southeast Asia, which includes Thailand, Singapore, Malaysia, Indonesia, Vietnam, the Philippines, Korea, Myanmar and Japan.

•
We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Amana, Bauknecht, Jenn-Air, Diqua, and Royalstar brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Competition
Competition in the major home appliance industry is intense, including competitors such as Arcelik, Bosch Siemens, Electrolux, Haier, Kenmore, LG, Mabe, Midea, Panasonic and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase preferences towards e-commerce and other channels.  Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product and service offerings, expanding our regional footprint and trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
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
Research and Development
Expenditures for research and development relating to new and innovative products and the improvement of existing products were approximately $596 million, $604 million and $579 million in 2017, 2016 and 2015, respectively.
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
The most important trademarks to Latin America are Consul, Brastemp, Whirlpool and KitchenAid. The most important trademarks to Asia are Whirlpool and Royalstar. We receive royalties from licensing our trademarks to third parties to manufacture, sell and service certain products bearing the Whirlpool, Maytag, KitchenAid, Amana and Bauknecht brand names. We continually apply for and obtain United States and foreign patents. The primary purpose in obtaining patents is to protect our designs and technologies.
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
We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2017 and is not expected to be material in 2018.
The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter government energy and environmental standards. These standards have been and continue to be phased in over the past several years and include the general phase-out of ozone-depleting chemicals used in refrigeration, and energy and related standards for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions and mandated recycling of our products at the end of their useful lives. Compliance with these various standards, as they become effective, will require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.

Whirlpool participates in environmental assessments and cleanup at a number of locations globally. These include operating and non-operating facilities, previously owned properties and waste sites, including "Superfund" (under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. However, based upon our evaluation of the facts and circumstances relating to these sites along with the evaluation of our technical consultants, we do not presently anticipate any material adverse effect on our financial statements arising out of the resolution of these matters or the resolution of any other known governmental proceeding regarding environmental protection matters.
Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
For certain other financial information concerning our business segments and foreign and domestic operations, see Note 13 to the Consolidated Financial Statements.
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 11 to the Consolidated Financial Statements.
Executive Officers of the Registrant
The following table sets forth the names and ages of our executive officers on February 13, 2018, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Jeff M. Fettig	Director, Executive Chairman of the Board	1994	60
Marc R. Bitzer	Director, President and Chief Executive Officer	2006	53
James W. Peters	Executive Vice President and Chief Financial Officer	2016	48
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	54
Esther Berrozpe Galindo	Executive Vice President and President, Whirlpool EMEA	2013	48
Joseph T. Liotine	Executive Vice President and President, Whirlpool North America	2014	45
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2018 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years.
Available Information
Financial results and investor information (including Whirlpool's Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool's website: investors.whirlpoolcorp.com. Copies of our Form 10-K, 10-Q, and 8-K reports and amendments, if any, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS
This report contains statements referring to Whirlpool that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements.

We have listed below the most significant strategic, operational, financial, and legal and compliance risks relating to our business.
STRATEGIC RISKS
We face intense competition in the major home appliance industry and failure to successfully compete could negatively affect our business and financial performance.
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as Arcelik, Bosch Siemens, Electrolux, Haier, Kenmore, LG, Mabe, Midea, Panasonic and Samsung are large, well-established companies, many ranking among the Global Fortune 150, and have demonstrated a commitment to global success. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, performance, innovation, reputation, energy efficiency, quality, cost, distribution, and financial incentives, such as cooperative advertising, co-marketing funds, sales person incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply and/or highly protected home marketplaces outside the United States, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the shifting of consumer purchasing practices towards e-commerce and other channels. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of, or substantial decline in, sales to any of our key trade customers, major buying groups, and builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers. As the trade customers continue to become larger, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our liquidity, financial position and results of operations.
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

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts or comments about us on social networking and other websites that spread rapidly through such forums could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

An inability to effectively execute and manage our business objectives could adversely affect our financial performance.
The highly competitive nature of our industry requires that we effectively execute and manage our business objectives including our global operating platform initiative. Our global operating platform initiative aims to reduce costs, expand margins, drive productivity and quality improvements, accelerate our rate of innovation, generate free cash flow and drive shareholder value. Our inability to effectively control costs and drive productivity improvements could affect our profitability. In addition, our inability to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating and appropriately reacting to changes in customer preferences, including the shifting of consumer purchasing practices towards e-commerce and other channels, and on successful new product and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing environments.
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

From time to time, we make strategic acquisitions, investments and participate in joint ventures. For example, we acquired Indesit and a majority interest in Hefei Sanyo in the fourth quarter of 2014. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We may encounter difficulties in integrating acquisitions with our operations, applying our internal control processes to these acquisitions, and managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. For example, in 2017, we recorded an adjustment primarily for trade promotion accruals by our China business, and took certain actions as a result of our review of the conduct and processes involved. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential acquisition includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities or costs associated with any quality issues with an acquisition target's legacy products.

Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us or our compliance policies, which non-compliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target's violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. In addition, our recent and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations.

Risks associated with our international operations may decrease our revenues and increase our costs.

For the year ended December 31, 2017, international operations represent approximately 52% of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales for the foreseeable future. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

•	Political, legal, and economic instability and uncertainty

•	Foreign currency exchange rate fluctuations

•	Changes in foreign tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations of tax laws

•	Changes in diplomatic and trade relationships, including sanctions resulting from the current political situation in countries in which we do business

•	Inflation and/or deflation

•	Changes in foreign country regulatory requirements

•	Various import/export restrictions and disruptions and the availability of required import/export licenses

•	Imposition of tariffs and other trade barriers

•
Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations and anti-money laundering, such as the FCPA, and antitrust laws

•	Labor disputes and work stoppages at our operations and suppliers

•	Government price controls

•	The inability to collect accounts receivable

•	Limitations on the repatriation or movement of earnings and cash

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

We depend on information technology to improve the effectiveness of our operations and to interface with our customers, consumers and employees, as well as to maintain financial accuracy and efficiency. Our business processes and data sharing across functions, suppliers, and vendors is dependent on information technology integration. The failure of any systems, whether internal or third-party, during normal operation, system upgrades, implementations, or connections, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other financial and business disruptions, or the loss of or damage to intellectual property and the personally identifiable data of consumers and employees.

In addition, we have outsourced certain information technology support services and administrative functions, such as system application maintenance and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively, we may not achieve the expected cost savings and may incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property and personally identifiable information through system compromise, or harm employee morale.

Our information systems, or those of our third-party service providers, could also be impacted by inappropriate or mistaken activity of parties intent on extracting or corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could impact our customers, consumers, employees, third-parties and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.

Product-related liability or product recall costs could adversely affect our business and financial performance.

We may be exposed to product-related liabilities, which in some instances may result in product redesigns, product recalls, or other corrective action. In addition, any claim, product recall or other corrective action that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our business, financial condition, or results of operations. We maintain product liability insurance, but it may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. We may also be involved in certain class action and other litigation, for which no insurance is available. A cost effective market for product recall insurance may not exist, so any product recall we initiate could have a significant impact on our operating results and/or cash flows.

We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating a limited number of potential quality and safety issues, and as appropriate, we undertake to effect repair or replacement of appliances. Actual costs of these and any future issues depend upon several factors, including the number of consumers who respond to a particular recall, repair and administrative costs, whether the cost of any corrective action is borne by us or the supplier, and, if borne by us, whether we will be successful in recovering our costs from the supplier. The actual costs incurred as a result of these issues and any future issues could have a material adverse effect on our business, financial condition or results of operations.

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

We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly professionals with experience in our business and operations and the home appliance industry. We cannot be sure that any of these individuals will continue to be employed by us. In the case of talent losses, significant time is required to hire, develop and train skilled replacement personnel. An inability to hire, develop, transfer retained knowledge, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products to market or impairing the success of our operations.

A deterioration in labor relations could adversely impact our global business.

As of December 31, 2017, we had approximately 92,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, which generally have four to five year terms, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all, all of which may also have a material adverse effect on our business, financial condition, or results of operations.
FINANCIAL RISKS

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our operating results.

The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations due to supply/demand trends, transportation costs, labor costs, government regulations (such as conflict mineral provisions) and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. For example, we experienced significant raw material inflation during 2017, which negatively impacted our operating results. Significant increases in these and other costs now and in the future could have a material adverse effect on our operating results.

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

Goodwill and indefinite-life intangible asset impairment charges may adversely affect our operating results.

We have a substantial amount of goodwill and indefinite-life intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergistic benefits available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We may be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial condition and results of operations.

Impairment of long-lived assets may adversely affect our operating results

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial condition and results of operations.

We face inventory valuation risk.

We write down product and component inventories that have become obsolete or do not meet anticipated demand or net realizable value. No assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory related charges. Such charges could negatively affect our financial condition and operating results.

We are exposed to risks associated with the uncertain global economy.

Uncertain and changing economic conditions within our regions, along with national debt and fiscal concerns in various regions and government austerity measures, are posing challenges to the industry in which we operate. A number of economic factors, including gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, currency controls, inflation and deflation, generally affect demand for our products.

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

We have both funded and unfunded defined benefit pension plans that cover certain employees around the world. We also have unfunded postretirement health care benefit plans for eligible retired employees. The Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code, as amended, govern the funding obligations for our U.S. pension plans, which are our principal pension plans. Our U.S. defined benefit plans were frozen on or before December 31, 2006 for substantially all participants. Since 2007, U.S. employees have been eligible for an enhanced employer contribution under Whirlpool's defined contribution (401(k)) plan.

As of December 31, 2017, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $1.4 billion, including $1.0 billion of which was attributable to pension plans and $0.4 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions. These assumptions include discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.

We are subject to a variety of litigation and legal compliance risks relating to, among other things, products, intellectual property rights, income and non-income taxes, environmental matters, corporate matters, commercial matters, competition laws and distribution, marketing and trade practices, anti-bribery, anti-corruption, energy regulations, financial regulations and employment and benefit matters. For example, we are currently disputing certain income and non-income tax related assessments issued by the Brazilian authorities (see Notes 5 and 12 to the Consolidated Financial Statements for additional information on these matters). Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial position, liquidity, or results of operations in any particular reporting period. Results of such proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost effectively available. Regardless of merit, such proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties.

We are subject to various federal, foreign and state laws, including antitrust and product-related laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial position, liquidity and results of operations.

Changes in the legal and regulatory environment, including changes in taxes and tariffs, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities. In addition, we incur and will continue to incur capital and other expenditures to comply with various laws and regulations, especially relating to protection of the environment, human health and safety and energy efficiency. These types of costs could adversely affect our financial performance. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply with various laws and regulations, including environmental regulations. Cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect us.

Additionally, as a global company based in the United States, we are exposed to the impact of U.S. tax changes, especially those that affect the effective corporate income tax rate. In addition to the changes recently enacted in the Tax Cuts and Jobs Act, the U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act; however, in certain cases the Company has made a reasonable estimate of the effects on its existing deferred tax balances and impact of the one-time Transition Tax. The tax expense recognized represents the Company's best estimate of the impact of the Tax Cuts and Jobs Act. During 2018, the Company will continue to refine the calculations related to both provisional amounts as it gains a more thorough understanding of the tax law, and certain aspects of the Tax Cuts and Jobs Act are clarified by the taxing authorities. These regulatory changes could significantly impact our business and financial performance. For additional information about our consolidated tax provision, see Note 12 to the Consolidated Financial Statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2017, our principal manufacturing operations were carried on at 43 locations in 15 countries worldwide. We occupied a total of approximately 86.4 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 42.3 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.
The Company's principal manufacturing sites by operating segment were as follows:

Operating Segment	North America	Europe, Middle East and Africa	Latin America	Asia
Manufacturing Locations	13	14	10	6

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 5 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. As of February 9, 2018, the number of holders of record of Whirlpool common stock was approximately 9,904.
Quarterly market and dividend information can be found in Note 14 to the Consolidated Financial Statements.
On April 18, 2016, our Board of Directors authorized a share repurchase program of up to $1 billion. For the year ended December 31, 2017, we repurchased 4,010,000 shares at an aggregate purchase price of approximately $700 million under this program. As of December 31, 2017, there were no remaining funds authorized under this program.
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion. For the year ended December 31, 2017, we repurchased 305,500 shares at an aggregate purchase price of approximately $50 million under this program. At December 31, 2017, there were approximately $1.95 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2017:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2017 through October 31, 2017	370,200	$161.99	370,200	$2,090
November 1, 2017 through November 30, 2017	857,499	163.37	857,499	1,950
December 1, 2017 through December 31, 2017	—	—	—	$1,950
Total	1,227,699	$162.95	1,227,699

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2017	2016	2015	2014	2013
CONSOLIDATED OPERATIONS
Net sales	$21,253	$20,718	$20,891	$19,872	$18,769
Restructuring costs	275	173	201	136	196
Depreciation and amortization	654	655	668	560	540
Operating profit	1,136	1,368	1,242	1,216	1,267
Earnings before income taxes and other items	887	1,114	1,031	881	917
Net earnings	337	928	822	692	849
Net earnings available to Whirlpool	350	888	783	650	827
Capital expenditures	684	660	689	720	578
Dividends paid	312	294	269	224	187
Repurchase of common stock	750	525	250	25	350
CONSOLIDATED FINANCIAL POSITION
Current assets	$7,930	$7,339	$7,325	$8,098	$7,022
Current liabilities	8,505	7,662	7,744	8,403	6,794
Accounts receivable, inventories and accounts payable, net	856	918	746	778	548
Property, net	4,033	3,810	3,774	3,981	3,041
Total assets	20,038	19,153	19,010	20,002	15,544
Long-term debt	4,392	3,876	3,470	3,544	1,846
Total debt(1)	5,218	4,470	3,998	4,347	2,463
Whirlpool stockholders' equity	4,198	4,773	4,743	4,885	4,924
PER SHARE DATA
Basic net earnings available to Whirlpool	$4.78	$11.67	$9.95	$8.30	$10.42
Diluted net earnings available to Whirlpool	4.70	11.50	9.83	8.17	10.24
Dividends	4.30	3.90	3.45	2.88	2.38
Book value(2)	56.42	61.82	59.54	61.39	60.97
Closing Stock Price—NYSE	168.64	181.77	146.87	193.74	156.86
KEY RATIOS
Operating profit margin	5.3%	6.6%	5.9%	6.1%	6.8%
Pre-tax margin(3)	4.2%	5.4%	4.9%	4.4%	4.9%
Net margin(4)	1.6%	4.3%	3.7%	3.3%	4.4%
Return on average Whirlpool stockholders' equity(5)	7.8%	18.7%	16.3%	13.3%	18.0%
Return on average total assets(6)	1.8%	4.7%	4.0%	3.7%	5.3%
Current assets to current liabilities	0.9	1.0	0.9	1.0	1.0
Total debt as a percent of invested capital(7)	50.4%	43.8%	41.3%	42.9%	33.0%
Price earnings ratio(8)	35.9	15.8	14.9	23.7	15.3
OTHER DATA
Common shares outstanding (in thousands):
Average number-on a diluted basis	74,400	77,211	79,667	79,578	80,761
Year-end common shares outstanding	70,646	74,465	77,221	77,956	77,417
Year-end number of stockholders	9,960	10,528	10,663	11,225	11,889
Year-end number of employees	92,000	93,000	97,000	100,000	69,000
Five-year annualized total return to stockholders(9)	13.0%	33.6%	13.0%	22.0%	34.0%

(1)    Total debt includes notes payable and current and long-term debt.
(2)    Total Whirlpool stockholders' equity divided by average number of shares on a diluted basis.
(3)    Earnings (loss) before income taxes, as a percent of net sales.
(4)    Net earnings available to Whirlpool, as a percent of net sales.
(5)    Net earnings available to Whirlpool, divided by average Whirlpool stockholders' equity.
(6)    Net earnings available to Whirlpool, divided by average total assets.
(7)    Total debt divided by total debt and total stockholders' equity.
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
OVERVIEW
Whirlpool Corporation delivered record revenues and the second highest year ever in terms of ongoing earnings per share in 2017. These results were solid, but we committed to delivering better results, and the challenges we faced caused us to revise our outlook throughout the year.
We experienced significant raw material inflation during the year, particularly resins, which turned into a $600 million challenge for 2017 and 2018 combined. Our results were also impacted by slow progress on European and China integration activities. These two combined factors led to a performance shortfall against our targets.
To offset these challenges, we have taken strong and decisive actions. We implemented cost-based price increases across the majority of our business effective early 2018, and have committed to a net fixed cost reduction of $150 million, which is already over 80 percent implemented. We firmly believe these are the right actions and that we have the right strategy to deliver improved performance in 2018 and our long-term goals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2017	Better/(Worse)	2016	Better/(Worse)	2015
Units (in thousands)	71,704	—%	71,692	2.0%	70,272
Net sales	$21,253	2.6	$20,718	(0.8)	$20,891
Gross margin	3,602	(2.2)	3,692	0.9	3,660
Selling, general and administrative	2,112	(1.5)	2,080	2.8	2,143
Restructuring costs	275	(58.9)	173	13.9	201
Interest and sundry (income) expense	87	6.5	93	nm	46
Interest expense	162	(0.7)	161	2.4	165
Income tax expense	550	nm	186	11.3	209
Net earnings available to Whirlpool	350	(60.6)	888	13.4	783
Diluted net earnings available to Whirlpool per share	$4.70	(59.1)%	$11.50	17.0%	$9.83
nm: not meaningful
Consolidated net sales for 2017 increased 2.6% compared to 2016, primarily driven by favorable impacts from product price/mix and foreign currency. Excluding the impact of foreign currency, consolidated net sales for 2017 increased 1.5% compared to 2016. Consolidated net sales for 2016 decreased 0.8% compared to 2015 primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by higher unit volumes. Excluding the impact of foreign currency, consolidated net sales for 2016 increased 1.6% compared to 2015.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The chart below summarizes the balance of net sales by operating segments for 2017, 2016 and 2015, respectively.
The consolidated gross margin percentage for 2017 decreased to 16.9% compared to 17.8% in 2016, primarily driven by unfavorable impacts from raw material inflation across all regions and product price/mix in the EMEA region, partially offset by cost productivity and restructuring benefits. The consolidated gross margin percentage for 2016 increased to 17.8% compared to 17.5% in 2015, primarily due to ongoing cost productivity and acquisition synergies, unit volume growth, and benefits from cost and capacity-reduction initiatives, partially offset by the unfavorable impacts from product price/mix and foreign currency.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

North America

Following are the results for the North America region:

2017 compared to 2016
Units sold for 2017 increased 4.8% compared to 2016.
2016 compared to 2015
Units sold for 2016 increased 7.7% compared to 2015.

2017 compared to 2016
Net sales for 2017 increased 4.6% compared to 2016 primarily driven by unit volume growth. Excluding the impact of foreign currency, net sales increased 4.5% in 2017 compared to the same period in 2016.
2016 compared to 2015
Net sales for 2016 increased 3.9% compared to 2015 primarily due to unit volume growth, partially offset by unfavorable impacts from product price/mix and foreign currency. Excluding the impact of foreign currency, net sales increased 5.0% in 2016.

2017 compared to 2016
Gross margin percentage for 2017 decreased compared to 2016 primarily driven by an unfavorable impact from raw material inflation, partially offset by unit volume growth and favorable cost productivity.
2016 compared to 2015
Gross margin percentage increased compared to 2015 primarily due to the reclassification of certain components of net periodic benefit cost for pension and postretirement benefits, unit volume growth, ongoing cost productivity, partially offset by unfavorable product price/mix, recognition of postretirement-benefit curtailment gains in 2015 and foreign currency.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

EMEA
Following are the results for the EMEA region:

2017 compared to 2016
Units sold for 2017 decreased 6.8% compared to 2016.
2016 compared to 2015
Units sold for 2016 decreased 1.9% compared to 2015.

2017 compared to 2016
Net sales for 2017 decreased 5.2% compared to 2016 primarily driven by unit volume declines, partially offset by a favorable impact from foreign currency. Excluding the impact of foreign currency, net sales decreased 6.8% in 2017.
2016 compared to 2015
Net sales for 2016 decreased 8.1% compared to 2015, primarily due to unfavorable impacts from foreign currency, product price/mix and unit volume declines. Excluding the impact of foreign currency, net sales decreased 4.3% in 2016.

2017 compared to 2016

Gross margin percentage for 2017 decreased compared to 2016 primarily driven by unfavorable impacts from product price/mix, unit volume declines and raw material inflation, partially offset by cost productivity and restructuring benefits.

2016 compared to 2015
Gross margin percentage for 2016 remained flat compared to 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Latin America

Following are the results for the Latin America Region:

2017 compared to 2016
Units sold for 2017 increased 1.9% compared to 2016.
2016 compared to 2015
Units sold for 2016 decreased 11.5% compared to 2015.

2017 compared to 2016
Net sales for 2017 increased 7.2% compared to 2016 primarily driven by favorable impacts from foreign currency, unit volume growth, product price/mix and the sale and monetization of certain tax credits. Excluding the impact of foreign currency, net sales increased 3.2% in 2017.
2016 compared to 2015
Net sales for 2016 decreased 4.7% compared to 2015 primarily due to unit volume declines and unfavorable impacts from foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 1.5% in 2016.

2017 compared to 2016
Gross margin percentage for 2017 increased compared to 2016 primarily driven by favorable cost productivity and the sale and monetization of certain tax credits, partially offset by unfavorable raw material inflation.
2016 compared to 2015
Gross margin percentage for 2016 increased compared to 2015 primarily due to favorable product price/mix and benefits from cost and capacity reduction initiatives, partially offset by unit volume declines due to the weakened demand environment in Brazil.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Asia
Following are the results of the Asia region:

2017 compared to 2016
Units sold for 2017 increased 1.4% compared to 2016.
2016 compared to 2015
Units sold for 2016 increased 12.3% compared to 2015.

2017 compared to 2016
Net sales for 2017 increased 3.0% compared to 2016 primarily driven by favorable impacts from product price/mix and unit volume growth. Excluding the impact of foreign currency, Asia net sales increased by 2.9% in 2017.
2016 compared to 2015
Net sales for 2016 increased 0.5% compared to 2015 primarily due to unit volume growth, partially offset by unfavorable impacts from product price/mix and foreign currency. Excluding the impact of foreign currency, Asia net sales increased 5.4% in 2016.

2017 compared to 2016
Gross margin percentage decreased in 2017 compared to 2016, primarily driven by unfavorable raw material inflation, partially offset by restructuring benefits, favorable cost productivity, unit volume growth and favorable impact of Chinese government incentives. Additionally, gross margin also includes an adjustment primarily related to trade promotion accruals in prior periods.
2016 compared to 2015
Asia gross margin percentage decreased in 2016, compared to 2015, primarily due to unfavorable product price/mix and increased investments in marketing, technology and products, partially offset by unit volume growth and benefits from ongoing cost productivity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by operating segment:

	December 31,
Millions of dollars	2017	As a % of Net Sales	2016	As a % of Net Sales	2015	As a % of Net Sales
North America	$795	6.8%	$783	7.0%	$780	7.3%
EMEA	556	11.4	577	11.2	601	10.7
Latin America	331	9.7	304	9.5	314	9.4
Asia	240	16.3	216	15.2	226	16.0
Corporate/other	190	—	200	—	222	—
Consolidated	$2,112	9.9%	$2,080	10.0%	$2,143	10.3%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2017 remained flat compared to 2016. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2016 decreased compared to 2015, reflecting the favorable impact of acquisition synergies, partially offset by foreign currency.
Restructuring
We incurred restructuring charges of $275 million, $173 million and $201 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the full year 2018, we expect to incur up to $200 million of restructuring charges, which should result in ongoing substantial cost reductions.
For additional information about restructuring activities, see Note 11 to the Consolidated Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $87 million, $93 million and $46 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Interest and sundry (income) expense decreased $6 million in 2017 compared to 2016, primarily due to a favorable impact from foreign currency. During 2016, interest and sundry (income) expense increased $47 million compared to 2015, primarily due to the reclassification of certain components of net periodic benefit cost for pension and postretirement benefits.
For additional information about the retrospective presentation and impact of net periodic benefit cost, see Note 1 to the Consolidated Financial Statements.
Interest Expense
Interest expenses were $162 million, $161 million and $165 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense increased by $1 million in 2017 compared to 2016. This was primarily due to higher average long-term debt balances. During 2016, interest expense decreased by $4 million compared to 2015. This was a result of lower average interest rates on long-term debt, offset by higher average long-term debt balances.
Income Taxes
Income tax expenses were $550 million, $186 million and $209 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in tax expense in 2017 compared to 2016 is primarily due to the one-time charge of approximately $420 million as result of the enactment of the Tax Cuts and Jobs Act, including the impact from a reduced tax rate on the valuations of deferred tax assets, the one-time deemed repatriation tax and other related items. Excluding the impact from tax reform, the decrease in tax expense compared to 2016 is primarily due to increased tax planning benefits. The decrease in tax expense in 2016 compared to 2015 is primarily due to favorable audits and settlements and tax planning resulting in valuation allowance releases, partially offset by higher pre-tax earnings.
For additional information about our consolidated tax provision, see Note 12 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2018 full-year tax rate in the mid 20's. We currently estimate earnings per diluted share and industry demand for 2018 to be within the following ranges:

	2018
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2018	$12.45	—	$13.45
Including:
Restructuring Expense	$(2.76)
Income Tax Impact	$0.71

Industry demand
North America (1)	2%	—	3%
EMEA	1%	—	2%
Latin America (2)	1%	—	2%
Asia	2%	—	4%
(1) Reflects industry demand in the United States.
(2) Reflects industry demand in Brazil.
For the full-year 2018, we expect to generate cash from operating activities of $1.7 billion to $1.8 billion and free cash flow of approximately $1.0 billion to $1.1 billion, including primarily acquisition related restructuring cash outlays of up to $300 million, pension contributions of $34 million and, with respect to free cash flow, capital expenditures of approximately $675 million.
The table below reconciles projected 2018 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by continuing operations less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Hefei Sanyo in 2014 and which are used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

	2018
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,675	—	$1,775
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	~ (675)
Free cash flow	$1,000	—	$1,100
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding currency

•	Ongoing net sales

•	Free cash flow
Ongoing measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin is calculated by dividing ongoing EBIT by ongoing net sales. Ongoing net sales for the twelve months ended December 31, 2017 excludes $32 million primarily related to an adjustment for trade promotion accruals in prior periods. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Management believes that free cash flow provides investors and stockholders with a relevant measure of liquidity and a useful basis for assessing the Company's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These ongoing financial measures should not be considered in isolation or as a substitute for reported net earnings available to Whirlpool, net sales, and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2017	2016	2015
Net earnings available to Whirlpool	$350	$888	$783
Net earnings (loss) available to noncontrolling interests	(13)	40	39
Income tax expense	550	186	209
Interest expense	162	161	165
Earnings before interest & taxes	$1,049	$1,275	$1,196
Restructuring expense	275	173	201
Out-of-period adjustment	40	—	—
Legacy product warranty and liability expense	—	(23)	42
Acquisition related transition costs	—	86	64
Benefit plan curtailment gain	—	—	(62)
Gain related to a business investment	—	—	(46)
Pension settlement charges	—	—	15
Antitrust and dispute resolutions	—	—	35
Ongoing EBIT	$1,364	$1,511	$1,445

Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2017	2016	2015
Cash provided by operating activities	$1,264	$1,203	$1,225
Capital expenditures, proceeds from sale of assets/businesses and change in restricted cash	(557)	(573)	(605)
Free cash flow	$707	$630	$620
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. We avoid concentrations of debt and reduce liquidity risk by diversifying the maturity structure. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, providing return to shareholders and potential acquisitions.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, funding pension plans and returns to shareholders. We also have $376 million of term debt maturing in the next twelve months, and are currently evaluating our options, which may include repayment through refinancing, free cash flow generation, or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, and derivative counterparty banks regularly, and take certain action to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
As of December 31, 2017, we had cash or cash equivalents greater than 1% of our consolidated assets in China and Brazil, which represented 2.7% and 1.1%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America. We continue to monitor general financial instability and uncertainty globally.
The Company had cash and cash equivalents of approximately $1.2 billion at December 31, 2017, of which substantially all was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
Sources and Uses of Cash
We met our cash needs during 2017 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash and cash equivalents at December 31, 2017 increased $111 million compared to the same period in 2016.
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2017 are discussed below:
Cash Flow Summary

Millions of dollars	2017	2016	2015
Cash provided by (used in):
Operating activities	$1,264	$1,203	$1,225
Investing activities	(655)	(588)	(681)
Financing activities	(553)	(278)	(707)
Effect of exchange rate changes	55	(24)	(91)
Net increase (decrease) in cash and cash equivalents	$111	$313	$(254)
Cash Flows from Operating Activities
The increase in cash provided by operating activities during 2017 is primarily driven by effective credit management, improvement in working capital and lower cash expenditures related to legacy product corrective action, partially offset by lower net earnings.
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
Cash Flows from Investing Activities
The increase in cash used in investing activities during 2017 primarily reflects an increase in capital expenditures, the net impact of purchases and proceeds related to held to maturity securities and investment in related businesses.
In June 2016, Whirlpool China Co., Ltd. ("Whirlpool China"), our majority-owned indirect subsidiary, entered into an agreement to return land use rights for land now occupied by two Whirlpool China plants in Hefei, China to a division of the Hefei municipal government.  The aggregate price for the return of land use rights was approximately RMB 687 million (approximately $103 million as of June 27, 2016). Whirlpool China received RMB 280 million (approximately $42 million) in 2016 and we received payments totaling RMB 280 million in 2017, with the remainder to be paid in 2018. The remaining balance is RMB 127 million (approximately $19 million as of December 31, 2017).
Cash Flows from Financing Activities
The increase in cash used in financing activities during 2017 primarily reflects share repurchase activity, repayments of long-term debt and dividend payments, partially offset by net proceeds from long-term and short-term debt. Cash used in financing activities during 2016 primarily reflects share repurchase activity and repayments of long-term debt. Cash used in financing activities during 2015 primarily reflects share repurchase activity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Whirlpool Subsidiary Share Repurchase

On July 12, 2016, Whirlpool S.A. ("WHR SA") and Brasmotor S.A. ("BMT"), both majority-owned indirect subsidiaries of Whirlpool Corporation, issued public announcements in Brazil reporting that Whirlpool do Brasil Ltda., the controlling shareholder of both WHR SA and BMT, intended to acquire the outstanding common and preferred shares of WHR SA and BMT by means of tender offers for the publicly-held shares. At that time, Whirlpool do Brasil Ltda. and other Whirlpool entities held 99.20% of the common and 95.68% of the preferred shares of WHR SA and 99.40% of the common and 93.55% of the preferred shares of BMT. The tender offers were launched in November 2016 and concluded in December 2016. The offer for BMT was successful and the squeeze-out was completed in January 2017 at a total cost of approximately $31 million. The WHR SA tender offer was abandoned because the minimum number of interested minority shareholders was not obtained.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion as of December 31, 2017, which increased by $500 million from December 31, 2016 due primarily to an increase under the Amended Long-Term Facility entered into during the third quarter of 2017.  The facilities reflect the Company's growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at December 31, 2017 and 2016, respectively.
For additional information about our financing arrangements, see Note 4 to the Consolidated Financial Statements.
Dividends
In April 2017, our Board of Directors approved a 10% increase in our quarterly dividend on our common stock to $1.10 per share from $1 per share.
Repurchase Program
For additional information about our repurchase program, see Note 9 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2018	2019 & 2020	2021 & 2022	Thereafter
Long-term debt obligations(1)	$6,227	$506	$1,091	$792	$3,838
Operating lease obligations	976	222	341	194	219
Purchase obligations(2)	614	179	278	112	45
United States & Foreign pension plans(3)	752	52	125	150	425
Other postretirement benefits(4)	310	41	76	63	130
Legal settlements(5)	7	7	—	—	—
Total(6)	$8,886	$1,007	$1,911	$1,311	$4,657

(1)	Interest payments related to long-term debt are included in the table above. For additional information about our financing arrangements, see Note 4 to the Consolidated Financial Statements.

(2)	Purchase obligations include our "take-or-pay" contracts with materials vendors and minimum payment obligations to other suppliers.

(3)
Represents the minimum contributions required for foreign and domestic pension plans based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2017. Management may elect to contribute amounts in addition to those required by law. See Note 6 to the Consolidated Financial Statements for additional information.

(4)	Represents our portion of expected benefit payments under our retiree healthcare plans.

(5)	For additional information regarding legal settlements, see Note 5 to the Consolidated Financial Statements.

(6)
This table does not include credit facility and commercial paper borrowings. For additional information about short-term borrowings, see Note 4 to the Consolidated Financial Statements. This table does not include future anticipated income tax settlements; see Note 12 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. As of December 31, 2017 and 2016, we had approximately $407 million and $327 million outstanding under these agreements, respectively.
For additional information about our off-balance sheet arrangements, see Note 5 to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. We periodically evaluate these estimates and assumptions, which are based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates.
Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the costs of future benefits and attributing the cost over the employee's expected period of employment. The determination of our obligation and expense for these costs requires the use of certain assumptions. Those key assumptions include the discount rate, expected long-term rate of return on plan assets, life expectancy, and health care cost trend rates. These assumptions are subject to change based on interest rates on high quality bonds, stock and bond markets and medical cost inflation, respectively. Actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and accrued liability in such future periods. While we believe that our assumptions are appropriate given current economic conditions and actual experience, significant differences in results or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and related future expense.
Our pension and other postretirement benefit obligations at December 31, 2017 and preliminary retirement benefit costs for 2018 were prepared using the assumptions that were determined as of December 31, 2017. The following table summarizes the sensitivity of our December 31, 2017 retirement obligations and 2018 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2018 Expense	PBO/APBO* for 2017
United States Pension Plans
Discount rate	+/-50bps	$ 1/(0)	$ (183)/209
Expected long-term rate of return on plan assets	+/-50bps	(13)/13	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	1/(1)	(14)/15
Health care cost trend rate	+/-100bps	–	–

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans.
These sensitivities may not be appropriate to use for other years' financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 6 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Income Taxes
We estimate our income taxes in each of the taxing jurisdictions in which we operate. This involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing expenses, for tax and accounting purposes. These differences may result in deferred tax assets or liabilities, which are included in our Consolidated Balance Sheets. We are required to assess the likelihood that deferred tax assets, which include net operating loss carryforwards, general business credits and deductible temporary differences, that are expected to be realizable in future years. Realization of our net operating loss and general business credit deferred tax assets is supported by specific tax planning strategies and, where possible, considers projections of future profitability. If recovery is not more likely than not, we provide a valuation allowance based on estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. If future taxable income is lower than expected or if tax planning strategies are not available as anticipated, we may record additional valuation allowances through income tax expense in the period such determination is made. Likewise, if we determine that we are able to realize our deferred tax assets in the future in excess of net recorded amounts, an adjustment to the deferred tax asset will benefit income tax expense in the period such determination is made.
As of December 31, 2017 and 2016, we had total deferred tax assets of $2.9 billion and $3.2 billion, respectively, net of valuation allowances of $178 million and $150 million, respectively. Our income tax expense has fluctuated considerably over the last five years from $68 million in 2013 to $550 million in the current year. The tax expense has been influenced primarily by U.S. energy tax credits, foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Notes 1, 5 and 12 to the Consolidated Financial Statements.
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
As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit. These dryer production platforms were developed prior to Whirlpool's acquisition of Indesit in October 2014. This led to Indesit reporting the issue to regulatory authorities for consideration. These discussions determined that corrective action of the affected dryers was required. Whirlpool has implemented modifications at the point of manufacture to ensure that dryers produced after October 2015 are not affected by this issue. An outreach and service campaign was undertaken to modify dryers that have already been sold. Such dryers were manufactured between April 2004 and October 2015 and sold in the UK and other countries in the EMEA region under the Hotpoint* and Indesit brand names, as well as various other brands owned by other manufacturers, distributors and retailers whose products Indesit produced.
During the third quarter of 2017, the corrective action was substantially complete and any remaining charges related to the action will be recorded under product warranty. In the twelve months ended December 31, 2017, Whirlpool had $61 million of cash settlements made related to the corrective action.
For additional information about the legacy product corrective action, see Note 5 to the Consolidated Financial Statements.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For additional information about warranty obligations, see Note 5 to the Consolidated Financial Statements.
Goodwill and Indefinite-Life Intangibles
Certain business acquisitions have resulted in the recording of goodwill and indefinite-life intangible assets, primarily trademark assets, which are not amortized. At December 31, 2017 and 2016, we had goodwill of approximately $3.1 billion and $3.0 billion, respectively. We primarily have trademark assets with a carrying value of approximately $2.6 billion as of December 31, 2017 and 2016, respectively.
We perform our annual impairment assessment for goodwill and other indefinite-life intangible assets as of October 1st or more frequently if events or changes in circumstances indicate that the asset might be impaired.
In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-life intangible is less than its carrying value.
In 2017, the Company elected to bypass the qualitative assessment and primarily perform a quantitative analysis using a discounted cash flow model and other valuation techniques, to evaluate goodwill and certain indefinite-life intangible assets.
Goodwill Valuations
In performing a quantitative assessment, we estimate each reporting unit's fair value under an income approach using a discounted cash flow model. The income approach uses each reporting unit's projection of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, operating margins, tax rate, capital expenditures, depreciation and amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. The estimated fair value of each reporting unit is compared to their respective carrying values.
Additionally, we validate our estimates of fair value under the income approach by comparing the fair value estimate using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. We consider the implied control premium and conclude whether it is reasonable based on other recent market transactions.
Based on the results of our annual quantitative assessment conducted on October 1, 2017, the fair values of our North America, Latin America and Asia reporting unit's exceeded their respective carrying values in a range of 72% to 183%.
Based on the quantitative assessment performed, the fair value of the EMEA reporting unit exceeded its carrying value by approximately 3%. The EMEA reporting unit has goodwill of $0.9 billion at December 31, 2017 primarily related to our acquisition of Indesit during the fourth quarter of 2014.
In evaluating the EMEA reporting unit, significant weight was provided to the forecasted operating margins and discount rate, as we determined that these items have the most significant impact on the fair value of this reporting unit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

•
Forecasted operating margins are expected to recover beginning in 2018 from the challenges associated with the integration beginning from the stabilization of operations, better supply chain effectiveness and commercial transformation efforts.

•	We used a discount rate of 11.75% based on market participant assumptions.
We performed a sensitivity analysis on our estimated fair value noting that a 50 basis point increase in the discount rate or a 5% reduction in the projected operating profit in each forecasted period would result in an impairment charge of approximately $86 million or $98 million, respectively.
If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our goodwill could occur, which could have an adverse effect on the Company's financial condition and results of operations.
Indefinite-Life Intangible Valuations
In performing a quantitative assessment of indefinite-life intangible assets other than goodwill, primarily trademarks, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market based weighted-average cost of capital. If the estimated fair value of the indefinite-life intangible asset is less than its carrying value, we would recognize an impairment loss.
Based on the quantitative assessment performed as of October 1, 2017, an impairment of our Diqua trademark was determined to exist, primarily driven by a significant decrease in the revenue projections due to a change in our brand strategy. This resulted in an impairment charge of $8 million which reduced the carrying value of this trademark to $31 million. There were no other impairments of indefinite-life intangible assets in 2017.
The fair value of the Indesit and Hotpoint* trademarks exceeded their carrying value by approximately 4% and 8%, respectively. For the Indesit and Hotpoint* trademarks, we expect revenue trends for these brands to improve as we continue to execute our brand leadership strategy and benefit from our new product investments.
The fair values of all other trademarks exceeded their carrying values by more than 10%.
In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

•
Revenue growth rates relate to projected revenues from our long-range plans and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge. We performed a sensitivity analysis on the estimated fair values noting a 10% reduction of forecasted revenues to the Indesit and Hotpoint* trademark projections would result in an impairment charge of approximately $18 million and $5 million, respectively.

•
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the assumed royalty rates that would hypothetically be paid for the use of the trademarks. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given market segment. Based on this analysis, we determined a royalty rate of 3% and 3.5% for our Indesit and Hotpoint* trademarks, respectively. We performed a sensitivity analysis on the estimated fair values for Indesit and Hotpoint* noting a 50 basis point reduction to the royalty rates would result in an impairment charge of approximately $42 million and $39 million, respectively.

•
In developing discount rates for the valuation of our trademarks, we used the market based weighted average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined the discount rates to be 15.0% for Indesit and Hotpoint*. We performed a sensitivity analysis on the estimated fair values for Indesit and Hotpoint* noting a 100 basis point increase to the discount rate would result in an impairment charge of approximately $12 million and $3 million, respectively.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks could occur, which could have an adverse effect on the Company's financial condition and results of operations.
For additional information about goodwill and intangible valuations, see Note 3 to the Consolidated Financial Statements.
ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS
Additional information regarding recently issued accounting pronouncements can be found in Note 1 to the Consolidated Financial Statements.
OTHER MATTERS
For information regarding certain of our loss contingencies/litigation, see Note 5 to the Consolidated Financial Statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities and are in discussions with the U.K. regulator. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2017. Claims may be filed related to this incident.
Antidumping and Safeguard Petition

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

In May 2017, we filed a safeguard petition with the ITC to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries (South Korea, Mexico and China) covered by existing DOC antidumping duties. In contrast to the country-specific antidumping remedy that the U.S. Government applied to Samsung and LG in South Korea, Mexico and China, a safeguard remedy can address imports from Samsung and LG from any country that causes injury to U.S. washer manufacturers. In October 2017, the ITC determined increased washer imports were a substantial cause of serious injury to the U.S. washer industry and made a remedy recommendation to the U.S. President to address past harm and prevent future injury. In January 2018, the President signed a remedy order that took effect on February 7, 2018, effective for three years. In the first year, the President's remedy order imposes a 20% tariff on the first 1.2 million large residential washing machines imported by Samsung and LG, and a 50% tariff on such imports in excess of 1.2 million. The President's remedy order also imposes a 50% tariff on washer tub, drum, and cabinet imports ("covered parts") in excess of 50,000 units annually. The tariff rates on washers and covered parts decline slightly during the second and third years of the remedy.
Post-Retirement Benefit Litigation
For information regarding post-retirement benefit litigation, see Note 6 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Customer Contracts
We regularly negotiate with trade customers, including Sears Holdings Corporation, regarding supply arrangements for future periods. In the fourth quarter of 2017 we were unable to reach agreement on terms with Sears regarding sales of our branded products, and consequently discontinued shipment of our branded products to Sears. These sales represented approximately 1% of our 2017 consolidated net sales. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such decline through increased sales throughout our broad distribution network.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within this Management's Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment; (2) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business plans, productivity improvements, and cost control objectives, and to leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool's ability to obtain and protect intellectual property rights; (6) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (7) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (8) information technology system failures, data security breaches, network disruptions, and cybersecurity attacks; (9) product liability and product recall costs; (10) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (11) our ability to attract, develop and retain executives and other qualified employees; (12) the impact of labor relations; (13) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (14) Whirlpool's ability to manage foreign currency fluctuations; (15) impacts from goodwill impairment and related charges; (16) triggering events or circumstances impacting the carrying value of our long-lived assets; (17) inventory and other asset risk; (18) the uncertain global economy and changes in economic conditions which affect demand for our products; (19) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (20) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (21) the effects and costs of governmental investigations or related actions by third parties; and (22) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs.

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
Additional information concerning these and other factors can be found in "Risk Factors" in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
We have in place an enterprise risk management process that involves systematic risk identification and mitigation covering the categories of enterprise, strategic, financial, operational and compliance and reporting risks. The enterprise risk management process receives Board of Directors and Management oversight, drives risk mitigation decision-making and is fully integrated into our internal audit planning and execution cycle.
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
We use foreign currency forward contracts, currency options, and currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. We also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2017, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $233 million or loss of approximately $237 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. As of December 31, 2017, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $27 million, respectively, related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
(Millions of dollars, except per share data)

	2017	2016	2015
Net sales	$21,253	$20,718	$20,891
Expenses
Cost of products sold	17,651	17,026	17,231
Gross margin	3,602	3,692	3,660
Selling, general and administrative	2,112	2,080	2,143
Intangible amortization	79	71	74
Restructuring costs	275	173	201
Operating profit	1,136	1,368	1,242
Other (income) expense
Interest and sundry (income) expense	87	93	46
Interest expense	162	161	165
Earnings before income taxes	887	1,114	1,031
Income tax expense	550	186	209
Net earnings	337	928	822
Less: Net earnings (loss) available to noncontrolling interests	(13)	40	39
Net earnings available to Whirlpool	$350	$888	$783
Per share of common stock
Basic net earnings available to Whirlpool	$4.78	$11.67	$9.95
Diluted net earnings available to Whirlpool	$4.70	$11.50	$9.83
Weighted-average shares outstanding (in millions)
Basic	73.3	76.1	78.7
Diluted	74.4	77.2	79.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended December 31,
(Millions of dollars)

	2017	2016	2015
Net earnings	$337	$928	$822

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	32	(30)	(432)
Derivative instruments:
Net gain (loss) arising during period	(84)	106	(25)
Less: reclassification adjustment for gain (loss) included in net earnings	(80)	35	(2)
Derivative instruments, net	(4)	71	(23)
Marketable securities:
Net gain (loss) arising during period	6	(2)	3
Marketable securities, net	6	(2)	3
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	(16)	30	(5)
Net gain (loss) arising during period	(51)	(139)	(55)
Less: amortization of prior service credit (cost) and actuarial (loss)	(52)	(39)	19
Defined benefit pension and postretirement plans, net:	(15)	(70)	(79)
Other comprehensive (loss), before tax	19	(31)	(531)
Income tax benefit (expense) related to items of other comprehensive income (loss)	50	(37)	30
Other comprehensive income (loss), net of tax	$69	$(68)	$(501)

Comprehensive income	$406	$860	$321
Less: comprehensive income (loss), available to noncontrolling interests	(13)	40	30
Comprehensive income available to Whirlpool	$419	$820	$291

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2017	2016
Assets
Current assets
Cash and cash equivalents	$1,196	$1,085
Accounts receivable, net of allowance of $157 and $185, respectively	2,665	2,711
Inventories	2,988	2,623
Prepaid and other current assets	1,081	920
Total current assets	7,930	7,339
Property, net of accumulated depreciation of $6,825 and $6,055, respectively	4,033	3,810
Goodwill	3,118	2,956
Other intangibles, net of accumulated amortization of $476 and $387, respectively	2,591	2,552
Deferred income taxes	2,013	2,154
Other noncurrent assets	353	342
Total assets	$20,038	$19,153
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,797	$4,416
Accrued expenses	674	649
Accrued advertising and promotions	853	742
Employee compensation	414	390
Notes payable	450	34
Current maturities of long-term debt	376	560
Other current liabilities	941	871
Total current liabilities	8,505	7,662
Noncurrent liabilities
Long-term debt	4,392	3,876
Pension benefits	1,029	1,074
Postretirement benefits	352	334
Other noncurrent liabilities	632	479
Total noncurrent liabilities	6,405	5,763
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million and 111 million shares issued, and 71 million and 74 million shares outstanding, respectively	112	111
Additional paid-in capital	2,739	2,672
Retained earnings	7,352	7,314
Accumulated other comprehensive loss	(2,331)	(2,400)
Treasury stock, 41 million and 37 million shares, respectively	(3,674)	(2,924)
Total Whirlpool stockholders' equity	4,198	4,773
Noncontrolling interests	930	955
Total stockholders' equity	5,128	5,728
Total liabilities and stockholders' equity	$20,038	$19,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2017	2016	2015
Operating activities
Net earnings	$337	$928	$822
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	654	655	668
Curtailment gain	—	—	(63)
Changes in assets and liabilities:
Accounts receivable	160	(291)	(89)
Inventories	(229)	(18)	(141)
Accounts payable	180	37	14
Accrued advertising and promotions	76	46	74
Accrued expenses and current liabilities	(230)	46	(43)
Taxes deferred and payable, net	239	(116)	(42)
Accrued pension and postretirement benefits	(58)	(43)	(129)
Employee compensation	36	(38)	8
Other	99	(3)	146
Cash provided by operating activities	1,264	1,203	1,225
Investing activities
Capital expenditures	(684)	(660)	(689)
Proceeds from sale of assets and business	61	63	37
Change in restricted cash	66	24	47
Purchase of held to maturity securities	(173)	—	—
Proceeds from held to maturity securities	113	—	—
Investment in related businesses	(35)	(12)	(70)
Other	(3)	(3)	(6)
Cash used in investing activities	(655)	(588)	(681)
Financing activities
Proceeds from borrowings of long-term debt	691	1,012	531
Repayments of long-term debt	(564)	(522)	(283)
Net proceeds from short-term borrowings	367	55	(465)
Dividends paid	(312)	(294)	(269)
Repurchase of common stock	(750)	(525)	(250)
Purchase of noncontrolling interest shares	(5)	(25)	—
Common stock issued	34	26	38
Other	(14)	(5)	(9)
Cash used in financing activities	(553)	(278)	(707)
Effect of exchange rate changes on cash and cash equivalents	55	(24)	(91)
Increase (decrease) in cash and cash equivalents	111	313	(254)
Cash and cash equivalents at beginning of year	1,085	772	1,026
Cash and cash equivalents at end of year	$1,196	$1,085	$772
Supplemental disclosure of cash flow information
Cash paid for interest	$181	$198	$178
Cash paid for income taxes	$311	$300	$251

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2014	$5,796	$6,209	$(1,840)	$406	$110	$911
Comprehensive income
Net earnings	822	783	—	—	—	39
Other comprehensive income (loss)	(501)	—	(492)	—	—	(9)
Comprehensive income	321	783	(492)	—	—	30
Stock issued (repurchased)	(163)	—	—	(164)	1	—
Dividends declared	(280)	(270)	—	—	—	(10)
Balances, December 31, 2015	5,674	6,722	(2,332)	242	111	931
Comprehensive income
Net earnings	928	888	—	—	—	40
Other comprehensive income (loss)	(68)	—	(68)	—	—	—
Comprehensive income	860	888	(68)	—	—	40
Stock issued (repurchased)	(506)	—	—	(494)	—	(12)
Dividends declared	(300)	(296)	—	—	—	(4)
Balances, December 31, 2016	5,728	7,314	(2,400)	(252)	111	955
Comprehensive income
Net earnings	337	350	—	—	—	(13)
Other comprehensive income (loss)	69	—	69	—	—	—
Comprehensive income	406	350	69	—	—	(13)
Stock issued (repurchased)	(682)	—	—	(683)	1	—
Dividends declared	(324)	(312)	—	—	—	(12)
Balances, December 31, 2017	$5,128	$7,352	$(2,331)	$(935)	$112	$930
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SUMMARY OF PRINCIPLE ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in 15 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, Jenn-Air, Indesit, and Hotpoint*. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia.
Principles of Consolidation
The  consolidated  financial  statements  are  prepared  in  conformity  with GAAP, and include all majority-owned subsidiaries. All material intercompany transactions have been eliminated upon consolidation. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless that company is deemed to be a variable interest entity ("VIE") of which we are the primary beneficiary. Certain VIEs are consolidated when the Company is the primary beneficiary of these entities and has the ability to directly impact the activities of these entities, and have a nominal effect on the Company's results.
Reclassifications
We reclassified certain prior period amounts in our Consolidated Financial Statements to be consistent with current period presentation.
Use of Estimates
We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. The most significant assumptions are estimates in determining the fair value of goodwill and indefinite-lived intangible assets, legal contingencies, income taxes and pension and postretirement benefits. Actual results could differ materially from those estimates.
Revenue Recognition
Sales are recognized when revenue is realized or realizable and has been earned. Revenue is recognized when the sales price is determinable and the risk and rewards of ownership are transferred to the customer as determined by the shipping terms. For the majority of our sales, title is transferred to the customer as soon as products are shipped. For a portion of our sales, title is transferred to the customer upon receipt of products at the customer's location. Sales are net of allowances for product returns, which are based on historical return rates and certain promotions.
Sales Incentives
The cost of sales incentives is accrued at the date at which revenue is recognized by Whirlpool as a reduction of revenue. If new incentives are added after the product has been shipped, then they are accrued at that time, also as a reduction of revenue. These accrued promotions are recognized based on the expected value amount of incentives that will be ultimately claimed by trade customers or consumers. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts. If the amount of incentives cannot be reasonably estimated, an accrued promotion liability is recognized for the maximum potential amount.
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

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Freight and Warehousing Costs
We classify freight and warehousing costs within cost of products sold in our Consolidated Statements of Income.
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents.
Restricted Cash
Restricted cash can only be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014. As of December 31, 2017 and 2016, restricted cash was approximately $97 million and $155 million, respectively. Approximately $48 million and $45 million is recorded in other current assets as of December 31, 2017 and 2016, respectively, with the remaining portion recorded in other non-current assets.
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had no Level 3 assets or liabilities at December 31, 2017 and 2016, with the exception of those disclosed in Note 6.
We measured fair value for money market funds, available for sale investments and held to maturity securities using quoted market prices in active markets for identical or comparable assets. We measured fair value for derivative contracts, all of which have counterparties with high credit ratings, based on model driven valuations using significant inputs derived from observable market data. For assets measured at net asset values, we have no unfunded commitments or significant restraints.
Inventories
United States production inventories are stated at last-in, first-out ("LIFO") cost. Latin America, Asia and certain EMEA inventories are stated at average cost. The remaining inventories are stated at first-in, first-out ("FIFO") cost. Costs do not exceed net realizable values. Changes in the amount that FIFO cost exceed LIFO cost are recognized in cost of goods sold. See Note 2 to the Consolidated Financial Statements for additional information about inventories.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method, excluding property acquired from the Hefei Sanyo acquisition and certain property acquired from the Indesit acquisition in 2014. For non-production assets and assets acquired from Hefei Sanyo and certain production assets acquired from Indesit, we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income, was $575 million, $584 million and $594 million in 2017, 2016 and 2015, respectively.
The following table summarizes our property as of December 31, 2017 and 2016:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Millions of dollars	2017	2016	Estimated Useful Life
Land	$123	$128	n/a
Buildings	1,789	1,652	10 to 50 years
Machinery and equipment	8,946	8,085	3 to 30 years
Accumulated depreciation	(6,825)	(6,055)
Property plant and equipment, net	$4,033	$3,810
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income. During 2017 and 2016, we primarily retired machinery and equipment with a net book value of approximately $63 million and $38 million, respectively, that was no longer in use. Net gains and losses recognized in cost of products sold were not material for 2017, 2016 and 2015.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-life intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2017, 2016 and 2015.
Goodwill and Other Intangibles
We perform our annual impairment assessment for goodwill and other indefinite-life intangible assets as of October 1st and more frequently if indicators of impairment exist. In 2017, the Company primarily elected to perform a quantitative analysis using a discounted cash flow model and other valuation techniques, to evaluate goodwill and certain indefinite-life intangible assets.
Goodwill
In performing a quantitative assessment of goodwill, we estimate each reporting unit's fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses reporting unit's projections of estimated operating results and cash flows that are discounted using a weighted-average cost of capital, which is determined based on current market conditions. Additionally, we validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. We performed our assessment as of October 1, 2017, and determined there was no impairment of goodwill.
Intangible Assets
We perform a quantitative assessment of other indefinite-life intangible assets, which are primarily comprised of trademarks. We estimate the fair value of these intangible assets using the relief-from-royalty method, which primarily requires assumptions related to projected revenues from our long-range plans, assumed royalty rates that could be payable if we did not own the trademark, and a discount rate based on our weighted average cost of capital. We performed our assessment as of October 1, 2017, and determined that, other than an immaterial impairment of a certain trademark, there were no other impairments of indefinite-life intangible assets.
Other definite-life intangible assets are amortized over their useful life and are assessed for impairment when impairment indicators are present.
Accounts Payable Outsourcing
We offer our suppliers access to third party payable processors, independent from Whirlpool. The processors allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. In China, as a common practice, we pay suppliers with banker's acceptance drafts. Banker's acceptance drafts allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. As of December 31, 2017 and 2016, approximately $1.5 billion and $1.3 billion, respectively, have been issued to participating financial institutions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivative Financial Instruments
We use derivative instruments designated as cash flow and fair value hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings immediately with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income (Loss) and is subsequently recognized in earnings when the hedged exposure affects earnings. For a derivative instrument designated as a hedge of a net investment in a foreign operation, the effective portion of the derivative's gain or loss is reported in Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. See Note 7 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
Foreign Currency Translation and Transactions
Foreign currency denominated assets and liabilities are translated into United States dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Accumulated Other Comprehensive Income (Loss) within stockholders' equity. The results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in net earnings.
Research and Development Costs
Research and development costs are charged to expense and totaled $596 million, $604 million and $579 million in 2017, 2016 and 2015, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $330 million, $366 million and $310 million in 2017, 2016 and 2015, respectively.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred tax assets is recognized in income in the period of the enactment date.
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
Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested. See Note 12 to the Consolidated Financial Statements for additional information about income taxes.
Stock Based Compensation
Stock based compensation expense is based on the grant date fair value and is expensed over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company's stock based compensation includes stock options, performance stock units, performance shares, restricted stock and restricted stock units. The fair value of stock options are determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, expected forfeitures and dividend yield. Expected forfeitures are based on historical experience. Stock options are granted with an exercise price equal to the stock price on the date of grant. The fair value of restricted stock units and performance stock units is generally based on the closing market price of Whirlpool common stock on the grant date. See Note 10 to the Consolidated Financial Statements for additional information about stock based compensation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduce Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales. We recognized export credits as they were monetized. See Notes 5 and 12 to the Consolidated Financial Statements for additional information regarding BEFIEX credits.
Out-of-Period Adjustment
During 2017, we recorded prior period adjustments in our Asia reportable segment primarily related to trade promotion incentives. The 2017 net impact of these out-of-period adjustments was a decrease to net sales of approximately $35 million and an increase to other operating expenses of approximately $8 million before tax. We determined that the impact was immaterial to prior periods. These adjustments resulted in a decrease to net earnings available to Whirlpool of approximately $16 million and a decrease of $0.22 in diluted earnings per share.
Adoption of New Accounting Standards
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The guidance in ASU 2017-07 requires that the service cost component of net periodic benefit cost for pension and postretirement benefits is recorded in the same income statement line items as other employee compensation costs arising from services rendered during the period. Service cost is included in cost of products sold and selling, general and administrative expense. The other components of net periodic pension cost and postretirement benefits cost are recorded in interest and sundry (income) expense in 2017. We retrospectively adopted the new accounting standard in the first quarter of 2017. For the full year ended December 31, 2016, the reclassification of other components of net periodic cost, from cost of products sold and selling, general and administrative expense resulted in an increase in operating profit of approximately $14 million with an offset to interest and sundry (income) expense. For the full year ended December 31, 2015, the reclassification of other components of net periodic cost from cost of products sold and selling, general and administrative expense resulted in a decrease in operating profit of approximately $43 million with an offset to interest and sundry (income) expense. The reclassifications were calculated based on previously disclosed amounts. The Consolidated Statements of Income have been recast to reflect the retrospective adoption of this standard.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Consolidated Statements of Cash Flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 in the fourth quarter of 2016 retrospectively to January 1, 2016. For the period ended December 31, 2016, there was no impact to diluted weighted average common shares outstanding or earnings per share ("EPS").

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
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company will adopt this guidance in the first quarter of 2018 and is currently assessing the impact this standard will have on our Consolidated Financial Statements.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application permitted for fiscal reporting periods beginning after December 15, 2016.
We adopted the requirements of the new standard on January 1, 2018 and applied the modified retrospective transition method. Under the modified retrospective method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment had an immaterial impact to our retained earnings. Results for reporting periods beginning after January 1, 2018 will be presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Presented below is the process we utilized for the adoption of the new standard and the significant implementation matters addressed:

•	We established a global cross-functional project management implementation team to assess all potential impacts of this standard.

•
We reviewed our current accounting policies and practices in each operating segment to identify potential differences that would result from the application of this standard, and updated them accordingly.

•	We determined key factors from the five step process to recognize revenue as prescribed by the new standard that may be applicable to each of our business units that roll up into our four segments.

•	Customer contracts from each business unit were identified and reviewed.

•
Evaluation of the contract provisions and the comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies), have been completed.

We determined no significant changes are required to our business processes, systems and controls to effectively report revenue recognition under the new standard. In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits are used to reduce Brazilian federal excise

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

taxes on domestic sales. The excise taxes in our Brazilian operations are currently reflected in revenue, with an offset to cost of sales. As a result, the monetization of BEFIEX credits has resulted in an increase to net sales. In accordance with Topic 606, we intend to make a policy election that will preclude various taxes to no longer be reflected in revenue under Topic 606.
FASB has issued the following standards, which are not expected to have a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2016-04	Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-18	Statement of Cash Flows (Topic 230): Restricted Cash	January 1, 2018

All other issued and not yet effective accounting standards are not relevant to Whirlpool Corporation.
(2)     INVENTORIES
The following table summarizes our inventories at December 31, 2017 and 2016:

Millions of dollars	2017	2016
Finished products	$2,374	$2,070
Raw materials and work in process	725	651
	3,099	2,721
Less: excess of FIFO cost over LIFO cost	(111)	(98)
Total inventories	$2,988	$2,623
LIFO inventories represented 38% and 37% of total inventories at December 31, 2017 and 2016, respectively.
(3)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units at December 31, 2017 and 2016:

Millions of dollars	2017	2016
North America	$1,755	$1,734
EMEA	920	808
Latin America	5	4
Asia	438	410
Total	$3,118	$2,956
The change in the carrying value of goodwill was primarily due to purchase price allocations and the impact of foreign currency.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Intangible Assets
The following table summarizes other intangible assets at December 31, 2017 and 2016:

	2017			2016
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$639	$(297)	$342	$617	$(237)	$380
Patents and other (2)	387	(179)	208	337	(150)	187
Total other intangible assets, finite lives	$1,026	$(476)	$550	$954	$(387)	$567
Trademarks, indefinite lives	2,041	—	2,041	1,985	—	1,985
Total other intangible assets	$3,067	$(476)	$2,591	$2,939	$(387)	$2,552
(1) Customer relationships have an estimated useful life of 3 to 16 years.
(2) Patents and other intangibles have an estimated useful life of 1 to 41 years.
The change in the gross carrying value of other intangible assets was primarily due to the transfer of certain intangible land use rights to the China government resulting in a $42 million gain along with the impact of foreign currency. Amortization expense was $79 million, $71 million and $74 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2018	$74
2019	61
2020	61
2021	58
2022	51

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2017 and 2016:

Millions of dollars	2017	2016
Senior note - 1.35%, maturing 2017	$—	$250
Senior note - 1.65%, maturing 2017	—	300
Senior note - 4.50%, maturing 2018	363	327
Senior note - 2.40%, maturing 2019	250	250
Senior note - 0.625% maturing 2020	599	525
Senior note - 4.85%, maturing 2021	300	300
Senior note - 4.70%, maturing 2022	300	300
Senior note - 3.70%, maturing 2023	250	250
Senior note - 4.00%, maturing 2024	300	300
Senior note - 3.70%, maturing 2025	350	350
Senior note - 1.25% maturing 2026	594	517
Senior note - 1.10% maturing 2027	713	—
Senior note - 5.15% maturing 2043	249	249
Senior note - 4.50% maturing 2046	496	496
Other, net	4	22
	$4,768	$4,436
Less current maturities	376	560
Total long-term debt	$4,392	$3,876
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2017:

Millions of dollars
2018	$376
2019	261
2020	597
2021	298
2022	298
Thereafter	2,938
Long-term debt, including current maturities	$4,768
Debt Offering
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
On November 2, 2016, Whirlpool Finance Luxembourg S.à. r.l. ("Whirlpool Luxembourg"), an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a debt offering of €500 million (approximately $555 million as of the date of issuance) principal amount of 1.250% notes due in 2026. The Company has fully and unconditionally guaranteed these notes. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions.  In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

pursuant to our Registration Statement on Form S-3 (File No.333-203704-1) filed with the Securities and Exchange Commission on October 25, 2016.
On November 9, 2017, Whirlpool Luxembourg, an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a debt offering of €600 million (approximately $699 million as of the date of issuance) principal amount of 1.100% notes due in 2027. The Company has fully and unconditionally guaranteed these notes. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions.  In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No.333-203704-1) filed with the Securities and Exchange Commission on October 25, 2016.
Debt Repayment
On November 1, 2017, $300 million of 1.65% senior notes matured and were repaid. On March 1, 2017, $250 million of 1.35% senior notes matured and were repaid. On July 15, 2016, $244 million of 7.75% notes matured and were repaid. On June 15, 2016, $250 million of 6.50% notes matured and were repaid.
Credit Facilities
On September 27, 2017, Whirlpool Corporation exercised its commitment increase and term extension rights under the Third Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. In connection with this exercise, the Company entered into a Consent to Commitment Increase agreement with the Administrative Agent , which increases aggregate borrowing capacity under the Amended Long-Term Facility from $2.5 billion to $3.0 billion, and the Administrative Agent received extension request consents from a majority of lenders, which extends the termination date of the Amended Long-Term Facility by one year, to May 17, 2022. All other terms of the Amended Long-Term Facility remain unchanged.
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
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $300 million at December 31, 2017), maturing in 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $302 million at December 31, 2017), maturing through 2018.
We had no borrowings outstanding under the committed credit facilities at December 31, 2017 and 2016, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at December 31, 2017 and 2016, respectively.

Millions of dollars	2017	2016
Commercial paper	$401	$—
Short-term borrowings to banks	49	34
Total notes payable	$450	$34

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)    COMMITMENTS AND CONTINGENCIES
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
At December 31, 2017, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters, and any related claims and investigations that may be brought in the future are subject to many variables, and cannot be predicted. We establish accruals only for those matters where we determine that a loss is probable and the amount of loss can be reasonably estimated. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales, as the credits were monetized. In the fourth quarter of 2017, the Brazilian Supreme Court issued a final judgment confirming that we had a right to these credits and that we were entitled to the full amount of credits previously monetized.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which decision may be appealed by the Brazilian government. Based on this ruling, we are entitled to recognize $72 million in additional credits. We monetized $42 million of BEFIEX credits during the twelve months ended December 31, 2017.  As of December 31, 2017, approximately $30 million BEFIEX credits remain to be monetized. We did not monetize any BEFIEX credits during the years ended December 31, 2016 or 2015.
Our Brazilian operations have received governmental assessments related to claims for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX export credits are subject to income or social contribution taxes. We are disputing these tax matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these export credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2017. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $565 million as of December 31, 2017).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 241 million Brazilian reais (approximately $73 million as of December 31, 2017), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Among other arguments, the government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of December 31, 2017, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 221 million Brazilian reais (approximately $67 million as of December 31, 2017). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of December 31, 2017.
In addition to the IPI tax credit and CFC Tax matters noted above, we are currently disputing other assessments issued by the Brazilian tax authorities related to non-income and income tax matters, and other matters, which are at various stages of review in numerous administrative and judicial proceedings. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
We also filed legal actions to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During the fourth quarter, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million as of December 31, 2017). Approximately $260 million in face value of credits related to this litigation remain. While the Company's recovery with respect to the remaining litigation may be material, there is substantial uncertainty about both the amount and timing of any recovery.
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.
Other Litigation
We are currently vigorously defending a number of lawsuits in federal and state courts in the United States related to the manufacture and sale of our products which include class action allegations, and have and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection laws. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the United States and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial statements.
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France. The investigation includes a number of manufacturers, including the Whirlpool and Indesit operations in France.
The Company is cooperating with this investigation. The Company understands  that the FCA has split its investigation into two parts and that, with respect to the first part, it intends to issue a Statement of Objections ("SO") alleging competition law infringements regarding sales of major domestic appliances in France.  An SO is a formal legal step in French competition law proceedings and does not prejudge the final outcome of the matter.  The Company has not received the SO, but will carefully review and address any SO that it receives.  The second part of the FCA's investigation is ongoing, but at a less advanced stage.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2017	2016	2017	2016	2017	2016
Balance at January 1	$251	$239	$69	$254	$320	$493
Issuances/accruals during the period	331	316	1	—	332	316
Settlements made during the period/other	(305)	(304)	(70)	(185)	(375)	(489)
Balance at December 31	$277	$251	$—	$69	$277	$320
Current portion	$203	$189	$—	$69	$203	$258
Non-current portion	74	62	—	—	74	62
Total	$277	$251	$—	$69	$277	$320
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
In September 2015, we recorded a liability related to this corrective action cost of €245 million (approximately $274 million as of September 30, 2015). Approximately 90% of the affected units were manufactured by Indesit prior to its acquisition by the Company in October 2014. Accordingly, in September 2015 we increased the warranty liability as a purchase accounting adjustment in the opening balance sheet with a corresponding increase to goodwill of €210 million (approximately $235 million as of September 30, 2015). The establishment of this liability is based on several assumptions such as customer response rate, consumer options, field repair costs, inventory repair costs, and timing of tax deductibility. Our experience with respect to these factors may cause our actual costs to differ significantly from our estimated costs. Cash settlements related to this corrective action are recognized in other operating activities in the Consolidated Statements of Cash Flows. In addition, we sought recovery under the terms of the Indesit agreements and reached an agreement with the seller in the fourth quarter of 2016 to recover a portion of our acquisition-related costs. We recognized such amount in interest and sundry (income) expense. During the third quarter of 2017, the corrective action was substantially complete and any remaining charges related to the corrective action will be recorded under product warranty. In the twelve months ended December 31, 2017, Whirlpool had $61 million of cash settlements made related to the corrective action.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At December 31, 2017 and December 31, 2016, the guaranteed amounts totaled $284 million and $258 million, respectively. The fair value of these guarantees were nominal at December 31, 2017 and December 31, 2016. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.8 billion at December 31, 2017 and $2.4 billion at December 31, 2016. Our total outstanding bank indebtedness under guarantees was $49 million at December 31, 2017 and $32 million at December 31, 2016, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have guaranteed a $16 million five-year revolving credit facility between certain financial institutions and a not-for-profit entity in connection with a community and economic development project ("Harbor Shores"). The purpose of Harbor Shores is to stimulate employment and growth in the areas of Benton Harbor and St. Joseph, Michigan. The credit facility, which originated in 2008, was refinanced in December 2012 and we renewed our guarantee through 2017. It was also amended in 2016 and 2017 by Harbor Shores and reduced to $40 million and $16 million, respectively. The fair value of this guarantee was nominal at December 31, 2017 and December 31, 2016. In the event of default, we must satisfy the guarantee of the credit facility up to the amount borrowed at the date of default.
Operating Lease Commitments
At December 31, 2017, we had noncancelable operating lease commitments totaling $976 million. The annual future minimum lease payments are summarized by year in the table below:

Millions of dollars
2018	$222
2019	187
2020	154
2021	108
2022	86
Thereafter	219
Total noncancelable operating lease commitments	$976
Rent expense was $238 million, $234 million and $238 million for 2017, 2016 and 2015, respectively.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below:

Millions of dollars
2018	$179
2019	149
2020	129
2021	57
2022	55
Thereafter	45
Total purchase obligations	$614
(6)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We have funded and unfunded defined benefit pension plans that cover certain employees in North America, Europe, Asia and Brazil. For the United States plan, which comprises the majority of our obligation, the plans are frozen for the majority of participants. The formula for United States salaried employees covered under the qualified defined benefit plan was based on years of service and final average salary, while the formula for United States hourly employees covered under the defined benefit plans was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the qualified and nonqualified defined benefit plans that were sponsored by Maytag, including a cash balance formula. In addition, we sponsor an unfunded Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees additional defined pension benefits that supplement those provided by the Company's other retirement plans.
A defined contribution plan is being provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or company stock, of up to 7% of employees' eligible pay. Our contributions during 2017, 2016 and 2015 were $82 million, $77 million and $76 million, respectively.
We provide postretirement health care benefits for eligible retired employees in the United States, Canada and Brazil. For our United States plan, which comprises the majority of our obligation, eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

welfare benefit plans include cost-sharing provisions that limit our exposure for recent and future retirees and are contributory, with participants' contributions adjusted annually. The plans are unfunded. We reserve the right to modify these benefits in the future.

During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million of which approximately $92 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted. We disagree with plaintiffs' assertion and are continuing to vigorously defend our position, including through any necessary appeal process. However, an unfavorable final result could require us to immediately reverse the benefit we have recognized to that point, and remeasure the associated postretirement benefit obligation, the impact of which will depend on timing and the actuarial assumptions then in effect.
Defined Benefit - Pensions and Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Funded status
Fair value of plan assets	$2,746	$2,664	$571	$510	$—	$—
Benefit obligations	3,415	3,415	952	855	394	376
Funded status	$(669)	$(751)	$(381)	$(345)	$(394)	$(376)
Amounts recognized in the consolidated balance sheet
Noncurrent asset	$—	$—	$11	$2	$—	$—
Current liability	(16)	(14)	(16)	(10)	(42)	(42)
Noncurrent liability	(653)	(737)	(376)	(337)	(352)	(334)
Amount recognized	$(669)	$(751)	$(381)	$(345)	$(394)	$(376)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,380	$1,426	$201	$176	$17	$3
Prior service (credit) cost	(4)	(7)	(4)	(3)	(20)	(40)
Amount recognized	$1,376	$1,419	$197	$173	$(3)	$(37)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Benefit obligation, beginning of year	$3,415	$3,470	$855	$865	$376	$441
Service cost	2	3	5	5	7	7
Interest cost	134	147	23	27	16	18
Plan participants' contributions	—	—	1	1	—	6
Actuarial loss (gain)	188	92	30	105	15	(16)
Benefits paid	(260)	(286)	(32)	(31)	(40)	(54)
Plan amendments	—	—	—	—	16	(30)
Transfer of liabilities	(64)	—	—	—	—	—
Special termination benefit	—	—	—	—	4	—
Settlements / curtailment (gain)	—	(11)	(12)	(16)	—	—
Foreign currency exchange rates	—	—	82	(101)	—	4
Benefit obligation, end of year	$3,415	$3,415	$952	$855	$394	$376
Accumulated benefit obligation, end of year	$3,403	$3,406	$914	$816	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2017	2016	2017	2016	2017	2016
Fair value of plan assets, beginning of year	$2,664	$2,741	$510	$552	$—	$—
Actual return on plan assets	359	206	28	47	—	—
Employer contribution	47	14	30	30	40	48
Plan participants' contributions	—	—	1	1	—	6
Benefits paid	(260)	(286)	(32)	(31)	(40)	(54)
Transfer of plan assets	(64)	—	—	—	—	—
Settlements	—	(11)	(12)	(14)	—	—
Foreign currency exchange rates	—	—	46	(75)	—	—
Fair value of plan assets, end of year	$2,746	$2,664	$571	$510	$—	$—
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$2	$3	$3	$5	$5	$5	$7	$7	$2
Interest cost	134	147	150	23	27	31	16	18	19
Expected return on plan assets	(175)	(186)	(191)	(30)	(30)	(33)	—	—	—
Amortization:
Actuarial loss	50	46	53	6	4	5	—	—	—
Prior service cost (credit)	(3)	(3)	(3)	—	—	—	(4)	(15)	(23)
Special termination benefit	—	—	—	—	—	—	4	—	—
Curtailment gain	—	4	—	—	(1)	—	—	—	(63)
Settlement loss	—	—	—	2	3	12	—	—	—
Net periodic benefit cost	$8	$11	$12	$6	$8	$20	$23	$10	$(65)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ending December 31, 2017, 2016 and 2015:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2017	2016	2015	2017	2016	2015	2017	2016	2015
Operating profit (loss)	$2	$3	$3	$5	$5	$5	$7	$7	$2
Interest and sundry (income) expense	6	8	9	1	3	15	16	3	(67)
Net periodic benefit cost (credit)	$8	$11	$12	$6	$8	$20	$23	$10	$(65)
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
During the fourth quarter of 2017, we transferred a portion of small-benefit retirees under the pension plans to an insurance company. The liability and asset transfer was $64 million and did not have an impact on the consolidated balance sheets as of December 31, 2017.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Pre-Tax) in 2017

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss	$4	$33	$14
Actuarial (loss) recognized during the year	(50)	(9)	—
Current year prior service cost (credit)	—	—	16
Prior service credit (cost) recognized during the year	3	—	4
Total recognized in other comprehensive loss (pre-tax)	$(43)	$24	$34
Total recognized in net periodic benefit costs and other comprehensive loss (pre-tax)	$(35)	$30	$57
Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Loss into Net Periodic Pension Cost in 2018

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$56	$10	$—
Prior service (credit)	(3)	—	(4)
Total	$53	$10	$(4)
We amortize prior service costs (credits) over a period of up to 21 years.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.65%	4.15%	2.57%	2.64%	4.00%	4.42%
Rate of compensation increase	4.50%	4.50%	3.20%	3.08%	N/A	N/A
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.15%	4.45%	4.05%	2.64%	3.40%	3.32%	4.73%	4.88%	4.74%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.00%	5.78%	5.81%	5.63%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.08%	3.06%	3.23%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	6.75%	7.00%	7.00%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2019	2019
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Expected Return on Plan Assets
In the United States, the expected rate of return on plan assets was determined by using the historical asset returns for publicly traded equity and fixed income securities tracked since 1926 and the historical returns for private equity. The historical equity returns were adjusted downward to reflect future expectations. The expected returns are weighted by the targeted asset allocations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets as of December 31, 2017.
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

Millions of dollars	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligations	3	(3)
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
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2018	$34	$18
Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2018	$298	$42	$41
2019	271	42	43
2020	260	40	33
2021	259	41	32
2022	250	42	31
2023-2027	1,120	219	130

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for plan assets is generally 40% equity and 60% fixed income (with variance based on the plan's funded status), with exceptions for foreign pension plans. For our U.S. plans, the target allocation for equity securities is approximately 50% allocated to United States large-cap, 25% to international equity, 13% to United States mid and small-cap companies and 12% in venture capital. The target allocation for fixed income is allocated with 75% to corporate bonds and 25% to United States treasury and other government securities. The fixed income securities duration is intended to match that of our United States pension liabilities.
Plan assets are reported at fair value based on an exit price, representing the amount that would be received to sell an asset in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We manage the process and approve the results of a third-party pricing service to value the majority of our securities and to determine the appropriate level in the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our pension plan assets at December 31, 2017 and 2016, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Cash and cash equivalents	$36	$47	$—	$—	$—	$—	$—	$—	$36	$47
Government and government agency securities (a)
U.S. securities	—	—	439	455	—	—	—	—	439	455
International securities	—	—	117	111	—	—	—	—	117	111
Corporate bonds and notes (a)
U.S. companies	—	—	976	892	—	—	—	—	976	892
International companies	—	—	153	138	—	—	—	—	153	138
Equity securities (b)
U.S. companies	19	14	—	—	—	—	—	—	19	14
International companies	235	186	—	—	—	—	—	—	235	186
Mutual funds (c)	59	64	—	—	—	—	—	—	59	64
Investments at net asset value
U.S. equity securities (d)	—	—	—	—	—	—	626	650	626	650
International equity securities (d)	—	—	—	—	—	—	70	56	70	56
Short-term investment fund (d)	—	—	—	—	—	—	33	30	33	30
International debt securities (e)	—	—	—	—	—	—	134	104	134	104
International equity securities (e)	—	—	—	—	—	—	286	268	286	268
Real estate (f)	—	—	—	—	—	—	10	10	10	10
Limited partnerships (g)
U.S. private equity investments	—	—	—	—	86	104	—	—	86	104
Diversified fund of funds	—	—	—	—	8	14	—	—	8	14
Emerging growth	—	—	—	—	12	14	—	—	12	14
All other investments	—	—	18	17	—	—	—	—	18	17
	$349	$311	$1,703	$1,613	$106	$132	$1,159	$1,118	$3,317	$3,174

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

(d)	Common and collective trust funds valued using the NAV of the fund, which is based on the fair value of underlying securities.

(e)
Fund of funds valued using the NAV of the fund, which is based on the fair value of underlying securities. International debt securities includes corporate bonds & notes and government & government agency securities.

(f)	Valued using the NAV of the fund, which is based on the fair value of underlying assets.

(g)	Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2016	$132
Realized gains (net)	21
Unrealized gains (net)	(9)
Purchases	—
Settlements	(38)
Balance, December 31, 2017	$106
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2017 and 2016 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2017	2016	2017	2016
Projected benefit obligation	$3,415	$3,415	$822	$759
Fair value of plan assets	2,746	2,664	437	421
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2017	2016	2017	2016
Projected benefit obligation	$3,415	$3,415	$816	$720
Accumulated benefit obligation	3,403	3,406	793	699
Fair value of plan assets	2,746	2,664	432	383
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain of our floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At December 31, 2017 and 2016 there were no outstanding swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking-in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at December 31, 2017 and 2016:

	Notional (local)		Notional (USD)		Maturity
Instrument	2017	2016	2017	2016
Senior note - 0.625%	€500	€500	$600	$527	March 2020
Commercial Paper	€150	€—	$180	$—	January 2018
Foreign exchange forwards/options	MXN 7,200	MXN 0	$366	$—	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of OCI and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of December 31, 2017, there was no ineffectiveness on hedges designated as net investment hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables summarize our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2017 and 2016:

			Fair Value of				Type of Hedge (1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2017	2016	2017	2016	2017	2016		2017	2016
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,113	$1,813	$55	$32	$157	$10	(CF/NI)	56	58
Commodity swaps/options	269	299	29	7	1	11	(CF)	36	36
Total derivatives accounted for as hedges			$84	$39	$158	$21
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$3,390	$3,262	$58	$39	$50	$16	N/A	33	35
Commodity swaps/options	1	2	—	—	—	—	N/A	5	2
Total derivatives not accounted for as hedges			58	39	50	16
Total derivatives			$142	$78	$208	$37

Current			$89	$54	$81	$35
Noncurrent			53	24	127	2
Total derivatives			$142	$78	$208	$37
(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges in 2017. During 2016, foreign exchange derivatives accounted for as hedges were classified as cash flow hedges.
The effects of derivative instruments on our Consolidated Statements of Income and Comprehensive Income for OCI for the years ended December 31, 2017 and 2016 are as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Income (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2017	2016	2017	2016
Foreign exchange forwards/options	$(164)	$27	$(122)	$66	(a)
Commodity swaps/options	59	53	43	(30)	(a)
Interest rate derivatives	—	—	(1)	(1)	(b)
Net Investment Hedges
Foreign currency	(49)	28	—	—
	$(154)	$108	$(80)	$35

	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars	2017	2016
Foreign exchange forwards/options	$(40)	$26

(1)	Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold, (b) interest expense or (c) other (income) expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry income (expense).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry income (expense) was nominal during 2017 and 2016. There were no hedges designated as fair value in 2017 and 2016. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $58 million at December 31, 2017.
(8)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at December 31, 2017.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Money market funds (1)	$2	$29	$2	$29	$—	$—	$2	$29
Net derivative contracts	—	—	—	—	(66)	41	(66)	41
Available for sale investments	6	4	22	16	—	—	22	16
Held to maturity investments(2)	60	—	60	—	—	—	60	—
(1) Money market funds are comprised primarily of government obligations and other first tier obligations.
(2) Held to maturity investments are primarily comprised of certificate of deposits with an approximate maturity term of less than six months.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.95 billion and $4.47 billion at December 31, 2017 and 2016, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(9)    STOCKHOLDERS' EQUITY
Comprehensive Income
Comprehensive income primarily includes (1) our reported net earnings, (2) foreign currency translation, (3) changes in the effective portion of our open derivative contracts designated as cash flow or net investment hedges, (4) changes in our unrecognized pension and other postretirement benefits and (5) changes in fair value of our available for sale marketable securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2015, 2016, and 2017, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2014	$(925)	$(7)	$(918)	$10	$(1,840)
Unrealized gain (loss)	(432)	(23)	—	3	(452)
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	(79)	—	(79)
Tax effect	—	—	30	—	30
Other comprehensive income (loss), net of tax	(432)	(23)	(49)	3	(501)
Less: Other comprehensive loss available to noncontrolling interests	(9)	—	—	—	(9)
Other comprehensive income (loss) available to Whirlpool	(423)	(23)	(49)	3	(492)
December 31, 2015	$(1,348)	$(30)	$(967)	$13	$(2,332)
Unrealized gain (loss)	(30)	71	—	(2)	39
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(70)	—	(70)
Tax effect	(17)	(26)	6	—	(37)
Other comprehensive income (loss), net of tax	(47)	45	(64)	(2)	(68)
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	(47)	45	(64)	(2)	(68)
December 31, 2016	$(1,395)	$15	$(1,031)	$11	$(2,400)
Unrealized gain (loss)	32	(4)	—	6	34
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(15)	—	(15)
Tax effect	43	—	7	—	50
Other comprehensive income (loss), net of tax	75	(4)	(8)	6	69
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	75	(4)	(8)	6	69
December 31, 2017	$(1,320)	$11	$(1,039)	$17	$(2,331)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2017	2016	2015
Numerator for basic and diluted earnings per share – net earnings available to Whirlpool	$350	$888	$783
Denominator for basic earnings per share – weighted-average shares	73.3	76.1	78.7
Effect of dilutive securities – stock-based compensation	1.1	1.1	1.0
Denominator for diluted earnings per share – adjusted weighted-average shares	74.4	77.2	79.7
Anti-dilutive stock options/awards excluded from earnings per share	0.6	0.3	0.2
Dividends
Dividends per share paid to shareholders were $4.30, $3.90 and $3.45 during 2017, 2016 and 2015, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Repurchase Program
On April 18, 2016 , our Board of Directors authorized a new share repurchase program of up to $1 billion. For the year ended December 31, 2017, we repurchased 4,010,000 shares at an aggregate purchase price of approximately $700 million under this program. At December 31, 2017, there were no remaining funds authorized under this program.
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion. For the year ended December 31, 2017, we repurchased 305,500 shares at an aggregate purchase price of approximately $50 million under this program. At December 31, 2017, there were approximately $1,950 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
(10)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $48 million, $39 million and $52 million in 2017, 2016, and 2015, respectively. Related income tax benefits recognized in earnings were $16 million, $14 million and $18 million in 2017, 2016, and 2015, respectively.
At December 31, 2017, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $55 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 28 months.
Share-Based Employee Incentive Plans
On April 16, 2013, our stockholders approved the Amended and Restated 2010 Omnibus Stock and Incentive Plan ("2010 OSIP"). This plan was previously adopted by our Board of Directors on February 19, 2013 and provides for the issuance of stock options, performance stock units, performance shares, restricted stock and restricted stock units. No new awards may be granted under the 2010 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2017, approximately 5.1 million shares remain available for issuance under the 2010 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, disability or retirement. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2017, 2016, and 2015 were $44.01, $31.21 and $63.40, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2017	2016	2015
Risk-free interest rate	1.9%	1.2%	1.5%
Expected volatility	32.0%	33.5%	35.5%
Expected dividend yield	2.3%	2.8%	1.4%
Expected option life, in years	5	5	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Option Activity
The following table summarizes stock option activity during 2017:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	2,216	$112.00
Granted	427	177.15
Exercised	(311)	108.80
Canceled or expired	(67)	160.68
Outstanding at December 31	2,265	$123.27
Exercisable at December 31	1,463	$102.01
The total intrinsic value of stock options exercised was $22 million, $20 million, and $48 million for 2017, 2016, and 2015, respectively. The related tax benefits were $8 million, $7 million and $18 million for 2017, 2016, and 2015, respectively. Cash received from the exercise of stock options was $34 million, $26 million, and $38 million for 2017, 2016, and 2015, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2017:

Options in thousands / dollars in millions, except share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	2,163	1,463
Weighted-average exercise price per share	$123.19	$102.01
Aggregate intrinsic value	$112	$106
Weighted-average remaining contractual term, in years	6	4
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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2017, 2016, and 2015 were $164.26, $127.88 and $155.37, respectively. The total fair value of stock units vested during 2017, 2016, and 2015 was $29 million, $33 million and $41 million, respectively.
The following table summarizes stock unit activity during 2017:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	815	$134.21
Granted	307	164.26
Canceled	(57)	158.94
Vested and transferred to unrestricted	(286)	123.95
Non-vested, at December 31	779	$155.17

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nonemployee Director Equity Awards
In 2017, each nonemployee director received an annual grant of Whirlpool common stock, with the number of shares to be issued to the director determined by dividing $130,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders. Nonemployee directors receive a one-time grant of 1,000 shares of Whirlpool common stock made at the time they first join the Board.
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

In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $215 million as of December 31, 2017) in employee-related costs, €25 million (approximately $30 million as of December 31, 2017) in asset impairment costs and €37 million (approximately $44 million as of December 31, 2017) in other associated costs in connection with these actions. We expect these actions will be complete in 2019. We estimate €209 million (approximately $251 million as of December 31, 2017) of the estimated €241 million (approximately $289 million as of December 31, 2017) total cost will result or has resulted in cash expenditures. As of December 31, 2017, €53 million (approximately $64 million) remains to be expensed.

On January 24, 2017 the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company's proposal to restructure its EMEA dryer manufacturing operations. Company management authorized the initiation of such consultations on December 30, 2016.  These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; ending production in 2018 in Amiens, France; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions would be impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur up to approximately €59 million (approximately $71 million as of December 31, 2017) in employee-related costs, approximately €11 million (approximately $13 million as of December 31, 2017) in asset impairment costs and approximately €10 million (approximately $12 million as of December 31, 2017) in other associated costs in connection with these actions. The Company estimates that approximately €69 million (approximately $83 million as of December 31, 2017) of the estimated €79 million (approximately $95 million as of December 31, 2017) total cost will result or has resulted in cash expenditures. As of December 31, 2017, €27 million (approximately $33 million) remains to be expensed.

In the fourth quarter of 2017, the Company announced an initiative to reduce fixed overhead costs by $150 million, which will be implemented in 2018. This initiative primarily impacts our overhead costs, including salary headcount and third-party services. The Company is in the process of implementing certain restructuring actions pursuant to this initiative.

On January 10, 2018, we announced certain restructuring actions related to streamlining operations in our Embraco compressor business.  These actions are expected to result in ceasing operations and ending production at Embraco's Riva Presso Chieri, Turin, Italy facility in 2018, and concentrating the assembly and manufacturing of compressors in Embraco's other manufacturing centers.  The Company currently anticipates that approximately 500 positions are impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur up to approximately €43 million (approximately $50 million as of December 31, 2017) in employee-related costs, approximately €20 million (approximately $25 million as of December 31, 2017) in asset impairment costs and approximately €3 million (approximately $5 million as of December 31, 2017) in other associated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

costs in connection with these actions.  The Company estimates that approximately €46 million (approximately $55 million of December 31, 2017) of the estimated €66 million (approximately $80 million as of December 31, 2017) total cost will result in future cash expenditures.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2017 and 2016:

Millions of dollars	12/31/2016	Charges to Earnings	Cash Paid	Non-Cash and Other	Revision of Estimate	12/31/2017
Employee termination costs	$71	$185	$(125)	$—	$—	$131
Asset impairment costs	—	40	—	(40)	—	—
Facility exit costs	2	28	(28)	—	—	$2
Other exit costs	14	22	(19)	12	—	29
Total	$87	$275	$(172)	$(28)	$—	$162

Millions of dollars	12/31/2015	Charge to Earnings	Cash Paid	Non-cash and Other	Revision of Estimate	12/31/2016
Employee termination costs	$30	$133	$(90)	$(2)	$—	$71
Asset impairment costs	—	17	(1)	(16)	—	—
Facility exit costs	3	15	(16)	—	—	2
Other exit costs	18	8	(12)	—	—	14
Total	$51	$173	$(119)	$(18)	$—	$87

The following table summarizes 2017 restructuring charges by operating segment:

Millions of dollars	2017 Charges
North America	$28
EMEA	190
Latin America	20
Asia	16
Corporate / Other	21
Total	$275

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(12) INCOME TAXES
Income tax expense was $550 million, $186 million, and $209 million in 2017, 2016 and 2015, respectively. The following table summarizes the difference between income tax expense at the United States statutory rate of 35% and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2017	2016	2015
Earnings before income taxes
United States	$671	$605	$555
Foreign	216	509	476
Earnings before income taxes	887	1,114	1,031

Income tax computed at United States statutory rate	310	390	361
U.S. government tax incentives	(13)	(9)	(13)
Foreign government tax incentives, including BEFIEX	(29)	(11)	(19)
Foreign tax rate differential	(14)	(50)	(36)
U.S. foreign tax credits	17	(86)	(103)
Valuation allowances	(68)	(121)	(95)
State and local taxes, net of federal tax benefit	29	20	18
Foreign withholding taxes	41	36	16
U.S. tax on foreign dividends and subpart F income	12	63	57
Settlement of global tax audits	48	(40)	16
U.S. Transition Tax	190	—	—
Changes in enacted tax rates	49	32	—
Other items, net	(22)	(38)	7
Income tax computed at effective worldwide tax rates	$550	$186	$209
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2017, 2016 and 2015:

	2017		2016		2015
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$138	$386	$34	$120	$98	$55
Foreign	213	(233)	167	(154)	181	(143)
State and local	12	34	7	12	10	8
	$363	$187	$208	$(22)	$289	$(80)
Total income tax expense		$550		$186		$209
United States Government Tax Legislation
On December 22, 2017, H.R.1 (the “Tax Cuts and Jobs Act”) was signed into law. Significant provisions impacting Whirlpool's 2017 effective tax rate include the reduction in corporate tax rate from 35% to 21% effective in 2018, and a one-time deemed repatriation (“Transition Tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and impact of the one-time Transition Tax. For the items for which the Company was able to determine a reasonable estimate, it recognized the following provisional impacts. The reduction in corporate tax rate resulted in a one - time tax expense in the amount of $49 million related to the revaluation of our U.S. net deferred tax asset. The Transition Tax resulted in a one-time tax expense in the amount of $190 million. The tax expense recognized represents the Company's best estimate of the impact of the Tax Cuts and Jobs Act. During 2018, the Company will continue to refine the calculations related to both provisional amounts as it gains a more thorough understanding of the tax law, and certain aspects of the Tax Cuts and Jobs Act are clarified by the taxing authorities.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (the "Act") was signed into law. The Act makes permanent certain provisions including the Research and Development Credit. The Act extends through 2019

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

certain provisions including Bonus Depreciation and exempts certain types of income payments between related controlled foreign corporations.
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. However, upon the enactment of the Tax Cuts and Jobs Act, the unremitted earnings of our foreign subsidiaries and affiliates are subject to U.S. tax under the Transition Tax provision. As a result, we recognized a one-time income tax expense in the amount of $190 million. We had previously disclosed in prior periods our plans to distribute foreign earnings from certain foreign subsidiaries that were forecasted to result in tax benefits which were not recognized in the prior period because of their contingent nature. In Q4, we did distribute $89 million of dividends to the U.S. from these foreign subsidiaries. However, as a result of the Tax Cuts and Jobs Act, the distribution did not generate a tax benefit. We are not planning to distribute additional cash related to these earnings. The Company had cash and cash equivalents of approximately $1.2 billion at December 31, 2017, of which substantially all was held by subsidiaries in foreign countries. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
Valuation Allowances
At December 31, 2017, we had net operating loss carryforwards of $4.1 billion, $842 million of which were U.S. state net operating loss carryforwards. Of the total net operating loss carryforwards, $2.8 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2037. As of December 31, 2017, we had $927 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2018 and 2037.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $178 million at December 31, 2017 consists of $156 million of net operating loss carryforward deferred tax assets and $22 million of other deferred tax assets. Our recorded valuation allowance was $150 million at December 31, 2016 and consisted of $128 million of net operating loss carryforward deferred tax assets and $22 million of other deferred tax assets. The increase in our valuation allowance includes $83 million of releases recognized in net earnings, offset by $15 million of additional valuation allowances. The remaining change relates to reclassification within our net deferred tax asset. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.
Settlement of Global Tax Audits
We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant United States federal tax examinations for the years before 2009, or any state, local or foreign income tax examinations by tax authorities for years before 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2017 and 2016:

Millions of dollars	2017	2016
Deferred tax liabilities
Intangibles	$610	$765
Property, net	185	199
LIFO inventory	38	59
Other	177	156
Total deferred tax liabilities	1,010	1,179
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	927	964
Pensions	220	322
Loss carryforwards	880	668
Postretirement obligations	109	144
Foreign tax credit carryforwards	—	310
Research and development capitalization	129	273
Employee payroll and benefits	56	111
Accrued expenses	170	106
Product warranty accrual	55	64
Receivable and inventory allowances	56	59
Other	521	344
Total deferred tax assets	3,123	3,365
Valuation allowances for deferred tax assets	(178)	(150)
Deferred tax assets, net of valuation allowances	2,945	3,215
Net deferred tax assets	$1,935	$2,036
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2017	2016	2015
Balance, January 1	$102	$143	$141
Additions for tax positions of the current year	25	14	12
Additions for tax positions of prior years	110	1	27
Reductions for tax positions of prior years	(1)	(33)	(25)
Settlements during the period	(10)	(20)	(5)
Positions assumed in acquisitions	—	—	—
Lapses of applicable statute of limitation	(7)	(3)	(7)
Balance, December 31	$219	$102	$143
Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $8 million as of December 31, 2017, a net benefit of $19 million in 2016, and a net expense of $5 million in 2015. We have accrued a total of $45 million, $42 million and $63 million at December 31, 2017, 2016 and 2015 , respectively.
It is reasonably possible that certain unrecognized tax benefits of $18 million could be settled with various related jurisdictions during the next 12 months.
(13)    SEGMENT INFORMATION
Our reportable segments are based upon geographic region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

performance based upon each segment's operating income, which is defined as income before interest and sundry (income) expense, interest expense, income taxes, noncontrolling interests, intangible asset impairment and restructuring costs. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and intangible asset impairments, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
We conduct business in three countries - the United States, Brazil, and China - which individually comprised at least 10% of consolidated net sales or long-lived assets within the country in the last three years. The following table summarizes net sales and long-lived assets by geographic area:

Millions of dollars	United States	Brazil	China	All Other Countries	Total
2017:
Sales to external customers	$10,378	$2,079	$824	$7,972	$21,253
Long-lived assets	4,577	356	1,066	3,743	9,742
2016:
Sales to external customers	$9,901	$1,895	$945	$7,977	$20,718
Long-lived assets	4,587	336	981	3,414	9,318
2015:
Sales to external customers	$9,189	$1,915	$1,003	$8,784	$20,891
Long-lived assets	4,558	253	1,038	3,609	9,458
As described above, our chief operating decision maker reviews each operating segment's performance based upon operating income which excludes restructuring costs and intangible asset impairment, if any. Intangible asset impairment and restructuring costs are included in operating profit on a consolidated basis and included in the Other/Eliminations column in the table below:

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2017	11,663	4,881	3,420	1,467	(178)	21,253
2016	11,147	5,148	3,191	1,424	(192)	20,718
2015	10,732	5,601	3,349	1,417	(208)	20,891
Intersegment sales
2017	$198	$118	$183	$289	$(788)	$—
2016	162	67	196	276	(701)	—
2015	218	52	211	271	(752)	—
Depreciation and amortization
2017	$253	$196	$84	$62	$59	$654
2016	261	204	72	63	55	655
2015	259	199	67	61	82	668
Operating profit (loss)
2017	$1,359	$(2)	$244	$(8)	$(457)	$1,136
2016	1,285	158	210	74	(359)	1,368
2015	1,192	197	187	80	(414)	1,242
Total assets
2017	$8,275	$8,781	$2,865	$2,706	$(2,589)	$20,038
2016	8,009	7,497	2,601	2,788	(1,742)	19,153
2015	7,683	7,351	2,260	2,738	(1,022)	19,010
Capital expenditures
2017	$197	$218	$112	$106	$51	$684
2016	199	199	105	68	89	660
2015	243	220	106	47	73	689

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Effective January 1, 2018, the Company realigned the composition of certain segments to align with its new leadership reporting structure. Beginning in the first quarter of 2018, the Company will report its Mexico business as a part of its Latin America segment, and will shift certain adjacent business from the North America segment to the Asia segment. In addition, the chief operating decision maker will evaluate performance based on each segment's earnings before interest and taxes (EBIT), which is defined as operating profit less interest and sundry (income) expense and certain other items that management believes are not indicative of future results. The determination of the Company's reportable segments was not affected by these changes and segment information disclosed prospectively will continue to be based on the same geographic regions that existed prior to this change.
(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
	Dec. 31		Sept. 30		Jun. 30		Mar. 31
Millions of dollars, except per share data	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$5,702	$5,656	$5,418	$5,248	$5,347	$5,198	$4,786	$4,616
Cost of products sold	4,717	4,696	4,503	4,308	4,471	4,229	3,960	3,793
Gross Margin	985	960	915	940	876	969	826	823
Operating profit	267	341	331	374	274	368	264	285
Interest and sundry (income) expense	18	(10)	21	30	23	41	25	32
Net earnings (loss)	(272)	186	272	244	179	342	158	156
Net earnings available to Whirlpool	(268)	180	276	238	189	320	153	150

Per share of common stock:(1)
Basic net earnings	$(3.74)	$2.40	$3.78	$3.14	$2.55	$4.20	$2.05	$1.94
Diluted net earnings	(3.69)	2.36	3.72	3.10	2.52	4.15	2.01	1.92
Dividends	1.10	1.00	1.10	1.00	1.10	1.00	1.00	0.90

Market price range of common stock:(2)
High(3)	$190.73	$185.24	$200.61	$194.10	$202.99	$193.59	$192.00	$180.59
Low(3)	158.80	145.91	167.03	159.55	164.81	152.19	168.14	123.60
Close	168.64	181.77	184.44	162.16	191.62	166.64	171.33	180.34

(1)	The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.
(2) Composite price as reported by the New York Stock Exchange.
(3) Reflects intraday price as reported by the New York Stock Exchange.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures. Whirlpool maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our filings under the Securities Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Whirlpool's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 91 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting".
Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 93 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report.
Information regarding the background of the directors, matters related to the Audit Committee, Section 16(a) compliance, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in our Proxy Statement, which is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics is posted on our website: www.whirlpoolcorp.com (scroll to the bottom of the main page and click on "Policies," then on "Code of Ethics.") Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on this website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 2609
Benton Harbor, MI 49022-2692
Telephone: (269) 923-2641
Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: www.whirlpoolcorp.com (scroll to the bottom of the main page and click on "Policies.") Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors can be found under the captions "Nonemployee Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation Tables," "Pay Ratio Disclosure," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in our Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the security ownership of any person that we know to beneficially own more than 5% of Whirlpool stock and by each Whirlpool director, each Whirlpool named executive officer, and all directors and executive officers as a group, can be found under the captions "Security Ownership" and "Beneficial Ownership" in the Proxy Statement, which is incorporated herein by reference. Information relating to securities authorized under equity compensation plans can be found under the caption "Equity Compensation Plan Information" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions (if any) and the independence of Whirlpool's directors, can be found under the captions "Related Person Transactions" and "Board of Directors and Corporate Governance - Board of Directors and Committees" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our auditors and the Audit Committee's pre-approval policies can be found under the caption "Matters Relating to Independent Registered Public Accounting Firm" in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II—Valuation and Qualifying Accounts" is contained on page 94 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 84 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2017

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
By-Laws of Whirlpool Corporation (amended and restated effective October 18, 2016). [Incorporated by reference from Exhibit 3.2 to the Company's Form 8-K (Commission file number 1-3932) filed on October 21, 2016]

4(i)
The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of each issue of long-term debt of the registrant and its subsidiaries.

4(ii)
Indenture dated as of April 15, 1990 between Whirlpool Corporation and Citibank, N.A. [Incorporated by reference from Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Commission file number 33-40249) filed on May 6, 1991]

4(iii)
Indenture dated as of March 20, 2000 between Whirlpool Corporation and U.S. Bank, National Association (as successor to Citibank, N.A.) [Incorporated by reference from Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Commission file number 333-32886) filed on March 21, 2000]

4(iv)
Indenture dated as of June 15, 1987 between Maytag Corporation and The First National Bank of Chicago. [Incorporated by reference from Maytag Corporation's Quarterly Report on Form 10-Q (Commission file number 1-00655) for the quarter ended June 30, 1987]

4(v)
Ninth Supplemental Indenture dated as of October 30, 2001 between Maytag Corporation and Bank One, National Association. [Incorporated by reference from Exhibit 4.1 to Maytag Corporation's Form 8-K (Commission file number 1-00655) filed on October 31, 2001]

4(vi)
Tenth Supplemental Indenture dated as of December 30, 2010, between Maytag Corporation, Whirlpool Corporation and The Bank of New York Mellon Trust Company, N.A. [Incorporated by reference from Exhibit 4(vi) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2010]

4(vii)
Indenture, dated November 2, 2016, among Whirlpool Finance Luxembourg S.à. r.l., Whirlpool Corporation and U.S. Bank National Association. [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on November 2, 2016]

10(i)(a)
Share Purchase Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, and Antonella Merloni [Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(b)
Share Purchase Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Fines S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, Ester Merloni, Vittorio Merloni and Antonella Merloni [Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(c)
Share Purchase Agreement dated July 10, 2014 between Whirlpool Corporation and Claudia Merloni [Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(d)
Exclusivity Agreement dated July 10, 2014 among Whirlpool Corporation and Fineldo S.p.A., Fines S.p.A., Vittorio Merloni, Franca Carloni, Aristide Merloni, Andrea Merloni, Maria Paola Merloni, Antonella Merloni, and Ester Merloni [Incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(e)
Amendment dated October 14, 2014 to Share Purchase Agreement dated July 10, 2014, among Whirlpool Italia Holdings S.r.l., Whirlpool Corporation and Fineldo S.p.A., Franca Carloni, Andrea Merloni, Aristide Merloni, Maria Paola Merloni, and Antonella Merloni [Incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2014]

10(i)(f)
Third Amended and Restated Long-Term Five-Year Credit Agreement dated as of May 17, 2016 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., certain Financial Institutions and JPMorgan Chase Bank, N.A. as Administrative Agent, The Royal Bank of Scotland PLC, BNP Paribas and Citibank, N.A. as Syndication Agents, and J.P. Morgan Securities LLC, RBS Securities Inc., BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners [Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended June 30, 2016]

10(i)(g)
Consent to Commitment Increase dated September 27, 2017 by and between Whirlpool Corporation and JPMorgan Chase Bank, N.A., as Administrative Agent, and form of consent by certain Financial Institutions [Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2017]

10(i)(h)
Request for Extension dated September 8, 2017 by the Company and form of consent to Extension dated September 27, 2017 by certain Financial Institutions to JPMorgan Chase Bank, N.A., as Administrative Agent [Incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2017]

10(iii)(a)
Whirlpool Corporation Nonemployee Director Stock Ownership Plan (amended as of February 16, 1999, effective April 20, 1999) (Z) [Incorporated by reference from Exhibit A to the Company's Proxy Statement (Commission file number 1-3932) for the 1999 annual meeting of stockholders]

10(iii)(b)
Whirlpool Corporation Charitable Award Contribution and Additional Life Insurance Plan for Directors (effective April 20, 1993) (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1994]

10(iii)(c)
Whirlpool Corporation Deferred Compensation Plan for Directors (as amended effective January 1, 1992 and April 20, 1993) (Z) [Incorporated by reference from Exhibit 10(iii)(f) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(d)
Whirlpool Corporation Deferred Compensation Plan II for Non-Employee Directors (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(e) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(e)
Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2005) (Z) [Incorporated by reference from Exhibit 99.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 21, 2005]

10(iii)(f)
Amendment of the Whirlpool Corporation Nonemployee Director Equity Plan (effective January 1, 2008) (Z) [Incorporated by reference to Exhibit 10(iii)(a) to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) filed on April 24, 2008]

10(iii)(g)
Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) filed on April 24, 2008]

10(iii)(h)	Nonemployee Director Stock Option Form of Agreement (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(i)
Whirlpool Corporation 2007 Omnibus Stock and Incentive Plan (effective January 1, 2007) (Z) [Incorporated by reference from Annex A to the Company's Proxy Statement (Commission file number 1-3932) for the 2007 annual meeting of stockholders filed on March 12, 2007]

10(iii)(j)
Omnibus Equity Plans 409A Amendment (effective December 19, 2008) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(k)	Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 26, 2010]

10(iii)(l)
Whirlpool Corporation Amended and Restated 2010 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Commission file number 333-187948) filed on April 16, 2013]

10(iii)(m)
Form of Agreement for the Whirlpool Corporation Career Stock Grant Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10(iii)(q) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1995]

10(iii)(n)
Form of Amendment to Whirlpool Corporation Career Stock Grant Agreement (Z) [Incorporated by reference from Exhibit 10(iii)(p) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(o)
Form of Stock Option Grant Document for the Whirlpool Corporation Stock Option Program (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans)(Rev. 02/17/04) (Z) [Incorporated by reference from Exhibit 10(i) to the Company's Form 8-K (Commission file number 1-3932) filed on January 25, 2005]

10(iii)(p)
Form of Restricted Stock Unit Agreement (pursuant to one or more of Whirlpool's Omnibus Stock and Incentive Plans) (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 21, 2010]

10(iii)(q)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(r)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(s)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant (Z) [Incorporated by reference from Exhibit 10(iii)(c) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(t)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award (Z) [Incorporated by reference from Exhibit 10(iii)(d) to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2011]

10(iii)(u)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2012]

10(iii)(v)
Whirlpool Corporation 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit / Performance Unit Grant Document (Z) [Incorporated by reference from Exhibit 10(iii)(b) to the Company's form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2012]

10(iii)(w)	Form of Compensation and Benefits Assurance Agreements (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on August 23, 2010]

10(iii)(x)
Whirlpool Corporation Executive Deferred Savings Plan (as amended effective January 1, 1992) (Z) [Incorporated by reference from Exhibit 10(iii)(n) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 1993]

10(iii)(y)
Whirlpool Corporation Executive Deferred Savings Plan II (as amended and restated, effective January 1, 2009), including Supplement A, Whirlpool Executive Restoration Plan (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(y) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(z)
Amendment to the Whirlpool Corporation Executive Deferred Savings Plan II (dated December 21, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(x) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2009]

10(iii)(aa)
Whirlpool Retirement Benefits Restoration Plan (as amended and restated effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(dd) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(bb)
Whirlpool Supplemental Executive Retirement Plan (as amended and restated, effective January 1, 2009) (Z) [Incorporated by reference from Exhibit 10(iii)(ee) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2008]

10(iii)(cc)	Whirlpool Corporation Form of Indemnity Agreement (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 23, 2006]

10(iii)(dd)
Whirlpool Corporation Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10(iii)(a) to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2014]

10(iii)(ee)	Whirlpool Corporation 2014 Executive Performance Excellence Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 17, 2014]

10(iii)(ff)
Agreement dated May 1, 2012 by and between Whirlpool Corporation and Mr. João Carlos Costa Brega (Z) [Incorporated by reference from Exhibit 10(iii)(ii) to the Company's Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2015]

10(iii)(gg)
Transition Agreement, dated June 22, 2016, between Whirlpool Corporation and Larry M. Venturelli. [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 24, 2016]

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

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 13, 2018
James W. Peters Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JEFF M. FETTIG	Director and Chairman of the Board
Jeff M. Fettig

/s/ MARC R. BITZER	Director, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James W. Peters

/s/ JOSEPH A. LOVECHIO	Vice President and Corporate Controller (Principal Accounting Officer)
Joseph A. Lovechio

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

MICHAEL F. JOHNSTON*	Director
Michael F. Johnston

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

WILLIAM D. PEREZ*	Director
William D. Perez

LARRY O. SPENCER*	Director
Larry O. Spencer

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 13, 2018
James W. Peters

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
The financial statements were prepared from the Company's accounting records, books and accounts which, in reasonable detail, accurately and fairly reflect all material transactions. The Company maintains a system of internal controls designed to provide reasonable assurance that the Company's books and records, and the Company's assets are maintained and accounted for, in accordance with management's authorizations. The Company's accounting records, compliance with policies and internal controls are regularly reviewed by an internal audit staff.
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
February 13, 2018

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Whirlpool Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934. Whirlpool's internal control system is designed to provide reasonable assurance to Whirlpool's management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2017.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 93.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 13, 2018	February 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 13, 2018

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2017, 2016 and 2015
(Millions of dollars)

COL. A	COL. B	COL. C			COL. D	COL. E
		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition Impact	Charged to Other Accounts / Other	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2017:	$185	73	—	—	(101)	$157
Year Ended December 31, 2016:	$160	57	—	—	(32)	$185
Year Ended December 31, 2015:	$154	5	24	—	(23)	$160
Deferred tax valuation allowance (2)
Year Ended December 31, 2017:	$150	(64)	—	—	92	$178
Year Ended December 31, 2016:	$286	(121)	—	—	(15)	$150
Year Ended December 31, 2015:	$308	(95)	—	—	73	$286
(1) - With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. Recoveries were nominal for 2017, 2016 and 2015.
(2) - For additional information about our deferred tax valuation allowances, refer to Note 12 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]