Form 10-Q
period 2018-03-31
WHIRLPOOL CORP /DE/
filed 2018-04-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 20, 2018
Common stock, par value $1 per share	70,794,593

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2018

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
Additional information concerning these and other factors can be found in "Risk Factors" in Part II, Item 1A of this report.
Unless otherwise indicated, the terms "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.

Website Disclosure
We routinely post important information for investors on our website, whirlpoolcorp.com, in the "Investors" section. We intend to use this webpage as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our webpage is not incorporated by reference into, and is not a part of, this document.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2018	2017
Net sales	$4,911	$4,786
Expenses
Cost of products sold	4,099	3,960
Gross margin	812	826
Selling, general and administrative	505	499
Intangible amortization	20	17
Restructuring costs	144	46
Operating profit	143	264
Other (income) expense
Interest and sundry (income) expense	(8)	25
Interest expense	42	41
Earnings before income taxes	109	198
Income tax expense	15	40
Net earnings	94	158
Less: Net earnings available to noncontrolling interests	—	5
Net earnings available to Whirlpool	$94	$153
Per share of common stock
Basic net earnings available to Whirlpool	$1.31	$2.05
Diluted net earnings available to Whirlpool	$1.30	$2.01
Dividends declared	$1.10	$1.00
Weighted-average shares outstanding (in millions)
Basic	71.2	74.8
Diluted	72.1	76.0

Comprehensive income	$99	$238

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,041	$1,196
Accounts receivable, net of allowance of $161 and $157, respectively	2,657	2,665
Inventories	3,346	2,988
Prepaid and other current assets	1,047	1,081
Total current assets	8,091	7,930
Property, net of accumulated depreciation of $6,982 and $6,825, respectively	3,970	4,033
Goodwill	3,157	3,118
Other intangibles, net of accumulated amortization of $503 and $476, respectively	2,604	2,591
Deferred income taxes	2,170	2,013
Other noncurrent assets	347	353
Total assets	$20,339	$20,038
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,643	$4,797
Accrued expenses	695	674
Accrued advertising and promotions	574	853
Employee compensation	382	414
Notes payable	1,060	450
Current maturities of long-term debt	632	376
Other current liabilities	957	941
Total current liabilities	8,943	8,505
Noncurrent liabilities
Long-term debt	4,190	4,392
Pension benefits	996	1,029
Postretirement benefits	348	352
Other noncurrent liabilities	642	632
Total noncurrent liabilities	6,176	6,405
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 71 million shares outstanding	112	112
Additional paid-in capital	2,754	2,739
Retained earnings	7,440	7,352
Accumulated other comprehensive loss	(2,344)	(2,331)
Treasury stock, 41 million shares	(3,673)	(3,674)
Total Whirlpool stockholders' equity	4,289	4,198
Noncontrolling interests	931	930
Total stockholders' equity	5,220	5,128
Total liabilities and stockholders' equity	$20,339	$20,038

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2018	2017
Operating activities
Net earnings	$94	$158
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	177	163
Changes in assets and liabilities:
Accounts receivable	85	14
Inventories	(375)	(415)
Accounts payable	(259)	(159)
Accrued advertising and promotions	(287)	(228)
Accrued expenses and current liabilities	(28)	6
Taxes deferred and payable, net	(40)	(38)
Accrued pension and postretirement benefits	(16)	(18)
Employee compensation	(24)	65
Other	(40)	17
Cash used in operating activities	(713)	(435)
Investing activities
Capital expenditures	(66)	(88)
Proceeds from sale of assets and business	6	3
Proceeds from held-to-maturity securities	60	—
Investment in related businesses	(2)	—
Other	(1)	(1)
Cash used in investing activities	(3)	(86)
Financing activities
Repayments of long-term debt	(4)	(255)
Net proceeds from short-term borrowings	599	800
Dividends paid	(78)	(73)
Repurchase of common stock	—	(150)
Common stock issued	5	23
Other	—	(6)
Cash provided by financing activities	522	339
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	26
Decrease in cash, cash equivalents and restricted cash	(169)	(156)
Cash, cash equivalents and restricted cash at beginning of period	1,293	1,240
Cash, cash equivalents and restricted cash at end of period	$1,124	$1,084

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2017.
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
Adoption of New Accounting Standards
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. Under the modified retrospective method, we recognized the cumulative effect of initially applying the new revenue standard as an increase to the opening balance of retained earnings. This adjustment did not have a material impact on our financial statements. For additional information on the required disclosures related to the impact of adopting this standard, see Note 2 of the Consolidated Condensed Financial Statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company adopted the accounting standard on January 1, 2018 and recognized a $56 million increase to the opening balance of retained earnings.
We adopted the following standards, none of which have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2016-01	Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018
2016-04	Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products	January 1, 2018
2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-18	Statement of Cash Flows (Topic 230): Restricted Cash	January 1, 2018
2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 1, 2018
2017-09	Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting	January 1, 2018

All other new issued and effective accounting standards during 2018 were not relevant or material to the Company.
Accounting Pronouncements Issued But Not Yet Effective
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The new standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income as a result of the tax reform. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. The Company is currently evaluating the impact of adopting this guidance.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new standard, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company is currently evaluating the impact of adopting this guidance.
All other issued and not yet effective accounting standards are not relevant or material to the Company.
(2)    REVENUE RECOGNITION

Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606 using the modified retrospective method. Under the modified retrospective method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on our Consolidated Condensed Financial Statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition ("Topic 605"). The adoption of Topic 606 did not have a material impact on our Consolidated Condensed Statements of Comprehensive Income and Consolidated Condensed Balance Sheets.

The adoption of Topic 606 represents a change in accounting principle that will provide financial statement readers with enhanced revenue recognition disclosures. In accordance with Topic 606, revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. To achieve this core principle, the Company applies the following five steps:

1. Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an agreement with a customer that defines each party's rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) both parties to the contract are committed to perform their respective obligations, (iii) the contract has commercial substance, and (iv) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's payment history or, in the case of a new customer, published credit and financial information pertaining to the customer.

2. Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products or services, the Company must apply judgment to determine whether promised products or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard.

3. Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price is variable, revenue is recognized at an amount equal the consideration to which the Company expects to be entitled. This estimate includes customer sales incentives which are accounted for as a reduction to revenue and estimated using either the expected value method or the most likely amount method, depending on the nature of the program. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

In practice, we do not offer extended payment terms beyond one year to customers. As such, we do not adjust our consideration for financing arrangements.

4. Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless a portion of the variable consideration related to the contract is allocated entirely to a performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source (in millions). We sell products within all product categories in each operating segment. Revenues related to compressors are fully reflected in our Latin America segment. For additional information on the disaggregated revenues by geographical markets, see Note 14 of the Notes to the Consolidated Condensed Financial Statements.

Three Months Ended March 31,
Millions of dollars	2018
Major product categories:
Laundry	$1,562
Refrigeration	1,291
Cooking	1,049
Dishwashing	396
Total major product category net sales	$4,298
Compressors	296
Spare parts and warranties	273
Other	44
Total net sales	$4,911

Major Product Category Sales

Whirlpool Corporation manufactures and markets a full line of home appliances and related products and services. Our major product categories include the following: refrigeration, laundry, cooking, and dishwashing. The refrigeration product category includes refrigerators, freezers, ice makers and refrigerator water filters. The laundry product category includes laundry appliances and related laundry accessories. The cooking category includes cooking appliances and other small domestic appliances. The dishwashing product category includes dishwasher appliances and related accessories. In addition, we also produce hermetic compressors for refrigeration systems which is not considered a major product category.

For product sales, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. We do not have any additional performance obligations other than product sales that are material in the context of the contract. The amount of consideration we receive and revenue we recognize varies due to sales incentives and returns we offer to our customers. When we give our customers the right to return eligible products, we reduce revenue for our estimate of the expected returns which is primarily based on an analysis of historical experience.

Spare Parts & Warranties

Spare parts are primarily sold to parts distributors and retailers, with a small number of sales to end consumers. For spare part sales, we transfer control and recognize a sale when we ship the product to our customer or when the customer receives product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. We do not have any additional performance obligations other than spare part sales that are material in the context of the contract. The amount of consideration we receive and revenue we recognize varies due to sales incentives and returns we offer to our customers. When we give our customers the right to return eligible products, we reduce revenue for our estimate of the expected returns which is primarily based on an analysis of historical experience.

Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company offers certain limited warranties that are assurance type warranties and extended service arrangements that are service type warranties. Assurance type warranties are not accounted for as separate performance obligations under the revenue model. If a service type warranty is sold with a product or separately, revenue is recognized over the life of the warranty. The Company evaluates warranty offerings in comparison to industry standards and market expectations to determine appropriate warranty classification. Industry standards and market expectations are determined by jurisdictional laws, competitor offerings and customer expectations. Market expectations and industry standards can vary based on product type and geography. The Company primarily offers assurance type warranties.

Whirlpool sells certain extended service arrangements separately from the sale of products. Whirlpool acts as a sales agent under some of these arrangements whereby the Company receives a fee that is recognized as revenue upon the sale of the extended service arrangement. The Company is also the principal for certain extended service arrangements. Revenue related to these arrangements is recognized ratably over the contract term.

Other Revenue

Other revenue sources include subscription arrangements and licenses as described below.

The Company has a water subscription business in our Latin America segment which provides the customer with a water filtration system that is delivered to the consumer's home. Our water subscription contracts represent a performance obligation that is satisfied over time and revenue is recognized as the performance obligation is completed. The installation and maintenance of the water filtration system are not distinct services in the context of the contract (i.e., the customer views all activities associated with the arrangement as one singular value proposition). The contract term is generally less than one year for these arrangements and revenue is recognized based on the monthly invoiced amount which directly corresponds to the value of our performance completed to date.

We license our brands in arrangements that do not include other performance obligations. Whirlpool licensing provides a right of access to the Company's intellectual property throughout the license period. Whirlpool recognizes licensing revenue over the life of the license contract as the underlying sale or usage occurs. As a result, we recognize revenue for these contracts at the amount which directly corresponds to the value provided to the customer.

Costs to Obtain or Fulfill a Contract

We do not capitalize costs to obtain a contract because a nominal number of contracts have terms that extend beyond one year. The Company does not have a significant amount of capitalized costs related to fulfillment.

Sales Tax and Other Non Income Taxes

The Company is subject to certain non income taxes in certain jurisdictions including but not limited to sales tax, value added tax, excise tax and other taxes we collect concurrent with revenue-producing activities that are excluded from the transaction price, and therefore, excluded from revenue.

Financial Statement Impact of Adopting Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective method. In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Prior to the adoption of Topic 606, the excise taxes in our Brazilian operations were reflected in revenue. In accordance with Topic 606, we made a policy election to exclude non-income taxes from the transaction price. As a result, these credits in 2018 are reflected in other income. For additional information, see Note 2 of the Consolidated Condensed Financial Statements. Based on our evaluation, we determined no significant changes are required to our business processes, systems and controls to effectively report revenue recognition under the new standard. Adoption of the new standard does not materially change the timing or amount of revenue recognized in our Consolidated Condensed Financial Statements.

(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	1,041	951
Restricted cash included in prepaid and other current assets	49	45
Restricted cash included in other noncurrent assets	34	88
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,124	$1,084
*Change in restricted cash resulted in realization of foreign currency translation adjustments of ($3 million) and ($1 million), respectively, for the three months ended March 31, 2018 and 2017.

	December 31,
Millions of dollars	2017	2016
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	1,196	1,085
Restricted cash included in prepaid and other current assets	48	45
Restricted cash included in other noncurrent assets	49	110
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,293	$1,240

Restricted cash can only be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014.
(4)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	March 31, 2018	December 31, 2017
Finished products	$2,716	$2,374
Raw materials and work in process	745	725
	3,461	3,099
Less: excess of FIFO cost over LIFO cost	(115)	(111)
Total inventories	$3,346	$2,988
LIFO inventories represented 39% and 38% of total inventories at March 31, 2018 and December 31, 2017, respectively.

(5)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of March 31, 2018 and December 31, 2017:

Millions of dollars	March 31, 2018	December 31, 2017
Land	$125	$123
Buildings	1,810	1,789
Machinery and equipment	9,017	8,946
Accumulated depreciation	(6,982)	(6,825)
Property, plant and equipment, net	$3,970	$4,033
During the three months ended March 31, 2018, we disposed of buildings, machinery and equipment no longer in use with a net book value of $9 million.
(6)    FINANCING ARRANGEMENTS
Debt Offering
On November 9, 2017, Whirlpool Finance Luxembourg S.à. r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a debt offering of €600 million (approximately $699 million as of the date of issuance) principal amount of 1.100% notes due in 2027. The Company has fully and unconditionally guaranteed these notes. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions.  In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No.333-203704-1) filed with the Securities and Exchange Commission on October 25, 2016.
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
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $308 million at March 31, 2018 and $300 million at December 31, 2017), maturing in 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $301 million at March 31, 2018 and $302 million at December 31, 2017), maturing through 2018.
We had no borrowings outstanding under the committed credit facilities at March 31, 2018 or December 31, 2017.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at March 31, 2018 and December 31, 2017, respectively.

Millions of dollars	March 31, 2018	December 31, 2017
Commercial paper	$765	$401
Short-term borrowings due to banks	295	49
Total notes payable	$1,060	$450
(7)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, our compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco has resolved government investigations in various jurisdictions as well as all related civil lawsuits in the United States and all agreed payments relating to such resolutions have been made. Embraco also has resolved certain other claims and certain claims remain pending.
At March 31, 2018, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters are subject to many variables, and cannot be predicted. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Prior to the adoption of Topic 606, the excise taxes in our Brazilian operations were reflected in revenue. In accordance with Topic 606, we made a policy election to exclude non-income taxes from the transaction price. As a result, these credits in 2018 are reflected in other income. For additional information, see Note 2 of the Consolidated Condensed Financial Statements.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which decision has been appealed by the Brazilian government. Based on this ruling, we are entitled to recognize $72 million in additional credits. We monetized $42 million of BEFIEX credits during the twelve months ended December 31, 2017 and $22 million during the three months ended March 31, 2018. As of March 31, 2018, approximately $8 million BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We are disputing these tax assessment matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these BEFIEX credits and, based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2018. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $568 million as of March 31, 2018).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 244 million Brazilian reais (approximately $73 million as of March 31, 2018), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Among other arguments, the government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2018, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 223 million Brazilian reais (approximately $67 million as of March 31, 2018). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2018.
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
We also filed legal actions to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million as of December 31, 2017). Approximately $260 million in face value of credits related to this litigation remain. While the Company's recovery with respect to the remaining litigation may be material, there is substantial uncertainty about both the amount and timing of any recovery.
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.
Other Litigation
We are currently vigorously defending a number of lawsuits in federal and state courts in the U.S. related to the manufacture and sale of our products which include class action allegations, and have and may become involved in similar actions in other jurisdictions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection laws. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions in the U.S. and other jurisdictions around the world arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial statements.

Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France. The investigation includes a number of manufacturers, including the Whirlpool and Indesit operations in France. The Company is cooperating with this investigation.

The FCA has split its investigation into two parts. With respect to the first part, on April 4, 2018, the Company received a Statement of Objections ("SO") alleging competition law infringements regarding sales of major domestic appliances in France. An SO is a formal legal step in French competition law proceedings and does not prejudge the final outcome of the matter. The second part of the FCA's investigation is ongoing, but at a less advanced stage.

The Company is carefully reviewing the SO and evaluating its options, which includes exploring settlement negotiations in accordance with applicable FCA procedures. In March 2018, the FCA published draft guidelines – which are subject to change – for a new settlement procedure. Under these guidelines, a party that receives an SO can ask the FCA to use the settlement procedure, but the FCA is not obligated to do so. A settlement can include a variety of financial and non-financial elements. In addition, the FCA has publicly stated that it is not inclined to settle with one party unless and until all recipients of an SO participate in the settlement.

Unless the deadline is extended, any settlement must be concluded within two-months of receipt of the SO. In addition, any settlement with the FCA is subject to subsequent approval by the FCA's College of Commissioners. Any potential settlement would involve many variables and there is no assurance that any agreement will be reached. If no settlement is reached, the Company intends to vigorously defend the claims alleged in the SO.

In accordance with applicable accounting standards, the Company may accrue certain amounts during the pendency of this matter, and such charges may be material. Although it is currently not possible to assess the impact this matter may have on our Consolidated Financial Statements, the resolution of this matter could have a material adverse effect on our financial statements in any particular reporting period.
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2018	2017	2018	2017	2018	2017
Balance at January 1	$277	$251	$—	$69	$277	$320
Issuances/accruals during the period	85	87	—	—	85	87
Settlements made during the period/other	(83)	(89)	—	(26)	(83)	(115)
Balance at March 31	$279	$249	$—	$43	$279	$292

Current portion	$202	$184	$—	$43	$202	$227
Non-current portion	77	65	—	—	77	65
Total	$279	$249	$—	$43	$279	$292

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

As part of that process, in 2015, Whirlpool engaged in thorough investigations of incident reports associated with two of its dryer production platforms developed by Indesit. These dryer production platforms were developed prior to Whirlpool's acquisition of Indesit in October 2014. During 2017, the corrective action was substantially complete and any remaining charges related to the action were recorded under product warranty for 2018.

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At March 31, 2018 and December 31, 2017, the guaranteed amounts totaled $202 million and $284 million, respectively. Our subsidiary insures against credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.8 billion as of March 31, 2018 and December 31, 2017. Our total outstanding bank indebtedness under guarantees was $95 million at March 31, 2018 and $49 million December 31, 2017, respectively.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$1	$1	$2	$2
Interest cost	30	34	6	5	4	4
Expected return on plan assets	(43)	(44)	(8)	(7)	—	—
Amortization:
Actuarial loss	13	12	3	2	—	—
Prior service cost (credit)	(1)	(1)	—	—	3	(4)
Net periodic cost	$—	$2	$2	$1	$9	$2

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Operating profit (loss)	$1	$1	$1	$1	$2	$2
Interest and sundry (income) expense	(1)	1	1	—	7	—
Net periodic benefit cost (credit)	$—	$2	$2	$1	$9	$2

During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million, of which approximately $87 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted. We disagree with plaintiffs' assertion and are continuing to vigorously defend our position, including through any necessary appeal process. However, an unfavorable final result could require us to immediately reverse the benefit we have recognized to that point, and remeasure the associated postretirement benefit obligation, the impact of which will depend on timing and the actuarial assumptions then in effect.

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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2018 and December 31, 2017, there were no outstanding interest rate swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at March 31, 2018 and December 31, 2017:

	Notional (Local)		Notional (USD)		Current Maturity
Instrument	2018	2017	2018	2017
Senior note - 0.625%	€500	€500	$616	$600	March 2020
Commercial Paper	€150	€150	$185	$180	April 2018
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$394	$366	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of March 31, 2018 and December 31, 2017, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at March 31, 2018 and December 31, 2017:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2018	2017	2018	2017	2018	2017		2018	2017
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,179	$3,113	$13	$55	$145	$157	(CF/NI)	53	56
Commodity swaps/options	271	269	14	29	4	1	(CF)	33	36
Total derivatives accounted for as hedges			$27	$84	$149	$158
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$3,255	$3,390	$20	$58	$31	$50	N/A	30	33
Commodity swaps/options	1	1	—	—	—	—	N/A	2	5
Total derivatives not accounted for as hedges			20	58	31	50
Total derivatives			$47	$142	$180	$208

Current			$41	$89	$55	$81
Noncurrent			6	53	125	127
Total derivatives			$47	$142	$180	$208
(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three months ended as follows:

	Three Months Ended March 31,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2018	2017	2018	2017
Foreign exchange forwards/options	$—	$(10)	$(2)	$(5)	(a)
Commodity swaps/options	(10)	15	13	10	(a)
Interest rate derivatives	—	—	—	—	(b)

Net Investment Hedges
Foreign currency	(52)	—	—	—
	$(62)	$5	$11	$5

			Three Months Ended March 31,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2018	2017
Foreign exchange forwards/options			$(60)	$(38)

(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry (income) expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2018 and 2017. There were no hedges designated as fair value for the periods ended March 31, 2018 and 2017. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $44 million at March 31, 2018.
(10)    FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. We had no (Level 3) assets or liabilities at March 31, 2018.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are as follows:

			Fair Value
	Total Cost Basis		Level 1		Level 2		Total
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Money market funds(1)	$302	$255	$3	$2	$299	$253	$302	$255
Net derivative contracts	—	—	—	—	(133)	(66)	(133)	(66)
Available for sale investments	7	6	21	22	—	—	21	22
Held-to-maturity investments (2)	—	60	—	—	—	60	—	60
(1)Money market funds are comprised primarily of government obligations or timed deposits with banks and other first tier obligations.

(2) Held-to-maturity investments are primarily comprised of certificates of deposit with an approximate maturity term of less than six months.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.91 billion and $4.95 billion at March 31, 2018 and December 31, 2017, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2018			2017
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$26	$1	$27	$74	$—	$74
Cash flow and net investment hedges	(64)	16	(48)	3	(3)	—
Pension and other postretirement benefits plans	37	(11)	26	9	(1)	8
Available for sale securities	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	(1)	6	5	84	(4)	80
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	(1)	—	(1)
Other comprehensive income (loss) available to Whirlpool	$(2)	$6	$4	$85	$(4)	$81

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2018:

Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$(5)	Cost of products sold
Cash flow hedges, pre-tax	(6)	Interest and sundry (income) expense
Pension and postretirement benefits, pre-tax	18	Interest and sundry (income) expense
The following table summarizes the changes in stockholders' equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2017	$5,128	$4,198	$930
Net earnings	94	94	—
Other comprehensive income	5	4	1
Comprehensive income	99	98	1
Adjustment to beginning retained earnings (1)	72	72	—
Adjustment to beginning accumulated other comprehensive loss	(17)	(17)	—
Common stock	—	—	—
Treasury stock	1	1	—
Additional paid-in capital	15	15	—
Dividends declared on common stock	(78)	(78)	—
Stockholders' equity, March 31, 2018	$5,220	$4,289	$931

(1) Increase to beginning retained earnings is due to the following accounting standard adoptions: ASU 2014-09 [increase of approximately $0.4M], ASU 2016-01 [increase of approximately $17M] and ASU 2016-16 [increase of approximately $56M]. For additional information regarding the adoption of these accounting standards, see Note 1 of the Consolidated Condensed Financial Statements.
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2018	2017
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$94	$153
Denominator for basic earnings per share - weighted-average shares	71.2	74.8
Effect of dilutive securities – share-based compensation	0.9	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	72.1	76.0
Anti-dilutive stock options/awards excluded from earnings per share	0.9	0.5
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2018, we made no share repurchases. As of March 31, 2018, there were approximately $1.95 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
(12)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $221 million as of March 31, 2018) in employee-related costs, €25 million (approximately $31 million as of March 31, 2018) in asset impairment costs, and €37 million (approximately $46 million as of March 31, 2018) in other associated costs in connection with these actions. We expect these actions will be complete in 2019. We estimate €209 million (approximately $257 million as of March 31, 2018) of the estimated €241 million (approximately $297 million as of March 31, 2018) total cost will result in cash expenditures. As of March 31, 2018, €41 million (approximately $50 million) remains to be expensed.
On January 24, 2017, the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company's proposal to restructure its EMEA dryer manufacturing operations. Company management authorized the initiation of such consultations on December 30, 2016.  These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; ending production in 2018 in Amiens, France; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions would be impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur approximately €59 million (approximately $73 million as of March 31, 2018) in employee-related costs, approximately €11 million (approximately $14 million as of March 31, 2018) in asset impairment costs, and approximately €10 million (approximately $12 million as of March 31, 2018) in other associated costs in connection with these actions.  The Company estimates that approximately €69 million (approximately $85 million as of March 31, 2018) of the estimated €79 million (approximately $97 million as of March 31, 2018) total cost will result in future cash expenditures. As of March 31, 2018, €24 million (approximately $29 million) remains to be expensed.
In the fourth quarter of 2017, the Company announced an initiative to reduce fixed overhead costs by $150 million, which will be implemented in 2018. This initiative primarily impacts our overhead costs, including salary headcount and third-party services. The Company is in the process of implementing certain restructuring actions pursuant to this initiative. As part of this initiative on January 10, 2018, the Company announced certain restructuring actions related to streamlining operations in our Embraco compressor business.  These actions are expected to result in ceasing operations and ending production at Embraco's Riva Presso Chieri, Turin, Italy facility in 2018, and concentrating the assembly and manufacturing of compressors in Embraco's other manufacturing centers.  The Company currently anticipates that approximately 500 positions are impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur up to approximately €43 million (approximately $53 million as of March 31, 2018) in employee-related costs, approximately €20 million (approximately $25 million as of March 31, 2018) in asset impairment costs and approximately €3 million (approximately $4 million as of March 31, 2018) in other associated costs in connection with these actions.  The Company estimates that approximately €46 million (approximately $57 million as of March 31, 2018) of the estimated €66 million (approximately $81 million as of March 31, 2018) total cost will result in future cash expenditures. As of March 31, 2018, €14 million (approximately $17 million) remains to be expensed.
The following table summarizes the change to our restructuring liability for the period ended March 31, 2018:

Millions of dollars	December 31, 2017	Charge to Earnings	Cash Paid	Non-cash and Other	March 31, 2018
Employee termination costs	$131	$118	$(62)	$—	$187
Asset impairment costs	—	15	—	(15)	—
Facility exit costs	2	7	(9)	—	—
Other exit costs	29	4	(6)	3	30
Total	$162	$144	$(77)	$(12)	$217
The following table summarizes the restructuring charges by operating segment as of March 31, 2018:

Millions of dollars	March 31, 2018
North America	$4
EMEA	50
Latin America	83
Asia	1
Corporate / Other	6
Total	$144

(13)    INCOME TAXES
Income tax expense was $15 million and $40 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, changes in the effective tax rate from the prior period include lower level of earnings, the reduction in U.S. tax rate from 35% to 21%, and related tax expense and tax planning strategies made available in the first quarter of 2018.
The following table summarizes the difference between income tax (benefit) expense at the U.S. statutory rate of 21% and 35%, respectively, and the income tax (benefit) expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Earnings before income taxes	$109	$198

Income tax expense computed at United States statutory tax rate	23	69
U.S. foreign income items, net of credits	(11)	(19)
Foreign government tax incentive	—	(2)
Other	3	(8)
Income tax expense computed at effective worldwide tax rates	$15	$40
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
United States Government Tax Legislation
On December 22, 2017, H.R.1 (the “Tax Cuts and Jobs Act”) was signed into law. Significant provisions include the reduction in the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. At March 31, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act and did not recognize any significant impacts to the provisional amounts recognized as of December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law and as interpretive guidance is issued by the U.S. government. These changes could have a material impact in future periods.
(14)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different markets. The chief operating decision maker evaluates performance based on each segment's earnings before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs and asset impairment charges, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and asset impairment charges, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
Effective January 1, 2018, we realigned the composition of certain segments to align with our new leadership reporting structure. We now report our Mexico business as a part of our Latin America segment, and shifted certain adjacent business from the North America segment to the Asia segment. The determination of the Company's reportable segments was not affected by these changes. Prior year amounts have been reclassified to conform with current year presentation.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations		Total Whirlpool
Net sales
2018	$2,516	$1,068	$898	$448	$(19)		$4,911
2017	2,446	1,033	921	435	(49)		4,786
Intersegment sales
2018	$67	$38	$286	$75	$(466)		$—
2017	74	19	310	61	(464)		—
Depreciation and amortization
2018	$49	$57	$38	$18	$15		$177
2017	53	48	31	17	14		163
EBIT
2018	$288	$(27)	$57	$19	$(186)		$151
2017	275	(23)	66	24	(103)		239
Total assets
March 31, 2018	$7,249	$8,624	$4,827	$2,805	$(3,166)	(a)	$20,339
December 31, 2017	6,956	8,781	4,847	2,751	(3,297)	(a)	20,038
Capital expenditures
2018	$23	$6	$13	$11	$13		$66
2017	35	13	23	9	8		88

(a) Includes eliminations of intersegment transactions occurring in the ordinary course of business.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income is shown in the table below:

	Three Months Ended
in millions	March 31, 2018	March 31, 2017
Total EBIT	$151	239
Less: Interest expense	42	41
Less: Income taxes	15	40
Net earnings	$94	158

(15)    SUBSEQUENT EVENTS
Embraco Sale Transaction
On April 23, 2018, our Board of Directors approved the sale of Embraco and we subsequently entered into an agreement to sell the compressor business for a cash purchase price of $1.08 billion, subject to customary adjustments including for indebtedness, cash and working capital at closing.
Embraco is reported within our Latin America reportable segment and met the criteria for held for sale accounting subsequent to March 31, 2018. The operations of Embraco will not meet the criteria to be presented as discontinued operations in future periods.

The carrying amounts of the major classes of Embraco's assets and liabilities as of March 31, 2018 and December 31, 2017 include the following:

Millions of dollars	March 31, 2018	December 31, 2017
Cash and cash equivalents	$119	$117
Accounts receivable, net of allowance of $8 and $7, respectively	216	202
Inventories	229	215
Prepaid and other current assets	57	61
Property, net of accumulated depreciation of $760 and $740, respectively	382	390
Other noncurrent assets	60	36
Total assets	$1,063	$1,021

Accounts payable	$376	$392
Accrued expenses	27	25
Accrued advertising and promotion	18	24
Other current liabilities	122	54
Other noncurrent liabilities	54	56
Total liabilities	$597	$551
Term Loan Agreement
On April 23, 2018, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions. Citibank, N.A. and JPMorgan Chase Bank, N.A. acted as Joint Lead Arrangers and Joint Bookrunners for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion. The Term Loan Agreement has a maturity date of April 22, 2019, which date may be extended by the Company, in its discretion, prior to the maturity date for an additional six months.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.125%, as of the date hereof. The Term Loan Agreement contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.60 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets.
For additional information regarding the Term Loan Agreement, see Part II, Item 5 of this quarterly report.

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
OVERVIEW
Whirlpool Corporation delivered ongoing EBIT improvement and record first-quarter ongoing earnings per share. These results were driven by positive global price/mix, growth and EBIT margin expansion in the North America region, and a continued focus on fixed cost reduction, which more than offset the impact of significant raw material inflation.

Our first-quarter results give us confidence in the strength of our overall business, and we expect the positive benefits to continue throughout the year. We remain committed to our long-term value creation strategy, and expect 2018 to be an important step toward achieving our long-term goals.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2018	2017	Better/(Worse)
Units (in thousands)	15,293	16,161	(5.4)%
Net sales	$4,911	$4,786	2.6
Gross margin	812	826	(1.7)
Selling, general and administrative	505	499	(1.3)
Restructuring costs	144	46	nm
Interest and sundry (income) expense	(8)	25	nm
Interest expense	42	41	(3.7)
Income tax expense	15	40	61.3
Net earnings available to Whirlpool	94	153	(38.9)
Diluted net earnings available to Whirlpool per share	$1.30	$2.01	(35.6)%
nm = not meaningful
Consolidated net sales increased 2.6% for the three months ended March 31, 2018, compared to the same period in 2017. The increase for the three months ended was primarily driven by favorable impacts from product price/mix and foreign currency, partially offset by unit volume declines. Excluding the impact of foreign currency, consolidated net sales decreased 0.7% for the three months ended March 31, 2018, compared to the same period in 2017.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage decreased for the three months ended March 31, 2018 compared to the same period in 2017. The decrease for the three months ended was primarily due to unfavorable impacts from raw material inflation, partially offset by favorable impacts from product price/mix.

North America

Following are the results for the North America region:

2018 compared to 2017
Units sold increased 1.2% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Net sales increased 2.9% for the three months ended March 31, 2018, compared to the same period in 2017. The increase for the three months ended March 31, 2018 was primarily driven by favorable impacts from product price/mix and unit volume growth. Excluding the impact from foreign currency, net sales increased 2.5% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Gross margin percentage increased for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to favorable impacts from product price/mix, offset by raw material inflation.

EMEA

Following are the results for the EMEA region:

2018 compared to 2017
Units sold decreased 14.3% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Net sales increased 3.4% for the three months ended March 31, 2018, compared to the same period in 2017. The increase for the three months ended March 31, 2018 was primarily driven by a favorable impact from foreign currency and product price/mix, partially offset by unit volume declines. Excluding the impact from foreign currency, net sales decreased 8.1% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Gross margin percentage increased for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to favorable impacts from product price/mix and cost productivity, partially offset by raw material inflation.

Latin America

Following are the results for the Latin America region:

2018 compared to 2017
Units sold increased 0.1% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Net sales decreased 2.5% for the three months ended March 31, 2018, compared to the same period in 2017. The decrease for the three months ended March 31, 2018 was primarily driven by lower non-core sales, partially offset by a favorable impact from foreign currency. Excluding the impact from foreign currency, net sales decreased 3.2% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Gross margin percentage decreased for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to unfavorable impacts from raw material inflation, partially offset by product/price mix and foreign currency.

Asia

Following are the results for the Asia region:

2018 compared to 2017
Units sold decreased 8.3% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Net sales increased 3.1% for the three months ended March 31, 2018, compared to the same period in 2017. The increase for the three months ended March 31, 2018 was primarily driven by favorable impacts from product price/mix and foreign currency, partially offset by unit volume declines. Excluding the impact from foreign currency, net sales decreased 1.9% for the three months ended March 31, 2018, compared to the same period in 2017.

2018 compared to 2017
Gross margin percentage decreased for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to unfavorable impacts from raw material inflation and foreign currency, partially offset by favorable cost productivity.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended March 31,
Millions of dollars	2018	As a % of Net Sales	2017	As a % of Net Sales
North America	$161	6.4%	$163	6.7%
EMEA	143	13.4%	124	12.0%
Latin America	86	9.6%	96	10.4%
Asia	63	14.1%	63	14.5%
Corporate/other	52	—	53	—
Consolidated	$505	10.3%	$499	10.4%
Consolidated selling, general and administrative expenses for the three months ended March 31, 2018 is comparable versus the same period in 2017.
Restructuring
We incurred restructuring charges of $144 million for the three months ended March 31, 2018, compared to $46 million for the same period in 2017. For the full year 2018, we expect to incur approximately $200 million of restructuring charges, which will result in substantial ongoing cost reductions.
Additional information about restructuring activities can be found in Note 12 of the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three months ended March 31, 2018 improved compared to the same period in 2017. The decrease in expense for the three months ended was primarily due to BEFIEX monetization and a favorable impact from foreign currency.
Interest Expense
Interest expense for the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to higher average long-term debt balances.
Income Taxes
Income tax expense was $15 million and $40 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, changes in the effective tax rate from the prior period include lower level of earnings, the reduction in U.S. tax rate from 35% to 21%, and related tax expense and tax planning strategies made available in the first quarter of 2018.
For additional information, see Note 13 of the Consolidated Condensed Financial Statements.

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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, pension plans and returns to shareholders. We also have $632 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
At March 31, 2018, we had cash or cash equivalents greater than 1% of our consolidated assets in China, which represented 2.6%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of China, Italy and Brazil, which represented 1.2%, 1.2% and 1.1%, respectively. We continue to monitor general financial instability and uncertainty globally.
We continue to review customer conditions globally. As of March 31, 2018, we had 320 million reais (approximately $96 million) in exposure related to Maquina de Vendas S.A. short-term and long-term receivables of which 180 million reais (approximately $54 million) is past due.
As a standard business practice in Brazil, we guarantee customer lines of credit at commercial banks. If a customer were to default on its line of credit with the bank, we would be required to satisfy the obligation and the receivable would revert back to the Company. As of March 31, 2018, we have 149 million reais (approximately $45 million) of insurance against this credit risk through policies purchased from high-quality underwriters.
For additional information on guarantees, see Note 7 of the Consolidated Condensed Financial Statements.
Embraco Sale Transaction

On April 24, 2018, we and certain of our subsidiaries entered into a purchase agreement with Nidec Corporation, a leading manufacturer of electric motors incorporated under the laws of Japan, to sell our Embraco business unit by means of a sale of the issued and outstanding equity interests in a number of subsidiaries which will hold and sell Embraco.

Pursuant to the purchase agreement, at the closing of the transaction, Nidec will pay a purchase price of $1.08 billion for the sale of Embraco. The purchase price is subject to customary adjustments including for indebtedness, cash and working capital of Embraco at closing. The purchase agreement contains customary representations, conditions, warranties and covenants of the parties, including antitrust approval in the United States, Europe, and other jurisdictions. Closing is expected to occur by early 2019.

We have obtained financing in an amount approximately equal to anticipated closing proceeds, and anticipate using such amounts to accelerate share repurchases through a modified Dutch auction tender offer in the second quarter of 2018, as further set forth under "Share Repurchase Program" in this Management's Discussion and Analysis.
Share Repurchase Program

On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2018, we made no share repurchases. As of March 31, 2018, there were approximately $1.95 billion in remaining funds authorized under this program.

Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.

On April 24, 2018, we announced our intention to commence a modified Dutch auction tender offer to repurchase approximately $1 billion of our shares in the second quarter of 2018. We can make no assurances regarding the form, timing or amount of such tender offer, or that we will successfully commence or complete such tender offer.
For additional information about our repurchase program, see Note 11 of the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Cash provided by (used in):
Operating activities	$(713)	$(435)
Investing activities	(3)	(86)
Financing activities	522	339
Effect of exchange rate changes on cash	25	26
Net change in cash and cash equivalents	$(169)	$(156)
Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2018 increased compared to the same period in 2017, which primarily reflects lower net earnings and the working capital impact from lower unit volume and higher material costs.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2018 decreased compared to the same period in 2017, which primarily reflects the proceeds from held to maturity securities.
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2018 increased compared to the same period in 2017, which primarily reflects no share repurchase activity and repayments of long-term debt, partially offset by net proceeds from short-term borrowings.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion as of March 31, 2018. The facilities are geographically diverse and reflect the Company's growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at March 31, 2018 or December 31, 2017.
On April 23, 2018, we entered into the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion. The Company expects to utilize proceeds from the term loan facility to accelerate share repurchases through a modified Dutch auction tender offer in the second quarter of 2018. The Term Loan Agreement has a maturity date of April 22, 2019, which date may be extended by the Company, in its discretion, prior to the maturity date for an additional six months. For additional information about the Term Loan Agreement, see Note 15 of the Consolidated Condensed Financial Statements and see Part II, Item 5 of this quarterly report.
For additional information about our financing arrangements, see Note 6 of the Consolidated Condensed Financial Statements.

Dividends
In April 2018, our Board of Directors approved a 4.5% increase in our quarterly dividend on our common stock to $1.15 per share from $1.10 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2018, we had approximately $591 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Note 7 to the Consolidated Condensed Financial Statements.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding currency

•	Free cash flow
Ongoing measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. The chief operating decision maker evaluates performance based on each segment's earnings before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense. Management believes that free cash flow provides investors and stockholders with a relevant measure of liquidity and a useful basis for assessing the Company's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended
	2018	2017
Net earnings available to Whirlpool	$94	$153
Net earnings available to noncontrolling interests	—	5
Income tax expense	15	40
Interest expense	42	41
Earnings before interest & taxes	$151	$239
Restructuring expense	144	46
Ongoing EBIT	$295	$285

Free Cash Flow (FCF) Reconciliation: in millions	Three Months Ended
	2018	2017
Cash used in operating activities	$(713)	$(435)
Capital expenditures	(66)	(88)
Proceeds from sale of assets/businesses	6	3
Change in restricted cash (1)	17	23
Free cash flow	$(756)	$(497)
(1) For additional information regarding restricted cash, see Note 3 of the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2018 full-year tax rate of approximately 20%. We currently estimate earnings per diluted share and industry demand for 2018 to be within the following ranges:

	2018
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2018	$12.30	—	$13.30
Including:
Restructuring Expense	$(2.77)
Income Tax Impact	$0.57

Industry demand
North America(1)	2%	—	3%
EMEA	1%	—	2%
Latin America(2)	1%	—	2%
Asia	2%	—	4%
(1) Reflects industry demand in the U.S.
(2) Reflects industry demand in Brazil.
For the full-year 2018, we expect to generate cash from operating activities of $1.7 billion to $1.8 billion and free cash flow of approximately $1.0 billion to $1.1 billion, including primarily acquisition related restructuring cash outlays of up to $300 million, pension contributions of $35 million and, with respect to free cash flow, capital expenditures of approximately $675 million.

The table below reconciles projected 2018 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Whirlpool China (formerly Hefei Sanyo) in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

	2018
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,675	-	$1,775
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	~(675)
Free cash flow	$1,000	-	$1,100
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
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 7 of the Consolidated Condensed Financial Statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities and are in discussions with the U.K. regulator. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2017 or 2018. Claims may be filed related to this incident.
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
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs on steel and aluminum is a component of increased raw material costs during the first-quarter of 2018. Additional changes may require us to modify our current business practices and, could have material adverse effect on our financial statements in any particular reporting period.
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 8 of the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
(b)Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading "Commitments and Contingencies" in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2018, we made no share repurchases. As of March 31, 2018, there were approximately $1.95 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2018:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2018 through January 31, 2018	—	$—	—	$1,950
February 1, 2018 through February 28, 2018	—	—	—	1,950
March 1, 2018 through March 31, 2018	—	—	—	1,950
Total	—	$—	—
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Items 1.01 and 2.03:
Item 1.01. Entry into a Material Definitive Agreement.
On April 23, 2018, the Company entered into a Term Loan Agreement by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions. Citibank, N.A. and JPMorgan Chase Bank, N.A. acted as Joint Lead Arrangers and Joint Bookrunners for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion. The Company expects to utilize proceeds from the term loan facility to accelerate share repurchases through a modified Dutch auction tender offer in the second quarter of 2018.

The Term Loan Agreement has a maturity date of April 22, 2019, which date may be extended by the Company, in its discretion, prior to the maturity date for an additional six months.

The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.125%, as of the date hereof.

The Term Loan Agreement contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.60 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets.

The lenders have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services, or other services for Whirlpool Corporation and its subsidiaries, for which they have received, and may in the future receive, customary compensation and expense reimbursement.

The description of the Term Loan Agreement is qualified in its entirety by reference to the complete text of the Term Loan Agreement, which is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.
Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement of a Registrant.
The information regarding the Company's entry into the Term Loan Agreement provided under Item 1.01 above is hereby incorporated by reference.

ITEM 6.	EXHIBIT INDEX

Exhibit 10.1
Term Loan Agreement dated as of April 23, 2018 among Whirlpool Corporation, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and certain other financial institutions.

Exhibit 10.2	Whirlpool Corporation Amended and Restated 2010 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Unit Award for Executive Chairman (Z)

Exhibit 10.3	Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 18, 2018]

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	April 24, 2018