Form 10-Q
period 2018-06-30
WHIRLPOOL CORP /DE/
filed 2018-07-24
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 20, 2018
Common stock, par value $1 per share	64,563,249

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2018

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within this report's Management's Discussion and Analysis, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Net sales	$5,140	$5,347	$10,051	$10,133
Expenses
Cost of products sold	4,260	4,471	8,359	8,431
Gross margin	880	876	1,692	1,702
Selling, general and administrative	541	526	1,046	1,025
Intangible amortization	20	17	40	34
Restructuring costs	44	59	188	105
Impairment of goodwill and other intangibles	747	—	747	—
Operating profit (loss)	(472)	274	(329)	538
Other (income) expense
Interest and sundry (income) expense	90	23	82	48
Interest expense	47	39	89	80
Earnings (loss) before income taxes	(609)	212	(500)	410
Income tax expense	30	33	45	73
Net earnings (loss)	(639)	179	(545)	337
Less: Net earnings (loss) available to noncontrolling interests	18	(10)	18	(5)
Net earnings (loss) available to Whirlpool	$(657)	$189	$(563)	$342
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(9.50)	$2.55	$(8.03)	$4.60
Diluted net earnings (loss) available to Whirlpool	$(9.50)	$2.52	$(8.03)	$4.53
Dividends declared	$1.15	$1.10	$2.25	$2.10
Weighted-average shares outstanding (in millions)
Basic	69.1	74.0	70.1	74.4
Diluted	69.1	75.1	70.1	75.6

Comprehensive income (loss)	$(802)	$170	$(703)	$408

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,057	$1,196
Accounts receivable, net of allowance of $143 and $157, respectively	2,464	2,665
Inventories	3,032	2,988
Prepaid and other current assets	946	1,081
Assets held for sale	884	—
Total current assets	8,383	7,930
Property, net of accumulated depreciation of $6,095 and $6,825, respectively	3,427	4,033
Goodwill	2,499	3,118
Other intangibles, net of accumulated amortization of $498 and $476, respectively	2,354	2,591
Deferred income taxes	2,072	2,013
Other noncurrent assets	335	353
Total assets	$19,070	$20,038
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,051	$4,797
Accrued expenses	785	674
Accrued advertising and promotions	597	853
Employee compensation	314	414
Notes payable	1,796	450
Current maturities of long-term debt	262	376
Other current liabilities	815	941
Liabilities held for sale	525	—
Total current liabilities	9,145	8,505
Noncurrent liabilities
Long-term debt	4,781	4,392
Pension benefits	931	1,029
Postretirement benefits	336	352
Other noncurrent liabilities	533	632
Total noncurrent liabilities	6,581	6,405
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 65 million and 71 million shares outstanding, respectively	112	112
Additional paid-in capital	2,766	2,739
Retained earnings	6,701	7,352
Accumulated other comprehensive loss	(2,506)	(2,331)
Treasury stock, 47 million and 41 million shares, respectively	(4,675)	(3,674)
Total Whirlpool stockholders' equity	2,398	4,198
Noncontrolling interests	946	930
Total stockholders' equity	3,344	5,128
Total liabilities and stockholders' equity	$19,070	$20,038

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2018	2017
Operating activities
Net earnings (loss)	$(545)	$337
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	339	319
Impairment of goodwill and other intangibles	747	—
Changes in assets and liabilities:
Accounts receivable	(103)	(179)
Inventories	(399)	(522)
Accounts payable	(287)	175
Accrued advertising and promotions	(226)	(108)
Accrued expenses and current liabilities	191	(78)
Taxes deferred and payable, net	(66)	(84)
Accrued pension and postretirement benefits	(46)	(35)
Employee compensation	(31)	(2)
Other	(158)	(14)
Cash used in operating activities	(584)	(191)
Investing activities
Capital expenditures	(194)	(210)
Proceeds from sale of assets and business	27	4
Proceeds from held-to-maturity securities	60	—
Investment in related businesses	(2)	(32)
Other	—	(5)
Cash used in investing activities	(109)	(243)
Financing activities
Proceeds from borrowings of long-term debt	700	—
Repayments of long-term debt	(376)	(260)
Net proceeds from short-term borrowings	1,398	1,052
Dividends paid	(159)	(155)
Repurchase of common stock	(1,001)	(350)
Common stock issued	7	32
Other	—	(6)
Cash provided by financing activities	569	313
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42)	39
Decrease in cash, cash equivalents and restricted cash	(166)	(82)
Cash, cash equivalents and restricted cash at beginning of period	1,293	1,240
Cash, cash equivalents and restricted cash at end of period	$1,127	$1,158

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
Certain prior year amounts in the Consolidated Condensed Financial Statements have been reclassified to conform with current year presentation. Assets and liabilities related to the sale of Embraco which met the held for sale criteria as of June 30, 2018 have been presented separately in the Consolidated Condensed Balance Sheet. See Note 15 to the Consolidated Condensed Financial Statements.
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
Adoption of New Accounting Standards
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. Under the modified retrospective method, we recognized the cumulative effect of initially applying the new revenue standard as an increase to the opening balance of retained earnings. This adjustment did not have a material impact on our financial statements. For additional information on the required disclosures related to the impact of adopting this standard, see Note 2 to the Consolidated Condensed Financial Statements.
In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company adopted the accounting standard on January 1, 2018 and recognized a $56 million increase to the opening balance of retained earnings.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new standard, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company elected to early adopt the accounting standard in the second quarter of 2018. For additional information related to the impact of goodwill impairment and related charges, see Note 16 to the Consolidated Condensed Financial Statements.

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

All other newly issued and effective accounting standards during 2018 were not relevant or material to the Company.
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented.

In connection with the adoption of the new lease accounting standard we have completed scoping reviews and we continue to make progress in updating business process, systems, accounting policies and internal controls and continue to execute our lease data extraction strategy.

At this time, the Company is unable to reasonably estimate the expected increase in assets and liabilities on the Consolidated Condensed Balance Sheets upon adoption.
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020
2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting	January 1, 2019
All other issued and not yet effective accounting standards are not relevant to the Company.

(2)    REVENUE RECOGNITION

Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606 using the modified retrospective method, as a result, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on our Consolidated Condensed Financial Statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition ("Topic 605"). The adoption of Topic 606 did not have a material impact on our Consolidated Condensed Statements of Comprehensive Income (Loss) and Consolidated Condensed Balance Sheets.

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

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations in the three and six months ended June 30, 2018 is immaterial.

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source. We sell products within all product categories in each operating segment. Revenues related to compressors are fully reflected in our Latin America segment. For additional information on the disaggregated revenues by geographical regions, see Note 14 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,	Six Months Ended June 30,
Millions of dollars	2018	2018
Major product categories:
Laundry	$1,463	$3,025
Refrigeration	1,606	2,897
Cooking	1,089	2,138
Dishwashing	412	808
Total major product category net sales	$4,570	$8,868
Compressors	285	581
Spare parts and warranties	249	522
Other	36	80
Total net sales	$5,140	$10,051

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

For product sales and compressors, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. We do not have any additional performance obligations other than product sales that are material in the context of the contract. The amount of consideration we receive and revenue we recognize varies due to sales incentives and returns we offer to our customers. When we give our customers the right to return eligible products, we reduce revenue for our estimate of the expected returns which is primarily based on an analysis of historical experience.

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

Sales Tax and Other Non Income Taxes

The Company is subject to certain non-income taxes in certain jurisdictions including but not limited to sales tax, value added tax, excise tax and other taxes we collect concurrent with revenue-producing activities that are excluded from the transaction price, and therefore, excluded from revenue.

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
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	Six Months Ended June 30,
Millions of dollars	2018	2017
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	1,057	1,041
Restricted cash included in prepaid and other current assets (1)	47	46
Restricted cash included in other noncurrent assets (1)	23	71
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,127	$1,158
(1)Change in restricted cash resulted in realization of foreign currency translation adjustments of $1 million and ($3 million), respectively, for the six months ended June 30, 2018 and 2017.

	December 31,
Millions of dollars	2017	2016
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	1,196	1,085
Restricted cash included in prepaid and other current assets	48	45
Restricted cash included in other noncurrent assets	49	110
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,293	$1,240

Restricted cash can only be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition completed in October 2014.
(4)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	June 30, 2018	December 31, 2017
Finished products	$2,524	$2,374
Raw materials and work in process	634	725
	3,158	3,099
Less: excess of FIFO cost over LIFO cost	(126)	(111)
Total inventories	$3,032	$2,988
LIFO inventories represented 43% and 38% of total inventories at June 30, 2018 and December 31, 2017, respectively.

(5)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of June 30, 2018 and December 31, 2017:

Millions of dollars	June 30, 2018	December 31, 2017
Land	$117	$123
Buildings	1,655	1,789
Machinery and equipment	7,750	8,946
Accumulated depreciation	(6,095)	(6,825)
Property, plant and equipment, net	$3,427	$4,033
During the six months ended June 30, 2018, we disposed of buildings, machinery and equipment no longer in use with a net book value of $14 million and certain land use rights were transferred to the China government resulting in a $27 million gain recorded in cost of products sold.
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
Debt Repayment
On April 26, 2018, $363 million of 4.50% senior notes matured and were repaid. On November 1, 2017, $300 million of 1.65% senior notes matured and were repaid. On March 1, 2017, $250 million of 1.35% senior notes matured and were repaid.
Term Loan Agreements
On June 5, 2018, the Company and its indirect wholly-owned subsidiary, Whirlpool EMEA Finance S.à. r.l., entered into a Term Loan Agreement (the "Whirlpool EMEA Finance Term Loan") with Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions. Wells Fargo Securities, LLC acted as Sole Lead Arranger and Sole Bookrunner for the Whirlpool EMEA Finance Term Loan. The Whirlpool EMEA Finance Term Loan Agreement provides for an aggregate lender commitment of €600 million (approximately $703 million as of June 5, 2018) and is recorded in long-term debt of our Consolidated Condensed Balance Sheets. The Whirlpool EMEA Finance Term Loan has a maturity date of December 1, 2019, and contains an unconditional Company guarantee for repayment of amounts borrowed by Whirlpool EMEA Finance S.à. r.l. under the term loan facility. The Company and Whirlpool EMEA Finance S.à. r.l. also agree to repay outstanding loan amounts with the proceeds received from any future capital markets transaction involving Whirlpool EMEA Finance S.à. r.l. as issuer or the Company as issuer or guarantor.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over EURIBOR is 1.00%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.125%, as of the date hereof. The Term Loan Agreement contains customary covenants and warranties including, among other things, a Company debt to capitalization ratio of less than or equal to 0.60 to 1.00 as of the last day of each fiscal quarter, and a Company rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets. The covenants also provide that Whirlpool EMEA Finance S.à. r.l must at all times remain a wholly-owned subsidiary of the Company.

On April 23, 2018 the Company entered into, and on May 14, 2018 the Company amended, a Term Loan Agreement (the "Term Loan Agreement") by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions. Citibank, N.A., JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Mizuho Bank, Ltd., and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion and is recorded in notes payable of our Consolidated Condensed Balance Sheets. The Term Loan Agreement has a maturity date of April 22, 2019, which date may be extended by the Company, in its discretion, prior to the maturity date for an additional six months. The proceeds of the Term Loan Agreement were used to fund accelerated share repurchases through a modified Dutch auction tender offer.
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
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $292 million at June 30, 2018 and $300 million at December 31, 2017), maturing in 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $259 million at June 30, 2018 and $302 million at December 31, 2017), maturing through 2019.
We had no borrowings outstanding under the committed credit facilities at June 30, 2018 or December 31, 2017.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. Additionally, the proceeds of the Term Loan Agreement were used to fund accelerated share repurchases through a modified Dutch auction tender offer. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at June 30, 2018 and December 31, 2017.

Millions of dollars	June 30, 2018	December 31, 2017
Commercial paper	$537	$401
Short-term borrowings due to banks	1,259	49
Total notes payable	$1,796	$450
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
At June 30, 2018, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters are subject to many variables, and cannot be predicted. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements.
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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which decision has been appealed by the Brazilian government. Based on this ruling, we are entitled to recognize $72 million in additional credits. We monetized $42 million of BEFIEX credits during the twelve months ended December 31, 2017 and $30 million during the six months ended June 30, 2018. As of June 30, 2018, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We are disputing these tax assessment matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these BEFIEX credits and, based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2018. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $493 million as of June 30, 2018).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 245 million Brazilian reais (approximately $64 million as of June 30, 2018), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Among other arguments, the government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2018, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 193 million Brazilian reais (approximately $50 million as of June 30, 2018). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2018.
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
We also filed legal actions to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million as of December 31, 2017). Approximately $230 million in face value of credits related to this litigation remain. While the Company's recovery with respect to the remaining litigation may be material, there is substantial uncertainty about both the amount and timing of any recovery. No amounts have been recorded related to these items.
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

On June 26, 2018, Whirlpool France SAS, a subsidiary of Whirlpool, reached an agreement with the staff of the FCA to settle the first part of its investigation, which relates to a 14-month period during parts of 2006-07 and 2008-09. The agreement establishes a settlement range between €95 million to €115 million for Indesit and Whirlpool legacy operations in France. The settlement must be approved by the FCA's college of commissioners, which also determines the final settlement amount within the agreed range. As no amount within the range of settlement was determined to be more likely than any other, a reserve of €95 million (approximately $111 million) was recorded in interest and sundry (income) expense as of June 30, 2018. The Company expects to pay the final settlement amount in 2019, following final approval by the FCA's college of commissioners.

The second part of the FCA investigation, which is expected to focus primarily on manufacturer interactions with retailers, is ongoing but at a less advanced stage. The Company is cooperating with this investigation. Although it is currently not possible to assess the impact, if any, this matter may have on our financial statements, the resolution of the second part of the FCA investigation could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2018	2017	2018	2017	2018	2017
Balance at January 1	$277	$251	$—	$69	$277	$320
Issuances/accruals during the period	145	158	—	1	145	159
Settlements made during the period/other	(147)	(154)	—	(47)	(147)	(201)
Balance at June 30	$275	$255	$—	$23	$275	$278

Current portion	$200	$189	$—	$23	$200	$212
Non-current portion	75	66	—	—	75	66
Total	$275	$255	$—	$23	$275	$278

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

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At June 30, 2018 and December 31, 2017, the guaranteed amounts totaled $88 million and $284 million, respectively. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.

We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $3.7 billion and $2.8 billion as of June 30, 2018 and December 31, 2017, respectively. Our total outstanding bank indebtedness under guarantees was $53 million at June 30, 2018 and $49 million at December 31, 2017.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$2	$2	$1	$2
Interest cost	29	33	6	6	3	4
Expected return on plan assets	(42)	(44)	(9)	(8)	—	—
Amortization:
Actuarial loss	13	13	2	1	—	—
Prior service credit	—	—	—	—	(2)	(3)
Settlement and curtailment (gain) loss	—	—	(3)	1	—	—
Net periodic benefit cost (credit)	$—	$2	$(2)	$2	$2	$3

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$3	$3	$3	$4
Interest cost	59	67	12	11	7	8
Expected return on plan assets	(85)	(88)	(17)	(15)	—	—
Amortization:
Actuarial loss	26	25	5	3	—	—
Prior service credit	(1)	(1)	—	—	1	(7)
Settlement and curtailment (gain) loss	—	—	(3)	1	—	—
Net periodic cost	$—	$4	$—	$3	$11	$5

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Operating profit (loss)	$—	$—	$2	$2	$1	$2
Interest and sundry (income) expense	—	2	(4)	—	1	1
Net periodic benefit cost (credit)	$—	$2	$(2)	$2	$2	$3

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Operating profit (loss)	$1	$1	$3	$3	$3	$4
Interest and sundry (income) expense	(1)	3	(3)	—	8	1
Net periodic benefit cost (credit)	$—	$4	$—	$3	$11	$5
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
(9)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value or net investment hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss we could incur if a counterparty were to default on a derivative contract. We generally deal with investment grade counterparties and monitor the overall credit risk and exposure to individual counterparties. We do not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is limited to the unrealized gains, if any, on such derivative contracts. We do not require nor do we post collateral on such contracts.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2018 and December 31, 2017, there were no outstanding interest rate swap agreements.
We may enter into treasury rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at June 30, 2018 and December 31, 2017:

	Notional (Local)		Notional (USD)		Current Maturity
Instrument	2018	2017	2018	2017
Senior note - 0.625%	€500	€500	$583	$600	March 2020
Commercial Paper	€150	€150	$175	$180	July 2018
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$366	$366	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of June 30, 2018 and December 31, 2017, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at June 30, 2018 and December 31, 2017:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2018	2017	2018	2017	2018	2017		2018	2017
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,135	$3,113	$57	$55	$83	$157	(CF/NI)	50	56
Commodity swaps/options	274	269	12	29	9	1	(CF)	30	36
Total derivatives accounted for as hedges			$69	$84	$92	$158
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$3,810	$3,390	$33	$58	$55	$50	N/A	27	33
Commodity swaps/options	1	1	—	—	—	—	N/A	0	5
Total derivatives not accounted for as hedges			33	58	55	50
Total derivatives			$102	$142	$147	$208

Current			$72	$89	$66	$81
Noncurrent			30	53	81	127
Total derivatives			$102	$142	$147	$208
(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended as follows:

	Three Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2018	2017	2018	2017
Foreign exchange forwards/options	$76	$(50)	$44	$(37)	(a)
Commodity swaps/options	(5)	2	10	8	(a)
Interest rate derivatives	—	—	(1)	—	(b)

Net Investment Hedges
Foreign currency	57	(40)	—	—
	$128	$(88)	$53	$(29)

			Three Months Ended June 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2018	2017
Foreign exchange forwards/options			$123	$(41)

	Six Months Ended June 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2018	2017	2018	2017
Foreign exchange	$76	$(60)	$42	$(42)	(a)
Commodity swaps/options	(15)	17	23	18	(a)
Interest rate derivatives		—	(1)	—	(b)

Net Investment Hedges
Foreign currency	5	(40)	—	—
	$66	$(83)	$64	$(24)

			Six Months Ended June 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2018	2017
Foreign exchange forwards/options			$63	$(79)
(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry (income) expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2018 and 2017. There were no hedges designated as fair value for the periods ended June 30, 2018 and 2017. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $45 million at June 30, 2018.
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
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 16 to the Consolidated Condensed Financial Statements for additional information on the goodwill and other intangibles impairment.

The following tables summarize the valuation of our assets and liabilities measured at fair value on a recurring and non-recurring basis at June 30, 2018 and December 31, 2017 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2018	2017	2018	2017	2018	2017	2018	2017
Money market funds(1)	$396	$255	$8	$2	$388	$253	$396	$255
Net derivative contracts	—	—	—	—	(45)	(66)	(45)	(66)
Available for sale investments	7	6	20	22	—	—	20	22
Held-to-maturity investments (2)	—	60	—	—	—	60	—	60
(1) Money market funds are comprised primarily of government obligations or time deposits with banks and other first tier obligations.
(2) Held-to-maturity investments are primarily comprised of certificates of deposit with an approximate maturity term of less than six months.

	Fair Value
Millions of dollars	Level 3
Measured at fair value on a non-recurring basis:	2018	2017
Assets:
Goodwill (3)	$315	$—
Indefinite-lived intangible assets (4)	384	—
Definite-lived intangible assets (5)	—	—
Total level 3 assets	$699	$—
(3) Goodwill with a carrying amount of $894 million was written down to a fair value of $315 million resulting in a goodwill impairment charge of $579 million.
(4) Indefinite-lived intangible assets with a carrying amount of approximately $492 million were written down to a fair value of $384 million resulting in an impairment charge of $108 million.
(5) A definite-lived intangible asset with a carrying amount of approximately $60 million was written down to a fair value of $0 million resulting in an impairment charge of $60 million.
Goodwill
We have four reporting units for which we assess for impairment. We use a discounted cash flow analysis to determine fair value and consistent projected financial information in our analysis of goodwill and intangible assets. The discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit utilized a discount rate of 12%. Based on the quantitative assessment performed, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment charge of $579 million during the second quarter of 2018.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for other intangible assets in the EMEA reporting unit utilized discount rates ranging from 11.5% - 16% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative impairment assessment performed, the carrying value of certain other intangible assets, primarily the Indesit and Hotpoint* brands, exceeded their fair value, resulting in an impairment charge of $168 million during the second quarter of 2018.
See Note 16 to the Consolidated Condensed Financial Statements for additional information.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.04 billion and $4.95 billion at June 30, 2018 and December 31, 2017, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2018			2017
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(196)	$(7)	$(203)	$2	$—	$2
Cash flow and net investment hedges	42	(11)	31	(28)	10	(18)
Pension and other postretirement benefits plans	13	(4)	9	11	(6)	5
Available for sale securities	—	—	—	2	—	2
Other comprehensive income (loss)	(141)	(22)	(163)	(13)	4	(9)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(141)	$(22)	$(163)	$(13)	$4	$(9)

	Six Months Ended June 30,
	2018			2017
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(170)	$(6)	$(176)	$76	$—	$76
Cash flow and net investment hedges	(22)	5	(17)	(25)	7	(18)
Pension and other postretirement benefits plans	50	(15)	35	20	(7)	13
Available for sale securities	—	—	—	—	—	—
Other comprehensive income (loss)	(142)	(16)	(158)	71	—	71
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	(1)	—	(1)
Other comprehensive income (loss) available to Whirlpool	$(143)	$(16)	$(159)	$72	$—	$72
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$(14)	$(19)	Cost of products sold
Cash flow hedges, pre-tax	(39)	(45)	Interest and sundry (income) expense
Pension and postretirement benefits, pre-tax	10	28	Interest and sundry (income) expense

The following table summarizes the changes in stockholders' equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2017	$5,128	$4,198	$930
Net earnings (loss)	(545)	(563)	18
Other comprehensive income (loss)	(158)	(159)	1
Comprehensive income (loss)	(703)	(722)	19
Adjustment to beginning retained earnings (1)	72	72	—
Adjustment to beginning accumulated other comprehensive loss	(17)	(17)	—
Common stock	—	—	—
Treasury stock	(1,001)	(1,001)	—
Additional paid-in capital	27	27	—
Dividends declared on common stock	(162)	(159)	(3)
Stockholders' equity, June 30, 2018	$3,344	$2,398	$946
(1) Increase to beginning retained earnings is due to the following accounting standard adoptions: ASU 2014-09 [increase of approximately $0.4 million], ASU 2016-01 [increase of approximately $17 million] and ASU 2016-16 [increase of approximately $56 million]. For additional information regarding the adoption of these accounting standards, see Note 1 of the Consolidated Condensed Financial Statements.
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2018	2017	2018	2017
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$(657)	$189	$(563)	$342
Denominator for basic earnings per share - weighted-average shares	69.1	74.0	70.1	74.4
Effect of dilutive securities – share-based compensation	—	1.1	—	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	69.1	75.1	70.1	75.6
Anti-dilutive stock options/awards excluded from earnings per share	2.0	0.5	1.9	0.6
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the six months ended June 30, 2018, we repurchased 6,269,591 shares under this share repurchase program at an aggregate price of approximately $1 billion. As of June 30, 2018, there were approximately $950 million in remaining funds authorized under this program.
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
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $209 million as of June 30, 2018) in employee-related costs, €25 million (approximately $29 million as of June 30, 2018) in asset impairment costs, and €37 million (approximately $43 million as of June 30, 2018) in other associated costs in connection with these actions. We expect these actions will be complete in 2019. We estimate €209 million (approximately $244 million as of June 30, 2018) of the estimated €241 million (approximately $281 million as of June 30, 2018) total cost will result in cash expenditures. As of June 30, 2018, €45 million (approximately $52 million) remains to be expensed.
On January 24, 2017, the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company's proposal to restructure its EMEA dryer manufacturing operations. Company management authorized the initiation of such consultations on December 30, 2016.  These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; production ended in 2018 in Amiens, France; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions would be impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur approximately €59 million (approximately $69 million as of June 30, 2018) in employee-related costs, approximately €11 million (approximately $13 million as of June 30, 2018) in asset impairment costs, and approximately €10 million (approximately $12 million as of June 30, 2018) in other associated costs in connection with these actions.  The Company estimates that approximately €69 million (approximately $80 million as of June 30, 2018) of the estimated €79 million (approximately $92 million as of June 30, 2018) total cost will result in future cash expenditures. As of June 30, 2018, €11 million (approximately $13 million) remains to be expensed.
In the fourth quarter of 2017, the Company announced an initiative to reduce fixed overhead costs by $150 million, which was implemented in the first half of 2018. This initiative primarily impacts our overhead costs, including salary headcount and third-party services. The Company has implemented certain restructuring actions pursuant to this initiative.
On January 10, 2018, the Company announced certain restructuring actions related to streamlining operations in our Embraco compressor business.  These actions are expected to result in ceasing operations and ending production at Embraco's Riva Presso Chieri, Turin, Italy facility in 2018, and concentrating the assembly and manufacturing of compressors in Embraco's other manufacturing centers.  The Company currently anticipates that approximately 500 positions are impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur up to approximately €52 million (approximately $61 million as of June 30, 2018) in employee-related costs, approximately €20 million (approximately $23 million as of June 30, 2018) in asset impairment costs and approximately €5 million (approximately $6 million as of June 30, 2018) in other associated costs in connection with these actions.  The Company estimates that approximately €56 million (approximately $65 million as of June 30, 2018) of the estimated €77 million (approximately $90 million as of June 30, 2018) total cost will result in future cash expenditures. As of June 30, 2018, €9 million (approximately $11 million as of June 30, 2018) remains to be expensed.
The following table summarizes the change to our restructuring liability for the period ended June 30, 2018:

Millions of dollars	December 31, 2017	Charge to Earnings	Cash Paid	Non-cash and Other	June 30, 2018
Employee termination costs	$131	$130	$(110)	$—	$151
Asset impairment costs	—	27	—	(27)	—
Facility exit costs	2	26	(28)	—	—
Other exit costs	29	5	(7)	(5)	22
Total	$162	$188	$(145)	$(32)	$173

The following table summarizes the restructuring charges by operating segment as of June 30, 2018:

Millions of dollars	June 30, 2018
North America	$4
EMEA	78
Latin America	90
Asia	1
Corporate / Other	15
Total	$188
(13)    INCOME TAXES
Income tax expense was $30 million and $45 million for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $33 million and $73 million in the same periods of 2017. For the three and six months ended June 30, 2018, changes in the effective tax rate from the prior period include lower level of earnings, the reduction in U.S. tax rate from 35% to 21%, impact of non deductible goodwill impairments and government payment accruals, and valuation allowances.
The following table summarizes the difference between income tax expense at the U.S. statutory rate of 21% and 35%, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Earnings (loss) before income taxes	$(609)	$212	$(500)	$410

Income tax expense computed at United States statutory tax rate	(128)	74	(105)	143
Valuation allowances	39	6	39	7
Audits and settlements	(3)	(9)	(3)	(6)
U.S. foreign income items, net of credits	(34)	(34)	(45)	(53)
Non deductible impairments	138	—	138	—
Non deductible government payments	37	—	37	—
Other	(19)	(4)	(16)	(18)
Income tax expense computed at effective worldwide tax rates	$30	$33	$45	$73
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
United States Government Tax Legislation
On December 22, 2017, H.R.1 (the “Tax Cuts and Jobs Act”) was signed into law. Significant provisions include the reduction in the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. At June 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act and did not recognize any significant impacts to the provisional amounts recognized as of December 31, 2017. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law and as interpretive guidance is issued by the U.S. government. These changes could have a material impact in future periods.

(14)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker evaluates performance based on each segment's earnings before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the Company's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and asset impairment charges, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
Effective January 1, 2018, we realigned the composition of certain segments to align with our new leadership reporting structure. We now report our Mexico business as a part of our Latin America segment, and have shifted certain adjacent business from the North America segment to the Asia segment. The determination of the Company's reportable segments was not affected by these changes. Prior year amounts have been reclassified to conform with current year presentation.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2018	$2,782	$1,096	$852	$428	$(18)	$5,140
2017	2,833	1,200	986	373	(45)	5,347
Intersegment sales
2018	$70	$26	$341	$84	$(521)	$—
2017	53	25	356	77	(511)	—
Depreciation and amortization
2018	$47	$57	$26	$16	$16	$162
2017	54	41	32	15	14	156
EBIT
2018	$331	$(25)	$33	$43	$(944)	$(562)
2017	336	(2)	57	(30)	(110)	251
Total assets
June 30, 2018	$7,364	$7,594	$4,652	$2,703	$(3,243)	$19,070
December 31, 2017	6,956	8,781	4,847	2,751	(3,297)	20,038
Capital expenditures
2018	$41	$34	$18	$16	$19	$128
2017	32	23	34	24	9	122

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2018	$5,298	$2,164	$1,750	$876	$(37)	$10,051
2017	5,279	2,233	1,907	808	(94)	10,133
Intersegment sales
2018	$137	$64	$627	$159	$(987)	$—
2017	127	44	666	138	(975)	—
Depreciation and amortization
2018	$96	$114	$64	$34	$31	$339
2017	107	89	63	32	28	319
EBIT
2018	$619	$(52)	$90	$62	$(1,130)	$(411)
2017	611	(25)	123	(6)	(213)	490
Total assets
June 30, 2018	$7,364	$7,594	$4,652	$2,703	$(3,243)	$19,070
December 31, 2017	6,956	8,781	4,847	2,751	(3,297)	20,038
Capital expenditures
2018	$64	$40	$31	$27	$32	$194
2017	67	36	57	33	17	210

A reconciliation of our segment information to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income is shown in the table below:

	Three Months Ended		Six Months Ended
in millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total EBIT	$(562)	251	$(411)	490
Less: Interest expense	47	39	89	80
Less: Income tax expense	30	33	45	73
Net earnings (loss)	$(639)	179	$(545)	337

(15)    ASSETS AND LIABILITIES HELD FOR SALE
Embraco Sale Transaction
On April 23, 2018, our Board of Directors approved the sale of Embraco and we subsequently entered into an agreement to sell the compressor business for a cash purchase price of $1.08 billion, subject to customary adjustments including for indebtedness, cash and working capital at closing.
Embraco is reported within our Latin America reportable segment and met the criteria for held for sale accounting during the second quarter of 2018. The operations of Embraco did not meet the criteria to be presented as discontinued operations.

The carrying amounts of the major classes of Embraco's assets and liabilities as of June 30, 2018 and December 31, 2017 include the following:

Millions of dollars	June 30, 2018	December 31, 2017
Accounts receivable, net of allowance of $8 and $7, respectively	225	202
Inventories	199	215
Prepaid and other current assets	47	61
Property, net of accumulated depreciation of $699 and $740, respectively	354	390
Other noncurrent assets	59	36
Total assets	$884	$904

Accounts payable	$352	$392
Accrued expenses	25	25
Accrued advertising and promotion	15	24
Other current liabilities	96	42
Other noncurrent liabilities	37	45
Total liabilities	$525	$528
The following table summarizes Embraco's earnings before income taxes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
Millions of dollars	2018	2017	2018	2017
Earnings before income taxes	9	25	16	65
(16) GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2017	$1,755	$920	$5	$438	$3,118
Reassignment of goodwill (1)	(54)	—	53	1	—
Impairment	—	(579)	—	—	(579)
Reclassification of asset held for sale	—	—	(4)	—	(4)
Currency translation adjustment	(2)	(26)	(1)	(7)	(36)
Ending net balance June 30, 2018	$1,699	$315	$53	$432	$2,499

(1) Effective January 1, 2018, we realigned the composition of certain segments to align with our new leadership reporting structure. We now report our Mexico business as a part of our Latin America segment. As a result, we reassigned approximately $53 million of goodwill, using a relative fair value approach, from the North America reporting unit to the Latin America reporting unit.

In connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2018, we identified indicators of goodwill impairment for our EMEA reporting unit based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment for our EMEA reporting unit was the segment's continuing negative financial performance in 2018 that did not improve as anticipated, primarily driven by significant volume loss. The actual operating results for the three-months ended June 30, 2018 were significantly lower than forecasted resulting in weak business performance. While the Indesit integration activities are substantially complete, the operating and macro-environment in the EMEA region continues to be very challenging and has not improved as anticipated. While our commercial transformation and supply chain initiatives are progressing, progress on market share recovery is slower than previously anticipated and the business has been impacted by raw material inflation and currency headwinds.

In performing our quantitative assessment of goodwill, we estimated the reporting unit's fair value under an income approach using a discounted cash flow model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include revenue growth, EBIT margins and the discount rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, EBIT margins, tax rate, capital expenditures, depreciation and amortization, changes in working capital requirements and the terminal growth rate.

Based on our interim quantitative impairment assessment as of June 30, 2018, the carrying value of the EMEA reporting unit exceeded its fair value by $579 million and we recorded a goodwill impairment charge in this amount during the second quarter of 2018.

Because the goodwill assigned to the EMEA reporting unit is recorded at fair value as of June 30, 2018, future impairments could result if the reporting unit experiences further deterioration in business performance or if there is a significant change in other qualitative or quantitative factors, including an increase in discount rates or a decrease in forecasted EBIT margin.

Other Intangible Assets

The following table summarizes other intangible assets for the periods presented:

	June 30, 2018			December 31, 2017
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$635	$(311)	$324	$639	$(297)	$342
Patents and other (2)	329	(187)	142	387	(179)	208
Total other intangible assets, finite lives	$964	$(498)	$466	$1,026	$(476)	$550
Trademarks, indefinite lives (3)	1,888	—	1,888	2,041	—	2,041
Total other intangible assets	$2,852	$(498)	$2,354	$3,067	$(476)	$2,591
(1) Customer relationships have an estimated useful life of 3 to 16 years.

(2) Patents and other intangibles have an estimated useful life of 1 to 41 years. Includes impairment charges of $60 million at June 30, 2018.
(3) Includes impairment charges of $108 million at June 30, 2018.

In connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2018, we identified indicators of impairment associated with other intangible assets in our EMEA reporting unit based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment was the continuing decline in revenue from weaker volumes through the six-months ended June 30, 2018 that did not improve as anticipated. The actual operating results for the three-months ended June 30, 2018 were significantly lower than forecasted.

In performing our quantitative assessment of other intangible assets, primarily brands, we estimate the fair value using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the brand; and a discount rate using a market-based weighted-average cost of capital.

Based on our interim quantitative impairment assessment as of June 30, 2018, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $168 million during the second quarter of 2018.

The estimated undiscounted cash flows for all other long-lived assets, excluding goodwill and indefinite-life intangibles, exceeded their carrying value as of June 30, 2018.

See Note 10 to the Consolidated Condensed Financial Statements for additional information on the fair value measurement and disclosure related to the goodwill and other intangibles impairment.

The estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), the number one major appliance manufacturer in the world, was incorporated in 1955 under the laws of Delaware as the successor to a business that traces its origin to 1898. Whirlpool manufactures products in 15 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. As of December 31, 2017, Whirlpool had net sales of approximately $21 billion and 92,000 employees. The number one major appliance manufacturer in the world claim is based on most recently available publicly reported annual revenues among leading appliance manufacturers.
OVERVIEW

Whirlpool had a second quarter GAAP net loss available to Whirlpool of $657 million compared to GAAP net earnings available to Whirlpool of $189 million in the same prior-year period. Non-recurring items negatively impacted second-quarter net loss available to Whirlpool by approximately $860 million, including asset impairment charges related to the EMEA region and a preliminary settlement with the French Competition Authority ("FCA").

Whirlpool drove ongoing (non-GAAP) EBIT margin expansion in the second quarter despite significant macroeconomic challenges. These results were driven by positive global price/mix and a continued focus on fixed cost reduction, which were offset by the unfavorable impacts of unit volume declines and significant cost inflation.

We are very pleased with continued strength in North America and positive price/mix in all regions. While external volatility impacted second-quarter results, we remain confident in our long-term strategy and streamlined structural position.   The underlying fundamentals of our global business are strong, and we continue to expect to deliver significant shareholder value in the coming quarters.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2018	2017	Better/(Worse)	2018	2017	Better/(Worse)
Units (in thousands)	16,120	17,679	(8.8)%	31,413	33,840	(7.2)%
Net sales	$5,140	$5,347	(3.9)	$10,051	$10,133	(0.8)
Gross margin	880	876	0.4	1,692	1,702	(0.6)
Selling, general and administrative	541	526	(2.7)	1,046	1,025	(2.0)
Restructuring costs	44	59	25.3	188	105	(79.5)
Interest and sundry (income) expense	90	23	nm	82	48	(70.1)
Interest expense	47	39	(18.3)	89	80	(10.9)
Income tax expense	30	33	9.6	45	73	37.8
Net earnings (loss) available to Whirlpool	(657)	189	nm	(563)	342	nm
Diluted net earnings (loss) available to Whirlpool per share	$(9.50)	$2.52	nm	$(8.03)	$4.53	nm
nm = not meaningful
Consolidated net sales decreased 3.9% and 0.8% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three and six months ended was primarily driven by unfavorable impacts from unit volume declines, partially offset by product price/mix and foreign currency. Excluding the impact of foreign currency, consolidated net sales decreased 4.5% and decreased 2.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage increased for the three months ended and decreased for the six months ended June 30, 2018 compared to the same periods in 2017. The increase for the three months ended was primarily due to favorable impacts from product price/mix and cost productivity, partially offset by unfavorable impacts from raw material inflation. The decrease for the six months ended was primarily due to unit volume declines and raw material inflation, partially offset by favorable impacts from product price/mix.

North America

Following are the results for the North America region:

2018 compared to 2017
Units sold decreased 8.6% and 4.1% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales decreased 1.8% and increased 0.3% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three months ended was primarily driven by unfavorable impacts from unit volume declines, partially offset by product price/mix and foreign currency. The increase for the six months ended was primarily driven by favorable impacts from product price/mix and foreign currency, offset by unit volume declines. Excluding the impact from foreign currency, net sales decreased 2.2% and remained flat for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage increased for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to favorable impacts from product price/mix, partially offset by unfavorable impacts from raw material inflation.

EMEA

Following are the results for the EMEA region:

2018 compared to 2017
Units sold decreased 18.5% and 16.5% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales decreased 8.7% and 3.1% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three and six months ended June 30, 2018 was primarily driven by unfavorable impacts from unit volume declines, partially offset by product price/mix and foreign currency. Excluding the impact from foreign currency, net sales decreased 12.3% and decreased 10.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage decreased for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to unfavorable impacts from unit volume declines and raw material inflation, partially offset by cost productivity.

Latin America

Following are the results for the Latin America region

2018 compared to 2017
Units sold decreased 6.7% and 3.5% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales decreased 13.5% and 8.2% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three and six months ended June 30, 2018 was primarily driven by unfavorable impacts from unit volume declines, product price/mix and foreign currency. Excluding the impact from foreign currency, net sales decreased 11.3% and decreased 7.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage decreased for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to unfavorable impacts from raw material inflation and the 2018 Brazil truck drivers' strike, partially offset by restructuring benefits.

Asia

Following are the results for the Asia region:

2018 compared to 2017
Units sold increased 13.4% and 1.6% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales increased 14.6% and 8.5% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase for the three and six months ended June 30, 2018 was primarily driven by unit volume growth and favorable impacts from product price/mix and foreign currency. Additionally, for the three and six months ended June 30, 2017, the Company reduced net sales related to adjustments of trade promotion accruals in prior periods. Excluding the impact from foreign currency, net sales increased 14.5% and increased 5.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage increased for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to favorable impacts from cost productivity, product price/mix and Chinese government incentives, partially offset by raw material inflation and currency. Additionally, gross margin for the three and six months ended June 30, 2017 includes an adjustment primarily related to trade promotion accruals in prior periods.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2018	As a % of Net Sales	2017	As a % of Net Sales	2018	As a % of Net Sales	2017	As a % of Net Sales
North America	$206	7.4%	$199	7.0%	$367	6.9%	$362	6.8%
EMEA	139	12.7%	139	11.6%	282	13.0%	263	11.8%
Latin America	84	9.8%	84	8.5%	170	9.7%	180	9.4%
Asia	64	14.8%	55	14.8%	127	14.5%	118	14.6%
Corporate/other	48	—	49	—	100	—	102	—
Consolidated	$541	10.5%	$526	9.8%	$1,046	10.4%	$1,025	10.1%
Consolidated selling, general and administrative expenses for the three and six months ended June 30, 2018 increased versus the same periods in 2017 due to expenses related to the sale of Embraco and the negative impact of unit volume declines and foreign currency.
Restructuring
We incurred restructuring charges of $44 million and $188 million for the three and six months ended June 30, 2018, respectively, compared to $59 million and $105 million for the same periods in 2017. For the full year 2018, we expect to incur approximately $200 million of restructuring charges, which will result in substantial ongoing cost reductions.
Additional information about restructuring activities can be found in Note 12 of the Consolidated Condensed Financial Statements.
Impairment of Goodwill and Other Intangibles

We recorded an impairment charge of $747 million related to goodwill ($579 million) and other intangibles ($168 million) for the three and six months ended June 30, 2018 related to the EMEA reporting unit.

The primary indicator of impairment was the segment's continuing negative financial performance in 2018 that did not improve as anticipated, primarily driven by significant volume loss. The actual operating results for the three-months ended June 30, 2018 were significantly lower than forecasted resulting in weak business performance. While the Indesit integration activities are substantially complete, the operating and macro-environment in the EMEA region continues to be very challenging and has not improved as anticipated. While our commercial transformation and supply chain initiatives are progressing, progress on market share recovery is slower than previously anticipated and the business has been impacted by raw material inflation and currency headwinds.

For additional information, see Note 10 and 16 of the Consolidated Condensed Financial Statements and the Other Information section below.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three and six months ended June 30, 2018 increased compared to the same periods in 2017. The increase in expense for the three and six months ended was primarily due to the FCA settlement agreement of $111 million, partially offset by Latin America tax credits. See Note 7 of the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three and six months ended June 30, 2018 increased compared to the same periods in 2017 primarily due to higher average short-term and long-term debt balances.

Income Taxes
Income tax expense was $30 million and $45 million for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $33 million and $73 million in the same periods of 2017. For the three and six months ended June 30, 2018, changes in the effective tax rate from the prior period include lower level of earnings, the reduction in U.S. tax rate from 35% to 21%, impact of non deductible goodwill impairments and government payment accruals, and valuation allowances.
For additional information, see Note 13 of the Consolidated Condensed Financial Statements.
Other Information

Our Critical Accounting Policies and Estimates for goodwill and other indefinite-life intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2017. The determination of our impairment charge noted above was based on applying the qualitative and quantitative assessment methodology described therein.

Because the goodwill and other intangibles in the EMEA reporting unit are recorded at fair value future impairments could result if we experience further deterioration in business performance results or if there is a significant change in other qualitative or quantitative factors, including an increase in discount rates, a decrease in forecasted EBIT margin or decrease in royalty rates.
Goodwill

In evaluating the EMEA reporting unit, significant weight was provided to the forecasted EBIT margins and discount rate used in the discounted cash flow model, as we determined that these items have the most significant impact on the fair value of this reporting unit. The average forecasted EBIT margin in the discounted cash flow model was approximately 5% and the discount rate was 12%.

We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point increase in the discount rate or a 5% reduction in the projected EBIT margin in the forecasted periods would have resulted in an impairment charge of $847 million and $722 million, respectively.

If actual results are not consistent with management's estimate and assumptions, a material impairment charge of goodwill could occur, which would have a material adverse effect on our financial statements.
Other Intangibles

In performing the quantitative analysis on these assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

We performed a sensitivity analysis on our estimated fair values noting a 10% reduction of forecasted revenues in the Indesit and Hotpoint trademarks would have resulted in an impairment charge of approximately $99 million and $49 million, respectively.

We used a royalty rate of 3% and 3.5% for our Indesit and Hotpoint brands, respectively. We performed a sensitivity analysis on our estimated fair values for Indesit and Hotpoint noting a 50 basis point reduction of the royalty rates from each brand would have resulted in an impairment charge of approximately $111 million and $72 million, respectively.

We used a discount rate of 15.0% and 15.5% for Indesit and Hotpoint, respectively. We performed a sensitivity analysis on our estimated fair values for Indesit and Hotpoint noting a 100 basis point increase in the discount rate would have resulted in an impairment charge of approximately $93 million and $43 million, respectively.

If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks could occur, which would have a material adverse effect on our financial statements.

For additional information about goodwill and intangible valuations, see Note 10 and 16 of the Consolidated Condensed Financial Statements.

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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, pension plans and returns to shareholders. We also have $262 million of long term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
Whirlpool of India Limited (Whirlpool India), a majority-owned subsidiary of Whirlpool Corporation, announced in June 2018 that it has signed an agreement to acquire a 49% equity interest in Elica PB India. As part of the agreement, Whirlpool India received an option to acquire the remaining equity interest in the future for fair value, and the non-Whirlpool India shareholders of Elica PB India received an option to sell their remaining equity interest to Whirlpool India in the future for fair value, which fair value amount could be material to the financial statements depending on the performance of the venture. The transaction is expected to close in 2018.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
At June 30, 2018, we had cash or cash equivalents greater than 1% of our consolidated assets in China, which represented 2.6%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of China and Italy, which represented 1.2% and 1.1%, respectively. We continue to monitor general financial instability and uncertainty globally.
We continue to review customer conditions globally. As of June 30, 2018, we had 312 million reais (approximately $81 million) in short and long-term receivables due to us from Maquina de Vendas S.A.. Of this amount, we renegotiated the payment terms on approximately 306 million reais (approximately $79 million)  including approximately $25 million of which is recorded in other current assets and approximately $54 million of which is recorded in other non-current assets which was previously past due.  As of June 30, 2018, we have 149 million reais (approximately $39 million) of insurance against this credit risk through policies purchased from high-quality underwriter.
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

Pursuant to the purchase agreement, at the closing of the transaction, Nidec will pay a purchase price of $1.08 billion for the sale of Embraco. The purchase price is subject to customary adjustments including for indebtedness, cash and working capital of Embraco at closing. The purchase agreement contains customary representations, conditions, warranties and covenants of the parties, including antitrust approval in the United States, Europe, and other jurisdictions. Closing is expected to occur by early 2019. Whirlpool has agreed to retain certain tax, environmental, labor and other product liabilities following closing of the transaction.

We obtained financing in an amount approximately equal to anticipated closing proceeds, and used such amounts to accelerate share repurchases through a modified Dutch auction tender offer in the second quarter of 2018, as further set forth under "Share Repurchase Program" in this Management's Discussion and Analysis.
For additional information on the Embraco sale transaction, see Note 15 of the Consolidated Condensed Financial Statements.

Share Repurchase Program

On April 24, 2018, we announced our intention to commence a modified Dutch auction tender offer to repurchase approximately $1 billion of our shares in the second quarter of 2018. On May 30, 2018, we announced that we accepted 6,269,591 of our shares for purchase at a price of $159.50 per share, for an aggregate cost of approximately $1 billion, excluding fees and expenses relating to the tender offer. These shares represented approximately 8.8 percent of our shares outstanding.
For additional information about our repurchase program, see Note 11 of the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2018	2017
Cash provided by (used in):
Operating activities	$(584)	$(191)
Investing activities	(109)	(243)
Financing activities	569	313
Effect of exchange rate changes on cash	(42)	39
Net change in cash and cash equivalents	$(166)	$(82)
Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2018 increased compared to the same period in 2017, which primarily reflects lower net earnings and the working capital impact from lower unit volume and higher material costs.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2018 decreased compared to the same period in 2017, which primarily reflects the proceeds from held to maturity securities and proceeds from sale of assets and businesses.
In June 2016, Whirlpool China Co., Ltd. ("Whirlpool China"), our majority-owned indirect subsidiary, entered into an agreement to return land use rights for land now occupied by two Whirlpool China plants in Hefei, China to a division of the Hefei municipal government.  The aggregate price for the return of land use rights was approximately RMB 687 million (approximately $103 million as of June 27, 2016). Whirlpool China received payments totaling RMB 127 million (approximately $20 million) in 2018.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2018 increased compared to the same period in 2017, which primarily reflects proceeds from borrowings of short-term and long-term debt, partially offset by stock repurchases under our share repurchase program.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion as of June 30, 2018. The facilities are geographically diverse and reflect the Company's growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at June 30, 2018 or December 31, 2017.

For additional information about our financing arrangements, see Note 6 of the Consolidated Condensed Financial Statements.
Dividends
In April 2018, our Board of Directors approved a 4.5% increase in our quarterly dividend on our common stock to $1.15 per share from $1.10 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2018, we had approximately $376 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Note 7 to the Consolidated Condensed Financial Statements.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding foreign currency

•	Ongoing net sales

•	Free cash flow
Ongoing measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales, or ongoing net sales for 2017. Ongoing net sales in 2017 excludes $32 million primarily related to an adjustment for trade promotion accruals in prior periods. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. The chief operating decision maker evaluates performance based on each segment's earnings before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense. Management believes that free cash flow provides investors and stockholders with a relevant measure of liquidity and a useful basis for assessing the Company's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control.
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

Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Net earnings (loss) available to Whirlpool	$(657)	$189	$(563)	$342
Net earnings (loss) available to noncontrolling interests	18	(10)	18	(5)
Income tax expense	30	33	45	73
Interest expense	47	39	89	80
Earnings before interest & taxes	$(562)	$251	$(411)	$490
Restructuring expense	44	59	188	105
French antitrust settlement	114	—	114	—
Impairment of goodwill and other intangibles	747	—	747	—
Out-of-period adjustment	—	40	—	40
Ongoing EBIT	$343	$350	$638	$635

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended
	2018	2017
Cash used in operating activities	$(584)	$(191)
Capital expenditures	(194)	(210)
Proceeds from sale of assets and business	27	4
Change in restricted cash (1)	26	41
Free cash flow	$(725)	$(356)

Cash used in investing activities	$(109)	$(243)
Cash provided by financing activities	$569	$313
(1) For additional information regarding restricted cash, see Note 3 of the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. Our anticipated full-year GAAP tax rate of approximately 72% includes the nondeductible earnings impact of the impairment of goodwill and intangibles of $747 million and the preliminary France antitrust settlement charge of $114 million. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2018 full-year adjusted tax rate of approximately 20%. We currently estimate earnings per diluted share and industry demand for 2018 to be within the following ranges:

	2018
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2018	$0.15	—	$0.75
Including:
Restructuring expense	$(2.92)
France antitrust settlement	(1.67)
Impairment of goodwill and intangibles	(10.91)
Income tax impact	0.58
Normalized tax rate adjustment	0.87

Industry demand
North America(1)	1%	—	2%
EMEA	1%	—	2%
Latin America(2)	~ 1%
Asia	2%	—	4%
(1) Reflects industry demand in the U.S.
(2) Reflects industry demand in Brazil.
For the full-year 2018, we expect to generate cash from operating activities of approximately $1.5 billion and free cash flow of approximately $850 million, including restructuring cash outlays of up to $300 million, pension contributions of $35 million and, with respect to free cash flow, capital expenditures of approximately $675 million.
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

2018
Millions of dollars	Current Outlook
Cash provided by operating activities (1)	~ $1,525
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	~(675)
Free cash flow	~ $850
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2017 or 2018. Claims may be filed related to this incident.
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
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs on steel and aluminum was a component of increased raw material costs during the first half of 2018. We expect these and other tariffs to impact material costs during the second half of 2018, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 8 of the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three and six months ended June 30, 2018, we repurchased 6,269,591 shares under this share repurchase program at an aggregate price of approximately $1 billion. As of June 30, 2018, there were approximately $950 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2018:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2018 through April 30, 2018	—	$—	—	$1,950
May 1, 2018 through May 31, 2018	6,269,591	159.50	6,269,591	950
June 1, 2018 through June 30, 2018	—	—	—	950
Total	6,269,591	$159.50	6,269,591
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 2.1*
Purchase Agreement dated April 24, 2018 by and among Whirlpool Corporation, certain subsidiaries thereof, and Nidec Corporation [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 24, 2018]

Exhibit 10.1	Letter Amendment dated as of May 14, 2018 to Term Loan Agreement dated as of April 23, 2018

Exhibit 10.2
Term Loan Agreement dated as of April 23, 2018 among Whirlpool Corporation, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and certain other financial institutions [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2018]

Exhibit 10.3
Term Loan Agreement dated as of June 5, 2018 among Whirlpool Corporation, Whirlpool EMEA Finance S.à r.l., Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on June 8, 2018]

Exhibit 10.4	Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 18, 2018]

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(Z) Management contract or compensatory plan or arrangement
* Schedules (or similar attachments) to the Purchase Agreement have been omitted from the incorporated filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 24, 2018