Form 10-Q
period 2018-09-30
WHIRLPOOL CORP /DE/
filed 2018-10-25
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-1490038
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 North M-63, Benton Harbor, Michigan	49022-2692
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (269) 923-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 19, 2018
Common stock, par value $1 per share	63,808,275

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2018

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Net sales	$5,326	$5,418	$15,377	$15,551
Expenses
Cost of products sold	4,431	4,503	12,790	12,934
Gross margin	895	915	2,587	2,617
Selling, general and administrative	550	521	1,596	1,546
Intangible amortization	18	18	58	52
Restructuring costs	28	45	216	150
Impairment of goodwill and other intangibles	—	—	747	—
Operating profit (loss)	299	331	(30)	869
Other (income) expense
Interest and sundry (income) expense	24	21	106	69
Interest expense	52	42	141	122
Earnings (loss) before income taxes	223	268	(277)	678
Income tax (benefit) expense	7	(4)	52	69
Net earnings (loss)	216	272	(329)	609
Less: Net earnings (loss) available to noncontrolling interests	6	(4)	24	(9)
Net earnings (loss) available to Whirlpool	$210	$276	$(353)	$618
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$3.25	$3.78	$(5.18)	$8.36
Diluted net earnings (loss) available to Whirlpool	$3.22	$3.72	$(5.18)	$8.23
Dividends declared	$1.15	$1.10	$3.40	$3.20
Weighted-average shares outstanding (in millions)
Basic	64.5	72.9	68.2	73.9
Diluted	65.3	74.0	68.2	75.1

Comprehensive income (loss)	$130	$286	$(573)	$694

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,032	$1,196
Accounts receivable, net of allowance of $151 and $157, respectively	2,881	2,665
Inventories	2,873	2,988
Prepaid and other current assets	862	1,081
Assets held for sale	813	—
Total current assets	8,461	7,930
Property, net of accumulated depreciation of $6,216 and $6,825, respectively	3,396	4,033
Goodwill	2,478	3,118
Other intangibles, net of accumulated amortization of $512 and $476, respectively	2,325	2,591
Deferred income taxes	2,103	2,013
Other noncurrent assets	330	353
Total assets	$19,093	$20,038
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,200	$4,797
Accrued expenses	751	674
Accrued advertising and promotions	728	853
Employee compensation	363	414
Notes payable	2,153	450
Current maturities of long-term debt	260	376
Other current liabilities	740	941
Liabilities held for sale	479	—
Total current liabilities	9,674	8,505
Noncurrent liabilities
Long-term debt	4,768	4,392
Pension benefits	542	1,029
Postretirement benefits	316	352
Other noncurrent liabilities	485	632
Total noncurrent liabilities	6,111	6,405
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 64 million and 71 million shares outstanding, respectively	112	112
Additional paid-in capital	2,777	2,739
Retained earnings	6,837	7,352
Accumulated other comprehensive loss	(2,590)	(2,331)
Treasury stock, 48 million and 41 million shares, respectively	(4,776)	(3,674)
Total Whirlpool stockholders' equity	2,360	4,198
Noncontrolling interests	948	930
Total stockholders' equity	3,308	5,128
Total liabilities and stockholders' equity	$19,093	$20,038

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2018	2017
Operating activities
Net earnings (loss)	$(329)	$609
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	491	487
Impairment of goodwill and other intangibles	747	—
Changes in assets and liabilities:
Accounts receivable	(585)	(259)
Inventories	(271)	(589)
Accounts payable	(122)	107
Accrued advertising and promotions	(95)	18
Accrued expenses and current liabilities	196	(154)
Taxes deferred and payable, net	(105)	(144)
Accrued pension and postretirement benefits	(433)	(85)
Employee compensation	35	49
Other	(144)	(72)
Cash used in operating activities	(615)	(33)
Investing activities
Capital expenditures	(330)	(371)
Proceeds from sale of assets and business	27	5
Proceeds from held-to-maturity securities	60	—
Investment in related businesses	(25)	(35)
Other	(4)	1
Cash used in investing activities	(272)	(400)
Financing activities
Proceeds from borrowings of long-term debt	703	—
Repayments of long-term debt	(381)	(261)
Net proceeds from short-term borrowings	1,761	1,365
Dividends paid	(232)	(235)
Repurchase of common stock	(1,102)	(550)
Common stock issued	7	33
Other	(6)	(17)
Cash provided by financing activities	750	335
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74)	55
Decrease in cash, cash equivalents and restricted cash	(211)	(43)
Cash, cash equivalents and restricted cash at beginning of period	1,293	1,240
Cash, cash equivalents and restricted cash at end of period	$1,082	$1,197

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
Certain prior year amounts in the Consolidated Condensed Financial Statements have been reclassified to conform with current year presentation. Assets and liabilities related to the sale of Embraco which met the held for sale criteria as of September 30, 2018 have been presented separately in the Consolidated Condensed Balance Sheet. See Note 15 to the Consolidated Condensed Financial Statements.
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
Related Party Transaction
Whirlpool of India Limited (Whirlpool India), a majority-owned subsidiary of Whirlpool Corporation, acquired a 49% equity interest in Elica PB India for $22 million. As part of the agreement, Whirlpool India received an option to acquire the remaining equity interest in the future for fair value, and the non-Whirlpool India shareholders of Elica PB India received an option to sell their remaining equity interest to Whirlpool India in the future for fair value, which could be material to the financial statements depending on the performance of the venture. We account for our minority interest under the equity method of accounting.
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
In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company adopted the accounting standard on January 1, 2018 and recognized a $56 million increase to the opening balance of retained earnings.
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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year in which the entity adopts. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently planning to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating other practical expedients available under the guidance. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date.

In connection with the adoption of the new lease accounting standard, we established a cross functional project management implementation team. As part of that process, we have completed scoping reviews and we continue to make progress in updating business process, systems, accounting policies and internal controls and continue to execute our implementation strategy.

The implementation strategy to obtain and summarize our leases includes utilizing surveys to centrally gather more information about the Company's existing leases, lease processes, and contracts that may contain leases, including service agreements. To ensure completeness of the population of lease contracts, the results of the survey are being cross-referenced against other available lease information such as year-end disclosures and lease expense. As of September 30, 2018, the Company has obtained the relevant lease contract data points and is updating our lease accounting system.

The Company anticipates the adoption of this new standard will result in a material increase in ROU assets and liabilities on our consolidated balance sheet. The impact on the Company's consolidated statement of income is being evaluated. As the impact of this standard is non–cash in nature, we do not anticipate its adoption having an impact on the Company's Consolidated Condensed Statement of Cash Flows.
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred In a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020
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

3. Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price is variable, revenue is recognized at an amount equal to the consideration to which the Company expects to be entitled. This estimate includes customer sales incentives which are accounted for as a reduction to revenue and estimated primarily using the expected value method. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations in the three and nine months ended September 30, 2018 is immaterial.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
Millions of dollars	2018	2018
Major product categories:
Laundry	$1,580	$4,605
Refrigeration	1,577	4,474
Cooking	1,204	3,342
Dishwashing	421	1,229
Total major product category net sales	$4,782	$13,650
Compressors	266	847
Spare parts and warranties	246	768
Other	32	112
Total net sales	$5,326	$15,377

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

Bad Debt Expense

For the three and nine months ended September 30, 2018, we recorded $29 million of bad debt expense related to trade customer insolvency of a U.S. retailer and a Brazilian retailer, in the amount of $17 million and $12 million, respectively. There was an immaterial amount of bad debt expense recorded in the prior periods.

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

(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	September 30
Millions of dollars	2018	2017
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	1,032	1,087
Restricted cash included in prepaid and other current assets (1)	45	47
Restricted cash included in other noncurrent assets (1)	5	63
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,082	$1,197
(1)Change in restricted cash resulted in realization of foreign currency translation adjustments of $3 million and ($5 million), respectively, for the nine months ended September 30, 2018 and 2017 compared to the prior year.

	December 31,
Millions of dollars	2017	2016
Cash and cash equivalents as presented in our Consolidated Balance Sheets	1,196	1,085
Restricted cash included in prepaid and other current assets	48	45
Restricted cash included in other noncurrent assets	49	110
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,293	$1,240

Restricted cash can only be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition completed in October 2014.
(4)    INVENTORIES
The following table summarizes our inventory for the periods presented:

Millions of dollars	September 30, 2018	December 31, 2017
Finished products	$2,385	$2,374
Raw materials and work in process	624	725
	3,009	3,099
Less: excess of FIFO cost over LIFO cost	(136)	(111)
Total inventories	$2,873	$2,988
LIFO inventories represented 42% and 38% of total inventories at September 30, 2018 and December 31, 2017, respectively.

(5)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment as of September 30, 2018 and December 31, 2017:

Millions of dollars	September 30, 2018	December 31, 2017
Land	$122	$123
Buildings	1,671	1,789
Machinery and equipment	7,819	8,946
Accumulated depreciation	(6,216)	(6,825)
Property, plant and equipment, net	$3,396	$4,033
During the nine months ended September 30, 2018, we disposed of buildings, machinery and equipment no longer in use with a net book value of $25 million and certain land use rights were transferred to the China government resulting in a $27 million gain recorded in cost of products sold.
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
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over EURIBOR is 1.00%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.125%, as of the date hereof. The Whirlpool EMEA Finance Term Loan Agreement, as amended August 30, 2018, contains customary covenants and warranties including, among other things, a Company debt to capitalization ratio of less than or equal to 0.65 to 1.00 as of the last day of each fiscal quarter, and a Company rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis or with or between subsidiaries; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets. The covenants also provide that Whirlpool EMEA Finance S.à. r.l must at all times remain a wholly-owned subsidiary of the Company.

On April 23, 2018 the Company entered into, and on May 14, 2018 and August 30, 2018 the Company amended, a Term Loan Agreement (the "Term Loan Agreement") by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions. Citibank, N.A., JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Mizuho Bank, Ltd., and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion and is recorded in notes payable of our Consolidated Condensed Balance Sheets. The Term Loan Agreement has a maturity date of April 22, 2019, which date may be extended by the Company, in its discretion, prior to the maturity date for an additional six months. The Company also has agreed to repay the outstanding term loan amounts with the net cash proceeds received from the closing of the Embraco sale transaction. The proceeds of the Term Loan Agreement were used to fund accelerated share repurchases through a modified Dutch auction tender offer.
The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.125%, as of the date hereof. The Term Loan Agreement, as amended, contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis or with or between subsidiaries; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on its assets.
Credit Facilities
On September 27, 2017, Whirlpool Corporation exercised its commitment increase and term extension rights under the Third Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. In connection with this exercise, the Company entered into a Consent to Commitment Increase agreement with the Administrative Agent, which increases aggregate borrowing capacity under the Amended Long-Term Facility from $2.5 billion to $3.0 billion, and the Administrative Agent received extension request consents from a majority of lenders, which extends the termination date of the Amended Long-Term Facility by one year, to May 17, 2022.
The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.125%. The Amended Long-Term Facility, as amended August 30, 2018, contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis or with or between subsidiaries; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets.
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $290 million at September 30, 2018 and $300 million at December 31, 2017), maturing on September 26, 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $250 million at September 30, 2018 and $302 million at December 31, 2017), maturing through 2019.
We had no borrowings outstanding under the committed credit facilities at September 30, 2018 or December 31, 2017.

Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The proceeds of the term loan, included in short-term borrowings, were used to fund accelerated share repurchases through a modified Dutch auction tender offer in the second quarter of 2018. Additionally notes payable were used to fund the $350 million of discretionary pension contributions in September 2018. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. The following table summarizes the carrying value of notes payable at September 30, 2018 and December 31, 2017.

Millions of dollars	September 30, 2018	December 31, 2017
Commercial paper	$907	$401
Short-term borrowings due to banks	1,246	49
Total notes payable	$2,153	$450
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
At September 30, 2018, a nominal amount remains accrued. We continue to defend these actions and take other steps to minimize our potential exposure. The final outcome and impact of these matters are subject to many variables, and cannot be predicted. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements.
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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which decision has been appealed by the Brazilian government. Based on this ruling, we were entitled to recognize $72 million in additional credits. We monetized $42 million of BEFIEX credits during the twelve months ended December 31, 2017 and $30 million during the first half of 2018. As of September 30, 2018, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We are disputing these tax assessment matters in various courts and intend to vigorously defend our positions. We have not provided for income or social contribution taxes on these BEFIEX credits and, based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2018. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $480 million as of September 30, 2018).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 247 million Brazilian reais (approximately $62 million as of September 30, 2018), reflecting interest and penalties to date. We are disputing these assessments and we intend to vigorously defend our position. Among other arguments, the government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanding the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2018, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 196 million Brazilian reais (approximately $49 million as of September 30, 2018). We believe these assessments are without merit and we intend to continue to vigorously dispute them. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2018.
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
We also filed legal actions to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million as of December 31, 2017). Approximately $215 million in face value of credits related to this litigation remain. While the Company's recovery with respect to the remaining litigation may be material, there is substantial uncertainty about both the amount and timing of any recovery. No amounts have been recorded related to these items.
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

On June 26, 2018, Whirlpool France SAS, a subsidiary of Whirlpool, reached an agreement with the staff of the FCA to settle the first part of its investigation, which relates to a 14-month period during parts of 2006-07 and 2008-09. The agreement establishes a settlement range between €95 million to €115 million for Indesit and Whirlpool legacy operations in France. The settlement must be approved by the FCA's college of commissioners, which also determines the final settlement amount within the agreed range. As no amount within the range of settlement was determined to be more likely than any other, a reserve of €95 million (approximately $111 million as of the settlement date) was recorded in interest and sundry (income) expense during the second quarter of 2018. The Company expects to pay the final settlement amount in 2019, following final approval by the FCA's college of commissioners.

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
Trade Customer Insolvency

In 2017, Alno AG and certain affiliated companies filed for insolvency protection in Germany. Bauknecht Hausgeräte GmbH, a subsidiary of the Company, was a long-standing supplier to Alno and certain of its affiliated companies. The Company was also a former indirect minority shareholder of Alno. In August 2018, the insolvency trustee asserted €174.5 million in clawback and related claims against Bauknecht. We are reviewing the claims made by the insolvency trustee. Based on our preliminary understanding of the facts and the applicable law, we expect to vigorously defend against the claims. Although it is currently not possible to assess the impact this matter may have on our Consolidated Condensed Financial Statements, the resolution of this matter could have a material adverse effect on our financial statements in any particular reporting period.

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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty and legacy product warranty liability reserves for the periods presented:

	Product Warranty		Legacy Product Warranty		Total
Millions of dollars	2018	2017	2018	2017	2018	2017
Balance at January 1	$277	$251	$—	$69	$277	$320
Issuances/accruals during the period	218	251	—	1	218	252
Settlements made during the period/other	(216)	(226)	—	(70)	(216)	(296)
Balance at September 30	$279	$276	$—	$—	$279	$276

Current portion	$204	$203	$—	$—	$204	$203
Non-current portion	75	73	—	—	75	73
Total	$279	$276	$—	$—	$279	$276

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

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. As a standard business practice in Brazil, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to satisfy the obligation with the bank and the receivable would revert back to the subsidiary. At September 30, 2018 and December 31, 2017, the guaranteed amounts totaled $97 million and $284 million, respectively. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $3.7 billion and $2.8 billion as of September 30, 2018 and December 31, 2017, respectively. Our total short-term outstanding bank indebtedness under guarantees was $43 million at September 30, 2018 and $49 million at December 31, 2017.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$1	$1	$2	$1
Interest cost	30	34	5	6	3	4
Expected return on plan assets	(43)	(43)	(8)	(8)	—	—
Amortization:
Actuarial loss	14	12	2	2	—	—
Prior service credit	(1)	(1)	—	—	(3)	(4)
Settlement and curtailment (gain) loss	—	—	1	—	4	—
Net periodic cost	$1	$3	$1	$1	$6	$1

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Service cost	$2	$2	$4	$4	$5	$5
Interest cost	89	101	17	17	10	12
Expected return on plan assets	(128)	(131)	(25)	(23)	—	—
Amortization:
Actuarial loss	40	37	7	5	—	—
Prior service credit	(2)	(2)	—	—	(2)	(11)
Settlement and curtailment (gain) loss	—	—	(2)	1	4	—
Net periodic cost	$1	$7	$1	$4	$17	$6

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Operating profit (loss)	$1	$1	$1	$1	$2	$1
Interest and sundry (income) expense	—	2	—	—	4	—
Net periodic benefit cost	$1	$3	$1	$1	$6	$1

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017	2018	2017
Operating profit (loss)	$2	$2	$4	$4	$5	$5
Interest and sundry (income) expense	(1)	5	(3)	—	12	1
Net periodic benefit cost	$1	$7	$1	$4	$17	$6
During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million, of which approximately $83 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted. In October 2018, we reached preliminary agreement on a settlement to resolve plaintiffs’ claims. The settlement will require court approval in order to be finalized, and we will proceed through the court process to request such approval. Charges incurred in the third quarter of 2018 related to this settlement were not material, and we expect the settlement, if and when approved, to result in non-material cash expenditures in future periods.
On September 15, 2018, we contributed $358 million in cash contributions to the pension trust for our U.S. defined benefit pension plans, which included $350 million of discretionary contributions.
(9)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value or net investment hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings. The fair value of the hedge asset or liability is presented in either other current assets/liabilities or other noncurrent assets/liabilities on the Consolidated Condensed Balance Sheets and in other within cash used in operating activities in the Consolidated Condensed Statements of Cash Flows.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2018 and December 31, 2017, there were no outstanding interest rate swap agreements.
We enter into swap rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at September 30, 2018 and December 31, 2017:

	Notional (Local)		Notional (USD)		Current Maturity
Instrument	2018	2017	2018	2017
Senior note - 0.625%	€500	€500	$580	$600	March 2020
Commercial Paper	€150	€150	$174	$180	October 2018
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$385	$366	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our consolidated statements of income. As of September 30, 2018 and December 31, 2017, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Condensed Balance Sheets at September 30, 2018 and December 31, 2017:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2018	2017	2018	2017	2018	2017		2018	2017
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,218	$3,113	$27	$55	$56	$157	(CF/NI)	47	56
Commodity swaps/options	234	269	5	29	18	1	(CF)	33	36
Interest rate derivatives	350	—	—	—	2	—	(CF)	2	0
Total derivatives accounted for as hedges			$32	$84	$76	$158
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$4,037	$3,390	$21	$58	$49	$50	N/A	24	33
Commodity swaps/options	—	1	—	—	—	—	N/A	0	5
Total derivatives not accounted for as hedges			21	58	49	50
Total derivatives			$53	$142	$125	$208

Current			$39	$89	$72	$81
Noncurrent			14	53	53	127
Total derivatives			$53	$142	$125	$208
(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended as follows:

	Three Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2018	2017	2018	2017
Foreign exchange forwards/options	$30	$(49)	$33	$(34)	(a)
Commodity swaps/options	(27)	18	1	11	(a)
Interest rate derivatives	(2)	—	—	(1)	(b)

Net Investment Hedges
Foreign currency	(10)	(23)	—	—
	$(9)	$(54)	$34	$(24)

			Three Months Ended September 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2018	2017
Foreign exchange forwards/options			$48	$(21)

	Nine Months Ended September 30,
	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from OCI into Earnings (Effective Portion) (1)
Cash Flow Hedges - Millions of dollars	2018	2017	2018	2017
Foreign exchange	$106	$(109)	$75	$(76)	(a)
Commodity swaps/options	(42)	35	24	29	(a)
Interest rate derivatives	(2)	—	(1)	(1)	(b)

Net Investment Hedges
Foreign currency	(5)	(63)	—	—
	$57	$(137)	$98	$(48)

			Nine Months Ended September 30,
			Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars			2018	2017
Foreign exchange forwards/options			$111	$(100)
(1) Gains and losses reclassified from accumulated OCI and recognized in income are recorded in (a) cost of products sold or (b) interest expense.
(2) Mark to market gains and losses recognized in income are recorded in interest and sundry (income) expense.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2018 and 2017. There were no hedges designated as fair value for the periods ended September 30, 2018 and 2017. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $33 million at September 30, 2018.
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
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 16 to the Consolidated Condensed Financial Statements for additional information on the goodwill and other intangibles impairment in the second quarter of 2018.

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2018	2017	2018	2017	2018	2017	2018	2017
Money market funds(1)	$230	$255	$7	$2	$223	$253	$230	$255
Net derivative contracts	—	—	—	—	(72)	(66)	(72)	(66)
Available for sale investments	7	6	21	22	—	—	21	22
Held-to-maturity investments (2)	—	60	—	—	—	60	—	60
(1) Money market funds are comprised primarily of government obligations or time deposits with banks and other first tier obligations.
(2) Held-to-maturity investments are primarily comprised of certificates of deposit with an approximate maturity term of less than six months.

The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis during the second quarter and as of June 30, 2018.

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
Goodwill
We have four reporting units for which we assess for impairment. We use a discounted cash flow analysis to determine fair value and consistent projected financial information in our analysis of goodwill and intangible assets. The discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit during the second quarter of 2018 utilized a discount rate of 12%. Based on the quantitative assessment performed, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment charge of $579 million during the second quarter and for the nine-months ended September 30, 2018.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for other intangible assets in the EMEA reporting unit during the second quarter of 2018 utilized discount rates ranging from 11.5% - 16% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative impairment assessment performed, the carrying value of certain other intangible assets, primarily the Indesit and Hotpoint* brands, exceeded their fair value, resulting in an impairment charge of $168 million during the second quarter and for the nine-months ended September 30, 2018.
See Note 16 to the Consolidated Condensed Financial Statements for additional information.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.26 billion and $4.95 billion at September 30, 2018 and December 31, 2017, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2018			2017
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(65)	$(1)	$(66)	$20	$—	$20
Cash flow and net investment hedges	(61)	16	(45)	(22)	10	(12)
Pension and other postretirement benefits plans	32	(7)	25	(15)	14	(1)
Available for sale securities	—	—	—	7	—	7
Other comprehensive income (loss)	(94)	8	(86)	(10)	24	14
Less: Other comprehensive income (loss) available to noncontrolling interests	(1)	—	(1)	2	—	2
Other comprehensive income (loss) available to Whirlpool	$(93)	$8	$(85)	$(12)	$24	$12

	Nine Months Ended September 30,
	2018			2017
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments	$(235)	$(7)	$(242)	$96	$—	$96
Cash flow and net investment hedges	(83)	21	(62)	(47)	17	(30)
Pension and other postretirement benefits plans	82	(22)	60	5	7	12
Available for sale securities	—	—	—	7	—	7
Other comprehensive income (loss)	(236)	(8)	(244)	61	24	85
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$(236)	$(8)	$(244)	$60	$24	$84

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Cash flow hedges, pre-tax	$—	$(19)	Cost of products sold
Cash flow and net investment hedges, pre-tax	(34)	(79)	Interest and sundry (income) expense
Pension and postretirement benefits, pre-tax	12	43	Interest and sundry (income) expense
The following table summarizes the changes in stockholders' equity for the period presented:

Millions of dollars	Total	Whirlpool Common Stockholders	Noncontrolling Interests
Stockholders' equity, December 31, 2017	$5,128	$4,198	$930
Net earnings (loss)	(329)	(353)	24
Other comprehensive loss	(244)	(244)	—
Comprehensive income (loss)	(573)	(597)	24
Adjustment to beginning retained earnings (1)	72	72	—
Adjustment to beginning accumulated other comprehensive loss	(17)	(17)	—
Common stock	—	—	—
Treasury stock	(1,102)	(1,102)	—
Additional paid-in capital	38	38	—
Dividends declared on common stock	(238)	(232)	(6)
Stockholders' equity, September 30, 2018	$3,308	$2,360	$948

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
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2018	2017	2018	2017
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$210	$276	$(353)	$618
Denominator for basic earnings per share - weighted-average shares	64.5	72.9	68.2	73.9
Effect of dilutive securities – share-based compensation	0.8	1.1	—	1.2
Denominator for diluted earnings per share – adjusted weighted-average shares	65.3	74.0	68.2	75.1
Anti-dilutive stock options/awards excluded from earnings per share	1.7	0.5	1.9	0.6

Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the nine months ended September 30, 2018, we repurchased 7,034,362 shares under this share repurchase program at an aggregate price of approximately $1.1 billion. As of September 30, 2018, there were approximately $850 million in remaining funds authorized under this program.
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
In the second quarter of 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan, which was approved by the relevant labor unions in July 2015 and signed by the Italian government in August 2015, provides for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provides for headcount reductions in the salaried employee workforce. We estimate that we will incur up to €179 million (approximately $208 million as of September 30, 2018) in employee-related costs, €25 million (approximately $29 million as of September 30, 2018) in asset impairment costs, and €37 million (approximately $43 million as of September 30, 2018) in other associated costs in connection with these actions. We expect these actions will be complete in 2019. We estimate €209 million (approximately $243 million as of September 30, 2018) of the estimated €241 million (approximately $280 million as of September 30, 2018) total cost will result in cash expenditures. As of September 30, 2018, €30 million (approximately $35 million) remains to be expensed.
On January 24, 2017, the Company and certain of its subsidiary companies began consultations with certain works councils and other regulatory agencies in connection with the Company's proposal to restructure its EMEA dryer manufacturing operations. Company management authorized the initiation of such consultations on December 30, 2016. These actions are expected to result in changing the operations at the Company's Yate, U.K. facility to focus on manufacturing for U.K. consumer needs only; ending production in Amiens, France, which was completed in 2018; and concentrating the production of dryers for non-U.K. consumer needs in Lodz, Poland. The Company anticipates that approximately 500 positions have been impacted by these actions. The Company expects these actions to be substantially complete in 2018. The Company estimates that it will incur approximately €59 million (approximately $68 million as of September 30, 2018) in employee-related costs, approximately €11 million (approximately $13 million as of September 30, 2018) in asset impairment costs, and approximately €10 million (approximately $12 million as of September 30, 2018) in other associated costs in connection with these actions. The Company estimates that approximately €69 million (approximately $80 million as of September 30, 2018) of the estimated €79 million (approximately $92 million as of September 30, 2018) total cost will result in future cash expenditures. As of September 30, 2018, €7 million (approximately $8 million) remains to be expensed.
In the fourth quarter of 2017, the Company announced an initiative to reduce fixed overhead costs by $150 million, which were primarily implemented in the first half of 2018. This initiative primarily impacts our overhead costs, including salary headcount and third-party services. The Company has implemented certain restructuring actions pursuant to this initiative.
On January 10, 2018, the Company announced certain restructuring actions related to streamlining operations in our Embraco compressor business. These actions resulted in ceasing operations and ending production at Embraco's Riva Presso Chieri, Turin, Italy facility in 2018, and concentrating the assembly and manufacturing of compressors in Embraco's other manufacturing centers. The Company anticipates that approximately 500 positions were impacted by these actions. These actions are substantially complete as of the third quarter of 2018. The Company estimates that it will incur up to approximately €52 million (approximately $60 million as of September 30, 2018) in employee-related costs, approximately €20 million (approximately $23 million as of September 30, 2018) in asset impairment costs and approximately €5 million (approximately $6 million as of September 30, 2018) in other associated costs in connection with these actions. The Company estimates that approximately €56 million (approximately $65 million as of September 30, 2018) of the estimated €77 million (approximately $89 million as of September 30, 2018) total cost will result in future cash expenditures. As of September 30, 2018, €5 million (approximately $6 million as of September 30, 2018) remains to be expensed.

The following table summarizes the change to our restructuring liability for the period ended September 30, 2018:

Millions of dollars	December 31, 2017	Charge to Earnings	Cash Paid	Non-cash and Other	September 30, 2018
Employee termination costs	$131	$137	$(167)	$—	$101
Asset impairment costs	—	36	—	(36)	—
Facility exit costs	2	35	(39)	—	(2)
Other exit costs	29	8	(10)	(6)	21
Total	$162	$216	$(216)	$(42)	$120
The following table summarizes the restructuring charges by operating segment as of September 30, 2018:

Millions of dollars	September 30, 2018
North America	$5
EMEA	99
Latin America	95
Asia	—
Corporate / Other	17
Total	$216
(13)    INCOME TAXES
Income tax expense was $7 million and $52 million for the three and nine months ended September 30, 2018, respectively, compared to income tax benefit of $4 million and expense of $69 million in the same periods of 2017. For the three and nine months ended September 30, 2018, changes in the effective tax rate from the prior period include lower earnings, U.S. tax reform impacts (including the reduction in U.S. tax rate from 35% to 21% and transition tax), the impact of non-deductible goodwill impairments and government payment accruals and recording of valuation allowances.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and 35%, respectively, and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2018	2017	2018	2017
Earnings (loss) before income taxes	$223	$268	$(277)	$678

Income tax (benefit) expense computed at United States statutory tax rate	47	94	(58)	237
Valuation allowances (releases)	4	(84)	43	(77)
U.S. transition tax	78	—	78	—
U.S. foreign income items, net of credits	(108)	(17)	(146)	(70)
Changes in enacted rates	(54)	—	(54)	—
Non deductible impairments	—	—	138	—
Non deductible government payments	—	—	37	—
Other	40	3	14	(21)
Income tax (benefit) expense computed at effective worldwide tax rates	$7	$(4)	$52	$69
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

United States Government Tax Legislation
On December 22, 2017, H.R.1 (the “Tax Cuts and Jobs Act”) was signed into law. Significant provisions include the reduction in the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a onetime transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act. At September 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Cuts and Jobs Act.
During the three months ended September 30, 2018, we recognized an additional $78 million of tax expense related to U.S. transition tax, increasing the total provisional amount to $268 million. During the same period, we made a $358 million contribution to our pension plan that resulted in a 2017 tax deduction at a 35% tax rate. As a result, we recognized an effective tax rate benefit in the current period largely attributable to the difference between the 35% and current enacted rate of 21%.
We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law and as interpretive guidance is issued by the U.S. government. These changes could have a material impact in future periods.
(14)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the Company's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs and asset impairment charges, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2018	$2,994	$1,134	$878	$339	$(19)	$5,326
2017	2,854	1,268	966	373	(43)	5,418
Intersegment sales
2018	$66	$19	$371	$100	$(556)	$—
2017	60	36	341	82	(519)	—
Depreciation and amortization
2018	$46	$44	$29	$17	$16	$152
2017	53	47	32	22	14	168
EBIT
2018	$343	$(39)	$49	$13	$(91)	$275
2017	336	(2)	55	9	(88)	310
Total assets
September 30, 2018	$7,565	$7,585	$4,669	$2,566	$(3,292)	$19,093
December 31, 2017	6,956	8,781	4,847	2,751	(3,297)	20,038
Capital expenditures
2018	$46	$36	$24	$16	$14	$136
2017	41	46	33	28	13	161

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2018	$8,292	$3,298	$2,628	$1,215	$(56)	$15,377
2017	8,133	3,501	2,873	1,181	(137)	15,551
Intersegment sales
2018	$203	$83	$998	$259	$(1,543)	$—
2017	187	80	1,007	220	(1,494)	—
Depreciation and amortization
2018	$142	$158	$93	$51	$47	$491
2017	160	136	95	54	42	487
EBIT
2018	$962	$(91)	$139	$75	$(1,221)	$(136)
2017	947	(27)	178	4	(302)	800
Total assets
September 30, 2018	$7,565	$7,585	$4,669	$2,566	$(3,292)	$19,093
December 31, 2017	6,956	8,781	4,847	2,751	(3,297)	20,038
Capital expenditures
2018	$110	$76	$55	$43	$46	$330
2017	108	82	90	61	30	371

A reconciliation of our segment information to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income is shown in the table below:

	Three Months Ended		Nine Months Ended
in millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total EBIT	275	310	(136)	800
Less: Interest expense	52	42	141	122
Less: Income tax (benefit) expense	7	(4)	52	69
Net earnings (loss)	216	272	(329)	609
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

The carrying amounts of the major classes of Embraco's assets and liabilities as of September 30, 2018 and December 31, 2017 include the following:

Millions of dollars	September 30, 2018	December 31, 2017
Accounts receivable, net of allowance of $8 and $7, respectively	208	202
Inventories	190	215
Prepaid and other current assets	40	61
Property, net of accumulated depreciation of $640 and $740, respectively	344	390
Other noncurrent assets	31	36
Total assets	$813	$904

Accounts payable	$325	$392
Accrued expenses	26	25
Accrued advertising and promotion	11	24
Other current liabilities	81	42
Other noncurrent liabilities	36	45
Total liabilities	$479	$528
The following table summarizes Embraco's earnings before income taxes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
Millions of dollars	2018	2017	2018	2017
Earnings before income taxes	21	8	37	73
(16) GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2017	$1,755	$920	$5	$438	$3,118
Reassignment of goodwill (1)	(54)	—	53	1	—
Impairment	—	(579)	—	—	(579)
Reclassification of asset held for sale	—	—	(4)	—	(4)
Currency translation adjustment	(6)	(28)	(1)	(22)	(57)
Ending net balance September 30, 2018	$1,695	$313	$53	$417	$2,478

(1) Effective January 1, 2018, we realigned the composition of certain segments to align with our new leadership reporting structure. We now report our Mexico business as a part of our Latin America segment. As a result, we reassigned approximately $53 million of goodwill, using a relative fair value approach, from the North America reporting unit to the Latin America reporting unit.

For the three months ended September 30, 2018, there were no indicators of goodwill impairment for any of our reporting units based on our qualitative assessment.

In connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2018, we identified indicators of goodwill impairment for our EMEA reporting unit based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment for our EMEA reporting unit was the segment's continuing negative financial performance in 2018 that did not improve as anticipated, primarily driven by significant volume loss. The actual operating results for the three-months ended June 30, 2018 were significantly lower than forecasted resulting in weak business performance. While the Indesit integration activities are substantially complete, as of the impairment date, the operating and macro-environment in the EMEA region continued to be very challenging and had not improved as anticipated. While our commercial transformation and supply chain initiatives are progressing, as of the impairment determination date, progress on market share recovery was slower than previously anticipated and the business has been impacted by raw material inflation and currency headwinds.

In performing our quantitative assessment of goodwill during the second quarter of 2018, we estimated the reporting unit's fair value under an income approach using a discounted cash flow model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections included revenue growth, EBIT margins and the discount rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, EBIT margins, tax rate, capital expenditures, depreciation and amortization, changes in working capital requirements and the terminal growth rate.

Based on our interim quantitative impairment assessment as of June 30, 2018, the carrying value of the EMEA reporting unit exceeded its fair value by $579 million and we recorded a goodwill impairment charge in this amount during the second quarter of 2018 and for the nine-months ended September 30, 2018.

Future impairments could result if the reporting unit experiences further deterioration in business performance or if there is a significant change in other qualitative or quantitative factors, including an increase in discount rates or a decrease in forecasted EBIT margin.

Other Intangible Assets

The following table summarizes other intangible assets for the periods presented:

	September 30, 2018			December 31, 2017
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$630	$(324)	$306	$639	$(297)	$342
Patents and other (2)	322	(188)	134	387	(179)	208
Total other intangible assets, finite lives	$952	$(512)	$440	$1,026	$(476)	$550
Trademarks, indefinite lives (3)	1,885	—	1,885	2,041	—	2,041
Total other intangible assets	$2,837	$(512)	$2,325	$3,067	$(476)	$2,591
(1) Customer relationships have an estimated useful life of 3 to 16 years.
(2) Patents and other intangibles have an estimated useful life of 1 to 41 years. Includes impairment charges of $60 million at June 30, 2018.
(3) Includes impairment charges of $108 million at June 30, 2018.

For the three months ended September 30, 2018, there were no indicators of impairment associated with other intangible assets based on our qualitative assessment.

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

Based on our interim quantitative impairment assessment as of June 30, 2018, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $168 million during the second quarter of 2018 and for the nine-months ended September 30, 2018.

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
OVERVIEW

Whirlpool had third-quarter GAAP net earnings available to Whirlpool of $210 million compared to GAAP net earnings available to Whirlpool of $276 million in the same prior-year period. Third-quarter net earnings were impacted by operational challenges in EMEA and trade customer insolvency, partially offset by strong North America results.

Whirlpool delivered strong GAAP earnings per share and all-time record third-quarter ongoing earnings per share. These results were driven by very impressive results in North America and a favorable tax rate, more than offset by raw material inflation and lower EMEA results.
In October, we announced several strategic actions in the EMEA region, including exiting our Turkish domestic sales operations, which does not include the factory operations, as well as our Hotpoint branded small appliance business. In addition, we announced a new $50 million fixed cost reduction initiative for this region.

We remain confident in our ability to deliver long-term margin expansion and improved free cash conversion to our shareholders.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2018	2017	Better/(Worse)	2018	2017	Better/(Worse)
Units (in thousands)	17,658	18,134	(2.6)%	49,071	51,974	(5.6)%
Net sales	$5,326	$5,418	(1.7)	$15,377	$15,551	(1.1)
Gross margin	895	915	(2.2)	2,587	2,617	(1.2)
Selling, general and administrative	550	521	(5.5)	1,596	1,546	(3.2)
Restructuring costs	28	45	37.5	216	150	(44.1)
Interest and sundry (income) expense	24	21	(14.3)	106	69	(53.6)
Interest expense	52	42	(23.8)	141	122	(16.0)
Income tax (benefit) expense	7	(4)	nm	52	69	25.0
Net earnings (loss) available to Whirlpool	210	276	(23.8)%	(353)	618	nm
Diluted net earnings (loss) available to Whirlpool per share	$3.22	$3.72	(13.6)%	$(5.18)	$8.23	nm
nm = not meaningful
Consolidated net sales decreased 1.7% and 1.1% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three months ended was primarily driven by unfavorable impacts from unit volume declines and foreign currency, partially offset by product price/mix. The decrease for the nine months ended was primarily driven by unfavorable impacts from unit volume declines, partially offset by product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 1.5% and decreased 1.2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The decrease for three and nine months ended was primarily due to raw material inflation, unit volume declines and foreign currency, partially offset by favorable impacts from product price/mix and restructuring benefits.

North America

Following are the results for the North America region:

2018 compared to 2017
Units sold increased 0.3% for the three months ended September 30, 2018 and decreased 2.5% for the nine months ended September 30, 2018 compared to the same periods in 2017.

2018 compared to 2017
Net sales increased 4.9% and 1.9% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase for the three months ended was primarily driven by favorable impacts from product price/mix, offset by foreign currency. The increase for the nine months ended was primarily driven by favorable impacts from product price/mix, offset by unit volume declines. Excluding the impact from foreign currency, net sales increased 5.3% and increased 1.9% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin for the three months ended September 30, 2018 was comparable to the same period in 2017. Gross margin percentage increased for the nine months ended September 30, 2018 compared to the same period in 2017. The increase for the nine months ended September 30, 2018 was primarily due to favorable impacts from product price/mix, partially offset by unfavorable impacts from raw material inflation.

EMEA

Following are the results for the EMEA region:

2018 compared to 2017
Units sold decreased 9.5% and 14.1% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales decreased 10.6% and 5.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three months ended September 30, 2018 was primarily driven by unfavorable impacts from unit volume declines and foreign currency, partially offset by product price/mix. The decrease for the nine months ended September 30, 2018 was primarily driven by unfavorable impacts from unit volume declines, partially offset by product price/mix and foreign currency. Excluding the impact from foreign currency, net sales decreased 7.6% and decreased 9.4% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage decreased for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to unfavorable impacts from unit volume declines, raw material inflation and foreign currency, partially offset by favorable impacts of product price/mix.

Latin America

Following are the results for the Latin America region:

2018 compared to 2017
Units sold increased 10.1% and 1.2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales decreased 9.2% and 8.5% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease for the three and nine months ended September 30, 2018 was primarily driven by unfavorable impacts from product price/mix and foreign currency, partially offset by unit volume growth. Excluding the impact from foreign currency, net sales increased 1.7% and decreased 4.3% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage increased for the three months ended September 30, 2018 and decreased for the nine months ended September 30, 2018 compared to the same periods in 2017. The increase for the three months ended September 30, 2018 was primarily due to product price/mix, unit volume growth and restructuring benefits, partially offset by the unfavorable impacts from raw material inflation. The decrease for the nine months ended September 30, 2018 was primarily due to unfavorable impacts from raw material inflation and the 2018 Brazil truck drivers' strike, partially offset by product price/mix and restructuring benefits.

Asia

Following are the results for the Asia region:

2018 compared to 2017
Units sold decreased 10.9% and 2.3% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Net sales decreased 9.3% for the three months ended September 30, 2018 and increased 2.8% for the nine months ended September 30, 2018 compared to the same periods in 2017. The decrease for the three months ended September 30, 2018 was primarily driven by unfavorable impacts from unit volume declines and foreign currency, partially offset by product price/mix. The increase for the nine months ended September 30, 2018 was primarily driven by the favorable impact of product price/mix and adjustments of trade promotion accruals in the prior period, partially offset by unit volume declines. Excluding the impact from foreign currency, net sales decreased 4.4% and increased 2.5% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

2018 compared to 2017
Gross margin percentage decreased for the three months ended September 30, 2018 and increased for the nine months ended September 30, 2018 compared to the same periods in 2017. The decrease for the three months ended September 30, 2018 was primarily due to unfavorable impacts of raw material inflation and currency, partially offset by favorable product price mix. The increase for the nine months ended September 30, 2018 was primarily due to favorable impacts from cost productivity, product price/mix and Chinese government incentives, partially offset by raw material inflation and currency. Additionally, for the nine months ended September 30, 2017 gross margin includes an adjustment primarily related to trade promotion accruals in prior periods.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2018	As a % of Net Sales	2017	As a % of Net Sales	2018	As a % of Net Sales	2017	As a % of Net Sales
North America	$211	7.1%	$189	6.6%	$578	7.0%	$551	6.8%
EMEA	140	12.4%	138	10.9%	422	12.8%	401	11.5%
Latin America	95	10.8%	81	8.3%	265	10.1%	261	9.1%
Asia	54	16.0%	71	19.0%	181	14.9%	189	16.0%
Corporate/other	50	—	42	—	150	—	144	—
Consolidated	$550	10.3%	$521	9.6%	$1,596	10.4%	$1,546	9.9%
Consolidated selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased versus the same periods in 2017 due to expenses related to the bad debt expense from a U.S. retailer and a Brazilian retailer and the negative impact of unit volume declines.
Restructuring
We incurred restructuring charges of $28 million and $216 million for the three and nine months ended September 30, 2018, respectively, compared to $45 million and $150 million for the same periods in 2017. For the full year 2018, we expect to incur approximately $250 million of restructuring charges, which will result in substantial ongoing cost reductions.
Additional information about restructuring activities can be found in Note 12 of the Consolidated Condensed Financial Statements.
Impairment of Goodwill and Other Intangibles

We recorded an impairment charge of $747 million related to goodwill ($579 million) and other intangibles ($168 million) for the nine months ended September 30, 2018 related to the EMEA reporting unit.

For additional information, see Note 10 and 16 of the Consolidated Condensed Financial Statements and the Other Information section below.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017. Interest and sundry (income) expense for the three months ended September 30, 2018 was comparable to the same period in 2017. The increase in expense for the nine months ended was primarily due changes related to the FCA preliminary settlement of $111 million, partially offset by Latin America tax credits. See Note 7 of the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three and nine months ended September 30, 2018 increased compared to the same periods in 2017 primarily due to higher average short-term and long-term debt balances.

Income Taxes
Income tax expense was $7 million and $52 million for the three and nine months ended September 30, 2018, respectively, compared to income tax (benefit) expense of $(4) million and $69 million in the same periods of 2017. For the three and nine months ended September 30, 2018, changes in the effective tax rate from the prior period include lower earnings, U.S. tax reform impacts (including the reduction in U.S. tax rate from 35% to 21% and transition tax), the impact of non-deductible goodwill impairments and government payment accruals and recording of valuation allowances.
For additional information, see Note 13 of the Consolidated Condensed Financial Statements.
Other Information

Our Critical Accounting Policies and Estimates for goodwill and other indefinite-life intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2017. The determination of our impairment charge for the nine-months ended September 30, 2018 noted above was based on applying the qualitative and quantitative assessment methodology described therein.

Because the goodwill and other intangibles in the EMEA reporting unit are recorded at fair value, future impairments could result if we experience further deterioration in business performance results or if there is a significant change in other qualitative or quantitative factors, including a decrease in forecasted EBIT margin, an increase in discount rates or decrease in royalty rates.

The sensitivity analyses below were performed in the second quarter in connection with the impairment charge of goodwill and other intangibles.
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, pension plans and returns to shareholders. We also have $260 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
We also have $2,153 million of notes payable which consist of short-term borrowings payable to banks or commercial paper, which are generally used to fund working capital requirements. See Note 6 of the Consolidated Condensed Financial Statements.
Whirlpool of India Limited (Whirlpool India), a majority-owned subsidiary of Whirlpool Corporation, announced in June 2018 that it had reached an agreement to acquire a 49% equity interest in Elica PB India. As part of the agreement, Whirlpool India received an option to acquire the remaining equity interest in the future for fair value, and the non-Whirlpool India shareholders of Elica PB India received an option to sell their remaining equity interest to Whirlpool India in the future for fair value, which could be material to the financial statements depending on the performance of the venture. This transaction closed in the third quarter of 2018.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short term cash equivalents to limit the concentration of exposure by counterparty.
At September 30, 2018, we had cash or cash equivalents greater than 1% of our consolidated assets in China, which represented 2.6%. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America, with the exceptions of China, which represented 1.1%. We continue to monitor general financial instability and uncertainty globally.

We continue to review customer conditions globally. As of September 30, 2018, we had 308 million reais (approximately $76 million) in short and long-term receivables due to us from Maquina de Vendas S.A. In the third quarter, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. As of September 30, 2018, we have 128 million reais (approximately $32 million) of insurance against this credit risk through policies purchased from high-quality underwriters. The estimated net present value of this agreement is recorded in other current assets and other non-current assets as of September 30, 2018.

On October 15, 2018, Sears Holdings Corporation ("Sears") announced that it had filed for bankruptcy protection. As of September 30, 2018, approximately $30 million or 1% of our aggregate accounts receivable exposure was related to Sears, and we had an immaterial amount of Sears-related inventory. In addition, net sales to Sears represented less than 2% of our global net sales. We believe the Sears bankruptcy will have a very limited short-term impact on our results of operations as consumers adjust to the new retail landscape and we work through the one-time impact of accounts receivable and inventory write off; furthermore, we do not believe that the bankruptcy will materially impact our financial results over the long term. In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such declines through increased sales throughout our broad distribution network.
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
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2018	2017
Cash provided by (used in):
Operating activities	$(615)	$(33)
Investing activities	(272)	(400)
Financing activities	750	335
Effect of exchange rate changes on cash	(74)	55
Net change in cash and cash equivalents	$(211)	$(43)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2018 increased compared to the same period in 2017, which primarily reflects lower net earnings, $350 million of discretionary pension funding and the working capital impact from lower unit volume, payment terms and higher material costs.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2018 decreased compared to the same period in 2017, which primarily reflects a decrease in capital expenditures and the proceeds from held to maturity securities and proceeds from sale of assets and businesses.

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
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2018 increased compared to the same period in 2017, which primarily reflects proceeds from borrowings of short-term and long-term debt, partially offset by stock repurchases under our share repurchase program.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion as of September 30, 2018. The facilities are geographically diverse and reflect the Company's growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at September 30, 2018 or December 31, 2017.
For additional information about our financing arrangements, see Note 6 of the Consolidated Condensed Financial Statements.
Dividends
In April 2018, our Board of Directors approved a 4.5% increase in our quarterly dividend on our common stock to $1.15 per share from $1.10 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2018, we had approximately $419 million outstanding under these agreements.
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
Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales, or ongoing net sales for 2017. Ongoing net sales in 2017 excludes $35 million primarily related to an adjustment for trade promotion accruals in prior periods. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. The chief operating decision maker evaluates performance based on each segment's earnings before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income)

expense. Management believes that free cash flow provides investors and stockholders with a relevant measure of liquidity and a useful basis for assessing the Company's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings available to Whirlpool, net sales, and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Net earnings (loss) available to Whirlpool	$210	$276	$(353)	$618
Net earnings (loss) available to noncontrolling interests	6	(4)	24	(9)
Income tax (benefit) expense	7	(4)	52	69
Interest expense	52	42	141	122
Earnings before interest & taxes	$275	$310	$(136)	$800
Restructuring expense	28	45	216	150
Trade customer insolvency	29	—	29	—
French antitrust settlement	—	—	114	—
Impairment of goodwill and other intangibles	—	—	747	—
Out-of-period adjustment	—	—	—	40
Ongoing EBIT	$332	$355	$970	$990

Free Cash Flow (FCF) Reconciliation: in millions	Nine Months Ended
	2018	2017
Cash used in operating activities	$(615)	$(33)
Capital expenditures	(330)	(371)
Proceeds from sale of assets and business	27	5
Change in restricted cash (1)	44	51
Free cash flow	$(874)	$(348)

Cash used in investing activities	$(272)	$(400)
Cash provided by financing activities	$750	$335
(1) For additional information regarding restricted cash, see Note 3 of the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. Our anticipated full-year GAAP tax rate includes the nondeductible earnings impact of the impairment of goodwill and intangibles of $747 million and the preliminary France antitrust settlement charge of $114 million. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2018 full-year adjusted tax rate of approximately 10.5%. We currently estimate earnings per diluted share and industry demand for 2018 to be within the following ranges:

	2018
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2018	$(2.90)	—	$(2.60)
Including:
Restructuring expense	$(3.71)
Trade customer insolvency	(0.43)
France antitrust settlement	(1.69)
Impairment of goodwill and intangibles	(11.10)
Income tax impact	0.44
Normalized tax rate adjustment	(1.07)
Share adjustment	0.16

Industry demand
North America(1)	~ 1%
EMEA	1%	—	2%
Latin America(2)	~ 1%
Asia	2%	—	4%
(1) Reflects industry demand in the U.S.
(2) Reflects industry demand in Brazil.
For the full-year 2018, we expect to generate cash from operating activities of approximately $1.2 billion and free cash flow of approximately $600 million, including restructuring cash outlays of up to $300 million, voluntary pension contributions of approximately $350 million and, with respect to free cash flow, capital expenditures of approximately $625 million.
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

2018
Millions of dollars	Current Outlook
Cash provided by operating activities (1)	~ $1,225
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	~ (625)
Free cash flow	~ $600
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
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs on steel and aluminum was a component of increased raw material costs during the nine months ended September 30, 2018. We expect these and other tariffs to impact material costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 8 of the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
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
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the nine months ended September 30, 2018, we repurchased 7,034,362 shares under this share repurchase program at an aggregate price of approximately $1.1 billion. As of September 30, 2018, there were approximately $850 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2018:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2018 through July 31, 2018	—	$—	—	$950
August 1, 2018 through August 31, 2018	764,771	$130.74	$764,771	$850
September 1, 2018 through September 30, 2018	—	$—	$—	$850
Total	764,771	$130.74	764,771
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1
Amendment No. 1 dated August 30, 2018 to Third Amended and Restated Long-Term Five-Year Credit Agreement among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., the other Borrowers party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain other financial institutions

Exhibit 10.2
Amendment No. 1 dated August 30, 2018 to Term Loan Agreement among Whirlpool Corporation, Whirlpool EMEA Finance S.à r.l., Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions

Exhibit 10.3	Amendment No. 2 dated August 30, 2018 to Term Loan Agreement among Whirlpool Corporation, Citibank, N.A., as Administrative Agent, and certain other financial institutions

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 25, 2018