Form 10-Q
period 2019-03-31
WHIRLPOOL CORP /DE/
filed 2019-04-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 19, 2019
Common stock, par value $1 per share	63,339,262

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2019

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

Website Disclosure
We routinely post important information for investors on our website, whirlpoolcorp.com, in the "Investors" section. We also intend to update the Hot Topics Q&A portion of this webpage as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our webpage is not incorporated by reference into, and is not a part of, this document.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2019	2018
Net sales	$4,760	$4,911
Expenses
Cost of products sold	3,948	4,099
Gross margin	812	812
Selling, general and administrative	505	505
Intangible amortization	18	20
Restructuring costs	26	144
Operating profit	263	143
Other (income) expense
Interest and sundry (income) expense	(130)	(8)
Interest expense	51	42
Earnings before income taxes	342	109
Income tax (benefit) expense	(132)	15
Net earnings	474	94
Less: Net earnings available to noncontrolling interests	3	—
Net earnings available to Whirlpool	$471	$94
Per share of common stock
Basic net earnings available to Whirlpool	$7.36	$1.31
Diluted net earnings available to Whirlpool	$7.31	$1.30
Dividends declared	$1.15	$1.10
Weighted-average shares outstanding (in millions)
Basic	64.0	71.2
Diluted	64.5	72.1

Comprehensive income	$567	$99

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,163	$1,498
Accounts receivable, net of allowance of $131 and $136, respectively	2,222	2,210
Inventories	2,960	2,533
Prepaid and other current assets	960	839
Assets held for sale	931	818
Total current assets	8,236	7,898
Property, net of accumulated depreciation of $6,263 and $6,190, respectively	3,358	3,414
Right of use assets	778	—
Goodwill	2,456	2,451
Other intangibles, net of accumulated amortization of $545 and $527, respectively	2,279	2,296
Deferred income taxes	2,213	1,989
Other noncurrent assets	366	299
Total assets	$19,686	$18,347
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,310	$4,487
Accrued expenses	655	690
Accrued advertising and promotions	556	827
Employee compensation	339	393
Notes payable	2,019	1,034
Current maturities of long-term debt	568	947
Other current liabilities	907	811
Liabilities held for sale	524	489
Total current liabilities	9,878	9,678
Noncurrent liabilities
Long-term debt	4,137	4,046
Pension benefits	610	637
Postretirement benefits	308	318
Lease liabilities	649	—
Other noncurrent liabilities	385	463
Total noncurrent liabilities	6,089	5,464
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 63 million and 64 million shares outstanding, respectively	112	112
Additional paid-in capital	2,777	2,768
Retained earnings	7,391	6,933
Accumulated other comprehensive loss	(2,602)	(2,695)
Treasury stock, 49 million and 48 million shares, respectively	(4,876)	(4,827)
Total Whirlpool stockholders' equity	2,802	2,291
Noncontrolling interests	917	914
Total stockholders' equity	3,719	3,205
Total liabilities and stockholders' equity	$19,686	$18,347

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2019	2018
Operating activities
Net earnings	$474	$94
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	142	177
Changes in assets and liabilities:
Accounts receivable	(39)	85
Inventories	(475)	(375)
Accounts payable	(182)	(259)
Accrued advertising and promotions	(271)	(287)
Accrued expenses and current liabilities	29	(28)
Taxes deferred and payable, net	(190)	(40)
Accrued pension and postretirement benefits	(23)	(16)
Employee compensation	(44)	(24)
Other	(316)	(40)
Cash used in operating activities	(895)	(713)
Investing activities
Capital expenditures	(85)	(66)
Proceeds from sale of assets and business	2	6
Proceeds from held-to-maturity securities	—	60
Investment in related businesses	—	(2)
Other	(3)	(1)
Cash used in investing activities	(86)	(3)
Financing activities
Net proceeds from borrowings of long-term debt	695	—
Repayments of long-term debt	(939)	(4)
Net proceeds from short-term borrowings	991	599
Dividends paid	(73)	(78)
Repurchase of common stock	(50)	—
Common stock issued	3	5
Cash provided by financing activities	627	522
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	25
Decrease in cash, cash equivalents and restricted cash	(343)	(169)
Cash, cash equivalents and restricted cash at beginning of period	1,538	1,293
Cash, cash equivalents and restricted cash at end of period	$1,195	$1,124

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2018.
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
Adoption of New Accounting Standards
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The adoption of this standard did not have a material impact on our Consolidated Condensed Financial Statements, however we have expanded our use of hedge accounting to hedge contractually specified components in commodity contracts designated as cash flow hedges. For additional information on the required disclosures related to the impact of adopting this standard, see Note 10 to the Consolidated Condensed Financial Statements.

On January 1, 2019, we adopted ASU No. 2016-02, "Leases (Topic 842)" and as part of that process the Company made the following elections:

•	The Company did not elect the hindsight practical expedient, for all leases.

•	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

•
In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, will not adjust its comparative period financial information or make the newly required lease disclosures for periods before the effective date.

•	The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

•	The Company elected to not separate lease and non-lease components, for all leases.

•	The Company did not elect the land easement practical expedient.

Upon adoption, we recognized the cumulative effect of initially applying this new standard resulting in the addition of approximately $858 million of right of use assets, of which $46 million are held for sale, as well as corresponding short-term and long-term lease liabilities. Additionally, the Company has sold and leased back a group of properties in our Latin American region and upon adoption, the Company recorded a cumulative adjustment to retained earnings of approximately $82 million related to deferred gains associated with these transactions.
For additional information on the required disclosures related to the impact of adopting this standard, see Note 3 to the Consolidated Condensed Financial Statements.

For additional information on held for sale assets, see Note 16 to the Consolidated Condensed Financial Statements.

All other newly issued and effective accounting standards during 2019 were not relevant or material to the Company.
Accounting Pronouncements Issued But Not Yet Effective
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period for entities that have adopted ASC 606. The standard should be applied retrospectively to the period when initially adopted ASC 606. The Company is currently evaluating the impact of adopting this guidance.

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
(2)    REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source. We sell products within all product categories in each operating segment. Revenues related to compressors are fully reflected in our Latin America segment. For additional information on the disaggregated revenues by geographical regions, see Note 15 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
Millions of dollars	2019	2018
Major product categories:
Laundry	$1,483	$1,562
Refrigeration	1,363	1,291
Cooking	1,044	1,049
Dishwashing	364	396
Total major product category net sales	$4,254	$4,298
Compressors	312	296
Spare parts and warranties	191	273
Other	3	44
Total net sales	$4,760	$4,911

The impact to revenue related to prior period performance obligations was not material for the three months ended March 31, 2019.

Bad Debt Expense

Bad debt expense was not material for the three months ended March 31, 2019.
(3)    LEASES

Leases

We lease certain warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Condensed Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of approximately $52 million for the period ended March 31, 2019. As of March 31, 2019, we have approximately $82 million of non-cancelable operating lease commitments, primarily for warehouses, that have not yet commenced. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 1 year to 25 years.

At March 31, 2019, we have no financing leases and we have approximately $985 million of non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Maturity of Lease Liabilities	Operating Leases (in millions)
2019	$145
2020	173
2021	141
2022	118
2023	106
After 2023	302
Total lease payments	$985
Less interest	143
Present value of lease liabilities (1)	$842
(1) Present value of lease liabilities includes liabilities held for sale.

The long-term portion of the lease liabilities included in the amounts above is $649 million, and the remainder of our lease liabilities are included in other current liabilities in the Consolidated Condensed Balance Sheets.

At March 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 5%.

During the period ended March 31, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $50 million. The right of use assets obtained in exchange for new liabilities was $18 million.

Many of our leases include renewal options that can extend the lease term. The execution of those renewal options is at our sole discretion.

Certain leases also include options to purchase the underlying asset at fair market value. If leased assets have leasehold improvements, typically the depreciable life of those leasehold improvements are limited by the expected lease term. Additionally, certain lease agreements include lease payment adjustments for inflation.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income in 2019.
(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	March 31,
Millions of dollars	2019	2018
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$1,163	$1,041
Restricted cash included in prepaid and other current assets (1)	32	49
Restricted cash included in other noncurrent assets (1)	—	34
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,195	$1,124
(1)Change in restricted cash resulted in realization of foreign currency translation adjustments of ($2 million) and ($3 million), respectively, for the three months ended March 31, 2019 and 2018 compared to the prior fiscal year end.

	December 31,
Millions of dollars	2018	2017
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$1,498	$1,196
Restricted cash included in prepaid and other current assets	40	48
Restricted cash included in other noncurrent assets	—	49
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,538	$1,293

Restricted cash can only be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition completed in October 2014.

(5)    INVENTORIES
The following table summarizes our inventory at March 31, 2019 and December 31, 2018:

Millions of dollars	March 31, 2019	December 31, 2018
Finished products	$2,506	$2,076
Raw materials and work in process	614	617
	3,120	2,693
Less: excess of FIFO cost over LIFO cost	(160)	(160)
Total inventories	$2,960	$2,533
LIFO inventories represented 44% and 41% of total inventories at March 31, 2019 and December 31, 2018, respectively.

(6)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2019 and December 31, 2018:

Millions of dollars	March 31, 2019	December 31, 2018
Land	$101	$102
Buildings	1,603	1,593
Machinery and equipment	7,917	7,909
Accumulated depreciation	(6,263)	(6,190)
Property, plant and equipment, net	$3,358	$3,414
During the three months ended March 31, 2019, we disposed of buildings, machinery and equipment no longer in use with a net book value of $3 million and the loss on the disposal was not material.
(7)    FINANCING ARRANGEMENTS
Debt Offering
On February 26, 2019, Whirlpool Corporation, completed a bond offering of $700 million principal amount of 4.75% Senior Notes due in 2029. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No.333-224381) previously filed with the Securities and Exchange Commission.
Debt Repayment
On February 27, 2019, we repaid €600 million (approximately $673 million) pursuant to our June 5, 2018 term loan agreement with Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions (the "Whirlpool EMEA Finance Term Loan"), representing full repayment of amounts borrowed under the Whirlpool EMEA Finance Term Loan. On March 1, 2019, $250 million of 2.40% senior notes matured and were repaid.
Term Loan Agreements

On April 23, 2018 the Company entered into, and on May 14, 2018 and August 30, 2018 the Company amended, a Term Loan Agreement (the "Term Loan Agreement") by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions. Citibank, N.A., JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Mizuho Bank, Ltd., and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion and is recorded in notes payable in our Consolidated Condensed Balance Sheets. The Term Loan Agreement has a maturity date of April 22, 2019, which date may be extended by the Company, in its discretion, prior to the maturity date for an additional six months. On March 27, 2019 the Company extended the Termination Date of the Term Loan Agreement for an additional six months to October 23, 2019. The Company also has agreed to repay the outstanding term loan amounts with the net cash proceeds received from the closing of the Embraco sale transaction. The proceeds of the Term Loan Agreement were used to fund accelerated share repurchases through a modified Dutch auction tender offer.
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
Credit Facilities
On September 27, 2017, Whirlpool Corporation exercised its commitment increase and term extension rights under the Third Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. In connection with this exercise, the Company entered into a Consent to Commitment Increase agreement with the Administrative Agent, which increases aggregate borrowing capacity under the Amended Long-Term Facility from $2.5 billion to $3.0 billion, and the Administrative Agent received extension request consents from a majority of lenders, which extends the termination date of the Amended Long-Term Facility by one year, to May 17, 2022. On March 28, 2019, the Amended Long-Term Facility was amended to add one of the Company's U.K. subsidiaries as an additional borrower.
The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over LIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.125%. The Amended Long-Term Facility, as amended, contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt or off-balance sheet obligations at the subsidiary level; (iv) enter into transactions with affiliates, except on an arms-length basis or with or between subsidiaries; (v) enter into agreements restricting the payment of subsidiary dividends or restricting the making of loans or repayment of debt by subsidiaries to the Company or other subsidiaries; and (vi) enter into agreements restricting the creation of liens on our assets.
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $280 million at March 31, 2019 and $286 million at December 31, 2018), maturing on September 26, 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $257 million at March 31, 2019 and $258 million at December 31, 2018), maturing through 2022.
We had no borrowings outstanding under the committed credit facilities at March 31, 2019 or December 31, 2018.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at March 31, 2019 and December 31, 2018:

Millions of dollars	March 31, 2019	December 31, 2018
Commercial paper	$800	$—
Short-term borrowings due to banks	1,219	1,034
Total notes payable	$2,019	$1,034
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $233 million and $161 million as of March 31, 2019 and December 31, 2018, respectively.

(8)    COMMITMENTS AND CONTINGENCIES
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
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Prior to the adoption of Topic 606, the excise taxes in our Brazilian operations were reflected in revenue. In accordance with Topic 606, we made a policy election to exclude non-income taxes from the transaction price. As a result, these credits were reflected in interest and sundry (income) expense as they were monetized in 2017 and 2018.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling has been appealed by the Brazilian government. Based on this ruling, we were entitled to recognize $72 million in additional credits. As of March 31, 2019, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2019. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $487 million as of March 31, 2019).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 250 million Brazilian reais (approximately $64 million as of March 31, 2019), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanded the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of March 31, 2019, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 209 million Brazilian reais (approximately $54 million as of March 31, 2019). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of March 31, 2019.
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
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. Amounts at issue in potential future litigation could increase as a result of interest and penalties in future periods. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.
We also filed legal actions to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million at December 31, 2017).

In the first quarter of 2019, we received a favorable decision in the largest of these legal actions. This decision is final and not subject to appeals. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $84 million, after related taxes and fees, during the first quarter in connection with this decision, reflecting approximately $142 million in indirect tax credits ("credits") that we are entitled to monetize in future periods, offset by approximately $43 million and $15 million in taxes and fees, respectively, that we anticipate will be paid in 2019. The credits and related fees are recorded in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income. The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinion of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
The Company has similar cases with other Brazilian subsidiaries related to approximately $70 million in potential credits for which we have yet to receive a ruling. While the Company's recovery with respect to the remaining litigation may be material, there is substantial uncertainty about both the amount and timing of any recovery, and as such no amounts have been recognized.
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France. The investigation includes a number of manufacturers, including the Whirlpool and Indesit operations in France.

On June 26, 2018, Whirlpool France SAS, a subsidiary of the Company, reached an agreement with the staff of the FCA to settle the first part of its investigation, which relates to a 14-month period during parts of 2006-07 and 2008-09. In the third quarter of 2018, we accrued €95 million after entering into a preliminary settlement agreement with the FCA. On December 6, 2018, the FCA's college issued its final decision, setting the final amount of the fine at €102 million, with €56 million attributable to Whirlpool's France business and €46 million attributable to Indesit's France business. Under the terms of a settlement with Indesit's former owners, the former owners are obligated to pay €17 million out of escrow to the Company. Payment of the Indesit portion of the FCA fine (€46 million, or approximately $52 million at March 31, 2019) was made in the first quarter of 2019 and payment of the Whirlpool portion of the FCA fine (€56 million, or approximately $63 million at March 31, 2019) was made in April 2019. The Company expects payment to the Company from Indesit's former owners to be made in the second quarter of 2019.

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

Other Litigation
We are currently defending against two lawsuits that have been certified for class action treatment in U.S. federal court, relating to two top-load washing machine models. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of this matter could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2019	2018
Balance at January 1	$268	$277
Issuances/accruals during the period	67	85
Settlements made during the period/other	(80)	(83)
Balance at March 31	$255	$279

Current portion	$182	$202
Non-current portion	73	77
Total	$255	$279

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

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. For certain credit worthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2019 and December 31, 2018, the guaranteed amounts totaled $104 million and $146 million, respectively. The fair value of these guarantees were nominal at March 31, 2019 and December 31, 2018. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.5 billion and $3.5 billion at March 31, 2019 and December 31, 2018, respectively. Our total short-term outstanding bank indebtedness under guarantees was $17 million at March 31, 2019 and $21 million at December 31, 2018.
(9)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$1	$1	$2	$2
Interest cost	31	30	6	6	4	4
Expected return on plan assets	(44)	(43)	(7)	(8)	—	—
Amortization:
Actuarial loss	12	13	2	3	—	—
Prior service cost (credit)	(1)	(1)	—	—	(2)	3
Settlement and curtailment (gain) loss	—	—	1	—	(7)	—
Net periodic benefit cost (credit)	$(1)	$—	$3	$2	$(3)	$9

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Operating profit (loss)	$1	$1	$1	$1	$2	$2
Interest and sundry (income) expense	(2)	(1)	2	1	(5)	7
Net periodic benefit cost	$(1)	$—	$3	$2	$(3)	$9

During the second quarter 2011, we modified retiree medical benefits for certain retirees to be consistent with those benefits provided by the Whirlpool Corporation Group Benefit Plan. We accounted for these changes as a plan amendment in 2011, resulting in a reduction in the postretirement benefit obligation of $138 million, of which approximately $89 million of benefit has been recognized in net earnings since 2011, with an offset to accumulated other comprehensive loss, net of tax. In response, a group of retirees initiated legal proceedings against Whirlpool asserting the above benefits are vested and changes to the plan are not permitted.
On February 15, 2019, we received a favorable decision from the United States Court of Appeals for the Sixth Circuit, which held that the benefits at issue are not vested for life and may be altered. Plaintiffs could seek further review of the Court's decision. On April 4, 2019, the Sixth Circuit Court issued a mandate to the district court, requiring it to take steps to implement this decision. The amount incurred in the first quarter of 2019 related to this decision was not material and we do not expect a material financial impact in future periods.

(10)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value or net investment hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. Hedging ineffectiveness and a net earnings impact occur when the change in the fair value of the hedge does not offset the change in the fair value of the hedged item. The ineffective portion of the gain or loss is recognized in earnings. The fair value of the hedge asset or liability is presented in either other current assets/liabilities or other noncurrent assets/liabilities in the Consolidated Condensed Balance Sheets and in other within cash used in operating activities in the Consolidated Condensed Statements of Cash Flows.
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
We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables and intercompany loans. These forecasted cross-currency cash flows relate primarily to foreign currency denominated expenditures and intercompany financing agreements, royalty agreements and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected in interest and sundry (income) expense for both the payable/receivable and the derivative. Therefore, as a result of this economic hedge, we do not elect hedge accounting.
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At March 31, 2019 there was $700 million notional amount of outstanding interest rate swap agreements. At December 31, 2018 there were no outstanding interest rate swap agreements.
We enter into swap rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.

Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at March 31, 2019 and December 31, 2018:

	Notional (Local)		Notional (USD)		Current Maturity
Instrument	2019	2018	2019	2018
Senior note - 0.625%	€500	€500	$561	$573	March 2020
Commercial Paper	€300	€—	$337	$—	April 2019
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$372	$366	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income. As of March 31, 2019 and December 31, 2018, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2019 and December 31, 2018:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2019	2018	2019	2018	2019	2018		2019	2018
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,012	$3,126	$47	$49	$34	$48	(CF/NI)	41	44
Commodity swaps/options	243	216	11	1	12	27	(CF)	27	30
Interest rate derivatives	700	—	14	—	31	—	(CF)	119	0
Total derivatives accounted for as hedges			$72	$50	$77	$75
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$3,061	$4,382	$30	$27	$16	$69	N/A	18	21
Commodity swaps/options	36	3	1	—	1	—	N/A	27	0
Total derivatives not accounted for as hedges			31	27	17	69
Total derivatives			$103	$77	$94	$144

Current			$65	$60	$38	$95
Noncurrent			38	17	56	49
Total derivatives			$103	$77	$94	$144
(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments and foreign currency debt designated as net investment hedges in our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion ) (1)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options		$28	$—
Commodity swaps/options		22	(15)
Interest rate derivatives		(17)	—

Net Investment Hedges
Foreign currency		1	(63)
		$34	$(78)

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Net sales	(1)	(2)
Foreign exchange forwards/options	Cost of products sold	5	(6)
Foreign exchange forwards/options	Interest and sundry (income) expense	37	6
Commodity swaps/options (2)	Cost of products sold	(3)	13
Interest rate derivatives	Interest expense	1	—
Interest rate derivatives	Interest and sundry (income) expense	8	—
		47	11

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Interest and sundry (income) expense	$29	$(71)

(1) The tax impact of the cash flow hedges was $5 million for the three months ended March 31, 2019 and 2018. The tax impact of the net investment hedges was $1 million and $12 million for the three months ended March 31, 2019 and 2018, respectively.
(2) Cost for commodity swaps/options are recognized in cost of sales as products are sold.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2019 and 2018. There were no hedges designated as fair value for the periods ended March 31, 2019 and 2018. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $31 million at March 31, 2019.
(11)    FAIR VALUE MEASUREMENTS
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2019	2018	2019	2018	2019	2018	2019	2018
Money market funds(1)	$537	$511	$2	$5	$535	$506	$537	$511
Net derivative contracts	—	—	—	—	9	(67)	9	(67)
Available for sale investments	6	7	19	12	—	—	19	12
(1) Money market funds are comprised primarily of government obligations or time deposits with banks and other first tier obligations.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.75 billion and $4.17 billion at March 31, 2019 and December 31, 2018, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(12)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,205	$6,933	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings	474	471	—	—	—	3
Other comprehensive income	93	—	93	—	—	—
Comprehensive income	567	471	93	—	—	3
Adjustment to beginning retained earnings (1)	61	61	—	—	—	—
Stock issued (repurchased)	(40)	—	—	(40)	—	—
Dividends declared	(74)	(74)	—	—	—	—
Balances, March 31, 2019	3,719	7,391	(2,602)	(2,099)	112	917

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2017	$5,128	$7,352	$(2,331)	$(935)	$112	$930
Comprehensive income
Net earnings	94	94	—	—	—	—
Other comprehensive income	5	—	4	—	—	1
Comprehensive income	99	94	4	—	—	1
Adjustment to beginning retained earnings (2)	72	72	—	—	—	—
Adjustment to beginning accumulated other comprehensive loss	(17)	—	(17)	—	—	—
Stock issued (repurchased)	16	—	—	16	—	—
Dividends declared	(78)	(78)	—	—	—	—
Balances, March 31, 2018	5,220	7,440	(2,344)	(919)	112	931

(1) Increase to beginning retained earnings is due to the adoption of ASU 2016-02 [increase of approximately $61 million (net of tax)]. For additional information regarding the adoption of this accounting standard, see Note 1 and 3 to the Consolidated Condensed Financial Statements.

(2) Increase to beginning retained earnings is due to the following accounting standard adoptions: ASU 2014-09 [increase of approximately $0.4 million], ASU 2016-01 [increase of approximately $17 million] and ASU 2016-16 [increase of approximately $56 million].

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2019			2018
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (3)	$92	$1	$93	$(12)	$12	$—
Cash flow hedges	(14)	5	(9)	(26)	5	(21)
Pension and other postretirement benefits plans	12	(3)	9	37	(11)	26
Other comprehensive income (loss)	90	3	93	(1)	6	5
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$90	$3	$93	$(2)	$6	$4

(3) Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2019:

Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	11	Interest and sundry (income) expense
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2019	2018
Numerator for basic and diluted earnings per share - Net earnings available to Whirlpool	$471	$94
Denominator for basic earnings per share - weighted-average shares	64.0	71.2
Effect of dilutive securities – share-based compensation	0.5	0.9
Denominator for diluted earnings per share – adjusted weighted-average shares	64.5	72.1
Anti-dilutive stock options/awards excluded from earnings per share	1.8	0.9
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2019, we repurchased 360,326 shares under this share repurchase program at an aggregate price of approximately $50 million. At March 31, 2019, there were approximately $750 million in remaining funds authorized under this program.
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
In 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan which was approved by the relevant labor unions and signed by the Italian government in 2015, provided for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provided for headcount reductions in the salaried employee workforce. These actions are substantially complete.
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region and the exit from domestic sales operations in Turkey. We expect these actions will be complete in 2019 with approximately $43 million expense remaining.
The following table summarizes the restructuring actions above for the three months ended March 31, 2019 and the total costs to date for each plan:

Millions of dollars	2019	Total
Indesit	2	230
EMEA fixed cost actions	19	33
The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2019:

Millions of dollars	12/31/2018	Charges to Earnings	Cash Paid	Non-Cash and Other	3/31/2019
Employee termination costs	$84	$20	$(45)	$—	$59
Asset impairment costs	—	—	—	4	4
Facility exit costs	(9)	2	(4)	—	(11)
Other exit costs	21	4	(3)	—	22
Total	$96	$26	$(52)	$4	$74
The following table summarizes the restructuring charges by operating segment for the period presented:

Three Months Ended
Millions of dollars	March 31, 2019
North America	$—
EMEA	26
Latin America	—
Asia	—
Corporate / Other	—
Total	$26

(14)    INCOME TAXES
Income tax benefit was $132 million for the three months ended March 31, 2019 compared to income tax expense of $15 million in the same period of 2018. For the three months ended March 31, 2019, changes in the effective tax rate from the prior period include valuation allowance releases, partially offset by overall higher level of earnings and related tax expense.
The following table summarizes the difference between income tax (benefit) expense at the U.S. statutory rate of 21% and the income tax (benefit) expense at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Earnings before income taxes	$342	$109

Income tax (benefit) expense computed at United States statutory tax rate	72	23
Valuation allowances	(235)	—
U.S. foreign income items, net of credits	7	(11)
Other	24	3
Income tax (benefit) expense computed at effective worldwide tax rates	$(132)	$15
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
Valuation Allowances
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income.  We have reduced the valuation allowance to reflect the estimated amount of certain deferred tax assets associated with net operating losses and other deferred tax assets we believe are now more-likely-than-not to be realized.  During the first quarter of 2019, upon completion of the $700 million bond offering, we used the proceeds to refinance and recapitalize various entities in our Europe, Middle East and Africa (“EMEA”) business unit. Based upon our existing transfer pricing policies, these actions are expected to provide sufficient future taxable income to realize the deferred tax assets. In addition, these actions inject additional internal capital into certain EMEA entities to meet local country capitalization requirements, repay all outstanding borrowings under the Whirlpool EMEA Finance Term Loan and prepare for the pending Embraco divestiture. Accordingly, we reduced the valuation allowance by $235 million during the first quarter of 2019.
(15)    SEGMENT INFORMATION
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

The table below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2019	$2,535	$1,004	$875	$371	$(25)	$4,760
2018	2,516	1,068	898	448	(19)	4,911
Intersegment sales
2019	66	21	337	84	(508)	—
2018	67	38	286	75	(466)	—
Depreciation and amortization
2019	$49	$43	$18	$17	$15	$142
2018	49	57	38	18	15	177
EBIT
2019	312	(21)	45	7	50	393
2018	288	(27)	57	19	(186)	151
Total assets
March 31, 2019	$7,769	$9,804	$5,014	$2,700	$(5,601)	$19,686
December 31, 2018	7,161	7,299	4,745	2,636	(3,494)	18,347
Capital expenditures
2019	35	10	24	10	6	85
2018	23	6	13	11	13	66

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended
in millions	March 31, 2019	March 31, 2018
Items not allocated to segments:
Restructuring costs	$(26)	$(144)
Divestiture related transition costs	(6)	—
Brazil indirect tax credit	127	—
Corporate expenses and other	(45)	(42)
Total other/eliminations	$50	$(186)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income is shown in the table below for the periods presented:

	Three Months Ended
in millions	March 31, 2019	March 31, 2018
Operating profit	$263	$143
Interest and sundry (income) expense	(130)	(8)
Total EBIT	$393	$151
Interest expense	51	42
Income tax (benefit) expense	(132)	15
Net earnings	$474	$94
Less: Net earnings available to noncontrolling interests	3	—
Net earnings available to Whirlpool	$471	$94

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

The carrying amounts of the major classes of Embraco's assets and liabilities at March 31, 2019 and December 31, 2018 include the following:

Millions of dollars	March 31, 2019	December 31, 2018
Accounts receivable, net of allowance of $8 and $8, respectively	218	198
Inventories	194	165
Prepaid and other current assets	49	42
Property, net of accumulated depreciation of $586 and $616, respectively	375	364
Right of use assets	45	—
Other noncurrent assets	50	49
Total assets	$931	$818

Accounts payable	$347	$361
Accrued expenses	30	27
Accrued advertising and promotion	12	12
Other current liabilities	65	55
Lease liabilities	38	—
Other noncurrent liabilities	32	34
Total liabilities	$524	$489
The following table summarizes Embraco's earnings before income taxes for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Earnings before income taxes	23	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

OVERVIEW

Whirlpool had first-quarter GAAP net earnings available to Whirlpool of $471 million compared to GAAP net earnings available to Whirlpool of $94 million in the same prior-year period. Current-year results were positively impacted by certain favorable tax items.

Whirlpool delivered ongoing (non-GAAP) EBIT margin of 6.3% (expansion of 30 basis points) driven by very impressive results in North America, positive price/mix and sustained fixed cost discipline. These results were partially offset by a weaker than expected demand environment and continued cost inflation.

Our first-quarter results strengthen our confidence in delivering on our full-year financial commitments of margin expansion and improved free cash conversion.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2019	2018	Better/(Worse)
Units (in thousands)	14,992	15,293	(2.0)%
Net sales	$4,760	$4,911	(3.1)
Gross margin	812	812	—
Selling, general and administrative	505	505	—
Restructuring costs	26	144	82.0
Interest and sundry (income) expense	(130)	(8)	nm
Interest expense	51	42	(21.3)
Income tax (benefit) expense	(132)	15	nm
Net earnings available to Whirlpool	471	94	nm
Diluted net earnings available to Whirlpool per share	$7.31	$1.30	nm
nm = not meaningful
Consolidated net sales decreased 3.1% for the three months ended March 31, 2019, compared to the same period in 2018. The decrease for the three months ended was primarily driven by unfavorable impacts from foreign currency and unit volume declines, partially offset by favorable product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 1.0% for the three months ended March 31, 2019, compared to the same period in 2018.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage increased to 17.1% for the three months ended March 31, 2019 compared to 16.5% for the same period in 2018 which reflects favorable product price/mix, partially offset by lower unit volume, raw material inflation and impact of foreign currency.
Our reportable operating segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the Company's ongoing performance, if any. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments.

North America

Following are the results for the North America region:

2019 compared to 2018
Units sold decreased 7.0% for the three months ended March 31, 2019 compared to the same period in 2018.

2019 compared to 2018
Net sales increased 0.7% for the three months ended March 31, 2019, compared to the same period in 2018. The increase for the three months ended March 31, 2019 was primarily driven by favorable impacts from product price/mix, partially offset by lower unit volumes. Excluding the impact from foreign currency, net sales increased 1.1% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
EBIT margin was 12.3% for the three months ended March 31, 2019 compared to 11.4% for the same period in 2018. EBIT increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the favorable impact of product price/mix, partially offset by cost inflation (raw materials, tariffs and freight) and lower unit volumes.

EMEA

Following are the results for the EMEA region:

2019 compared to 2018
Units sold increased 4.8% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
Net sales decreased 6.0% for the three months ended March 31, 2019, compared to the same period in 2018. The decrease for the three months ended March 31, 2019 was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by unit volume growth. Excluding the impact from foreign currency, net sales increased 1.6% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
EBIT margin was (2.1)% for the three months ended March 31, 2019 compared to (2.5)% for the same period in 2018. EBIT increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the favorable impact of restructuring benefits and unit volume growth, partially offset by lower production levels and liquidation of inventory in Turkey.

Latin America

Following are the results for the Latin America region:

2019 compared to 2018
Units sold increased 6.0% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
Net sales decreased 2.5% for the three months ended March 31, 2019, compared to the same period in 2018. The decrease for the three months ended March 31, 2019 was primarily driven by unfavorable impacts from foreign currency, partially offset by unit volume growth. Excluding the impact from foreign currency, net sales increased 6.7% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
EBIT margin was 5.1% for the three months ended March 31, 2019 compared to 6.3% for the same period in 2018. The favorable impacts of product price/mix and unit volume growth were offset by the unfavorable impact of foreign currency; prior period results were positively impacted by the monetization of certain tax credits.

Asia

Following are the results for the Asia region:

2019 compared to 2018
Units sold decreased 10.3% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
Net sales decreased 17.2% for the three months ended March 31, 2019, compared to the same period in 2018. The decrease for the three months ended March 31, 2019 was primarily driven by unfavorable impacts from lower unit volumes in China and foreign currency. Excluding the impact from foreign currency, net sales decreased 11.5% for the three months ended March 31, 2019, compared to the same period in 2018.

2019 compared to 2018
EBIT margin was 1.9% for the three months ended March 31, 2019 compared to 4.2% for the same period in 2018. EBIT decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the favorable impact of product price/mix, offset by the unfavorable impact of lower unit volumes in China.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2019	As a % of Net Sales	2018	As a % of Net Sales
North America	$176	6.9%	$161	6.4%
EMEA	124	12.4%	143	13.4%
Latin America	78	8.9%	86	9.6%
Asia	61	16.3%	63	14.1%
Corporate/other	66	—	52	—
Consolidated	$505	10.6%	$505	10.3%
Consolidated selling, general and administrative expenses for the three months ended March 31, 2019 is comparable to the same period in 2018.
Restructuring
We incurred restructuring charges of $26 million for the three months ended March 31, 2019, respectively, compared to $144 million for the same period in 2018. For the full year 2019, we expect to incur approximately $100 million of restructuring charges, as we reduce fixed costs primarily in the EMEA region.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three months ended March 31, 2019 increased compared to the same period in 2018. The increase in sundry income for the three months ended was primarily due to the Brazil indirect tax credit recorded of $127 million which reflects $142 million of indirect tax credits, net of related fees. For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three months ended March 31, 2019 increased compared to the same period in 2018 primarily due to higher average short-term debt balances.
Income Taxes
Income tax benefit was $132 million for the three months ended March 31, 2019 compared to income tax expense of $15 million in the same periods of 2018. For the three months ended March 31, 2019, changes in the effective tax rate from the prior period include valuation allowance releases, partially offset by overall higher level of earnings and related tax expense.
For additional information, see Note 14 to the Consolidated Condensed Financial Statements.

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
Our short-term potential uses of liquidity include funding our ongoing capital spending, restructuring activities and returns to shareholders. We also have $568 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
At March 31, 2019, we have $2,019 million of notes payable which consist of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. For additional information, see Note 7 to the Consolidated Condensed Financial Statements.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
At March 31, 2019, we had cash or cash equivalents greater than 1% of our consolidated assets in China and Brazil, which represented 2.4% and 1.5%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of North America. We continue to monitor general financial instability and uncertainty globally.
The Company had cash and cash equivalents of approximately $1.2 billion at March 31, 2019, of which substantially all was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.

We continue to review customer conditions globally. At March 31, 2019, we had 283 million reais (approximately $73 million) in short and long-term receivables due to us from Maquina de Vendas S.A. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. At March 31, 2019, we have 127 million reais (approximately $32 million) of insurance against this credit risk through policies purchased from high-quality underwriters.
For additional information on guarantees, see Note 8 to the Consolidated Condensed Financial Statements.
Embraco Sale Transaction

On April 24, 2018, we and certain of our subsidiaries entered into a purchase agreement with Nidec Corporation, a leading manufacturer of electric motors incorporated under the laws of Japan, to sell our Embraco business unit (the "Transaction").

Pursuant to the purchase agreement, at the closing of the Transaction, Nidec will pay a purchase price of approximately $1.08 billion for the sale of Embraco. The purchase price is subject to customary adjustments including for indebtedness, cash and working capital of Embraco at closing. Whirlpool has agreed to retain certain liabilities relating to tax, environmental, labor and products following closing of the Transaction. The purchase agreement contains customary representations, conditions, warranties and covenants of the parties, including the requirement to obtain necessary antitrust approvals, which have been received in the U.S., Brazil, China and various other jurisdictions, while final approval remains outstanding in Europe.

On March 8, 2019, Whirlpool filed suit in the United States District Court for the Southern District of New York to compel Nidec to take all actions necessary to ensure that required regulatory approvals are obtained in time to close the Transaction by the initial closing deadline of April 24, 2019. During a hearing on March 27, 2019, Nidec indicated that it intended to reach agreement by April 24 with a suitable buyer for certain assets required to be divested in order to obtain European Commission approval of the Transaction. As such, the Court dismissed Whirlpool's suit without prejudice to refiling the suit if the Transaction does not close by April 24, 2019.

On April 12, 2019, the European Commission approved the Transaction, conditioned upon approving an agreement and buyer for the divestiture of certain Nidec compressor assets. On April 22, 2019, Nidec announced that it had reached an agreement with a buyer for the sale of Nidec's entire compressor business, and filed with the European Commission a submission regarding the suitability of the buyer and the divestiture agreements.

The purchase agreement contains an initial closing deadline of April 24, 2019, which has been extended to permit closing up to six months later. On April 21, 2019, Whirlpool and Nidec agreed to close the Transaction as soon as reasonably practicable after required regulatory reviews and approvals are complete, but no earlier than April 30, 2019.

Whirlpool remains confident and continues to expect the Transaction to close, and remains committed to taking all actions in its best interests to close the transaction as soon as reasonably practicable.
For additional information on the Transaction, see Note 16 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 12 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Cash provided by (used in):
Operating activities	$(895)	$(713)
Investing activities	(86)	(3)
Financing activities	627	522
Effect of exchange rate changes	11	25
Net change in cash, cash equivalents and restricted cash	$(343)	$(169)
Cash Flows from Operating Activities
Cash used in operating activities during the three months ended March 31, 2019 increased compared to the same period in 2018, which primarily reflects the working capital impact of seasonal production timing and slower than expected sales in certain markets.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2019 increased compared to the same period in 2018, which primarily reflects an increase in capital expenditures (approximately $20 million) and proceeds related to held-to-maturity securities (approximately $60 million) in 2018.

Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2019 increased compared to the same period in 2018, which primarily reflects higher proceeds from borrowings of short-term and long-term debt (increase of approximately $1,100 million), partially offset by higher repayments of long-term debt (approximately $935 million) and stock repurchases under our share repurchase program (approximately $50 million).
Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion at March 31, 2019. The facilities are geographically diverse and reflect the Company's growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at March 31, 2019 or December 31, 2018.
For additional information about our financing arrangements, see Note 7 to the Consolidated Condensed Financial Statements.
Dividends
In April 2019, our Board of Directors approved a 4.3% increase in our quarterly dividend on our common stock to $1.20 per share from $1.15 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2019, we had approximately $348 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Note 8 to the Consolidated Condensed Financial Statements.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding foreign currency

•	Free cash flow
Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales for 2019 and 2018. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the Company's ongoing performance, if any, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings available to Whirlpool and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended
	2019	2018
Net earnings available to Whirlpool	$471	$94
Net earnings available to noncontrolling interests	3	—
Income tax (benefit) expense	(132)	15
Interest expense	51	42
Earnings before interest & taxes	$393	$151
Restructuring expense	26	144
Divestiture related transition costs	6	—
Brazil indirect tax credit	(127)	—
Ongoing EBIT	$298	$295

Free Cash Flow (FCF) Reconciliation: in millions	Three Months Ended
	2019	2018
Cash used in operating activities	$(895)	$(713)
Capital expenditures	(85)	(66)
Proceeds from sale of assets and business	2	6
Change in restricted cash (1)	9	17
Free cash flow	$(969)	$(756)

Cash used in investing activities	$(86)	$(3)
Cash provided by financing activities	$627	$522
(1) For additional information regarding restricted cash, see Note 4 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Full-year 2019 guidance measures of GAAP earnings per diluted share and free cash flow do not reflect the anticipated gain on sale and, in the case of free cash flow, proceeds from the sale of the Embraco business. The final amounts are subject to a number of variables that are subject to change, including the net book value of held for sale assets, closing costs, taxes, and customary adjustments for indebtedness, cash, and working capital at closing.
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2019 full-year adjusted tax rate between 15% and 20%. We currently estimate earnings per diluted share and industry demand for 2019 to be within the following ranges:

	2019
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2019	$14.05	—	$15.05
Including:
Restructuring expense	$(1.55)
Brazil indirect tax credit	1.97
Divestiture related transition costs	(0.36)
Income tax impact	(0.01)

Industry demand
North America	(2)%	—	—%
EMEA	(1)%	—	1%
Latin America	~ 5%
Asia	1%	—	2%
For the full-year 2019, we continue to expect to generate cash from operating activities of $1.4 billion to $1.5 billion and free cash flow of $800 million to $900 million, including restructuring cash outlays of up to $100 million and capital expenditures of approximately $625 million.
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

2019
Millions of dollars	Current Outlook
Cash provided by operating activities (1)	$1,425 - $1,525
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(625)
Free cash flow	$800 - $900
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
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 8 to the Consolidated Condensed Financial Statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2018 or the three months ended March 31, 2019. Claims may be filed related to this incident.
Antidumping and Safeguard Petitions
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain washers imported from South Korea, Mexico, and China, and countervailing duties on certain washers from South Korea. These orders could be subject to administrative reviews and possible appeals. On March 29, 2019, the International Trade Commission voted to extend antidumping duties on large residential washer imports from Mexico for an additional five years, but to end antidumping and countervailing duties on large residential washer imports from South Korea.
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
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs on steel and aluminum was a component of increased raw material costs during the quarter ended March 31, 2019. We expect these and other tariffs to impact material costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 9 to the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
(b)Changes in internal control over financial reporting
Except as set forth below, during the three months ended March 31, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 31, 2019, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading "Commitments and Contingencies" in Note 8 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2019, we repurchased 360,326 shares under this share repurchase program at an aggregate price of approximately $50 million. At March 31, 2019, there were approximately $750 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2019:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2019 through January 31, 2019	—	$—	—	$800
February 1, 2019 through February 28, 2019	31,500	$139.14	$31,500	$796
March 1, 2019 through March 31, 2019	328,826	$138.70	$328,826	$750
Total	360,326	$138.74	360,326
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1	2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit Award Document (Z)

Exhibit 10.2	2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z)

Exhibit 10.3	2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award Document (Z)

Exhibit 10.4
Amendment No. 2 dated February 15, 2019 to Term Loan Agreement among Whirlpool Corporation, Whirlpool EMEA Finance S.à r.l., Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions

Exhibit 10.5
Amendment No. 2 dated March 28, 2019 to Third Amended and Restated Long-Term Five-Year Credit Agreement among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Finance B.V., Whirlpool Canada Holding Co., the other Borrowers party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and certain other financial institutions

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	April 23, 2019