Form 10-Q
period 2019-06-30
WHIRLPOOL CORP /DE/
filed 2019-07-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		38-1490038
(State of Incorporation)		(I.R.S. Employer Identification No.)

2000 North M-63
Benton Harbor,	Michigan	49022-2692
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code (269) 923-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $1.00 per share	WHR	Chicago Stock Exchange	and	New York Stock Exchange
0.625% Senior Notes due 2020	WHR 20	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 19, 2019
Common stock, par value $1 per share	63,527,409

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2019

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Net sales	$5,186	$5,140	$9,946	$10,051
Expenses
Cost of products sold	4,254	4,260	8,202	8,359
Gross margin	932	880	1,744	1,692
Selling, general and administrative	584	541	1,089	1,046
Intangible amortization	18	20	36	40
Restructuring costs	60	44	86	188
Impairment of goodwill and other intangibles	—	747	—	747
Loss on disposal of businesses	79	—	79	—
Operating profit (loss)	191	(472)	454	(329)
Other (income) expense
Interest and sundry (income) expense	(63)	90	(193)	82
Interest expense	52	47	103	89
Earnings (loss) before income taxes	202	(609)	544	(500)
Income tax expense (benefit)	130	30	(2)	45
Net earnings (loss)	72	(639)	546	(545)
Less: Net earnings available to noncontrolling interests	5	18	8	18
Net earnings (loss) available to Whirlpool	$67	$(657)	$538	$(563)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$1.04	$(9.50)	$8.42	$(8.03)
Diluted net earnings (loss) available to Whirlpool	$1.04	$(9.50)	$8.35	$(8.03)
Dividends declared	$1.20	$1.15	$2.35	$2.25
Weighted-average shares outstanding (in millions)
Basic	63.8	69.1	63.9	70.1
Diluted	64.3	69.1	64.4	70.1

Comprehensive income (loss)	$16	$(802)	$583	$(703)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,178	$1,498
Accounts receivable, net of allowance of $145 and $136, respectively	2,387	2,210
Inventories	3,008	2,533
Prepaid and other current assets	961	839
Assets held for sale	969	818
Total current assets	8,503	7,898
Property, net of accumulated depreciation of $6,361 and $6,190, respectively	3,318	3,414
Right of use assets	788	—
Goodwill	2,450	2,451
Other intangibles, net of accumulated amortization of $565 and $527, respectively	2,260	2,296
Deferred income taxes	2,147	1,989
Other noncurrent assets	389	299
Total assets	$19,855	$18,347
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,270	$4,487
Accrued expenses	634	690
Accrued advertising and promotions	652	827
Employee compensation	372	393
Notes payable	2,157	1,034
Current maturities of long-term debt	573	947
Other current liabilities	878	811
Liabilities held for sale	558	489
Total current liabilities	10,094	9,678
Noncurrent liabilities
Long-term debt	4,155	4,046
Pension benefits	586	637
Postretirement benefits	314	318
Lease liabilities	660	—
Other noncurrent liabilities	379	463
Total noncurrent liabilities	6,094	5,464
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 63 million and 64 million shares outstanding, respectively	112	112
Additional paid-in capital	2,790	2,768
Retained earnings	7,380	6,933
Accumulated other comprehensive loss	(2,657)	(2,695)
Treasury stock, 49 million and 48 million shares, respectively	(4,876)	(4,827)
Total Whirlpool stockholders' equity	2,749	2,291
Noncontrolling interests	918	914
Total stockholders' equity	3,667	3,205
Total liabilities and stockholders' equity	$19,855	$18,347

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2019	2018
Operating activities
Net earnings (loss)	$546	$(545)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	302	339
Impairment of goodwill and other intangibles	—	747
Loss on disposal of businesses	79	—
Changes in assets and liabilities:
Accounts receivable	(251)	(103)
Inventories	(574)	(399)
Accounts payable	(182)	(287)
Accrued advertising and promotions	(180)	(226)
Accrued expenses and current liabilities	(41)	191
Taxes deferred and payable, net	(179)	(66)
Accrued pension and postretirement benefits	(39)	(46)
Employee compensation	7	(31)
Other	(309)	(158)
Cash used in operating activities	(821)	(584)
Investing activities
Capital expenditures	(197)	(194)
Proceeds from sale of assets and business	5	27
Proceeds from held-to-maturity securities	—	60
Investment in related businesses	—	(2)
Other	(3)	—
Cash used in investing activities	(195)	(109)
Financing activities
Net proceeds from borrowings of long-term debt	697	700
Repayments of long-term debt	(943)	(376)
Net proceeds from short-term borrowings	1,119	1,398
Dividends paid	(149)	(159)
Repurchase of common stock	(50)	(1,001)
Common stock issued	4	7
Cash provided by financing activities	678	569
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(42)
Decrease in cash, cash equivalents and restricted cash	(329)	(166)
Cash, cash equivalents and restricted cash at beginning of period	1,538	1,293
Cash, cash equivalents and restricted cash at end of period	$1,209	$1,127

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

•
The Company elected the package of practical expedients and, as a result, did not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

•
In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, did not adjust its comparative period financial information or make the newly required lease disclosures for periods before the effective date.

•	The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

•	The Company elected to not separate lease and non-lease components for all leases.

•	The Company did not elect the land easement practical expedient.

Upon adoption, we recognized the cumulative effect of initially applying this new standard resulting in the addition of approximately $858 million of right of use assets, of which $46 million were classified as held for sale, as well as the corresponding short-term and long-term lease liabilities. Additionally, the Company has sold and leased back a group of properties in our Latin American region and, upon adoption, the Company recorded a cumulative adjustment to retained earnings of approximately $82 million related to deferred gains associated with these transactions.
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
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2016-13	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	January 1, 2020
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred In a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020
2018-17	Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	January 1, 2020

All other issued and not yet effective accounting standards are not relevant to the Company.
(2)    REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source. We sell products within all product categories in each operating segment. Revenues related to compressors are fully reflected in our Latin America segment. For additional information on the disaggregated revenues by geographic regions, see Note 15 to the Consolidated Condensed Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Major product categories:
Laundry	$1,492	$1,463	$2,975	$3,025
Refrigeration	1,656	1,606	3,019	2,897
Cooking	1,075	1,089	2,119	2,138
Dishwashing	398	412	762	808
Total major product category net sales	$4,621	$4,570	$8,875	$8,868
Compressors	323	285	635	581
Spare parts and warranties	180	249	371	522
Other	62	36	65	80
Total net sales	$5,186	$5,140	$9,946	$10,051

The impact to revenue related to prior period performance obligations was not material for the three and six months ended June 30, 2019.

Bad Debt Expense

Bad debt expense was not material for the three and six months ended June 30, 2019.
(3)    LEASES

Leases

We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Condensed Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company has operating lease costs of approximately $104 million for the six months ended June 30, 2019.

As of June 30, 2019, we have approximately $82 million of non-cancelable operating lease commitments, primarily for warehouses, that have not yet commenced. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of up to 15 years.

At June 30, 2019, we have no financing leases and we have approximately $993 million of non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Maturity of Lease Liabilities	Operating Leases (in millions)
2019	$99
2020	179
2021	148
2022	124
2023	112
After 2023	331
Total lease payments	$993
Less: interest	144
Present value of lease liabilities (1)	$849
(1) Present value of lease liabilities includes liabilities held for sale of $36 million.

The long-term portion of the lease liabilities included in the amounts above is $660 million, excluding held for sale liabilities, and the remainder of our lease liabilities, excluding held for sale liabilities, are included in other current liabilities in the Consolidated Condensed Balance Sheets.

At June 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 5%, respectively.

During the six months ended June 30, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $100 million. The right of use assets obtained in exchange for new liabilities was $61 million in the six months ended.

As the Company's lease agreements normally do not provide an implicit interest rate, we apply the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. Relevant information used in determining the Company’s incremental borrowing rate includes the duration of the lease, location of the lease, and the Company’s credit risk relative to risk-free market rates.

Many of our leases include renewal options that can extend the lease term. The execution of those renewal options is at our sole discretion and reflected in the lease term when they are reasonably certain to be exercised.

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
(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	June 30,
Millions of dollars	2019	2018
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$1,178	$1,057
Restricted cash included in prepaid and other current assets (1)	25	47
Restricted cash included in other noncurrent assets (1)	—	23
Cash included in assets held for sale	6	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,209	$1,127
(1)Change in restricted cash reflects realization of foreign currency translation adjustments of $(1) million and $1 million, respectively, for the six months ended June 30, 2019 and 2018 compared to the prior fiscal year end.

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
(5)    INVENTORIES
The following table summarizes our inventory at June 30, 2019 and December 31, 2018:

Millions of dollars	June 30, 2019	December 31, 2018
Finished products	$2,547	$2,076
Raw materials and work in process	618	617
	3,165	2,693
Less: excess of FIFO cost over LIFO cost	(157)	(160)
Total inventories	$3,008	$2,533

LIFO inventories represented 46% and 41% of total inventories at June 30, 2019 and December 31, 2018, respectively.

(6)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2019 and December 31, 2018:

Millions of dollars	June 30, 2019	December 31, 2018
Land	$101	$102
Buildings	1,607	1,593
Machinery and equipment	7,971	7,909
Accumulated depreciation	(6,361)	(6,190)
Property, plant and equipment, net	$3,318	$3,414

During the six months ended June 30, 2019, we disposed of buildings, machinery and equipment no longer in use with a net book value of $6 million and the loss on the disposal was not material.
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
Term Loan Agreements

On April 23, 2018 the Company entered into, and on May 14, 2018 and August 30, 2018 the Company amended, a Term Loan Agreement (the "Term Loan Agreement") by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions. Citibank, N.A., JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Mizuho Bank, Ltd., and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $1.0 billion and is recorded in notes payable in our Consolidated Condensed Balance Sheets. The Term Loan Agreement had a maturity date of April 22, 2019. On March 27, 2019 the Company extended the Termination Date of the Term Loan Agreement for an additional six months to October 23, 2019. The Company also has agreed to repay the outstanding term loan amounts with the net cash proceeds received from the closing of the Embraco sale transaction which will occur in the third quarter of 2019. The Embraco sale transaction closed on July 1, 2019. The proceeds of the Term Loan Agreement were used to fund accelerated share repurchases through a modified Dutch auction tender offer.
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
In addition to the committed $3.0 billion Amended Long-Term Facility, we have a committed European facility and committed credit facilities in Brazil. The European facility provides borrowings up to €250 million (approximately $284 million at June 30, 2019 and $286 million at December 31, 2018), maturing on September 26, 2019. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $261 million at June 30, 2019 and $258 million at December 31, 2018), maturing through 2022.
We had no borrowings outstanding under the committed credit facilities at June 30, 2019 or December 31, 2018.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at June 30, 2019 and December 31, 2018:

Millions of dollars	June 30, 2019	December 31, 2018
Commercial paper	$947	$—
Short-term borrowings due to banks	1,210	1,034
Total notes payable	$2,157	$1,034

Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $255 million and $161 million as of June 30, 2019 and December 31, 2018, respectively.

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
Whirlpool has agreed to retain potential liabilities related to this matter following closing of the Embraco sale transaction. We continue to defend these actions. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements in any particular reporting period.
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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling has been appealed by the Brazilian government. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. As of June 30, 2019, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2019. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $499 million as of June 30, 2019).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 251 million Brazilian reais (approximately $66 million as of June 30, 2019), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanded the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of June 30, 2019, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 210 million Brazilian reais

(approximately $55 million as of June 30, 2019). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of June 30, 2019.
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
ICMS Credits
We also filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million at December 31, 2017). In the first quarter of 2019, we received a favorable decision in the largest of these ICMS legal actions. This decision is final and not subject to appeals. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $84 million, after related taxes and fees, during the first quarter in connection with this decision. This amount reflects approximately $142 million in indirect tax credits ("credits") that we are entitled to monetize in future periods, offset by approximately $43 million and $15 million in taxes and fees, respectively, that we anticipate will be paid in 2019.

In the second quarter of 2019, we received favorable final, non-appealable decisions in two smaller ICMS legal actions. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $35 million, after related taxes and fees, during the second quarter in connection with this decision. This amount reflects approximately $54 million in credits that we are entitled to monetize in future periods, offset by approximately $18 million and $1 million in taxes and fees, respectively, that we anticipate will be paid in 2019.
The ICMS credits and related fees are recorded in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income. The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
The Company has similar cases with other Brazilian subsidiaries related to approximately $15 million in potential ICMS credits for which we have yet to receive a ruling. There is substantial uncertainty about both the amount and timing of any recovery, and as such, no amounts have been recognized.
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France. The investigation includes a number of manufacturers, including the Whirlpool and Indesit operations in France.

On June 26, 2018, Whirlpool France SAS, a subsidiary of the Company, reached an agreement with the staff of the FCA to settle the first part of its investigation, which relates to a 14-month period during parts of 2006-07 and 2008-09. In the third quarter of 2018, we accrued €95 million after entering into a preliminary settlement agreement with the FCA. On December 6, 2018, the FCA's college issued its final decision, setting the final amount of the fine at €102 million, with €56 million attributable to Whirlpool's France business and €46 million attributable to Indesit's France business. Payment of the Indesit portion of the FCA fine (€46 million, or approximately $52 million at March 31, 2019) was made in the first quarter of 2019 and payment of the Whirlpool portion of the FCA fine (€56 million, or approximately $63 million) was made in April 2019. Under the terms of a settlement with Indesit's former owners, the former owners paid €17 million out of escrow to the Company in the second quarter of 2019.

The second part of the FCA investigation, which is expected to focus primarily on manufacturer interactions with retailers, is ongoing. The Company is cooperating with this investigation. Although it is currently not possible to assess the impact, if any, this matter may have on our financial statements, the resolution of the second part of the FCA investigation could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2019	2018
Balance at January 1	$268	$277
Issuances/accruals during the period	128	145
Settlements made during the period/other	(143)	(147)
Balance at June 30	$253	$275

Current portion	$178	$200
Non-current portion	75	75
Total	$253	$275

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

In the second quarter of 2019, we incurred approximately $12 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. For certain credit worthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2019 and December 31, 2018, the guaranteed amounts totaled $107 million and $146 million, respectively. The fair value of these guarantees were nominal at June 30, 2019 and December 31, 2018. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.6 billion and $3.5 billion at June 30, 2019 and December 31, 2018, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at June 30, 2019 and $21 million at December 31, 2018.
(9)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$2	$2	$1	$1
Interest cost	31	29	6	6	4	3
Expected return on plan assets	(45)	(42)	(8)	(9)	—	—
Amortization:
Actuarial loss	12	13	2	2	—	—
Prior service credit	—	—	—	—	(3)	(2)
Settlement and curtailment (gain) loss	—	—	—	(3)	—	—
Net periodic benefit cost (credit)	$(2)	$—	$2	$(2)	$2	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$3	$3	$3	$3
Interest cost	62	59	12	12	8	7
Expected return on plan assets	(89)	(85)	(15)	(17)	—	—
Amortization:
Actuarial loss	24	26	4	5	—	—
Prior service credit	(1)	(1)	—	—	(5)	1
Settlement and curtailment (gain) loss	—	—	1	(3)	(7)	—
Net periodic benefit cost (credit)	$(3)	$—	$5	$—	$(1)	$11

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Operating profit (loss)	$—	$—	$2	$2	$1	$1
Interest and sundry (income) expense	(2)	—	—	(4)	1	1
Net periodic benefit cost	$(2)	$—	$2	$(2)	$2	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Operating profit (loss)	$1	$1	$3	$3	$3	$3
Interest and sundry (income) expense	(4)	(1)	2	(3)	(4)	8
Net periodic benefit cost	$(3)	$—	$5	$—	$(1)	$11

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
On February 15, 2019, we received a favorable decision from the United States Court of Appeals for the Sixth Circuit, which held that the benefits at issue are not vested for life and may be altered. On April 4, 2019, the Sixth Circuit Court issued a mandate to the district court, requiring it to take steps to implement this decision. The impact to the financial statements in 2019 related to this decision was not material and we do not expect a material financial impact in future periods.
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
Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At June 30, 2019 there was $700 million notional amount of outstanding interest rate swap agreements. At December 31, 2018 there were no outstanding interest rate swap agreements.
We enter into swap rate lock agreements to effectively modify our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at June 30, 2019 and December 31, 2018:

	Notional (Local)		Notional (USD)		Current Maturity
Instrument	2019	2018	2019	2018
Senior note - 0.625%	€500	€500	$569	$573	March 2020
Commercial Paper	€296	€—	$337	$—	July 2019
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$375	$366	August 2022

For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income. As of June 30, 2019 and December 31, 2018, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2019 and December 31, 2018:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2019	2018	2019	2018	2019	2018		2019	2018
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,108	$3,126	$43	$49	$44	$48	(CF/NI)	38	44
Commodity swaps/options	235	216	4	1	21	27	(CF)	24	30
Interest rate derivatives	700	—	14	—	36	—	(CF)	116	0
Total derivatives accounted for as hedges			$61	$50	$101	$75
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,804	$4,382	$20	$27	$23	$69	N/A	15	21
Commodity swaps/options	4	3	—	—	—	—	N/A	24	0
Total derivatives not accounted for as hedges			20	27	23	69
Total derivatives			$81	$77	$124	$144

Current			$40	$60	$52	$95
Noncurrent			41	17	72	49
Total derivatives			$81	$77	$124	$144

(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments and foreign currency debt designated as net investment hedges in our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options		$(4)	$76
Commodity swaps/options		(22)	—
Interest rate derivatives		(5)	—

Net Investment Hedges
Foreign currency		(20)	69
		$(51)	$145

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Net sales	$(1)	$—
Foreign exchange forwards/options	Cost of products sold	6	(6)
Foreign exchange forwards/options	Interest and sundry (income) expense	(4)	50
Commodity swaps/options (3)	Cost of products sold	$(6)	$10
Interest rate derivatives	Interest expense	$3	$(1)
Interest rate derivatives	Interest and sundry (income) expense	(8)	—
		$(10)	$53

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Interest and sundry (income) expense	$(35)	$134
(2) The tax impact of the cash flow hedges was $5 million and $(5) million for the three months ended June 30, 2019 and 2018. The tax impact of the net investment hedges was $5 million and $(13) million for the three months ended June 30, 2019 and 2018, respectively.
(3) Cost for commodity swaps/options are recognized in cost of sales as products are sold.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange		$24	$76
Commodity swaps/options		—	(15)
Interest rate derivatives		(22)

Net Investment Hedges
Foreign currency		(19)	6
		$(17)	$67

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Net sales	$(2)	$(2)
Foreign exchange forwards/options	Cost of products sold	11	(12)
Foreign exchange forwards/options	Interest and sundry (income) expense	33	56
Commodity swaps/options (3)	Cost of products sold	(9)	23
Interest rate derivatives	Interest expense	4	(1)
Interest rate derivatives	Interest and sundry (income) expense	—
		$37	$64

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Interest and sundry (income) expense	$(6)	$63

(4) The tax impact of the cash flow hedges was $10 million and $0 million for the six months ended June 30, 2019 and 2018. The tax impact of the net investment hedges was $6 million and $(1) million for the six months ended June 30, 2019 and 2018, respectively.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2019 and 2018. There were no hedges designated as fair value for the periods ended June 30, 2019 and 2018. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is nominal.
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
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 17 to the Consolidated Condensed Financial Statements for additional information on the goodwill and other intangible impairment during the second quarter of 2018.

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2019	2018	2019	2018	2019	2018	2019	2018
Money market funds(1)	$634	$511	$3	$5	$631	$506	$634	$511
Net derivative contracts	—	—	—	—	(43)	(67)	(43)	(67)
Available for sale investments	7	7	18	12	—	—	18	12
(1) Money market funds are comprised primarily of government obligations or time deposits with banks and other first tier obligations.
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of June 30, 2018:

Fair Value
Millions of dollars	Level 3
Measured at fair value on a non-recurring basis:	2018
Assets:
Goodwill (2)	$315
Indefinite-lived intangible assets (3)	384
Definite-lived intangible assets (4)	—
Total level 3 assets	$699

(2) Goodwill with a carrying amount of $894 million was written down to a fair value of $315 million resulting in a goodwill impairment charge of $579 million during the second quarter of 2018.

(3) Indefinite-lived intangible assets with a carrying amount of approximately $492 million were written down to a fair value of $384 million resulting in an impairment charge of $108 million during the second quarter of 2018.

(4) A definite-lived intangible asset with a carrying amount of approximately $60 million was written down to a fair value of $0 million resulting in an impairment charge of $60 million during the second quarter of 2018.

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

See Note 17 to the Consolidated Condensed Financial Statements for additional information.

South Africa Disposal Group

During the second quarter of 2019, we entered into an agreement to sell our South Africa business. We classified this disposal group as held for sale and recorded it at fair value because it was lower than the carrying amount. Fair value was estimated based on the cash purchase price (Level 2 input) and we recorded an impairment charge of $35 million for the write-down of the assets to the fair value of $5 million.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

See Note 16 to the Consolidated Condensed Financial Statements for additional information.

Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.92 billion and $4.17 billion at June 30, 2019 and December 31, 2018, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(12)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,205	$6,933	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings	474	471	—	—	—	3
Other comprehensive income	93	—	93	—	—	—
Comprehensive income	567	471	93	—	—	3
Adjustment to beginning retained earnings (1)	61	61	—	—	—	—
Stock issued (repurchased)	(40)	—	—	(40)	—	—
Dividends declared	(74)	(74)	—	—	—	—
Balances, March 31, 2019	3,719	7,391	(2,602)	(2,099)	112	917
Comprehensive income
Net earnings	72	67	—	—	—	5
Other comprehensive income	(56)	—	(55)	—	—	(1)
Comprehensive income	16	67	(55)	—	—	4
Stock issued (repurchased)	13	—	—	13	—	—
Dividends declared	(81)	(78)	—	—	—	(3)
Balances, June 30, 2019	3,667	7,380	(2,657)	(2,086)	112	918

(1) Increase to beginning retained earnings is due to the adoption of ASU 2016-02 [increase of approximately $61 million (net of tax)]. For additional information regarding the adoption of this accounting standard, see Notes 1 and 3 to the Consolidated Condensed Financial Statements.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2017	$5,128	$7,352	$(2,331)	$(935)	$112	$930
Comprehensive income
Net earnings	94	94	—	—	—	—
Other comprehensive income	5	—	4	—	—	1
Comprehensive income	99	94	4	—	—	1
Adjustment to beginning retained earnings (2)	72	72	—	—	—	—
Adjustment to beginning accumulated other comprehensive loss	(17)	—	(17)	—	—	—
Stock issued (repurchased)	16	—	—	16	—	—
Dividends declared	(78)	(78)	—	—	—	—
Balances, March 31, 2018	5,220	7,440	(2,344)	(919)	112	931
Comprehensive income
Net earnings	(639)	(657)	—	—	—	18
Other comprehensive income	(163)	$—	(162)	$—	$—	$(1)
Comprehensive income	(802)	(657)	(162)	—	—	17
Stock issued (repurchased)	(990)	$—	—	$(990)	$—	$—
Dividends declared	(84)	(82)	—	—	—	(2)
Balances, June 30, 2018	3,344	6,701	(2,506)	(1,909)	112	946

(2) Increase to beginning retained earnings is due to the following accounting standard adoptions: ASU 2014-09 [increase of approximately $0.4 million], ASU 2016-01 [increase of approximately $17 million] and ASU 2016-16 [increase of approximately $56 million].

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2019			2018
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (3)	$(54)	$5	$(49)	$(177)	$(13)	$(190)
Cash flow hedges	(21)	5	(16)	23	(5)	18
Pension and other postretirement benefits plans	11	(2)	9	13	(4)	9
Other comprehensive income (loss)	(64)	8	(56)	(141)	(22)	(163)
Less: Other comprehensive income (loss) available to noncontrolling interests	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss) available to Whirlpool	$(63)	$8	$(55)	$(140)	$(22)	$(162)

	Six Months Ended June 30,
	2019			2018
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments(3)	$38	$6	$44	$(189)	$(1)	$(190)
Cash flow	(35)	10	(25)	(3)	—	(3)
Pension and other postretirement benefits plans	22	(4)	18	50	(15)	35
Other comprehensive income (loss)	25	12	37	(142)	(16)	(158)
Less: Other comprehensive income (loss) available to noncontrolling interests	(1)		(1)	—	—	—
Other comprehensive income (loss) available to Whirlpool	$26	$12	$38	$(142)	$(16)	$(158)
`(3) Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	11	22	Interest and sundry (income) expense

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2019	2018	2019	2018
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$67	$(657)	$538	$(563)
Denominator for basic earnings per share - weighted-average shares	63.8	69.1	63.9	70.1
Effect of dilutive securities - share-based compensation	0.5	—	0.5	—
Denominator for diluted earnings per share - adjusted weighted-average shares	64.3	69.1	64.4	70.1
Anti-dilutive stock options/awards excluded from earnings per share	1.5	2.0	1.5	1.9

Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the six months ended June 30, 2019, we repurchased 360,326 shares under this share repurchase program at an aggregate price of approximately $50 million. At June 30, 2019, there were approximately $750 million in remaining funds authorized under this program.
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
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey. We expect these actions will be complete in 2019 with approximately $26 million expense remaining.
The following table summarizes the restructuring actions above for the six months ended June 30, 2019 and the total costs to date for each plan:

Millions of dollars	2019	Total
Indesit	$8	$236
EMEA fixed cost actions	$38	$52

The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2019:

Millions of dollars	December 31, 2018	Charges to Earnings	Cash Paid	Non-Cash and Other	June 30, 2019
Employee termination costs	$84	$49	$(80)	$—	$53
Asset impairment costs	—	28	(7)	(12)	9
Facility exit costs	(9)	4	(11)	—	(16)
Other exit costs	21	5	(3)	—	23
Total	$96	$86	$(101)	$(12)	$69

The following table summarizes the restructuring charges by operating segment for the period presented:

Six Months Ended
Millions of dollars	June 30, 2019
North America	$—
EMEA	77
Latin America	8
Asia	1
Corporate / Other	—
Total	$86

On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. Such actions are subject to continued negotiation and discussion with the Italian government, certain labor unions and potential third-party purchasers, and are subject to regulatory and legal review, as well as final approval of the relevant parties. As of June 30, 2019, the Company has not committed to a specific restructuring plan, therefore no liability has been incurred related to this matter.

(14)    INCOME TAXES
Income tax expense (benefit) was $130 million and $(2) million for the three and six months ended June 30, 2019, respectively, compared to income tax expense of $30 million and $45 million in the same periods of 2018. For the three months ended June 30, 2019, the increase in the effective tax rate from the prior period is due primarily to a higher level of earnings and related tax expense and impact of changes in enacted tax rates. For the six months ended June 30, 2019, the decrease in the effective tax rate from the prior period is due to valuation allowance releases, partially offset by higher level of earnings and related tax expense, non-deductible impairments and government payments.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Earnings (loss) before income taxes	$202	$(609)	$544	$(500)

Income tax expense (benefit) computed at United States statutory tax rate	42	(128)	114	(105)
Valuation allowances	39	39	(196)	39
Audits and settlements	(13)	(3)	(13)	(3)
U.S. foreign income items, net of credits	4	(34)	11	(45)
Changes in enacted tax rates	25	—	25	—
Non deductible impairments	—	138	—	138
Non deductible government payments	—	37	—	37
Other	33	(19)	57	(16)
Income tax expense (benefit) computed at effective worldwide tax rates	$130	$30	$(2)	$45

At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
Valuation Allowances
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income.  We have reduced the valuation allowance to reflect the estimated amount of certain deferred tax assets associated with net operating losses and other deferred tax assets we believe are now more-likely-than-not to be realized.  During the first quarter of 2019, upon completion of our $700 million bond offering, we used the proceeds to refinance and recapitalize various entities in the EMEA region. Based upon our existing transfer pricing policies, these actions are expected to provide sufficient future taxable income to realize the deferred tax assets. In addition, these actions inject additional internal capital into certain EMEA entities to meet local country capitalization requirements, repay all outstanding borrowings under the Whirlpool EMEA Finance Term Loan and prepare for the Embraco divestiture. Accordingly, we reduced the valuation allowance by $235 million during the first quarter of 2019. During the second quarter of 2019, we increased our total valuation allowance by $39 million related to disposals of businesses in Turkey and South Africa and tax planning strategies that are no longer prudent.

(15)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America, which are included in Other/Eliminations.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2019	$2,858	$1,032	$888	$430	$(22)	$5,186
2018	2,782	1,096	852	428	(18)	5,140
Intersegment sales
2019	$45	22	342	87	(496)	—
2018	70	26	341	84	(521)	—
Depreciation and amortization
2019	$55	$58	$13	$17	$17	$160
2018	47	57	26	16	16	162
EBIT
2019	$353	(16)	56	15	(154)	254
2018	331	(25)	33	43	(944)	(562)
Total assets
June 30, 2019	$7,988	$9,432	$5,119	$2,640	$(5,324)	$19,855
December 31, 2018	7,161	7,299	4,745	2,636	(3,494)	18,347
Capital expenditures
2019	$43	17	21	19	12	112
2018	41	34	18	16	19	128

	Six Months Ended June 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2019	$5,393	$2,036	$1,763	$801	$(47)	$9,946
2018	5,298	2,164	1,750	876	(37)	10,051
Intersegment sales
2019	$111	43	679	171	(1,004)	—
2018	137	64	627	159	(987)	—
Depreciation and amortization
2019	$104	$101	$31	$34	$32	$302
2018	96	114	64	34	31	339
EBIT
2019	$665	(37)	101	22	(104)	647
2018	619	(52)	90	62	(1,130)	(411)
Total assets
June 30, 2019	$7,988	$9,432	$5,119	$2,640	$(5,324)	$19,855
December 31, 2018	7,161	7,299	4,745	2,636	(3,494)	18,347
Capital expenditures
2019	$78	27	45	29	18	197
2018	64	40	31	27	32	194

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2019	2018	2019	2018
Items not allocated to segments:
Restructuring costs	$(60)	$(44)	$(86)	$(188)
Divestiture related transition costs	(11)	—	(17)	—
Brazil indirect tax credit	53	—	180	—
French antitrust settlement	—	(114)	—	(114)
Impairment of goodwill and intangibles	—	(747)	—	(747)
Legacy product warranty and liability expense	(12)	—	(12)	—
Loss on disposal of businesses	(79)	—	(79)	—
Corporate expenses and other	(45)	(39)	(90)	(81)
Total other/eliminations	$(154)	$(944)	$(104)	$(1,130)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2019	2018	2019	2018
Operating profit	$191	$(472)	$454	$(329)
Interest and sundry (income) expense	(63)	90	(193)	82
Total EBIT	$254	$(562)	$647	$(411)
Interest expense	52	47	103	89
Income tax expense (benefit)	130	30	(2)	45
Net earnings (loss)	$72	$(639)	$546	$(545)
Less: Net earnings available to noncontrolling interests	5	18	8	18
Net earnings available to Whirlpool	$67	$(657)	$538	$(563)

(16)    DIVESTITURES AND HELD FOR SALE
Embraco Sale Transaction
On April 23, 2018, our Board of Directors approved the sale of Embraco and we subsequently entered into an agreement to sell the compressor business for a cash purchase price of $1.08 billion, subject to customary adjustments including for indebtedness, cash and working capital at closing.

On July 1, 2019, we closed the sale of Embraco. Based on the cash purchase price, we estimate a gain, net of taxes, in the range of approximately $375 to $425 million. With the proceeds from this transaction, we will repay the outstanding term loan amount recorded in notes payable of approximately $1 billion as required under the Term Loan Agreement. The recognition of the gain and repayment of the outstanding term loan will occur in the third quarter of 2019.

The estimated gain is subject to change based on the final transaction amounts, including the net book value of held for sale assets at the closing date and the finalization of the amounts for closing costs, taxes and customary adjustments for indebtedness, cash and working capital. Please see "Embraco Sale Transaction" in the Management's Discussion and Analysis section for additional information on the agreement.
Embraco is reported within our Latin America reportable segment and meets the criteria for held for sale accounting. The operations of Embraco do not meet the criteria to be presented as discontinued operations.

The carrying amounts of the major classes of Embraco's assets and liabilities at June 30, 2019 and December 31, 2018 include the following:

Millions of dollars	June 30, 2019	December 31, 2018
Accounts receivable, net of allowance of $2 and $8, respectively	232	198
Inventories	234	165
Prepaid and other current assets	30	42
Property, net of accumulated depreciation of $532 and $616, respectively	386	364
Right of use assets	43	—
Other noncurrent assets	38	49
Total assets	$963	$818

Accounts payable	$394	$361
Accrued expenses	15	27
Accrued advertising and promotion	8	12
Other current liabilities	56	55
Lease liabilities	36	—
Other noncurrent liabilities	15	34
Total liabilities	$524	$489

The following table summarizes Embraco's earnings before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Earnings before income taxes	$24	$9	$47	$16

South Africa Sale Transaction

On June 28, 2019, we entered into an agreement to sell our South Africa operations for a cash purchase price of $5 million, subject to customary adjustments at closing.

The South Africa business is reported within our EMEA reportable segment and meets the criteria for held for sale accounting. The operations of South Africa do not meet the criteria to be presented as discontinued operations.

We recorded a charge of $68 million in the Consolidated Condensed Statements of Comprehensive Income during the second quarter of 2019 associated with this transaction. The loss includes a charge of $35 million for the write-down of the assets of the disposal group to fair value and $33 million of cumulative foreign currency translation adjustments included in the carrying amount of the disposal group to calculate the impairment.

The carrying amount of held for sale assets and liabilities of South Africa as of June 30, 2019 is $6 million and $34 million, respectively. Held for sale liabilities primarily includes the cumulative foreign currency translation adjustments that will be released upon closing of the transaction which will result in substantial liquidation of this foreign entity.
Earnings before income taxes for South Africa were immaterial for the periods presented.
For additional information see Note 11 to the Consolidated Condensed Financial Statements.
Turkey Divestiture Costs
For the six months ended June 30, 2019, we incurred approximately $11 million of divestiture related costs, primarily inventory liquidation costs, related to the exit from our domestic sales operations in Turkey.
For additional information see Note 13 to the Consolidated Condensed Financial Statements.

(17) GOODWILL AND OTHER INTANGIBLES

Goodwill

In connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2018, we identified indicators of goodwill impairment for our EMEA reporting unit based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment for our EMEA reporting unit was the segment's continuing negative financial performance in 2018 that did not improve as anticipated, primarily driven by significant volume loss. The actual operating results for the three months ended June 30, 2018 were significantly lower than forecasted resulting in weak business performance. While the Indesit integration activities were substantially complete, as of the impairment date, the operating and macro-environment in the EMEA region continued to be very challenging and had not improved as anticipated. While our commercial transformation and supply chain initiatives were progressing, as of the impairment determination date, progress on market share recovery was slower than previously anticipated and the business had been impacted by raw material inflation and currency headwinds.

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

Other Intangible Assets

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

See Note 11 to the Consolidated Condensed Financial Statements for additional information on the fair value measurement and disclosure related to the goodwill and other intangibles impairment.

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
OVERVIEW

Whirlpool had strong second-quarter GAAP net earnings available to Whirlpool of $67 million, or $1.04 per share, compared to a GAAP net loss available to Whirlpool of $(657) million in the same prior-year period. Non-recurring items negatively impacted prior-year net loss available to Whirlpool by approximately $860 million.

Whirlpool delivered record second-quarter ongoing (non-GAAP) earnings per share of $4.01 and EBIT margin expansion of approximately 30 basis points, driven by strong results in North America, positive price/mix and sustained fixed cost discipline. These results were partially offset by continued cost inflation and increased brand investments.

In addition, we completed the sale of our Embraco business unit and will use the proceeds to pay down our outstanding term loan in the third quarter, making significant progress towards our long-term Gross Debt/EBITDA goal of 2.0.

Our second-quarter results strengthen our confidence in delivering on our full-year financial commitments of margin expansion and improved free cash conversion.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2019	2018	Better/(Worse)	2019	2018	Better/(Worse)
Units (in thousands)	16,249	16,120	0.8%	31,241	31,413	(0.5)%
Net sales	$5,186	$5,140	0.9	$9,946	$10,051	(1.0)
Gross margin	932	880	5.9	1,744	1,692	3.1
Selling, general and administrative	584	541	(8.1)	1,089	1,046	(4.3)
Restructuring costs	60	44	(37.0)	86	188	54.5
Interest and sundry (income) expense	(63)	90	nm	(193)	82	nm
Interest expense	52	47	(11.1)	103	89	(16.0)
Income tax expense (benefit)	130	30	nm	(2)	45	nm
Net earnings (loss) available to Whirlpool	67	(657)	nm	538	(563)	nm
Diluted net earnings available to Whirlpool per share	$1.04	$(9.50)	nm	$8.35	$(8.03)	nm
nm = not meaningful
Consolidated net sales increased 0.9% and decreased 1.0% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase for the three months ended was primarily driven by favorable product price/mix and unit volume growth, partially offset by unfavorable impacts from foreign currency. The decrease for the six months ended was primarily driven by unfavorable impacts from foreign currency and unit volume declines, partially offset by favorable product price/mix. Excluding the impact of foreign currency, consolidated net sales increased 3.5% and 2.3% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage increased to 18.0% and 17.5% for the three and six months ended June 30, 2019 , respectively, compared to the same periods in 2018, which reflects favorable product price/mix, partially offset by lower unit volumes, raw material inflation and impact of foreign currency.
Our reportable operating segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments.

North America

Following are the results for the North America region:

2019 compared to 2018
Units sold decreased 1.1% and 4.0% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales increased 2.8% and 1.8% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase for the three and six months ended June 30, 2019 was primarily driven by favorable impacts from product price/mix, partially offset by lower unit volumes. Excluding the impact from foreign currency, net sales increased 3.0% and 2.1% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was 12.4% and 12.3% for the three and six months ended June 30, 2019, respectively, compared to 11.9% and 11.7% for the same periods in 2018. EBIT increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the favorable impact of product price/mix, partially offset by cost inflation (raw materials, tariffs and freight) and lower unit volumes.

EMEA

Following are the results for the EMEA region:

2019 compared to 2018
Units sold increased 2.0% and 3.3% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales decreased 5.8% and 5.9% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three months ended June 30, 2019 was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by unit volume growth. The decrease for the six months ended June 30, 2019 was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by unit volume growth. Excluding the impact from foreign currency, net sales decreased 0.2% and increased 0.7% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was (1.6)% and (1.8)% for the three and six months ended June 30, 2019, respectively, compared to (2.3)% and (2.4)% for the same periods in 2018. EBIT increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the favorable impacts of restructuring benefits.

Latin America

Following are the results for the Latin America region:

2019 compared to 2018
Units sold increased 1.7% and 3.8% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales increased 4.1% and 0.7% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase for the three and six months ended June 30, 2019 was primarily driven by favorable impacts from product price/mix and unit volume growth, partially offset by unfavorable impacts from foreign currency. Excluding the impact from foreign currency, net sales increased 9.6% and 8.1% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was 6.3% and 5.7% for the three and six months ended June 30, 2019, respectively, compared to 3.8% and 5.1% for the same periods in 2018. The favorable impacts of product price/mix were partially offset by the unfavorable impact of foreign currency. Prior period results were negatively impacted by the Brazil truck drivers' strike.

Asia

Following are the results for the Asia region:

2019 compared to 2018
Units sold increased 2.3% and decreased 3.9% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales increased 0.5% and decreased 8.6% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. For the three months ended June 30, 2019 net sales was comparable to the prior year and includes the favorable impacts of unit volume growth in India and product price/mix offset by the unfavorable impact of foreign currency. The decrease for the six months ended June 30, 2019 was primarily driven by unfavorable impacts from lower unit volumes in China and foreign currency. Excluding the impact from foreign currency, net sales increased 4.7% and decreased 3.6% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was 3.6% and 2.8% for the three and six months ended June 30, 2019 compared to 10.1% and 7.1% for the same periods in 2018. The favorable impact of unit volume growth in India and product price/mix was offset by the unfavorable impact of lower unit volumes and brand investments in China. Prior period results were positively impacted by Chinese government incentives.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2019	As a % of Net Sales	2018	As a % of Net Sales	2019	As a % of Net Sales	2018	As a % of Net Sales
North America	$227	7.9%	$206	7.4%	$403	7.5%	$367	6.9%
EMEA	126	12.2%	139	12.7%	250	12.3%	282	13.0%
Latin America	90	10.1%	84	9.8%	168	9.5%	170	9.7%
Asia	75	17.5%	64	14.8%	136	17.0%	127	14.5%
Corporate/other	66	—	48	—	132	—	100	—
Consolidated	$584	11.3%	$541	10.5%	$1,089	11.0%	$1,046	10.4%
Consolidated selling, general and administrative expenses for the three and six months ended June 30, 2019 increased compared to the same period in 2018 due to brand investments.
Restructuring
We incurred restructuring charges of $60 million and $86 million for the three and six months ended June 30, 2019, respectively, compared to $44 million and $188 million for the same periods in 2018. For the full year 2019, we expect to incur approximately $200 million of restructuring charges, as we reduce fixed costs primarily in the EMEA region.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Impairment of Goodwill and Other Intangibles
We recorded an impairment charge of $747 million related to goodwill ($579 million) and other intangibles ($168 million) for the three and six months ended June 30, 2018 related to the EMEA reporting unit.
For additional information, see Note 11 and Note 17 to the Consolidated Condensed Financial Statements.
Loss on Disposal of Businesses
We incurred a loss of $79 million for the three and six months ended June 30, 2019 related to charges on the pending sale of the South Africa business ($68 million) and costs associated with the exit of the Turkey domestic sales operations ($11 million).
For additional information, see Note 16 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three and six months ended June 30, 2019 increased compared to the same periods in 2018. The increase in sundry income for the three and six months ended was primarily due to Brazil indirect tax credits recorded of $53 million and $180 million, respectively. These amounts reflect $54 million and $196 million of indirect tax credits, net of related fees.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three and six months ended June 30, 2019 increased compared to the same periods in 2018 primarily due to higher average short-term debt balances.

Income Taxes
Income tax expense (benefit) was $130 million and $(2) million for the three and six months ended June 30, 2019 compared to income tax expense of $30 million and $45 million in the same periods of 2018. For the three months ended June 30, 2019, the increase in the effective tax rate from the prior period is due primarily to a higher level of earnings and related tax expense and impact of changes in enacted tax rates. For the six months ended June 30, 2019, the decrease in the effective tax rate from the prior period is due to valuation allowance releases, partially offset by higher level of earnings and related tax expense, non-deductible impairments and government payments.
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
Our short-term potential uses of liquidity include funding our ongoing capital spending, restructuring activities and returns to shareholders. We also have $573 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
At June 30, 2019, we have $2,157 million of notes payable which consist of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. For additional information, see Note 7 to the Consolidated Condensed Financial Statements.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
At June 30, 2019, we had cash or cash equivalents greater than 1% of our consolidated assets in China and Brazil, which represented 2.2% and 1.4%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States, with the exceptions of Italy, which represented 1.1%. We continue to monitor general financial instability and uncertainty globally.
The Company had cash and cash equivalents of approximately $1.2 billion at June 30, 2019, of which substantially all was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.

We continue to review customer conditions globally. At June 30, 2019, we had 280 million reais (approximately $73 million) in short and long-term receivables due to us from Maquina de Vendas S.A. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. At June 30, 2019, we have 129 million reais (approximately $34 million) of insurance against this credit risk through policies purchased from high-quality underwriters.
For additional information on guarantees, see Note 8 to the Consolidated Condensed Financial Statements.
Embraco Sale Transaction

On April 24, 2018, we and certain of our subsidiaries entered into a purchase agreement with Nidec Corporation, a leading manufacturer of electric motors incorporated under the laws of Japan, to sell our Embraco business unit (the "Transaction").

On June 26, 2019, Whirlpool and Nidec received the European Commission's final approval of the Transaction, and the parties closed the Transaction on July 1, 2019. At closing, pursuant to the purchase agreement and a subsequent agreement memorializing the purchase price adjustment, the Company received $1.08 billion, with final purchase price amounts subject to customary post-closing working capital and indebtedness adjustments. Whirlpool has agreed to retain certain liabilities relating to tax, environmental, labor and products following closing of the Transaction.
For additional information on the Transaction, see Note 16 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 12 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2019	2018
Cash provided by (used in):
Operating activities	$(821)	$(584)
Investing activities	(195)	(109)
Financing activities	678	569
Effect of exchange rate changes	9	(42)
Net change in cash, cash equivalents and restricted cash	$(329)	$(166)
Cash Flows from Operating Activities
Cash used in operating activities during the six months ended June 30, 2019 increased compared to the same period in 2018, which primarily reflects the planned FCA settlement payment and temporarily higher working capital.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2019 increased compared to the same period in 2018, which primarily reflects proceeds related to held-to-maturity securities (approximately $60 million) in 2018.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2019 increased compared to the same period in 2018, which primarily reflects higher repayments of long-term debt (approximately $570 million), lower proceeds from borrowings of short-term and long-term debt (decrease of approximately $280 million) and lower stock repurchases under our share repurchase program due to the 2018 modified Dutch auction tender offer (decrease of approximately $950 million).
Dividends paid in financing activities during the six months ended June 30, 2019 was comparable to the same period in 2018.

Financing Arrangements
The Company had total committed credit facilities of approximately $3.6 billion at June 30, 2019. The facilities are geographically diverse and reflect the Company's growing global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at June 30, 2019 or December 31, 2018.
We anticipate amending the Amended Long-Term Facility in the near term to increase borrowing capacity and extend its duration.
For additional information about our financing arrangements, see Note 7 to the Consolidated Condensed Financial Statements.
Dividends
In April 2019, our Board of Directors approved a 4.3% increase in our quarterly dividend on our common stock to $1.20 per share from $1.15 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2019, we had approximately $333 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 7 and 8 to the Consolidated Condensed Financial Statements.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	EBIT margin

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding foreign currency

•	Free cash flow
Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales for 2019 and 2018. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales for 2019 and 2018. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Net earnings (loss) available to Whirlpool	$67	$(657)	$538	$(563)
Net earnings available to noncontrolling interests	5	18	8	18
Income tax expense (benefit)	130	30	(2)	45
Interest expense	52	47	103	89
Earnings (loss) before interest & taxes	$254	$(562)	$647	$(411)
Restructuring expense	60	44	86	188
Divestiture related transition costs	11	—	17	—
Brazil indirect tax credit	(53)	—	(180)	—
Loss on disposal of businesses	79	—	79	—
Legacy product warranty and liability expense	12	—	12	—
French antitrust settlement	—	114	—	114
Impairment of goodwill and other intangibles	—	747	—	747
Ongoing EBIT	$363	$343	$661	$638

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended
	2019	2018
Cash used in operating activities	$(821)	$(584)
Capital expenditures	(197)	(194)
Proceeds from sale of assets and business	5	27
Change in restricted cash (1)	16	26
Free cash flow	$(997)	$(725)

Cash used in investing activities	$(195)	$(109)
Cash provided by financing activities	$678	$569
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

	2019
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2019	$17.80	—	$18.55
Including:
Restructuring expense	$(3.11)
Brazil indirect tax credit	2.79
Divestiture related transition costs	(0.49)
Loss on disposal of businesses	(1.23)
Legacy product warranty and liability expense	(0.19)
Gain on sale of business	7.76
Income tax impact	(0.97)
Normalized tax adjustment	(1.52)

Industry demand
North America	(2)%	—	—%
EMEA	(1)%	—	1%
Latin America	~ 5%
Asia	1%	—	2%
For the full-year 2019, we continue to expect to generate cash from operating activities of approximately $1.4 billion and free cash flow of approximately $800 million, including restructuring cash outlays of up to $200 million and capital expenditures of approximately $625 million.
The table below reconciles projected 2019 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The 2019 free cash flow outlook excludes the net proceeds from the sale of the Embraco business. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Whirlpool China (formerly Hefei Sanyo) in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

2019
Millions of dollars	Current Outlook
Cash provided by operating activities (1)	~ 1,425
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(625)
Free cash flow	~ 800
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool has been named as a defendant in a product liability suit related to this matter, which suit is currently pending in Pennsylvania federal court. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2018 or the six months ended June 30, 2019. Additional claims may be filed related to this incident.
Antidumping and Safeguard Petitions
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain washers imported from South Korea, Mexico, and China, and countervailing duties on certain washers from South Korea. These orders could be subject to administrative reviews and possible appeals. In March 2019, the order covering certain washers from Mexico was extended for an additional five years, while the order covering certain washers from South Korea was revoked.
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished washers and certain covered parts for three years. During the second year of the remedy, beginning February 7, 2019, the remedy imposes an 18% tariff on the first 1.2 million large residential washing machines imported into the United States and a 45% tariff on such imports in excess of 1.2 million, and also imposes a 45% tariff on washer tub, drum, and cabinet imports in excess of 70,000 units. The tariff rates on washers and covered parts will decline slightly during the third year of the remedy. The safeguard remedy is subject to an interim review by the International Trade Commission during 2019.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs was a component of increased raw material costs during the quarter ended June 30, 2019. We expect these and other tariffs to impact material costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Post-Retirement Benefit Litigation
For additional information regarding post-retirement benefit litigation, see Note 9 to the Consolidated Condensed Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the six months ended June 30, 2019, we repurchased 360,326 shares under this share repurchase program at an aggregate price of approximately $50 million. At June 30, 2019, there were approximately $750 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2019:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2019 through April 30, 2019	—	$—	—	$750
May 1, 2019 through May 31, 2019	—	$—	—	$750
June 1, 2019 through June 30, 2019	—	$—	$—	$750
Total	—	$—	—
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 2.1*	Amendment dated May 3, 2019 to Purchase Agreement dated April 24, 2018 by and among Whirlpool Corporation, certain subsidiaries thereof, and Nidec Corporation

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Schedules (or similar attachments) to the Amendment to Purchase Agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 23, 2019