Form 10-Q
period 2019-09-30
WHIRLPOOL CORP /DE/
filed 2019-10-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 18, 2019
Common stock, par value $1 per share	63,199,776

WHIRLPOOL CORPORATION

QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2019

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Net sales	$5,091	$5,326	$15,037	$15,377
Expenses
Cost of products sold	4,350	4,431	12,552	12,790
Gross margin	741	895	2,485	2,587
Selling, general and administrative	491	550	1,580	1,596
Intangible amortization	17	18	53	58
Restructuring costs	56	28	142	216
Impairment of goodwill and other intangibles	—	—	—	747
(Gain) loss on sale and disposal of businesses	(516)	—	(437)	—
Operating profit (loss)	693	299	1,147	(30)
Other (income) expense
Interest and sundry (income) expense	(29)	24	(222)	106
Interest expense	45	52	148	141
Earnings (loss) before income taxes	677	223	1,221	(277)
Income tax expense	313	7	311	52
Net earnings (loss)	364	216	910	(329)
Less: Net earnings available to noncontrolling interests	6	6	14	24
Net earnings (loss) available to Whirlpool	$358	$210	$896	$(353)
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$5.62	$3.25	$14.04	$(5.18)
Diluted net earnings (loss) available to Whirlpool	$5.57	$3.22	$13.93	$(5.18)
Dividends declared	$1.20	$1.15	$3.55	$3.40
Weighted-average shares outstanding (in millions)
Basic	63.6	64.5	63.8	68.2
Diluted	64.2	65.3	64.3	68.2

Comprehensive income (loss)	$419	$130	$1,002	$(573)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$993	$1,498
Accounts receivable, net of allowance of $127 and $136, respectively	2,588	2,210
Inventories	2,883	2,533
Prepaid and other current assets	911	839
Assets held for sale	—	818
Total current assets	7,375	7,898
Property, net of accumulated depreciation of $6,331 and $6,190, respectively	3,203	3,414
Right of use assets	746	—
Goodwill	2,420	2,451
Other intangibles, net of accumulated amortization of $572 and $527, respectively	2,217	2,296
Deferred income taxes	2,031	1,989
Other noncurrent assets	414	299
Total assets	$18,406	$18,347
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,229	$4,487
Accrued expenses	626	690
Accrued advertising and promotions	755	827
Employee compensation	430	393
Notes payable	941	1,034
Current maturities of long-term debt	546	947
Other current liabilities	973	811
Liabilities held for sale	—	489
Total current liabilities	8,500	9,678
Noncurrent liabilities
Long-term debt	4,105	4,046
Pension benefits	530	637
Postretirement benefits	310	318
Lease liabilities	617	—
Other noncurrent liabilities	395	463
Total noncurrent liabilities	5,957	5,464
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 63 million and 64 million shares outstanding, respectively	112	112
Additional paid-in capital	2,786	2,768
Retained earnings	7,659	6,933
Accumulated other comprehensive loss	(2,603)	(2,695)
Treasury stock, 49 million and 48 million shares, respectively	(4,926)	(4,827)
Total Whirlpool stockholders' equity	3,028	2,291
Noncontrolling interests	921	914
Total stockholders' equity	3,949	3,205
Total liabilities and stockholders' equity	$18,406	$18,347

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2019	2018
Operating activities
Net earnings (loss)	$910	$(329)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	443	491
Impairment of goodwill and other intangibles	—	747
(Gain) loss on sale and disposal of businesses	(437)	—
Changes in assets and liabilities:
Accounts receivable	(517)	(585)
Inventories	(525)	(271)
Accounts payable	(110)	(122)
Accrued advertising and promotions	(62)	(95)
Accrued expenses and current liabilities	29	196
Taxes deferred and payable, net	(59)	(105)
Accrued pension and postretirement benefits	(72)	(433)
Employee compensation	77	35
Other	(243)	(144)
Cash used in operating activities	(566)	(615)
Investing activities
Capital expenditures	(306)	(330)
Proceeds from sale of assets and business	1,034	27
Proceeds from held-to-maturity securities	—	60
Investment in related businesses	—	(25)
Other	(5)	(4)
Cash provided by (used in) investing activities	723	(272)
Financing activities
Net proceeds from borrowings of long-term debt	699	703
Repayments of long-term debt	(946)	(381)
Net proceeds (repayments) from short-term borrowings	(63)	1,761
Dividends paid	(229)	(232)
Repurchase of common stock	(100)	(1,102)
Common stock issued	5	7
Other	(7)	(6)
Cash provided by (used in) financing activities	(641)	750
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	(74)
Decrease in cash, cash equivalents and restricted cash	(539)	(211)
Cash, cash equivalents and restricted cash at beginning of period	1,538	1,293
Cash, cash equivalents and restricted cash at end of period	$999	$1,082

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
Out-of-Period Adjustments
During the third quarter of 2019, we recorded a net adjustment of $34 million related to prior years resulting from the one time transition tax deemed repatriation on earnings of certain foreign subsidiaries that were previously tax deferred and related impacts. This adjustment resulted in a decrease of net earnings available to Whirlpool of $34 million and a decrease of $0.53 in diluted earnings per share for the three and nine months ended 2019. The Company determined the impact was not material to the prior years' financial statements and is not expected to be material to the Consolidated Statement of Comprehensive Income (Loss) for the year ending December 31, 2019.
In addition, during the third quarter of 2019 we recorded an adjustment of $22 million related to the first quarter of 2019 resulting from other foreign subsidiary income items and corresponding tax credit impacts. This adjustment resulted in a decrease of $22 million in net earnings available to Whirlpool and a decrease of $0.34 in diluted earnings per share for the three months ended September 30, 2019. The Consolidated Condensed Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2019 is not impacted by this adjustment.
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
We adopted the following standard, none of which have a material impact on our Consolidated Condensed Financial Statements:

Standard	Effective Date
2019-07
Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10441, Investment Company Reporting Modernization, and Miscellaneous Updates
July 1, 2019

All other newly issued and effective accounting standards during 2019 were not relevant or material to the Company.
Accounting Pronouncements Issued But Not Yet Effective
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period for entities that have adopted ASC 606. The standard should be applied retrospectively to the period when ASC 606 was initially adopted. The Company is currently evaluating the impact of adopting this guidance.
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

Revenues related to our former compressor business were fully reflected in our Latin America segment through June 30, 2019. We completed the sale of our compressor business on July 1, 2019. For additional information on the sale of Embraco, see Note 16 to the Consolidated Condensed Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Major product categories:
Laundry	$1,576	$1,580	$4,531	$4,605
Refrigeration	1,673	1,577	4,694	4,474
Cooking	1,183	1,204	3,289	3,342
Dishwashing	414	421	1,169	1,229
Total major product category net sales	$4,846	$4,782	$13,683	$13,650
Compressors	—	266	557	847
Spare parts and warranties	227	246	749	768
Other	18	32	48	112
Total net sales	$5,091	$5,326	$15,037	$15,377

The impact to revenue related to prior period performance obligations was not material for the three and nine months ended September 30, 2019.

Bad Debt Expense

Bad debt expense was not material for the three and nine months ended September 30, 2019.
(3)    LEASES

Leases

We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Condensed Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $150 million for the nine months ended September 30, 2019.

As of September 30, 2019, we have approximately $82 million of non-cancelable operating lease commitments, primarily for warehouses, that have not yet commenced. These operating leases are expected to commence between fiscal year 2019 and fiscal year 2020 with lease terms of up to 15 years.

At September 30, 2019, we have no leases classified as financing leases and we have approximately $885 million of non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Maturity of Lease Liabilities	Operating Leases (in millions)
2019	$45
2020	166
2021	139
2022	119
2023	107
After 2023	309
Total lease payments	$885
Less: interest	123
Present value of lease liabilities	$762

The long-term portion of the lease liabilities included in the amounts above is $617 million. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Condensed Balance Sheets.

At September 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 5%, respectively.

During the nine months ended September 30, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $147 million. The right of use assets obtained in exchange for new liabilities was $39 million in the nine months ended.

As the Company's lease agreements normally do not provide an implicit interest rate, we apply the Company's incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. Relevant information used in determining the Company's incremental borrowing rate includes the duration of the lease, location of the lease, and the Company's credit risk relative to risk-free market rates.

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
(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	September 30,
Millions of dollars	2019	2018
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$993	$1,032
Restricted cash included in prepaid and other current assets (1)	6	45
Restricted cash included in other noncurrent assets (1)	—	5
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$999	$1,082
(1)Change in restricted cash reflects realization of foreign currency translation adjustments of $1 million and $3 million, respectively, for the nine months ended September 30, 2019 and 2018 compared to the prior fiscal year end.

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
(5)    INVENTORIES
The following table summarizes our inventory at September 30, 2019 and December 31, 2018:

Millions of dollars	September 30, 2019	December 31, 2018
Finished products	$2,414	$2,076
Raw materials and work in process	627	617
	3,041	2,693
Less: excess of FIFO cost over LIFO cost	(158)	(160)
Total inventories	$2,883	$2,533

LIFO inventories represented 44% and 41% of total inventories at September 30, 2019 and December 31, 2018, respectively.
(6)    PROPERTY, PLANT & EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2019 and December 31, 2018:

Millions of dollars	September 30, 2019	December 31, 2018
Land	$98	$102
Buildings	1,585	1,593
Machinery and equipment	7,851	7,909
Accumulated depreciation	(6,331)	(6,190)
Property, plant and equipment, net	$3,203	$3,414

During the nine months ended September 30, 2019, we disposed of buildings, machinery and equipment no longer in use with a net book value of $57 million, primarily related to the Naples asset impairment charges.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
(7)    FINANCING ARRANGEMENTS
Debt Offering
On February 26, 2019, Whirlpool Corporation completed a bond offering consisting of $700 million in principal amount of 4.75% Senior Notes due in 2029. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No.333-224381) previously filed with the Securities and Exchange Commission.

Debt Repayment
On August 9, 2019, we repaid $1.0 billion pursuant to our April 23, 2018 Term Loan Agreement with Citibank, N.A., as Administrative Agent, and certain other financial institutions, representing full repayment of amounts borrowed under the term loan. As previously disclosed, we agreed to repay this term loan amount with the net cash proceeds received from the sale of our Embraco business unit to Nidec Corporation, which closed on July 1, 2019.
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
Credit Facilities
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion, an increase of $500 million from the Company's prior amended and restated credit agreement. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated, and amends and restates in its entirety our previously existing Third Amended and Restated Long-Term Credit Agreement, dated May 17, 2016, as amended.
The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over EURIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.100%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 to 1.00 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt at the subsidiary level.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $240 million at September 30, 2019 and $258 million at December 31, 2018), maturing through 2022. On August 5, 2019 we terminated a €250 million European revolving credit facility that we entered into in July 2015. The termination of this facility did not have a material impact on our Consolidated Condensed Financial Statements.
We had no borrowings outstanding under the committed credit facilities at September 30, 2019 or December 31, 2018.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations. As previously disclosed, during the third quarter of 2019 we repaid the $1 billion term loan.
The following table summarizes the carrying value of notes payable at September 30, 2019 and December 31, 2018:

Millions of dollars	September 30, 2019	December 31, 2018
Commercial paper	$711	$—
Short-term borrowings due to banks	230	1,034
Total notes payable	$941	$1,034

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

These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $203 million and $161 million as of September 30, 2019 and December 31, 2018, respectively.
(8)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, the Embraco compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco has resolved government investigations and related claims in various jurisdictions and certain other claims remain pending.
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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling was subsequently affirmed by the Brazilian Supreme Court, but remains subject to further proceedings. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. As of September 30, 2019, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2019. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 1.9 billion Brazilian reais (approximately $465 million as of September 30, 2019).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 253 million Brazilian reais (approximately $61 million as of September 30, 2019), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.

In 2001, Brazil adopted a law making the profits of controlled foreign corporations of Brazilian entities subject to income and social contribution tax regardless of whether the profits were repatriated ("CFC Tax"). Our Brazilian subsidiary, along with other corporations, challenged tax assessments on foreign profits on constitutionality and other grounds. In April 2013, the Brazilian Supreme Court ruled on one of our cases, finding that the law is constitutional, but remanded the case to a lower court for consideration of other arguments raised in our appeal, including the existence of tax treaties with jurisdictions in which controlled foreign corporations are domiciled. As of September 30, 2019, our potential exposure for income and social contribution taxes relating to profits of controlled foreign corporations, including interest and penalties and net of expected foreign tax credits, is approximately 114 million Brazilian reais (approximately $27 million as of September 30, 2019). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments as of September 30, 2019.
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
ICMS Credits
We also filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million at December 31, 2017). In the first quarter of 2019, we received a favorable decision in the largest of these ICMS legal actions. This decision is final and not subject to appeals. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $84 million, after related taxes and fees, during the first quarter in connection with this decision. This amount reflects approximately $142 million in indirect tax credits ("credits") that we are entitled to monetize in future periods, offset by approximately $43 million in taxes, which have been paid, and $15 million in fees that we anticipate will be fully paid in 2019.

In the second quarter of 2019, we received favorable final, non-appealable decisions in two smaller ICMS legal actions. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $35 million, after related taxes and fees, during the second quarter in connection with this decision. This amount reflects approximately $54 million in credits that we are entitled to monetize in future periods, offset by approximately $18 million in taxes, which have been paid, and $1 million in fees that we anticipate will be paid in 2019.
The ICMS credits and related fees are recorded in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income (Loss). The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, and a hearing is scheduled for December 2019. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
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

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2019	2018
Balance at January 1	$268	$277
Issuances/accruals during the period	329	218
Settlements made during the period/other	(208)	(216)
Balance at September 30	$389	$279

Current portion	$262	$204
Non-current portion	127	75
Total	$389	$279

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. Whirlpool is discussing the issue with the appropriate regulatory authorities, and is assessing corrective action. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future.

For the three and nine months ended September 2019, we incurred approximately $14 million and $26 million, respectively, of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.

Guarantees

We have guarantee arrangements in a Brazilian subsidiary. For certain credit worthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2019 and December 31, 2018, the guaranteed amounts totaled $116 million and $146 million, respectively. The fair value of these guarantees were nominal at September 30, 2019 and December 31, 2018. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.7 billion and $3.5 billion at September 30, 2019 and December 31, 2018, respectively. Our total short-term outstanding bank indebtedness under guarantees was $19 million at September 30, 2019 and $21 million at December 31, 2018.

(9)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$1	$1	$2	$2
Interest cost	30	30	5	5	4	3
Expected return on plan assets	(44)	(43)	(6)	(8)	—	—
Amortization:
Actuarial loss	11	14	2	2	—	—
Prior service credit	(1)	(1)	—	—	(2)	(3)
Settlement and curtailment (gain) loss	10	—	—	1	—	4
Net periodic cost	$7	$1	$2	$1	$4	$6

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Service cost	$2	$2	$4	$4	$5	$5
Interest cost	92	89	17	17	12	10
Expected return on plan assets	(133)	(128)	(21)	(25)	—	—
Amortization:
Actuarial loss	35	40	6	7	—	—
Prior service credit	(2)	(2)	—	—	(7)	(2)
Settlement and curtailment (gain) loss	10	—	1	(2)	(7)	4
Net periodic cost	$4	$1	$7	$1	$3	$17

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Operating profit (loss)	$1	$1	$1	$1	$2	$2
Interest and sundry (income) expense	6	—	1	—	2	4
Net periodic benefit cost	$7	$1	$2	$1	$4	$6

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Operating profit (loss)	$2	$2	$4	$4	$5	$5
Interest and sundry (income) expense	2	(1)	3	(3)	(2)	12
Net periodic benefit cost	$4	$1	$7	$1	$3	$17

On September 15, 2018, we contributed $358 million in cash contributions to the pension trust for our U.S. defined benefit pension plans, which included $350 million of discretionary contributions. There have been no contributions to the pension trust for our U.S. defined benefit plan during the nine months ended September 30, 2019.
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

Interest Rate Risk
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We also may utilize a cross-currency interest rate swap agreement to manage our exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. At September 30, 2019 there was a notional amount of $1,275 million of outstanding interest rate swap agreements. At December 31, 2018 there were no outstanding interest rate swap agreements. The increase in the notional amount of cross-currency interest rate swaps during the nine months ended September 30, 2019 was designed to mitigate the risk from newly created intercompany debt agreements.
We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at September 30, 2019 and December 31, 2018:

	Notional (Local)		Notional (USD)		Current Maturity
Instrument	2019	2018	2019	2018
Senior note - 0.625%	€500	€500	$545	$573	March 2020
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$365	$366	August 2022

For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (OCI) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income (Loss). As of September 30, 2019 and December 31, 2018, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2019 and December 31, 2018:

			Fair Value of				Type of Hedge(1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2019	2018	2019	2018	2019	2018		2019	2018
Derivatives accounted for as hedges
Foreign exchange forwards/options	$3,093	$3,126	$113	$49	$43	$48	(CF/NI)	35	44
Commodity swaps/options	181	216	4	1	18	27	(CF)	21	30
Interest rate derivatives	1,275	—	27	—	3	—	(CF)	113	0
Total derivatives accounted for as hedges			$144	$50	$64	$75
Derivatives not accounted for as hedges
Foreign exchange forwards/options	$2,952	$4,382	$46	$27	$22	$69	N/A	13	21
Commodity swaps/options	3	3	—	—	—	—	N/A	10	0
Total derivatives not accounted for as hedges			46	27	22	69
Total derivatives			$190	$77	$86	$144

Current			$97	$60	$48	$95
Noncurrent			93	17	38	49
Total derivatives			$190	$77	$86	$144

(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments and foreign currency debt designated as net investment hedges in our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options		$79	$11
Commodity swaps/options		(5)	(19)
Interest rate derivatives		54	(2)

Net Investment Hedges
Foreign currency		55	(14)
		$183	$(24)

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Net sales	$(1)	$(1)
Foreign exchange forwards/options	Cost of products sold	5	1
Foreign exchange forwards/options	Interest and sundry (income) expense	49	33
Commodity swaps/options (3)	Cost of products sold	(7)	1
Interest rate derivatives	Interest expense	3	—
Interest rate derivatives	Interest and sundry (income) expense	47	—
		$96	$34

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Interest and sundry (income) expense	$53	$(1)
(2) The tax impact of the cash flow hedges was $(8) million and $11 million for the three months ended September 30, 2019 and 2018, respectively. The tax impact of the net investment hedges was $(15) million and $4 million for the three months ended September 30, 2019 and 2018, respectively.
(3) Cost for commodity swaps/options are recognized in cost of sales as products are sold.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange		$103	$87
Commodity swaps/options		(5)	(34)
Interest rate derivatives		32	(2)

Net Investment Hedges
Foreign currency		36	(8)
		$166	$43

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Net sales	$(3)	$(3)
Foreign exchange forwards/options	Cost of products sold	16	(11)
Foreign exchange forwards/options	Interest and sundry (income) expense	82	89
Commodity swaps/options (3)	Cost of products sold	(16)	24
Interest rate derivatives	Interest expense	7	(1)
Interest rate derivatives	Interest and sundry (income) expense	47	—
		$133	$98

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Interest and sundry (income) expense	$47	$(6)

(4) The tax impact of the cash flow hedges was $2 million and $11 million for the nine months ended September 30, 2019 and 2018, respectively. The tax impact of the net investment hedges was $(9) million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2019 and 2018. There were no hedges designated as fair value for the periods ended September 30, 2019 and 2018. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $22 million at September 30, 2019.
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2019	2018	2019	2018	2019	2018	2019	2018
Short-term investments(1)	$620	$578	$1	$5	$619	$573	$620	$578
Net derivative contracts	—	—	—	—	104	(67)	104	(67)
Available for sale investments	—	7	—	12	—	—	—	12
(1) Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments less than 90 days.
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of June 30, 2018:

Fair Value
Millions of dollars	Level 3
Measured at fair value on a non-recurring basis:	2018
Assets:
Goodwill (2)	$315
Indefinite-lived intangible assets (3)	384
Definite-lived intangible assets (4)	—
Total level 3 assets	$699

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

See Note 17 to the Consolidated Condensed Financial Statements for additional information.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas

South Africa Business Disposal

During the second quarter of 2019, we entered into an agreement to sell our South Africa business. At the time of the agreement we classified this disposal group as held for sale and recorded it at fair value because it was lower than the carrying amount. Fair value was estimated based on the cash purchase price (Level 2 input) and we recorded an impairment charge of $35 million for the write-down of the assets to the fair value of $5 million. During the third quarter of 2019, we completed the sale of our South Africa business and adjusted the loss on disposal based on the carrying amount at the closing date. The adjustment was not material to the Consolidated Condensed Financial Statements

See Note 16 to the Consolidated Condensed Financial Statements for additional information.

Naples Manufacturing Plant Restructuring Action

During the third quarter of 2019, we entered into a preliminary purchase agreement with a third-party purchaser for the reconversion of our Naples, Italy manufacturing plant. We recorded an impairment charge of $25 million for the write-down of certain assets to their fair value of $0. Fair value was based on a feasibility study considering future use internally and marketability externally (Level 2 input). These assets were fully impaired because they were determined to have no alternative use or salvage value and insufficient cash flows to support recoverability of the carrying amount.

See Note 13 to the Consolidated Condensed Financial Statements for additional information.

Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.97 billion and $4.17 billion at September 30, 2019 and December 31, 2018, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(12)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,205	$6,933	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings	474	471	—	—	—	3
Other comprehensive income	93	—	93	—	—	—
Comprehensive income	567	471	93	—	—	3
Adjustment to beginning retained earnings (1)	61	61	—	—	—	—
Stock issued (repurchased)	(40)	—	—	(40)	—	—
Dividends declared	(74)	(74)	—	—	—	—
Balances, March 31, 2019	3,719	7,391	(2,602)	(2,099)	112	917
Comprehensive income
Net earnings	72	67	—	—	—	5
Other comprehensive income	(56)	—	(55)	—	—	(1)
Comprehensive income	16	67	(55)	—	—	4
Stock issued (repurchased)	13	—	—	13	—	—
Dividends declared	(81)	(78)	—	—	—	(3)
Balances, June 30, 2019	3,667	7,380	(2,657)	(2,086)	112	918
Comprehensive income
Net earnings	364	358	—	—	—	6
Other comprehensive income	55	—	54	—	—	1
Comprehensive income	419	358	54	—	—	7
Stock issued (repurchased)	(54)	—	—	(54)	—	—
Dividends declared	(83)	(79)	—	—	—	(4)
Balances, September 30, 2019	$3,949	$7,659	$(2,603)	$(2,140)	$112	$921

(1) Increase to beginning retained earnings is due to the adoption of ASU 2016-02 [increase of approximately $61 million (net of tax)]. For additional information regarding the adoption of this accounting standard, see Notes 1 and 3 to the Consolidated Condensed Financial Statements.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2017	$5,128	$7,352	$(2,331)	$(935)	$112	$930
Comprehensive income
Net earnings	94	94	—	—	—	—
Other comprehensive income	5	—	4	—	—	1
Comprehensive income	99	94	4	—	—	1
Adjustment to beginning retained earnings (2)	72	72	—	—	—	—
Adjustment to beginning accumulated other comprehensive loss	(17)	—	(17)	—	—	—
Stock issued (repurchased)	16	—	—	16	—	—
Dividends declared	(78)	(78)	—	—	—	—
Balances, March 31, 2018	5,220	7,440	(2,344)	(919)	112	931
Comprehensive income
Net earnings	(639)	(657)	—	—	—	18
Other comprehensive income	(163)	—	(162)	—	—	(1)
Comprehensive income	(802)	(657)	(162)	—	—	17
Stock issued (repurchased)	(990)	—	—	(990)	—	—
Dividends declared	(84)	(82)	—	—	—	(2)
Balances, June 30, 2018	3,344	6,701	(2,506)	(1,909)	112	946
Comprehensive income
Net earnings	216	210	—	—	—	6
Other comprehensive income	(86)	—	(84)	—	—	(2)
Comprehensive income	130	210	(84)	—	—	4
Stock issued (repurchased)	(90)	—	—	(90)	—	—
Dividends declared	(76)	(74)	—	—	—	(2)
Balances, September 30, 2018	$3,308	$6,837	$(2,590)	$(1,999)	$112	$948

(2) Increase to beginning retained earnings is due to the following accounting standard adoptions: ASU 2014-09 [increase of approximately $0.4 million], ASU 2016-01 [increase of approximately $17 million] and ASU 2016-16 [increase of approximately $56 million].

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2019			2018
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (3)	$35	$(15)	$20	$(82)	$4	$(78)
Cash flow hedges	32	(8)	24	(44)	11	(33)
Pension and other postretirement benefits plans	17	(6)	11	32	(7)	25
Other comprehensive income (loss)	84	(29)	55	(94)	8	(86)
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	(2)	—	(2)
Other comprehensive income (loss) available to Whirlpool	$83	$(29)	$54	$(92)	$8	$(84)

	Nine Months Ended September 30,
	2019			2018
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments(3)	$73	$(9)	$64	$(271)	$3	$(268)
Cash flow hedges	(3)	2	(1)	(47)	11	(36)
Pension and other postretirement benefits plans	39	(10)	29	82	(22)	60
Other comprehensive income (loss)	109	(17)	92	(236)	(8)	(244)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	(2)	—	(2)
Other comprehensive income (loss) available to Whirlpool	$109	$(17)	$92	$(234)	$(8)	$(242)
`(3) Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	21	43	Interest and sundry (income) expense

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2019	2018	2019	2018
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$358	$210	$896	$(353)
Denominator for basic earnings per share - weighted-average shares	63.6	64.5	63.8	68.2
Effect of dilutive securities - share-based compensation	0.6	0.8	0.5	—
Denominator for diluted earnings per share - adjusted weighted-average shares	64.2	65.3	64.3	68.2
Anti-dilutive stock options/awards excluded from earnings per share	1.3	1.7	1.5	1.9

Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the nine months ended September 30, 2019, we repurchased 718,421 shares under this share repurchase program at an aggregate price of approximately $100 million. At September 30, 2019, there were approximately $700 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(13)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan which was approved by the relevant labor unions and signed by the Italian government in 2015, provided for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provided for headcount reductions in the salaried employee workforce. These actions are complete as of September 30, 2019.
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey. We expect these actions will be substantially complete in 2019. As of September 30, 2019, approximately $21 million remains to be expensed.

On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. On September 16, 2019, we entered into a preliminary agreement to sell the plant to a third-party purchaser and to support costs associated with the transition. Finalization of the transaction is subject to satisfaction of certain conditions precedent, including consultation with the government and unions.

In connection with this action, we incurred approximately $25 million in asset impairment costs and approximately $4 million in other associated costs during the nine months ended September 30, 2019. We anticipate that we will incur approximately $19 million in employee-related costs and approximately $79 million in other associated costs in connection with this action. We estimate that $98 million of the estimated $127 million total costs will result in future cash expenditures. We estimate that approximately $122 million of the $127 million total costs will be incurred in 2019 and that approximately $73 million of the estimated $98 million total cash expenditures will occur in 2019. We expect these actions to be completed in 2020.

The following table summarizes the restructuring actions above for the nine months ended September 30, 2019 and the total costs to date for each plan:

Millions of dollars	2019	Total
Indesit	$9	$237
EMEA fixed cost actions	$45	$59
Naples	$29	$29

The following table summarizes the changes to our restructuring liability during the nine months ended September 30, 2019:

Millions of dollars	December 31, 2018	Charges to Earnings	Cash Paid	Non-Cash and Other	September 30, 2019
Employee termination costs	$84	$66	$(101)	$—	$49
Asset impairment costs	—	56	(7)	(41)	8
Facility exit costs	(9)	15	(19)	—	(13)
Other exit costs	21	5	(4)	(3)	19
Total	$96	$142	$(131)	$(44)	$63

The following table summarizes the restructuring charges by operating segment for the period presented:

Nine Months Ended
Millions of dollars	September 30, 2019
North America	$—
EMEA	132
Latin America	7
Asia	3
Corporate / Other	—
Total	$142

(14)    INCOME TAXES
Income tax expense was $313 million and $311 million for the three and nine months ended September 30, 2019, respectively, compared to income tax expense of $7 million and $52 million in the same periods of 2018. For the three months ended September 30, 2019, the increase in effective tax rate from the prior period is due primarily to the impact of the sale of Embraco, prior period adjustments and impact of changes in enacted tax rates. For the nine months ended September 30, 2019, the increase in effective tax rate from the prior period is due to tax expense on the sale of Embraco, prior period adjustments , non-deductible impairments and government payments, partially offset by valuation allowance releases. Total tax expense related to the sale of Embraco was $150 million and $161 million for the three and nine months ended September 30, 2019, respectively, of which approximately $107 million was calculated based on the US statutory tax rate.
For additional information on prior period adjustments, see Note 1 to the Consolidated Condensed Financial Statements.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Earnings (loss) before income taxes	$677	$223	$1,221	$(277)

Income tax expense computed at United States statutory tax rate	142	47	256	(58)
Valuation allowances	1	4	(195)	43
U.S. transition tax and prior period adjustments	56	78	56	78
Audits and settlements	7	—	(6)	—
U.S. foreign income items, net of credits	8	(108)	19	(146)
Changes in enacted tax rates	41	(54)	66	(54)
Non deductible impairments	—	—	—	138
Non deductible government payments	—	—	—	37
Sale of Embraco	43	—	54	—
Other	15	40	61	14
Income tax expense computed at effective worldwide tax rates	$313	$7	$311	$52

At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
Valuation Allowances
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income.  We have reduced the valuation allowance to reflect the estimated amount of certain deferred tax assets associated with net operating losses and other deferred tax assets we believe are now more-likely-than-not to be realized.  During the first quarter of 2019, upon completion of our $700 million bond offering, we used the proceeds to refinance and recapitalize various entities in the EMEA region. Based upon our existing transfer pricing policies, these actions are expected to provide sufficient future taxable income to realize the deferred tax assets. In addition, these actions injected additional internal capital into certain EMEA entities to meet local country capitalization requirements and we repaid all outstanding borrowings under the Whirlpool EMEA Finance Term Loan, in advance of the recently completed Embraco divestiture. Accordingly, we reduced the valuation allowance by $235 million during the first quarter of 2019. During the second quarter of 2019, we increased our total valuation allowance by $39 million related to the exit of our Turkey domestic sales operations and sale of our South Africa business and tax planning strategies that were deemed to no longer be prudent.

(15)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America through June 30, 2019, which were included in Other/Eliminations.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2019	$3,010	$1,090	$632	$358	$1	$5,091
2018	2,994	1,134	878	339	(19)	5,326
Intersegment sales
2019	70	20	331	87	(508)	—
2018	66	19	371	100	(556)	—
Depreciation and amortization
2019	$45	$46	$17	$17	$16	$141
2018	46	44	29	17	16	152
EBIT
2019	387	(4)	29	9	301	722
2018	360	(39)	61	13	(120)	275
Total assets
September 30, 2019	$8,004	$9,345	$4,062	$2,524	$(5,529)	$18,406
December 31, 2018	7,161	7,299	4,745	2,636	(3,494)	18,347
Capital expenditures
2019	35	24	23	17	10	109
2018	46	36	24	16	14	136

	Nine Months Ended September 30,
	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2019	$8,403	$3,126	$2,395	$1,159	$(46)	$15,037
2018	8,292	3,298	2,628	1,215	(56)	15,377
Intersegment sales
2019	181	63	1,010	258	(1,512)	—
2018	203	83	998	259	(1,543)	—
Depreciation and amortization
2019	$149	$147	$48	$51	$48	$443
2018	142	158	93	51	47	491
EBIT
2019	1,052	(41)	130	31	197	1,369
2018	979	(91)	151	75	(1,250)	(136)
Total assets
September 30, 2019	$8,004	$9,345	$4,062	$2,524	$(5,529)	$18,406
December 31, 2018	7,161	7,299	4,745	2,636	(3,494)	18,347
Capital expenditures
2019	113	51	68	46	28	306
2018	110	76	55	43	46	330

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2019	2018	2019	2018
Items not allocated to segments:
Restructuring costs	$(56)	$(28)	$(142)	$(216)
Brazil indirect tax credit	—	—	180	—
Product warranty and liability expense	(119)	—	(131)	—
(Gain) loss on sale and disposal of businesses	516	—	437	—
French antitrust settlement	—	—	—	(114)
Impairment of goodwill and intangibles	—	—	—	(747)
Trade customer insolvency	—	(29)	—	(29)
Corporate expenses and other	(40)	(63)	(147)	(144)
Total other/eliminations	$301	$(120)	$197	$(1,250)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2019	2018	2019	2018
Operating profit	$693	$299	$1,147	$(30)
Interest and sundry (income) expense	(29)	24	(222)	106
Total EBIT	$722	$275	$1,369	$(136)
Interest expense	45	52	148	141
Income tax expense	313	7	311	52
Net earnings (loss)	$364	$216	$910	$(329)
Less: Net earnings available to noncontrolling interests	6	6	14	24
Net earnings (loss) available to Whirlpool	$358	$210	$896	$(353)

(16)    DIVESTITURES AND HELD FOR SALE
Embraco Sale Transaction
On April 23, 2018, our Board of Directors approved the sale of Embraco and we subsequently entered into an agreement to sell the compressor business for a cash purchase price of $1.08 billion, subject to customary adjustments including for indebtedness, cash and working capital at closing.

On July 1, 2019, we completed the sale of Embraco and received cash proceeds of $1.1 billion inclusive of anticipated cash on hand at the time of closing. With the proceeds from this transaction, we repaid the outstanding term loan amount of approximately $1 billion as required under the April 23, 2018 Term Loan Agreement with Citibank, N.A., as Administrative Agent.

In connection with the sale, we recorded a pre-tax gain, net of transaction and other costs, of $511 million ($350 million net of taxes) during the three and nine months ended September 30, 2019. The gain calculation is subject to change based on finalization of the amounts for working capital and other customary post-closing adjustments.
Embraco was reported within our Latin America reportable segment and met the criteria for held for sale accounting through the closing date. The operations of Embraco did not meet the criteria to be presented as discontinued operations. The assets and liabilities of Embraco were de-consolidated as of the closing date and there are no remaining carrying amounts in the Consolidated Condensed Balance Sheets as of September 30, 2019.

The carrying amounts of the major classes of Embraco's assets and liabilities at September 30, 2019 and December 31, 2018 include the following:

Millions of dollars	September 30, 2019	December 31, 2018
Accounts receivable, net of allowance of $0 and $8, respectively	—	198
Inventories	—	165
Prepaid and other current assets	—	42
Property, net of accumulated depreciation of $0 and $616, respectively	—	364
Right of use assets	—	—
Other noncurrent assets	—	49
Total assets	$—	$818

Accounts payable	$—	$361
Accrued expenses	—	27
Accrued advertising and promotion	—	12
Other current liabilities	—	55
Lease liabilities	—	—
Other noncurrent liabilities	—	34
Total liabilities	$—	$489

The following table summarizes Embraco's earnings before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Earnings before income taxes	$—	$21	$47	$37

South Africa Business Disposal

On June 28, 2019, we entered into an agreement to sell our South Africa operations for a cash purchase price of $5 million, subject to customary adjustments at closing.

On September 5, 2019, we completed the sale of our South Africa operations. In connection with the sale, we finalized the loss on disposal of $63 million which is recorded in the nine months ended September 30, 2019. The loss includes a charge of $29 million for the write-down of the assets of the disposal group to fair value and $34 million of cumulative foreign currency translation adjustments included in the carrying amount of the disposal group to calculate the impairment.

The South Africa business was reported within our EMEA reportable segment and met the criteria for held for sale accounting through the closing date. The operations of South Africa did not meet the criteria to be presented as discontinued operations.
For additional information see Note 11 to the Consolidated Condensed Financial Statements.
Divestiture of Turkey Domestic Sales Operations
For the nine months ended September 30, 2019, we incurred approximately $11 million of divestiture related costs, primarily inventory liquidation costs, related to the exit from our domestic sales operations in Turkey.
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
OVERVIEW

Whirlpool had strong third-quarter GAAP net earnings available to Whirlpool of $358 million (net earnings margin of 7.0%), or $5.57 per share, compared to GAAP net earnings available to Whirlpool of $210 million (net earnings margin of 3.9%), or $3.22 per share, in the same prior-year period. On a GAAP basis, net earnings margin was favorably impacted by a gain on the sale of the Embraco compressor business of approximately $511 million and previously-announced global cost-based pricing benefits, partially offset by product warranty and liability expense of $119 million.

Whirlpool delivered a strong global performance with ongoing (non-GAAP) EBIT margin of 7.2%, driven by strong price/mix results in North American and significant margin improvement in EMEA resulting from execution of strategic actions to restore profitability. These results were partially offset by trade inventory timing and soft industry demand in certain markets.

In addition, we completed the sale of our Embraco business unit and paid down our outstanding term loan, making significant progress towards our long-term Gross Debt to EBITDA goal of 2.0.

Our third-quarter results demonstrate continued progress towards delivering our long term goals and our full-year financial commitments of margin expansion and improved free cash conversion.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2019	2018	Better/(Worse)	2019	2018	Better/(Worse)
Units (in thousands)	17,093	17,658	(3.2)%	48,334	49,071	(1.5)%
Net sales	$5,091	$5,326	(4.4)	$15,037	$15,377	(2.2)
Gross margin	741	895	(17.2)	2,485	2,587	(3.9)
Selling, general and administrative	491	550	11.0	1,580	1,596	1.0
Restructuring costs	56	28	nm	142	216	34.3
Impairment of goodwill and other intangibles	—	—	—	—	747	nm
(Gain) loss on sale and disposal of businesses	(516)	—	nm	(437)	—	nm
Interest and sundry (income) expense	(29)	24	nm	(222)	106	nm
Interest expense	45	52	14.6	148	141	(4.7)
Income tax expense	313	7	nm	311	52	nm
Net earnings (loss) available to Whirlpool	358	210	70.5%	896	(353)	nm
Diluted net earnings available to Whirlpool per share	$5.57	$3.22	73.2%	$13.93	$(5.18)	nm
nm = not meaningful
Consolidated net sales decreased 4.4% and 2.2% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three months ended was primarily driven by the unfavorable impacts of unit volume declines, foreign currency and the divestiture of the Embraco compressor business. The decrease for the nine months ended was primarily driven by the unfavorable impacts of unit volume declines, foreign currency and the divestiture of the Embraco compressor business, partially offset by the favorable impact of product price/mix. Excluding the impact of foreign currency, consolidated net sales decreased 3.5% and increased 0.2% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.
For additional information regarding non-GAAP financial measures including net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage for the three months and nine months ended September 30, 2019 decreased to 14.5% and 16.5% from 16.8% and 16.8% for the same periods in 2018, respectively, which reflects the unfavorable impacts from unit volume declines, raw material inflation, foreign currency and estimated product warranty expense related to washers produced in EMEA, partially offset by the favorable impact of product price/mix.
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

North America

Following are the results for the North America region:

2019 compared to 2018
Units sold decreased 6.9% and 5.1% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales increased 0.5% and 1.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase for the three and nine months ended September 30, 2019 was primarily driven by the favorable impact from product price/mix, partially offset by lower unit volumes. Excluding the impact from foreign currency, net sales increased 0.6% and 1.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was 12.8% and 12.5% for the three and nine months ended September 30, 2019, respectively, compared to 12.0% and 11.8% for the same periods in 2018. EBIT increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the favorable impact of product price/mix, partially offset by cost inflation (raw materials, tariffs and freight) and lower unit volumes.

EMEA

Following are the results for the EMEA region:

2019 compared to 2018
Units sold decreased 0.6% and increased 1.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales decreased 3.8% and 5.2% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three months ended September 30, 2019 was primarily driven by unfavorable impacts from foreign currency and unit volume decline, partially offset by product price/mix. The decrease for the nine months ended September 30, 2019 was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by unit volume growth. Excluding the impact from foreign currency, net sales decreased 0.5% and increased 0.1% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was (0.4)% and (1.3)% for the three and nine months ended September 30, 2019, respectively, compared to (3.4)% and (2.7)% for the same periods in 2018. EBIT increased for the three months ended September 30, 2019 compared to the same periods in 2018 primarily due to the favorable impacts of restructuring benefits. EBIT increased for the nine months ended September 30, 2019 primarily due to the favorable impacts of unit volume growth and restructuring benefits.

Latin America

Following are the results for the Latin America region:

2019 compared to 2018
Units sold decreased 8.2% and 0.7% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales decreased 27.9% and 8.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three and nine months ended September 30, 2019 was primarily driven by the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency. Excluding the impact from foreign currency, net sales decreased 27.4% and 3.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was 4.6% and 5.4% for the three and nine months ended September 30, 2019, respectively, compared to 7.0% and 5.7% for the same periods in 2018. The decrease in EBIT for the three and nine months ended September 30, 2019 was primarily due to the unfavorable impact of foreign currency and the divestiture of the Embraco compressor business, partially offset by the favorable impact of product price/mix in the home appliance business. Prior period results for the nine months ended were negatively impacted by a Brazil truck drivers' strike.

Asia

Following are the results for the Asia region:

2019 compared to 2018
Units sold increased 11.6% and 0.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
Net sales increased 5.7% and decreased 4.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase for the three months ended September 30, 2019 was primarily driven by the favorable impacts of unit volume growth in India, partially offset by the unfavorable impact of product price/mix and foreign currency. The decrease for the nine months ended September 30, 2019 was primarily driven by unfavorable impacts from foreign currency and product price/mix, partially offset by unit volume growth in India. Excluding the impact from foreign currency, net sales increased 7.1% and decreased 0.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

2019 compared to 2018
EBIT margin was 2.4% and 2.7% for the three and nine months ended September 30, 2019, respectively, compared to 3.8% and 6.2% for the same periods in 2018. The unfavorable impacts of product price/mix and brand investments in China were partially offset by the favorable impacts of unit volume growth and cost productivity in India. Prior period results for the nine months ended were positively impacted by Chinese government incentives.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2019	As a % of Net Sales	2018	As a % of Net Sales	2019	As a % of Net Sales	2018	As a % of Net Sales
North America	$214	7.1%	$211	7.1%	$617	7.3%	$578	7.0%
EMEA	119	10.9%	140	12.4%	369	11.8%	422	12.8%
Latin America	61	9.7%	95	10.8%	229	9.6%	265	10.1%
Asia	57	15.9%	54	16.0%	193	16.6%	181	14.9%
Corporate/other	40	—	50	—	172	—	150	—
Consolidated	$491	9.6%	$550	10.3%	$1,580	10.5%	$1,596	10.4%
Consolidated selling, general and administrative expenses for the three months ended September 30, 2019 decreased compared to the same period in 2018 due to ongoing restructuring activities and the divestiture of the Embraco compressor business. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2019 is comparable.
Restructuring
We incurred restructuring charges of $56 million and $142 million for the three and nine months ended September 30, 2019, respectively, compared to $28 million and $216 million for the same periods in 2018. For the full year 2019, we expect to incur approximately $200 million of restructuring charges, as we reduce fixed costs primarily in the EMEA region.
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
For additional information, see Note 11 and Note 17 to the Consolidated Condensed Financial Statements.
(Gain) Loss on Sale and Disposal of Businesses
We recorded a pre-tax gain of $511 million on the sale of the Embraco compressor business for the three and nine months ended September 30, 2019.
We incurred a loss of $74 million for the nine months ended September 30, 2019 related to charges on the sale of the South Africa business ($63 million) and costs associated with the exit of the Turkey domestic sales operations ($11 million).
For additional information, see Note 16 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry (income) expense for the three and nine months ended September 30, 2019 increased compared to the same periods in 2018. The increase in interest and sundry (income) expense for the three months ended September 30, 2019 was primarily due to foreign currency and the results of a legal settlement. The increase in interest and sundry (income) expense for the nine months ended September 30, 2019 was primarily due to Brazil indirect tax credits recorded of $180 million which reflects $196 million of indirect tax credits, net of related fees. The comparable period in the prior year includes charges related to the preliminary FCA settlement of $111 million.
For additional information, see Note 8 and Note 10 to the Consolidated Condensed Financial Statements.

Interest Expense
Interest expense for the three and nine months ended September 30, 2019 was comparable to the same periods in 2018.
Income Taxes
Income tax expense was $313 million and $311 million for the three and nine months ended September 30, 2019 compared to income tax expense of $7 million and $52 million in the same periods of 2018. For the three months ended September 30, 2019, the increase in effective tax rate from the prior period is due primarily to the impact of the sale of Embraco, prior period adjustments and impact of changes in enacted tax rates. For the nine months ended September 30, 2019, the increase in effective tax rate from the prior period is due to tax expense on the sale of Embraco, prior period adjustments , non-deductible impairments and government payments, partially offset by valuation allowance releases. Total tax expense related to the sale of Embraco was $150 million and $161 million for the three and nine months ended September 30, 2019, respectively, of which approximately $107 million was calculated based on the US statutory tax rate.
For additional information, see Note 1 and Note 14 to the Consolidated Condensed Financial Statements.
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
Our short-term potential uses of liquidity include funding our ongoing capital spending, restructuring activities and returns to shareholders. We also have $546 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
At September 30, 2019, we have $941 million of notes payable which consist of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. For additional information, see Note 7 to the Consolidated Condensed Financial Statements.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.
At September 30, 2019, we had cash or cash equivalents greater than 1% of our consolidated assets in China and India, which represented 2.2% and 1.0%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States. We continue to monitor general financial instability and uncertainty globally.
The Company had cash and cash equivalents of approximately $1.0 billion at September 30, 2019, of which substantially all was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.

We continue to review customer conditions globally. At September 30, 2019, we had 276 million Brazilian reais (approximately $66 million) in short and long-term receivables due to us from Maquina de Vendas S.A. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. At September 30, 2019, we have 134 million Brazilian reais (approximately $32 million) of insurance against this credit risk through policies purchased from high-quality underwriters.
For additional information on guarantees, see Note 8 to the Consolidated Condensed Financial Statements.
Embraco Sale Transaction

On April 24, 2018, we and certain of our subsidiaries entered into a purchase agreement with Nidec Corporation, a leading manufacturer of electric motors incorporated under the laws of Japan, to sell our Embraco business unit (the "Transaction").

On June 26, 2019, Whirlpool and Nidec received the European Commission's final approval of the Transaction, and the parties closed the Transaction on July 1, 2019. At closing, pursuant to the purchase agreement and a subsequent agreement memorializing the purchase price adjustment, the Company received $1.1 billion inclusive of anticipated cash on hand at the time of closing, with final purchase price amounts subject to working capital and other customary post-closing adjustments. Whirlpool has agreed to retain certain liabilities relating to tax, environmental, labor and products following closing of the Transaction.

On August 9, 2019, the Company repaid $1.0 billion pursuant to the Company's April 23, 2018 Term Loan Agreement by and among the Company, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent, and certain other financial institutions, representing full repayment of amounts borrowed under the term loan. As previously disclosed, the Company agreed to repay this outstanding term loan amount with the net cash proceeds received from the sale of Embraco.
For additional information on the Transaction, see Note 16 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 12 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2019	2018
Cash provided by (used in):
Operating activities	$(566)	$(615)
Investing activities	723	(272)
Financing activities	(641)	750
Effect of exchange rate changes	(55)	(74)
Net change in cash, cash equivalents and restricted cash	$(539)	$(211)
Cash Flows from Operating Activities
Cash used in operating activities during the nine months ended September 30, 2019 decreased compared to the same period in 2018, which primarily reflects the impact of the FCA settlement and payment, $350 million of discretionary pension funding in the prior year and the impact of changes in working capital, including seasonal production timing, inventory reduction efforts in the fourth quarter of 2018, shifts in trade customer mix, improved credit management activities and the divestiture of the Embraco compressor business.

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
Cash Flows from Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2019 increased compared to the same period in 2018, which primarily reflects cash proceeds related to the sale of Embraco.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2019 increased compared to the same period in 2018, which primarily reflects higher repayments of long-term debt (increase of $565 million), lower proceeds from borrowings of short-term debt (decrease of approximately $1.8 billion) and lower stock repurchases under our share repurchase program primarily due to the 2018 modified Dutch auction tender offer (decrease of approximately $1.0 billion).
Dividends paid in financing activities during the nine months ended September 30, 2019 was comparable to the same period in 2018.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.8 billion at September 30, 2019. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at September 30, 2019 or December 31, 2018.
For additional information about our financing arrangements, see Note 7 to the Consolidated Condensed Financial Statements.
Dividends
In April 2019, our Board of Directors approved a 4.3% increase in our quarterly dividend on our common stock to $1.20 per share from $1.15 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2019, we had approximately $342 million outstanding under these agreements.
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

Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net sales, net earnings available to Whirlpool, net earnings as a percentage of net sales and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Net earnings (loss) available to Whirlpool (1)	$358	$210	$896	$(353)
Net earnings available to noncontrolling interests	6	6	14	24
Income tax expense	313	7	311	52
Interest expense	45	52	148	141
Earnings (loss) before interest & taxes	$722	$275	$1,369	$(136)
Restructuring expense	56	28	142	216
Trade customer insolvency	—	29	—	29
Divestiture related transition costs	(17)	—	—	—
Brazil indirect tax credit	—	—	(180)	—
(Gain) loss on sale and disposal of businesses	(516)	—	(437)	—
Product warranty and liability expense	119	—	131	—
French antitrust settlement	—	—	—	114
Impairment of goodwill and other intangibles	—	—	—	747
Ongoing EBIT	$364	$332	$1,025	$970

(1) Net earnings margin is approximately 7.0% and 3.9% for the three months ended September 30, 2019 and September 30, 2018, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended September 30, 2019 and September 30, 2018 of $5,091 and $5,326, respectively.

Free Cash Flow (FCF) Reconciliation: in millions	Nine Months Ended
	2019	2018
Cash used in operating activities (2)	$(566)	$(615)
Capital expenditures	(306)	(330)
Proceeds from sale of assets and business (3)	1,034	27
Change in restricted cash (4)	33	44
Repayment of term loan	(1,000)	—
Free cash flow	$(805)	$(874)

Cash provided by (used in) investing activities	$723	$(272)
Cash provided by (used in) financing activities	$(641)	$750
(2) Cash used in operating activities for the nine months ended September 30, 2019 includes $136 million of cash taxes paid for the sale of the Embraco compressor business.

(3) Proceeds from sale of assets and business for the nine months ended September 30, 2019 includes $1,011 million of net cash proceeds received to date for the sale of the Embraco compressor business.

(4) For additional information regarding restricted cash, see Note 4 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. Our anticipated full-year GAAP tax rate of approximately 25% includes the impact of the gain on sale of Embraco.The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2019 full-year adjusted tax rate between 15% and 20%. We currently estimate earnings per diluted share and industry demand for 2019 to be within the following ranges:

	2019
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2019	$16.80	—	$17.55
Including:
Restructuring expense	$(3.11)
Brazil indirect tax credit	2.79
(Gain) loss on sale and disposal of businesses	6.79
Product warranty and liability expense	(2.03)
Income tax impact	(0.77)
Normalized tax adjustment	(1.62)

Industry demand
North America	(2)%	—	—%
EMEA	(1)%	—	1%
Latin America	3%	—	4%
Asia	1%	—	2%
For the full-year 2019, we continue to expect to generate cash from operating activities of approximately $1.4 billion and free cash flow of approximately $800 million, including restructuring cash outlays of up to $200 million and capital expenditures of approximately $625 million.
The table below reconciles projected 2019 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. The 2019 free cash flow outlook includes the net proceeds and the term loan repayment related to the sale of the Embraco business of approximately $1 billion. The change in restricted cash relates to the private placement funds paid by Whirlpool to acquire majority control of Whirlpool China (formerly Hefei Sanyo) in 2014 and which are used to fund capital and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition completed in October 2014. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

2019
Millions of dollars	Current Outlook
Cash provided by operating activities (1)	~$1,425
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	375
Repayment of term loan	(1,000)
Free cash flow	~$800
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool has been named as a defendant in a product liability suit related to this matter, which suit is currently pending in Pennsylvania federal court. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2018 or the nine months ended September 30, 2019. Additional claims may be filed related to this incident.
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
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished washers and certain covered parts for three years. During the second year of the remedy, beginning February 7, 2019, the remedy imposes an 18% tariff on the first 1.2 million large residential washing machines imported into the United States and a 45% tariff on such imports in excess of 1.2 million, and also imposes a 45% tariff on washer tub, drum, and cabinet imports in excess of 70,000 units. The tariff rates on washers and covered parts will decline slightly during the third year of the remedy. The safeguard remedy interim review was completed by the International Trade Commission during 2019. The President maintains discretion to modify the remedy.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs was a component of increased raw material costs during the quarter ended September 30, 2019. We expect these and other tariffs to impact material and freight costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Brexit
In 2016, the UK held a referendum, the outcome of which was an expressed public desire to exit the European Union (“Brexit”), which has resulted in greater uncertainty related to the free movement of goods, services, people and capital between the UK and the EU. Many potential future impacts of Brexit remain unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of products, and adverse impacts to our suppliers and financing institutions. In order to mitigate the risks associated with Brexit, we are preparing for potential adverse impacts by collaborating across Company functions and working with external partners to develop the necessary contingency plans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
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
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the nine months ended September 30, 2019, we repurchased 718,421 shares under this share repurchase program at an aggregate price of approximately $100 million. At September 30, 2019, there were approximately $700 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2019:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2019 through July 31, 2019	18,200	$148.29	18,200	$747
August 1, 2019 through August 31, 2019	237,000	$137.05	237,000	$715
September 1, 2019 through September 30, 2019	102,895	$143.96	102,895	$700
Total	358,095	$139.61	358,095
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1	Aircraft Time Sharing Agreement dated as of July 29, 2019 by and between Whirlpool Corporation and Marc Bitzer

Exhibit 10.2
Fourth Amended and Restated Long Term Credit Agreement dated as of August 6, 2019 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Canada Holding Co., Whirlpool Global B.V., Whirlpool UK Appliances Limited, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Comprehensive Income (Loss), (ii) Consolidated Condensed Balance Sheets; (iii) Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 23, 2019