Form 10-K
period 2019-12-31
WHIRLPOOL CORP /DE/
filed 2020-02-11
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-3932
WHIRLPOOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		38-1490038
(State of Incorporation)		(I.R.S. Employer Identification No.)

2000 North M-63
Benton Harbor,	Michigan	49022-2692
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code (269) 923-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $1 per share	WHR	Chicago Stock Exchange	and	New York Stock Exchange
0.625% Senior Notes due 2020	WHR 20	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was $8,803,220,412.

On February 7, 2020, the registrant had 62,780,513 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant's proxy statement for the 2020 annual meeting of stockholders (the "Proxy Statement")	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2019

PART I

ITEM 1.	BUSINESS

Our Company More than 100 years of delivering value one moment at a time

Whirlpool Corporation ("Whirlpool"), the world's leading major home appliance company, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 13 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool Corporation's operating and reportable segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $20 billion in annual sales and approximately 77,000 employees in 2019.

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

WHY

OUR VISION:

Be the best kitchen & laundry company, in constant pursuit of improving life at home.

WHAT

OUR MISSION:

Earn trust and create demand for our brands in a digital world.

STRATEGIC IMPERATIVES:

1. Deliver Product Leadership
2. Redefine What Product Is
3. Win the Digital Consumer Journey
4. Reinvent Our Value Chain

HOW

LEADERSHIP BEHAVIORS:

LEADING MYSELF

- Passion for Our Consumer
- Straight Talk
- Bias for Action
- Lead with Impact
- Accountability

LEADING MY TEAM

- Serve
- Listen
- Build
- Lead

OUR VALUES:

Integrity | Respect | Inclusion & Diversity | One Whirlpool | Spirit of Winning

Unique Global Position
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. For consumers, we deliver value through innovative, high-quality products that solve everyday problems. For our shareholders, we seek to deliver differentiated value through our four strategic pillars: global leading scale, best brand portfolio, proven track record of innovation and best cost position.

Global Leading Scale	Best Brand Portfolio	Proven Track Record of Innovation	Best Cost Position

Global Leading Scale
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
Proven Track Record of Innovation

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

As the shift to digital continues, consumers are beginning to desire connected appliances which fit seamlessly into the larger home ecosystem. We are excited to bring new connected products and technologies to market, including scan-to-cook and remote service diagnostics. Whether developed internally or with one of our many collaborators, we believe these digitally-enabled products and services will increasingly enhance the appliance experience for our consumers.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. Prior to the divestiture of our Embraco business on July 1, 2019, we also produced compressors for refrigeration systems. The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:

MAYTAG
MAYTAG
MAYTAG
DUAL POWER FILTRATION
PowerBlast Auto Normal Quick Rinse
Cycles
Delay
Short Long
High Temp
Sani Rinse
Power Dry
START Resume
CANCEL Drain

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
Value Creation Framework
Our long-term value creation framework is built upon the strong foundation we have in place: our industry-leading brand portfolio and robust product innovation pipeline, supported by our global operating platform and executed by our exceptional employees throughout the world. We measure these value-creation components by focusing on the following key metrics:

Profitable Growth	Margin Expansion	Cash Conversion

Innovation-fueled growth at or above the market	Drive cost and price/mix to grow profitability	Asset efficiency converts profitable growth to cash
~3%	~10%	6%+
Annual Organic Net Sales Growth	EBIT Margin	FCF as % of Net Sales

Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:

Fund the Business	Target
Capex / R&D	Capex: ~3% of net sales R&D: ~3% of net sales
Mergers & Acquisitions	Opportunistic M&A with high ROIC threshold

Return to Shareholders	Target
Dividends	~30% of trailing 12-month ongoing net earnings
Share Repurchase	Continue repurchasing at a moderate level
Targeted Capital Structure	Maintain strong investment grade rating; Gross Debt/EBITDA of ~2.0 goal
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

•
In Canada, we market and distribute major home appliances primarily under the Admiral, Whirlpool, Maytag, JennAir, Amana, Roper, Speed Queen and KitchenAid brand names.

•
We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers' and retailers' respective brand names.

Europe, Middle East and Africa (EMEA)
•
In Europe, we market and distribute our major home appliances primarily under the Whirlpool, Hotpoint*, Bauknecht, Indesit, Ignis, Maytag, Laden and Privileg brand names. We also market major home appliances and small domestic appliances under the KitchenAid brand name primarily to retailers and distributors.

•
We market and distribute products under the Whirlpool, Bauknecht, Maytag, Indesit, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East; we exited our commercial operations in Turkey in the second quarter of 2019.

•
We also marketed and distributed a full line of products under the Whirlpool and KIC brand names in South Africa until we completed the sale of our business and KIC brand in the third quarter of 2019.

•
In addition to our operations in Western and Eastern Europe, Turkey and Russia, we have a sales subsidiary in Morocco.

Latin America
•
In Latin America, we produce, market and distribute our major home appliances and small domestic appliances primarily under the Consul, Brastemp, Whirlpool, KitchenAid and Acros brand names primarily to retailers, distributors and directly to consumers.

•
We also serve the countries of Bolivia, Paraguay, Uruguay, Venezuela, and certain Caribbean and Central America countries, where we manage appliances sales and distribution through accredited distributors.

•
In July 2019, our Latin America operations sold our compressors business to a third party.

Asia
•
In Asia, we have organized the marketing and distribution of our major home appliances and small domestic appliances in multiple countries, primarily including China and India.

•
We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Ariston, Indesit, Bauknecht, Sanyo, Diqua, and Royalstar brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores. As our rights to use the Sanyo brand name expired in the fourth quarter of 2019 (with a limited right to sell existing inventories until the second quarter of 2020), we are facilitating brand transition with investment to drive Whirlpool brand awareness in China.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Competition
Competition in the major home appliance industry is intense, including competitors such as Arcelik, BSH (Bosch), Electrolux, Haier, Kenmore, LG, Mabe, Midea, Panasonic and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase practices towards e-commerce and other channels.  Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product and service offerings, optimizing our regional footprint and trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Seasonality
The Company's quarterly revenues have historically been affected by a variety of seasonal factors, including holiday-driven promotional periods. In each fiscal year, the Company's total revenue and operating margins are typically highest in the third and fourth quarter.
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
Working Capital
In order to support business needs and customer requirements, the Company maintains adequate levels of working capital throughout the year using various inventory management techniques, including demand forecasting and planning. Please see the Financial Condition and Liquidity section of the “Management's Discussion and Analysis” section of this Annual Report on Form 10-K for additional information on our working capital requirements and processes.
Trademarks, Licenses and Patents
We consider the trademarks, copyrights, patents, and trade secrets we own, and the licenses we hold, in the aggregate, to be a valuable asset. Whirlpool is the owner of a number of trademarks in the United States and foreign countries. The most important trademarks to North America are Whirlpool, Maytag, JennAir, KitchenAid and Amana. The most important trademarks to EMEA are Whirlpool, KitchenAid, Bauknecht, Indesit, Hotpoint* and Ignis. The most important trademarks to Latin America are Consul, Brastemp, Whirlpool, KitchenAid and Acros. The most important trademarks to Asia are Whirlpool and Royalstar (which is licensed to us). We receive royalties from licensing our trademarks to third parties to manufacture, sell and service certain products bearing the Whirlpool, Maytag, KitchenAid and Amana brand names. We continually apply for and obtain patents globally. The primary purpose in obtaining patents is to protect our designs, technologies, products and services.
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

We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2019 and is not expected to be material in 2020.
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
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Net sales attributable to Lowe's in 2019, 2018 and 2017, were approximately 13%, 12% and 10%, respectively, of our consolidated net sales. Lowe's also represented approximately 14% of our consolidated accounts receivable as of December 31, 2019. The Company did not have any customer with accounts receivable of more than 10% of consolidated accounts receivable as of December 31, 2018. See Note 16 to the Consolidated Financial Statements.
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 14 to the Consolidated Financial Statements.
Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 11, 2020, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board, President and Chief Executive Officer	2006	55
James W. Peters	Executive Vice President and Chief Financial Officer	2016	50
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	56
Joseph T. Liotine	Executive Vice President and President, Whirlpool North America	2014	47
Gilles Morel	Executive Vice President and President, Whirlpool Europe, Middle East & Africa	2019	54
Shengpo (Samuel) Wu	Executive Vice President and President, Whirlpool Asia	2019	53
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2020 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Wu and Mr. Morel. Prior to joining Whirlpool in February 2017, Mr. Wu for the previous five years served as President and Chief Executive Officer, Asia Pacific, of Osram GmbH, and before joining Osram in 2012, worked for Honeywell Process Solutions and General Electric in various leadership roles. Prior to joining Whirlpool in April 2019, Mr. Morel served for two years as CEO of Northern and Central Europe for Groupe Savencia. Prior to that, he worked for 27 years at Mars Inc. in various leadership positions, most recently as Regional President, Europe & Eurasia for Mars Chocolate.
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
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a growing number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this annual report, are large, well-established companies, ranking among the Global Fortune 150. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance space. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer taste, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply and/or highly protected home countries outside the United States, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the shifting of consumer purchasing practices towards e-commerce and other channels, and the introduction of direct-to-consumer sales models. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of, or substantial decline in, volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including Lowe's and other large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers. As the trade customers continue to become larger through merger, consolidation or organic growth, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. We also continue to pursue direct-to-consumer sales in the U.S. and certain other countries, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
Failure to maintain our reputation and brand image could negatively impact our business.
Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands depends on our marketing efforts, including advertising and consumer campaigns, as well as product innovation. We could be adversely impacted if we fail to achieve any of these objectives or if, whether or not justified, the reputation or image of our company or any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, product safety, data privacy breaches or quality issues, or negative association with any one brand could damage our reputation and brand image, undermine our customers' confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an ever-increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts or comments about us on social networking and other websites that spread rapidly through such forums could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our financial statements could be materially and adversely affected.
An inability to effectively execute and manage our business objectives could adversely affect our financial performance.
The highly competitive nature of our industry requires that we effectively execute and manage our business objectives including our global operating platform initiative. Our global operating platform initiative aims to reduce costs, expand margins, drive productivity and quality improvements, accelerate our rate of innovation, generate free cash flow and drive shareholder value. An inability to effectively control costs and drive productivity improvements could affect our profitability. In addition, an inability to provide high-quality, innovative products could adversely affect our ability to maintain or increase our sales, which could negatively affect our revenues and overall financial performance. Additionally, our success is dependent on anticipating and appropriately reacting to changes in customer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels, and on successful new product development, including in the connected appliance space, and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing environments.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands.
We consider our intellectual property rights, including patents, trademarks, copyrights and trade secrets, and the licenses we hold, to be a significant part and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Our failure to obtain protection for or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.

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

From time to time, we make strategic acquisitions or divestitures, investments and participate in joint ventures. For example, we acquired Indesit and a majority interest in Hefei Sanyo in 2014, and we sold our Embraco compressor business in 2019. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We may encounter difficulties in integrating acquisitions with our operations, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. Integrating acquisitions and carving out divestitures is often costly and may require significant attention from management. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities or costs associated with any quality issues with an acquisition target's legacy products. In addition, liabilities may be retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and such liabilities may be material.

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

For the year ended December 31, 2019, sales outside our North America region represent approximately 44% of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:

•	Political, legal, and economic instability and uncertainty

•	Foreign currency exchange rate fluctuations

•	Changes in foreign tax rules, regulations and other requirements, such as changes in tax rates and statutory and judicial interpretations of tax laws

•	Changes in diplomatic and trade relationships, including sanctions resulting from the current political situation in countries in which we do business

•	Inflation and/or deflation

•	Changes in foreign country regulatory requirements, including data privacy laws

•	Various import/export restrictions and disruptions and the availability of required import/export licenses

•	Imposition of tariffs and other trade barriers

•
Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations and anti-money laundering, such as the FCPA, and antitrust laws

•	Labor disputes and work stoppages at our operations and suppliers

•	Government price controls

•	Trade customer insolvency and the inability to collect accounts receivable

•	Limitations on the repatriation or movement of earnings and cash

As a U.S. corporation, we are subject to the FCPA, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on us.

Terrorist attacks, cyber events, armed conflicts, civil unrest, natural disasters, governmental actions and epidemics (including but not limited to the recent coronavirus outbreak originating in China) could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers.

We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results.

We depend on information technology to improve the effectiveness of our operations and to interface with our customers, consumers and employees, as well as to maintain financial accuracy and efficiency. In addition, we collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Our business processes and data sharing across functions, suppliers, and vendors is dependent on information technology integration. The failure of any systems, whether internal or third-party, during normal operation, system upgrades, implementations, or connections, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other financial and business disruptions, or the loss of or damage to intellectual property and the personally identifiable data of consumers and employees.

In addition, we have outsourced certain information technology support services and administrative functions, such as system application maintenance and certain benefit plan administration functions, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively, we may not achieve the expected cost savings and may incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property and personally identifiable information through system compromise, or harm employee morale.

Our information systems, or those of our third-party service providers, have been in the past and could be in the future impacted by inappropriate or mistaken activity of parties intent on extracting or corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets. Cyber attacks are becoming more sophisticated and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of connected appliances and the "Internet of Things" has increased these risks. These events could impact our customers, consumers, employees, third-parties and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our financial statements.

Product-related liability or product recall costs could adversely affect our business and financial performance.

We have been and may be exposed to product-related liabilities, which in some instances may result in product redesigns, product recalls, or other corrective action. In addition, any claim, product recall or other corrective action that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our financial statements. We maintain product liability insurance, but it may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. We may be involved in class action litigation for which we generally have not purchased insurance, and may be involved in certain other product recalls or other litigations or events for which insurance products may have limitations.

We regularly engage in investigations of potential quality and safety issues as part of our ongoing effort to deliver quality products to our customers. We are currently investigating certain potential quality and safety issues globally, and as appropriate, we undertake to effect repair or replacement of appliances in the event that an investigation leads to the conclusion that such action is warranted. Actual costs of these and any future issues depend upon several factors, including the number of consumers who respond to a particular recall, repair and administrative costs, whether the cost of any corrective action is borne by us or the supplier, and, if borne by us, whether we will be successful in recovering our costs from the supplier. The actual costs incurred as a result of these issues and any future issues could have a material adverse effect on our financial statements.

The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance.

We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including work stoppages, labor relations, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. Insurance for certain disruptions may not be available, affordable or adequate. Such disruption could interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our financial statements.

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

As of December 31, 2019, we had approximately 77,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions, and may attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.

FINANCIAL RISKS

Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our operating results.

The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations due to supply/demand trends, transportation costs, labor costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. For example, we experienced continued inflation in raw materials and certain manufactured components during 2019, which negatively impacted our operating results. In addition, we enter into commodity swap contracts to hedge the price risk associated with certain commodities purchases. Significant increases in materials costs and other costs now and in the future could have a material adverse effect on our financial statements.

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

Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results.

We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergies available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We may be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.

Impairment of long-lived assets may adversely affect our operating results.

Our long-lived asset groups are subject to an impairment assessment when certain triggering events or circumstances indicate that their carrying value may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows of the operations related to the asset group, an impairment is recorded for the difference between the carrying amount and the fair value of the asset group. The results of these tests for potential impairment may be adversely affected by unfavorable market conditions, our financial performance trends, or an increase in interest rates, among other factors. If as a result of the impairment test we determine that the fair value of any of our long-lived asset groups is less than its carrying amount, we may incur an impairment charge that could have a material adverse effect on our financial statements.

We face inventory valuation risk.

We write down product and component inventories that have become obsolete or do not meet anticipated demand or net realizable value. No assurance can be given that, given the unpredictable pace of product obsolescence and business conditions with trade customers and in general, we will not incur additional inventory related charges. Such charges could negatively affect our financial statements.

We are exposed to risks associated with the uncertain global economy.

The current domestic and international political and economic environment are posing challenges to the industry in which we operate. A number of economic factors, including gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, currency controls, inflation and deflation, generally affect demand for our products in the U.S. and other countries which we operate.

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

A decline in economic activity and conditions in certain areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect. Regional, political and economic instability in countries in which we do business may adversely affect business conditions, disrupt our operations, and have an adverse effect on our financial condition and results of operations. For example, the effect of the UK's exit from the European Union, or Brexit, remains unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of products, and adverse impacts to our suppliers and financing institutions.

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

If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, or if we are unable to continue to access the capital markets, our financial statements may be materially and adversely affected.

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

As of December 31, 2019, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $0.9 billion, including $0.5 billion of which was attributable to pension plans and $0.4 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.

Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.

Certain of our financial obligations and instruments are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that most, if not all, banks currently reporting information to set LIBOR will stop doing so at such time, which could either cause LIBOR publication to stop immediately or cause LIBOR's regulator to announce the discontinuation of its publication (and, during any such transition period, LIBOR may perform differently than in the past).

These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee ("ARRC") and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (or "SOFR") as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these changes cannot be fully predicted and could have an adverse impact on the market value for LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, and could adversely affect our financial statements. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transaction process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments, mismatches between rates in hedging documentation and in the documentation for the underlying obligation being hedged, increased borrowing costs, uncertainty under applicable documentation, and/or difficult and costly consent processes.

LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.

We are subject to a variety of litigation and legal compliance risks relating to, among other things: products; intellectual property rights; income and indirect taxes; environmental matters; corporate matters; commercial matters; credit matters; competition laws; distribution, marketing and trade practice matters; anti–bribery and anti–corruption regulations; energy regulations; data privacy regulations; financial regulations; and employment and benefit matters. For example, we are currently disputing certain income and indirect tax related assessments issued by the Brazilian authorities (see Note 8 and Note 15 to the Consolidated Financial Statements for additional information on these matters). Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.

We are subject to, and could be further subject to, governmental investigations or actions by other third parties.

We are subject to various federal, foreign and state laws, including antitrust and product-related laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements.

Changes in the legal and regulatory environment, including data privacy, potential climate regulations and changes in taxes and tariffs, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data access laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities.

In addition, we incur and will continue to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment, human health and safety, and water and energy efficiency. Climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other costly activities. There is also increased focus by governmental and non-governmental entities on sustainability matters. We have set rigorous science-based targets for greenhouse gas reductions and related sustainability goals, and any failure to achieve our sustainability goals or reduce our impact on the environment, any changes in the scientific or governmental metrics utilized to objectively measure success, or the perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.

Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply with various laws and regulations, including environmental regulations. Cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could also adversely affect us.

Additionally, as a global company based in the United States, we are exposed to the impact of U.S. tax changes, especially those that affect the effective corporate income tax rate. In addition, the current domestic and international political environment, including government shutdowns and changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. The U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. These regulatory changes could significantly impact our business and financial performance. For additional information about our consolidated tax provision, see Note 15 to the Consolidated Financial Statements, and for additional information about global trade and tariffs, please see "Other Matters" in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2019, our principal manufacturing operations were carried on at 36 locations in 13 countries worldwide. We occupied a total of approximately 82.4 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 44.3 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.

Russia: 1
United Kingdom: 1
Poland: 3
Slovakia: 1
Italy: 5
Turkey: 1
United States: 10
China: 2
Mexico: 4
India: 3
Columbia: 1
Brazil: 3
Argentina: 1

The Company's principal manufacturing sites by operating segment were as follows:

Operating Segment	North America	Europe, Middle East and Africa	Latin America	Asia
Manufacturing Locations	10	12	9	5

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 8 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol WHR. As of February 7, 2020, the number of holders of record of Whirlpool common stock was approximately 8,760.
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion. For the year ended December 31, 2019, we repurchased 1,043,121 shares at an aggregate purchase price of approximately $148 million under this program. At December 31, 2019, there were approximately $652 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2019:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2019 through October 31, 2019	35,000	$158.53	35,000	$694
November 1, 2019 through November 30, 2019	184,000	149.61	184,000	667
December 1, 2019 through December 31, 2019	105,700	145.38	105,700	$652
Total	324,700	$149.19	324,700

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2019	2018	2017	2016	2015
CONSOLIDATED OPERATIONS
Net sales	$20,419	$21,037	$21,253	$20,718	$20,891
Restructuring costs	188	247	275	173	201
Impairment of goodwill and other intangibles	—	747	—	—	—
(Gain) loss on sale and disposal of businesses	(437)	—	—	—	—
Depreciation and amortization	587	645	654	655	668
Operating profit	1,571	279	1,136	1,368	1,242
Earnings (loss) before income taxes	1,552	(21)	887	1,114	1,031
Net earnings (loss)	1,198	(159)	337	928	822
Net earnings (loss) available to Whirlpool	1,184	(183)	350	888	783
Capital expenditures	532	590	684	660	689
Dividends paid	305	306	312	294	269
Repurchase of common stock	148	1,153	750	525	250
CONSOLIDATED FINANCIAL POSITION
Current assets	$7,398	$7,898	$7,930	$7,339	$7,325
Current liabilities	8,369	9,678	8,505	7,662	7,744
Accounts receivable, inventories and accounts payable, net	89	256	856	918	746
Property, net	3,301	3,414	4,033	3,810	3,774
Total assets(1)	18,881	18,347	20,038	19,153	19,010
Long-term debt	4,140	4,046	4,392	3,876	3,470
Total debt(2)	4,993	6,027	5,218	4,470	3,998
Whirlpool stockholders' equity	3,195	2,291	4,198	4,773	4,743
PER SHARE DATA
Basic net earnings (loss) available to Whirlpool	$18.60	$(2.72)	$4.78	$11.67	$9.95
Diluted net earnings (loss) available to Whirlpool	18.45	(2.72)	4.70	11.50	9.83
Dividends	4.75	4.55	4.30	3.90	3.45
Book value(3)	49.77	34.08	56.42	61.82	59.54
Closing Stock Price—NYSE	147.53	106.87	168.64	181.77	146.87
KEY RATIOS
Operating profit margin	7.7%	1.3%	5.3%	6.6%	5.9%
Pre-tax margin(4)	7.6%	(0.1)%	4.2%	5.4%	4.9%
Net margin(5)	5.8%	(0.9)%	1.6%	4.3%	3.7%
Return on average Whirlpool stockholders' equity(6)	43.2%	(5.6)%	7.8%	18.7%	16.3%
Return on average total assets(7)	6.4%	(1.0)%	1.8%	4.7%	4.0%
Current assets to current liabilities	0.9	0.8	0.9	1.0	0.9
Total debt as a percent of invested capital(8)	54.8%	65.3%	50.4%	43.8%	41.2%
Price earnings ratio(9)	8.0	(39.3)	35.9	15.8	14.9
OTHER DATA
Common shares outstanding (in thousands):
Average number - on a diluted basis	64,199	67,225	74,400	77,211	79,667
Year-end common shares outstanding	62,894	63,528	70,646	74,465	77,221
Year-end number of stockholders	8,804	9,248	9,960	10,528	10,663
Year-end number of employees	77,000	92,000	92,000	93,000	97,000
Five-year annualized total return to stockholders(10)	(2.7)%	(5.1)%	13.0%	33.6%	13.0%

(1)	Total assets for 2019 includes the impact related to ASC 842 for leases adopted as of January 1, 2019. See Note 3 to the Consolidated Financial Statements for additional information.

(2)	Total debt includes notes payable and current and long-term debt.

(3)	Total Whirlpool stockholders' equity divided by average number of shares on a diluted basis.

(4)
Earnings (loss) before income taxes, as a percent of net sales. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.

(5)
Net earnings (loss) available to Whirlpool, as a percent of net sales. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.

(6)
Net earnings (loss) available to Whirlpool, divided by average Whirlpool stockholders' equity. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.

(7)
Net earnings (loss) available to Whirlpool, divided by average total assets. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.

(8)	Total debt divided by total debt and total stockholders' equity.

(9)	Closing stock price divided by diluted net earnings (loss) available to Whirlpool.

(10)	Stock appreciation plus reinvested dividends, divided by share price at the beginning of the period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management Discussion and Analysis should be read in connection with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data included in this Form 10-K. Certain references to particular information in the Notes to the Consolidated Financial Statements are made to assist readers.
OVERVIEW

Whirlpool had full-year GAAP net earnings available to Whirlpool of $1.2 billion (net earnings margin of 5.8%), or $18.45 per share, compared to GAAP net loss available to Whirlpool of $183 million (net earnings margin of (0.9)%), or $(2.72) per share in the same prior-year period. On a GAAP basis, net earnings were favorably impacted by the gain on the sale of our Embraco compressor business of approximately $511 million, partially offset by product warranty and liability expense of approximately $131 million and losses associated with strategic actions executed in EMEA of approximately $74 million. In the same prior-year period, non-recurring items negatively impacted net earnings available to Whirlpool by approximately $850 million. Solid cash provided by operating activities of $1.2 billion was driven by higher earnings and working capital improvement.

Whirlpool delivered ongoing (non-GAAP) earnings per share of $16.00 and full-year ongoing EBIT margin of 6.9%, compared to 6.3% in the same prior-year period. These results were driven by positive price/mix and strong cost discipline, which were partially offset by cost inflation, increased brand investments and currency. In addition, we delivered strong free cash flow (non-GAAP) of $912 million, primarily driven by working capital improvement and lower capital expenditures. Lastly, we strengthened our balance sheet and made strong progress toward our long-term Gross Debt to EBITDA target of approximately 2.0.

We are very pleased with the successful execution of our strong price-mix actions driven by new product introductions and cost-based price increases and targeted cost takeout. In addition, the strong actions to restore profitability in EMEA resulted in approximately $75 million of EBIT improvement compared to the prior-year.

We are committed to generating margin expansion and strong cash flow and are confident that our actions will drive positive results in 2020 as outlined in our long-term value creation strategy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2019	Better/(Worse)	2018	Better/(Worse)	2017
Units (in thousands)	67,405	(1.5)%	68,440	(4.6)%	71,704
Net sales	$20,419	(2.9)	$21,037	(1.0)	$21,253
Gross margin	3,533	(0.1)	3,537	(1.8)	3,602
Selling, general and administrative	2,142	2.1	2,189	(3.6)	2,112
Restructuring costs	188	23.9	247	10.0	275
Impairment of goodwill and other intangibles	—	nm	747	nm	—
(Gain) loss on sale and disposal of businesses	(437)	nm	—	nm	—
Interest and sundry (income) expense	(168)	nm	108	(24.3)	87
Interest expense	187	2.6	192	(18.2)	162
Income tax expense	354	nm	138	74.7	550
Net earnings (loss) available to Whirlpool	1,184	nm	(183)	nm	350
Diluted net earnings (loss) available to Whirlpool per share	$18.45	nm	$(2.72)	nm	$4.70
nm: not meaningful
Consolidated net sales for 2019 decreased 2.9% compared to 2018, primarily driven by the divestiture of the Embraco compressor business, unfavorable foreign currency and unit volume declines, partially offset by the favorable impact of product price/mix. Organic net sales, or net sales excluding the impact of foreign currency and Embraco, for 2019 increased 1.6% compared to 2018. Consolidated net sales for 2018 decreased 1.0% compared to 2017, primarily driven by unit volume declines and unfavorable foreign currency, partially offset by favorable impacts from product price/mix. Excluding the impact of foreign currency, consolidated net sales for 2018 decreased 0.1% compared to 2017.
For additional information regarding non-GAAP financial measures including organic net sales and net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The chart below summarizes the balance of net sales by operating segment for 2019, 2018 and 2017, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

The consolidated gross margin percentage for 2019 increased to 17.3% compared to 16.8% in 2018, primarily driven by the favorable impact of product price/mix, cost reduction initiatives in the EMEA region and a gain on sale-leaseback, partially offset by lower unit volumes, cost inflation (raw material, tariff and freight costs) in the North America region, unfavorable foreign currency and product warranty expense related to EMEA-produced washers. The consolidated gross margin percentage for 2018 decreased to 16.8% compared to 16.9% in 2017, primarily driven by unfavorable impacts from raw material inflation across all regions and cost inflation (raw material, tariff and freight costs) in the North America region, lower unit volumes in the EMEA region, partially offset by the favorable impact of product price/mix and restructuring benefits.
Our operating segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our reportable segments. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. See Note 16 to the Consolidated Financial Statements for additional information.
The following is a discussion of results for each of our operating segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

North America

Following are the results for the North America region:

2019 compared to 2018
Units sold for 2019 decreased 4.7% compared to 2018.
2018 compared to 2017
Units sold for 2018 decreased 1.6% compared to 2017.

2019 compared to 2018
Net sales for 2019 increased 0.9% compared to 2018 primarily due to the favorable impact of product price/mix, partially offset by unit volume declines. Excluding the impact of foreign currency, net sales increased 1.1% in 2019.
2018 compared to 2017
Net sales for 2018 increased 2.8% compared to 2017 primarily due to the favorable impact of product price/mix, partially offset by unit volume declines. Excluding the impact of foreign currency, net sales increased 2.8% in 2018.

2019 compared to 2018
EBIT margin for 2019 was 12.7% compared to 11.8% for 2018. EBIT increased primarily due to the favorable impact of product price/mix which was partially offset by cost inflation (raw material, tariffs and freight costs).
2018 compared to 2017
EBIT margin for 2018 was 11.8% compared to 11.6% for 2017. EBIT increased primarily due to the favorable impact of product price/mix, partially offset by cost inflation (raw material, tariffs and freight costs).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

EMEA
Following are the results for the EMEA region:

2019 compared to 2018
Units sold for 2019 decreased 0.2% compared to 2018.
2018 compared to 2017
Units sold for 2018 decreased 12.8% compared to 2017.

2019 compared to 2018
Net sales for 2019 decreased 5.3% compared to 2018 primarily due to unfavorable impacts of foreign currency and product/price mix. Excluding the impact of foreign currency, net sales decreased 1.1% in 2019.
2018 compared to 2017
Net sales for 2018 decreased 7.1% compared to 2017, primarily due to unit volume declines, partially offset by the favorable impacts of product price/mix and foreign currency. Excluding the impact of foreign currency, net sales decreased 8.5% in 2018.

2019 compared to 2018

EBIT margin for 2019 was (0.7%) compared to (2.3%) for 2018. EBIT increased primarily due to the favorable impact of cost reduction initiatives.

2018 compared to 2017
EBIT margin for 2018 was (2.3%) compared to (0.4%) for 2017. EBIT decreased primarily due to the unfavorable productivity from unit volume declines and raw material inflation, partially offset by the favorable impact of product price/mix and foreign currency.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Latin America

Following are the results for the Latin America Region:

2019 compared to 2018
Units sold for 2019 increased 2.1% compared to 2018.
2018 compared to 2017
Units sold for 2018 increased 1.7% compared to 2017.

2019 compared to 2018
Net sales for 2019 decreased 12.2% compared to 2018 primarily due to the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, partially offset by unit volume growth. Excluding the impact of foreign currency and Embraco, net sales increased 9.3% in 2019.
2018 compared to 2017
Net sales for 2018 decreased 8.3% compared to 2017 primarily due to the unfavorable impacts of foreign currency and product price/mix, partially offset by unit volume growth. Excluding the impact of foreign currency, net sales decreased 2.4% in 2018.

2019 compared to 2018
EBIT margin for 2019 was 5.4% compared to 5.8% for 2018. EBIT decreased primarily due to the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, partially offset by favorable product price/mix.
2018 compared to 2017
EBIT margin for 2018 was 5.8% compared to 6.3% for 2017. EBIT decreased primarily due to raw material inflation and foreign currency impacts, partially offset by the favorable impact of product price/mix. The prior period was positively impacted by the sale and monetization of certain tax credits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Asia
Following are the results of the Asia region:

2019 compared to 2018
Units sold for 2019 increased 0.5% compared to 2018.
2018 compared to 2017
Units sold for 2018 decreased 0.7% compared to 2017.

2019 compared to 2018
Net sales for 2019 decreased 4.5% compared to 2018 primarily due to the unfavorable impacts of foreign currency and product price/mix, partially offset by unit volume growth. Excluding the impact of foreign currency, net sales decreased 1.5% in 2019.
2018 compared to 2017
Net sales for 2018 increased 3.2% compared to 2017 primarily due to the favorable impacts of product price/mix, partially offset by the unfavorable impacts of foreign currency and unit volume declines. Excluding the impact of foreign currency, net sales increased 4.5% in 2018.

2019 compared to 2018
EBIT margin for 2019 was 2.2% compared to 5.2% for 2018. EBIT decreased primarily due to the unfavorable impacts of product price/mix and brand investments in China, partially offset by the favorable impacts of unit volume growth and cost productivity in India.
2018 compared to 2017
EBIT margin for 2018 was 5.2% compared to 3.5% for 2017. EBIT increased primarily due to the favorable impacts of product price/mix and cost productivity, partially offset by raw material inflation and foreign currency impacts. The gross margin in 2017 also includes an adjustment related to trade promotion accruals in prior periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by operating segment:

	December 31,
Millions of dollars	2019	As a % of Net Sales	2018	As a % of Net Sales	2017	As a % of Net Sales
North America	$826	7.2%	$787	6.9%	$751	6.8%
EMEA	497	11.6	564	12.4	557	11.4
Latin America	306	9.6	369	10.2	356	9.0
Asia	253	16.7	244	15.4	258	16.8
Corporate/other	260	—	225	—	190	—
Consolidated	$2,142	10.5%	$2,189	10.4%	$2,112	9.9%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2019 is comparable to 2018. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2018 increased compared to 2017 due to expenses related to the bad debt expense from a Brazilian retailer, expenses related to the sale of the Embraco compressor business and the negative impact of unit volume declines.
Restructuring
We incurred restructuring charges of $188 million, $247 million and $275 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the full year 2020, we expect to incur up to $100 million of restructuring charges, driven by previously announced fixed cost reduction actions in the EMEA region.
See Note 14 to the Consolidated Financial Statements for additional information.
Impairment of Goodwill and Other Intangibles

We recorded an impairment charge of $747 million related to goodwill ($579 million) and other intangibles ($168 million) for the year ended December 31, 2018 related to the EMEA reporting unit.

See Note 6 and Note 11 to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of this Management's Discussion and Analysis for additional information.
(Gain) Loss on Sale and Disposal of Businesses
We recorded a pre-tax gain of $511 million on the sale of the Embraco compressor business for the year ended December 31, 2019.
We recorded a loss of $74 million for the year ended December 31, 2019 related to charges on the sale of the South Africa business ($63 million) and costs associated with the exit of the Turkey domestic sales operations ($11 million).
See Note 17 to the Consolidated Financial Statements for additional information.
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $(168) million, $108 million and $87 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Interest and sundry income in 2019 primarily includes the effect of Brazil indirect tax credits recorded of $180 million, which reflects $196 million of indirect tax credits, net of related fees, partially offset by a trade customer insolvency claim settlement of €52.75 million (approximately $59 million as of December 31, 2019) and foreign currency.
Interest and sundry expense increased $21 million in 2018 compared to 2017, primarily due to the French Competition Authority (FCA) settlement agreement, partially offset by Latin America tax credits and a favorable impact from foreign currency.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

See Note 8 to the Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $187 million, $192 million and $162 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense in 2019 was comparable to 2018. During 2018, interest expense increased by $30 million compared to 2017. This was primarily due to higher average debt and notes payable balances and higher average interest rates.
Income Taxes
Income tax expense was $354 million, $138 million and $550 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in tax expense in 2019 compared to 2018 is primarily due to higher earnings before tax, reduced foreign tax credits and the sale of Embraco, partially offset by net reductions in valuation allowances, and impacts from a statutory legal entity merger. As part of ongoing efforts to reduce costs and simplify the Company's legal entity structure, the Company has completed a statutory legal entity merger within our EMEA business. The completion of the merger created a tax-deductible loss which was recognized in the fourth quarter of 2019, and resulted in a $147 million tax benefit.
The decrease in tax expense in 2018 compared to 2017 is primarily due to lower level of earnings, the reduction in statutory U.S. tax rate from 35% to 21%, impact of non-deductible goodwill impairments and government payment accruals, valuation allowances and tax planning actions.
See Note 15 to the Consolidated Financial Statements for additional information.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2020 full-year tax rate between 20% and 25%. We currently estimate earnings per diluted share and industry demand for 2020 to be within the following ranges:

	2020
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2020	$14.80	—	$15.80
Including:
Restructuring Expense	$(1.56)
Income Tax Impact	$0.36

Industry demand
North America	(1)%	—	1%
EMEA	1%	—	2%
Latin America	3%	—	4%
Asia	(1)%	—	1%

For the full-year 2020, we expect to generate cash from operating activities of $1.3 billion to $1.4 billion and free cash flow of approximately $800 million to $900 million, including restructuring cash outlays of up to $200 million and, with respect to free cash flow, capital expenditures of approximately $550 million.
The table below reconciles projected 2020 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. For 2020 we define free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

	2020
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,350	—	$1,450
Capital expenditures and proceeds from sale of assets/businesses	(550)
Free cash flow	$800	—	$900
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
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	EBIT margin

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding currency

•	Ongoing net sales

•	Organic net sales

•	Free cash flow
Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales for 2019 and 2018 and ongoing net sales for 2017. Ongoing net sales for 2017 excludes $32 million primarily related to an adjustment for trade promotion accruals in prior periods. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Organic net sales is calculated by excluding divestitures and foreign currency. Management believes that organic net sales and sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward-looking long-term value creation and other goals, such as organic net sales, EBIT, and gross debt/EBITDA, as such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings (loss) available to Whirlpool, net sales, net earnings as a percentage of net sales and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Total Whirlpool Organic Net Sales Reconciliation: in millions	Twelve Months Ended December 31,
	2019	2018	Change
Net sales	$20,419	$21,037	(2.9)%
Less: Embraco net sales	(635)	(1,135)
Add-Back: currency	430	—
Organic net sales	$20,214	$19,902	1.6%

Latin America Organic Net Sales Reconciliation: in millions	Twelve Months Ended December 31,
	2019	2018	Change
Net sales	$3,177	$3,618	(12.2)%
Less: Embraco net sales	(635)	(1,135)
Add-Back: currency	171	—
Organic net sales	$2,713	$2,483	9.3%

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2019	2018	2017
Net earnings (loss) available to Whirlpool (1)	$1,184	$(183)	$350
Net earnings (loss) available to noncontrolling interests	14	24	(13)
Income tax expense	354	138	550
Interest expense	187	192	162
Earnings before interest & taxes	$1,739	$171	$1,049
Restructuring expense	188	247	275
Brazil indirect tax credit	(180)	—	—
Product warranty and liability expense	131	—	—
(Gain) loss on sale and disposal of businesses	(437)	—	—
Sale leaseback, real estate and receivable adjustments	(86)	—	—
Trade customer insolvency claim settlement	59	—	—
Impairment of goodwill and intangibles	—	747	—
France antitrust settlement	—	103	—
Trade customer insolvency	—	30	—
Divestiture related transition costs	—	21	—
Out-of-period adjustment	—	—	40
Ongoing EBIT	$1,414	$1,319	$1,364
(1) Net earnings margin is approximately 5.8%, (0.9)% and 1.6% for the twelve months ended December 31, 2019, 2018 and 2017, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the twelve months ended December 31, 2019, 2018 and 2017 of $20.4 billion, $21.0 billion and $21.3 billion, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2019	2018	2017
Cash provided by operating activities	$1,230	$1,229	$1,264
Capital expenditures	(532)	(590)	(684)
Proceeds from sale of assets and businesses (3)	1,174	160	61
Change in restricted cash (2)	40	54	66
Repayment of term loan (3)	(1,000)	—	—
Free cash flow	$912	$853	$707

Cash provided by (used in) investing activities	$636	$(399)	$(721)
Cash provided by (used in) financing activities	$(1,424)	$(518)	$(553)
(2) See Note 4 to the Consolidated Financial Statements for additional information
(3) Proceeds from the sale of assets and business for the twelve months ended December 31, 2019 include $1,011 million of net cash proceeds received to date for the sale of the Embraco compressor business; $1,000 million of these proceeds were used to repay an outstanding term loan in August 2019.
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
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, and returns to shareholders. We also have $559 million of term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
The Company had cash and cash equivalents of approximately $2.0 billion at December 31, 2019, of which the significant majority was held by subsidiaries in foreign countries. Our cash and cash equivalents are temporarily elevated as of December 31, 2019 from commercial paper outstanding of $274 million that was subsequently repaid after year-end. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2019, we had cash or cash equivalents greater than 1% of our consolidated assets in China, Brazil, the United States and India, which represented 2.5%, 2.0%, 1.6% and 1.1%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States. We continue to monitor general financial instability and uncertainty globally.
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At December 31, 2019, we had $294 million of notes payable outstanding which primarily included $274 million of commercial paper. See Note 7 to the Consolidated Financial Statements for additional information.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks and customers regularly, and take certain action to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

In June 2018, Whirlpool of India Limited (Whirlpool India), a majority-owned subsidiary of Whirlpool Corporation, acquired a 49% equity interest in Elica PB India for $22 million. Whirlpool India has an option to acquire the remaining equity interest in the future for fair value, and the non-Whirlpool India shareholders of Elica PB India received an option to sell their remaining equity interest to Whirlpool India in the future for fair value, which could be material to the financial statements depending on the performance of the venture. We account for our minority interest under the equity method of accounting.

We continue to review customer conditions globally. At December 31, 2019, we had 272 million Brazilian reais (approximately $68 million at December 31, 2019) in short and long-term receivables due to us from Maquina de Vendas S.A., a trade customer in Brazil. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. At December 31, 2019, we have 129 million Brazilian reais (approximately $32 million at December 31, 2019) of insurance against this credit risk through policies purchased from high-quality underwriters.

In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such declines through increased sales throughout our broad distribution network.
For additional information on transfers and servicing of financial assets, accounts payable outsourcing and guarantees, see Note 1 and Note 8 to the Consolidated Financial Statements.
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
For additional information on the Embraco sale transaction, see Note 17 to the Consolidated Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 12 to the Consolidated Financial Statements.
Sources and Uses of Cash
We met our cash needs during 2019 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash, cash equivalents and restricted cash at December 31, 2019 increased $414 million compared to the same period in 2018. Our cash and cash equivalents are temporarily elevated at December 31, 2019 from commercial paper outstanding of $274 million that was subsequently repaid after year-end.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2019 are discussed below:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Cash Flow Summary

Millions of dollars	2019	2018	2017
Cash provided by (used in):
Operating activities	$1,230	$1,229	$1,264
Investing activities	636	(399)	(721)
Financing activities	(1,424)	(518)	(553)
Effect of exchange rate changes	(28)	(67)	63
Net increase in cash, cash equivalents and restricted cash	$414	$245	$53
Cash Flows from Operating Activities
Cash provided by operating activities in 2019 was comparable to 2018. The impact of working capital primarily includes inventory reduction efforts, credit management activities and the divestiture of the Embraco compressor business. Net earnings includes the non-cash impacts from the gain on sale and disposal of businesses.
The decrease in cash provided by operating activities during 2018 primarily reflects $350 million of discretionary pension funding, partially offset by the working capital impact from inventory reduction efforts, lower volumes and credit management activities. Net loss includes the non-cash impacts from impairment of goodwill and other intangibles.
Cash provided by operating activities in 2017 reflects effective credit management and working capital, despite lower cash earnings.
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
Cash Flows from Investing Activities
The increase in cash used in investing activities during 2019 primarily reflects proceeds from the sale of the Embraco compressor business (approximately $1 billion) along with proceeds from a real estate sale-leaseback transaction (approximately $140 million) and a decrease in capital expenditures (approximately $60 million)
The decrease in cash used in investing activities during 2018 primarily reflects proceeds from a real estate sale-leaseback transaction (approximately $130 million), a decrease in capital expenditures (approximately $95 million), and the proceeds related to held-to-maturity securities (approximately $60 million).
The increase in cash used in investing activities in 2017 primarily reflects the net impact of purchases (approximately $170 million) and proceeds (approximately $110 million) related to held-to-maturity securities and an increase in capital expenditures (approximately $25 million).
In June 2016, Whirlpool China Co., Ltd. ("Whirlpool China"), our majority-owned indirect subsidiary, entered into an agreement to return land use rights for land now occupied by two Whirlpool China plants in Hefei, China to a division of the Hefei municipal government.  The aggregate price for the return of land use rights was approximately RMB 687 million (approximately $103 million as of June 27, 2016). Whirlpool China received RMB 127 million (approximately $20 million) in 2018 and RMB 280 million (approximately $42 million) in 2017. The related cash flow impact from these transactions is included in investing activities in each respective year.
Cash Flows from Financing Activities
The increase in cash used in financing activities during 2019 primarily reflects higher repayments of long-term debt (increase of approximately $550 million), net effect of changes in short-term debt (increase of approximately $1.4 billion), partially offset by lower share repurchase activity (decrease of approximately $1 billion). Short-term debt reflects the activity on the $1 billion term loan that was borrowed in 2018 and repaid in 2019, offset by changes in commercial paper for funding normal working capital requirements.

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
The increase in cash used in financing activities during 2017 primarily reflects higher share repurchase activity (increase of approximately $225 million).
Dividends paid in financing activities approximated $300 million during 2019, 2018 and 2017.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.8 billion at December 31, 2019.  The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at December 31, 2019 and 2018, respectively.
See Note 7 to the Consolidated Financial Statements for additional information.
Dividends
In April 2019, our Board of Directors approved a 4.3% increase in our quarterly dividend on our common stock to $1.20 per share from $1.15 per share.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2020	2021 & 2022	2023 & 2024	Thereafter
Long-term debt obligations(1)	$6,172	$706	$856	$753	$3,857
Operating lease obligations(2)	1,154	203	324	252	375
Purchase obligations(3)	672	205	290	120	57
United States and foreign pension plans(4)	18	18	—	—	—
Other postretirement benefits(5)	271	33	65	58	115
Legal settlements(6)	65	65	—	—	—
Total(7)	$8,352	$1,230	$1,535	$1,183	$4,404

(1)	Principal and interest payments related to long-term debt are included in the table above. See Note 7 to the Consolidated Financial Statements for additional information.

(2)	Operating lease obligations includes the impact of sale leaseback transactions. See Note 1 to the Consolidated Financial Statements for additional information.

(3)	Purchase obligations include our "take-or-pay" contracts with materials vendors and minimum payment obligations to other suppliers.

(4)
Represents the minimum contributions required for foreign and domestic pension plans based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2019. See Note 9 to the Consolidated Financial Statements for additional information.

(5)	Represents our portion of expected benefit payments under our retiree healthcare plans.

(6)
Legal settlements includes €52.75 million (approximately $59 million as of December 31, 2019) related to a trade customer insolvency claim settlement. See Note 8 to the Consolidated Financial Statements for additional information.

(7)
This table does not include credit facility, short-term borrowings to banks and commercial paper borrowings. See Note 7 to the Consolidated Financial Statements for additional information. This table does not include future anticipated income tax settlements. See Note 15 to the Consolidated Financial Statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2019 and 2018, we had approximately $333 million and $355 million outstanding under these agreements, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

For additional information about our off-balance sheet arrangements, see Note 1 and Note 8 to the Consolidated Financial Statements.
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
Our pension and other postretirement benefit obligations at December 31, 2019 and preliminary retirement benefit costs for 2020 were prepared using the assumptions that were determined as of December 31, 2019. The following table summarizes the sensitivity of our December 31, 2019 retirement obligations and 2020 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2020 Expense	PBO/APBO(1) for 2019
United States Pension Plans
Discount rate	+/-50bps	$ 1/(1)	$ (161)/177
Expected long-term rate of return on plan assets	+/-50bps	(13)/13	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	1/(1)	(13)/14
Health care cost trend rate	+/-100bps	–	–

(1)	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans.
These sensitivities may not be appropriate to use for other years' financial results. Furthermore, the impact of assumption changes outside of the ranges shown above may not be approximated by using the above results. For additional information about our pension and other postretirement benefit obligations, see Note 9 to the Consolidated Financial Statements.

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
At December 31, 2019 and 2018, we had total deferred tax assets of $3.3 billion and $2.9 billion, respectively, net of valuation allowances of $192 million and $348 million, respectively. During 2019, the Company used proceeds from a bond offering to recapitalize various entities in EMEA which resulted in a reduction in the valuation allowance. In addition, the Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by U.S. energy tax credits, foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. For additional information about income taxes, see Note 1, Note 8 and Note 15 to the Consolidated Financial Statements.
Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For additional information about warranty obligations, see Note 8 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangibles

Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2019 and 2018, we had goodwill of approximately $2.4 billion and $2.5 billion, respectively. We have trademark assets with a carrying value of approximately $1.9 billion at December 31, 2019 and 2018, respectively.

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets as of October 1st or more frequently if events or changes in circumstances indicate that the asset might be impaired. We consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-lived intangible, including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount of the reporting unit or indefinite-lived intangible; actual and projected revenue and EBIT margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value.

For our annual impairment assessment as of October 1, 2019, the Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill and certain brand trademarks. The Company elected to perform a qualitative assessment on the other indefinite-lived intangible assets noting no events that indicated that the fair value was less than carrying value that would require a quantitative impairment assessment.
Goodwill Valuations

In performing a quantitative assessment, we estimate each reporting unit's fair value primarily by using the income approach. The income approach uses each reporting unit's projection of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the five-year projected period including forecasted revenue growth, EBIT margin, tax rate, capital expenditures, depreciation and amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. For one of our reporting units we use a blended approach that includes a market capitalization methodology given publicly available information and a discounted cash flow approach. The estimated fair value of each reporting unit is compared to their respective carrying values.

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

Based on the results of our annual quantitative assessment performed as of October 1, 2019, the fair values of our NAR, Asia and LAR reporting units exceeded their respective carrying values by 139%, 253% and 27%, respectively.

Based on the quantitative assessment performed for the EMEA reporting unit, the fair value of the reporting unit exceeded its carrying value by 7%. The EMEA reporting unit has goodwill of approximately $300 million at December 31, 2019.

In evaluating the EMEA reporting unit, significant weight was provided to the forecasted EBIT margins and the discount rate used in the discounted cash flow model, as we determined that these items have the most significant impact on the fair value of this reporting unit.

•
Forecasted EBIT margins are expected to recover as we stabilize volumes, improve our price/mix and recover market share and benefit from the recently announced strategic actions to rightsize and refocus the business. The 5-year average forecasted EBIT margin in the discounted cash flow model was approximately 4%.

•	We used a discount rate of 11.25% based on market participant assumptions.

We performed a sensitivity analysis on our estimated fair value noting that a 100 basis point increase in the discount rate or a 5% reduction in the projected EBIT margins in the forecasted periods would result in an impairment charge of $180 million and $49 million, respectively.

If actual results are not consistent with management's estimates and assumptions, a material impairment charge of goodwill could occur, which could have a material adverse effect on our consolidated financial statements.
Indefinite-Lived Intangible Valuations

In performing a quantitative assessment of indefinite-lived intangible assets other than goodwill, primarily trademarks, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

not own the trademark; and a market participant discount rate based on a weighted-average cost of capital. If the estimated fair value of the indefinite-lived intangible asset is less than its carrying value, we would recognize an impairment loss.

The fair value of the Indesit and Hotpoint* trademarks exceeded their carrying value of €190 million (approximately $213 million at December 31, 2019) and €135 million (approximately $151 million at December 31, 2019) by 16% and 7%, respectively. We expect revenue trends for both these brands to improve as we stabilize volumes, recover market share and benefit from our new product investments in the EMEA region.

The fair value of the Maytag trademark exceeded its carrying value of $1,021 million by approximately 6%. We expect revenue trends for this brand to continue to improve as we execute our brand leadership strategy and benefit from our new product investments.

The fair values of all other trademarks exceeded their carrying values by more than 10%.

In performing the quantitative assessment on these assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

Revenue growth rates relate to projected revenues from our financial planning and analysis process and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge. We performed a sensitivity analysis on our estimated fair values noting a 10% reduction of forecasted revenues in the Hotpoint* and Maytag trademarks would result in an impairment charge of approximately $3 million and $39 million, respectively, and a 15% reduction of forecasted revenues in the Indesit trademark would result in an impairment charge of approximately $5 million.

In determining royalty rates for the valuation of our trademarks, we considered factors that affect the assumed royalty rates that would hypothetically be paid by a market participant for the use of trademarks. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given product category. Based on this analysis, we determined a royalty rate of 3%, 3.5% and 4% for our Indesit, Hotpoint* and Maytag trademarks, respectively. We performed a sensitivity analysis on our estimated fair values for Indesit, Hotpoint* and Maytag noting a 50 basis point reduction of the royalty rates from each brand would result in an impairment charge of approximately $9 million, $27 million and $66 million, respectively.

In developing discount rates for the valuation of our trademarks, we used a market participant discount rate based on a weighted-average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined the discount rates to be 14.5%, 15% and 9.75% for Indesit, Hotpoint* and Maytag, respectively. We performed a sensitivity analysis on our estimated fair values for Maytag noting a 100 basis point increase in the discount rate would result in an impairment charge of approximately $57 million, and a 250 basis point increase in the discount rate for Hotpoint* and Indesit would result in an impairment charge of approximately $13 million and $7 million, respectively.

If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks could occur, which could have a material adverse effect on our consolidated financial statements.

For additional information about goodwill and indefinite-life intangible valuations, see Note 6 and Note 11 to the Consolidated Financial Statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS
Additional information regarding recently issued accounting pronouncements, see Note 1 to the Consolidated Financial Statements.
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 8 to the Consolidated Financial Statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool has been named as a defendant in a product liability suit related to this matter, which suit is currently pending in Pennsylvania federal court. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2018 or 2019. Additional claims may be filed related to this incident.
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

Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished washers and certain covered parts for three years. During the third year of the remedy, beginning February 7, 2020, the remedy imposes a 16% tariff on the first 1.2 million large residential washing machines imported into the United States ("under tariff") and a 40% tariff on such imports in excess of 1.2 million, and also imposes a 40% tariff on washer tub, drum, and cabinet imports in excess of 90,000 units. In January 2020, the President modified the safeguard order to allocate the 1.2 million under tariff by quarter during the third year of remedy (300,000 washing machines per quarter). The President maintains discretion to modify the remedy. We cannot speculate on the modification's impact, which will depend on Samsung and LG's U.S. production capabilities and import plans.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs was a component of increased raw material costs during the year ended December 31, 2019. We expect these and other tariffs to impact material and freight costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Brexit
In 2016, the UK held a referendum, the outcome of which was an expressed public desire to exit the European Union (“Brexit”), which has resulted in greater uncertainty related to the free movement of goods, services, people and capital between the UK and the EU. On January 31, 2020, the UK officially exited the European Union and entered into a transition period to negotiate the final terms of Brexit. Many potential future impacts of Brexit remain unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of products, and adverse impacts to our suppliers and financing institutions. In order to mitigate the risks associated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

with Brexit, we are preparing for potential adverse impacts by collaborating across Company functions and working with external partners to develop and revise the necessary contingency plans.
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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business plans, productivity improvements, and cost control objectives, and to leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool's ability to obtain and protect intellectual property rights; (6) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (7) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (8) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (9) product liability and product recall costs; (10) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (11) our ability to attract, develop and retain executives and other qualified employees; (12) the impact of labor relations; (13) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (14) Whirlpool's ability to manage foreign currency fluctuations; (15) impacts from goodwill impairment and related charges; (16) triggering events or circumstances impacting the carrying value of our long-lived assets; (17) inventory and other asset risk; (18) the uncertain global economy and changes in economic conditions which affect demand for our products; (19) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (20) changes in LIBOR, or replacement of LIBOR with an alternative reference rate; (21) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (22) the effects and costs of governmental investigations or related actions by third parties; and (23) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs.
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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. We also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2019, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $436 million or loss of approximately $449 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from probable long-term debt issuances or cross-currency debt. At December 31, 2019, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $47 million or unrealized loss of approximately $64 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2019, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $17 million, respectively, related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2019	2018	2017
Net sales	$20,419	$21,037	$21,253
Expenses
Cost of products sold	16,886	17,500	17,651
Gross margin	3,533	3,537	3,602
Selling, general and administrative	2,142	2,189	2,112
Intangible amortization	69	75	79
Restructuring costs	188	247	275
Impairment of goodwill and other intangibles	—	747	—
(Gain) loss on sale and disposal of businesses	(437)	—	—
Operating profit	1,571	279	1,136
Other (income) expense
Interest and sundry (income) expense	(168)	108	87
Interest expense	187	192	162
Earnings (loss) before income taxes	1,552	(21)	887
Income tax expense	354	138	550
Net earnings (loss)	1,198	(159)	337
Less: Net earnings (loss) available to noncontrolling interests	14	24	(13)
Net earnings (loss) available to Whirlpool	$1,184	$(183)	$350
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$18.60	$(2.72)	$4.78
Diluted net earnings (loss) available to Whirlpool	$18.45	$(2.72)	$4.70
Weighted-average shares outstanding (in millions)
Basic	63.7	67.2	73.3
Diluted	64.2	67.2	74.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2019	2018	2017
Net earnings (loss)	$1,198	$(159)	$337

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	54	(272)	32
Derivative instruments:
Net gain (loss) arising during period	71	77	(84)
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	88	107	(80)
Derivative instruments, net	(17)	(30)	(4)
Marketable securities:
Net gain (loss) arising during period	—	—	6
Marketable securities, net	—	—	6
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	9	(5)	(16)
Net gain (loss) arising during period	(6)	(102)	(51)
Less: amortization of prior service credit (cost) and actuarial (loss)	(49)	(59)	(52)
Defined benefit pension and postretirement plans, net	52	(48)	(15)
Other comprehensive income (loss), before tax	89	(350)	19
Income tax benefit (expense) related to items of other comprehensive income (loss)	(12)	5	50
Other comprehensive income (loss), net of tax	$77	$(345)	$69

Comprehensive income (loss)	$1,275	$(504)	$406
Less: comprehensive income (loss), available to noncontrolling interests	14	26	(13)
Comprehensive income (loss) available to Whirlpool	$1,261	$(530)	$419

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,952	$1,498
Accounts receivable, net of allowance of $132 and $136, respectively	2,198	2,210
Inventories	2,438	2,533
Prepaid and other current assets	810	839
Assets held for sale	—	818
Total current assets	7,398	7,898
Property, net of accumulated depreciation of $6,444 and $6,190, respectively	3,301	3,414
Right of use assets	921	—
Goodwill	2,440	2,451
Other intangibles, net of accumulated amortization of $593 and $527, respectively	2,225	2,296
Deferred income taxes	2,238	1,989
Other noncurrent assets	358	299
Total assets	$18,881	$18,347
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,547	$4,487
Accrued expenses	652	690
Accrued advertising and promotions	949	827
Employee compensation	450	393
Notes payable	294	1,034
Current maturities of long-term debt	559	947
Other current liabilities	918	811
Liabilities held for sale	—	489
Total current liabilities	8,369	9,678
Noncurrent liabilities
Long-term debt	4,140	4,046
Pension benefits	542	637
Postretirement benefits	322	318
Lease liabilities	778	—
Other noncurrent liabilities	612	463
Total noncurrent liabilities	6,394	5,464
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 63 million and 64 million shares outstanding, respectively	112	112
Additional paid-in capital	2,806	2,768
Retained earnings	7,870	6,933
Accumulated other comprehensive loss	(2,618)	(2,695)
Treasury stock, 49 million and 48 million shares, respectively	(4,975)	(4,827)
Total Whirlpool stockholders' equity	3,195	2,291
Noncontrolling interests	923	914
Total stockholders' equity	4,118	3,205
Total liabilities and stockholders' equity	$18,881	$18,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2019	2018	2017
Operating activities
Net earnings (loss)	$1,198	$(159)	$337
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	587	645	654
Impairment of goodwill and other intangibles	—	747	—
(Gain) loss on sale and disposal of businesses	(437)	—	—
Changes in assets and liabilities:
Accounts receivable	(87)	79	160
Inventories	(39)	73	(229)
Accounts payable	140	210	180
Accrued advertising and promotions	118	12	76
Accrued expenses and current liabilities	22	162	(230)
Taxes deferred and payable, net	(116)	(67)	239
Accrued pension and postretirement benefits	(81)	(434)	(58)
Employee compensation	106	44	36
Other	(181)	(83)	99
Cash provided by operating activities	1,230	1,229	1,264
Investing activities
Capital expenditures	(532)	(590)	(684)
Proceeds from sale of assets and business	1,174	160	61
Purchase of held-to-maturity securities	—	—	(173)
Proceeds from held-to-maturity securities	—	60	113
Investment in related businesses	—	(25)	(35)
Other	(6)	(4)	(3)
Cash provided by (used in) investing activities	636	(399)	(721)
Financing activities
Net proceeds from borrowings of long-term debt	700	705	691
Repayments of long-term debt	(949)	(386)	(564)
Net proceeds (repayments) from short-term borrowings	(723)	653	367
Dividends paid	(305)	(306)	(312)
Repurchase of common stock	(148)	(1,153)	(750)
Purchase of noncontrolling interest shares	—	(41)	(5)
Common stock issued	8	17	34
Other	(7)	(7)	(14)
Cash used in financing activities	(1,424)	(518)	(553)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(67)	63
Increase in cash, cash equivalents and restricted cash	414	245	53
Cash, cash equivalents and restricted cash at beginning of year	1,538	1,293	1,240
Cash, cash equivalents and restricted cash at end of year	$1,952	$1,538	$1,293
Supplemental disclosure of cash flow information
Cash paid for interest	$194	$183	$181
Cash paid for income taxes	$469	$206	$311
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2016	$5,728	$7,314	$(2,400)	$(252)	$111	$955
Comprehensive income
Net earnings (loss)	337	350	—	—	—	(13)
Other comprehensive income (loss)	69	—	69	—	—	—
Comprehensive income	406	350	69	—	—	(13)
Stock issued (repurchased)	(682)	—	—	(683)	1	—
Dividends declared	(324)	(312)	—	—	—	(12)
Balances, December 31, 2017	5,128	7,352	(2,331)	(935)	112	930
Comprehensive income
Net earnings (loss)	(159)	(183)	—	—	—	24
Other comprehensive income (loss)	(345)	—	(347)	—	—	2
Comprehensive income	(504)	(183)	(347)	—	—	26
Adjustment to beginning retained earnings	72	72	—	—	—	—
Adjustment to beginning accumulated other comprehensive loss	(17)	—	(17)	—	—	—
Stock issued (repurchased)	(1,160)	—	—	(1,124)	—	(36)
Dividends declared	(314)	(308)	—	—	—	(6)
Balances, December 31, 2018	3,205	6,933	(2,695)	(2,059)	112	914
Comprehensive income
Net earnings	1,198	1,184	—	—	—	14
Other comprehensive income (loss)	77	—	77	—	—	—
Comprehensive income	1,275	1,184	77	—	—	14
Adjustment to beginning retained earnings	61	61	—	—	—	—
Stock issued (repurchased)	(110)	—	—	(110)	—	—
Dividends declared	(313)	(308)	—	—	—	(5)
Balances, December 31, 2019	$4,118	$7,870	$(2,618)	$(2,169)	$112	$923
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SIGNIFICANT ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in 13 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Indesit and Hotpoint*. We conduct our business through four operating segments, which we define based on geography. Whirlpool Corporation's operating and reportable segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia.
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
Reclassifications
We reclassified certain prior period amounts in the Consolidated Financial Statements and in the accompanying notes to conform with current year presentation.
All major classes of assets and liabilities on the Consolidated Balance Sheets at December 31, 2019 and 2018, and in the accompanying notes, exclude the held for sale amounts for Embraco. The assets and liabilities of Embraco were de-consolidated as of the July 1, 2019 closing date and there are no remaining carrying amounts in Consolidated Balance Sheets at December 31, 2019. At December 31, 2018 all assets and liabilities of Embraco were presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets. See Note 17 to the Consolidated Financial Statements for additional information.
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
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied, the sales price is determinable, and the risk and rewards of ownership are transferred. Generally the risk and rewards of ownership are transferred with the transfer of control of our products and services.  For the majority of our sales, control is transferred to the customer as soon as products are shipped. For a portion of our sales, control is transferred to the customer upon receipt of products at the customer's location. Sales are net of allowances for product returns, which are based on historical return rates and certain promotions. See Note 2 to the Consolidated Financial Statements for additional information.
Sales Incentives
The cost of sales incentives is accrued at the date at which revenue is recognized by Whirlpool as a reduction of revenue. If new incentives are added after the product has been shipped, then they are accrued at that time, also as a reduction of revenue. These accrued promotions are recognized based on the expected value amount of incentives that will be ultimately claimed by trade customers or consumers. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts. If the amount of incentives cannot be reasonably estimated, an accrued promotion liability is recognized for the maximum potential amount. See Note 2 to the Consolidated Financial Statements for additional information.
*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts
We carry accounts receivable at sales value less an allowance for doubtful accounts. We periodically evaluate accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, market conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. In general, our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheets. These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $348 million and $161 million at December 31, 2019 and 2018, respectively. The increase in the amount of transferred receivables under these arrangements is primarily due to a receivables purchasing agreement, that was initiated in EMEA in 2018 and expanded to the North America region in 2019, as a result of a shift in mix of trade customer credit management activities.
Freight and Warehousing Costs
We classify freight and warehousing costs within cost of products sold in our Consolidated Statements of Income (Loss).
Cash and Cash Equivalents
All highly liquid debt instruments purchased with an initial maturity of three months or less are considered cash equivalents. Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days. See Note 11 to the Consolidated Financial Statements for additional information.
Restricted Cash
Restricted cash can only be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition. At December 31, 2019 and 2018, restricted cash was approximately $0 million and $40 million, respectively. See Note 4 to the Consolidated Financial Statements for additional information.
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2019 and 2018 that included pension plan assets disclosed in Note 9 to the Consolidated Financial Statements. At December 31, 2018, we also had Level 3 assets for goodwill and other intangibles disclosed in Note 6 and Note 11 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2019 and 2018, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

commitments or significant restraints. We measured fair value (non-recurring) for goodwill and other intangibles using a discounted cash flow model and a relief-from-royalty method, respectively, with inputs based on both observable and unobservable market data.
Inventories
United States production inventories are stated at last-in, first-out ("LIFO") cost. Latin America and Asia inventories are stated at average cost. The remaining inventories are stated at first-in, first-out ("FIFO") cost. Costs include materials, labor and production overhead at normal production capacity. Costs do not exceed net realizable values. Changes in the amount that FIFO cost exceed LIFO cost are recognized in cost of goods sold. See Note 5 to the Consolidated Financial Statements for additional information about inventories.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method, excluding property acquired from the Hefei Sanyo acquisition and certain property acquired from the Indesit acquisition in 2014. For non-production assets and assets acquired from Hefei Sanyo and certain production assets acquired from Indesit, we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $518 million, $570 million and $575 million in 2019, 2018 and 2017, respectively.
The following table summarizes our property at December 31, 2019 and 2018:

Millions of dollars	2019	2018	Estimated Useful Life
Land	$97	$102	n/a
Buildings	1,540	1,593	10 to 50 years
Machinery and equipment	8,108	7,909	3 to 20 years
Accumulated depreciation	(6,444)	(6,190)
Property plant and equipment, net	$3,301	$3,414

We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss). During 2019, we primarily retired land and buildings related to a sale leaseback transaction and machinery and equipment with a net book value of approximately $41 million that was no longer in use. During 2019, we recognized a gain of $106 million in cost of products sold primarily related to the sale lease back transaction in the fourth quarter of 2019. During 2018, we primarily retired land and buildings related to a sale leaseback transaction and machinery and equipment with a net book value of $100 million that was no longer in use. Net gains and losses recognized in cost of products sold were not material for 2018 and 2017.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2019, 2018 and 2017.
Sale leaseback transactions
In the fourth quarter of 2019, the Company sold and leased back a group of non-core properties for net proceeds of approximately $140 million. The initial total annual rent for the properties is approximately $10 million per year over an initial 12 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has five, sequential five-year renewal options.

The transaction met the requirements for sale leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $111 million ($88 million, net of tax) recorded in cost of products sold ($95 million) and selling, general and administrative expense ($16 million) in the Consolidated Statements of Income (Loss). The related land and buildings were removed from property, plant and equipment, net

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and the appropriate right-of-use asset and lease liabilities of approximately $108 million were recorded in the Consolidated Balance Sheets.

In the fourth quarter of 2018, the Company sold and leased back a group of properties in our Latin American region for net proceeds of approximately $133 million. The initial total annual rent for the properties is approximately $11 million per year over an initial 10 year lease term and is subject to consumer price index increases. Under the terms of the lease agreements, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the property. The Company also has two, sequential five year renewal options and the right of first refusal in the event that the purchaser agrees to sell the property to an unrelated third party at a future date.

This transaction met the requirements for sale leaseback accounting. Accordingly, the Company recorded the sale of the property, which resulted in a deferred gain of approximately $69 million, and removed the related land, buildings and equipment from the Consolidated Balance Sheets. Upon adoption of ASU No. 2016-02, "Leases (Topic 842)" substantially all of the deferred gain was recognized as a cumulative adjustment to retained earnings and right-of-use asset and lease liabilities of approximately $90 million were recorded in the Consolidated Balance Sheets.
Goodwill and Other Intangibles
We perform our annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1st and more frequently if indicators of impairment exist. We consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-lived intangible asset, including, but not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, share price and other relevant factors.
Goodwill
We have four reporting units for which we assess for impairment which also represent our operating segments and are defined as North America, EMEA, Latin America and Asia. In performing a quantitative assessment of goodwill, we estimate each reporting unit's fair value using the best information available to us, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses the reporting unit's projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. Additionally, we validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach.
There was no impairment of goodwill in 2019 and 2017. In 2018, we recorded an impairment charge on goodwill of $579 million. See Note 6 and Note 11 to the Consolidated Financial Statements for additional information about goodwill.
Intangible Assets
We perform a quantitative assessment of other indefinite-lived intangible assets, which are primarily comprised of trademarks. We estimate the fair value of these intangible assets using the relief-from-royalty method, which primarily requires assumptions related to projected revenues from our long-range plan, assumed royalty rates that could be payable if we did not own the trademark, and a market participant discount rate based on a weighted-average cost of capital.
Other definite-life intangible assets are amortized over their useful life and are assessed for impairment when impairment indicators are present.
There was no impairment of other intangibles in 2019 and 2017. In 2018, we recorded an impairment charge on other intangibles of $168 million. See Note 6 and Note 11 to the Consolidated Financial Statements for additional information about other intangibles.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accounts Payable Outsourcing
We offer our suppliers access to third party payable processors, independent from Whirlpool. The processors allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. In China, as a common practice, we pay suppliers with banker's acceptance drafts. Banker's acceptance drafts allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution. We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. All of our obligations, including amounts due, remain to our suppliers as stated in our supplier agreements. At December 31, 2019 and 2018, approximately $1.2 billion and $1.4 billion, respectively, have been issued to participating financial institutions.
Derivative Financial Instruments
We use derivative instruments designated as cash flow, fair value and net investment hedges to manage our exposure to the volatility in material costs, foreign currency and interest rates on certain debt instruments. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For those derivative instruments that qualify for hedge accounting, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation. For a derivative instrument designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings immediately with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income (Loss) and is subsequently recognized in earnings when the hedged exposure affects earnings. For a derivative instrument designated as a hedge of a net investment in a foreign operation, the effective portion of the derivative's gain or loss is reported in Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. See Note 10 to the Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
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
Research and Development Costs
Research and development costs are charged to expense and totaled $541 million, $572 million and $596 million in 2019, 2018 and 2017, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $335 million, $343 million and $330 million in 2019, 2018 and 2017, respectively.
Income Taxes and Indirect Tax Matters
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
We recognize, primarily in other noncurrent liabilities, in the Consolidated Balance Sheets, the effects of uncertain income tax positions. Interest and penalties related to uncertain tax positions are reflected in income tax expense. We record liabilities, net of the amount, after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits. We accrue for indirect tax contingencies when we determine that a loss is probable and the amount or range of loss is reasonably estimable.
Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Tax Cuts and Jobs Act created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. At December 31, 2019, we have recognized an immaterial provision for GILTI and have elected to treat the tax effect of GILTI as a current-period expense.
See Note 15 to the Consolidated Financial Statements for additional information.
Stock Based Compensation
Stock based compensation expense is based on the grant date fair value and is expensed over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company's stock based compensation includes stock options, performance stock units, and restricted stock units, among other award types. The fair value of stock options are determined using the Black-Scholes option-pricing model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, expected forfeitures and dividend yield. Expected forfeitures are based on historical experience. Stock options are granted with an exercise price equal to the closing stock price on the date of grant. The fair value of restricted stock units and performance stock units is generally based on the closing market price of Whirlpool common stock on the grant date. Stock based compensation is recorded in selling, general and administrative expense on our Consolidated Statements of Income (Loss). See Note 13 to the Consolidated Financial Statements for additional information.
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales in 2017. In 2018, these credits are reflected in interest and sundry income. We recognized export credits as they were monetized. See Note 2, Note 8 and Note 15 to the Consolidated Financial Statements for additional information.
Out-of-Period Adjustment
During the third quarter of 2019, we recorded a net adjustment of $34 million related to prior years resulting from the one time transition tax deemed repatriation on earnings of certain foreign subsidiaries that were previously tax deferred and related impacts. This adjustment resulted in a decrease of net earnings available to Whirlpool of $34 million and a decrease of $0.53 in diluted earnings per share. The Company determined the impact was immaterial to prior periods and is not material to the Consolidated Statements of Income (Loss) for the year ended December 31, 2019.
In addition, during the third quarter of 2019 we recorded an adjustment of $22 million related to the first quarter of 2019 resulting from other foreign subsidiary income items and corresponding tax credit impacts. The Consolidated Statements of Income (Loss) for the year ended December 31, 2019 is not impacted by this adjustment.
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
Related Party Transaction
In 2018, Whirlpool of India Limited (Whirlpool India), a majority-owned subsidiary of Whirlpool Corporation, acquired a 49% equity interest in Elica PB India for $22 million. Whirlpool India has an option to acquire the remaining equity interest in the future for fair value, and the non-Whirlpool India shareholders of Elica PB India received an option to sell their remaining equity interest to Whirlpool India in the future for fair value, which could be material to the financial statements depending on the performance of the venture. We account for our minority interest under the equity method of accounting.
In the third quarter of 2019, Whirlpool Corporation sold our 12.54% ownership interest in Elica S.p.A., the parent of Elica PB India, for a nominal amount.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Adoption of New Accounting Standards
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The adoption of this standard did not have a material impact on our Consolidated Financial Statements, however we have expanded our use of hedge accounting to hedge contractually specified components in commodity contracts designated as cash flow hedges. See Note 10 to the Consolidated Financial Statements for additional information.

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
See Note 3 to the Consolidated Financial Statements for additional information.

All other new issued and effective accounting standards during 2019 were not relevant or material to the Company.
Accounting Pronouncements Issued But Not Yet Effective
In July 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The guidance in ASU 2016-13 creates a new impairment standard replacing the current "incurred loss" model. The incurred loss model required that for a loss to be impaired and recognized on the financial statements it must be probable that it has been incurred at the measurement date. The new standard will utilize an "expected credit loss" model also referred to as "the current expected credit loss" (CECL) model. Under CECL, there will be no threshold for impairment loss recognition, but instead should reflect a current estimate of all expected credit losses. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The standard should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption. The Company anticipates the adoption of this new standard will have an immaterial impact to the Consolidated Financial Statements.
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Financial Statements:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Standard		Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred In a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020
2018-18	Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020

All other issued and not yet effective accounting standards are not relevant to the Company.
(2)    REVENUE RECOGNITION

Revenue from Contracts with Customers

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method, as a result, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment did not have a material impact on our Consolidated Financial Statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition ("Topic 605"). The adoption of Topic 606 did not have a material impact on our Consolidated Statements of Comprehensive Income (Loss) and Consolidated Balance Sheets.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations in the twelve months ended December 31, 2019 is immaterial.

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source. We sell products within all major product categories in each operating segment. For additional information on the disaggregated revenues by geographical regions, see Note 16 to the Consolidated Financial Statements.

Revenues related to our former compressor business were fully reflected in our Latin America segment through June 30, 2019. We completed the sale of our compressor business on July 1, 2019. For additional information on the sale of Embraco, see Note 17 to the Consolidated Financial Statements.

	Twelve months ended
Millions of dollars	2019	2018
Major product categories:
Laundry	$6,193	$6,200
Refrigeration	6,229	6,051
Cooking	4,670	4,821
Dishwashing	1,598	1,645
Total major product category net sales	$18,690	$18,717
Compressors	557	1,135
Spare parts and warranties	979	1,030
Other	193	155
Total net sales	$20,419	$21,037

The impact to revenue related to prior period performance obligations was not material for the year ended December 31, 2019.

Major Product Category Sales

Whirlpool Corporation manufactures and markets a full line of home appliances and related products and services. Our major product categories include the following: refrigeration, laundry, cooking, and dishwashing. The refrigeration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The Company has a water subscription business in our Latin America segment which provides the customer with a water filtration system that is delivered to the consumer's home. Our water subscription contracts represent a performance obligation that is satisfied over time and revenue is recognized as the performance obligation is completed. The installation and maintenance of the water filtration system are not distinct services in the context of the contract (i.e. the customer views all activities associated with the arrangement as one singular value proposition). The contract term is generally less than one year for these arrangements and revenue is recognized based on the monthly invoiced amount which directly corresponds to the value of our performance completed to date.

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

Sales Tax and Indirect Taxes

The Company is subject to certain indirect taxes in certain jurisdictions including but not limited to sales tax, value added tax, excise tax and other taxes we collect concurrent with revenue-producing activities that are excluded from the transaction price, and therefore, excluded from revenue.

Bad Debt Expense

For the year ended December 31, 2019, we recorded an immaterial amount of bad debt expense. For the year ended December 31, 2018 we recorded approximately $27 million of bad debt expense related to trade customer insolvency of a Brazilian retailer.

Financial Statement Impact of Adopting Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective method. In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Prior to the adoption of Topic 606, the excise taxes in our Brazilian operations were reflected in revenue. In accordance with Topic 606, we made a policy election to exclude indirect taxes from the transaction price. As a result, these credits in 2018 were reflected in interest and sundry income. Based on our evaluation, we determined no significant changes are required to our business processes, systems and controls to effectively report revenue recognition under the new standard. Adoption of the new standard does not materially change the timing or amount of revenue recognized in our Consolidated Financial Statements.
(3)    LEASES

Leases

We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $214 million for the year ended December 31, 2019.

At December 31, 2019, we have approximately $49 million of non-cancelable operating lease commitments that have not yet commenced. These operating leases are expected to commence by the end of fiscal year 2021 with lease terms of up to 10 years.

At December 31, 2019, we have no leases classified as financing leases and we have approximately $1,105 million of non-cancellable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Maturity of Lease Liabilities	Operating Leases (in millions)
2020	$203
2021	172
2022	146
2023	132
2024	110
After 2024	342
Total lease payments	$1,105
Less: interest	161
Present value of lease liabilities	$944

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The long-term portion of the lease liabilities included in the amounts above is $778 million. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.

At December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 4%, respectively.

During the year ended December 31, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $210 million. The right of use assets obtained in exchange for new liabilities was $298 million partially offset by $68 million in terminations in the year ended December 31, 2019.

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

Rent expense under the Company's operating leases during the years ended December 31, 2018 and 2017, prior to the Company's adoption of ASC 842, was $250 million and $238 million, respectively. The Company's future minimum lease obligations under non-cancellable operating leases as of December 31, 2018 was comparable to those as of December 31, 2019.

Synthetic lease arrangement

In 2019, we entered into a synthetic lease arrangement with a financial institution for a non-core property in the North America region. The term of this lease commenced in the fourth quarter of 2019 and will expire five years after commencement. The lease contains provisions for options to purchase, extend the original term for additional periods or return the property. This arrangement includes a residual value guarantee that is not material to the Consolidated Financial Statements at December 31, 2019. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term.

We assessed the lease classification of the agreement and determined it was an operating lease. This lease was measured using our incremental borrowing rate and is included in our right of use assets and lease liabilities in the Consolidated Balance Sheets for a nominal amount. Rental payments are calculated at the applicable LIBOR rate plus a margin and the annual lease payments are nominal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Statements of Cash Flows:

	December 31,
Millions of dollars	2019	2018	2017
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$1,952	$1,498	$1,196
Restricted cash included in prepaid and other current assets (1)	—	40	48
Restricted cash included in other noncurrent assets (1)	—	—	49
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,952	$1,538	$1,293
(1) Change in restricted cash resulted in realization of foreign currency translation adjustments of $0 million and $3 million, respectively, for the year ended December 31, 2019 and 2018 compared to the prior year.

Restricted cash was used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition. In 2019, we spent the remaining amount for these purposes resulting in restricted cash of $0 at December 31, 2019.

See Financial Condition and Liquidity in the Management's Discussion and Analysis section for additional information on cash and cash equivalents.

(5)     INVENTORIES
The following table summarizes our inventories at December 31, 2019 and 2018:

Millions of dollars	2019	2018
Finished products	$1,979	$2,076
Raw materials and work in process	602	617
	2,581	2,693
Less: excess of FIFO cost over LIFO cost	(143)	(160)
Total inventories	$2,438	$2,533

LIFO inventories represented 43% and 41% of total inventories at December 31, 2019 and 2018, respectively.
(6)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Ending balance December 31, 2017	$1,755	$920	$5	$438	$3,118
Reassignment of goodwill (1)	(54)	—	53	1	—
Impairment (2)	—	(579)	—	—	(579)
Reclassification to asset held for sale	—	—	(23)	—	(23)
Currency translation adjustment	(8)	(32)	(2)	(23)	(65)
Ending balance December 31, 2018	$1,693	$309	$33	$416	$2,451
Currency translation adjustment	2	(7)	—	(6)	(11)
Ending balance December 31, 2019	$1,695	$302	$33	$410	$2,440

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1) Effective January 1, 2018, we realigned the composition of certain segments to align with our new leadership reporting structure. We now report our Mexico business as a part of our Latin America segment. As a result, we reassigned approximately $53 million of goodwill, using a relative fair value approach, from the North America reporting unit to the Latin America reporting unit.
(2) The EMEA reporting unit has $579 million of accumulated impairment losses at December 31, 2019. No other reporting units have accumulated impairment losses at December 31, 2019.

2019 and 2018 annual impairment assessment

We completed our annual impairment test for goodwill as of October 1, 2019 and 2018. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill for all our reporting units. Based on the quantitative assessment we determined there was no impairment of goodwill.

2018 interim impairment assessment

During the second quarter of 2018, we identified indicators of goodwill impairment for our EMEA reporting unit based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment for our EMEA reporting unit was the segment's continuing negative financial performance in 2018 that did not improve as anticipated, primarily driven by significant volume loss. The actual operating results during the second quarter of 2018 were significantly lower than forecasted resulting in weak business performance.

In performing our quantitative assessment of goodwill, we estimated the reporting unit's fair value under an income approach using a discounted cash flow model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections included revenue growth, EBIT margins and the discount rate. The financial projections reflected management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, EBIT margins, tax rate, capital expenditures, depreciation and amortization, changes in working capital requirements and the terminal growth rate.

Based on our interim quantitative impairment assessment, the carrying value of the EMEA reporting unit exceeded its fair value by $579 million and we recorded a goodwill impairment charge in 2018.
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2019			December 31, 2018
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$624	$(377)	$247	$622	$(330)	$292
Patents and other (2)	324	(216)	108	328	(197)	131
Total other intangible assets, finite lives	$948	$(593)	$355	$950	$(527)	$423
Trademarks, indefinite lives (3)	1,870	—	1,870	1,873	—	1,873
Total other intangible assets	$2,818	$(593)	$2,225	$2,823	$(527)	$2,296
(1) Customer relationships have an estimated useful life of 5 to 19 years.
(2) Patents and other intangibles have an estimated useful life of 3 to 43 years. Includes impairment charges of $60 million at June 30, 2018.
(3) Includes impairment charges of $108 million at June 30, 2018. Trademarks includes the Indesit and Hotpoint* indefinite-lived brand intangible assets of approximately $213 million and $151 million, respectively, at December 31, 2019.

2019 and 2018 annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2019. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain brand trademarks. Based on the quantitative assessment we determined there was no impairment of intangible assets.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We completed our annual impairment assessment for other intangible assets as of October 1, 2018. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain brand trademarks. Based on the results of the quantitative assessment, we determined there was an immaterial impairment as a result of the restructuring initiative announced in the fourth quarter to exit from the domestic sales operations in Turkey (not including manufacturing operations). See Note 14 to the Consolidated Financial Statements for additional information. There was no impairment of any other indefinite-life intangible assets.
The Company elected to perform a qualitative assessment on all other indefinite-life intangible assets at both annual impairment assessment dates noting no events that indicated that the fair value was less than carrying value that would require a quantitative impairment assessment.

See Note 11 to the Consolidated Financial Statements for additional information.

2018 interim impairment assessment

During the second quarter of 2018, we identified indicators of impairment associated with other intangible assets in our EMEA reporting unit based on our qualitative assessment, which required us to complete an interim quantitative impairment assessment. The primary indicator of impairment was the continuing decline in revenue from weaker volumes in the first half of 2018 that did not improve as anticipated. The actual operating results for the second quarter of 2018 were significantly lower than forecasted.

In performing our quantitative assessment of other intangible assets, primarily brands, we estimated the fair value using the relief-from-royalty method which required assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the brand; and a market participant discount rate based on a weighted-average cost of capital.

Based on our interim quantitative impairment assessment at June 30, 2018, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $168 million in 2018.

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
Amortization expense was $69 million, $75 million and $79 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2020	$58
2021	56
2022	49
2023	42
2024	30

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2019 and 2018:

Millions of dollars	2019	2018
Senior Note - 2.40%, maturing 2019	$—	$250
Term Loan - 1.00%, maturing 2019	—	687
Senior Note - 0.625%, maturing 2020	561	572
Senior Note - 4.85%, maturing 2021	300	300
Senior Note - 4.70%, maturing 2022	300	300
Senior Note - 3.70%, maturing 2023	250	250
Senior Note - 4.00%, maturing 2024	300	300
Senior Note - 3.70%, maturing 2025	350	350
Senior Note - 1.25%, maturing 2026	556	567
Senior Note - 1.10%, maturing 2027	667	681
Senior Note - 4.75%, maturing 2029	692	—
Senior Note - 5.15%, maturing 2043	249	250
Senior Note - 4.50%, maturing 2046	496	496
Other, net	(22)	(10)
	$4,699	$4,993
Less current maturities	559	947
Total long-term debt	$4,140	$4,046

For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2019:

Millions of dollars
2020	$559
2021	297
2022	298
2023	247
2024	298
Thereafter	3,000
Long-term debt, including current maturities	$4,699

Debt Offering
On February 26, 2019, Whirlpool Corporation completed a bond offering consisting of $700 million in principal amount of 4.75% Senior Notes due in 2029. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and leaseback transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No.333-224381) previously filed with the Securities and Exchange Commission.
Debt Repayment
On August 9, 2019, we repaid $1.0 billion pursuant to our April 23, 2018 Term Loan Agreement with Citibank, N.A., as Administrative Agent, and certain other financial institutions, representing full repayment of amounts borrowed under

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the term loan. As previously disclosed, we agreed to repay this term loan amount with the net cash proceeds received from the sale of our Embraco business unit to Nidec Corporation, which closed on July 1, 2019.
On February 27, 2019, we repaid €600 million (approximately $673 million as of that date) pursuant to our June 5, 2018 Term Loan Agreement with Wells Fargo Bank, National Association, as Administrative Agent, and certain other financial institutions (the "Whirlpool EMEA Finance Term Loan"), representing full repayment of amounts borrowed under the Whirlpool EMEA Finance Term Loan.
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
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $248 million at December 31, 2019), maturing through 2022. On August 5, 2019 we terminated a €250 million European revolving credit facility that we entered into in July 2015. The termination of this facility did not have a material impact on our Consolidated Financial Statements.
We had no borrowings outstanding under the committed credit facilities at December 31, 2019 and 2018, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
Included in short-term borrowings at December 31, 2018 were the proceeds of the $1.0 billion term loan, which were used to fund accelerated share repurchases through a modified Dutch auction tender offer in the second quarter of 2018. During the third quarter of 2019 we repaid the term loan with the proceeds from the sale of Embraco.
The following table summarizes the carrying value of notes payable at December 31, 2019 and 2018, respectively.

Millions of dollars	2019	2018
Commercial paper	$274	$—
Short-term borrowings to banks	20	1,034
Total notes payable	$294	$1,034

See Financial Condition and Liquidity in the Management's Discussion and Analysis section for additional information on notes payable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)    COMMITMENTS AND CONTINGENCIES
OTHER MATTERS
Embraco Antitrust Matters
Beginning in February 2009, the Embraco compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco resolved the government investigations and related claims in various jurisdictions and certain other claims remain pending.
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
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales. Prior to the adoption of Topic 606, the excise taxes in our Brazilian operations were reflected in revenue. In accordance with Topic 606, we made a policy election to exclude indirect taxes from the transaction price. As a result, these credits in were reflected in interest and sundry (income) expense as they were monetized in 2017 and 2016.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period has been subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling was subsequently affirmed by the Brazilian Supreme Court, but remains subject to further proceedings. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. At December 31, 2019, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2019. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $484 million at December 31, 2019).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 254 million Brazilian reais (approximately $63 million at December 31, 2019), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. We estimate the possible losses related to these assessments to be approximately 292 million Brazilian reais (approximately $72 million at December 31, 2019). We believe these tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
In addition to the IPI tax credit and PIS/CONFINS inputs matters noted above, other assessments issued to us by the Brazilian tax authorities related to indirect and income tax matters, and other matters, are at various stages of review in numerous administrative and judicial proceedings. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
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
ICMS Credits
We also filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million at December 31, 2017). In the first quarter of 2019, we received a favorable decision in the largest of these ICMS legal actions. This decision is final and not subject to appeals. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $84 million, after related taxes and fees and based on exchange rates then in effect, during the first quarter in connection with this decision. This amount reflects approximately $142 million in indirect tax credits ("credits") that we are entitled to monetize in future periods, offset by approximately $58 million in taxes and fees, which have been paid.

In the second quarter of 2019, we received favorable final, non-appealable decisions in two smaller ICMS legal actions. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $35 million, after related taxes and fees and based on exchange rates then in effect, during the second quarter in connection with this decision. This amount reflects approximately $54 million in credits that we are entitled to monetize in future periods, offset by approximately $18 million in taxes, which have been paid, and $1 million in fees that we anticipate will be paid in 2020.
The ICMS credits and related fees are recorded in interest and sundry (income) expense in our Consolidated Statements of Comprehensive Income (Loss). The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, and a hearing is scheduled for April 2020. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized settlement with the FCA on the first part for a total fine of €102 million, with €56 million attributable to Whirlpool's France business and €46 million attributable to Indesit's France business. Payment of final amounts were made in 2019, including payment by Indesit's previous owners of €17 million out of escrow to the Company. The second part of the FCA investigation, which is expected to focus primarily on manufacturer interactions with retailers, is ongoing. The Company is cooperating with this investigation.
Although it is currently not possible to assess the impact, if any, that matters related to the FCA investigation may have on our financial statements, matters related to the FCA investigation could have a material adverse effect on our financial statements in any particular reporting period.
Trade Customer Insolvency

In 2017, Alno AG and certain affiliated companies filed for insolvency protection in Germany. Bauknecht Hausgeräte GmbH, a subsidiary of the Company, was a long-standing supplier to Alno and certain of its affiliated companies. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company was also a former indirect minority shareholder of Alno. In August 2018, the insolvency trustee asserted €174.5 million in clawback and related claims against Bauknecht. In January 2020, we entered into an agreement to settle all potential claims that the insolvency trustee may have related to this matter, resulting in a one-time charge of €52.75 million (approximately $59 million as of December 31, 2019), which is recorded in interest and sundry (income) expense in the Consolidated Statements of Income (Loss) for the year ended December 31, 2019.
Other Litigation
We are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of this matter could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2019	2018
Balance at January 1	$268	$277
Issuances/accruals during the period	350	289
Settlements made during the period/other	(235)	(294)
Reclassification of product warranty to held for sale	—	(4)
Balance at December 31	$383	$268
Current portion	$254	$194
Non-current portion	129	74
Total	$383	$268

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
As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, which recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future.

For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the corrective action campaign.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain credit worthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2019 and December 31, 2018, the guaranteed amounts totaled 577 million Brazilian reais (approximately $143 million at December 31, 2019) and 566 million Brazilian reais (approximately $146 million at December 31, 2018), respectively. The fair value of these guarantees were nominal at December 31, 2019 and December 31, 2018. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $2.6 billion at December 31, 2019 and $3.5 billion at December 31, 2018. Our total short-term outstanding bank indebtedness under guarantees was nominal at both December 31, 2019 and 2018.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below:

Millions of dollars
2020	$205
2021	171
2022	119
2023	81
2024	39
Thereafter	57
Total purchase obligations	$672

(9)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We have funded and unfunded defined benefit pension plans that cover certain employees in North America, Europe, Asia and Brazil. The United States plans comprise the majority of our obligation. All but one of these plans are frozen for all participants. The primary formula for United States salaried employees covered under the qualified defined benefit plan was based on years of service and final average salary, while the primary formula for United States hourly employees covered under the defined benefit plans was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the qualified and nonqualified defined benefit plans that were sponsored by Maytag, including a cash balance formula. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.
In addition, we sponsor an unfunded Supplemental Executive Retirement Plan that remains open to new participants and additional benefit accruals. This plan is nonqualified and provides certain key employees additional defined pension benefits that supplement those provided by the Company's other retirement plans.
A defined contribution plan is being provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2019, 2018 and 2017 were $84 million, $81 million and $82 million, respectively.
We provide postretirement health care benefits for eligible retired employees in the United States, Canada and Brazil. For our United States plan, which comprises the majority of our obligation, eligible retirees include those who were full-time employees with 10 years of service who attained age 55 while in service with us and those union retirees who met the eligibility requirements of their collective bargaining agreements. In general, the postretirement health and welfare benefit plans include cost-sharing provisions that limit our exposure for recent and future retirees and are contributory, with participants' contributions adjusted annually. In the United States, benefits for certain retiree populations follow a defined contribution model that allocates certain monthly or annual amounts to a retiree's account under the plan. The plans are unfunded. We reserve the right to modify these benefits in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Defined Benefit - Pensions and Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Funded status
Fair value of plan assets	$2,934	$2,676	$593	$518	$—	$—
Benefit obligations	3,141	3,033	941	834	355	356
Funded status	$(207)	$(357)	$(348)	$(316)	$(355)	$(356)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$—	$11	$12	$—	$—
Current liability	(6)	(38)	(17)	(10)	(33)	(38)
Noncurrent liability	(201)	(319)	(342)	(318)	(322)	(318)
Amount recognized	$(207)	$(357)	$(348)	$(316)	$(355)	$(356)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,329	$1,445	$234	$192	$15	$1
Prior service (credit) cost	1	(1)	4	(2)	(16)	(16)
Amount recognized	$1,330	$1,444	$238	$190	$(1)	$(15)

Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Benefit obligation, beginning of year	$3,033	$3,415	$834	$952	$356	$394
Service cost	2	2	6	5	6	7
Interest cost	123	118	23	23	16	15
Plan participants' contributions	—	—	1	1	—	—
Actuarial loss (gain)	279	(197)	85	(33)	14	(16)
Benefits paid	(263)	(305)	(30)	(31)	(28)	(36)
Plan amendments	—	—	6	1	(15)	4
Transfer of liabilities	—	—	(2)	—	—	—
Other adjustments	—	—	11	—	7	—
Special termination benefit	—	—	—	(5)	—	—
Settlements / curtailment (gain)	(33)	—	(13)	(22)	—	—
Foreign currency exchange rates	—	—	20	(53)	(1)	(5)
Reclassification of obligation to held for sale	—	—	—	(4)	—	(7)
Benefit obligation, end of year	$3,141	$3,033	$941	$834	$355	$356
Accumulated benefit obligation, end of year	$3,128	$3,022	$902	$804	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2019	2018	2019	2018	2019	2018
Fair value of plan assets, beginning of year	$2,676	$2,746	$518	$571	$—	$—
Actual return on plan assets	517	(145)	61	(7)	—	—
Employer contribution	37	380	33	39	28	36
Plan participants' contributions	—	—	1	1	—	—
Benefits paid	(263)	(305)	(30)	(31)	(28)	(36)
Transfer of plan assets	—	—	(2)	—	—	—
Other adjustments	—	—	5	—	—	—
Settlements	(33)	—	(13)	(22)	—	—
Foreign currency exchange rates	—	—	20	(31)	—	—
Reclassification of plan assets to held for sale	—	—	—	(2)	—	—
Fair value of plan assets, end of year	$2,934	$2,676	$593	$518	$—	$—

Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$2	$2	$2	$6	$5	$5	$6	$7	$7
Interest cost	123	118	134	23	23	23	16	15	16
Expected return on plan assets	(177)	(170)	(175)	(29)	(32)	(30)	—	—	—
Amortization:
Actuarial loss	47	53	50	8	9	6	1	—	—
Prior service cost (credit)	(2)	(3)	(3)	—	—	—	(16)	—	(4)
Special termination benefit	—	—	—	—	—	—	—	—	4
Curtailment (gain) / loss	—	—	—	—	(4)	—	—	—	—
Settlement loss	9	—	—	2	3	2	—	—	—
Net periodic benefit cost	$2	$—	$8	$10	$4	$6	$7	$22	$23

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ending December 31, 2019, 2018 and 2017:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2019	2018	2017	2019	2018	2017	2019	2018	2017
Operating profit (loss)	$2	$2	$2	$6	$5	$5	$6	$7	$7
Interest and sundry (income) expense	—	(2)	6	4	(1)	1	1	15	16
Net periodic benefit cost	$2	$—	$8	$10	$4	$6	$7	$22	$23

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2019

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$(60)	$52	$14
Actuarial (loss) recognized during the year	(56)	(10)	(1)
Current year prior service cost (credit)	—	6	(15)
Prior service credit (cost) recognized during the year	2	—	16
Total recognized in other comprehensive income (loss) (pre-tax)	$(114)	$48	$14
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$(112)	$58	$21

Estimated Pre-Tax Amounts that will be amortized from Accumulated Other Comprehensive Loss into Net Periodic Pension Cost in 2020

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Actuarial loss	$62	$12	$1
Prior service (credit)	—	—	(8)
Total	$62	$12	$(7)

We amortize actuarial losses and prior service costs (credits) over a period of up to 21 years and 13 years, respectively.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.30%	4.30%	2.04%	2.90%	3.45%	4.64%
Rate of compensation increase	4.50%	4.50%	3.10%	3.29%	N/A	N/A
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.30%	3.65%	4.15%	2.90%	2.57%	2.64%	4.80%	4.35%	4.73%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.75%	5.56%	5.81%	5.78%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.29%	3.20%	3.08%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	6.50%	6.50%	6.75%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2025	2025

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Expected Return on Plan Assets

In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2019.
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

Cash Flows
Funding Policy
Our funding policy is to contribute to our United States pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we may determine to be appropriate. In certain countries other than the United States, the funding of pension plans is not common practice. Contributions to our United States pension plans may be made in the form of cash or, in narrow circumstances, company stock. We pay for retiree medical benefits as they are incurred.

There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2019. On September 15, 2018, we contributed $358 million in cash contributions to the pension trust for our U.S. defined benefit pension plans, which included $350 million of discretionary contributions.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2020	$—	$18

Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2020	$284	$39	$33
2021	257	35	33
2022	248	38	32
2023	238	38	30
2024	233	36	28
2025-2029	1,019	199	115

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for our plans is approximately 24% in equity, 74% in fixed income securities and 2% in alternative investments, with exceptions for foreign pension plans. The fixed income securities duration is intended to match that of our United States pension liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of our pension plan assets at December 31, 2019 and 2018, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Cash and cash equivalents	$—	$—	$24	$10	$—	$—	$—	$—	$24	$10
Government and government agency securities (1)
U.S. securities	—	—	488	761	—	—	—	—	488	761
International securities	—	—	97	97	—	—	—	—	97	97
Corporate bonds and notes (1)
U.S. companies	—	—	1,389	860	—	—	—	—	1,389	860
International companies	—	—	277	155	—	—	—	—	277	155
Equity securities (2)
U.S. companies	—	18	—	—	—	—	—	—	—	18
International companies	51	185	—	—	—	—	—	—	51	185
Mutual funds (3)	—	35	128	—	—	—	—	—	128	35
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	367	501	367	501
International equity securities (4)	—	—	—	—	—	—	215	52	215	52
Short-term investment fund (4)	—	—	—	—	—	—	15	102	15	102
International debt securities (5)	—	—	—	—	—	—	251	209	251	209
International equity securities (5)	—	—	—	—	—	—	59	50	59	50
Real estate (6)	—	—	—	—	—	—	34	36	34	36
Limited partnerships (7)
U.S. private equity investments	—	—	—	—	53	68	—	—	53	68
Diversified fund of funds	—	—	—	—	5	6	—	—	5	6
Emerging growth	—	—	—	—	8	12	—	—	8	12
All other investments	—	—	34	18	—	—	32	19	66	37
	$51	$238	$2,437	$1,901	$66	$86	$973	$969	$3,527	$3,194

(1)
Valued using pricing vendors who use proprietary models to estimate the price a dealer would pay to buy a security using significant observable inputs, such as interest rates, yield curves, and credit risk.

(2)	Valued using the closing stock price on a national securities exchange, which reflects the last reported sales price on the last business day of the year.

(3)
Valued using the net asset value (NAV) of the fund, which is based on the fair value of underlying securities. The fund primarily invests in a diversified portfolio of equity securities, fixed income debt securities and real estate issued by non-U.S. companies.

(4)	Common and collective trust funds valued using the NAV of the fund, which is based on the fair value of underlying securities.

(5)
Fund of funds valued using the NAV of the fund, which is based on the fair value of underlying securities. International debt securities includes corporate bonds and notes and government and government agency securities.

(6)	Valued using the NAV of the fund, which is based on the fair value of underlying assets.

(7)	Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2018	$86
Realized gains (net)	16
Unrealized losses (net)	(14)
Purchases	—
Settlements	(22)
Balance, December 31, 2019	$66

Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2019 and 2018 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2019	2018	2019	2018
Projected benefit obligation	$2,622	$3,033	$844	$753
Fair value of plan assets	2,409	2,676	491	430

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2019 and 2018 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2019	2018	2019	2018
Projected benefit obligation	$2,622	$3,033	$800	$720
Accumulated benefit obligation	2,609	3,022	776	699
Fair value of plan assets	$2,409	$2,676	$450	$396

(10)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value or net investment hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. If the designated cash flow hedges are highly effective, the gains and losses are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in accumulated other comprehensive income (loss) would be recognized in earnings. The fair value of the hedge asset or liability is present in either other current assets/liabilities or other noncurrent assets/liabilities on the Consolidated Balance Sheets and in other within cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows.
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
Hedging Strategy
In the normal course of business, we manage risks relating to our ongoing business operations including those arising from changes in commodity prices, foreign exchange rates and interest rates. Fluctuations in these rates and prices can affect our operating results and financial condition. We use a variety of strategies, including the use of derivative instruments, to manage these risks. We do not enter into derivative financial instruments for trading or speculative purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases of materials used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of commodities.
Foreign Currency and Interest Rate Risk
We incur expenses associated with the procurement and production of products in a limited number of countries, while we sell in the local currencies of a large number of countries. Our primary foreign currency exchange exposures result from cross-currency sales of products. As a result, we enter into foreign exchange contracts to hedge certain firm commitments and forecasted transactions to acquire products and services that are denominated in foreign currencies. We enter into certain undesignated non-functional currency asset and liability hedges that relate primarily to short-term payables, receivables, intercompany loans and dividends. When we hedge a foreign currency denominated payable or receivable with a derivative, the effect of changes in the foreign exchange rates are reflected currently in interest and sundry (income) expense for both the payable/receivable and the derivative. Therefore, as a result of the economic hedge, we do not elect hedge accounting.
We also enter into hedges to mitigate currency risk primarily related to forecasted foreign currency denominated expenditures, intercompany financing agreements and royalty agreements and designate them as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur.
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. At December 31, 2019 there was a notional amount of $1,275 million of outstanding cross-currency interest rate swap agreements. At December 31, 2018 there were no outstanding cross-currency interest rate swap agreements.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. At December 31, 2019 there was a notional amount of $300 million of outstanding interest rate swap agreements. At December 31, 2018 there were no outstanding swap agreements.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at December 31, 2019 and 2018:

	Notional (local)		Notional (USD)		Current Maturity
Instrument	2019	2018	2019	2018
Senior note - 0.625%	€500	€500	$561	$573	March 2020
Foreign exchange forwards/options	MXN 7,200	MXN 7,200	$382	$366	August 2022

For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. As of December 31, 2019, there was no ineffectiveness on hedges designated as net investment hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2019 and 2018:

			Fair Value of				Type of Hedge (1)
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2019	2018	2019	2018	2019	2018		2019	2018
Derivatives accounted for as hedges
Commodity swaps/options	$174	$216	$4	$1	$10	$27	(CF)	21	30
Foreign exchange forwards/options	3,177	3,126	94	49	84	48	(CF/NI)	32	44
Cross-currency swaps	1,275	—	25	—	23	—	(CF)	110	0
Interest rate derivatives	300	—	6	—	—	—	(CF)	65	0
Total derivatives accounted for as hedges			$129	$50	$117	$75
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$3	$—	$—	$—	$—	N/A	7	0
Foreign exchange forwards/options	3,182	4,382	15	27	22	69	N/A	12	21
Total derivatives not accounted for as hedges			$15	$27	$22	$69
Total derivatives			$144	$77	$139	$144

Current			$55	$60	$61	$95
Noncurrent			89	17	78	49
Total derivatives			$144	$77	$139	$144

(1) Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

		Gain (Loss) Recognized in OCI (Effective Portion) (2)
Cash Flow Hedges - Millions of dollars		2019	2018
Commodity swaps/options		$(4)	$(51)
Foreign exchange forwards/options		60	131
Cross-currency swaps		9	—
Interest rate derivatives		6	(3)
Net Investment Hedges
Foreign currency		5	23
		$76	$100

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2019	2018
Commodity swaps/options (3)	Cost of products sold	$(22)	$22
Foreign exchange forwards/options	Net sales	(4)	(3)
Foreign exchange forwards/options	Cost of products sold	16	(5)
Foreign exchange forwards/options	Interest and sundry (income) expense	73	94
Cross-currency swaps	Interest and sundry (income) expense	26	—
Interest rate derivatives	Interest expense	(1)	(1)
		$88	$107

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
Derivatives not Accounted for as Hedges - Millions of dollars		2019	2018
Foreign exchange forwards/options	Interest and sundry (income) expense	$30	$19
(2) The tax impact of the cash flow hedges was $4 million and $7 million in 2019 and 2018, respectively. The tax impact of the net investment hedges was $2 million and $(15) million in 2019 and 2018, respectively.
(3) Cost for commodity swaps/options are recognized in cost of sales as products are sold.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2019 and 2018. There were no hedges designated as fair value in 2019 and 2018. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is nominal at December 31, 2019.
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
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 6 to the Consolidated Financial Statements for additional information on the goodwill and other intangibles impairment during 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2019	2018	2019	2018	2019	2018	2019	2018
Short-term investments (1)	$1,308	$578	$398	$5	$910	$573	$1,308	$578
Net derivative contracts	—	—	—	—	5	(67)	5	(67)
Available for sale investments	—	7	—	12	—	—	—	12
(1) Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of June 30, 2018 which is the balance sheet date at the end of the period in which the impairment charge was recorded.

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
Goodwill
We used a discounted cash flow analysis to determine the fair value of our EMEA reporting unit and consistent projected financial information in our analysis of goodwill and intangible assets. The discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit during the second quarter of 2018 utilized a discount rate of 12%. Based on the quantitative assessment performed, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment charge of $579 million in 2018.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for other intangible assets in the EMEA reporting unit during the second quarter of 2018 utilized discount rates ranging from 11.5% - 16% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative impairment assessment performed, the carrying value of certain other intangible assets, primarily the Indesit and Hotpoint* brands, exceeded their fair value, resulting in an impairment charge of $168 million in 2018.
See Note 6 to the Consolidated Financial Statements for additional information.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of 2019, we completed the sale of our South Africa business and adjusted the loss on disposal based on the carrying amount at the closing date. The adjustment was not material to the Consolidated Financial Statements.

See Note 17 to the Consolidated Financial Statements for additional information.

Naples Manufacturing Plant Restructuring Action

In connection with the restructuring actions for our Naples, Italy manufacturing plant, we recorded an impairment charge of $43 million for the write-down of certain assets to their fair value of $0. Fair value was based on a feasibility study considering future use internally and marketability externally (Level 2 input). These assets were fully impaired because they were determined to have no alternative use or salvage value and insufficient cash flows to support recoverability of the carrying amount.

See Note 14 to the Consolidated Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.00 billion and $4.17 billion at December 31, 2019 and 2018, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2017, 2018, and 2019, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2016	$(1,395)	$15	$(1,031)	$11	(2,400)
Unrealized gain (loss)	32	(4)	—	6	34
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	(15)	—	(15)
Tax effect	43	—	7	—	50
Other comprehensive income (loss), net of tax	75	(4)	(8)	6	69
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	75	(4)	(8)	6	69
December 31, 2017	$(1,320)	$11	$(1,039)	$17	$(2,331)
Unrealized gain (loss)	(272)	(30)	—	—	(302)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	(48)	—	(48)
Tax effect	(15)	7	13	—	5
Other comprehensive income (loss), net of tax	(287)	(23)	(35)	—	(345)
Less: Other comprehensive loss available to noncontrolling interests	2	—	—	—	2
Other comprehensive income (loss) available to Whirlpool	(289)	(23)	(35)	—	(347)
Adjustment to beginning accumulated other comprehensive loss	21	(21)	—	(17)	(17)
December 31, 2018	$(1,588)	$(33)	$(1,074)	$—	$(2,695)
Unrealized gain (loss)	54	(17)	—	—	37
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	52	—	52
Tax effect	2	4	(18)	—	(12)
Other comprehensive income (loss), net of tax	56	(13)	34	—	77
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	56	(13)	34	—	77
December 31, 2019	$(1,532)	$(46)	$(1,040)	$—	$(2,618)

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2019	2018	2017
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$1,184	$(183)	$350
Denominator for basic earnings per share – weighted-average shares	63.7	67.2	73.3
Effect of dilutive securities – stock-based compensation	0.5	—	1.1
Denominator for diluted earnings per share – adjusted weighted-average shares	64.2	67.2	74.4
Anti-dilutive stock options/awards excluded from earnings per share	1.3	1.9	0.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dividends
Dividends per share paid to shareholders were $4.75, $4.55 and $4.30 during 2019, 2018 and 2017, respectively.
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion. For the year ended December 31, 2019, we repurchased 1,043,121 shares at an aggregate purchase price of approximately $148 million under this program. At December 31, 2019, there were approximately $652 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(13)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $50 million, $51 million and $48 million in 2019, 2018, and 2017, respectively. Related income tax benefits recognized in earnings were $6 million, $9 million and $16 million in 2019, 2018, and 2017, respectively.
At December 31, 2019, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $47 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 25 months.
Share-Based Employee Incentive Plans
On April 17, 2018, our stockholders approved the 2018 Omnibus Stock and Incentive Plan ("2018 OSIP"). This plan was adopted by our Board of Directors on February 20, 2018 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2018 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2019, approximately 6.2 million shares remain available for issuance under the 2018 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, Disability, Retirement, or with the consent of the Committee (as defined in the award agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2019, 2018, and 2017 were $27.89, $38.34 and $44.01, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2019	2018	2017
Risk-free interest rate	2.5%	2.6%	1.9%
Expected volatility	28.5%	28.2%	32.0%
Expected dividend yield	3.4%	2.6%	2.3%
Expected option life, in years	5	5	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Option Activity
The following table summarizes stock option activity during 2019:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	2,291	$144.21
Granted	256	$139.24
Exercised	(85)	$100.84
Canceled or expired	(75)	$173.22
Outstanding at December 31	2,387	$144.01
Exercisable at December 31	1,861	$140.60

The total intrinsic value of stock options exercised was $4 million, $30 million and $22 million for 2019, 2018, and 2017, respectively. The related tax benefits were $1 million, $7 million and $8 million for 2019, 2018, and 2017, respectively. Cash received from the exercise of stock options was $8 million, $17 million, and $34 million for 2019, 2018, and 2017, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2019:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	2,274	1,861
Weighted-average exercise price per share	$144.32	$140.60
Aggregate intrinsic value	$42	$42
Weighted-average remaining contractual term, in years	5	4

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
Performance stock units are granted to executives on an annual basis and generally vest at the end of a three year performance period, converting to unrestricted common stock at the conclusion of the vesting period. The final award may equal 0% to 200% of the target grant, based on Whirlpool performance results relative to pre-established goals.
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2019, 2018, and 2017 were $127.26, $157.09 and $164.26, respectively. The total fair value of stock units vested during 2019, 2018, and 2017 was $28 million, $29 million and $29 million, respectively.
The following table summarizes stock unit activity during 2019:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	728	$150.63
Granted	394	$127.26
Canceled	(88)	$143.58
Vested and transferred to unrestricted	(229)	$138.40
Non-vested, at December 31	805	$144.48

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nonemployee Director Equity Awards
In 2019, each nonemployee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $145,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(14)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In 2015, we committed to a restructuring plan to integrate our Italian legacy operations with those of Indesit. The industrial restructuring plan which was approved by the relevant labor unions and signed by the Italian government in 2015, and which was amended in an agreement with the labor unions and Italian government in 2018, provided for the closure or repurposing of certain manufacturing facilities and headcount reductions at other facilities. In addition, the restructuring plan provided for headcount reductions in the salaried employee workforce. These actions were complete at December 31, 2019.
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey. At December 31, 2019, approximately $2 million remains to be expensed and the actions are substantially complete.
On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. On September 16, 2019, we entered into a preliminary agreement to sell the plant to a third-party purchaser and to support costs associated with the transition. Finalization of the transaction is subject to satisfaction of certain conditions precedent, including consultation with the unions and the Italian government. In October 2019, we announced that, based on further discussions with unions and the Italian government, we will continue production at the Naples manufacturing plant in the near-term and resume negotiations with unions and the Italian government related to our exit of the plant. Our preliminary agreement to sell the plant to a third-party purchaser remains in place, subject to these further negotiations. We intend to cease production in the plant and exit the facility in 2020.

In connection with this action, we incurred approximately $43 million in asset impairment costs, $8 million in other associated costs and $3 million in employee-related costs at December 31, 2019. We have revised our prior estimate of total costs from $127 million to approximately $145 million due to an additional $18 million of asset impairment costs incurred in the fourth quarter of 2019. We estimate that the remaining costs of approximately $91 million, including approximately $16 million in employee-related costs and approximately $75 million in other associated costs, will be incurred in 2020. The Company also believes that substantially all of the $98 million in estimated cash expenditures will occur in 2020. We expect these actions to be completed in 2020.

The following table summarizes the restructuring actions above for the year ended December 31, 2019 and the total costs to date for each plan:

Millions of dollars	2019	Total
Indesit	$9	$237
EMEA fixed cost actions	63	77
Naples	54	54

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables summarize the changes to our restructuring liability for the years ended December 31, 2019 and 2018:

Millions of dollars	12/31/2018	Charges to Earnings	Cash Paid	Non-Cash and Other	12/31/2019
Employee termination costs	$84	$84	$(111)	$—	$57
Asset impairment costs	—	74	(7)	(59)	8
Facility exit costs	(9)	22	(23)	—	(10)
Other exit costs	21	8	(5)	(2)	22
Total	$96	$188	$(146)	$(61)	$77

Millions of dollars	12/31/2017	Charge to Earnings	Cash Paid	Non-cash and Other	12/31/2018
Employee termination costs	$131	$155	$(202)	$—	$84
Asset impairment costs	—	43	—	(43)	—
Facility exit costs	2	41	(52)	—	(9)
Other exit costs	29	8	(11)	(5)	21
Total	$162	$247	$(265)	$(48)	$96

The following table summarizes 2019 restructuring charges by operating segment:

Millions of dollars	2019 Charges
North America	$—
EMEA	177
Latin America	11
Asia	—
Corporate / Other	—
Total	$188

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15) INCOME TAXES
Income tax expense was $354 million, $138 million, and $550 million in 2019, 2018 and 2017, respectively. The increase in tax expense in 2019 compared to 2018 is primarily due to higher earnings before tax, reduced foreign tax credits and the sale of Embraco, offset by net reductions in valuation allowances, and impacts from a legal entity merger.  As part of ongoing efforts to reduce costs and simplify the Company's legal entity structure, the Company has completed a statutory legal entity merger within our EMEA business.  The completion of the merger created a tax-deductible loss which was recognized in the fourth quarter of 2019, and resulted in a $147 million tax benefit.
The decrease in tax expense in 2018 compared to 2017 is primarily due to lower level of earnings, the reduction in statutory U.S. tax rate from 35% to 21%, impact of non-deductible goodwill impairments and government payment accruals, valuation allowances and tax planning actions.
The following table summarizes the difference between an income tax benefit at the United States statutory rate of 21% in 2019 and 2018, respectively, and 35% in 2017, and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2019	2018	2017
Earnings (loss) before income taxes
United States	$674	$729	$671
Foreign	878	(750)	216
Earnings (loss) before income taxes	$1,552	$(21)	$887

Income tax (benefit) expense computed at United States statutory rate	$326	$(4)	$310
U.S. government tax incentives	(21)	(11)	(13)
Foreign government tax incentives, including BEFIEX	(13)	(21)	(29)
Foreign tax rate differential	70	(24)	(14)
U.S. foreign tax credits	(86)	(260)	17
Valuation allowances	(150)	75	(68)
State and local taxes, net of federal tax benefit	42	23	29
Foreign withholding taxes	54	24	41
U.S. tax on foreign dividends and subpart F income	67	72	12
Settlements and changes in unrecognized tax benefits	113	72	48
U.S. Transition Tax	26	40	190
Changes in enacted tax rates	42	(54)	49
Nondeductible goodwill	—	139	—
Nondeductible fines & penalties	—	30	—
Sale of Embraco	58	—	—
Legal entity merger tax impact	(147)	—	—
Other items, net	(27)	37	(22)
Income tax computed at effective worldwide tax rates	$354	$138	$550

Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2019, 2018 and 2017:

	2019		2018		2017
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$203	$74	$(70)	$120	$138	$386
Foreign	432	(406)	182	(119)	213	(233)
State and local	42	9	12	13	12	34
	$677	$(323)	$124	$14	$363	$187
Total income tax expense		$354		$138		$550

United States Government Tax Legislation
On December 22, 2017, H.R.1 (the “Tax Cuts and Jobs Act”) was signed into law. Significant provisions impacting Whirlpool's 2017 and 2018 effective tax rate include the reduction in corporate tax rate from 35% to 21% effective in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2018, a one-time deemed repatriation (“Transition Tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign sourced earnings.
At December 31, 2017, pursuant to the SEC guidance under SAB118, the Company made a reasonable estimate of the provisional effects of the rate reduction on its existing deferred tax balances and the impact of the one-time Transition Tax. For the items for which the Company was able to determine a reasonable estimate, it recognized the following provisional impacts. The reduction in corporate tax rate resulted in a one-time tax expense in the amount of $49 million related to the revaluation of our U.S. net deferred tax asset. Transition Tax resulted in a one-time tax expense in the amount of $190 million. These amounts represented the Company's best estimate of the impact of the Tax Cuts and Jobs act, at that time.
At December 31, 2018, the Company has revised these estimated amounts and recognized an additional tax benefit in the amount of $54 million on the difference between the 2017 U.S. enacted tax rate of 35%, and the 2018 enacted tax rate of 21%, primarily related to a $350 million tax deductible pension plan contribution included on the Company's 2017 U.S. Corporation income tax return. The Company recognized additional tax expense of $95 million related to the Transition Tax, including $55 million of unrecognized tax benefits during the fourth quarter.
For the full year 2019, we recognized $26 million related to prior years resulting from the one time transition tax deemed repatriation on earnings of certain foreign subsidiaries that were previously tax deferred and related impacts. At December 31, 2019, we have recognized $299 million tax expense related to the Transition Tax, net of unrecognized tax benefits and other correlative adjustments. During 2019, the government issued additional clarifying regulations related to tax reform. As a result, the Company recorded an additional income tax liability related to an uncertain tax position in the amount of $117 million.
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. However, upon the enactment of the Tax Cuts and Jobs Act, the unremitted earnings and profits of our foreign subsidiaries and affiliates, subsequent to 1986, are subject to U.S. tax under the Transition Tax provision. Under the Transition Tax provision, the Company recognized a deemed remittance of $3.5 billion. The Company had cash and cash equivalents of approximately $2.0 billion at December 31, 2019, of which a significant majority substantially all was held by subsidiaries in foreign countries. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, they would likely not be subject to United States federal income tax under the previously taxed income or the dividend exemption rules.  We would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.
Valuation Allowances
At December 31, 2019, we had net operating loss carryforwards of $5.6 billion, $695 million of which were U.S. state net operating loss carryforwards. Of the total net operating loss carryforwards, $3.3 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2038. At December 31, 2019, we had $787 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2029 and 2038.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $192 million at December 31, 2019 consists of $111 million of net operating loss carryforward deferred tax assets and $81 million of other deferred tax assets. Our recorded valuation allowance was $348 million at December 31, 2018 and consisted of $286 million of net operating loss carryforward deferred tax assets and $62 million of other deferred tax assets. The decrease in our valuation allowance includes $150 million recognized in net earnings, with the remaining change related to reclassification within our net deferred tax asset. During 2019, the Company used proceeds from a bond offering to recapitalize various entities in EMEA which resulted in a reduction in the valuation allowance. In addition, the Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2019 and 2018:

Millions of dollars	2019	2018
Deferred tax liabilities
Intangibles	$439	$450
Property, net	175	195
Right of use assets	238	—
LIFO inventory	89	37
Other	215	262
Total deferred tax liabilities	$1,156	$944
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$787	$875
Lease liabilities	242	—
Pensions	66	144
Loss carryforwards	1,226	1,051
Postretirement obligations	145	99
Foreign tax credit carryforwards	39	—
Research and development capitalization	133	135
Employee payroll and benefits	96	98
Accrued expenses	93	154
Product warranty accrual	78	55
Receivable and inventory allowances	72	85
Other	574	536
Total deferred tax assets	3,551	3,232
Valuation allowances for deferred tax assets	(192)	(348)
Deferred tax assets, net of valuation allowances	3,359	2,884
Net deferred tax assets	$2,203	$1,940

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2019	2018	2017
Balance, January 1	$278	$219	$102
Additions for tax positions of the current year	20	21	25
Additions for tax positions of prior years	138	60	110
Reductions for tax positions of prior years	(26)	(5)	(1)
Settlements during the period	(4)	(8)	(10)
Lapses of applicable statute of limitation	(12)	(9)	(7)
Balance, December 31	$394	$278	$219

Interest and penalties associated with unrecognized tax benefits resulted in a net benefit of $4 million at December 31, 2019, a net expense of $2 million and $8 million in 2018 and 2017, respectively. We have accrued a total of $42 million, $46 million and $45 million at December 31, 2019, 2018 and 2017, respectively.
It is reasonably possible that certain unrecognized tax benefits of $4 million could be settled with various related jurisdictions during the next 12 months.
We are in various stages of audits by certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant United States federal tax examinations for the years before 2009, or any state, local or foreign income tax examinations by tax authorities for years before 2003.
(16)    SEGMENT INFORMATION
Our reportable segments are based upon geographic region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker evaluates performance based upon each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairments and certain other items that management believes are not indicative of the region's ongoing performance, if any. Intersegment sales are eliminated within each region except compressor sales out of Latin America through June 30, 2019, which are included in Other/Eliminations.
Sales to Lowe's, a North American retailer, represented approximately 13%, 12% and 10% of our consolidated net sales in 2019, 2018 and 2017, respectively. Lowe's also represented approximately 14% of our consolidated accounts receivable at December 31, 2019. The Company did not have any customer with accounts receivable of more than 10% of consolidated accounts receivable at December 31, 2018.
The United States individually comprised at least 10% of consolidated net sales in 2019, 2018 and 2017 in the amounts of $10.7 billion, $10.6 billion and $10.4 billion, respectively.
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2019 and 2018. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2019 and property, plant and equipment at December 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Millions of dollars	United States	Mexico	Italy	Poland	All Other Countries	Total
2019
Long-lived assets	$1,816	$431	$505	$422	$1,048	$4,222
2018
Long-lived assets	$1,335	$265	$533	$410	$871	$3,414

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2019	$11,477	$4,296	$3,177	$1,515	$(46)	$20,419
2018	11,374	4,536	3,618	1,587	(78)	21,037
2017	11,065	4,881	3,946	1,539	(178)	21,253
Intersegment sales
2019	$238	$83	$1,321	$334	$(1,976)	$—
2018	267	101	1,313	358	(2,039)	—
2017	271	118	1,273	289	(1,951)	—
Depreciation and amortization
2019	$195	$187	$65	$67	$73	$587
2018	196	204	111	72	62	645
2017	210	197	126	63	58	654
EBIT
2019	$1,462	$(30)	$172	$33	$102	$1,739
2018	1,342	(106)	210	83	(1,358)	171
2017	1,282	(19)	248	54	(516)	1,049
Total assets
2019	$7,791	$9,450	$4,226	$2,581	$(5,167)	$18,881
2018	7,161	7,299	4,745	2,636	(3,494)	18,347
2017	6,956	8,781	4,847	2,745	(3,291)	20,038
Capital expenditures
2019	$179	$124	$97	$80	$52	$532
2018	180	154	110	71	75	590
2017	172	219	137	106	50	684

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Twelve Months Ended December 31,
in millions	2019	2018	2017
Items not allocated to segments:
Restructuring costs	$(188)	$(247)	$(275)
Brazil indirect tax credit	180	—	—
Product warranty and liability expense	(131)	—	—
(Gain) loss on sale and disposal of businesses	437	—	—
Sale leaseback, real estate and receivable adjustment	86	—	—
Trade customer insolvency claim settlement	(59)	—	—
Impairment of goodwill and intangibles	—	(747)	—
French antitrust settlement	—	(103)	—
Trade customer insolvency	—	(30)	—
Out-of-period adjustment	—	—	(40)
Divestiture related transition costs	—	(21)	—
Corporate expenses and other	(223)	(210)	(201)
Total other/eliminations	$102	$(1,358)	$(516)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2019	2018	2017
Operating profit	$1,571	$279	$1,136
Interest and sundry (income) expense	(168)	108	87
Total EBIT	$1,739	$171	$1,049
Interest expense	187	192	162
Income tax expense	354	138	550
Net earnings (loss)	$1,198	$(159)	$337
Less: Net earnings (loss) available to noncontrolling interests	14	24	(13)
Net earnings (loss) available to Whirlpool	$1,184	$(183)	$350

(17)    DIVESTITURES AND HELD FOR SALE
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

In connection with the sale, we recorded a pre-tax gain, net of transaction and other costs, of $511 million ($350 million net of taxes) during the twelve months ended December 31, 2019. The gain calculation is subject to change based on finalization of the amounts for working capital and other customary post-closing adjustments.
Embraco was reported within our Latin America reportable segment and met the criteria for held for sale accounting through the closing date. The operations of Embraco did not meet the criteria to be presented as discontinued

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

operations. The assets and liabilities of Embraco were de-consolidated as of the closing date and there are no remaining carrying amounts in the Consolidated Balance Sheets at December 31, 2019.

The carrying amounts of the major classes of Embraco's assets and liabilities at December 31, 2018 include the following:

Millions of dollars
Accounts receivable, net of allowance of $8	$198
Inventories	165
Prepaid and other current assets	42
Property, net of accumulated depreciation of $616	364
Other noncurrent assets	49
Total assets	$818

Accounts payable	$361
Accrued expenses	27
Accrued advertising and promotion	12
Other current liabilities	55
Other noncurrent liabilities	34
Total liabilities	$489
The following table summarizes Embraco's earnings before income taxes for the twelve months ended December 31, 2019, 2018 and 2017:

Millions of dollars	2019	2018	2017
Earnings before income taxes	$47	$53	$90

South Africa Business Disposal

On June 28, 2019, we entered into an agreement to sell our South Africa operations for a cash purchase price of $5 million, subject to customary adjustments at closing.

On September 5, 2019, we completed the sale of our South Africa operations. In connection with the sale, we finalized the loss on disposal of $63 million which is recorded in the year ended December 31, 2019. The loss includes a charge of $29 million for the write-down of the assets of the disposal group to fair value and $34 million of cumulative foreign currency translation adjustments included in the carrying amount of the disposal group to calculate the impairment.

The South Africa business was reported within our EMEA reportable segment and met the criteria for held for sale accounting through the closing date. The operations of South Africa did not meet the criteria to be presented as discontinued operations.
See Note 11 to the Consolidated Financial Statements for additional information.
Divestiture of Turkey Domestic Sales Operations
For the year ended December 31, 2019, we incurred approximately $11 million of divestiture related costs, primarily inventory liquidation costs, related to the exit from our domestic sales operations in Turkey.
See Note 14 to the Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(18)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
	Dec. 31		Sept. 30		Jun. 30		Mar. 31
Millions of dollars, except per share data	2019(4)	2018	2019(3)	2018	2019	2018(2)	2019	2018
Net sales	$5,382	$5,660	$5,091	$5,326	$5,186	$5,140	$4,760	$4,911
Cost of products sold	4,334	4,710	4,350	4,431	4,254	4,260	3,948	4,099
Gross margin	1,048	950	741	895	932	880	812	812
Operating profit (loss)	424	309	693	299	191	(472)	263	143
Interest and sundry (income) expense	54	2	(29)	24	(63)	90	(130)	(8)
Net earnings (loss)	288	170	364	216	72	(639)	474	94
Net earnings (loss) available to Whirlpool	288	170	358	210	67	(657)	471	94

Per share of common stock:(1)
Basic net earnings (loss)	$4.56	$2.66	$5.62	$3.25	$1.04	$(9.50)	$7.36	$1.31
Diluted net earnings (loss)	4.52	2.64	5.57	3.22	1.04	(9.50)	7.31	1.30
Dividends	1.20	1.15	1.20	1.15	1.20	1.15	1.15	1.10

(1)	The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.
(2) The operating loss and net loss for the three months ended June 30, 2018 includes an impairment of goodwill and other intangibles of $747 million. The net loss for the three months ended June 30, 2018 also includes a $103 million charge related to the FCA settlement agreement. See Note 6, Note 8 and Note 11 to the Consolidated Financial Statements for additional information.
(3) The operating profit and net earnings for the three months ended September 30, 2019 includes a gain on sale and disposal of businesses of $437 million, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA- produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information.
(4) The gross margin for the three months ended December 31, 2019 includes a gain of $95 million related to the sale and leaseback transaction. See Note 1 to the Consolidated Financial Statements for additional information.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 110 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.
Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 114 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, Section 16(a) compliance, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," "Delinquent Section 16(a) Reports," and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the Proxy Statement, which is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics, titled "Our Integrity Manual", is posted on our website at whirlpoolcorp.com/ethics. Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on this website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Integrity Manual from:

Investor Relations
Whirlpool Corporation
2000 North M-63
Mail Drop 2609
Benton Harbor, MI 49022-2692
Telephone: (269) 923-2641
Whirlpool has also adopted Corporate Governance Guidelines and written charters for its Audit, Finance, Human Resources and Corporate Governance and Nominating Committees, all of which are posted on our website: whirlpoolcorp.com (scroll to the bottom of the main page and click on "Policies.") Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors can be found under the captions "Nonemployee Director Compensation," "Compensation Discussion and Analysis," "2019 Executive Compensation Tables," "Pay Ratio Disclosure," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 115 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 102 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2019

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(c). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a "(Z)."

Number and Description of Exhibit
2(i)**
Purchase Agreement dated April 24, 2018 by and among Whirlpool Corporation, certain subsidiaries thereof, and Nidec Corporation [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed on April 24, 2018]

2(ii)**
Amendment dated May 3, 2019 to Purchase Agreement dated April 24, 2018 by and among Whirlpool Corporation, certain subsidiaries thereof, and Nidec Corporation [Incorporated by reference from Exhibit 2.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended June 30, 2019]

3(i)
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

4(viii)*	Description of Whirlpool Corporation's securities

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
Fourth Amended and Restated Long Term Credit Agreement dated as of August 6, 2019 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Canada Holding Co., Whirlpool Global B.V., Whirlpool UK Appliances Limited, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2019]

10(iii)(a)
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

10(iii)(ii)*	Permanent Employment Contract dated April 1, 2019, between Whirlpool EMEA S.p.A. and Gilles Morel (Z)

10(iii)(jj)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2019]

10(iii)(kk)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Grant Document (Z) [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2019]

10(iii)(ll)
Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Restricted Stock Unit Award Document (Z) [Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2019]

10(iii)(mm)
Aircraft Time Sharing Agreement dated as of July 29, 2019 by and between Whirlpool Corporation and Marc Bitzer [Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2019]

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed Herewith
** Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 11, 2020
James W. Peters Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James W. Peters

/s/ CHRISTOPHER S. CONLEY	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher S. Conley

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

MICHAEL F. JOHNSTON*	Director
Michael F. Johnston

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

WILLIAM D. PEREZ*	Director
William D. Perez

PATRICIA K. POPPE*	Director
Patricia K. Poppe

LARRY O. SPENCER*	Director
Larry O. Spencer

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 11, 2020
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
The audit committee of the Board of Directors of the Company is composed of six independent directors who, in the opinion of the board, meet the relevant financial experience, literacy, and expertise requirements. The audit committee provides independent and objective oversight of the Company's accounting functions and internal controls and monitors (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements, (3) the independent registered public accounting firm's qualifications and independence, and (4) the performance of the Company's internal audit function and independent registered public accounting firm. In performing these functions, the committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and the independent registered public accounting firm, including the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations," to monitor the adequacy of financial disclosure. The committee also has the responsibility to retain and terminate the Company's independent registered public accounting firm and exercise the committee's sole authority to review and approve all audit engagement fees and terms and pre-approve the nature, extent, and cost of all non-audit services provided by the independent registered public accounting firm.

/s/ JAMES W. PETERS
James W. Peters
Executive Vice President and Chief Financial Officer
February 11, 2020

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2019.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 114.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 11, 2020	February 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Europe, Middle East, and Africa (EMEA) Reporting Unit Goodwill and Certain EMEA Indefinite Lived Intangible Assets

Description of the Matter
At December 31, 2019, the balance of the Company's goodwill related to the EMEA reporting unit was $302 million and the balance of the Indesit and Hotpoint indefinite lived brand intangible assets was $213 million and $151 million, respectively. As discussed in Note 1 and Note 6 to the consolidated financial statements, goodwill and indefinite lived intangible assets are tested for impairment at least annually or when impairment indicators are present at the reporting unit or intangible asset level, respectively.
Auditing management's assessment of the estimated fair value of the EMEA reporting unit goodwill was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions utilized in the valuation process. The fair value estimate was sensitive to significant assumptions such as revenue growth, EBIT margins and the discount rate. The estimate also included assumptions related to the terminal growth rate, tax rate, capital expenditures, depreciation and amortization and changes in working capital requirements. In addition, auditing management's assessment of the estimated fair value of both the Indesit and Hotpoint indefinite lived brand intangible assets was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions used in the valuation process. The fair value estimate was sensitive to significant assumptions such as future revenue, royalty rate and discount rate. The estimate also included assumptions related to the tax rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill and indefinite lived intangible asset fair value assessment process. This included testing controls over management's review over the projected financial information and other key assumptions used in the valuation model as well as controls over the carrying value of the EMEA reporting unit and both the Indesit and Hotpoint brand intangibles.
To test the estimated fair value of goodwill related to the EMEA reporting unit as well as the Indesit and Hotpoint indefinite lived brand intangible assets, we performed audit procedures that included, among others, assessing methodologies used in the model and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to current industry and economic trends, changes to the Company's business model, customer base or product mix and other relevant factors. We assessed the reasonableness of management's projections used in the fair value calculation and obtained support for initiatives supporting these projections. We also compared previous forecasts to actual results to assess management's forecasting process. For example, for forecasted revenue we compared the revenue growth assumptions to the Company's historical growth rate, external economic and industry data, and various business plans designed to grow revenue. To assess the discount rate, we reviewed the methodology used by the Company and considered each input relative to current economic factors.
We involved valuation specialists to assist in evaluating the key assumptions and methodologies. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the EMEA reporting unit and the indefinite lived intangible assets that would result from changes in the assumptions. In addition, we tested the mathematical accuracy of the model.

Valuation of Unrecognized Income Tax Benefits and Indirect Tax Matters

Description of the Matter
As of December 31, 2019, the Company has Unrecognized Income Tax Benefits and indirect tax matters as described in Note 8 and Note 15 to the consolidated financial statements, respectively. These matters also include assessments disclosed in the BEFIEX Credits and Other Brazil Tax Matters section of Note 8 of $619 million related to Brazilian income tax and indirect tax matters. As described in Note 13, the Company has unrecognized tax benefits of $394 million. The Company records the benefits of an uncertain tax position in the consolidated financial statements after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits. The Company accrues liabilities for the contingencies which relate to indirect tax matters when a loss probable and the amount or range of loss is reasonably estimable.
Auditing management's accounting and disclosure for these unrecognized tax benefits and indirect tax matters was complex because the evaluation is based on interpretations of domestic and international tax laws, is subjective, requires significant judgment and often requires the use of subject matter resources to assist in the evaluation.

How We Addressed the Matter in Our Audit
We identified and tested controls that address the risk of material misstatement relating to the valuation of these income tax and indirect tax matters. This included, among others, testing controls over the Company's process to assess the technical merits and measurement of these positions. We also tested the Company's process to determine the disclosure for these matters.

With the assistance of our income tax professionals and subject matter resources, we performed audit procedures that included, among others, evaluating the technical merits, measurement and related disclosure for the Company's positions. For example, we assessed the inputs utilized and the conclusions reached in the assessments performed by the management, and compared the methods used to alternative methods. We also reviewed certain legal opinions obtained from external advisors and internal legal counsel, examined the Company's communications with the relevant tax authorities and read the minutes of the meetings of the committees of the board of directors. In addition, we used our knowledge of historical settlement activity, tax laws, and other market information to evaluate the technical merits of the Company's positions. Furthermore, we monitored leading cases within the respective jurisdictions to determine if precedence set in those rulings impacted the Company's cases and we monitored external sources for any information which could impact these cases.

Revenue Recognition - Completeness and Valuation of Customer Sales Incentives (Promotions Liabilities)

Description of the Matter
At December 31, 2019, the Company's accrued promotional liability was $949 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.

Auditing the accrued promotions liability was complex and subjective due to the large volume of activity, the manual nature of adjustments made to the liability in certain countries, and the inherent estimation uncertainty in the process performed to estimate the reduction to revenue and corresponding promotional liability. In addition, assessing the completeness of the accrual required significant auditor judgement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the completeness and valuation of the reduction to revenue and corresponding promotional liability. For example, we tested controls over management's review of adjustments to the accrual, as well as their review of significant assumptions to the accrual, including the validation of third-party sales data.

Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing key customer contractual agreements and third-party sales data. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2019 financial statements. In addition, to assess management's estimation accuracy, we perform a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid.

We also performed analytical procedures on a disaggregated level and performed inquiries of sales personnel and key finance management personnel. In addition, we sent confirmations to third parties, which included confirmation of the sales incentive amounts owed to customers.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 11, 2020 expressed an unqualified opinion thereon.

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
February 11, 2020

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2019, 2018 and 2017
(Millions of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2019:	$136	$16	$(20)	$132
Year Ended December 31, 2018:	157	54	(75)	136
Year Ended December 31, 2017:	185	73	(101)	157
Deferred tax valuation allowance (2)
Year Ended December 31, 2019:	$348	$(150)	$(6)	$192
Year Ended December 31, 2018:	178	75	95	348
Year Ended December 31, 2017:	150	(64)	92	178
(1) With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. In 2018 the amount also includes an adjustment for Embraco compressor business, for additional information refer to Note 17 to the Consolidated Financial Statements. Recoveries were nominal for 2019, 2018 and 2017.
(2) For additional information about our deferred tax valuation allowances, refer to Note 15 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]