Form 10-Q
period 2020-03-31
WHIRLPOOL CORP /DE/
filed 2020-05-01
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 24, 2020
Common stock, par value $1.00 per share	62,163,066

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2020

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices, and the impact of COVID-19 pandemic on our operations and financial condition. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (2) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (3) Whirlpool's ability to maintain its reputation and brand image; (4) the ability of Whirlpool to achieve its business plans, productivity improvements, and cost control objectives, and to leverage its global operating platform, and accelerate the rate of innovation; (5) Whirlpool's ability to obtain and protect intellectual property rights; (6) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (7) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (8) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (9) product liability and product recall costs; (10) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (11) our ability to attract, develop and retain executives and other qualified employees; (12) the impact of labor relations; (13) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (14) Whirlpool's ability to manage foreign currency fluctuations; (15) impacts from goodwill impairment and related charges; (16) triggering events or circumstances impacting the carrying value of our long-lived assets; (17) inventory and other asset risk; (18) the uncertain global economy and changes in economic conditions which affect demand for our products; (19) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (20) changes in LIBOR, or replacement of LIBOR with an alternative reference rate; (21) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (22) the effects and costs of governmental investigations or related actions by third parties; (23) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs; and (24) COVID-19 pandemic-related business disruption and economic uncertainty.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2020	2019
Net sales	$4,325	$4,760
Expenses
Cost of products sold	3,625	3,948
Gross margin	700	812
Selling, general and administrative	420	505
Intangible amortization	15	18
Restructuring costs	5	26
Operating profit	260	263
Other (income) expense
Interest and sundry (income) expense	(1)	(130)
Interest expense	42	51
Earnings before income taxes	219	342
Income tax expense (benefit)	72	(132)
Net earnings	147	474
Less: Net earnings (loss) available to noncontrolling interests	(5)	3
Net earnings available to Whirlpool	$152	$471
Per share of common stock
Basic net earnings available to Whirlpool	$2.42	$7.36
Diluted net earnings available to Whirlpool	$2.41	$7.31
Dividends declared	$1.20	$1.15
Weighted-average shares outstanding (in millions)
Basic	62.8	64.0
Diluted	63.3	64.5

Comprehensive income	$52	$567
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$2,837	$1,952
Accounts receivable, net of allowance of $124 and $132, respectively	1,931	2,198
Inventories	2,543	2,438
Prepaid and other current assets	851	810
Total current assets	8,162	7,398
Property, net of accumulated depreciation of $6,388 and $6,444, respectively	3,156	3,301
Right of use assets	886	921
Goodwill	2,424	2,440
Other intangibles, net of accumulated amortization of $600 and $593, respectively	2,185	2,225
Deferred income taxes	2,132	2,238
Other noncurrent assets	450	358
Total assets	$19,395	$18,881
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,065	$4,547
Accrued expenses	527	652
Accrued advertising and promotions	505	949
Employee compensation	285	450
Notes payable	2,392	294
Current maturities of long-term debt	—	559
Other current liabilities	802	918
Total current liabilities	8,576	8,369
Noncurrent liabilities
Long-term debt	4,662	4,140
Pension benefits	501	542
Postretirement benefits	315	322
Lease liabilities	720	778
Other noncurrent liabilities	641	612
Total noncurrent liabilities	6,839	6,394
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 62 million and 63 million shares outstanding, respectively	112	112
Additional paid-in capital	2,811	2,806
Retained earnings	7,947	7,870
Accumulated other comprehensive loss	(2,715)	(2,618)
Treasury stock, 50 million and 49 million shares, respectively	(5,095)	(4,975)
Total Whirlpool stockholders' equity	3,060	3,195
Noncontrolling interests	920	923
Total stockholders' equity	3,980	4,118
Total liabilities and stockholders' equity	$19,395	$18,881

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2020	2019
Operating activities
Net earnings	$147	$474
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	135	142
Changes in assets and liabilities:
Accounts receivable	125	(39)
Inventories	(203)	(475)
Accounts payable	(244)	(182)
Accrued advertising and promotions	(415)	(271)
Accrued expenses and current liabilities	(193)	29
Taxes deferred and payable, net	40	(190)
Accrued pension and postretirement benefits	(11)	(23)
Employee compensation	(145)	(44)
Other	(50)	(316)
Cash provided by (used in) operating activities	(814)	(895)
Investing activities
Capital expenditures	(82)	(85)
Proceeds from sale of assets and business	26	2
Other	—	(3)
Cash provided by (used in) investing activities	(56)	(86)
Financing activities
Net proceeds from borrowings of long-term debt	541	695
Repayments of long-term debt	(566)	(939)
Net proceeds (repayments) from short-term borrowings	2,111	991
Dividends paid	(75)	(73)
Repurchase of common stock	(121)	(50)
Common stock issued	3	3
Cash provided by (used in) financing activities	1,893	627
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(138)	11
Increase (decrease) in cash, cash equivalents and restricted cash	885	(343)
Cash, cash equivalents and restricted cash at beginning of year	1,952	1,538
Cash, cash equivalents and restricted cash at end of year	$2,837	$1,195

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2019.
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
Risks and Uncertainties

COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. It is possible the pandemic could materially impact our financial results in future periods. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2020 and for the three-months ended March 31, 2020.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after May 1, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-life intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint* and Maytag trademarks continue to be at risk at March 31, 2020. The goodwill in our other reporting units or indefinite-lived intangible assets is not at risk for future impairment.

The potential impact of COVID-19 related demand disruptions and related production impacts on our operating results for the EMEA reporting unit in the short-term is uncertain, but we remain committed to the strategic actions necessary to realize the long-term forecasted EBIT margins and expect that the macroeconomic environment will recover in the medium to long-term. The potential negative demand effect on revenues for the Indesit and Hotpoint* trademarks and the Maytag trademark is also uncertain given the volatile environment, but we expect that demand and production levels will also recover.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2020.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance in EMEA or for our Indesit, Hotpoint* and Maytag trademarks or a lack of recovery or further decline in the Company’s market capitalization, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. The changing and volatile macro-economic conditions connected with the COVID-19 pandemic may cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted.
Other Accounting Matters
Synthetic lease arrangements
In the first quarter of 2020, we entered into a synthetic lease arrangement with a financial institution for non-core properties in the North America region. The term of these leases commenced in the first quarter of 2020 and will expire five years after commencement. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. These arrangements include a residual value guarantee that could potentially come due in future periods. The current obligation residual value guarantee is not material as of March 31, 2020. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term.
We assessed the lease classification of the agreements and determined they were operating leases. These leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets for a nominal amount. Rental payments are calculated at the applicable LIBOR rate plus a margin and the annual lease payments are nominal
Adoption of New Accounting Standards
On January 1, 2020 we adopted Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The guidance in ASU 2016-13 creates a new impairment standard replacing the current "incurred loss" model. The incurred loss model required that for a loss to be impaired and recognized on the financial statements it must be probable that it has been incurred at the measurement date. The new standard utilizes an "expected credit loss" model also referred to as "the current expected credit loss" (CECL) model. Under CECL, there is no threshold for impairment loss recognition, but it instead reflects a current estimate of all expected credit losses. The adoption of this standard did not have a material impact to the Consolidated Condensed Financial Statements.
For additional information on the required disclosures related to the impact of adopting this standard, see Note 2 to the Consolidated Condensed Financial Statements.
We adopted the following standards, none of which have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2018-13	Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred In a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020
2018-18	Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020

All other newly issued and effective accounting standards during 2020 were not relevant or material to the Company.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Accounting Pronouncements Issued But Not Yet Effective
In March 2020, the FASB issued Update 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients: simplify accounting analyses under current U.S. GAAP for contract modifications, simplify the assessment of hedge effectiveness, allow hedging relationships affected by reference rate reform to continue and allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of adopting this guidance.
In December 2019, the FASB issued Update 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments in this Update affect entities within the scope of Topic 740, Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.
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
(2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all product categories in each operating segment. For additional information on the disaggregated revenues by geographic regions, see Note 14 to the Consolidated Condensed Financial Statements.

	Three Months Ended March 31,
Millions of dollars	2020	2019
Major product categories:
Laundry	$1,330	$1,483
Refrigeration	1,362	1,363
Cooking	943	1,044
Dishwashing	371	364
Total major product category net sales	$4,006	$4,254
Compressors(1)	—	312
Spare parts and warranties	228	191
Other	90	3
Total net sales	$4,325	$4,760

(1)	Change in compressors compared to the prior year is due to the divestiture of the Embraco compressor business.
The impact to revenue related to prior period performance obligations was not material for the three months ended March 31, 2020.

Allowance for Expected Credit Losses and Bad Debt Expense

We estimate our expected credit losses primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses are evaluated and controlled within each geographic region considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve. The adoption of the new credit loss standard did not have a material impact on the Consolidated Condensed Financial Statements as of March 31, 2020.
The following table summarizes our allowance for doubtful accounts by operating segment for the three months ended March 31, 2020.

Millions of dollars	December 31, 2019	Charged to Earnings	Write-offs	Foreign Currency	March 31, 2020
North America	$4	$1	$—	$—	$5
EMEA	83	1	(9)	(4)	71
Latin America	33	6	—	(6)	33
Asia	12	4	—	(1)	15
Consolidated	$132	$12	$(9)	$(11)	$124

We also have an allowance on certain financing receivables that are recorded in prepaid and other current assets and other noncurrent assets on our Consolidated Condensed Balance Sheets. The allowance at March 31, 2020 and December 31, 2019 was approximately $41 million and $48 million, respectively. The amount charged to earnings and write-offs for the three months ended March 31, 2020 was immaterial.
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	March 31,
Millions of dollars	2020	2019
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$2,837	$1,163
Restricted cash included in prepaid and other current assets (1)	—	32
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$2,837	$1,195

(1)	Change in restricted cash reflects realization of foreign currency translation adjustments of $(2) million for the three months ended March 31, 2019 compared to the prior fiscal year end.

	December 31,
Millions of dollars	2019	2018
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$1,952	$1,498
Restricted cash included in prepaid and other current assets	—	40
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,952	$1,538

Restricted cash was used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition. In 2019, we spent the remaining amount for these purposes resulting in restricted cash of $0 at December 31, 2019.

(4)    INVENTORIES
The following table summarizes our inventories at March 31, 2020 and December 31, 2019:

Millions of dollars	March 31, 2020	December 31, 2019
Finished products	$2,063	$1,979
Raw materials and work in process	619	602
	2,682	2,581
Less: excess of FIFO cost over LIFO cost	(139)	(143)
Total inventories	$2,543	$2,438

LIFO inventories represented 42% and 43% of total inventories at March 31, 2020 and December 31, 2019, respectively.
(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2020 and December 31, 2019:

Millions of dollars	March 31, 2020	December 31, 2019
Land	$88	$97
Buildings	1,503	1,540
Machinery and equipment	7,953	8,108
Accumulated depreciation	(6,388)	(6,444)
Property, plant and equipment, net	$3,156	$3,301

During the three months ended March 31, 2020, we disposed of buildings, machinery and equipment with a net book value of $18 million. The net gain on the disposals were not material.
(6)    FINANCING ARRANGEMENTS
Debt Offering
On February 21, 2020, Whirlpool EMEA Finance S.à r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a bond offering consisting of €500 million (approximately $540 million) in principal amount of 0.50% Senior Notes due in 2028 (the "Notes") in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The Notes were issued under an indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à r.l, as issuer, Whirlpool Corporation, as parent guarantor, and U.S. Bank National Association, as trustee. Whirlpool Corporation has fully and unconditionally guaranteed the Notes on a senior unsecured basis. The Notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
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
Debt Repayment
On March 12, 2020, €500 million (approximately $566 million) of 0.625% senior notes matured and were repaid.
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
Credit Facilities
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A.. as Administrative Agent. The 364-Day Facility provides aggregate borrowing capacity of $500 million, and has a termination date of April 26, 2021.
The interest and fee rates payable with respect to the 364-Day Facility based on the Company’s current debt rating are as follows: (1) the Eurodollar Margin is 1.625%; (2) the spread over prime is 0.625%; and (3) the unused commitment fee is 0.400%, as of April 27, 2020. The 364-Day Facility contains customary covenants and warranties which are consistent with the Company’s $3.5 billion revolving credit facility,  including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level.
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion, an increase of $500 million from the Company's prior amended and restated credit agreement. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated. On March 13, 2020 we initiated a borrowing of approximately $2.2 billion under this agreement and for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment.
The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over EURIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.100%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt at the subsidiary level. We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of March 31, 2020.
At March 31, 2020, we had $2.2 billion outstanding and $1.3 billion of remaining availability under the Amended Long-Term Facility. We had no borrowings outstanding under the Amended Long-Term Facility at December 31, 2019.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil and India. The committed credit facilities in Brazil and India provide borrowings up to 1 billion Brazilian reais and 1 billion Indian rupees (approximately $206 million at March 31, 2020 and $262 million at December 31, 2019), maturing through 2022. On August 5, 2019 we terminated a €250 million European revolving credit facility that we entered into in July 2015. The termination of this facility did not have a material impact on our Consolidated Condensed Financial Statements.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

The following table summarizes the carrying value of notes payable at March 31, 2020 and December 31, 2019:

Millions of dollars	March 31, 2020	December 31, 2019
Commercial paper	$197	$274
Short-term borrowings due to banks	2,195	20
Total notes payable	$2,392	$294

Short-term borrowings due to banks include the current portion of the outstanding amount under the Amended Long-Term Facility which is expected to be repaid in the next twelve months.
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $241 million and $348 million as of March 31, 2020 and December 31, 2019, respectively.
(7)    COMMITMENTS AND CONTINGENCIES
Embraco Antitrust Matters
Beginning in February 2009, our former Embraco compressor business headquartered in Brazil ("Embraco") was notified of antitrust investigations of the global compressor industry by government authorities in various jurisdictions. Embraco resolved the government investigations and related claims in various jurisdictions and certain other claims remain pending.
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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period was subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling was subsequently affirmed by the Brazilian Supreme Court, and is now final. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. At March 31, 2020, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2020. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $377 million at March 31, 2020).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 255 million Brazilian reais (approximately $49 million at March 31, 2020), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. We estimate the possible losses related to these assessments to be approximately 293 million Brazilian reais (approximately $56 million at March 31, 2020). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
In addition to the IPI tax credit and PIS/COFINS inputs matters noted above, other assessments issued by the Brazilian tax authorities related to indirect and income tax matters, and other matters, are at various stages of review in numerous administrative and judicial proceedings. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. We may experience additional delays in resolving these matters as a result of COVID-19-related administrative and judicial system temporary closures in Brazil. Amounts at issue in potential future litigation could increase as a result of interest and penalties in future periods. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.
ICMS Credits
We also filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales including ICMS receipts, which is a form of Value Added Tax in Brazil. During 2017, we sold the rights to certain portions of this litigation to a third party for 90 million Brazilian reais (approximately $27 million at December 31, 2017). In the first quarter of 2019, we received a favorable decision in the largest of these ICMS legal actions. This decision is final and not subject to appeals. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $84 million, after related taxes and fees and based on exchange rates then in effect, during the first quarter of 2019 in connection with this decision. This amount reflects approximately $142 million in indirect tax credits ("credits") that we are entitled to monetize in future periods, offset by approximately $58 million in taxes and fees, which have been paid.
In the second quarter of 2019, we received favorable final, non-appealable decisions in two smaller ICMS legal actions. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $35 million, after related taxes and fees and based on exchange rates then in effect, during the second quarter of 2019 in connection with this decision. This amount reflects approximately $54 million in credits that we are entitled to monetize in future periods, offset by approximately $18 million in taxes, which have been paid, and $1 million in fees that we anticipate will be paid in 2020.
The ICMS credits and related fees are recorded in interest and sundry (income) expense in our Consolidated Statements of Comprehensive Income (Loss). The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, and a scheduled hearing has been delayed and it is not known when such hearing will be rescheduled.

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
Trade Customer Insolvency
In 2017, Alno AG and certain affiliated companies filed for insolvency protection in Germany. Bauknecht Hausgeräte GmbH, a subsidiary of the Company, was a long-standing supplier to Alno and certain of its affiliated companies. The Company was also a former indirect minority shareholder of Alno. In August 2018, the insolvency trustee asserted €174.5 million in clawback and related claims against Bauknecht. In January 2020, we entered into an agreement to settle all potential claims that the insolvency trustee may have related to this matter, resulting in a one-time charge of €52.75 million (approximately $59 million as of December 31, 2019), which was recorded in interest and sundry (income) expense in the Consolidated Statements of Income for the year ended December 31, 2019.
Other Litigation
We are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
We are currently vigorously defending a number of other lawsuits related to the manufacture and sale of our products which include class action allegations, and may become involved in similar actions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection laws. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial statements. We may experience additional delays in resolving these and other pending litigation matters as a result of COVID-19-related temporary court and administrative body closures and postponements.

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2020	2019
Balance at January 1	$383	$268
Issuances/accruals during the period	47	67
Settlements made during the period/other	(124)	(80)
Balance at March 31	$306	$255

Current portion	$179	$182
Non-current portion	127	73
Total	$306	$255

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the three months ended March 31, 2020, settlements of approximately $38 million have been incurred related to this product recall.

For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. For the three months ended March 31, 2020, we incurred no additional product warranty expense related to this campaign. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain credit worthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2020 and December 31, 2019, the guaranteed amounts totaled 544 million Brazilian reais (approximately $105 million at March 31, 2020) and 577 million Brazilian reais (approximately $143 million at December 31, 2019), respectively. The fair value of these guarantees were nominal at March 31, 2020 and December 31, 2019. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and credit facilities available under these lines for consolidated subsidiaries totaled $3.3 billion at March 31, 2020 and $2.6 billion at December 31, 2019. Our total short-term outstanding bank indebtedness under guarantees was nominal at both March 31, 2020 and December 31, 2019.

(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$2	$1	$2	$2
Interest cost	25	31	4	6	3	4
Expected return on plan assets	(41)	(44)	(8)	(7)	—	—
Amortization:
Actuarial loss	15	12	3	2	—	—
Prior service credit	—	(1)	—	—	(2)	(2)
Settlement and curtailment (gain) loss	—	—	—	1	—	(7)
Net periodic benefit cost (credit)	$—	$(1)	$1	$3	$3	$(3)

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Operating profit (loss)	$1	$1	$2	$1	$2	$2
Interest and sundry (income) expense	(1)	(2)	(1)	2	1	(5)
Net periodic benefit cost	$—	$(1)	$1	$3	$3	$(3)

401(k) Defined Contribution Plan

During March 2020, we announced that the company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees will be contributed in company stock starting from May 2020.

(9)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value or net investment hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. If the designated cash flow hedges are highly effective, the gains and losses are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in accumulated other comprehensive income (loss) would be recognized in earnings. The fair value of the hedge asset or liability is present in either other current assets/liabilities or other noncurrent assets/liabilities on the Consolidated Condensed Balance Sheets and in other within cash provided by (used in) operating activities in the Consolidated Condensed Statements of Cash Flows.
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at March 31, 2020 and December 31, 2019.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There was a notional amount of $300 million of outstanding interest rate swap agreements at March 31, 2020 and December 31, 2019.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at March 31, 2020 and December 31, 2019:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2020		2019		2020	2019
Senior note - 0.625%		€—		€500	$—	$561	March 2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$307	$382	August 2022

For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated

Condensed Statements of Comprehensive Income. As of March 31, 2020 and December 31, 2019, there was no ineffectiveness on hedges designated as net investment hedges. Due to the volatility in the macroeconomic environment caused by COVID-19 pandemic, we have evaluated and dedesignated a nominal amount of certain foreign exchange cash flow hedges during the three months ended March 31, 2020.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2020 and December 31, 2019:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2020	2019	2020	2019	2020	2019		2020	2019
Derivatives accounted for as hedges(1)
Commodity swaps/options	$237	$174	$—	$4	$55	$10	(CF)	36	21
Foreign exchange forwards/options	2,923	3,177	183	94	17	84	(CF/NI)	143	32
Cross-currency swaps	1,275	1,275	115	25	—	23	(CF)	107	110
Interest rate derivatives	300	300	—	6	64	—	(CF)	62	65
Total derivatives accounted for as hedges			$298	$129	$136	$117
Derivatives not accounted for as hedges
Commodity swaps/options	1	1	—	—	—	—	N/A	4	7
Foreign exchange forwards/options	$2,511	$3,182	$48	$15	$30	$22	N/A	9	12
Total derivatives not accounted for as hedges			48	15	30	22
Total derivatives			$346	$144	$166	$139

Current			$167	$55	$77	$61
Noncurrent			179	89	89	78
Total derivatives			$346	$144	$166	$139

(1)	Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments and foreign currency debt designated as net investment hedges in our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options		$(55)	$22
Foreign exchange forwards/options		105	28
Cross-currency swaps		120	(17)
Interest rate derivatives		(71)	—
Net Investment Hedges
Foreign currency		67	1
		166	34

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options (3)	Cost of products sold	$(7)	$(3)
Foreign exchange forwards/options	Net sales	—	(1)
Foreign exchange forwards/options	Cost of products sold	—	5
Foreign exchange forwards/options	Interest and sundry (income) expense	(32)	37
Cross-currency swaps	Interest and sundry (income) expense	27	8
Interest rate derivatives	Interest expense	—	1
		(12)	47

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2020	2019
Foreign exchange forwards/options	Interest and sundry (income) expense	$42	$29

(2)
Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2020 is primarily driven by currency fluctuations and declines in commodity prices and interest rates compared to the prior year. The tax impact of the cash flow hedges was $(23) million and $5 million for the three months ended March 31, 2020 and 2019, respectively. The tax impact of the net investment hedges was $(24) million and $1 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Cost for commodity swaps/options are recognized in cost of sales as products are sold.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2020, and 2019. There were no hedges designated as fair value for the periods ended March 31, 2020, and 2019. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $78 million at March 31, 2020.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1(2)		Level 2		Total
Measured at fair value on a recurring basis:	2020	2019	2020	2019	2020	2019	2020	2019
Short-term investments (1)	$1,967	$1,308	$1,210	$398	$757	$910	$1,967	$1,308
Net derivative contracts	—	—	—	—	180	5	180	5

(1)	Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.

(2)	Increase in level 1 investments reflect invested proceeds from the borrowings due to banks, including the current portion outstanding under the Amended Long-Term Facility.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.65 billion and $5.00 billion at March 31, 2020 and December 31, 2019, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2019	$4,118	$7,870	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings	147	152	—	—	—	(5)
Other comprehensive income	(95)	—	(97)	—	—	2
Comprehensive income	52	152	(97)	—	—	(3)
Stock issued (repurchased)	(115)	—	—	(115)	—	—
Dividends declared	(75)	(75)	—	—	—	—
Balances, March 31, 2020	3,980	7,947	(2,715)	(2,284)	112	920

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,205	$6,933	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings	474	471	—	—	—	3
Other comprehensive income	93	—	93	—	—	—
Comprehensive income	567	471	93	—	—	3
Adjustment to beginning retained earnings (1)	61	61	—	—	—	—
Stock issued (repurchased)	(40)	—	—	(40)	—	—
Dividends declared	(74)	(74)	—	—	—	—
Balances, March 31, 2019	$3,719	$7,391	$(2,602)	$(2,099)	$112	$917

(1)	Increase to beginning retained earnings is due to the adoption of ASU 2016-02 [increase of approximately $61 million (net of tax)].

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2020			2019
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$(172)	$(24)	$(196)	$92	1	$93
Cash flow hedges	111	(23)	88	(14)	5	(9)
Pension and other postretirement benefits plans	16	(3)	13	12	(3)	9
Other comprehensive income (loss)	(45)	(50)	(95)	90	3	93
Less: Other comprehensive income (loss) available to noncontrolling interests	2	—	2	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(47)	$(50)	$(97)	$90	$3	$93

(2)	Currency translation adjustments includes net investment hedges.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2020:

	Three Months Ended
Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	16	Interest and sundry (income) expense

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2020	2019
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$152	$471
Denominator for basic earnings per share - weighted-average shares	62.8	64.0
Effect of dilutive securities - share-based compensation	0.5	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	63.3	64.5
Anti-dilutive stock options/awards excluded from earnings per share	2.0	1.8

Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2020, we repurchased 902,000 shares under this share repurchase program at an aggregate price of approximately $121 million. At March 31, 2020, there were approximately $531 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. Given the current level of uncertainty surrounding the COVID-19 pandemic, we've decided to temporarily suspend our share repurchase program to protect liquidity in the current environment. The program does not obligate us to repurchase any of our shares and it has no expiration date.

(12)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey. These actions are substantially complete at March 31, 2020.
On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. On September 16, 2019, we entered into a preliminary agreement to sell the plant to a third-party purchaser and to support costs associated with the transition. In October 2019, we announced that, based on further discussions with unions and the Italian government, we will continue production at the Naples manufacturing plant in the near-term and resume negotiations with unions and the Italian government related to our exit of the plant. Our preliminary agreement to sell the plant to a third-party purchaser terminated in accordance with its terms in March 2020. We intend to cease production in the plant and exit the facility in 2020 as previously disclosed.
In connection with this action, we have incurred approximately $43 million in asset impairment costs, $8 million in other associated costs and $4 million in employee-related costs through March 31, 2020. As of December 31, 2019, we estimated total costs of $145 million and cash expenditures of $98 million. Due to the termination of the preliminary agreement with a potential third-party purchaser in March 2020, we revised our estimated total costs to approximately $135 million and cash expenditures to $87 million. We estimate that the remaining costs of approximately $80 million, including approximately $48 million in employee-related costs and approximately $32 million in other associated costs, will be substantially incurred in 2020. The Company also believes that substantially all of the $87 million in estimated cash expenditures will occur in 2020. We expect these actions to be substantially complete in 2020.
The following table summarizes the restructuring actions above for the three months ended March 31, 2020 and the total costs to date for each plan:

Millions of dollars	2020	Total
EMEA fixed cost actions	$2	$79
Naples	$1	$55

The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2020:

Millions of dollars	December 31, 2019	Charges to Earnings	Cash Paid	Non-Cash and Other	March 31, 2020
Employee termination costs	$57	$3	$(12)	$—	$48
Asset impairment costs	8	—	—	—	8
Facility exit costs	—	2	(2)	—	—
Other exit costs	12	—	(3)	(2)	7
Total	$77	$5	$(17)	$(2)	$63

The following table summarizes the restructuring charges by operating segment for the period presented:

Three Months Ended
Millions of dollars	March 31, 2020
North America	$—
EMEA	5
Latin America	—
Asia	—
Corporate / Other	—
Total	$5

(13)    INCOME TAXES
Income tax expense was $72 million for the three months ended March 31, 2020, compared to income tax benefit of $132 million in the same period of 2019. For the three months ended March 31, 2020, the increase in tax expense from the prior period is due primarily to the impact of valuation allowances releases in the prior period, partially offset by overall higher level of earnings and related tax expense.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Earnings (loss) before income taxes	$219	$342

Income tax expense (benefit) computed at United States statutory tax rate	46	72
Valuation allowances	1	(235)
U.S. foreign income items, net of credits	3	7
Other	22	24
Income tax expense (benefit) computed at effective worldwide tax rates	$72	$(132)

At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.
Valuation Allowances
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. During the first quarter of 2019, we completed a $700 million bond offering for which the proceeds were used to refinance and recapitalize various entities in the EMEA region. Based upon existing transfer pricing policies, these actions are projected to provide sufficient future taxable income to realize the deferred tax assets. These actions injected additional internal capital into certain EMEA entities to meet local country capitalization requirements, as well as repaid all outstanding borrowings under the Whirlpool EMEA Finance Term Loan. As a result, we reduced the valuation allowance by $235 million during the first quarter of 2019.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2020	$2,540	$879	$618	$288	$—	$4,325
2019	2,535	1,004	875	371	(25)	4,760
Intersegment sales
2020	$72	$20	$285	$63	$(440)	$—
2019	66	21	337	84	(508)	—
Depreciation and amortization
2020	$47	$38	$16	$17	$17	$135
2019	49	43	18	17	15	142
EBIT
2020	$303	$(15)	$31	$(16)	$(42)	$261
2019	312	(21)	45	7	50	393
Total assets
March 31, 2020	$7,627	$10,281	$3,777	$2,477	$(4,767)	$19,395
December 31, 2019	7,791	9,450	4,226	2,581	(5,167)	18,881
Capital expenditures
2020	$28	$14	$14	$14	$12	$82
2019	35	10	24	10	6	85

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2020	2019
Items not allocated to segments:
Restructuring costs	$(5)	$(26)
Divestiture related transition costs	—	(6)
Brazil indirect tax credit	—	127
Corporate expenses and other	(37)	(45)
Total other/eliminations	$(42)	$50

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2020	2019
Operating profit	$260	$263
Interest and sundry (income) expense	(1)	(130)
Total EBIT	$261	$393
Interest expense	42	51
Income tax expense	72	(132)
Net earnings (loss)	$147	$474
Less: Net earnings available to noncontrolling interests	(5)	3
Net earnings (loss) available to Whirlpool	$152	$471

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), the world's leading major home appliance company, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 13 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $20 billion in annual sales and 77,000 employees in 2019. The world's leading major home appliance company claim is based on most recently available publicly reported annual revenues among leading appliance manufacturers.
OVERVIEW
Whirlpool had strong first-quarter GAAP net earnings available to Whirlpool of $152 million (net earnings margin of 3.5%), or $2.41per share, compared to GAAP net earnings available to Whirlpool of $471 million (net earnings margin of 9.9%), or $7.31 per share, in the same prior-year period.
Whirlpool delivered strong and resilient global performance with ongoing (non-GAAP) EBIT margin of 6.1%,down slightly vs. the same prior-year period; the reduction in GAAP net earnings margin and ongoing EBIT margin were driven by growing COVID-19 disruptions, unfavorable product price/mix, the divestiture of the Embraco compressor business and unfavorable foreign currency. These results were partially offset by the favorable impacts of cost reduction initiatives.
As mentioned, during the quarter, our business began to experience significant disruptions with the expanding COVID-19 pandemic, primarily in the Asia and EMEA regions. With the continued spread of the pandemic into other regions and the subsequent macroeconomic uncertainty, the disruption and impacts are expected to expand as we move throughout the year. Whirlpool has taken aggressive actions to address the health and safety of our employees, negative effect from demand disruptions and production impacts, including, but not limited to the following:

•
Executing business continuity actions focused on our employee health and safety, such as travel bans, remote work policies, line distancing in our factories and enhanced cleaning and hygiene in our facilities, among other measures.

•
Proactively taking actions to mitigate volume deleverage, including rapidly implementing cost reduction actions to reduce our cost footprint to provide additional operational flexibility during the crisis.

•	Implementing rapid liquidity preservation actions, reduction of supply flows into our manufacturing facilities, disciplined inventory management, and capital expenditure reductions.

•
Borrowing approximately $2.2 billion on our revolving credit facility and using certain of the proceeds to fund commercial paper repayment with the remainder being held to provide incremental financial flexibility during the crisis and in these volatile financial markets.

We believe that these aggressive cost reduction and liquidity preservation actions serve to position Whirlpool appropriately and provide additional operating and financial flexibility to successfully navigate this uncertain environment.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2020	2019	Better/(Worse)
Net sales	$4,325	$4,760	(9.1)%
Gross margin	700	812	(13.8)
Selling, general and administrative	420	505	16.8
Restructuring costs	5	26	81.5
Interest and sundry (income) expense	(1)	(130)	(99.1)
Interest expense	42	51	18.6
Income tax expense (benefit)	72	(132)	nm
Net earnings available to Whirlpool	152	471	(67.7)%
Diluted net earnings available to Whirlpool per share	$2.41	$7.31	(67.0)%
nm = not meaningful
Consolidated net sales decreased 9.1% for the three months ended March 31, 2020, compared to the same period in 2019. The decrease for the three months ended was primarily driven by volume declines, unfavorable product price/mix and foreign currency. The volume decline was driven by the negative impact of COVID-19 disruptions, primarily in EMEA and Asia. Organic net sales, or net sales excluding the impact of foreign currency and Embraco, decreased 0.3% for the three months ended March 31, 2020, compared to the same period in 2019.
For additional information regarding non-GAAP financial measures including organic net sales and net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage for the three months ended March 31, 2020 decreased to 16.2% from 17.1% for the same period in 2019, which reflects the unfavorable impacts of volume declines, product price/mix and foreign currency, partially offset by the favorable impact of cost productivity and raw material deflation.
Our operating segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our reportable segments. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. For additional information, see Note 14 to the Consolidated Condensed Financial Statements.
The following is a discussion of results for each of our operating segments.

NORTH AMERICA
Net Sales
Net sales increased 0.2% for the three months ended March 31, 2020, compared to the same period in 2019. The increase for the three months ended March 31, 2020 was primarily driven by higher volumes, partially offset by unfavorable product price/mix. Excluding the impact from foreign currency, net sales increased 0.3% for the three months ended March 31, 2020, compared to the same period in 2019.

EBIT
EBIT margin was 11.9% for the three months ended March 31, 2020, compared to 12.3% for the same period in 2019. EBIT decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the unfavorable impact of product price/mix, partially offset by cost productivity and raw material deflation.
EMEA
Net Sales

Net sales decreased 12.4% for the three months ended March 31, 2020, compared to the same period in 2019. The decrease for the three months ended March 31, 2020 was driven by lower volumes (primarily from COVID-19 disruptions) and foreign currency, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 10.2% for the three months ended March 31, 2020, compared to the same period in 2019.

EBIT

EBIT margin was (1.7)% for the three months ended March 31, 2020, compared to (2.1)% and for the same period in 2019. EBIT increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the favorable impact of cost reduction initiatives, partially offset by the unfavorable volumes and cost productivity related to COVID-19 disruptions.

LATIN AMERICA
Net Sales
Net sales decreased 29.4% for the three months ended March 31, 2020, compared to the same period in 2019. The decrease for the three months ended March 31, 2020 was primarily driven by the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, partially offset by higher volumes. Excluding the impact from foreign currency and Embraco, net sales increased 23.3% for the three months ended March 31, 2020, compared to the same period in 2019.

EBIT
EBIT margin was 5.1% for the three months ended March 31, 2020, compared to 5.1% for the same period in 2019. EBIT decreased for the three months ended March 31, 2020 primarily due to the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, offset by the favorable impact of cost productivity.
ASIA
Net Sales
Net sales decreased 22.3% for the three months ended March 31, 2020, compared to the same period in 2019. The decrease for the three months ended March 31, 2020 was primarily driven by lower volumes from COVID-19 disruptions and the unfavorable impacts of product price/mix and foreign currency. Excluding the impact from foreign currency, net sales decreased 20.2% for the three months ended March 31, 2020, compared to the same period in 2019.
EBIT
EBIT margin was (5.6)% for the three months ended March 31, 2020, compared to 1.9% for the same period in 2019. EBIT decreased for the three months ended March 31, 2020 primarily due to unfavorable volumes and cost productivity related to COVID-19 disruptions.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2020	As a % of Net Sales	2019	As a % of Net Sales
North America	$166	6.5%	$176	6.9%
EMEA	96	10.9%	124	12.4%
Latin America	62	10.0%	78	8.9%
Asia	58	20.2%	61	16.3%
Corporate/other	38	—	66	—
Consolidated	$420	9.7%	$505	10.6%
Consolidated selling, general and administrative expenses for the three months ended March 31, 2020 decreased compared to the same period in 2019 primarily due to the impact of cost reduction actions actions and the divestiture of the Embraco compressor business.
Restructuring
We incurred restructuring charges of $5 million for the three months ended March 31, 2020, compared to $26 million for the same period in 2019. For the full year 2020, we expect to incur up to $100 million of restructuring driven by previously announced fixed cost reduction actions in the EMEA region.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income decreased for the three months ended March 31, 2020 compared to the same periods in 2019. The decrease in interest and sundry income for the three months ended March 31, 2020 was primarily due to the prior year impact of the Brazil indirect tax credit recorded of $127 million which reflects $142 million of indirect tax credits, net of related fees.
For additional information, see Note 7 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three months ended March 31, 2020 decreased compared to the same period in 2019 primarily due to lower average short-term debt balances.
Income Taxes
Income tax expense was $72 million for the three months ended March 31, 2020 compared to income tax benefit of $132 million in the same period of 2019. For the three months ended March 31, 2020, the effective tax rate primarily reflects the tax expense on earnings. The effective tax rate in the comparable period in 2019 primarily reflects the impact of valuation allowance releases, offset by higher level of earnings and related tax expense.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Other Information
Goodwill and Indefinite-Lived Intangible Assets

Our Critical Accounting Policies and Estimates for goodwill and other indefinite-life intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our EMEA reporting unit and our Indesit, Hotpoint* and Maytag trademarks continue to be at risk and none of our other reporting units or indefinite-lived intangible assets are at risk for future impairment.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
FINANCIAL CONDITION AND LIQUIDITY
Background
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, funding our pension plan and term debt liabilities, providing return to shareholders, and funding potential acquisitions.
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, restructuring activities, payments of short and long-term debt and returns to shareholders. We currently have no long-term debt maturing in the next twelve months.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.

COVID-19 pandemic

The COVID-19 pandemic has resulted in significant uncertainty in the macroeconomic environment and disruptions in global financial markets. We believe we have a strong financial position and the liquidity required to withstand economic uncertainty during this volatile period in consideration of the following:

•	Solid investment grade credit rating

•	No bond maturities for the remainder of 2020; $300 million due in June 2021

•	Ample buffers in our financial covenants to withstand additional debt or reduction to equity

•	$2.8 billion of cash at March 31, 2020

•	$1.3 billion remaining availability in the revolving long-term credit facility

•	$0.2 billion availability in other committed credit facilities

•	Boosted liquidity with incremental revolving 364-Day Credit Agreement of $500 million in April 2020

•	Targeted working capital management

•	Focused cost takeout

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $2.8 billion at March 31, 2020, of which the majority was held by subsidiaries in foreign countries with the remainder held in the United States. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

At March 31, 2020, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States, China, Brazil and Switzerland, which represented 7.2%, 1.9%, 1.6% and 1.1%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility, under which we borrowed approximately $2.2 billion during the three-months ended March 31, 2020. A portion of the proceeds from the borrowing were used to fund commercial paper repayment and the remainder is being held on the balance sheet as cash and may be used to fund additional commercial paper repayment, working capital, and for other general corporate purposes.

We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of March 31, 2020. We are closely monitoring our ability to meet these covenants in future periods and expect to continue to be in compliance.

At March 31, 2020, the Company also has approximately $200 million of additional availability from facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At March 31, 2020, we have $2,392 million of notes payable which includes the current portion of the outstanding amount under the revolving credit facility which is expected to be repaid in the next twelve months. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. In light of the COVID-19 pandemic, there is a heightened risk of trade customer financial restructuring or insolvency situations and increases in our accounts receivable balances with these trade customers. While there was not an adverse effect from these events during the three months ended March 31, 2020, nor do we have immediate visibility into those situations materializing in the immediate future, we continue to monitor these situations and take appropriate risk mitigation steps in light of the current environment.
At March 31, 2020, we had 272 million Brazilian reais (approximately $52 million at March 31, 2020) in short and long-term receivables due to us from Maquina de Vendas S.A. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. At March 31, 2020, we have 127 million Brazilian reais (approximately $25 million at March 31, 2020) of insurance against this credit risk through policies purchased from high-quality underwriters. After consideration of insurance and the allowance for expected credit losses, we do not expect this matter to have a material impact on financial results in future periods.
In the past, when faced with a potential volume reduction from any one particular segment of our trade distribution network, we generally have been able to offset such declines through increased sales throughout our broad distribution network.
For additional information on guarantees, see Note 7 to the Consolidated Condensed Financial Statements.
Share Repurchase Program
For additional information about our share repurchase program, see Note 11 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Cash provided by (used in):
Operating activities	$(814)	$(895)
Investing activities	(56)	(86)
Financing activities	1,893	627
Effect of exchange rate changes	(138)	11
Net change in cash, cash equivalents and restricted cash	$885	$(343)
Cash Flows from Operating Activities
Cash used in operating activities during the three months ended March 31, 2020 decreased compared to the same period in 2019, which primarily reflects the impact of changes in working capital, including sales volume and credit management activities, levels of seasonal inventory build and the divestiture of the Embraco compressor business.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2020 decreased compared to the same period in 2019, which primarily reflects cash proceeds from a real estate sale-leaseback transaction (approximately $23 million).
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2020 increased compared to the same period in 2019, which primarily reflects the following:

•	Proceeds from borrowings under our revolving credit facility of $2.2 billion offset by lower commercial paper borrowings (increase of approximately $1.1 billion);

•
Repayments of long-term debt includes the repayment of the €500 million (approximately $565 million) senior notes in March 2020 and both the repayment of $250 million senior notes and €600 million (approximately $673 million) Whirlpool EMEA Finance Term Loan in the prior period (decrease of approximately $370 million);

•
Proceeds from borrowings of long-term debt includes the €500 million (approximately $540 million) senior notes debt offering in February 2020 and the $700 million senior notes offering in the prior period (decrease of approximately $150 million) ; and

•	Higher stock repurchases under our share repurchase program (increase of approximately $70 million).
Dividends paid in financing activities during the three months ended March 31, 2020 was comparable to the same period in 2019.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion at March 31, 2020. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations and, together with other liquidity tools, to navigate through the macroeconomic uncertainty related to the COVID-19 pandemic. We had $1.4 billion and €700 million (approximately

$770 million) outstanding under the committed credit facilities at March 31, 2020. We had no borrowings outstanding under the committed credit facilities at December 31, 2019.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.
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
Dividends
In April 2020, our Board of Directors declared a quarterly dividend of $1.20 per share on our common stock.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2020, we had approximately $279 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 6 and 7 to the Consolidated Condensed Financial Statements.
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
Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Organic net sales is calculated by excluding the Embraco divestiture and foreign currency. Management believes that organic net sales provides stockholders with a clearer basis to assess our results over time, excluding the revenue impact from our divested compressor business and exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Total Whirlpool Organic Net Sales Reconciliation: in millions	Three Months Ended March 31,
	2020	2019	Change
Net sales	$4,325	$4,760	(9.1)%
Less: Embraco net sales	—	(312)
Add-Back: currency	108	—
Organic net sales	$4,433	$4,448	(0.3)%

Latin America Organic Net Sales Reconciliation: in millions	Three Months Ended March 31,
	2020	2019	Change
Net sales	$618	$875	(29.4)%
Less: Embraco net sales	—	(312)
Add-Back: currency	76	—
Organic net sales	$694	$563	23.3%

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended
	2020	2019
Net earnings available to Whirlpool (1)	$152	$471
Net earnings (loss) available to noncontrolling interests	(5)	3
Income tax expense (benefit)	72	(132)
Interest expense	42	51
Earnings before interest & taxes	$261	$393
Restructuring expense	5	26
Divestiture related transition costs	—	6
Brazil indirect tax credit	—	(127)
Ongoing EBIT(2)	$266	$298

(1)
Net earnings margin is approximately 3.5% and 9.9% for the three months ended March 31, 2020 and 2019, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended March 31, 2020 and March 31, 2019 of $4,325 and $4,760, respectively.

(2)
Ongoing EBIT margin is approximately 6.1% and 6.3% for the three months ended March 31, 2020 and 2019, respectively, and is calculated by dividing Ongoing EBIT by consolidated net sales for the three months ended March 31, 2020 and March 31, 2019 of $4,325 and $4,760, respectively.

Free Cash Flow (FCF) Reconciliation: in millions	Three Months Ended
	2020	2019
Cash used in operating activities	(814)	$(895)
Capital expenditures	(82)	(85)
Proceeds from sale of assets and business	26	2
Change in restricted cash (1)	—	9
Free cash flow	$(870)	$(969)

Cash used in investing activities	$(56)	$(86)
Cash provided by financing activities	1,893	627

(1)	For additional information regarding restricted cash, see Note 3 to the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
On March 24, 2020, Whirlpool withdrew its previously announced 2020 guidance for net sales, GAAP and ongoing (non-GAAP) earnings per share, ongoing EBIT margin, regional industry outlook, cash provided by operating activities and free cash flow due to uncertainty around the business impact of the COVID-19 pandemic.
The Company expects COVID-19 driven demand disruptions and production impacts to continue to negatively affect results throughout 2020. We have taken aggressive cost reduction and cash protection actions to mitigate this impact as previously described in the Overview. However, the ultimate impact to our financial condition and results of operations depends on a number of factors which are inherently unpredictable that could have a material adverse effect as described in Part II, Item 1A. Risk Factors.
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 7 to the Consolidated Condensed Financial Statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool has been named as a defendant in a product liability suit related to this matter, which suit is currently pending in Pennsylvania federal court. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2019 or 2020. Additional claims may be filed related to this incident.
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
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished washers and certain covered parts for three years. During the third year of the remedy, beginning February 7, 2020, the remedy imposes a 16% tariff on the first 1.2 million large residential washing machines imported into the United States ("under tariff") and a 40% tariff on such imports in excess of 1.2 million, and also imposes a 40% tariff on washer tub, drum, and cabinet imports in excess of 90,000 units. In January 2020, the President modified the safeguard order to allocate the 1.2 million under tariff by quarter during the third year of remedy (300,000 washing machines per quarter), beginning in February 2020. The President maintains discretion to modify the remedy. We cannot speculate on the modification's impact, which will depend on Samsung and LG's U.S. production capabilities and import plans.
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs was a component of increased raw material costs during 2019 and 2020. We expect these and other tariffs to impact material and freight costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
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
There have been no material changes to our exposures to market risk since December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as set forth below.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the recent COVID-19 outbreak.

We are closely monitoring the impact of the global COVID-19 pandemic on all aspects of our operations and regions, including the effect on our consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty which has adversely impacted our manufacturing operations, supply chain, distribution channels and consumer demand for our products. The adverse impact is expected to continue in future periods and may materially affect our financial statements in future periods.

The impacts of the pandemic include, but are not limited to, the following:

•
Production shutdowns, in individual or collective groups of factories in impacted countries, or production slowdowns due to social distancing guidelines or issues with absenteeism, which have and could in the future result in increased costs and decreased efficiency, and which could impact our ability to respond to rapid changes in demand;

•	Lack of availability of component materials in our supply chain and an increase in raw material and component costs;

•
Recent and potential future reductions in trade customer sales volume as a result of reduced consumer confidence and discretionary spending, potential trade customer financial restructuring or insolvency, and increases in accounts receivable balances with our trade customer base;

•	Potential future impairment in value of our tangible or intangible assets could be recorded as a result of weaker economic conditions;

•
Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future, and which has, together with operational impacts noted above, necessitated certain recent liquidity creation and preservation actions as a precautionary measure;

•	Fluctuations in forecasted earnings before tax and corresponding volatility in our effective tax rate;

•
Uncertainty with respect to the application of recently enacted economic stimulus legislation in the U.S. and abroad, including uncertainty regarding impacts to our current global tax positions and future tax planning;

•
Operational risk, including but not limited to cybersecurity risks, as a result of extended salaried workforce remote work arrangements, and operational delays as a result of recent and potential future salaried employee furlough and collective vacation actions in certain countries, and restrictions on employee travel;

•	Operational disruption if key employees terminate their employment or become ill, as well as diversion of our management team's attention from non-COVID-19 related matters; and

•	Potential delays in resolving pending legal matters as a result of court, administrative and other closures in many of our regions.

Many of these impacts may not be covered by our existing insurance coverages. In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions;

however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2020, we repurchased 902,000 shares under this share repurchase program at an aggregate price of approximately $121 million. At March 31, 2020, there were approximately $531 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2020:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2020 through January 31, 2020	21,000	$155.41	21,000	$648
February 1, 2020 through February 28, 2020	404,000	$148.42	404,000	$588
March 1, 2020 through March 31, 2020	477,000	$120.97	477,000	$531
Total	902,000	$134.06	902,000
Share repurchases are made from time to time on the open market as conditions warrant. Given the current level of uncertainty surrounding the COVID-19 pandemic, we've decided to temporarily suspend our share repurchase program to protect liquidity in the current environment. The program does not obligate us to repurchase any of our shares and it has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 4.1
Indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à. r.l., Whirlpool Corporation and U.S. National Bank Association [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on February 21, 2020].

Exhibit 4.2
Certificate of Designated Officers of Whirlpool Corporation and Whirlpool EMEA Finance S.à. r.l., dated February 21, 2020 [Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K (Commission file number 1-3932) filed on February 21, 2020].

Exhibit 10.1	364-Day Credit Agreement dated as of April 27, 2020 among Whirlpool Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent.

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	May 1, 2020