Form 10-Q
period 2020-06-30
WHIRLPOOL CORP /DE/
filed 2020-07-23
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 17, 2020
Common stock, par value $1.00 per share	62,293,822

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Six Months Ended June 30, 2020

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices, and the impact of COVID-19 pandemic on our operations and financial condition. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) COVID-19 pandemic-related business disruptions and economic uncertainty; (2) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (3) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (4) Whirlpool's ability to maintain its reputation and brand image; (5) the ability of Whirlpool to achieve its business plans, productivity improvements, and cost control objectives, and to leverage its global operating platform, and accelerate the rate of innovation; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (8) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (9) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (10) product liability and product recall costs; (11) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (12) our ability to attract, develop and retain executives and other qualified employees; (13) the impact of labor relations; (14) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (15) Whirlpool's ability to manage foreign currency fluctuations; (16) impacts from goodwill impairment and related charges; (17) triggering events or circumstances impacting the carrying value of our long-lived assets; (18) inventory and other asset risk; (19) the uncertain global economy and changes in economic conditions which affect demand for our products; (20) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (21) changes in LIBOR, or replacement of LIBOR with an alternative reference rate; (22) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (23) the effects and costs of governmental investigations or related actions by third parties; and (24) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Net sales	$4,042	$5,186	$8,367	$9,946
Expenses
Cost of products sold	3,411	4,254	7,036	8,202
Gross margin	631	932	1,331	1,744
Selling, general and administrative	421	584	841	1,089
Intangible amortization	15	18	30	36
Restructuring costs	118	60	123	86
(Gain) loss on sale and disposal of businesses	—	79	—	79
Operating profit	77	191	337	454
Other (income) expense
Interest and sundry (income) expense	(15)	(63)	(16)	(193)
Interest expense	49	52	92	103
Earnings before income taxes	43	202	261	544
Income tax expense (benefit)	18	130	89	(2)
Net earnings	25	72	172	546
Less: Net earnings (loss) available to noncontrolling interests	(10)	5	(15)	8
Net earnings available to Whirlpool	$35	$67	$187	$538
Per share of common stock
Basic net earnings available to Whirlpool	$0.55	$1.04	$2.98	$8.42
Diluted net earnings available to Whirlpool	$0.55	$1.04	$2.97	$8.35
Dividends declared	$1.20	$1.20	$2.40	$2.35
Weighted-average shares outstanding (in millions)
Basic	62.4	63.8	62.6	63.9
Diluted	62.7	64.3	63.0	64.4

Comprehensive income	$9	$16	$61	$583
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$2,546	$1,952
Accounts receivable, net of allowance of $135 and $132, respectively	1,998	2,198
Inventories	2,129	2,438
Prepaid and other current assets	906	810
Total current assets	7,579	7,398
Property, net of accumulated depreciation of $6,497 and $6,444, respectively	3,132	3,301
Right of use assets	905	921
Goodwill	2,433	2,440
Other intangibles, net of accumulated amortization of $618 and $593, respectively	2,178	2,225
Deferred income taxes	2,172	2,238
Other noncurrent assets	277	358
Total assets	$18,676	$18,881
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,328	$4,547
Accrued expenses	633	652
Accrued advertising and promotions	510	949
Employee compensation	343	450
Notes payable	1,712	294
Current maturities of long-term debt	298	559
Other current liabilities	901	918
Total current liabilities	7,725	8,369
Noncurrent liabilities
Long-term debt	4,886	4,140
Pension benefits	485	542
Postretirement benefits	279	322
Lease liabilities	741	778
Other noncurrent liabilities	635	612
Total noncurrent liabilities	7,026	6,394
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 62 million and 63 million shares outstanding, respectively	112	112
Additional paid-in capital	2,822	2,806
Retained earnings	7,902	7,870
Accumulated other comprehensive loss	(2,731)	(2,618)
Treasury stock, 50 million and 49 million shares, respectively	(5,087)	(4,975)
Total Whirlpool stockholders' equity	3,018	3,195
Noncontrolling interests	907	923
Total stockholders' equity	3,925	4,118
Total liabilities and stockholders' equity	$18,676	$18,881

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2020	2019
Operating activities
Net earnings	$172	$546
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	268	302
(Gain) loss on sale and disposal of businesses	—	79
Changes in assets and liabilities:
Accounts receivable	56	(251)
Inventories	223	(574)
Accounts payable	(982)	(182)
Accrued advertising and promotions	(414)	(180)
Accrued expenses and current liabilities	(135)	(41)
Taxes deferred and payable, net	33	(179)
Accrued pension and postretirement benefits	(27)	(39)
Employee compensation	(70)	7
Other	131	(309)
Cash provided by (used in) operating activities	(745)	(821)
Investing activities
Capital expenditures	(155)	(197)
Proceeds from sale of assets and business	27	5
Other	—	(3)
Cash provided by (used in) investing activities	(128)	(195)
Financing activities
Net proceeds from borrowings of long-term debt	1,029	697
Repayments of long-term debt	(568)	(943)
Net proceeds (repayments) from short-term borrowings	1,417	1,119
Dividends paid	(155)	(149)
Repurchase of common stock	(121)	(50)
Common stock issued	3	4
Cash provided by (used in) financing activities	1,605	678
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(138)	9
Increase (decrease) in cash, cash equivalents and restricted cash	594	(329)
Cash, cash equivalents and restricted cash at beginning of year	1,952	1,538
Cash, cash equivalents and restricted cash at end of year	$2,546	$1,209

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
Risks and Uncertainties

COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has materially impacted and could in future periods materially impact our financial results. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2020 and for the six months ended June 30, 2020.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after July 23, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-life intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint* and Maytag trademarks continue to be at risk at June 30, 2020. The goodwill in our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of COVID-19 related demand disruptions, production impacts and supply constraint impacts on our operating results for the EMEA reporting unit in the short-term is uncertain, but we remain committed to the strategic actions necessary to realize the long-term forecasted EBIT margins and expect that the macroeconomic environment will recover in the medium to long-term. The potential negative demand effect on revenues for the Indesit and Hotpoint* trademarks and the Maytag trademark is also uncertain given the volatile environment, but we expect that demand and production levels will also recover.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2020.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance in EMEA or for our Indesit, Hotpoint* and Maytag trademarks or a lack of recovery or further decline in the Company’s market capitalization, among other factors, as a result of the COVID-19 pandemic or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. The changing and volatile macro-economic conditions connected with the COVID-19 pandemic may cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, continued economic deterioration brought on by the pandemic may negatively impact the realizability of certain deferred tax assets.
Other Accounting Matters
Synthetic lease arrangements
In the first quarter of 2020, we entered into a synthetic lease arrangement with a financial institution for non-core properties in the North America region. The term of these leases commenced in the first quarter of 2020 and will expire five years after commencement. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. These arrangements include a residual value guarantee that could potentially come due in future periods. The current obligation residual value guarantee is not material as of June 30, 2020.
We assessed the lease classification of the agreements and determined they were operating leases. These leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets for a nominal amount. Rental payments are calculated at the applicable LIBOR rate plus a margin and the annual lease payments are not material.
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
We adopted the following standards, none of which had a material impact on our Consolidated Condensed Financial Statements:

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Major product categories:
Laundry	$1,071	$1,492	$2,401	$2,975
Refrigeration	1,305	1,656	2,667	3,019
Cooking	909	1,075	1,852	2,119
Dishwashing	439	398	810	762
Total major product category net sales	$3,725	$4,621	$7,731	$8,875
Compressors(1)	—	323	—	635
Spare parts and warranties	206	180	434	371
Other	111	62	201	65
Total net sales	$4,042	$5,186	$8,367	$9,946

(1)	Change in compressors compared to the prior year is due to the divestiture of the Embraco compressor business.
The impact to revenue related to prior period performance obligations was not material for the three and six months ended June 30, 2020.

Allowance for Expected Credit Losses and Bad Debt Expense

We estimate our expected credit losses primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses are evaluated and controlled within each geographic region considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve. The adoption of the new credit loss standard did not have a material impact on the Consolidated Condensed Financial Statements.
The following table summarizes our allowance for doubtful accounts by operating segment for the six months ended June 30, 2020.

Millions of dollars	December 31, 2019	Charged to Earnings	Write-offs	Foreign Currency	June 30, 2020
North America	$4	$4	$(1)	$—	$7
EMEA	83	5	(10)	(3)	75
Latin America	33	15	(7)	(7)	34
Asia	12	7	—	—	19
Consolidated	$132	$31	$(18)	$(10)	$135

We also have an allowance on certain financing receivables that are recorded in prepaid and other current assets and other noncurrent assets on our Consolidated Condensed Balance Sheets. The allowance at June 30, 2020 and December 31, 2019 was approximately $41 million and $48 million, respectively. The amount charged to earnings and write-offs for the six months ended June 30, 2020 were not material.
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	June 30,
Millions of dollars	2020	2019
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$2,546	$1,178
Restricted cash included in prepaid and other current assets (1)	—	25
Cash included in assets held for sale	—	6
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$2,546	$1,209

(1)	Change in restricted cash reflects realization of foreign currency translation adjustments of $(1) million for the six months ended June 30, 2019 compared to the prior fiscal year end.

	December 31,
Millions of dollars	2019	2018
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$1,952	$1,498
Restricted cash included in prepaid and other current assets	—	40
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,952	$1,538

Restricted cash was used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition. In 2019, we spent the remaining amount for these purposes resulting in restricted cash of $0 at December 31, 2019.

(4)    INVENTORIES
The following table summarizes our inventories at June 30, 2020 and December 31, 2019:

Millions of dollars	June 30, 2020	December 31, 2019
Finished products	$1,638	$1,979
Raw materials and work in process	619	602
	2,257	2,581
Less: excess of FIFO cost over LIFO cost	(128)	(143)
Total inventories	$2,129	$2,438

LIFO inventories represented 40% and 43% of total inventories at June 30, 2020 and December 31, 2019, respectively.
(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2020 and December 31, 2019:

Millions of dollars	June 30, 2020	December 31, 2019
Land	$89	$97
Buildings	1,518	1,540
Machinery and equipment	8,022	8,108
Accumulated depreciation	(6,497)	(6,444)
Property, plant and equipment, net	$3,132	$3,301

During the six months ended June 30, 2020, we disposed of buildings, machinery and equipment with a net book value of $20 million. The net gain on the disposals were not material.
(6)    FINANCING ARRANGEMENTS
Debt Offering

On May 7, 2020, Whirlpool Corporation (the “Company”), completed its offering of $500 million in principal amount of 4.60% Senior Notes due 2050 (the “Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee, as supplemented by a Certificate of Designated Officers establishing the terms and providing for the issuance of the Notes. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Notes to repay a portion of the outstanding borrowings under the Company’s revolving credit facility, as amended and restated, dated as of August 6, 2019, among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent and Citibank, N.A., as syndication agent.
On February 21, 2020, Whirlpool EMEA Finance S.à r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a bond offering consisting of €500 million (approximately $540 million at closing) in principal amount of 0.50% Senior Notes due in 2028 (the "Notes") in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The Notes were issued under an indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à r.l, as issuer, Whirlpool Corporation, as parent guarantor, and U.S. Bank National Association, as trustee. Whirlpool Corporation has fully and unconditionally guaranteed the Notes on a senior unsecured basis. The Notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.

On February 26, 2019, Whirlpool Corporation completed a bond offering consisting of $700 million in principal amount of 4.75% Senior Notes due in 2029. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered pursuant to a registration statement on Form S-3 (File No. 333-224381).
Debt Repayment
On March 12, 2020, €500 million (approximately $566 million at repayment) of 0.625% senior notes matured and were repaid.
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
Credit Facilities
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A. as Administrative Agent. The 364-Day Facility provides aggregate borrowing capacity of $500 million, and has a termination date of April 26, 2021. The interest and fee rates payable with respect to the 364-Day Facility based on the Company’s current debt rating are as follows: (1) the Eurodollar Margin is 1.625%; (2) the spread over prime is 0.625%; and (3) the unused commitment fee is 0.400%, as of April 27, 2020. The 364-Day Facility contains customary covenants and warranties which are consistent with the Company’s $3.5 billion revolving credit facility, including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level.
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion, an increase of $500 million from the Company's prior amended and restated credit agreement. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated. On March 13, 2020 we initiated a borrowing of approximately $2.2 billion under this agreement and for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over EURIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the ticking fee is 0.100%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt at the subsidiary level. We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facilities as of June 30, 2020.
In addition to the committed $3.5 billion Amended Long-Term Facility and the $500 million 364-Day Credit Agreement, we have committed credit facilities in Brazil and India. The committed credit facilities in Brazil and India provide borrowings up to 1 billion Brazilian reais and 1 billion Indian rupees (totaling approximately $196 million at June 30, 2020 and $262 million at December 31, 2019), maturing through 2022. On August 5, 2019 we terminated a €250 million

European revolving credit facility that we entered into in July 2015. The termination of this facility did not have a material impact on our Consolidated Condensed Financial Statements.
Facility Borrowings
On March 13, 2020, we initiated a borrowing of approximately $2.2 billion under the Amended Long-Term Facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. We repaid $500 million of this Amended Long-Term Facility borrowing with the proceeds from our May 2020 Notes offering. We repaid an additional $500 million of this Amended Long-Term Facility borrowing by drawing on the full amount of the 364-Day Facility.

As of June 30, 2020, we had aggregate borrowing capacity of approximately $2.5 billion on our committed credit facilities, consisting of $2.3 billion under the Amended Long-Term Facility and approximately $200 million under our committed credit facilities in Brazil and India.

Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at June 30, 2020 and December 31, 2019:

Millions of dollars	June 30, 2020	December 31, 2019
Commercial paper	$—	$274
Short-term borrowings due to banks	1,712	20
Total notes payable	$1,712	$294

Short-term borrowings due to banks include amounts outstanding under the Amended Long-Term Facility, which are expected to be repaid in the next twelve months.
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $206 million and $348 million as of June 30, 2020 and December 31, 2019, respectively.
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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period was subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling was subsequently affirmed by the Brazilian Supreme Court, and is now final. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. At June 30, 2020, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2020. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $360 million at June 30, 2020).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 256 million Brazilian reais (approximately $47 million at June 30, 2020), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. We estimate the possible losses related to these assessments to be approximately 294 million Brazilian reais (approximately $54 million at June 30, 2020). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Trade Customer Insolvency
In 2017, Alno AG and certain affiliated companies filed for insolvency protection in Germany. Bauknecht Hausgeräte GmbH, a subsidiary of the Company, was a long-standing supplier to Alno and certain of its affiliated companies. The Company was also a former indirect minority shareholder of Alno. In August 2018, the insolvency trustee asserted €174.5 million in clawback and related claims against Bauknecht. In January 2020, we entered into an agreement to settle all potential claims that the insolvency trustee may have related to this matter, resulting in a one-time charge of €52.75 million (approximately $59 million as of December 31, 2019), which was recorded in interest and sundry (income) expense in the Consolidated Statements of Income for the year ended December 31, 2019 and paid in 2020 as planned.
Other Litigation
See Note 13 for information on certain U.S. income tax litigation. In addition, we are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2020	2019
Balance at January 1	$383	$268
Issuances/accruals during the period	108	128
Settlements made during the period/other	(203)	(143)
Balance at June 30	$288	$253

Current portion	$187	$178
Non-current portion	101	75
Total	$288	$253

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the six months ended June 30, 2020, settlements of approximately $50 million have been incurred related to this product recall.

For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. For the three and six months ended June 30, 2020, we incurred no additional product warranty expense related to this campaign. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2020 and December 31, 2019, the guaranteed amounts totaled 162 million Brazilian reais (approximately $30 million at June 30, 2020) and 577 million Brazilian reais (approximately $143 million at December 31, 2019), respectively. The fair value of these guarantees were nominal at June 30, 2020 and December 31, 2019. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled $3.4 billion at June 30, 2020 and $2.6 billion at December 31, 2019. Our total short-term outstanding bank indebtedness under guarantees was nominal at both June 30, 2020 and December 31, 2019.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$1	$2	$1	$1
Interest cost	24	31	5	6	3	4
Expected return on plan assets	(41)	(45)	(7)	(8)	—	—
Amortization:
Actuarial loss	16	12	3	2	—	—
Prior service credit	—	—	—	—	(2)	(3)
Settlement and curtailment (gain) loss	—	—	—	—	(4)	—
Net periodic benefit cost (credit)	$(1)	$(2)	$2	$2	$(2)	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$3	$3	$3	$3
Interest cost	49	62	9	12	6	8
Expected return on plan assets	(82)	(89)	(15)	(15)	—	—
Amortization:
Actuarial loss	31	24	6	4	—	—
Prior service credit	—	(1)	—	—	(4)	(5)
Settlement and curtailment (gain) loss	—	—	—	1	(4)	(7)
Net periodic benefit cost (credit)	$(1)	$(3)	$3	$5	$1	$(1)

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Operating profit (loss)	$—	$—	$1	$2	$1	$1
Interest and sundry (income) expense	(1)	(2)	1	—	(3)	1
Net periodic benefit cost	$(1)	$(2)	$2	$2	$(2)	$2

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Operating profit (loss)	$1	$1	$3	$3	$3	$3
Interest and sundry (income) expense	(2)	(4)	—	2	(2)	(4)
Net periodic benefit cost	$(1)	$(3)	$3	$5	$1	$(1)

401(k) Defined Contribution Plan

During March 2020, we announced that the company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees will be contributed in company stock starting from May 2020.

Other Postretirement Benefit Plans
During the quarter, the Company announced changes to a postretirement medical benefit program for certain groups of active employees. These plan amendments are effective July 1, 2020 and reduce medical benefits for these pre-Medicare eligible and Medicare-eligible active employees who retire on or after July 1, 2020 and eliminate certain benefits effective January 1, 2024.
These plan amendments resulted in a reduction in the accumulated postretirement benefit obligation of approximately $45 million with a corresponding adjustment of $34 million in other comprehensive income, net of $11 million in deferred taxes as of June 2020. This amount is being amortized as a reduction of future net periodic cost over approximately 3.4 years, which represents the future remaining service period of eligible active employees.
For additional information, see Note 11 to the Consolidated Condensed Financial Statements.
Subsequently, on July 15, 2020, the Company announced additional changes to a postretirement medical benefit program for certain groups of retirees. These plan amendments are effective January 1, 2021 and reduce reimbursement amounts available under certain postretirement medical benefit programs and eliminate these benefits effective January 1, 2024 for these same retiree groups.
These additional plan amendments will result in a reduction in the accumulated postretirement benefit obligation of approximately $112 million with a corresponding adjustment of $84 million in other comprehensive income, net of $28 million in deferred taxes. This amount will be amortized as a reduction of future net periodic cost over approximately 3.4 years, which represents the future remaining service period of eligible active employees.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at June 30, 2020 and December 31, 2019.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There was a notional amount of $300 million of outstanding interest rate swap agreements at June 30, 2020 and December 31, 2019.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at June 30, 2020 and December 31, 2019:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2020		2019		2020	2019
Senior note - 0.625%		€—		€500	$—	$569	March 2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$312	$382	August 2022

For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated

Condensed Statements of Comprehensive Income. As of June 30, 2020 and December 31, 2019, there was no ineffectiveness on hedges designated as net investment hedges. Due to the volatility in the macroeconomic environment caused by the COVID-19 pandemic, we have evaluated and dedesignated a nominal amount of certain foreign exchange cash flow hedges in the first quarter of 2020. No amount was dedesignated during the three months ended June 30, 2020.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2020 and December 31, 2019:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2020	2019	2020	2019	2020	2019		2020	2019
Derivatives accounted for as hedges(1)
Commodity swaps/options	$235	$174	$7	$4	$24	$10	(CF)	36	21
Foreign exchange forwards/options	2,962	3,177	132	94	10	84	(CF/NI)	140	32
Cross-currency swaps	1,275	1,275	90	25	—	23	(CF)	104	110
Interest rate derivatives	300	300	—	6	60	—	(CF)	59	65
Total derivatives accounted for as hedges			$229	$129	$94	$117
Derivatives not accounted for as hedges
Commodity swaps/options	1	1	—	—	—	—	N/A	1	7
Foreign exchange forwards/options(2)	$3,719	$3,182	$41	$15	$41	$22	N/A	15	12
Total derivatives not accounted for as hedges			41	15	41	22
Total derivatives			$270	$144	$135	$139

Current			$141	$55	$51	$61
Noncurrent			129	89	84	78
Total derivatives			$270	$144	$135	$139

(1)	Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

(2)	Foreign exchange forwards/options have increased due to hedging of a future intercompany loan.

The following tables summarize the effects of derivative instruments and foreign currency debt designated as net investment hedges in our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (3)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options		$24	$(22)
Foreign exchange forwards/options		(10)	(4)
Cross-currency swaps		(25)	—
Interest rate derivatives		5	(5)
Net Investment Hedges
Foreign currency		(14)	(20)
		(20)	(51)

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options (4)	Cost of products sold	$(10)	$(6)
Foreign exchange forwards/options	Net sales	3	(1)
Foreign exchange forwards/options	Cost of products sold	9	6
Foreign exchange forwards/options	Interest and sundry (income) expense	1	(4)
Cross-currency swaps	Interest and sundry (income) expense	(16)	(8)
Interest rate derivatives	Interest expense	—	3
		(13)	(10)

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2020	2019
Foreign exchange forwards/options	Interest and sundry (income) expense	$(25)	$(35)

(3)
Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2020 is primarily driven by currency fluctuations and declines in commodity prices and interest rates compared to the prior year. The tax impact of the cash flow hedges was $(4) million and $5 million for the three months ended June 30, 2020 and 2019, respectively. The tax impact of the net investment hedges was $7 million and $5 million for the three months ended June 30, 2020 and 2019, respectively.

(4)	Cost for commodity swaps/options are recognized in cost of sales as products are sold.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options		$(31)	$—
Foreign exchange		95	24
Cross-currency swaps		95	—
Interest rate derivatives		(66)	(22)
Net Investment Hedges
Foreign currency		53	(19)
		$146	$(17)

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options (3)	Cost of products sold	$(17)	$(9)
Foreign exchange forwards/options	Net sales	3	(2)
Foreign exchange forwards/options	Cost of products sold	9	11
Foreign exchange forwards/options	Interest and sundry (income) expense	(31)	33
Cross-currency swaps	Interest and sundry (income) expense	11	—
Interest rate derivatives	Interest expense	—	4
		$(25)	$37

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (2)
Derivatives not Accounted for as Hedges - Millions of dollars		2020	2019
Foreign exchange forwards/options	Interest and sundry (income) expense	$17	$(6)

(4)
Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2020 is primarily driven by currency fluctuations and declines in commodity prices and interest rates compared to the prior year. The tax impact of the cash flow hedges was $(27) million and $10 million for the six months ended June 30, 2020 and 2019, respectively. The tax impact of the net investment hedges was $(17) million and $6 million for the six months ended June 30, 2020 and 2019, respectively.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2020, and 2019. There were no hedges designated as fair value for the periods ended June 30, 2020, and 2019. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $76 million at June 30, 2020.
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1(2)		Level 2		Total
Measured at fair value on a recurring basis:	2020	2019	2020	2019	2020	2019	2020	2019
Short-term investments (1)	$2,027	$1,308	$1,413	$398	$614	$910	$2,027	$1,308
Net derivative contracts	—	—	—	—	135	5	135	5

(1)	Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.

(2)	Increase in level 1 investments reflect invested proceeds from the credit facility borrowings.

South Africa Business Disposal

During the second quarter of 2019, we entered into an agreement to sell our South Africa business. At the time of the agreement we classified this disposal group as held for sale and recorded it at fair value because it was lower than the carrying amount. Fair value was estimated based on the cash purchase price (Level 2 input) and we recorded an impairment charge of $35 million for the write-down of the assets to the fair value of $5 million. During the third quarter of 2019, we completed the sale of our South Africa business and adjusted the loss on disposal based on the carrying amount at the closing date. The adjustment was not material to the Consolidated Condensed Financial Statements.

See Note 15 to the Consolidated Condensed Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.58 billion and $5.00 billion at June 30, 2020 and December 31, 2019, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2019	$4,118	$7,870	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings	147	152	—	—	—	(5)
Other comprehensive income	(95)	—	(97)	—	—	2
Comprehensive income	52	152	(97)	—	—	(3)
Stock issued (repurchased)	(115)	—	—	(115)	—	—
Dividends declared	(75)	(75)	—	—	—	—
Balances, March 31, 2020	3,980	7,947	(2,715)	(2,284)	112	920
Comprehensive income
Net earnings	25	35	—	—	—	(10)
Other comprehensive income	(16)	—	(16)	—	—	—
Comprehensive income	9	35	(16)	—	—	(10)
Stock issued (repurchased)	19	—	—	19	—	—
Dividends declared	(83)	(80)	—	—	—	(3)
Balances, June 30, 2020	3,925	7,902	(2,731)	(2,265)	112	907

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,205	$6,933	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings	474	471	—	—	—	3
Other comprehensive income	93	—	93	—	—	—
Comprehensive income	567	471	93	—	—	3
Adjustment to beginning retained earnings (1)	61	61	—	—	—	—
Stock issued (repurchased)	(40)	—	—	(40)	—	—
Dividends declared	(74)	(74)	—	—	—	—
Balances, March 31, 2019	$3,719	$7,391	$(2,602)	$(2,099)	$112	$917
Comprehensive income
Net earnings	72	67	—	—	—	5
Other comprehensive income	(56)	—	(55)	—	—	(1)
Comprehensive income	16	67	(55)	—	—	4
Stock issued (repurchased)	13	—	—	13	—	—
Dividends declared	(81)	(78)	—	—	—	(3)
Balances, June 30, 2019	3,667	7,380	(2,657)	(2,086)	112	918

(1)	Increase to beginning retained earnings is due to the adoption of ASU 2016-02 [increase of approximately $61 million (net of tax)].

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2020			2019
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$(61)	$7	$(54)	$(54)	5	$(49)
Cash flow hedges	7	(3)	4	(21)	5	(16)
Pension and other postretirement benefits plans	46	(12)	34	11	(2)	9
Other comprehensive income (loss)	(8)	(8)	(16)	(64)	8	(56)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	(1)	—	(1)
Other comprehensive income (loss) available to Whirlpool	$(8)	$(8)	$(16)	$(63)	$8	$(55)

	Six Months Ended June 30,
	2020			2019
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments(2)	$(233)	$(17)	$(250)	$38	$6	$44
Cash flow hedges	118	(26)	92	(35)	10	(25)
Pension and other postretirement benefits plans	62	(15)	47	22	(4)	18
Other comprehensive income (loss)	(53)	(58)	(111)	25	12	37
Less: Other comprehensive income (loss) available to noncontrolling interests	2	—	2	(1)	—	(1)
Other comprehensive income (loss) available to Whirlpool	$(55)	$(58)	$(113)	$26	$12	$38

(2)	Currency translation adjustments includes net investment hedges.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	13	29	Interest and sundry (income) expense

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2020	2019	2020	2019
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$35	$67	$187	$538
Denominator for basic earnings per share - weighted-average shares	62.4	63.8	62.6	63.9
Effect of dilutive securities - share-based compensation	0.3	0.5	0.4	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	62.7	64.3	63.0	64.4
Anti-dilutive stock options/awards excluded from earnings per share	2.3	1.5	2.1	1.5

Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the six months ended June 30, 2020, we repurchased 902,000 shares under this share repurchase program at an aggregate price of approximately $121 million, all of which were repurchased in the first quarter of 2020. At June 30, 2020, there were approximately $531 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. Given the current level of uncertainty surrounding the COVID-19 pandemic, we have decided to temporarily suspend our share repurchase program to protect liquidity in the current environment. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(12)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans.
On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company’s continued cost reduction efforts. The workforce reduction plan includes a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020.

The Company expects the actions to be substantially complete in 2020. As such, the Company estimates that it will incur a total of approximately $95 million in employee termination costs, and expects substantially all of the costs to result in cash expenditures in 2020. Additionally, the Company has committed to other global fixed cost actions which did not have material impact in the second quarter of 2020.
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
In connection with this action, we have incurred approximately $43 million in asset impairment costs, $12 million in other associated costs and $6 million in employee-related costs through June 30, 2020. As of June 30, 2020, we continue to expect estimated total costs of $135 million and cash expenditures of $87 million. We estimate that the remaining costs of approximately $74 million, including approximately $46 million in employee-related costs and approximately $28 million in other associated costs, will be substantially incurred in 2020. The Company also believes that substantially all of the $87 million in estimated cash expenditures will occur in 2020. We expect these actions to be substantially complete in 2020.

In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey. These actions were substantially complete as of March 31, 2020.
The following table contains a subset of our restructuring actions above for the six months ended June 30, 2020 and the total costs to date for each plan:

Millions of dollars	2020	Total
North America Fixed Cost Actions	$88	$88
EMEA Fixed Cost Actions	7	84
EMEA Naples Facility Closure	7	61
Other Global Fixed Cost Actions	7	7

The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2020:

Millions of dollars	December 31, 2019	Charges to Earnings	Cash Paid	Non-Cash and Other	June 30, 2020
Employee termination costs	$57	$106	$(34)	$—	$129
Asset impairment costs	8	—	—	—	8
Other exit costs	12	17	(14)	(1)	14
Total	$77	$123	$(48)	$(1)	$151

The following table summarizes the restructuring charges by operating segment for the period presented:

Six Months Ended
Millions of dollars	June 30, 2020
North America	$70
EMEA	22
Latin America	5
Asia	7
Corporate / Other	19
Total	$123

(13)    INCOME TAXES
Income tax expense was $18 million and $89 million for the three and six months ended June 30, 2020, respectively, compared to income tax expense (benefit) of $130 million and $(2) million in the same period of 2019. For the three months ended June 30, 2020, the decrease in tax expense from the prior period is due primarily to a decrease in valuation allowances, lower earnings and related tax expense, and impact of tax law changes in the prior year. For the six months ended June 30, 2020, the increase in tax expense from the prior period is due to valuation allowance releases in the prior period, partially offset by higher level of earnings and related tax expense.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Earnings before income taxes	$43	$202	$261	$544

Income tax expense computed at United States statutory tax rate	9	42	55	114
Valuation allowances	5	39	6	(196)
Audits and settlements	5	(13)	17	(13)
U.S. foreign income items, net of credits	(2)	4	1	11
Changes in enacted tax rates	—	25	—	25
Other	1	33	10	57
Income tax expense (benefit) computed at effective worldwide tax rates	$18	$130	$89	$(2)

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
Other Income Tax Matters
During its examination of Whirlpool’s 2009 U.S. federal income tax return, the IRS asserted that income earned by a Luxembourg subsidiary via its Mexican branch should be recognized as income on its 2009 U.S. federal income tax return. The Company believed the proposed assessment was without merit and contested the matter in United States Tax Court (US Tax Court). Both Whirlpool and the IRS moved for partial summary judgment on this issue. On May 5, 2020, the US Tax Court granted the IRS’s motion for partial summary judgment and denied Whirlpool’s. The Company intends to appeal the US Tax Court decision to the United States Sixth Circuit Court of Appeals. The Company believes that it will be successful upon appeal and has not recorded any impact of the US Tax Court’s decision in its consolidated financial statements.

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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2020	$2,501	$836	$434	$271	$—	$4,042
2019	2,858	1,032	888	430	(22)	5,186
Intersegment sales
2020	$47	$18	$264	$95	$(424)	$—
2019	45	22	342	87	(496)	—
Depreciation and amortization
2020	$43	$43	$15	$16	$16	$133
2019	55	58	13	17	17	160
EBIT
2020	$316	$(66)	$11	$(18)	$(151)	$92
2019	353	(16)	56	15	(154)	254
Total assets
June 30, 2020	$7,318	$10,407	$3,643	$2,316	$(5,008)	$18,676
December 31, 2019	7,791	9,450	4,226	2,581	(5,167)	18,881
Capital expenditures
2020	$25	$18	$12	$9	$9	$73
2019	43	17	21	19	12	112

	Six Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2020	$5,041	$1,715	$1,052	$559	$—	$8,367
2019	5,393	2,036	1,763	801	(47)	9,946
Intersegment sales
2020	$120	$38	$550	$158	$(866)	$—
2019	111	43	679	171	(1,004)	—
Depreciation and amortization
2020	$90	$81	$31	$33	$33	$268
2019	104	101	31	34	32	302
EBIT
2020	$619	$(81)	$42	$(34)	$(193)	$353
2019	665	(37)	101	22	(104)	647
Total assets
June 30, 2020	$7,318	$10,407	$3,643	$2,316	$(5,008)	$18,676
December 31, 2019	7,791	9,450	4,226	2,581	(5,167)	18,881
Capital expenditures
2020	$53	$32	$26	$23	$21	$155
2019	78	27	45	29	18	197
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Items not allocated to segments:
Restructuring costs	$(118)	$(60)	$(123)	$(86)
Divestiture related transition costs	—	(11)	—	(17)
Brazil indirect tax credit	—	53	—	180
Legacy product warranty and liability expense	—	(12)	—	(12)
Loss on disposal of businesses	—	(79)	—	(79)
Corporate expenses and other	(33)	(45)	(70)	(90)
Total other/eliminations	$(151)	$(154)	$(193)	$(104)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2020	2019	2020	2019
Operating profit	$77	$191	$337	$454
Interest and sundry (income) expense	(15)	(63)	(16)	(193)
Total EBIT	$92	$254	$353	$647
Interest expense	49	52	92	103
Income tax expense	18	130	89	(2)
Net earnings (loss)	$25	$72	$172	$546
Less: Net earnings available to noncontrolling interests	(10)	5	(15)	8
Net earnings (loss) available to Whirlpool	$35	$67	$187	$538

(15)    DIVESTITURES AND HELD FOR SALE
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
See Note 10 to the Consolidated Condensed Financial Statements for additional information.
Divestiture of Turkey Domestic Sales Operations
For the six months ended June 30, 2019, we incurred approximately $11 million of divestiture related costs, primarily inventory liquidation costs, related to the exit from our domestic sales operations in Turkey.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), the world’s leading kitchen and laundry appliance company, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 13 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $20 billion in annual sales and 77,000 employees in 2019. The world's leading kitchen and laundry appliance company claim is based on publicly reported annual product sales, parts, and support revenues for 2019.
OVERVIEW
Whirlpool had second-quarter GAAP net earnings available to Whirlpool of $35 million (net earnings margin of 0.9%), or $0.55 per share, compared to GAAP net earnings available to Whirlpool of $67 million (net earnings margin of 1.3%), or $1.04 per share, in the same prior-year period.
Whirlpool delivered a resilient global performance with ongoing EBIT (non-GAAP) margin of 5.2%, compared to 7.0% in the same prior-year period, despite the significant impact of COVID-19 on global demand. The reduction in GAAP net earnings margin and ongoing EBIT margin were driven by continued COVID-19 disruptions, unfavorable product price/mix, the divestiture of the Embraco compressor business and unfavorable foreign currency. These results were partially offset by the favorable impacts of cost reduction initiatives.
As Whirlpool continues to assess the ongoing impact of COVID-19 on business results, we remain firmly committed to taking aggressive actions to address the health and safety of our employees and negative effects from demand disruptions and production impacts, including, but not limited to the following:

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

•	Implementing rapid liquidity preservation actions, reduction of supply flows into our manufacturing facilities, disciplined inventory management, and capital expenditure reductions.

•	Taking appropriate actions to provide incremental financial flexibility during the crisis and in these volatile financial markets.

We believe that these aggressive cost reduction and liquidity preservation actions serve to position Whirlpool appropriately and provide additional operating and financial flexibility to successfully navigate this uncertain environment.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2020	2019	Better/(Worse)	2020	2019	Better/(Worse)
Net sales	$4,042	$5,186	(22.1)%	$8,367	$9,946	(15.9)%
Gross margin	631	932	(32.4)	1,331	1,744	(23.7)
Selling, general and administrative	421	584	28.0	841	1,089	22.8
Restructuring costs	118	60	98.4	123	86	(43.9)
Interest and sundry (income) expense	(15)	(63)	(75.9)	(16)	(193)	(91.5)
Interest expense	49	52	5.3	92	103	11.9
Income tax expense (benefit)	18	130	86.3	89	(2)	nm
Net earnings available to Whirlpool	$35	$67	(48.2)%	$187	$538	(65.2)%
Diluted net earnings available to Whirlpool per share	$0.55	$1.04	(46.9)%	$2.97	$8.35	(64.5)%
nm = not meaningful
Consolidated net sales decreased 22.1% and 15.9% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and six months ended was primarily driven by volume decrease, unfavorable foreign currency impact, the divestiture of Embraco and unfavorable product price/mix. The volume decline was driven by the negative demand and production / supply disruption effect of COVID-19. Organic net sales, or net sales excluding the impact of foreign currency and Embraco, decreased 13.8% and 7.4% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.
For additional information regarding non-GAAP financial measures including organic net sales and net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage for the three and six months ended June 30, 2020 decreased to 15.6% and 15.9%, respectively, compared to the same periods in 2019, which reflects the unfavorable impacts of volume decrease, product price/mix, lower cost productivity driven primarily by lost fixed cost leverage and foreign currency, partially offset by the favorable impact of raw material deflation.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments has been significantly impacted by COVID-19 in the areas of manufacturing operations such as a decrease in production levels resulting in production level below normal capacity. Excess capacity costs of approximately $30 million for the second quarter 2020 have been realized across our operating segments. Additionally, operating segments have been impacted by disruptions in supply chains, distribution channels, and demand, among other COVID-19 related impacts.

NORTH AMERICA
Net Sales
Net sales decreased 12.5% and 6.5% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and six months ended June 30, 2020 was primarily driven by lower volumes and unfavorable product price/mix. Excluding the impact from foreign currency, net sales decreased 12.3% and 6.4% for the three and six months ended June 30, 2020, respectively, compared to the same period in 2019.

EBIT
EBIT decreased for the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to the unfavorable impact of lower volumes and product price/mix, partially offset by cost productivity and raw material deflation. EBIT margin was 12.6% and 12.3% for the three and six months ended June 30, 2020, respectively, compared to 12.4% and 12.3% for the same periods in 2019.
EMEA
Net Sales

Net sales decreased 19.0% and 15.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and six months ended June 30, 2020 was driven by lower volumes and foreign currency, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 17% and 13.7% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

EBIT

EBIT decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the unfavorable impact of lower volumes. EBIT margin was (7.9)% and (4.7)% for the three and six months ended June 30, 2020, respectively, compared to (1.6)% and (1.8)% for the same periods in 2019.

LATIN AMERICA
Net Sales
Net sales decreased 51.1% and 40.3% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and six months ended June 30, 2020 was primarily driven by the divestiture of the Embraco compressor business, lower volumes, and the unfavorable impact of foreign currency. Excluding the impact from foreign currency and Embraco, net sales decreased 4.1% and increased 9.6% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

EBIT
EBIT decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the divestiture of the Embraco compressor business, lower volumes and the unfavorable impact of foreign currency, partially offset by cost productivity. EBIT margin was 2.5% and 4.0% for the three and six months ended June 30, 2020, respectively, compared to 6.3% and 5.7% for the same periods in 2019.

ASIA
Net Sales
Net sales decreased 37.1% and 30.2% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and six months ended June 30, 2020 was primarily driven by lower volumes and the unfavorable impact of foreign currency. Excluding the impact from foreign currency, net sales decreased 33.7% and 27.5% for the three and six months ended June 30, 2020, compared to the same periods in 2019.
EBIT
EBIT decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to unfavorable impact of lower volumes and product price/mix, partially offset by cost productivity. EBIT margin was (6.7)% and (6.1)% for the three and six months ended June 30, 2020, respectively, compared to 3.6% and 2.8% for the same periods in 2019.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2020	As a % of Net Sales	2019	As a % of Net Sales	2020	As a % of Net Sales	2019	As a % of Net Sales
North America	$170	6.8%	$227	7.9%	$336	6.7%	$403	7.5%
EMEA	105	12.6	126	12.2	201	11.7	250	12.3
Latin America	46	10.5	90	10.1	107	10.2	168	9.5
Asia	52	19.2	75	17.5	110	19.7	136	17.0
Corporate/other	48	—	66	—	87	—	132	—
Consolidated	$421	10.4%	$584	11.3%	$841	10.1%	$1,089	11.0%
Consolidated selling, general and administrative expenses for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019 primarily due to the impact of cost reduction actions and the divestiture of the Embraco compressor business.
Restructuring
We incurred restructuring charges of $118 million and $123 million for the three and six months ended June 30, 2020, respectively, compared to $60 million and $86 million for the same periods in 2019. For the full year 2020, we expect to incur total restructuring charges of $260 million to $280 million, which includes the Company's original guidance of $100 million, the U.S. restructuring actions of $95 million and anticipated additional restructuring actions in 2020.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
Loss on Disposal of Businesses
We recorded a loss of $79 million for the three and six months ended June 30, 2019 related to charges on the sale of the South Africa business ($68 million) and costs associated with the exit of the Turkey domestic sales operations ($11 million).

For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease in interest and sundry income for the three and six months ended June 30, 2020 was primarily due to the prior year impact of the Brazil indirect tax credit recorded of $53 million and $180 million, respectively. These amounts reflect $54 million and $196 million of indirect tax credits, net of related fees.
For additional information, see Note 7 to the Consolidated Condensed Financial Statements.
Pension and Other Postretirement Benefit Plans
During the quarter, the Company announced changes to a postretirement medical benefit program for certain groups of active employees. The total annualized net earnings impact of these plan amendments is approximately $22 million. The impact for the second quarter is not material to the Consolidated Condensed Financial Statements at June 30, 2020.
Subsequently, on July 15, 2020, the Company announced additional changes to a postretirement medical benefit program for certain groups of retirees. The total annualized net earnings impact of these plan amendments is approximately $35 million. Due to the announcement timing of these subsequent plan amendments, we have not recognized any amounts relating to these changes as of June 30, 2020.

For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019 primarily due to lower average short-term debt balances.
Income Taxes
Income tax expense (benefit) was $18 million and $89 million for the three and six months ended June 30, 2020, respectively, compared to income tax expense (benefit) of $130 million and $(2) million in the same periods of 2019. For the three months ended June 30, 2020, the decrease in tax expense from the prior period is due primarily to a decrease in valuation allowances, lower earnings and related tax expense, and impact of tax law changes in the prior year. For the six months ended June 30, 2020, the increase in the effective tax rate from the prior period is due to valuation allowance releases in the prior period, partially offset by higher level of earnings and related tax expense.
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

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our EMEA reporting unit and our Indesit, Hotpoint* and Maytag trademarks continue to be at risk and none of our other reporting units or indefinite-lived intangible assets are presently at risk for future impairment.
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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, restructuring activities, payments of short and long-term debt and returns to shareholders. We currently have $298 million long-term debt maturing in the next twelve months.
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

COVID-19 pandemic

The COVID-19 pandemic has resulted in significant uncertainty in the macroeconomic environment and disruptions in global financial markets. We believe we have a strong financial position and the liquidity required to withstand economic uncertainty during this volatile period in consideration of the following:

•	Solid investment grade credit rating
*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

•	No bond maturities for the remainder of 2020; $300 million due in June 2021

•	Ample buffers in our financial covenants to withstand additional debt or reduction to equity

•	$2.5 billion of cash and cash equivalents at June 30, 2020

•	$2.5 billion of remaining availability on our committed credit facilities

•	Completed $500 million 30-year senior notes offering in May 2020

•	Focused cost takeout including significant global restructuring actions

•	Strong working capital management

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $2.5 billion at June 30, 2020, of which the majority was held by subsidiaries in foreign countries with the remainder held in the United States. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2020, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States, China and Brazil which represented 7.7%, 1.8% and 1.1%, respectively. In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility. On March 13, 2020, we initiated a borrowing of approximately $2.2 billion under the revolving credit facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. We repaid $500 million of this revolving credit facility borrowing with the proceeds from our May 2020 Notes offering. We repaid an additional $500 million of this revolving credit facility borrowing by drawing on the full amount of our 364-Day Facility.
We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of June 30, 2020. We are closely monitoring our ability to meet these covenants in future periods and expect to continue to be in compliance.

At June 30, 2020, we had aggregate borrowing capacity of approximately $2.5 billion on our committed credit facilities, consisting of $2.3 billion under the Amended Long-Term Facility and  approximately $200 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At June 30, 2020, we have $1.7 billion of notes payable under the revolving credit facilities which is expected to be repaid in the next twelve months. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. In light of the COVID-19 pandemic, there is a heightened risk of trade customer financial restructuring or insolvency situations and increases in our accounts receivable balances with these trade customers. While there was not a material effect from these events during the three months ended June 30, 2020, nor do we have immediate visibility into those situations materializing in the future, we continue to monitor these situations and take appropriate risk mitigation steps in light of the current environment.

At June 30, 2020, we had 272 million Brazilian reais (approximately $50 million at June 30, 2020) in short and long-term receivables due to us from Maquina de Vendas S.A. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. At June 30, 2020, we have 127 million Brazilian reais (approximately $23 million at June 30, 2020) of insurance against this credit risk through policies purchased from high-quality underwriters. After consideration of insurance and the allowance for expected credit losses, we do not expect this matter to have a material impact on financial results in future periods.
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
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2020	2019
Cash provided by (used in):
Operating activities	$(745)	$(821)
Investing activities	(128)	(195)
Financing activities	1,605	678
Effect of exchange rate changes	(138)	9
Net change in cash, cash equivalents and restricted cash	$594	$(329)
Cash Flows from Operating Activities
Cash used in operating activities during the six months ended June 30, 2020 decreased compared to the same period in 2019, which primarily reflects the impact of changes in working capital, including sales volume and credit management activities, reduced seasonal inventory build due to lower volume and supply constraints, and the divestiture of the Embraco compressor business as well as reduced promotional activity and focused cost control in response to COVID-19.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2020 decreased compared to the same period in 2019, which primarily reflects lower capital expenditures year over year due to capital reduction actions during the COVID-19 disruption.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2020 increased compared to the same period in 2019, which primarily reflects the following:

•	Proceeds from borrowings under our revolving credit facility of $2.2 billion offset by lower commercial paper borrowings (increase of approximately $1.1 billion);

•
Repayments of long-term debt includes the repayment of the €500 million (approximately $565 million) senior notes in March 2020 and both the repayment of $250 million in senior notes and the €600 million (approximately $673 million at repayment) Whirlpool EMEA Finance Term Loan in the prior period (decrease of approximately $370 million);

•
Proceeds from borrowings of long-term debt includes the €500 million (approximately $540 million as of February 2020) senior notes offering in February 2020, the $500 million senior notes offering in May 2020 and the $700 million senior notes offering in the prior period (decrease of approximately $150 million) ; and

•	Higher stock repurchases under our share repurchase program (increase of approximately $70 million), all of which repurchases occurred in the first quarter of 2020.
Dividends paid in financing activities during the six months ended June 30, 2020 was comparable to the same period in 2019.
Financing Arrangements
The Company had total committed credit facilities of approximately $4.2 billion at June 30, 2020. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations and, together with other liquidity tools, to navigate through the macroeconomic uncertainty related to the COVID-19 pandemic. We had $900 million and €700 million (approximately $786 million as of June 30, 2020) outstanding under the committed credit facilities at June 30, 2020. We had no borrowings outstanding under the committed credit facilities at December 31, 2019.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2020, we had approximately $278 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 6 and 7 to the Consolidated Condensed Financial Statements.

NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:

•	Earnings before interest and taxes (EBIT)

•	EBIT margin

•	Ongoing EBIT

•	Ongoing EBIT margin

•	Sales excluding foreign currency

•	Organic net sales (net sales excluding foreign currency and Embraco)

•	Free cash flow
Non-GAAP measures exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Management believes that sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations. Organic net sales is calculated by excluding prior period net sales from our divested Embraco business and foreign currency. Management believes that organic net sales provides stockholders with a clearer basis to assess our results over time, excluding the revenue impact from our divested compressor business and exchange rate fluctuations. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Total Whirlpool Organic Net Sales Reconciliation: in millions	Three Months Ended June 30,
	2020	2019	Change
Net sales	$4,042	$5,186	(22.1)%
Less: Embraco net sales	—	(323)
Add-Back: currency	149	—
Organic net sales	$4,191	$4,863	(13.8)%

Latin America Organic Net Sales Reconciliation: in millions	Three Months Ended June 30,
	2020	2019	Change
Net sales	$434	$888	(51.1)%
Less: Embraco net sales	—	(323)
Add-Back: currency	108	—
Organic net sales	$542	$565	(4.1)%

Total Whirlpool Organic Net Sales Reconciliation: in millions	Six Months Ended June 30,
	2020	2019	Change
Net sales	$8,367	$9,946	(15.9)%
Less: Embraco net sales	—	(635)
Add-Back: currency	256	—
Organic net sales	$8,623	$9,311	(7.4)%

Latin America Organic Net Sales Reconciliation: in millions	Six Months Ended June 30,
	2020	2019	Change
Net sales	$1,052	$1,763	(40.3)%
Less: Embraco net sales	—	(635)
Add-Back: currency	184	—
Organic net sales	$1,236	$1,128	9.6%

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Net earnings available to Whirlpool (1)	$35	$67	$187	$538
Net earnings (loss) available to noncontrolling interests	(10)	5	(15)	8
Income tax expense (benefit)	18	130	89	(2)
Interest expense	49	52	92	103
Earnings before interest & taxes	$92	$254	$353	$647
Restructuring expense	118	60	123	86
Divestiture related transition costs	—	11	—	17
Brazil indirect tax credit	—	(53)	—	(180)
Loss on disposal of businesses	—	79	—	79
Legacy product warranty and liability expense	—	12	—	12
Ongoing EBIT(2)	$210	$363	$476	$661

(1)
Net earnings margin is approximately 0.9% and 2.2% for the three and six months ended June 30, 2020 , respectively, compared to 1.3% and 5.4% in the same prior year periods. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

(2)
Ongoing EBIT margin is approximately 5.2% and 5.7% for the three and six months ended June 30, 2020, respectively, compared to 7.0% and 6.6% in the same prior year periods. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and six months ended June 30, 2020 and June 30, 2019, respectively.

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended
	2020	2019
Cash used in operating activities	$(745)	$(821)
Capital expenditures	(155)	(197)
Proceeds from sale of assets and business	27	5
Change in restricted cash (1)	—	16
Free cash flow	$(873)	$(997)

Cash used in investing activities	$(128)	$(195)
Cash provided by financing activities	1,605	678

(1)	For additional information regarding restricted cash, see Note 3 to the Consolidated Condensed Financial Statements.
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
U.S. Tariffs and Global Economy
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. The impact of previously-announced U.S. tariffs increased raw material costs during 2019 and 2020. We expect these and other tariffs to impact material and freight costs in future quarters, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as updated in our subsequent quarterly reports on Form 10–Q, including set forth below.
Our financial condition and results of operations have been and are expected to continue to be adversely affected by the ongoing COVID-19 outbreak.

We are closely monitoring the impact of the global COVID-19 pandemic on all aspects of our operations and regions, including the effect on our consumers, employees, trade customers, suppliers and distribution channels. The pandemic has created significant business disruption and economic uncertainty which has adversely impacted our manufacturing operations, supply chain, distribution channels and demand for our products.There remains significant uncertainty regarding the severity and duration of the pandemic and its impact on our business, including the severity of a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate. The adverse impact of the pandemic is expected to continue and may materially affect our financial statements in future periods.

The impacts of the pandemic include, but are not limited to, the following:

•
Production shutdowns and slowdowns, in individual or collective groups of factories in impacted countries, which have and could in the future result in increased costs and decreased efficiency, and which have and could impact our ability to respond to rapid changes in demand;

•	Lack of availability of component materials in our supply chain and an increase in raw material and component costs;

•
Recent and potential future reductions in trade customer sales volume, potential trade customer financial restructuring or insolvency, and increases in accounts receivable balances with our trade customer base;

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

•	Operational disruption if key employees terminate their employment or become ill, as well as diversion of our management team's attention from non-COVID-19 related matters;

•	Potential investigations, legal claims or litigation against us for actions we have taken or may take, or decisions we have made or may make, as a consequence of the pandemic; and

•	Potential delays in resolving pending legal matters as a result of court, administrative and other closures and delays in many of our regions.

Our existing insurance coverages may not respond to some of these impacts. In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the six months ended June 30, 2020, we repurchased 902,000 shares under this share repurchase program at an aggregate price of approximately $121 million, all of which repurchases occurred in the first quarter of 2020. At June 30, 2020, there were approximately $531 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2020:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2020 through April 30, 2020	—	$—	—	$531
May 1, 2020 through May 31, 2020	—	—	—	531
June 1, 2020 through June 30, 2020	—	—	—	531
Total	—	$—	—
Share repurchases are made from time to time on the open market as conditions warrant. Given the current level of uncertainty surrounding the COVID-19 pandemic, we have decided to temporarily suspend our share repurchase program to protect liquidity in the current environment. The program does not obligate us to repurchase any of our shares and it has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 4.1
Certificate of Designated Officers of Whirlpool Corporation, dated May 7, 2020 [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on May 7, 2020]

Exhibit 10.1
364-Day Credit Agreement dated as of April 27, 2020 among Whirlpool Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent. [Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2020]

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 23, 2020