Form 10-Q
period 2020-09-30
WHIRLPOOL CORP /DE/
filed 2020-10-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 16, 2020
Common stock, par value $1.00 per share	62,546,876

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and Nine Months Ended September 30, 2020

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding expected earnings per share, cash flow, productivity and raw material prices, and the impact of the COVID-19 pandemic on our operations and financial condition. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) COVID-19 pandemic-related business disruptions and economic uncertainty; (2) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (3) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (4) Whirlpool's ability to maintain its reputation and brand image; (5) the ability of Whirlpool to achieve its business plans, productivity improvements, and cost control objectives, and to leverage its global operating platform, and accelerate the rate of innovation; (6) Whirlpool's ability to obtain and protect intellectual property rights; (7) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (8) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (9) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (10) product liability and product recall costs; (11) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (12) our ability to attract, develop and retain executives and other qualified employees; (13) the impact of labor relations; (14) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (15) Whirlpool's ability to manage foreign currency fluctuations; (16) impacts from goodwill impairment and related charges; (17) triggering events or circumstances impacting the carrying value of our long-lived assets; (18) inventory and other asset risk; (19) the uncertain global economy and changes in economic conditions which affect demand for our products; (20) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (21) changes in LIBOR, or replacement of LIBOR with an alternative reference rate; (22) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (23) the effects and costs of governmental investigations or related actions by third parties; and (24) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Net sales	$5,291	$5,091	$13,658	$15,037
Expenses
Cost of products sold	4,136	4,350	11,172	12,552
Gross margin	1,155	741	2,486	2,485
Selling, general and administrative	513	491	1,354	1,580
Intangible amortization	16	17	46	53
Restructuring costs	63	56	186	142
(Gain) loss on sale and disposal of businesses	(7)	(516)	(7)	(437)
Operating profit	570	693	907	1,147
Other (income) expense
Interest and sundry (income) expense	(22)	(29)	(38)	(222)
Interest expense	51	45	142	148
Earnings before income taxes	541	677	803	1,221
Income tax expense (benefit)	143	313	233	311
Net earnings	398	364	570	910
Less: Net earnings (loss) available to noncontrolling interests	1	6	(14)	14
Net earnings available to Whirlpool	$397	$358	$584	$896
Per share of common stock
Basic net earnings available to Whirlpool	$6.35	$5.62	$9.33	$14.04
Diluted net earnings available to Whirlpool	$6.27	$5.57	$9.26	$13.93
Dividends declared	$1.20	$1.20	$3.60	$3.55
Weighted-average shares outstanding (in millions)
Basic	62.6	63.6	62.6	63.8
Diluted	63.3	64.2	63.1	64.3

Comprehensive income	$375	$419	$436	$1,002
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$3,528	$1,952
Accounts receivable, net of allowance of $144 and $132, respectively	2,716	2,198
Inventories	2,216	2,438
Prepaid and other current assets	847	810
Total current assets	9,307	7,398
Property, net of accumulated depreciation of $6,681 and $6,444, respectively	3,136	3,301
Right of use assets	904	921
Goodwill	2,463	2,440
Other intangibles, net of accumulated amortization of $644 and $593, respectively	2,190	2,225
Deferred income taxes	2,146	2,238
Other noncurrent assets	213	358
Total assets	$20,359	$18,881
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,179	$4,547
Accrued expenses	687	652
Accrued advertising and promotions	751	949
Employee compensation	516	450
Notes payable	1,735	294
Current maturities of long-term debt	298	559
Other current liabilities	939	918
Total current liabilities	9,105	8,369
Noncurrent liabilities
Long-term debt	4,965	4,140
Pension benefits	470	542
Postretirement benefits	163	322
Lease liabilities	735	778
Other noncurrent liabilities	643	612
Total noncurrent liabilities	6,976	6,394
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 112 million shares issued, and 62 million and 63 million shares outstanding, respectively	113	112
Additional paid-in capital	2,865	2,806
Retained earnings	8,223	7,870
Accumulated other comprehensive loss	(2,754)	(2,618)
Treasury stock, 50 million and 49 million shares, respectively	(5,076)	(4,975)
Total Whirlpool stockholders' equity	3,371	3,195
Noncontrolling interests	907	923
Total stockholders' equity	4,278	4,118
Total liabilities and stockholders' equity	$20,359	$18,881

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2020	2019
Operating activities
Net earnings	$570	$910
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	414	443
(Gain) loss on sale and disposal of businesses	—	(437)
Changes in assets and liabilities:
Accounts receivable	(663)	(517)
Inventories	158	(525)
Accounts payable	(162)	(110)
Accrued advertising and promotions	(179)	(62)
Accrued expenses and current liabilities	(163)	29
Taxes deferred and payable, net	90	(59)
Accrued pension and postretirement benefits	(55)	(72)
Employee compensation	137	77
Other	260	(243)
Cash provided by (used in) operating activities	407	(566)
Investing activities
Capital expenditures	(251)	(306)
Proceeds from sale of assets and business	27	1,034
Other	—	(5)
Cash provided by (used in) investing activities	(224)	723
Financing activities
Net proceeds from borrowings of long-term debt	1,031	699
Repayments of long-term debt	(568)	(946)
Net proceeds (repayments) from short-term borrowings	1,405	(63)
Dividends paid	(232)	(229)
Repurchase of common stock	(121)	(100)
Common stock issued	16	5
Other	—	(7)
Cash provided by (used in) financing activities	1,531	(641)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(125)	(55)
Increase (decrease) in cash, cash equivalents and restricted cash	1,589	(539)
Cash, cash equivalents and restricted cash at beginning of year	1,952	1,538
Cash, cash equivalents and restricted cash at end of year	$3,541	$999

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
Risks and Uncertainties

COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2020 and for the nine months ended September 30, 2020.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after October 22, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-life intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint* and Maytag trademarks continue to be at risk at September 30, 2020. The goodwill in our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of COVID-19 related demand disruptions, production impacts and supply constraint impacts on our operating results for the EMEA reporting unit in the short-term is uncertain, but we remain committed to the strategic actions necessary to realize the long-term forecasted EBIT margins and expect that the macroeconomic environment will recover in the medium to long-term. The potential negative demand effect on revenues for the Indesit and Hotpoint* trademarks and the Maytag trademark is also uncertain given the volatile environment, but we expect that demand and production levels will continue to recover.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the third quarter of 2020.
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
Other Accounting Matters
Synthetic lease arrangements
In the first quarter of 2020, we entered into a synthetic lease arrangement with a financial institution for non-core properties in the North America region. The term of these leases commenced in the first quarter of 2020 and will expire five years after commencement. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. These arrangements include a residual value guarantee that could potentially come due in future periods. The current obligation residual value guarantee is not material as of September 30, 2020.
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
Prior Year Out-of-Period Adjustments
During the third quarter of 2019, we recorded a net adjustment of $34 million related to prior years resulting from the one time transition tax deemed repatriation on earnings of certain foreign subsidiaries that were previously tax deferred and related impacts. This adjustment resulted in a decrease of net earnings available to Whirlpool of $34 million and a decrease of $0.53 in diluted earnings per share for the three and nine months ended 2019. The Company determined the impact was not material to the prior years' financial statements and was not material to the Consolidated Statement of Comprehensive Income (Loss) for the year ending December 31, 2019.
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
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
2020-06	Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entities Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entities Own Equity	January 1, 2022
All other issued and not yet effective accounting standards are not relevant or material to the Company.

2)    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents our disaggregated revenues by revenue source. We sell products within all product categories in each operating segment. For additional information on the disaggregated revenues by geographic regions, see Note 14 to the Consolidated Condensed Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2020	2019	2020	2019
Major product categories:
Laundry	$1,588	$1,576	$3,989	$4,531
Refrigeration	1,701	1,673	4,368	4,694
Cooking	1,159	1,183	3,011	3,289
Dishwashing	509	414	1,320	1,169
Total major product category net sales	$4,957	$4,846	$12,688	$13,683
Compressors(1)	—	—	—	557
Spare parts and warranties	247	227	681	749
Other	87	18	289	48
Total net sales	$5,291	$5,091	$13,658	$15,037
(1)Change in compressors compared to the prior year is due to the divestiture of the Embraco compressor business.
The impact to revenue related to prior period performance obligations was not material for the three and nine months ended September 30, 2020.
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
The following table summarizes our allowance for doubtful accounts by operating segment for the nine months ended September 30, 2020.

Millions of dollars	December 31, 2019	Charged to Earnings	Write-offs	Foreign Currency	September 30, 2020
North America	$4	$5	$—	$—	$9
EMEA	83	5	(13)	—	75
Latin America	33	13	(3)	(6)	37
Asia	12	11	—	—	23
Consolidated	$132	$34	$(16)	$(6)	$144
We also have an allowance on certain financing receivables that are recorded in prepaid and other current assets and other noncurrent assets on our Consolidated Condensed Balance Sheets. The allowance at September 30, 2020 and December 31, 2019 was approximately $45 million and $48 million, respectively. The amount charged to earnings and write-offs for the nine months ended September 30, 2020 were not material.

(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	September 30,
Millions of dollars	2020	2019
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$3,528	$993
Restricted cash included in prepaid and other current assets (1)	13	6
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$3,541	$999

	December 31,
Millions of dollars	2019	2018
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$1,952	$1,498
Restricted cash included in prepaid and other current assets (1)	—	40
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$1,952	$1,538
(1)In 2020, restricted cash represents contributions held as part of the Company's Charitable Foundation which is consolidated as of September 30, 2020. In 2019 and 2018, restricted cash was used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Whirlpool China (formerly Hefei Sanyo) acquisition.
(4)    INVENTORIES
The following table summarizes our inventories at September 30, 2020 and December 31, 2019:

Millions of dollars	September 30, 2020	December 31, 2019
Finished products	$1,708	$1,979
Raw materials and work in process	627	602
	2,335	2,581
Less: excess of FIFO cost over LIFO cost	(119)	(143)
Total inventories	$2,216	$2,438
LIFO inventories represented 41% and 43% of total inventories at September 30, 2020 and December 31, 2019, respectively.
(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2020 and December 31, 2019:

Millions of dollars	September 30, 2020	December 31, 2019
Land	$91	$97
Buildings	1,540	1,540
Machinery and equipment	8,186	8,108
Accumulated depreciation	(6,681)	(6,444)
Property, plant and equipment, net	$3,136	$3,301
During the nine months ended September 30, 2020, we disposed of buildings, machinery and equipment with a net book value of $20 million. The net gain on the disposals were not material.

(6)    FINANCING ARRANGEMENTS
Debt Offering

On May 7, 2020, Whirlpool Corporation (the “Company”), completed its offering of $500 million in principal amount of 4.60% Senior Notes due 2050 (the “Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Notes to repay a portion of the outstanding borrowings under the Company’s revolving credit facility, as amended and restated, dated as of August 6, 2019, among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent and Citibank, N.A., as syndication agent.
On February 21, 2020, Whirlpool EMEA Finance S.à r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a bond offering consisting of €500 million (approximately $540 million at closing) in principal amount of 0.50% Senior Notes due in 2028 (the "Notes") in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The Notes were issued under an indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à r.l, as issuer, the Company, as parent guarantor, and U.S. Bank National Association, as trustee. Whirlpool Corporation has fully and unconditionally guaranteed the Notes on a senior unsecured basis. The Notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.
On February 26, 2019, Whirlpool Corporation completed a bond offering consisting of $700 million in principal amount of 4.75% Senior Notes due in 2029. The Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered pursuant to a registration statement on Form S-3 (File No. 333-224381).
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

Credit Facilities
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A. as Administrative Agent. The 364-Day Facility provides aggregate borrowing capacity of $500 million, and has a termination date of April 26, 2021. The interest and fee rates payable with respect to the 364-Day Facility based on the Company’s current debt rating are as follows: (1) the Eurodollar Margin is 1.625%; (2) the spread over prime is 0.625%; and (3) the unused commitment fee is 0.400%. The 364-Day Facility contains customary covenants and warranties which are consistent with the Company’s $3.5 billion revolving credit facility, including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level.
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion, an increase of $500 million from the Company's prior amended and restated credit agreement. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated. The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over EURIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.100%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt at the subsidiary level.
We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facilities as of September 30, 2020.
In addition to the committed $3.5 billion Amended Long-Term Facility and the $500 million 364-Day Credit Agreement, we have committed credit facilities in Brazil and India. The committed credit facilities in Brazil and India provide borrowings up to 1 billion Brazilian reais and 1 billion Indian rupees (totaling approximately $191 million at September 30, 2020 and $262 million at December 31, 2019), maturing through 2022. On August 5, 2019 we terminated a €250 million European revolving credit facility that we entered into in July 2015. The termination of this facility did not have a material impact on our Consolidated Condensed Financial Statements.
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
As of September 30, 2020, we had aggregate borrowing capacity of approximately $2.5 billion on our committed credit facilities, consisting of $2.3 billion under the Amended Long-Term Facility and approximately $191 million under our committed credit facilities in Brazil and India.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

The following table summarizes the carrying value of notes payable at September 30, 2020 and December 31, 2019:

Millions of dollars	September 30, 2020	December 31, 2019
Commercial paper	$—	$274
Short-term borrowings due to banks	1,735	20
Total notes payable	$1,735	$294

Short-term borrowings due to banks include amounts outstanding under the Amended Long-Term Facility, which are expected to be repaid in the next twelve months.
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers primarily do not require continuing involvement from the Company, however certain arrangements include servicing of transferred receivables by Whirlpool. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $73 million and $348 million as of September 30, 2020 and December 31, 2019, respectively.
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
Whirlpool agreed to retain potential liabilities related to this matter following closing of the Embraco sale transaction. We continue to defend these actions. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our financial statements in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period was subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling was subsequently affirmed by the Brazilian Supreme Court, and is now final. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. At September 30, 2020, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at September 30, 2020. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $349 million at September 30, 2020).

Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage tax payers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 257 million Brazilian reais (approximately $46 million at September 30, 2020), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 301 million Brazilian reais (approximately $53 million at September 30, 2020). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Litigation is inherently unpredictable and the conclusion of these matters may take many years to ultimately resolve. We may experience additional delays in resolving these matters as a result of COVID-19-related administrative and judicial system temporary delays and closures in Brazil. Amounts at issue in potential future litigation could increase as a result of interest and penalties in future periods. Accordingly, it is possible that an unfavorable outcome in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.
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

The ICMS credits and related fees were recorded in interest and sundry (income) expense in our Consolidated Condensed Statements of Comprehensive Income (Loss). The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, and a scheduled hearing has been delayed and it is not known when such hearing will be rescheduled. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
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

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2020	2019
Balance at January 1	$383	$268
Issuances/accruals during the period	178	329
Settlements made during the period/other	(272)	(208)
Balance at September 30	$289	$389

Current portion	$186	$262
Non-current portion	104	127
Total	$289	$389

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the nine months ended September 30, 2020, settlements of approximately $55 million have been incurred related to this product recall. In the third quarter of 2020, we recorded a benefit of $13 million related to a vendor recovery in our ongoing EMEA-produced washer corrective action.

For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. For the three and nine months ended September 30, 2020, we incurred no additional material product warranty expense related to this campaign. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2020 and December 31, 2019, the guaranteed amounts totaled 463 million Brazilian reais (approximately $82 million at September 30, 2020) and 577 million Brazilian reais (approximately $143 million at December 31, 2019), respectively. The fair value of these guarantees were nominal at September 30, 2020 and December 31, 2019. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled $3.4 billion at September 30, 2020 and $2.6 billion at December 31, 2019. Our total short-term outstanding bank indebtedness under guarantees was nominal at both September 30, 2020 and December 31, 2019.

(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$1	$1	$1	$2
Interest cost	25	30	4	5	1	4
Expected return on plan assets	(42)	(44)	(7)	(6)	—	—
Amortization:
Actuarial loss	15	11	3	2	—	—
Prior service credit	—	(1)	—	—	(12)	(2)
Settlement and curtailment (gain) loss	—	10	1	—	—	—
Net periodic benefit cost (credit)	$(1)	$7	$2	$2	$(10)	$4

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Service cost	$2	$2	$4	$4	$4	$5
Interest cost	74	92	13	17	7	12
Expected return on plan assets	(124)	(133)	(22)	(21)	—	—
Amortization:
Actuarial loss	46	35	9	6	—	—
Prior service credit	—	(2)	—	—	(16)	(7)
Settlement and curtailment (gain) loss	—	10	1	1	(4)	(7)
Net periodic benefit cost (credit)	$(2)	$4	$5	$7	$(9)	$3
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Operating profit (loss)	$1	$1	$1	$1	$1	$2
Interest and sundry (income) expense	(2)	6	1	1	(11)	2
Net periodic benefit cost	$(1)	$7	$2	$2	$(10)	$4

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Operating profit (loss)	$2	$2	$4	$4	$4	$5
Interest and sundry (income) expense	(4)	2	1	3	(13)	(2)
Net periodic benefit cost	$(2)	$4	$5	$7	$(9)	$3

401(k) Defined Contribution Plan

During March 2020, we announced that the company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees will be contributed in company stock starting from May 2020.

Other Postretirement Benefit Plans
During the third quarter, the Company announced changes to a postretirement medical benefit program for certain groups of retirees. These plan amendments are effective January 1, 2021 and reduce reimbursement amounts available under certain postretirement medical benefit programs and eliminate these benefits effective January 1, 2024 for these same retiree groups.
During the second quarter, the Company announced changes to a postretirement medical benefit program for certain groups of active employees. These plan amendments were effective July 1, 2020 and reduced medical benefits for these pre-Medicare eligible and Medicare-eligible active employees who retire on or after July 1, 2020 and eliminate certain benefits effective January 1, 2024.
These plan amendments resulted in a reduction in the accumulated postretirement benefit obligation of approximately $157 million with a corresponding adjustment of $118 million in other comprehensive income, net of $39 million in deferred taxes for the nine months ended September 30, 2020. This amount is being amortized as a reduction of future net periodic cost over approximately 3.4 years, which represents the future remaining service period of eligible active employees. The interim plan remeasurement associated with these amendments resulted in an actuarial loss of $12 million recorded in the Other Comprehensive Income (Loss).
For additional information, see Note 11 to the Consolidated Condensed Financial Statements.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at September 30, 2020 and December 31, 2019.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There was a notional amount of $300 million of outstanding interest rate swap agreements at September 30, 2020 and December 31, 2019.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at September 30, 2020 and December 31, 2019:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2020		2019		2020	2019
Senior note - 0.625%		€—		€500	$—	$569	March 2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$325	$382	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income. As of September 30, 2020 and December 31, 2019, there was no ineffectiveness on hedges designated as net investment hedges. Due to the volatility in the macroeconomic environment caused by the COVID-19 pandemic, we evaluated and dedesignated a nominal amount of certain foreign exchange cash flow hedges in the first quarter of 2020. No material amount was dedesignated during the nine months ended September 30, 2020.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2020 and December 31, 2019:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2020	2019	2020	2019	2020	2019		2020	2019
Derivatives accounted for as hedges(1)
Commodity swaps/options	$223	$174	$19	$4	$14	$10	(CF)	33	21
Foreign exchange forwards/options	2,901	3,177	72	94	29	84	(CF/NI)	137	32
Cross-currency swaps	1,275	1,275	26	25	16	23	(CF)	101	110
Interest rate derivatives	300	300	—	6	46	—	(CF)	56	65
Total derivatives accounted for as hedges			$117	$129	$105	$117
Derivatives not accounted for as hedges
Commodity swaps/options	1	1	—	—	—	—	N/A	0	7
Foreign exchange forwards/options(2)	$3,602	$3,182	$28	$15	$55	$22	N/A	12	12
Total derivatives not accounted for as hedges			28	15	55	22
Total derivatives			$145	$144	$160	$139

Current			$105	$55	$80	$61
Noncurrent			40	89	80	78
Total derivatives			$145	$144	$160	$139
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
(2)Foreign exchange forwards/options have increased due to hedging of a future intercompany loan.

The following tables summarize the effects of derivative instruments and foreign currency debt designated as net investment hedges in our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (3)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options		$23	$(5)
Foreign exchange forwards/options		(37)	79
Cross-currency swaps		(62)	—
Interest rate derivatives		13	54
Net investment hedges - foreign currency		(14)	55
		(77)	183

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options	Cost of products sold	$(4)	$(7)
Foreign exchange forwards/options	Net sales	2	(1)
Foreign exchange forwards/options	Cost of products sold	11	5
Foreign exchange forwards/options	Interest and sundry (income) expense	(21)	49
Cross-currency swaps	Interest and sundry (income) expense	(51)	47
Interest rate derivatives	Interest expense	—	3
		(63)	96

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2020	2019
Foreign exchange forwards/options	Interest and sundry (income) expense	$(18)	$53
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended September 30, 2020 is primarily driven by currency fluctuations and declines in commodity prices and interest rates compared to the prior year. The tax impact of the cash flow hedges was $2 million and $(8) million for the three months ended September 30, 2020 and 2019, respectively. The tax impact of the net investment hedges was $5 million and $(15) million for the three months ended September 30, 2020 and 2019, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended September 30, 2020 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(5)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options		$(8)	$(5)
Foreign exchange		58	103
Cross-currency swaps		33	—
Interest rate derivatives		(53)	32
Net investment hedges - foreign currency		39	36
		$69	$166

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(6)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options	Cost of products sold	$(21)	$(16)
Foreign exchange forwards/options	Net sales	5	(3)
Foreign exchange forwards/options	Cost of products sold	20	16
Foreign exchange forwards/options	Interest and sundry (income) expense	(52)	82
Cross-currency swaps	Interest and sundry (income) expense	(40)	47
Interest rate derivatives	Interest expense	—	7
		$(88)	$133

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2020	2019
Foreign exchange forwards/options	Interest and sundry (income) expense	$(1)	$47
(5)Change in gain (loss) recognized in OCI (effective portion) for the nine months ended September 30, 2020 is primarily driven by currency fluctuations and declines in commodity prices and interest rates compared to the prior year. The tax impact of the cash flow hedges was $(25) million and $2 million for the nine months ended September 30, 2020 and 2019, respectively. The tax impact of the net investment hedges was $(12) million and $(9) million for the nine months ended September 30, 2020 and 2019, respectively.
(6)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the nine months ended September 30, 2020 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2020, and 2019. There were no hedges designated as fair value for the periods ended September 30, 2020, and 2019. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $73 million at September 30, 2020.
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1(2)		Level 2		Total
Measured at fair value on a recurring basis:	2020	2019	2020	2019	2020	2019	2020	2019
Short-term investments (1)	$2,431	$1,308	$1,597	$398	$834	$910	$2,431	$1,308
Net derivative contracts	—	—	—	—	(15)	5	(15)	5
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
(2)Increase in level 1 investments reflect invested proceeds from the credit facility borrowings.

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

See Note 15 to the Consolidated Condensed Financial Statements for additional information.
Naples Manufacturing Plant Restructuring Action
By the end of 2020, the company expects to cease production and exit the Naples, Italy manufacturing plant. In the third quarter of 2019, we recorded an impairment of $25 million as a restructuring charge for the write-down of certain assets to their fair value of $0. Fair value was based on a feasibility study considering future use internally and marketability externally (Level 2 input). These assets were fully impaired because they were determined to have no alternative use or salvage value and insufficient cash flows to support recoverability of the carrying amount.
See Note 12 to the Consolidated Condensed Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.88 billion and $5.00 billion at September 30, 2020 and December 31, 2019, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2019	$4,118	$7,870	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings	147	152	—	—	—	(5)
Other comprehensive income	(95)	—	(97)	—	—	2
Comprehensive income	52	152	(97)	—	—	(3)
Stock issued (repurchased)	(115)	—	—	(115)	—	—
Dividends declared	(75)	(75)	—	—	—	—
Balances, March 31, 2020	3,980	7,947	(2,715)	(2,284)	112	920
Comprehensive income
Net earnings	25	35	—	—	—	(10)
Other comprehensive income	(16)	—	(16)	—	—	—
Comprehensive income	9	35	(16)	—	—	(10)
Stock issued (repurchased)	19	—	—	19	—	—
Dividends declared	(83)	(80)	—	—	—	(3)
Balances, June 30, 2020	3,925	7,902	(2,731)	(2,265)	112	907
Comprehensive income
Net earnings	398	397	—	—	—	1
Other comprehensive income	(23)	—	(23)	—	—	—
Comprehensive income	375	397	(23)	—	—	1
Stock issued (repurchased)	55	—	—	54	1	—
Dividends declared	(77)	(76)	—	—	—	(1)
Balances, September 30, 2020	$4,278	$8,223	$(2,754)	$(2,211)	$113	$907

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid- in-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,205	$6,933	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings	474	471	—	—	—	3
Other comprehensive income	93	—	93	—	—	—
Comprehensive income	567	471	93	—	—	3
Adjustment to beginning retained earnings (1)	61	61	—	—	—	—
Stock issued (repurchased)	(40)	—	—	(40)	—	—
Dividends declared	(74)	(74)	—	—	—	—
Balances, March 31, 2019	$3,719	$7,391	$(2,602)	$(2,099)	$112	$917
Comprehensive income
Net earnings	72	67	—	—	—	5
Other comprehensive income	(56)	—	(55)	—	—	(1)
Comprehensive income	16	67	(55)	—	—	4
Stock issued (repurchased)	13	—	—	13	—	—
Dividends declared	(81)	(78)	—	—	—	(3)
Balances, June 30, 2019	3,667	7,380	(2,657)	(2,086)	112	918
Comprehensive income
Net earnings	364	358	—	—	—	6
Other comprehensive income	55	—	54	—	—	1
Comprehensive income	419	358	54	—	—	7
Stock issued (repurchased)	(54)	—	—	(54)	—	—
Dividends declared	(83)	(79)	—	—	—	(4)
Balances, September 30, 2019	$3,949	$7,659	$(2,603)	$(2,140)	$112	$921
(1)Increase to beginning retained earnings is due to the adoption of ASU 2016-02 [increase of approximately $61 million (net of tax)].
Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2020			2019
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$(117)	5	$(112)	$35	(15)	$20
Cash flow hedges	—	—	—	32	(8)	24
Pension and other postretirement benefits plans	118	(29)	89	17	(6)	11
Other comprehensive income (loss)	1	(24)	(23)	84	(29)	55
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$1	$(24)	$(23)	$83	$(29)	$54

	Nine Months Ended September 30,
	2020			2019
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments(2)	$(350)	$(12)	$(362)	$73	$(9)	$64
Cash flow hedges	118	(25)	93	(3)	2	(1)
Pension and other postretirement benefits plans	180	(44)	136	39	(10)	29
Other comprehensive income (loss)	(52)	(81)	(133)	109	(17)	92
Less: Other comprehensive income (loss) available to noncontrolling interests	2	—	2	—	—	—
Other comprehensive income (loss) available to Whirlpool	$(54)	$(81)	$(135)	$109	$(17)	$92
(2)Currency translation adjustments includes net investment hedges.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	7	36	Interest and sundry (income) expense
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2020	2019	2020	2019
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$397	$358	$584	$896
Denominator for basic earnings per share - weighted-average shares	62.6	63.6	62.6	63.8
Effect of dilutive securities - share-based compensation	0.7	0.6	0.5	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	63.3	64.2	63.1	64.3
Anti-dilutive stock options/awards excluded from earnings per share	1.1	1.3	1.7	1.5
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the nine months ended September 30, 2020, we repurchased 902,000 shares under this share repurchase program at an aggregate price of approximately $121 million, all of which were repurchased in the first quarter of 2020. At September 30, 2020, there were approximately $531 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. Given the level of uncertainty surrounding the COVID-19 pandemic, beginning with the second quarter of 2020 we temporarily suspended our share repurchase program to protect liquidity. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(12)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans.

On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company’s continued cost reduction efforts. The workforce reduction plan included a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020. Total expected costs for these actions is $100 million. These actions are expected to be substantially complete in 2020. To date the Company has incurred $95 million in employee termination costs related to these actions.
During the third quarter, the Company committed to additional workforce reductions outside of the United States, as part of the Company’s previously announced continued cost reduction efforts. In connection with this action, the Company anticipates that it will incur approximately $145 million in employee-related costs, and approximately $3 million in other associated costs. All of these costs will result in future cash settlement. The Company estimates that approximately $86 million of the $148 million total costs will be incurred in 2020 and that approximately $79 million of the estimated $148 million total cash settlement will occur in 2020. The Company expects these actions to be substantially completed in 2021.
On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. On September 16, 2019, we entered into a preliminary agreement to sell the plant to a third-party purchaser and to support costs associated with the transition. In October 2019, we announced that, based on further discussions with unions and the Italian government, we will continue production at the Naples manufacturing plant in the near-term and resume negotiations with unions and the Italian government related to our exit of the plant. Our preliminary agreement to sell the plant to a third-party purchaser terminated in accordance with its terms in March 2020. We are ceasing production in the plant and exiting the facility in 2020 as previously disclosed.
In connection with this action, we have incurred approximately $63 million total costs comprised of $43 million in asset impairment costs, $14 million in other associated costs and $6 million in employee-related costs through September 30, 2020. As of September 30, 2020, we expect estimated total costs of $137 million and cash settlement of $89 million. We estimate that the remaining costs of approximately $74 million, including approximately $46 million in employee-related costs and approximately $28 million in other associated costs, will be substantially incurred in 2020.
The Company expected the cash settlement of these actions to be substantially complete in 2020. As a result of COVID-19 related external factors, substantially all of the approximately $89 million cash settlement is currently expected to occur in 2021.
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily include headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey. These actions which totaled $83 million were substantially complete as of March 31, 2020.
The following table contains a subset of our restructuring actions above for the nine months ended September 30, 2020 and the total costs to date for each plan:

Millions of dollars	2020	Total
North America Fixed Cost Actions	$95	$95
Other Global Fixed Cost Actions	60	60
EMEA Naples Facility Closure	9	63
EMEA Fixed Cost Actions	6	83
The following table summarizes the changes to our restructuring liability during the nine months ended September 30, 2020:

Millions of dollars	December 31, 2019	Charges to Earnings	Cash Paid	Non-Cash and Other	September 30, 2020
Employee termination costs	$57	$163	$(126)	$—	$94
Asset impairment costs	8	1	—	—	9
Facility exit costs	—	2	(2)	—	—
Other exit costs	12	20	(15)	2	19
Total	$77	$186	$(143)	$2	$122

The following table summarizes the restructuring charges by operating segment for the period presented:

Nine Months Ended
Millions of dollars	September 30, 2020
North America	$77
EMEA	61
Latin America	21
Asia	7
Corporate / Other	20
Total	$186
(13)    INCOME TAXES
Income tax expense was $143 million and $233 million for the three and nine months ended September 30, 2020, respectively, compared to income tax expense of $313 million and $311 million in the same period of 2019. For the three months ended September 30, 2020, the decrease in tax expense from the prior period is due primarily to tax expense on the sale of Embraco, prior period adjustments, and impact of tax law changes in the prior period. For the nine months ended September 30, 2020, the decrease in tax expense from the prior period is due to tax expense on the sale of Embraco, prior period adjustments, partially offset by valuation allowance releases in the prior period.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2020	2019	2020	2019
Earnings before income taxes	$541	$677	$803	$1,221

Income tax expense computed at United States statutory tax rate	113	142	169	256
Valuation allowances	6	1	12	(195)
U.S. transition tax and prior period adjustments	—	56	—	56
Audits and settlements	14	7	31	(6)
U.S. foreign income items, net of credits	(2)	8	(1)	19
Changes in enacted tax rates	(6)	41	(6)	66
Sale of Embraco	—	43	—	54
Other	18	15	28	61
Income tax expense (benefit) computed at effective worldwide tax rates	$143	$313	$233	$311
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
Other Income Tax Matters
During its examination of Whirlpool’s 2009 U.S. federal income tax return, the IRS asserted that income earned by a Luxembourg subsidiary via its Mexican branch should be recognized as income on its 2009 U.S. federal income tax return. The Company believed the proposed assessment was without merit and contested the matter in United

States Tax Court (US Tax Court). Both Whirlpool and the IRS moved for partial summary judgment on this issue. On May 5, 2020, the US Tax Court granted the IRS’s motion for partial summary judgment and denied Whirlpool’s. The Company has appealed the US Tax Court decision to the United States Sixth Circuit Court of Appeals. The Company believes that it will be successful upon appeal and has not recorded any impact of the US Tax Court’s decision in its consolidated financial statements.
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2020	$2,961	$1,258	$719	$353	$—	$5,291
2019	3,010	1,090	632	358	1	5,091
Intersegment sales
2020	$84	$31	$344	$117	$(576)	$—
2019	70	20	331	87	(508)	—
Depreciation and amortization
2020	$53	$42	$16	$19	$16	$146
2019	45	46	17	17	16	141
EBIT
2020	$567	$43	$77	$6	$(101)	$592
2019	387	(4)	29	9	301	722
Total assets
September 30, 2020	$7,571	$11,096	$3,928	$2,433	$(4,669)	$20,359
December 31, 2019	7,791	9,450	4,226	2,581	(5,167)	18,881
Capital expenditures
2020	$34	$29	$12	$10	$11	$96
2019	35	24	23	17	10	109

	Nine Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2020	$8,002	$2,973	$1,771	$912	$—	$13,658
2019	8,403	3,126	2,395	1,159	(46)	15,037
Intersegment sales
2020	$203	$70	$894	$275	$(1,442)	$—
2019	181	63	1,010	258	(1,512)	—
Depreciation and amortization
2020	$143	$123	$47	$52	$49	$414
2019	149	147	48	51	48	443
EBIT
2020	$1,186	$(38)	$119	$(28)	$(294)	$945
2019	1,052	(41)	130	31	197	1,369
Total assets
September 30, 2020	$7,571	$11,096	$3,928	$2,433	$(4,669)	$20,359
December 31, 2019	7,791	9,450	4,226	2,581	(5,167)	18,881
Capital expenditures
2020	$87	$61	$38	$33	$32	$251
2019	113	51	68	46	28	306
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Items not allocated to segments:
Restructuring costs	$(63)	$(56)	$(186)	$(142)
Corrective action recovery	13	—	13	—
Brazil indirect tax credit	—	—	—	180
Legacy product warranty and liability expense	—	(119)	—	(131)
Gain (loss) on disposal of businesses	7	516	7	437
Corporate expenses and other	(58)	(40)	(128)	(147)
Total other/eliminations	$(101)	$301	$(294)	$197

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2020	2019	2020	2019
Operating profit	$570	$693	$907	$1,147
Interest and sundry (income) expense	(22)	(29)	(38)	(222)
Total EBIT	$592	$722	$945	$1,369
Interest expense	51	45	142	148
Income tax expense	143	313	233	311
Net earnings (loss)	$398	$364	$570	$910
Less: Net earnings available to noncontrolling interests	1	6	(14)	14
Net earnings (loss) available to Whirlpool	$397	$358	$584	$896
(15)    DIVESTITURES AND HELD FOR SALE
Whirlpool China Partial Tender Offer
On August 25, 2020, Guangdong Galanz Household Appliances Manufacturing Co., Ltd. (“Galanz”) announced its intention to pursue a partial tender offer for majority control of Whirlpool China Co. Ltd. (“Whirlpool China”), a majority-owned subsidiary of the Company with shares listed on the Shanghai Stock Exchange. In its announcement, Galanz notes that it expects to offer RMB 5.23 per share (approximately $0.76 per share as of August 25, 2020) to obtain no less than 51% and no more than 61% of Whirlpool China’s outstanding shares. This share price offer is equal to the daily weighted average trading price for Whirlpool China stock over the 30 trading days prior to the announcement.
The Company is considering the terms of the offer and other aspects of this potential strategic relationship along with any potential impact on the Company's financial statements and other aspects of its operations. Formal partial tender offer is not expected until regulatory approvals are obtained. If an offer is launched, tender of our shares is subject to Company board approval, and the Company's shares cannot be tendered until a regulatory transfer restriction expires on February 1, 2021. We have not recorded any impact relating to this announcement as of September 30, 2020.
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
In connection with the sale, we recorded a pre-tax gain, net of transaction and other costs, of $511 million ($350 million net of taxes) during the twelve months ended December 31, 2019. The gain calculation is no longer subject to change, as amounts for working capital and other customary post-closing adjustments have been finalized. A $7 million gain related to final purchase price adjustments was recorded in the third quarter of 2020.
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
OVERVIEW
Whirlpool successfully executed on the early, decisive actions taken in response to the COVID-19 pandemic, delivering net sales growth of 3.9% globally (+7.0% organic) and a third-quarter GAAP net earnings available to Whirlpool of $397 million (net earnings margin of 7.5%), or $6.27 per diluted share, compared to GAAP net earnings available to Whirlpool of $358 million (net earnings margin of 7.0%), or $5.57 per diluted share, in the same prior-year period. This also resulted in ongoing EBIT (non-GAAP) margin of 12.0% or ongoing earnings per diluted share of $6.91, compared to 7.2% or $3.97 per diluted share in the same prior-year period.
Despite continued COVID-19 disruptions, GAAP net earnings margin and ongoing EBIT margin both increased, driven by increased demand, favorable product price/mix, cost reduction initiatives, and raw material deflation, partially offset by foreign currency. GAAP results from the prior period were favorably impacted by a gain on the sale of the Embraco compressor business of approximately $511 million.
In addition, we delivered a significant improvement in cash provided by operating activities with positive free cash flow in the quarter, driven by strong net earnings and disciplined working capital management.
Our strong third-quarter results and current liquidity position provides confidence in our ability to weather continued macroeconomic uncertainty and firmly demonstrates the viability of our long-term shareholder value creation strategy.

Whirlpool continues to assess the ongoing impact of COVID-19 on business results. We remain firmly committed to proactively addressing business impacts in order to position Whirlpool appropriately and provide operating and financial flexibility to successfully navigate this uncertain environment.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2020	2019	Better/(Worse)	2020	2019	Better/(Worse)
Net sales	$5,291	$5,091	3.9%	$13,658	$15,037	(9.2)%
Gross margin	1,155	741	56.0	2,486	2,485	—
Selling, general and administrative	513	491	(4.7)	1,354	1,580	14.3
Restructuring costs	63	56	12.1	186	142	(31.2)
(Gain) loss on sale and disposal of businesses	(7)	(516)	nm	(7)	(437)	nm
Interest and sundry (income) expense	(22)	(29)	(21.3)	(38)	(222)	(82.6)
Interest expense	51	45	(13.3)	142	148	3.6
Income tax expense (benefit)	143	313	54.6	233	311	25.6
Net earnings available to Whirlpool	$397	$358	11.0%	$584	$896	(34.8)%
Diluted net earnings available to Whirlpool per share	$6.27	$5.57	12.6%	$9.26	$13.93	(33.5)%
nm = not meaningful
Consolidated net sales increased 3.9% and decreased 9.2% for the three and nine months ended September 30, 2020 compared to the same periods in 2019, respectively. The increase in the third quarter was primarily driven by volume increases and favorable product price/mix, partially offset by unfavorable foreign currency impact. The decrease for the nine months ended September 30, 2020 was primarily driven by lower volumes, the divestiture of Embraco, unfavorable product price/mix and unfavorable foreign currency impact. The volume decline was driven by the negative demand and production/supply disruption effect of COVID-19. Organic net sales, or net sales excluding the impact of foreign currency and Embraco, increased 7% and decreased 2.3% for the three and nine months ended September 30, 2020, compared to the same periods in 2019.
For additional information regarding non-GAAP financial measures including organic net sales and net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The consolidated gross margin percentage for the three and nine months ended September 30, 2020 increased to 21.8% and 18.2%, respectively, compared to 14.5% and 16.5% in the same prior-year periods. For the third quarter, the increase was primarily driven by favorable product price/mix, raw material deflation and higher cost productivity, partially offset by unfavorable foreign currency impact. For the nine months ended, the increase was primarily driven by raw material deflation, favorable product price/mix and cost productivity, partially offset by unfavorable impacts of volume decrease and foreign currency.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments has been impacted by COVID-19 in the areas of manufacturing operations such as a decrease in production levels resulting in production level below normal capacity. Excess capacity costs were not material for the third quarter 2020. Additionally, operating segments have been impacted by disruptions in supply chains, distribution channels, and demand, among other COVID-19 related impacts.

NORTH AMERICA
Net Sales
Net sales decreased 1.6% and 4.8% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and nine months ended September 30, 2020 was primarily driven by lower volumes, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 1.6% and 4.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

EBIT
EBIT increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to the favorable impact of raw material deflation, product price/mix and cost reductions driven by fixed cost actions, partially offset by the unfavorable impacts of the volume decrease. EBIT margin was 19.2% and 14.8% for the three and nine months ended September 30, 2020, respectively, compared to 12.8% and 12.5% for the same periods in 2019.
EMEA
Net Sales

Net sales increased 15.4% and decreased 4.9% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020 was driven by favorable product price/mix and higher volumes. The decrease for the nine months ended September 30, 2020 was driven by lower volumes and foreign currency. Excluding the impact from foreign currency, net sales increased 13.6% and decreased 4.2% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

EBIT

EBIT increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to the favorable impact of raw material deflation and cost reductions driven by fixed cost actions, partially offset by the unfavorable impact of foreign currency. EBIT margin was 3.4% and (1.3)% for the three and nine months ended September 30, 2020, respectively, compared to (0.4)% and (1.3)% for the same periods in 2019.

LATIN AMERICA
Net Sales
Net sales increased 13.7% and decreased 26.1% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020 was primarily driven by higher volume and favorable product price/mix, partially offset by the unfavorable impact of foreign currency. The decrease for the nine months ended September 30, 2020 was primarily driven by the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency. Organic net sales increased 40% and 20.5% for the three and nine months ended September 30, 2020, compared to the same prior periods in 2019.

EBIT
EBIT increased during the third quarter and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. The increase during the quarter was primarily due to favorable product price/mix, higher volumes and raw material deflation, partially offset by the unfavorable impact of foreign currency. The decrease for the nine months ended was primarily due to the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, partially offset by favorable product price/mix and cost productivity. EBIT margin was 10.7% and 6.7% for the three and nine months ended September 30, 2020, respectively, compared to 4.6% and 5.4% for the same periods in 2019.
ASIA
Net Sales
Net sales decreased 1.4% and 21.3% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three and nine months ended September 30, 2020 was primarily driven by lower volumes and the unfavorable impact of foreign currency, partially offset by the favorable impact of product price/mix. Excluding the impact from foreign currency, net sales increased 0.7% and decreased 18.8% for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

EBIT
EBIT decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to unfavorable impact of lower volumes and product price/mix, partially offset by raw material deflation. EBIT margin was 1.8% and (3.0)% for the three and nine months ended September 30, 2020, respectively, compared to 2.4% and 2.7% for the same periods in 2019.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2020	As a % of Net Sales	2019	As a % of Net Sales	2020	As a % of Net Sales	2019	As a % of Net Sales
North America	$181	6.1%	$214	7.1%	$517	6.5%	$617	7.3%
EMEA	129	10.3	119	10.9	330	11.1	369	11.8
Latin America	65	9.0	61	9.7	172	9.7	229	9.6
Asia	57	16.2	57	15.9	167	18.4	193	16.6
Corporate/other	81	—	40	—	168	—	172	—
Consolidated	$513	9.7%	$491	9.6%	$1,354	9.9%	$1,580	10.5%
Consolidated selling, general and administrative expenses increased during the quarter and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. The increase during the three months ended was primarily driven by employee compensation accruals.The decrease during the nine months ended was primarily due to the impact of cost reduction actions and the divestiture of the Embraco compressor business.
Restructuring
We incurred restructuring charges of $63 million and $186 million for the three and nine months ended September 30, 2020, respectively, compared to $56 million and $142 million for the same periods in 2019. The full year 2020 expected total restructuring charges increased $20 million and we now expect to incur restructuring charges of approximately $300 million. This includes the Company's original guidance of $100 million, the U.S. restructuring actions of approximately $100 million and other global fixed cost actions of $86 million in 2020.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
(Gain) Loss on Sale and Disposal of Businesses
We recorded a pre-tax gain of $511 million on the sale of the Embraco compressor business for the three and nine months ended September 30, 2019. In the third quarter of 2020, these adjustments have been finalized with a $7 million gain recorded to final purchase price amounts.
We recorded a loss of $74 million for the nine months ended September 30, 2019 related to charges on the sale of the South Africa business ($63 million) and costs associated with the exit of the Turkey domestic sales operations ($11 million).

For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease in interest and sundry income for the three months ended September 30, 2020 was primarily due to the unfavorable impact of foreign currency. The decrease in interest and sundry income for the nine months ended September 30, 2020 was primarily due to the prior year impact of the recognized gain of $180 million related to Brazil indirect tax credits that we are entitled to monetize in future periods, which reflects $196 million of monetizable indirect tax credits, net of related fees.
For additional information, see Note 7 to the Consolidated Condensed Financial Statements.

Pension and Other Postretirement Benefit Plans
During the third quarter, the Company announced changes to a postretirement medical benefit program for certain groups of retirees. The total annualized net earnings impact of these plan amendments is approximately $35 million.
During the second quarter, the Company announced changes to a postretirement medical benefit program for certain groups of active employees. The total annualized net earnings impact of these plan amendments is approximately $22 million.
The impact of these changes for the third quarter is not material to the Consolidated Condensed Financial Statements at September 30, 2020.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense increased for the three months ended and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. For the three months ended September 30, 2020, the increase was primarily due to higher average short-term debt balances. For the nine months ended September 30, 2020, the decrease was primarily driven by declining interest rates through 2020.
Income Taxes
Income tax expense was $143 million and $233 million for the three and nine months ended September 30, 2020, respectively, compared to income tax expense of $313 million and $311 million in the same periods of 2019. For the three months ended September 30, 2020, the decrease in tax expense from the prior period is due primarily to tax expense on the sale of Embraco, prior period adjustments, and impact of tax law changes in the prior period. For the nine months ended September 30, 2020, the decrease in tax expense from the prior period is due to tax expense on the sale of Embraco, prior period adjustments, partially offset by valuation allowance releases in the prior period.
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

Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, restructuring activities, payments of short and long-term debt and returns to shareholders. We currently have $298 million of long-term debt maturing in the next twelve months.
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

COVID-19 pandemic

The COVID-19 pandemic has resulted in significant uncertainty in the macroeconomic environment and disruptions in global financial markets. We believe we have a strong financial position and the liquidity required to withstand economic uncertainty during this volatile period in consideration of the following:
•Solid investment grade credit rating
•No bond maturities for the remainder of 2020; $300 million due in June 2021
•Ample buffers in our financial covenants to withstand additional debt or reduction to equity
•$3.5 billion of cash and cash equivalents at September 30, 2020 with $2.5 billion remaining on our committed credit facilities
•Completed $500 million 30-year senior notes offering in May 2020
•Focused cost takeout including significant global restructuring actions
•Strong working capital management

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $3.5 billion at September 30, 2020, approximately half was held in subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At September 30, 2020, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (8.7%), Brazil (1.6%), China (1.5%), India (1.3%), Switzerland (1.2%), and Mexico (1.1%). In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States. We continue to monitor general financial instability and uncertainty globally.
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
We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facilities as of September 30, 2020. We intend to repay $1.7 billion of outstanding short term debt by fiscal year end. We are closely monitoring our ability to meet these covenants in future periods and expect to continue to be in compliance.

At September 30, 2020, we had aggregate borrowing capacity of approximately $2.5 billion on our committed credit facilities, consisting of $2.3 billion under the Amended Long-Term Facility and  approximately $191 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At September 30, 2020, we have $1.7 billion of notes payable under the revolving credit facilities which is expected to be repaid in the next twelve months. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. In light of the COVID-19 pandemic, there is a heightened risk of trade customer financial restructuring or insolvency situations and increases in our accounts receivable balances with these trade customers. While there was not a material effect from these events during the three months ended September 30, 2020, nor do we have immediate visibility into those situations materializing in the future, we continue to monitor these situations and take appropriate risk mitigation steps in light of the current environment.
At September 30, 2020, we had 173 million Brazilian reais (approximately $31 million at September 30, 2020) in short and long-term receivables due to us from Maquina de Vendas S.A. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. During the third quarter, we received insurance proceeds of 129 million Brazilian reais (approximately $23 million at September 30, 2020) related to this matter. After consideration of the allowance for expected credit losses, we do not expect this matter to have a material impact on financial results in future periods.
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
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2020	2019
Cash provided by (used in):
Operating activities	$407	$(566)
Investing activities	(224)	723
Financing activities	1,531	(641)
Effect of exchange rate changes	(125)	(55)
Net change in cash, cash equivalents and restricted cash	$1,589	$(539)
Cash Flows from Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2020 increased compared to the same period in 2019, which primarily reflects the impact of changes in working capital, including lower inventory due to reduced seasonal inventory build due to production and supply constraints, gains related to prior year Brazil ICMS tax cases, and restructuring, partially offset by reduced promotional activity and focused cost control in response to COVID-19.

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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2020 decreased compared to the same period in 2019, which is primarily by the the sale of the Embraco business during the prior period, slightly offset by lower capital expenditures year over year due to capital reduction actions during the COVID-19 disruption.
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2020 increased compared to the same period in 2019, which primarily reflects the following:
•Proceeds from borrowings under our revolving credit facilities of $1.7 billion offset by lower commercial paper borrowing (increase of approximately $0.7 billion);
•Repayments of long-term debt includes the repayment of the €500 million (approximately $565 million at repayment) senior notes in March 2020 compared to the repayments of $250 million in senior notes and the €600 million (approximately $673 million at repayment) Whirlpool EMEA Finance Term Loan in the prior period (increase of approximately $360 million);
•Proceeds from borrowings of long-term debt includes the €500 million (approximately $540 million as of February 2020) senior notes offering in February 2020, the $500 million senior notes offering in May 2020 versus the $700 million senior notes offering in the prior period (increase of approximately $340 million); and
•Higher stock repurchases in 2020 compared to 2019 under our share repurchase program (increase of approximately $20 million). All 2020 share repurchases occurred in Q1.
Dividends paid in financing activities during the nine months ended September 30, 2020 was comparable to the same period in 2019.
Financing Arrangements
The Company had total committed credit facilities of approximately $4.2 billion at September 30, 2020. These facilities are geographically reflective of the Company's global operations. The Company believes these facilities are sufficient to support its global operations and, together with other liquidity tools, to navigate through the macroeconomic uncertainty related to the COVID-19 pandemic. We had $900 million and €700 million (approximately $820 million as of September 30, 2020) outstanding under the committed credit facilities at September 30, 2020. We had no borrowings outstanding under the committed credit facilities at December 31, 2019.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.
Embraco Sale Transaction
On April 24, 2018, we and certain of our subsidiaries entered into a purchase agreement with Nidec Corporation, a leading manufacturer of electric motors incorporated under the laws of Japan, to sell our Embraco business unit (the "Transaction").
On June 26, 2019, Whirlpool and Nidec received the European Commission's final approval of the Transaction, and the parties closed the Transaction on July 1, 2019. At closing, pursuant to the purchase agreement and a subsequent agreement memorializing the purchase price adjustment, the Company received $1.1 billion inclusive of anticipated cash on hand at the time of closing, with final purchase price amounts subject to working capital and other customary post-closing adjustments. These adjustments have been finalized with a $7 million gain recorded to final purchase price amounts in the third quarter of 2020. Whirlpool has agreed to retain certain liabilities relating to tax, environmental, labor and products following closing of the Transaction.
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
Dividends
In October 2020, our Board of Directors approved a 4.2% increase in our quarterly dividend on our common stock to $1.25 per share from $1.20 per share.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2020, we had approximately $342 million outstanding under these agreements.
For additional information about our off-balance sheet arrangements, see Notes 6 and 7 to the Consolidated Condensed Financial Statements.
NON-GAAP FINANCIAL MEASURES
We supplement the reporting of our financial information determined under U.S. generally accepted accounting principles (GAAP) with certain non-GAAP financial measures, some of which we refer to as "ongoing" measures, including:
•Earnings before interest and taxes (EBIT)
•EBIT margin
•Ongoing EBIT
•Ongoing earnings per diluted share
•Ongoing EBIT margin
•Sales excluding foreign currency
•Organic net sales (net sales excluding foreign currency and Embraco)
•Free cash flow
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Total Whirlpool Organic Net Sales Reconciliation: in millions	Three Months Ended September 30,
	2020	2019	Change
Net sales	$5,291	$5,091	3.9%
Less: Embraco net sales	—	—
Add-Back: currency	157	—
Organic net sales	$5,448	$5,091	7.0%

Latin America Organic Net Sales Reconciliation: in millions	Three Months Ended September 30,
	2020	2019	Change
Net sales	$719	$632	13.7%
Less: Embraco net sales	—	—
Add-Back: currency	166	—
Organic net sales	$885	$632	40.0%

Total Whirlpool Organic Net Sales Reconciliation: in millions	Nine Months Ended September 30,
	2020	2019	Change
Net sales	$13,658	$15,037	(9.2)%
Less: Embraco net sales	—	(635)
Add-Back: currency	413	—
Organic net sales	$14,071	$14,402	(2.3)%

Latin America Organic Net Sales Reconciliation: in millions	Nine Months Ended September 30,
	2020	2019	Change
Net sales	$1,771	$2,395	(26.1)%
Less: Embraco net sales	—	(635)
Add-Back: currency	350	—
Organic net sales	$2,121	$1,760	20.5%

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Net earnings available to Whirlpool (1)	$397	$358	$584	$896
Net earnings (loss) available to noncontrolling interests	1	6	(14)	14
Income tax expense (benefit)	143	313	233	311
Interest expense	51	45	142	148
Earnings before interest & taxes	$592	$722	$945	$1,369
Restructuring expense	63	56	186	142
Corrective action recovery	(13)	—	(13)	—
Divestiture related transition costs	—	(17)	—	—
Brazil indirect tax credit	—	—	—	(180)
(Gain) loss on sale and disposal of businesses	(7)	(516)	(7)	(437)
Legacy product warranty and liability expense	—	119	—	131
Ongoing EBIT(2)	$635	$364	$1,111	$1,025
(1)Net earnings margin is approximately 7.5% and 4.3% for the three and nine months ended September 30, 2020 , respectively, compared to 7.0% and 6.0% in the same prior year periods. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.
(2)Ongoing EBIT margin is approximately 12.0% and 8.1% for the three and nine months ended September 30, 2020, respectively, compared to 7.2% and 6.8% in the same prior year periods. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.
The earnings per diluted share GAAP measure and ongoing measure for the third quarter of 2020 are presented net of tax, while each adjustment is presented on a pre-tax basis. Our third-quarter GAAP tax rate was 26.4%. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our third-quarter adjusted tax rate (non-GAAP) of 25.0%.

Three Months Ended September 30, 2020
Earnings per diluted share
Earnings per diluted share	$6.27
Restructuring expense	1.00
Corrective action recovery	(0.20)
(Gain) loss on sale and disposal of businesses	(0.10)
Income tax impact	(0.17)
Normalized tax rate adjustment	0.11
Ongoing earnings per diluted share	$6.91
The earnings per diluted share GAAP measure and ongoing measure for the third quarter of 2019 are presented net of tax, while each adjustment is presented on a pre-tax basis. Our third-quarter GAAP tax rate was 46.3%. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our third-quarter adjusted tax rate (non-GAAP) of 17.5%.

Three Months Ended September 30, 2019
Earnings per diluted share
Earnings per diluted share	$5.57
Restructuring expense	0.88
Divestiture related transition costs	(0.27)
(Gain) loss on sale and disposal of businesses	(8.03)
Legacy product warranty and liability expense	1.85
Income tax impact	0.97
Normalized tax rate adjustment	2.99
Ongoing earnings per diluted share	$3.97

Free Cash Flow (FCF) Reconciliation: in millions	Nine Months Ended
	2020	2019
Cash used in operating activities(1)	$407	$(566)
Capital expenditures	(251)	(306)
Proceeds from sale of assets and business(2)	27	1,034
Change in restricted cash (3)	(13)	33
Repayment of term loan	—	(1,000)
Free cash flow	$170	$(805)

Cash provided by (used in) investing activities	$(224)	$723
Cash provided by (used in) financing activities	1,531	(641)
(1)Cash used in operating activities for the nine months ended September 30, 2019 included $136 million of cash taxes paid for the sale of the Embraco compressor business
(2)Proceeds from the sale of assets and business for the nine months ended September 30, 2019 includes $1,011 million of net cash proceeds received to date for the sale of the Embraco compressor business
(3)For additional information regarding restricted cash, see Note 3 to the Consolidated Condensed Financial Statements.
FORWARD-LOOKING PERSPECTIVE
On March 24, 2020, Whirlpool withdrew its previously announced 2020 guidance for net sales, GAAP and ongoing (non-GAAP) earnings per share, ongoing EBIT margin, regional industry outlook, cash provided by operating activities and free cash flow due to uncertainty around the business impact of the COVID-19 pandemic. Based on the strength of our third quarter performance and confidence in our business, we are reinstating guidance for 2020, as further provided below.
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2020 full-year adjusted tax rate between 23% and 25%. We currently estimate earnings per diluted share for 2020 to be within the following ranges:

		2020
		Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2020	$14.90	—	$15.40
Including:
Restructuring expense		$(4.74)
Corrective action recovery		$0.20
(Gain) loss on sale and disposal of businesses		$0.10
Expected gain on assets(1)		$1.80
Expected impact from benefits transaction		$(0.79)
Income tax impact		$0.83
(1)Real estate portfolio optimization expected in the fourth quarter of 2020.
For the full-year 2020, we continue to expect to generate cash from operating activities of approximately $1.2 billion and free cash flow of approximately $900 million, including restructuring cash outlays of approximately $260 million and capital expenditures of approximately $475 million.

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

Millions of dollars	2020
Current Outlook
Cash provided by (used in) operating activities (1)	~$1,240
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	340
Free cash flow	~$900
(1)Financial guidance on a GAAP basis for cash provided by (used in) financing activities and cash provided by (used in) investing activities has not been provided because in order to prepare any such estimate or projection, the company would need to rely on market factors and certain other conditions and assumptions that are outside of its control.

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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. This ruling remains subject to further review. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2019 or 2020. Additional claims may be filed related to this incident.
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
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG are evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished washers and certain covered parts for three years. During the third year of the remedy, beginning February 7, 2020, the remedy imposes a 16% tariff on the first 1.2 million large residential washing machines imported into the United States ("under tariff") and a 40% tariff on such imports in excess of 1.2 million, and also imposes a 40% tariff on washer tub, drum, and cabinet imports in excess of 90,000 units. In January 2020, the President modified the safeguard order to allocate the 1.2 million under tariff by quarter during the third year of remedy (300,000 washing machines per quarter), beginning in February 2020. The President maintains discretion to modify the remedy. We cannot speculate on the modification's impact in future quarters, which will depend on Samsung and LG's U.S. production capabilities and import plans. On August 3, 2020, Whirlpool filed a petition with the International Trade Commission seeking an extension of the safeguard remedy.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
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

The impacts of the pandemic include, but are not limited to, the following:
•Production shutdowns and slowdowns, in individual or collective groups of factories in impacted countries, which have and could in the future result in increased costs and decreased efficiency, and which have and could impact our ability to respond to rapid changes in demand;
•Lack of availability of component materials in our supply chain and an increase in raw material and component costs;
•Recent and potential future reductions in trade customer sales volume, potential trade customer financial restructuring or insolvency, and increases in accounts receivable balances with our trade customer base;
•Potential future impairment in value of our tangible or intangible assets could be recorded as a result of weaker economic conditions;
•Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future, and which has, together with operational impacts noted above, necessitated certain recent liquidity creation and preservation actions as a precautionary measure;
•Fluctuations in forecasted earnings before tax and corresponding volatility in our effective tax rate;
•Uncertainty with respect to the application of recently enacted economic stimulus legislation in the U.S. and abroad, including uncertainty regarding impacts to our current global tax positions and future tax planning;
•Operational risk, including but not limited to data privacy and cybersecurity incidents, as a result of extended salaried workforce remote work arrangements, and operational delays as a result of recent and potential future salaried employee furlough and collective vacation actions in certain countries, and restrictions on employee travel;
•Operational disruption if key employees terminate their employment or become ill, as well as diversion of our management team's attention from non-COVID-19 related matters;
•Potential investigations, legal claims or litigation against us for actions we have taken or may take, or decisions we have made or may make, as a consequence of the pandemic; and

•Potential delays in resolving pending legal matters as a result of court, administrative and other closures and delays in many of our regions.

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
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the nine months ended September 30, 2020, we repurchased 902,000 shares under this share repurchase program at an aggregate price of approximately $121 million, all of which repurchases occurred in the first quarter of 2020. At September 30, 2020, there were approximately $531 million in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2020:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2020 through July 31, 2020	—	$—	—	$531
August 1, 2020 through August 31, 2020	—	—	—	531
September 1, 2020 through September 30, 2020	—	—	—	531
Total	—		—
Share repurchases are made from time to time on the open market as conditions warrant. Given the level of uncertainty surrounding the COVID-19 pandemic, beginning with the second quarter of 2020 we temporarily suspended our share repurchase program to protect liquidity. The program does not obligate us to repurchase any of our shares and it has no expiration date.

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 22, 2020