Form 10-K
period 2020-12-31
WHIRLPOOL CORP /DE/
filed 2021-02-11
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	Yes	☒	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,850,245,364.

On February 5, 2021, the registrant had 62,979,525 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant's proxy statement for the 2021 annual meeting of stockholders (the "Proxy Statement")	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2020

PART I

ITEM 1.	BUSINESS

Our Company Life at home has been at the heart of our business for 110 years – it is why we exist and why we are passionate about what we do.

Whirlpool Corporation ("Whirlpool"), the world's leading kitchen and laundry appliance company, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 13 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool Corporation's operating and reportable segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $19 billion in annual sales and approximately 78,000 employees in 2020.

As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries. The world's leading kitchen and laundry appliance company claim is based on most recently available publicly reported annual revenues among leading appliance manufacturers.

Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation. In 2020, our strategic architecture guided our response to unprecedented COVID-19-related uncertainty, which focused on keeping employees safe, plants operating, and liquidity accessible. Below are the key components of our strategic architecture.

WHY?

Our Vision: *Be the best kitchen & laundry company, in constant pursuit of improving life at home.*

WHAT?

Our Mission: *Earn trust and create demand for our brands in a digital world.*

Strategic Imperatives:

1. Deliver Product Leadership
2. Redefine What Product Is
3. Win the Digital Consumer Journey
4. Reinvent Our Value Chain

HOW?

Leadership Behaviors:

- Passion For Our Consumer
- Straight Talk
- Bias For Action
- Lead with impact
- Accountability

- Serve
- Listen
- Build
- Lead

Our Values: Integrity • Respect • Inclusion & Diversity • One Whirlpool • Spirit Of Winning

Unique Global Position
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. For consumers, we deliver value through innovative, high-quality products that solve everyday problems while saving time, energy and water. For our shareholders, we seek to deliver differentiated value through our four strategic pillars: global leading scale, best brand portfolio, proven track record of innovation and best cost position.

Global Leading Scale	Best Brand Portfolio	Proven Track Record of Innovation	Best Cost Position

Global Leading Scale
We are the world's leading kitchen and laundry appliance company.
Our leading position includes a balance of developed countries and emerging markets, including a leading position in many of the key countries in which we operate. We believe we are well positioned to continue to convert demand into profitable growth.
Best Brand Portfolio
We have the best brand portfolio in the industry, including five brands with more than $1 billion in revenue.
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
Additionally, we have a number of strong regional and local brands, including Maytag, Brastemp, Consul, Hotpoint*, Indesit, and Bauknecht. These brands add to our impressive depth and breadth of appliance offerings and help us provide products that are tailored to local consumer needs and preferences.

•Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Proven Track Record of Innovation
Whirlpool Corporation has been responsible for a number of first-to-market innovations. These include the first electric wringer washer in 1911, the first residential stand mixer in 1919, the first countertop microwave in 1967 and the first energy and water efficient top-load washer in 1998. We are proud of our track record of innovation.
While we are proud of that legacy, we are also committed to innovating for a new generation of consumers. Our world-class innovation pipeline has accelerated over the last few years, driven by consistent innovation funding and a passionate culture of employees focused on bringing new technologies to market. This year, we launched more than 100 new products throughout the world, and we are committed to further accelerating our pace of innovation, including our new global dishwasher architecture featuring the largest capacity 3rd rack dishwasher, Red Dot Award-winning built-in induction cooktop in Europe, new premium top load laundry in North America featuring the Load & Go dispenser, pretreat station and connected options, and lastly we entered the consumables detergent business with the launch of our ultra concentrated Swash detergent.
As the shift to digital continues, consumers continue to desire connected appliances which fit seamlessly into the larger home ecosystem. We are excited to bring new connected products and technologies to market, including voice control, food recognition and automatic laundry detergent replenishment. Whether developed internally or with one of our many collaborators, we believe these digitally-enabled products and services will increasingly enhance the appliance experience for our consumers.
Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances (including commercial laundry appliances), refrigerators and freezers, cooking appliances, dishwashers, mixers and other small domestic appliances. Prior to the divestiture of our Embraco business on July 1, 2019, we also produced compressors for refrigeration systems. The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:

Best Cost Position
As the world's leading kitchen and laundry appliance company, we have a cost benefit on everything we do based on scale, and are committed to a relentless focus on cost efficiency. Our global scale enables our local-for-local production model. We are focused on producing as efficiently as possible and at scale throughout the world.
As the global environment continues to change, we believe our demonstrated ability to execute cost takeout allows us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure. For example, we are on a journey to reduce the complexity of our designs and product platforms. This initiative, among many others, will enable us to utilize increased modular production, improved scale in global procurement, and further streamline our day-to-day manufacturing operations.
We believe our cost position is clearly differentiated in the appliance industry and we are committed to even further improvement, creating strong levels of value for our shareholders, regardless of the external environment. In 2020, in response to COVID-19, we took immediate and decisive action as we announced and executed our cost take-out program, a key driver of our margin expansion during the year.
Value Creation Framework
Our long-term value creation framework is built upon the strong foundation we have in place: our industry-leading brand portfolio and robust product innovation pipeline, supported by our global operating platform and executed by our exceptional employees throughout the world. We measure these value-creation components by focusing on the following key metrics:

Profitable Growth	Margin Expansion	Cash Conversion

Innovation-fueled growth at or above the market	Drive cost and price/mix to grow profitability	Asset efficiency converts profitable growth to cash
~3%	~10%	6%+
Annual Organic Net Sales Growth	Ongoing EBIT Margin	FCF as % of Net Sales

Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:

Fund innovation and Growth	Target
Capital Expenditures	~3% of net sales
Research & Development	~3% of net sales
Mergers & Acquisitions	Pursue opportunistic M&A with high ROIC

Return to Shareholders	Target
Dividends	~30% of trailing 12-month ongoing net earnings
Share Repurchase	Moderate share repurchases; ~$530M authorization remaining (1)
Targeted Capital Structure	Maintain strong investment grade rating
Gross Debt/EBITDA of 2.0x
(1)As of December 31, 2020
We remain confident in our ability to effectively manage our business through macroeconomic volatility and expect to continue delivering long-term value for our shareholders.

Regional Business Summary

North America
•In the United States, we market and distribute major home appliances and other consumer products primarily under the Whirlpool, Maytag, KitchenAid, JennAir, Amana, Roper, Affresh, Swash, everydrop and Gladiator brand names primarily to retailers, distributors and builders, as well as end consumers. We also market small domestic appliances under the KitchenAid brand name primarily to retailers and distributors

•In Canada, we market and distribute major home appliances primarily under the Whirlpool, Maytag, JennAir, Amana, Speed Queen and KitchenAid brand names.

•We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers' and retailers' respective brand names.

Europe, Middle East and Africa (EMEA)
•In Europe, we market and distribute our major home appliances primarily under the Whirlpool, Hotpoint*, Bauknecht, Indesit, Ignis, Maytag and Privileg brand names. We also market major home appliances and small domestic appliances under the KitchenAid brand name primarily to retailers and distributors.

•We market and distribute products under the Whirlpool, Bauknecht, Maytag, Indesit, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East; we exited our commercial operations in Turkey in the second quarter of 2019.

•In addition to our operations in Western and Central Eastern Europe, and Russia, we have a manufacturing operation in Turkey and a sales subsidiary in Morocco.

Latin America
•In Latin America, we produce, market and distribute our major home appliances, small domestic appliances and other consumer products primarily under the Consul, Brastemp, Whirlpool, KitchenAid, Acros, Maytag and Eslabon de Lujo brand names primarily to retailers, distributors and directly to consumers.

•We also serve the countries of Bolivia, Paraguay, Uruguay, Venezuela, and certain Caribbean and Central America countries, where we manage appliances sales and distribution through accredited distributors.

•In July 2019, our Latin America operations sold our compressors business to a third party.

Asia
•In Asia, we have organized the marketing and distribution of our major home appliances and small domestic appliances in multiple countries, primarily China and India.

•We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Ariston, Indesit, Bauknecht, Diqua, and Royalstar brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores. As our rights to use the Sanyo brand name expired in the fourth quarter of 2019 (with a limited right to sell existing inventories until the second quarter of 2020), we have facilitated brand transition with investment to drive Whirlpool brand awareness in China.

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
Seasonality
The Company's quarterly revenues have historically been affected by a variety of seasonal factors, including holiday-driven promotional periods. In each fiscal year, the Company's total revenue and operating margins are typically highest in the third and fourth quarter. In 2020, we realized a seasonality pattern that differed from historical periods due to the COVID-19 pandemic. In 2021, we expect the seasonality of revenues and operating margins to be altered by the pandemic.
Raw Materials and Purchased Components
We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some supply disruptions and unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. In the event of a disruption, we believe that we will be able to qualify and use alternate materials, sometimes at premium costs, and that such raw materials and components will be available in adequate quantities to meet forecasted production schedules. In 2020, our industry was impacted by COVID-19 pandemic related supply constraints with our suppliers, factories and logistics providers. In 2021, pandemic related supply constraints and disruptions may continue to impact our business operations.
Working Capital
The company maintains varying levels of working capital throughout the year to support business needs and customer requirements through various inventory management techniques, including demand forecasting and planning. We ended 2020 with an elevated backlog of orders that we expect to normalize throughout 2021. Please see the Financial Condition and Liquidity section of the “Management's Discussion and Analysis” section of this Annual Report on Form 10-K for additional information on our working capital requirements and processes.
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

Government Regulation and Protection of the Environment
We know that an environmentally sustainable Whirlpool is a more competitive Whirlpool — a company better positioned for long-term success. Our commitment to environmental responsibility is embedded in our operations, and is focused on our three pillars: sustainable plants, sustainable products, and sustainable practices. We comply with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility.
We believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2020 and is not expected to be material in 2021.
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
Our operations are also subject to numerous legal and regulatory requirements concerning product energy usage, data privacy, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay production or make production more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period.
Additionally, in line with the guidelines provided by health organizations around the world and consistent with our commitment to employee health and safety as our highest priority, we have added various health and safety measures in our manufacturing, service, sales and administrative offices, warehouse and distribution spaces in response to the COVID-19 pandemic. These actions include provision of personal protection equipment to employees, increased manufacturing line spacing or protective barriers to accommodate physical distancing guidelines, temperature screening and increased enablement of remote working. We may incur significant COVID-19-related expenses for additional actions in the future, in line with our commitment to employee health and safety.
Human Capital Management
At Whirlpool, our values guide everything we do. We are committed to the highest standards of ethical and legal conduct and have created an environment where open and honest communication is the expectation, not the exception. We hold our employees to this standard and offer the same in return. Our Integrity Manual was created to help our employees follow our commitment to win the right way. Additionally, our Supplier Code of Conduct formalizes the key principles under which Whirlpool’s suppliers are required to operate.
Our Human Capital Strategy is built around three pillars:
Extraordinary Performance
Our employees are a critical driver of Whirlpool’s global business results. On December 31, 2020, Whirlpool employed approximately 78,000 employees across 13 countries, with 27 percent located within the United States. Outside of the United States, our largest employee populations were located within Brazil, Mexico and China. We regularly monitor various key performance indicators around the human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all employees with access to training and development opportunities to improve critical skill sets.
Great People
We have a long tradition of measuring employee engagement through our annual employee engagement survey. In 2020, we migrated to a new survey platform to facilitate more frequent measurements of employee engagement and utilized the platform for a global well-being pulse survey strategy in response to COVID-19. We are committed to continued pulse surveys beginning in 2021 with coverage of broader engagement and well-being topics.
Whirlpool offers a variety of programs globally to protect the health and safety of our employees. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero. In 2020, we focused on the immediate demands within the context of COVID-19 challenges. Where possible, employees were moved to a remote work environment. In addition, we implemented additional safeguards in our plants consistent with the guidelines provided by the Centers for Disease Control and Prevention (CDC) and other health organizations around the world.
Winning Culture
Our culture is underpinned by our enduring values, which have long been pillared by inclusion and diversity. Whirlpool has a history of prioritizing issues such as gender and racial equality among our people. For the past 18 years, Whirlpool Corporation has achieved a perfect 100 on the Corporate Equality Index, marking nearly two decades of commitment to inclusion in the workplace. This broad organizational commitment was again demonstrated in 2020 with extensive participation in our second annual global inclusion week. Additionally, Whirlpool’s employee resource groups (ERGs) continue to raise awareness for an inclusive culture, representing eight under-represented groups in North America; two in our Europe, Middle East, Africa region; four in the Latin America region; and one in Asia.
And, importantly, in 2020 we furthered our commitment by establishing a pledge to Equality and Fairness for our United States Black colleagues. At its core, the pledge is a zero tolerance policy for racial marginalization within the Company. The pledge is a multi-year U.S. based action plan, with regular messaging across the entire organization. While our actions focus on our “four walls” and our local communities, we hope that these actions will have a ripple effect on society at large. In addition, Whirlpool Corporation announced that its Chairman and CEO Marc Bitzer is a founding member of OneTen, a coalition of leading executives with the mission to train, hire and advance one million Black Americans over the next 10 years into family-sustaining jobs with opportunities for advancement.
For additional information, please see Whirlpool’s investor website, and forthcoming 2021 Proxy Statement and Sustainability Report, which we expect to release in early March 2021. The contents of our Sustainability Report and investor website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Net sales attributable to Lowe's in 2020, 2019 and 2018, were approximately 13%, 13% and 12%, respectively, of our consolidated net sales. Lowe's also represented approximately 14% of our consolidated accounts receivable as of December 31, 2020 and 2019, respectively. See Note 16 to the Consolidated Financial Statements.
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 14 to the Consolidated Financial Statements.
Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 11, 2021, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board, President and Chief Executive Officer	2006	56
James W. Peters	Executive Vice President and Chief Financial Officer	2016	51
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	57
Joseph T. Liotine	Executive Vice President and President, Whirlpool North America	2014	48
Gilles Morel	Executive Vice President and President, Whirlpool Europe, Middle East & Africa	2019	55
Shengpo (Samuel) Wu	Executive Vice President and President, Whirlpool Asia	2019	54
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2021 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Wu and Mr. Morel. Prior to joining Whirlpool in February 2017, Mr. Wu for the previous five years served as President and Chief Executive Officer, Asia Pacific, of Osram GmbH, and before joining Osram in 2012, worked for Honeywell Process Solutions and General Electric in various leadership roles. Prior to joining Whirlpool in April 2019, Mr. Morel served for two years as CEO of Northern and Central Europe for Groupe Savencia. Prior to that, he worked for 27 years at Mars Inc. in various leadership positions, most recently as Regional President, Europe & Eurasia for Mars Chocolate.
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
We have listed below what we believe to be the most significant pandemic-related, strategic, operational, financial, legal and compliance, and general risks relating to our business.
COVID-19 PANDEMIC RISKS
Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 outbreak.
We continue to closely monitor the impact of the global COVID-19 pandemic on all aspects of our operations and regions, including its effect on our consumers, employees, trade customers, suppliers and distribution channels. In 2020, the pandemic created significant business disruption and economic uncertainty which adversely impacted our manufacturing operations, supply chain, and distribution channels. While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term magnitude and duration of the disruption and resulting decline in global business activity remains uncertain. Many factors that have impacted us and others that will impact us in the future, such as availability of effective treatments and vaccines, are out of our control. The adverse impact of the pandemic is expected to continue and may materially affect our financial statements in future periods.
The impacts of the pandemic include, but are not limited to, the following:
•Production shutdowns and slowdowns because of COVID as well as COVID-related government orders and supply or labor shortages, in individual or collective groups of factories in impacted countries, which have and could in the future result in increased costs and decreased efficiency, and which have and could impact our ability to respond to rapid changes in demand;
•Uncertainty regarding the timing for our production facilities to return to pre-COVID operational speed and production capacity;
•Lack of availability of component materials in our supply chain and an increase in raw material and component costs;
•Recent and potential future reductions in trade customer sales volume, potential trade customer financial restructuring or insolvency, and increases in accounts receivable balances with our trade customer base;
•Potential future impairment in value of certain tangible or intangible assets could be recorded as a result of weaker economic conditions;

•Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future, and which, together with operational impacts noted above, necessitated certain liquidity creation and preservation actions as a precautionary measure in 2020;
•Fluctuations in forecasted earnings before tax and corresponding volatility in our effective tax rate;
•Uncertainty with respect to the application of economic stimulus legislation in the U.S. and abroad, including uncertainty regarding impacts to our current global tax positions and future tax planning;
•Operational risk, including but not limited to data privacy and cybersecurity incidents, as a result of salaried workforce extended remote work arrangements, and operational delays as a result of salaried employee furlough and collective vacation actions in certain countries, and restrictions on employee travel;
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
We have not yet determined with certainty the extent to which our existing insurance will respond to these impacts. In addition, we cannot predict the impact that COVID-19 will have on our trade customers, suppliers, consumers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K, any of which could have a material adverse effect on our financial statements.
STRATEGIC RISKS
We face intense competition in the major home appliance industry and failure to successfully compete could negatively affect our business and financial performance.
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a significant number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this annual report, are large, well-established companies, ranking among the Global Fortune 150. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance space. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer taste, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply and/or highly protected home countries outside the United States, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the shifting of consumer purchasing practices towards e-commerce and other channels, and the increasing global prevalence of direct-to-consumer sales models. In addition, technological innovation is a significant competitive factor for our products. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of, or substantial decline in, volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they may seek to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. We also continue to pursue direct-to-consumer sales globally, including the launch of direct-to-consumer sales on many of our brand websites in recent years, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
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
An inability to effectively execute and manage our business objectives and global operating platform initiative could adversely affect our financial performance.
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

Our ability to understand consumers’ preferences and to timely identify, develop, manufacture, market, and sell products that meet customer demand could significantly affect our business.
Our success is dependent on anticipating and appropriately reacting to changes in consumer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels, and on successful new product development, including in the connected appliance space and the digital space (e.g. our Yummly recipe app), and process development and product relaunches in response to such changes. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions and upon our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing environments.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands.
We consider our intellectual property rights, including patents, trademarks, copyrights and trade secrets, and the licenses we hold, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third party nondisclosure and assignment agreements. Our failure to obtain protection for or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.
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
Moreover, while we do not believe that any of our products infringe on enforceable intellectual property rights of third parties, others have in the past and may in the future assert intellectual property rights that cover some of our technology, brands, products, or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly license agreements or modify our products or services. We also may be subject to significant damages, injunctions against the development and sale of certain products or services, or limited in the use of our brands.
OPERATIONAL RISKS
We face risks associated with our divestitures, acquisitions and other investments and risks associated with our increased presence in emerging markets.
From time to time, we make strategic acquisitions or divestitures, investments and participate in joint ventures. For example, in 2019 we sold our Embraco compressor business. In addition, we acquired Indesit and a majority interest in Hefei Sanyo in 2014. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, undertaking post-

acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. Integrating acquisitions and carving out divestitures is often costly and may require significant attention from management. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities or costs associated with any quality issues with an acquisition target's legacy products. In addition, certain liabilities may be retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and such liabilities may be material. For example, we agreed to retain certain liabilities relating to Embraco antitrust, tax, environmental, labor and products in connection with the Embraco sale.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us or our compliance policies, and non-compliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target's violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. For example, we incurred significant impairment and restructuring expenses in the years following our acquisition of Indesit in 2014. In addition, our recent and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations.
Risks associated with our international operations may decrease our revenues and increase our costs.
For the year ended December 31, 2020, sales outside our North America region represented approximately 42% of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
•COVID-19-related shutdowns and other pandemic-related uncertainties in the countries in which we operate;
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
•Inflation and/or deflation;
•Changes in foreign country regulatory requirements, including data privacy laws;
•Various import/export restrictions and disruptions and the availability of required import/export licenses;
•Imposition of tariffs and other trade barriers;

•Managing widespread operations and enforcing internal policies and procedures such as compliance with U.S. and foreign anti-bribery, anti-corruption regulations and anti-money laundering, such as the FCPA, and antitrust laws;
•Labor disputes and work stoppages at our operations and suppliers;
•Government price controls;
•Trade customer insolvency and the inability to collect accounts receivable; and
•Limitations on the repatriation or movement of earnings and cash
As a U.S. corporation, we are subject to the FCPA, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations. Additionally, any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on us.
Terrorist attacks, cyber events, armed conflicts, civil unrest, natural disasters, governmental actions, epidemics and pandemics (including the impacts of COVID-19 discussed elsewhere in Risk Factors) have and could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers.
We have been and may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results.
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
Our information systems, or those of our third-party service providers, have been in the past and could be in the future impacted by inappropriate activity of parties intent on extracting or corrupting information or disrupting business processes, or by inadvertent data security-compromising activities by our employees or service providers. Such unauthorized access has in the past and could in the future disrupt our business and result in the loss of assets. Cyber attacks are becoming more sophisticated and include malicious software, including ransomware attacks, attempts to gain unauthorized access to data, and other electronic security breaches that have in the past and could in the future lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of connected appliances and the "Internet of Things," as well as our reliance on pandemic-driven remote work arrangements, has increased these risks. These events have in the past and could in the future impact our customers, consumers, employees, third-parties and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense. While we have not experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial statements.
Product-related liability or product recall costs could adversely affect our business and financial performance.
We have been and may be exposed to product-related liabilities, which in some instances may result in product redesigns, product recalls, or other corrective action. In addition, any claim, product recall or other corrective action that results in significant adverse publicity, particularly if those claims or recalls cause customers to question the safety or reliability of our products, may negatively affect our financial statements. For example, we have undertaken corrective action initiatives in EMEA related to certain legacy Indesit-designed washer and Indesit-produced dryers. We maintain product liability insurance, but it may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. We may be involved in class action litigation or product recalls for which we generally have not purchased insurance, and may be involved in other litigation or events for which insurance products may have limitations.
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
We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, work stoppages, labor relations, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our financial statements.

Our ability to attract, develop and retain executives and other qualified employees is crucial to our results of operations and future growth.
We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly professionals with experience in our business and operations and the home appliance industry. While we strive to attract, develop and retain these individuals through execution of our human capital strategy (see “Human Capital Management” in Item 1), we cannot be sure that any of these individuals will continue to be employed by us. In the case of talent losses, significant time is required to hire, develop and train skilled replacement personnel. We must also attract, develop, and retain individuals with the requisite engineering and technical expertise to develop new technologies and introduce new products, particularly as we increase investment in our digital and “Internet of Things” capabilities. An inability to hire, develop, transfer retained knowledge, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products to market or impairing the success of our operations.
A deterioration in labor relations could adversely impact our global business.
As of December 31, 2020, we had approximately 78,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions and attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.
FINANCIAL RISKS
Fluctuations and volatility in the cost of raw materials and purchased components could adversely affect our operating results.
The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations due to supply and demand trends, transportation costs, labor costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate, and other unforeseen circumstances. In addition, we engage in contract negotiations and enter into commodity swap contracts to manage risk associated with certain commodities purchases. Significant increases in materials costs and other costs now and in the future could have a material adverse effect on our financial statements.
Foreign currency fluctuations may affect our financial performance.
We generate a significant portion of our revenue and incur a significant portion of our expenses in foreign currencies. Changes in the exchange rates of functional currencies of those operations affect the U.S. dollar value of our revenue and earnings from our foreign operations. We use currency forwards, net investment hedges, and options to manage our foreign currency transaction exposures. We cannot completely eliminate our exposure to foreign currency fluctuations, which may adversely affect our financial performance. In addition, because our consolidated financial results are reported in U.S. dollars, as we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. Finally, the amount of legal contingencies related to foreign operations may fluctuate significantly based upon changes in exchange rates and usually cannot be managed with currency forwards, options or other arrangements. Such fluctuations in exchange rates can significantly increase or decrease the amount of any legal contingency related to our foreign operations and make it difficult to assess and manage the potential exposure.
Goodwill and indefinite-lived intangible asset impairment charges have in the past and may in the future adversely affect our operating results.
We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergies available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We recorded an immaterial impairment charge related to other intangibles for the year ended December 31, 2020 and an impairment of $747 million related to goodwill ($579 million) and other intangibles ($168 million) for the year ended December 31, 2018 related to the EMEA reporting unit. We may in the future be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.
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

As of December 31, 2020, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $0.7 billion, including $0.5 billion of which was attributable to pension plans and $0.2 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
Changes in the method of determining the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with one or more alternative reference rates, could adversely affect our financial condition and results of operations.
Certain of our financial obligations and instruments are or may be made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 18, 2020, ICE Benchmark Administration (“IBA”) announced that all LIBOR rates for certain currencies (other than U.S. Dollar LIBOR (“USD LIBOR”) would cease publication at the end of 2021. On November 30, 2020, IBA announced that, following a consultation period, it intends to announce that for USD LIBOR, it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and that it does not intend to cease publication of other tenors of USD LIBOR until June 30, 2023. Regulators are generally supportive of these announcements and confident that USD LIBOR will remain a “representative” rate pursuant to procedures to be adopted, which could include new or alternative methods of determining LIBOR.
The pending cessation of LIBOR for various currencies at the end of 2021 (and in 2023 for certain tenors of USD LIBOR) will also result in replacement rates being used more widely, including in the instruments documenting certain of our financial obligations. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee ("ARRC") and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (or "SOFR") as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily. Many banks in the U.S. have begun entering into transactions where interest is determined based on SOFR or plan to do so during the course of 2021, as recommended by ARRC and certain regulators. Additionally, many financial contracts, including some which govern our financial obligations, include replacement alternatives for LIBOR upon the cessation of LIBOR. It is possible that some U.S. lenders will elect to use alternative rates other than SOFR. Central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies.
The potential consequences of these changes cannot be fully predicted and could have an adverse impact on the market value for LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, and could adversely affect our financial statements. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transaction process could involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments, mismatches between rates in hedging documentation and in the documentation for the underlying obligation being hedged, increased borrowing costs, uncertainty under applicable documentation, and/or difficult and costly consent processes.

LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.
We are subject to a variety of litigation and legal compliance risks relating to, among other things: products; intellectual property rights; income and indirect taxes; environmental matters; corporate matters; commercial matters; credit matters; competition laws; distribution, marketing and trade practice matters; customs and duties; occupational health and safety (including matters related to the COVID-19 pandemic), anti–bribery and anti–corruption regulations; energy regulations; data privacy regulations; financial and securities regulations; and employment and benefit matters. For example, we are currently disputing certain income and indirect tax related assessments issued by the Brazilian authorities (see Note 8 and Note 15); we are disputing a proposed IRS income tax assessment in the United States Sixth Circuit Court of Appeals (see Note 15); and we are disputing certain income and indirect tax assessments in various legal proceedings in Italy, India and other jurisdictions globally. Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves. We may experience additional delays in resolving these matters as a result of COVID-19-related administrative and judicial system temporary delays.
We are subject to, and could be further subject to, governmental investigations or actions by other third parties.
We are subject to various federal, foreign and state laws, including antitrust and product-related laws and regulations, violations of which can involve civil or criminal sanctions. Responding to governmental investigations or other actions may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. For example, the second part of a French Competition Authority investigation, which is expected to focus primarily on manufacturer interactions with retailers, is ongoing. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial statements.
Changes in the legal and regulatory environment, including data privacy, potential climate regulations and changes in taxes and tariffs, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data access laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, the

California Consumer Privacy Act of 2018, which came into effect on January 1, 2020, and the California Privacy Rights and Enforcement Act, which will become effective on January 1, 2023, collectively impose or will impose new regulatory data privacy standards for which we must comply. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities.
In addition, we incur and will continue to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment, human health and safety, and water and energy efficiency. Climate change regulations at the federal, state or local level or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other costly activities. We are also subject to global regulations related to chemical substances and materials in our products (such as the U.S. Toxic Substances Control Act), which may require us to modify the materials used in our products or undertake activities which may have a cost impact. There is also increased focus by governmental and non-governmental entities on sustainability matters. We have set rigorous science-based targets for greenhouse gas reductions and related sustainability goals, and any failure to achieve our sustainability goals or reduce our impact on the environment, any changes in the scientific or governmental metrics utilized to objectively measure success, or the perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.
Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply, or being alleged as failing to comply, with various laws and regulations, including environmental regulations. Cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could also adversely affect us.
Additionally, as a global company based in the United States, we are exposed to the impact of U.S. tax changes, especially those that affect the effective corporate income tax rate. In addition, the current domestic and international political environment, including government shutdowns and changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are global companies, and in an escalating global trade conflict or the imposition of tariffs, their respective governments may impose regulations that are favorable to our competitors. The U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. These regulatory changes could significantly impact our business and financial performance. For additional information about our consolidated tax provision, see Note 15 to the Consolidated Financial Statements, and for additional information about global trade and tariffs, please see "Other Matters" in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.
GENERAL RISKS
We are exposed to risks associated with the uncertain global economy.
The current domestic and international political and economic environment are posing challenges to the industry in which we operate. A number of economic factors, including the impact of the COVID-19 pandemic, gross domestic product, availability of consumer credit, interest rates, consumer sentiment and debt levels, retail trends, housing starts, sales of existing homes, the level of mortgage refinancing and defaults, fiscal and credit market uncertainty, and foreign currency exchange rates, currency controls, inflation and deflation, generally affect demand for our products in the U.S. and other countries which we operate.
Economic uncertainty and related factors exacerbate negative trends in business and consumer spending and has caused and may cause certain customers to push out, cancel, or refrain from placing orders for our products. Uncertain market conditions, difficulties in obtaining capital, or reduced profitability has caused and may cause some customers to scale back operations, exit markets, merge with other retailers, or file for bankruptcy protection and potentially cease operations, which can also result in lower sales and/or additional inventory. These conditions have affected and may similarly affect key suppliers, which could impair their ability to deliver parts and result in delays for our products or added costs.
A decline in economic activity and conditions in certain areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect. Regional, political and economic instability in countries in which we do business may adversely affect business conditions, disrupt our operations, and have an adverse effect on our financial condition and results of operations. For example, the effect of the UK's exit from the European Union (“Brexit”), despite their December 2020 trade agreement, remains uncertain and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of products, and adverse impacts to our suppliers and financing institutions.
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
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2020, our principal manufacturing operations were carried on at 35 locations in 13 countries worldwide. We occupied a total of approximately 82 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 44 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.

Russia: 1
United Kingdom: 1
Poland: 3
Slovakia: 1
Italy: 4
Turkey: 1
United States: 10
China: 2
Mexico: 4
India: 3
Colombia: 1
Brazil: 3
Argentina: 1

The Company's principal manufacturing locations by operating segment were as follows:

Operating Segment	North America	Europe, Middle East and Africa	Latin America	Asia
Manufacturing Locations	10	11	9	5

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 8 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol WHR. As of February 5, 2021, the number of holders of record of Whirlpool common stock was approximately 8,409.
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion. For the year ended December 31, 2020, we repurchased 902,000 shares at an aggregate purchase price of approximately $121 million under this program. At December 31, 2020, there were approximately $531 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2020:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2020 through October 31, 2020	—		$—	—	$531
November 1, 2020 through November 30, 2020	—		—	—	531
December 1, 2020 through December 31, 2020	—		—	—	$531
Total	—	$		—

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA

(Millions of dollars, except share and employee data)	2020	2019	2018	2017	2016
CONSOLIDATED OPERATIONS
Net sales	$19,456	$20,419	$21,037	$21,253	$20,718
Gross margin	3,850	3,533	3,537	3,602	3,692
Restructuring costs	288	188	247	275	173
Impairment of goodwill and other intangibles	7	—	747	—	—
(Gain) loss on sale and disposal of businesses	(7)	(437)	—	—	—
Depreciation and amortization	568	587	645	654	655
Operating profit	1,623	1,571	279	1,136	1,368
Earnings (loss) before income taxes	1,455	1,552	(21)	887	1,114
Net earnings (loss)	1,071	1,198	(159)	337	928
Net earnings (loss) available to Whirlpool	1,081	1,184	(183)	350	888
Capital expenditures	410	532	590	684	660
Dividends paid	311	305	306	312	294
Repurchase of common stock	121	148	1,153	750	525
CONSOLIDATED FINANCIAL POSITION
Current assets	$9,015	$7,398	$7,898	$7,930	$7,339
Current liabilities	8,330	8,369	9,678	8,505	7,662
Accounts receivable, inventories and accounts payable, net	461	89	256	856	918
Property, net	3,199	3,301	3,414	4,033	3,810
Total assets(1)	20,350	18,881	18,347	20,038	19,153
Long-term debt	5,059	4,140	4,046	4,392	3,876
Total debt(2)	5,369	4,993	6,027	5,218	4,470
Whirlpool stockholders' equity	3,799	3,195	2,291	4,198	4,773
PER SHARE DATA
Basic net earnings (loss) available to Whirlpool	$17.24	$18.60	$(2.72)	$4.78	$11.67
Diluted net earnings (loss) available to Whirlpool	17.07	18.45	(2.72)	4.70	11.50
Dividends	4.85	4.75	4.55	4.30	3.90
Book value(3)	60.00	49.77	34.08	56.42	61.82
Closing Stock Price at December 31—NYSE	180.49	147.53	106.87	168.64	181.77
KEY RATIOS
Operating profit margin	8.3%	7.7%	1.3%	5.3%	6.6%
Pre-tax margin(4)	7.5%	7.6%	(0.1)%	4.2%	5.4%
Net margin(5)	5.6%	5.8%	(0.9)%	1.6%	4.3%
Return on average Whirlpool stockholders' equity(6)	30.9%	43.2%	(5.6)%	7.8%	18.7%
Return on average total assets(7)	5.5%	6.4%	(1.0)%	1.8%	4.7%
Current assets to current liabilities	1.1	0.9	0.8	0.9	1.0
Total debt as a percent of invested capital(8)	53.3%	54.8%	65.3%	50.4%	43.8%
Price earnings ratio(9)	10.6	8.0	(39.3)	35.9	15.8
OTHER DATA
Common shares outstanding (in thousands):
Average number - on a diluted basis	63,317	64,199	67,225	74,400	77,211
Year-end common shares outstanding	62,793	62,894	63,528	70,646	74,465
Year-end number of stockholders	8,449	8,804	9,248	9,960	10,528
Year-end number of employees	78,000	77,000	92,000	92,000	93,000
Five-year annualized total return to stockholders(10)	7.3%	(2.7)%	(5.1)%	13.0%	33.6%
(1)Total assets for 2020 and 2019 includes the impact related to ASC 842 for leases adopted as of January 1, 2019. See Note 3 to the Consolidated Financial Statements for additional information.
(2)Total debt includes notes payable, current maturities of long-term debt and long-term debt.
(3)Total Whirlpool stockholders' equity divided by average number of shares on a diluted basis.

(4)Earnings (loss) before income taxes, as a percent of net sales. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.
(5)Net earnings (loss) available to Whirlpool, as a percent of net sales. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.
(6)Net earnings (loss) available to Whirlpool, divided by average Whirlpool stockholders' equity. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.
(7)Net earnings (loss) available to Whirlpool, divided by average total assets. 2019 includes the effect of a $437 million gain on sale and disposal of businesses, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA-produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information. 2018 includes the effect of a $747 million impairment charge of goodwill and other intangibles and a $103 million charge related to the French Competition Authority (FCA) settlement agreement. See Note 6 and Note 8 to the Consolidated Financial Statements for additional information.
(8)Total debt divided by total debt and total stockholders' equity.
(9)Closing stock price divided by diluted net earnings (loss) available to Whirlpool.
(10)Stock appreciation plus reinvested dividends, divided by share price at the beginning of the period.

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
OVERVIEW

Whirlpool delivered full-year GAAP net earnings available to Whirlpool of $1.1 billion (net earnings margin of 5.6%), or $17.07 per share, compared to GAAP net earnings available to Whirlpool of $1.2 billion (net earnings margin of 5.8%), or $18.45 per share in the same prior-year period. On a GAAP basis, net earnings margins were impacted by increased restructuring costs. In the same prior-year period, the approximately $511 million gain on the sale of our Embraco compressor business favorably impacted net earnings available to Whirlpool. Solid cash provided by operating activities of $1.5 billion, compared to $1.2 billion in 2019, was driven by higher earnings and working capital improvement.

Despite ongoing disruptions from COVID-19, Whirlpool delivered ongoing (non-GAAP) earnings per share of $18.55 and full-year ongoing EBIT margin of 9.1%, compared to $16.00 and 6.9% in the same prior-year period. These results were driven by positive price/mix, strong cost takeout, and raw material deflation, partially offset by increased brand investments and currency. In addition, we delivered record free cash flow (non-GAAP) of $1.2 billion in 2020, compared to $912 million in 2019, primarily driven by strong earnings and lower capital expenditures. Lastly, we strengthened our balance sheet and made strong progress toward our long-term gross debt leverage target. Please see "Non-GAAP Financial Measures" elsewhere in this Management's Discussion and Analysis for a reconciliation of these non-GAAP financial measures.

We are very pleased with the successful execution of our go-to-market initiatives, new product introductions and the successful execution of our cost-takeout program. Lastly, the strong actions

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
taken in EMEA have returned the region to profitability, in line with our expectations, demonstrating the effectiveness of our strategic actions to date.

Our strong 2020 results demonstrate the agility and resiliency of our business model and the effectiveness of our COVID-19 response plan. This momentum provides us confidence that we will continue to deliver on our long-term financial goals in 2021.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2020	Better/(Worse) %	2019	Better/(Worse) %	2018
Net sales	$19,456	(4.7)%	$20,419	(2.9)%	$21,037
Gross margin	3,850	9.0	3,533	(0.1)	3,537
Selling, general and administrative	1,877	12.4	2,142	2.1	2,189
Restructuring costs	288	(53.1)	188	23.9	247
Impairment of goodwill and other intangibles	7	nm	—	nm	747
(Gain) loss on sale and disposal of businesses	(7)	nm	(437)	nm	—
Interest and sundry (income) expense	(21)	(87.2)	(168)	nm	108
Interest expense	189	(0.8)	187	2.6	192
Income tax expense	384	(8.7)	354	nm	138
Net earnings (loss) available to Whirlpool	1,081	(8.8)	1,184	nm	(183)
Diluted net earnings (loss) available to Whirlpool per share	$17.07	(7.5)%	$18.45	nm	$(2.72)
nm: not meaningful
Consolidated net sales for 2020 decreased 4.7% compared to 2019, primarily driven by the divestiture of the Embraco compressor business, lower volumes and unfavorable foreign currency, partially offset by the favorable impact of product price/mix. Organic net sales (non-GAAP) for 2020 increased 1.1% compared to 2019. Consolidated net sales for 2019 decreased 2.9% compared to 2018, primarily driven by the divestiture of the Embraco compressor business, unfavorable foreign currency and unit volume declines, partially offset by the favorable impact of product price/mix. Organic net sales for 2019 increased 1.6% compared to 2018.
For additional information regarding non-GAAP financial measures including organic net sales and net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
The chart below summarizes the balance of net sales by operating segment for 2020, 2019 and 2018, respectively.
The consolidated gross margin percentage for 2020 increased to 19.8% compared to 17.3% in 2019, primarily driven by the favorable impact of product price/mix, cost reduction initiatives, raw material deflation, and a gain on sale-leaseback, partially offset by unfavorable foreign currency and lower unit volumes. The consolidated gross margin percentage for 2019 increased to 17.3% compared to 16.8% in 2018, primarily driven by the favorable impact of product price/mix, cost reduction initiatives in the EMEA region and a gain on sale-leaseback, partially offset by lower unit volumes, cost inflation (raw material, tariff and freight costs) in the North America region, unfavorable foreign currency and product warranty expense related to certain EMEA-produced washers.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments has been impacted by COVID-19 in the areas of manufacturing operations such as a decrease in production levels resulting in production level below normal capacity. Excess capacity costs were not material in 2020. Additionally, operating segments have been impacted by disruptions in supply chains, distribution channels, and demand, among other COVID-19 related impacts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
NORTH AMERICA
Net Sales Summary
Net sales for 2020 decreased 2.3% compared to 2019 primarily due to lower volumes. Excluding the impact of foreign currency, net sales decreased 2.3% in 2020. Net sales for 2019 increased 0.9% compared to 2018 primarily due to the favorable impact of product price/mix, partially offset by lower volumes. Excluding the impact of foreign currency, net sales increased 1.1% in 2019.
EBIT Summary
EBIT margin for 2020 was 15.8% compared to 12.7% for 2019. EBIT increased primarily due to the favorable impact of product price/mix, raw material deflation and cost reduction actions, partially offset by the impact of lower volumes. EBIT margin for 2019 was 12.7% compared to 11.8% for 2018. EBIT increased primarily due to the favorable impact of product price/mix, partially offset by cost inflation (raw material, tariffs and freight costs).
EMEA
Net Sales Summary
Net sales for 2020 increased 2.1% compared to 2019 primarily due to the favorable impact of product price/mix, partially offset by the unfavorable impact of lower volumes. Excluding the impact of foreign currency, net sales increased 1.8% in 2020. Net sales for 2019 decreased 5.3% compared to 2018, primarily due to unfavorable impacts of foreign currency and product price/mix. Excluding the impact of foreign currency, net sales decreased 1.1% in 2019.
EBIT Summary
EBIT margin for 2020 was 0.0% compared to (0.7%) for 2019. EBIT increased primarily due to the cost reductions driven by fixed cost actions and favorable impact of raw material deflation, partially offset by foreign currency and increased marketing and technology investments. EBIT margin for 2019 was (0.7%) compared to (2.3%) for 2018. In 2019, EBIT increased primarily due to the favorable impact of cost reduction initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
LATIN AMERICA
Net Sales Summary
Net sales for 2020 decreased 18.4% compared to 2019 primarily driven by the divestiture of the Embraco compressor business (completed in July 2019) and the unfavorable impact of foreign currency, partially offset by volume growth. Organic net sales increased 22.8% in 2020. Net sales for 2019 decreased 12.2% compared to 2018 primarily due to the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, partially offset by volume growth. Organic net sales Increased 9.3% in 2019.
EBIT Summary
EBIT margin for 2020 was 8.4% compared to 5.4% for 2019. EBIT increased primarily due to the favorable impact of product price/mix, raw material deflation and increased volumes, partially offset by the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency. EBIT margin for 2019 was 5.4% compared to 5.8% for 2018. EBIT decreased primarily due to the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency, partially offset by favorable product price/mix.
ASIA
Net Sales Summary
Net sales for 2020 decreased 16.5% compared to 2019 primarily due to lower volumes and the unfavorable impacts of foreign currency, partially offset by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales decreased 14.6% in 2020. Net sales for 2019 decreased 4.5% compared to 2018 primarily due to the unfavorable impacts of foreign currency and product price/mix, partially offset by volume growth. Excluding the impact of foreign currency, net sales decreased 1.5% in 2019.
EBIT Summary
EBIT margin for 2020 was (0.5)% compared to 2.2% for 2019. EBIT decreased primarily due to lower volumes and the unfavorable impacts of product price/mix, partially offset by cost takeout actions and raw material deflation. EBIT margin for 2019 was 2.2% compared to 5.2% for 2018. EBIT decreased primarily due to the unfavorable impacts of product price/mix and brand investments in China, partially offset by the favorable impacts of volume growth and cost productivity in India.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by operating segment:

	December 31,
Millions of dollars	2020	As a % of Net Sales	2019	As a % of Net Sales	2018	As a % of Net Sales
North America	$733	6.5%	$826	7.2%	$787	6.9%
EMEA	472	10.8	497	11.6	564	12.4
Latin America	233	9.0	306	9.6	369	10.2
Asia	218	17.2	253	16.7	244	15.4
Corporate/other	221	—	260	—	225	—
Consolidated	$1,877	9.6%	$2,142	10.5%	$2,189	10.4%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2020 decreased compared to 2019 due to fixed cost actions and reduced investments in marketing. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2019 is comparable to 2018.
Restructuring
We incurred restructuring charges of $288 million, $188 million and $247 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the full year 2021, we expect to incur approximately $100 million of restructuring charges, driven by our previously announced global cost reduction efforts.
See Note 14 to the Consolidated Financial Statements for additional information.
Impairment of Goodwill and Other Intangibles

We recorded an immaterial impairment charge related to other intangibles for the year ended December 31, 2020 related to a brand in the EMEA reporting unit.

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
See Note 17 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $(21) million, $(168) million and $108 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Interest and sundry (income) expense decreased $147 million in 2020 compared to 2019, primarily due to the prior year effect of Brazil indirect tax credits and trade customer insolvency claim settlement, partially offset by the favorable impact of foreign currency.
Interest and sundry income decreased $276 million in 2019 compared to 2018, primarily due to the effect of Brazil indirect tax credits recorded of $180 million, which reflects $196 million of indirect tax credits, net of related fees, partially offset by a trade customer insolvency claim settlement of €52.75 million (approximately $59 million as of December 31, 2019) and foreign currency.
See Note 8 to the Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $189 million, $187 million and $192 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense in 2020 was comparable to 2019 and 2018.
Income Taxes
Income tax expense was $384 million, $354 million and $138 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in tax expense in 2020 compared to 2019 is primarily due to changes in valuation allowance, legal entity restructuring tax benefits, and earnings dispersion related to the sale of Embraco.
The increase in tax expense in 2019 compared to 2018 is primarily due to higher earnings before tax, reduced foreign tax credits and the sale of Embraco, partially offset by net reductions in valuation allowances, and impacts from a statutory legal entity restructuring. As part of ongoing efforts to reduce costs and simplify the Company's legal entity structure, the Company completed in 2019 a statutory legal entity restructuring within our EMEA business. The completion of the restructuring created a tax-deductible loss which was recognized in the fourth quarter of 2019, and resulted in a $147 million tax benefit.
See Note 15 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2021 full-year tax rate between 24.0% and 26.0%. Based on internal projections for the industry and broader economy, we currently estimate earnings per diluted share and industry demand for 2021 to be within the following ranges:

	2021
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2021	$17.80	—	$18.80
Including:
Restructuring Expense	$(1.59)
Income Tax Impact	$0.39

Industry demand
North America	4%	—%	6%
EMEA	2%	—%	4%
Latin America	2%	—%	4%
Asia	6%	—%	8%
For the full-year 2021, we expect to generate cash from operating activities of $1.6 billion and free cash flow of $1 billion or more, including restructuring cash outlays of approximately $225 million and, with respect to free cash flow, capital expenditures of approximately $600 million.
The table below reconciles projected 2021 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. For 2021 we define free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

2021
Millions of dollars	Current Outlook
Cash provided by operating activities(1)	$1,550
Capital expenditures and proceeds from sale of assets/businesses	(550)
Free cash flow	$1,000+
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
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Ongoing EBIT margin is calculated by dividing ongoing EBIT by net sales for 2020, 2019 and 2018. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Organic net sales is calculated by excluding divestitures and foreign currency. Management believes that organic net sales and sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations, and in the case of organic net sales, excluding the impact of our Embraco compressor business divested in July 2019. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow related metrics, such as free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward-looking long-term value creation and other goals, such as organic net sales, EBIT, and gross debt/EBITDA, as such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings (loss) available to Whirlpool, net sales, net earnings as a percentage of net sales (net earnings margin), net earnings (loss) per diluted share and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Total Whirlpool Organic Net Sales Reconciliation: in millions	Twelve Months Ended December 31,
	2020	2019	Change
Net sales	$19,456	$20,419	(4.7)%
Less: Embraco net sales	—	(635)
Add-Back: currency	551	—
Organic net sales	$20,007	$19,784	1.1%

Total Whirlpool Organic Net Sales Reconciliation: in millions	Twelve Months Ended December 31,
	2019	2018	Change
Net sales	$20,419	$21,037	(2.9)%
Less: Embraco net sales	(635)	(1,135)
Add-Back: currency	430	—
Organic net sales	$20,214	$19,902	1.6%

Latin America Organic Net Sales Reconciliation: in millions	Twelve Months Ended December 31,
	2020	2019	Change
Net sales	$2,592	$3,177	(18.4)%
Less: Embraco net sales	—	(635)
Add-Back: currency	530	—
Organic net sales	$3,122	$2,542	22.8%

Latin America Organic Net Sales Reconciliation: in millions	Twelve Months Ended December 31,
	2019	2018	Change
Net sales	$3,177	$3,618	(12.2)%
Less: Embraco net sales	(635)	(1,135)
Add-Back: currency	171	—
Organic net sales	$2,713	$2,483	9.3%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2020	2019	2018
Net earnings (loss) available to Whirlpool (1)	$1,081	$1,184	$(183)
Net earnings (loss) available to noncontrolling interests	(10)	14	24
Income tax expense	384	354	138
Interest expense	189	187	192
Earnings before interest & taxes	$1,644	$1,739	$171
Restructuring expense	288	188	247
Corrective action recovery	(14)	—	—
Product warranty and liability (income) expense	(30)	131	—
(Gain) loss on sale and disposal of businesses	(7)	(437)	—
Sale-leaseback, real estate and receivable adjustments	(113)	(86)	—
Trade customer insolvency claim settlement	—	59	—
Brazil indirect tax credit	—	(180)	—
Impairment of goodwill and intangibles	—	—	747
France antitrust settlement	—	—	103
Trade customer insolvency	—	—	30
Divestiture related transition costs	—	—	21
Ongoing EBIT(3)	$1,768	$1,414	$1,319
(1)Net earnings margin is approximately 5.6%, 5.8% and (0.9)% for the twelve months ended December 31, 2020, 2019 and 2018, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
(2)Ongoing EBIT margin is approximately 9.1%, 6.9% and 6.3% for the twelve months ended December 31, 2020, 2019 and 2018, respectively. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
(3)Additional information about each of our adjustments for ongoing EBIT is available under Supplemental Information on our Investor Relations website at investors.whirlpoolcorp.com. The contents of this website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Ongoing Earnings Per Diluted Share Reconciliation:	Twelve Months Ended December 31,
	2020	2019
Earnings per diluted share	$17.07	$18.45
Restructuring expense	4.54	2.93
Corrective action recovery	(0.22)	—
Sale-leaseback, real estate and receivable adjustments	(1.77)	(1.34)
(Gain) loss on sale and disposal of businesses	(0.10)	(6.79)
Product warranty and liability expense	(0.47)	2.04
Brazil indirect tax credit	—	(2.80)
Trade customer insolvency claim settlement	—	0.92
Income tax impact	(0.53)	0.75
Normalized tax rate adjustment	0.03	1.84
Ongoing earnings per diluted share	$18.55	$16.00

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)

Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2020	2019	2018
Cash provided by (used in) operating activities	$1,500	$1,230	$1,229
Capital expenditures	(410)	(532)	(590)
Proceeds from sale of assets and businesses (5)	166	1,174	160
Change in restricted cash (4)	(10)	40	54
Repayment of term loan (5)	—	(1,000)	—
Free cash flow	$1,246	$912	$853

Cash provided by (used in) investing activities	$(237)	$636	$(399)
Cash provided by (used in) financing activities	$(253)	$(1,424)	$(518)
(4)See Note 4 to the Consolidated Financial Statements for additional information
(5)Proceeds from the sale of assets and business for the twelve months ended December 31, 2019 include $1.0 billion of net cash proceeds received to date for the sale of the Embraco compressor business; $1.0 billion of these proceeds were used to repay an outstanding term loan in August 2019.
FINANCIAL CONDITION AND LIQUIDITY
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding innovation and growth through capital, research and development expenditures as well as opportunistic mergers and acquisitions; and providing returns to shareholders through dividends, share repurchases and maintaining our strong investment grade rating.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, and returns to shareholders. We also have $298 million of term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation, or cash on hand.
The Company had cash and cash equivalents of approximately $2.9 billion at December 31, 2020, of which approximately half was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2020, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States, China, Brazil, India and Mexico, which represented 6.5%, 1.7%, 1.7%, 1.4% and 1.4%, respectively. In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Italy, which represented 1.8% and 1.1%, respectively . We continue to monitor general financial instability and uncertainty globally.
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At December 31, 2020, we had $12 million of notes payable outstanding. See Note 7 to the Consolidated Financial Statements for additional information.

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

We continue to review customer conditions globally. At December 31, 2020, we had 173 million Brazilian reais (approximately $33 million at December 31, 2020) in short and long-term receivables due to us from Maquina de Vendas S.A., a trade customer in Brazil. In 2018, as part of their extrajudicial recovery plan, we agreed to receive payment of our outstanding receivable, plus interest, over eight years under a tiered payment schedule. During the third quarter of 2020, we received insurance proceeds of 129 million Brazilian reais (approximately $23 million at September 30, 2020) related to this matter. After consideration of the allowance for expected credit losses, we do not expect this matter to have a material impact on financial results in future periods.

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

On June 26, 2019, Whirlpool and Nidec received the European Commission's final approval of the Transaction, and the parties closed the Transaction on July 1, 2019. At closing, pursuant to the purchase agreement and a subsequent agreement memorializing the purchase price adjustment, the Company received $1.1 billion inclusive of anticipated cash on hand at the time of closing, with final purchase price amounts subject to working capital and other customary post-closing adjustments. These adjustments have been finalized with an immaterial adjustment to the final purchase price amounts in 2020. Whirlpool has agreed to retain certain liabilities relating to tax, environmental, labor and products following closing of the Transaction.

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
Sources and Uses of Cash
We met our cash needs during 2020 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash, cash equivalents and restricted cash at December 31, 2020 increased $982 million compared to the same period in 2019.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2020 are discussed below:
Cash Flow Summary

Millions of dollars	2020	2019	2018
Cash provided by (used in):
Operating activities	$1,500	$1,230	$1,229
Investing activities	(237)	636	(399)
Financing activities	(253)	(1,424)	(518)
Effect of exchange rate changes	(28)	(28)	(67)
Net increase in cash, cash equivalents and restricted cash	$982	$414	$245
Cash Flows from Operating Activities
Cash provided by operating activities in 2020 increased compared to 2019. The increase was primarily driven by strong cash earnings partially offset by working capital initiatives. Working capital was impacted by our ongoing accounts receivable and credit management actions, along with inventory management. Additionally, working capital was impacted by increased accounts payable driven by higher year end production levels, partially offset by the timing of our year end payment schedule.
Cash provided by operating activities in 2019 was comparable to 2018. The impact of working capital primarily includes inventory reductions efforts, credit management activities and the divestiture of the Embraco compressor business. Net earnings includes the non-cash impacts from the gain on sale and disposal of businesses.
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
Cash Flows from Investing Activities
The increase in cash used in investing activities during 2020 primarily reflects the 2019 proceeds from the sale of the Embraco compressor business (approximately $1 billion), partially offset by a decrease in capital expenditures (approximately $122 million) and the proceeds from a real estate sale-leaseback transaction (approximately $139 million).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
The increase in cash provided by investing activities during 2019 primarily reflects proceeds from the sale of the Embraco compressor business (approximately $1 billion) along with proceeds from a real estate sale-leaseback transaction (approximately $140 million) and a decrease in capital expenditures (approximately $60 million)
The decrease in cash used in investing activities during 2018 primarily reflects proceeds from a real estate sale-leaseback transaction (approximately $130 million), a decrease in capital expenditures (approximately $95 million), and the proceeds related to held-to-maturity securities (approximately $60 million).
Cash Flows from Financing Activities
The decrease in cash used in financing activities during 2020 primarily reflects higher debt issuance proceeds (increase of approximately $300 million), lower repayments of long-term debt (increase of approximately $400 million) net effect of reduced short-term debt (increase of approximately $400 million). Short-term debt reflects the activity on the $1 billion term loan that was borrowed in 2018 and repaid in 2019, offset by the reduced need to fund working capital through short term debt.
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
The decrease in cash used in financing activities during 2018 primarily reflects higher proceeds from borrowings of short-term debt (increase of approximately $300 million) and lower repayments of long-term debt (decrease of approximately $175 million), partially offset by higher share repurchase activity (increase of approximately $400 million). We also acquired a minority interest in Elica PB India.
Dividends paid in financing activities approximated $300 million during 2020, 2019 and 2018.
Financing Arrangements
The Company had total committed credit facilities of approximately $4.2 billion at December 31, 2020. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at December 31, 2020 and 2019, respectively.
See Note 7 to the Consolidated Financial Statements for additional information.
Dividends
In October 2020, our Board of Directors approved a 4.2% increase in our quarterly dividend on our common stock to $1.25 per share from $1.20 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING CASH REQUIREMENTS
The following table summarizes our expected cash outflows resulting from financial contracts and commitments:

	Payments due by period
Millions of dollars	Total	2021	2022 & 2023	2024 & 2025	Thereafter
Long-term debt obligations(1)	$7,448	$463	$831	$884	$5,270
Operating lease obligations(2)	1,210	211	349	253	397
Purchase obligations(3)	556	214	221	79	42
United States and foreign pension plans(4)	107	18	37	40	12
Other postretirement benefits(5)	136	25	49	19	43
Total(6)	$9,457	$931	$1,487	$1,275	$5,764
(1)Principal and interest payments related to long-term debt are included in the table above. See Note 7 to the Consolidated Financial Statements for additional information.
(2)Operating lease obligations includes the impact of sale-leaseback transactions. See Note 1 to the Consolidated Financial Statements for additional information.
(3)Purchase obligations include our "take-or-pay" contracts with materials vendors and minimum payment obligations to other suppliers.
(4)Represents the minimum contributions required for foreign pension plans based on current interest rates, asset return assumptions, legislative requirements and other actuarial assumptions at December 31, 2020. See Note 9 to the Consolidated Financial Statements for additional information.
(5)Represents our portion of expected benefit payments under our retiree healthcare plans.
(6)This table does not include credit facility, short-term borrowings to banks and commercial paper borrowings. See Note 7 to the Consolidated Financial Statements for additional information. This table does not include future anticipated income tax settlements. See Note 15 to the Consolidated Financial Statements for additional information.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2020 and 2019, we had approximately $423 million and $333 million outstanding under these agreements, respectively.
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
Our pension and other postretirement benefit obligations at December 31, 2020 and preliminary retirement benefit costs for 2021 were prepared using the assumptions that were determined as of December 31, 2020. The following table summarizes the sensitivity of our December 31, 2020 retirement obligations and 2021 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2021 Expense	PBO/APBO(1) for 2020
United States Pension Plans
Discount rate	+/-50bps	1/(2)	(172)/190
Expected long-term rate of return on plan assets	+/-50bps	(13)/13	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	1/(1)	(7)/8
(1)Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for other postretirement benefit plans.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
At December 31, 2020 and 2019, we had total deferred tax assets of $3.4 billion and $3.3 billion, respectively, net of valuation allowances of $214 million and $192 million, respectively. During 2019, the Company used proceeds from a bond offering to recapitalize various entities in EMEA which resulted in a reduction in the valuation allowance. In addition, the Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by U.S. energy tax credits, foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and could result in outcomes that are unfavorable to the Company. For additional information about income taxes, see Note 1, Note 8 and Note 15 to the Consolidated Financial Statements.
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
Goodwill and Indefinite-Lived Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2020 and 2019, we had goodwill of approximately $2.5 billion and $2.4 billion, respectively. We have trademark assets with a carrying value of approximately $1.9 billion at December 31, 2020 and 2019, respectively.
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
In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-lived intangible, including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount of the reporting unit or indefinite-lived intangible; actual and projected revenue and EBIT margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible is less than its carrying value.
For our annual impairment assessment as of October 1, 2020, the Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill and certain brand trademarks. The Company elected to perform a qualitative assessment on the other indefinite-lived intangible assets noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.

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
Based on the results of our annual quantitative assessment performed as of October 1, 2020, the fair values of our North America, Asia and Latin America reporting units exceeded their respective carrying values by 184%, 315% and 15%, respectively.
Based on the quantitative assessment performed for the EMEA reporting unit, the fair value of the reporting unit exceeded its carrying value by 11%. The EMEA reporting unit has goodwill of approximately $329 million at December 31, 2020.
In evaluating the EMEA reporting unit, significant weight was provided to forecasted EBIT margins and the discount rate used in the discounted cash flow model, as we determined that these items have the most significant impact on the fair value of this reporting unit.
•EBIT margins are expected to recover as we benefit from the recently announced strategic actions to rightsize and refocus our business, including improving our price/mix, driving share gains and executing on our cost takeout initiatives.
•The 5-year average forecasted EBIT margin in the discounted cash flow model was approximately 3%.
•We used a discount rate of 11.75% based on market participant assumptions.
We performed a sensitivity analysis on our EMEA reporting unit estimated fair value noting that a 100 basis point increase in the discount rate or a 10% reduction in the projected EBIT margins in the forecasted periods would result in an impairment charge of $18 million and $31 million, respectively.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Based on our quantitative impairment assessment as of October 1, 2020, the carrying value of the Hotpoint* trademark exceeded its fair value by €6 million, approximately $7 million, and we recorded an intangible impairment charge in this amount during the fourth quarter of 2020. There were no other impairments of indefinite-lived intangible assets in 2020.
Because the fair value assigned to the Hotpoint* trademark is recorded as of October 1, 2020, future impairments could result if the brand experiences further deterioration in business performance or if there is a significant change in other qualitative or quantitative factors, including a change in the royalty rate or discount rate.
The fair value of the Indesit trademark exceeded its carrying value of €190 million ($232 million) by 10%. We expect future fiscal year net sales for this brand to improve as we stabilize volumes, recover market share and benefit from our new product investments in the EMEA region.
The fair values of the Maytag and JennAir trademarks exceeded their carrying values of $1,021 million and $304 million by approximately 9% and 3%, respectively. We expect net sales for these brands to improve as we recover temporary volume loss from COVID-19 related supply chain disruptions and continue to execute our brand leadership strategy and benefit from our new product investments.
The fair values of all other trademarks exceeded their carrying values by more than 10%.
In performing the quantitative assessment on these assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.
Revenue growth rates relate to projected revenues from our financial planning and analysis process and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge. We performed a sensitivity analysis on our estimated fair values noting a 10% reduction of forecasted revenues in the Maytag, JennAir and Indesit trademarks would result in an impairment charge of approximately $20 million, $22 million, and €12 million ($15 million) respectively. A 10% reduction of forecasted revenues in the Hotpoint* brand would result in an impairment charge of €13 million ($16 million), in addition to the €6 million ($7 million) impairment charge in 2020.
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the assumed royalty rates that would hypothetically be paid by a market participant for the use of trademarks. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given product category. Based on this analysis, we determined a royalty rate of 3%, 3.5%, 4% and 6% for our Indesit, Hotpoint*, Maytag and JennAir trademarks, respectively. We performed a sensitivity analysis on our estimated fair values for Indesit, Maytag and JennAir noting a 50 basis point reduction of the royalty rates from each brand would result in an impairment charge of approximately €15 million ($18 million), $46 million, and $17 million respectively. A 50 basis point reduction of the royalty rate from Hotpoint* would result in a $34 million (€28 million) impairment charge, in addition to the €6 million ($7 million) impairment charge in 2020.
In developing discount rates for the valuation of our trademarks, we used a market participant discount rate based on a weighted-average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined the discount rates to be 14.75%, 15%, 9.75%, and 10.25% for Indesit, Hotpoint*, Maytag, and JennAir respectively. We performed a sensitivity analysis on our estimated fair values for Hotpoint*, Maytag and JennAir noting a 100 basis point increase in the discount rate would result in an impairment charge of approximately €9 million ($11 million), $41 million and $31 million, respectively, and a 150 basis

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
point increase in the discount rate for Indesit would result in an impairment charge of approximately
€2 million ($2 million). Hotpoint’s* impairment would be in addition to the impairment charge in 2020.

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
ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS
For additional information regarding recently issued accounting pronouncements, see Note 1 to the Consolidated Financial Statements.
OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 8 to the Consolidated Financial Statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. The dismissal is being appealed. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. As these matters are ongoing, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges in 2019 or 2020. Additional claims may be filed related to this incident.
Antidumping and Safeguard Petition
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping large residential washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain large residential washers imported from South Korea, Mexico, and China, and countervailing duties on certain large residential washers from South Korea. These orders could be subject to administrative reviews and possible appeals. In March 2019, the order covering certain large residential washers from Mexico was extended for an additional five years, while the order covering certain large residential washers from South Korea was revoked.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG were evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished large residential washers and certain covered parts for three years. In January 2021, the remedy was extended for two years until February 2023. During the fourth year of the remedy, beginning February 7, 2021, the remedy imposes a 15% tariff on the first 1.2 million large residential washers imported into the United States (under tariff) and a 35% tariff on such imports in excess of 1.2 million, and also imposes a 35% tariff on washer tub, drum, and cabinet imports in excess of 110,000. Consistent with modifications to the order approved in 2020, the 1.2 million under tariff is allocated by quarter (300,000 large residential washers per quarter). We cannot speculate on the modification's impact in future quarters, which will depend on Samsung and LG's U.S. production capabilities and import plans.
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. We expect to experience significant raw material inflation and freight cost increases in 2021, which could require us to modify our current business practices and could have a material adverse effect on our financial statements in any particular reporting period.
Brexit
In 2016, the U.K. held a referendum, the outcome of which was an expressed public desire to exit the European Union (“Brexit”), which has resulted in greater uncertainty related to the free movement of goods, services, people and capital between the U.K. and the EU. On January 31, 2020, the U.K. officially exited the European Union and entered into a transition period to negotiate the final terms of Brexit, and on December 30, 2020, the U.K. and EU signed a Trade and Cooperation Agreement to govern the relationship between the U.K. and EU going forward. Many potential future impacts of Brexit remain unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of products, and adverse impacts to our suppliers and financing institutions. In order to mitigate the risks associated with Brexit, we are preparing for potential adverse impacts by collaborating across Company functions and working with external partners to develop and revise the necessary contingency plans.
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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
restructuring expectations, productivity, raw material prices and the impact of COVID-19 on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) COVID-19 pandemic-related business disruptions and economic uncertainty; (2) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (3) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (4) Whirlpool's ability to maintain its reputation and brand image; (5) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (6) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (7) Whirlpool's ability to obtain and protect intellectual property rights; (8) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (9) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (11) product liability and product recall costs; (12) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (13) our ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill impairment and related charges; (18) triggering events or circumstances impacting the carrying value of our long-lived assets; (19) inventory and other asset risk; (20) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (21) changes in LIBOR, or replacement of LIBOR with an alternative reference rate; (22) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (23) the effects and costs of governmental investigations or related actions by third parties; (24) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs; and (25) the uncertain global economy and changes in economic conditions which affect demand for our products.
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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. At December 31, 2020, our most significant foreign currency exposures related to the Brazilian Real, Canadian Dollar and British Pound. We also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2020, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $250 million or loss of approximately $273 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from probable long-term debt issuances or cross-currency debt. At December 31, 2020, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $32 million or unrealized loss of approximately $91 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2020, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $21 million, respectively, related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2020	2019	2018
Net sales	$19,456	$20,419	$21,037
Expenses
Cost of products sold	15,606	16,886	17,500
Gross margin	3,850	3,533	3,537
Selling, general and administrative	1,877	2,142	2,189
Intangible amortization	62	69	75
Restructuring costs	288	188	247
Impairment of goodwill and other intangibles	7	—	747
(Gain) loss on sale and disposal of businesses	(7)	(437)	—
Operating profit	1,623	1,571	279
Other (income) expense
Interest and sundry (income) expense	(21)	(168)	108
Interest expense	189	187	192
Earnings before income taxes	1,455	1,552	(21)
Income tax expense (benefit)	384	354	138
Net earnings	1,071	1,198	(159)
Less: Net earnings (loss) available to noncontrolling interests	(10)	14	24
Net earnings available to Whirlpool	$1,081	$1,184	$(183)
Per share of common stock
Basic net earnings available to Whirlpool	$17.24	$18.60	$(2.72)
Diluted net earnings available to Whirlpool	$17.07	$18.45	$(2.72)
Weighted-average shares outstanding (in millions)
Basic	62.7	63.7	67.2
Diluted	63.3	64.2	67.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2020	2019	2018
Net earnings (loss)	$1,071	$1,198	$(159)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(385)	54	(272)
Derivative instruments:
Net gain (loss) arising during period	(43)	71	77
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	(126)	88	107
Derivative instruments, net	83	(17)	(30)
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	156	9	(5)
Net gain (loss) arising during period	(78)	(6)	(102)
Less: amortization of prior service credit (cost) and actuarial (loss)	(93)	(49)	(59)
Defined benefit pension and postretirement plans, net	171	52	(48)
Other comprehensive income (loss), before tax	(131)	89	(350)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(60)	(12)	5
Other comprehensive income (loss), net of tax	$(191)	$77	$(345)

Comprehensive income (loss)	$880	$1,275	$(504)
Less: comprehensive income (loss), available to noncontrolling interests	(8)	14	26
Comprehensive income (loss) available to Whirlpool	$888	$1,261	$(530)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$2,924	$1,952
Accounts receivable, net of allowance of $132 and $132, respectively	3,109	2,198
Inventories	2,187	2,438
Prepaid and other current assets	795	810
Total current assets	9,015	7,398
Property, net of accumulated depreciation of $6,780 and $6,444, respectively	3,199	3,301
Right of use assets	989	921
Goodwill	2,496	2,440
Other intangibles, net of accumulated amortization of $673 and $593, respectively	2,194	2,225
Deferred income taxes	2,217	2,238
Other noncurrent assets	240	358
Total assets	$20,350	$18,881
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,834	$4,547
Accrued expenses	637	652
Accrued advertising and promotions	831	949
Employee compensation	648	450
Notes payable	12	294
Current maturities of long-term debt	298	559
Other current liabilities	1,070	918
Total current liabilities	8,330	8,369
Noncurrent liabilities
Long-term debt	5,059	4,140
Pension benefits	516	542
Postretirement benefits	166	322
Lease liabilities	838	778
Other noncurrent liabilities	732	612
Total noncurrent liabilities	7,311	6,394
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 113 million shares issued, and 63 million and 63 million shares outstanding, respectively	113	112
Additional paid-in capital	2,923	2,806
Retained earnings	8,639	7,870
Accumulated other comprehensive loss	(2,811)	(2,618)
Treasury stock, 50 and 49 million shares, respectively	(5,065)	(4,975)
Total Whirlpool stockholders' equity	3,799	3,195
Noncontrolling interests	910	923
Total stockholders' equity	4,709	4,118
Total liabilities and stockholders' equity	$20,350	$18,881

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2020	2019	2018
Operating activities
Net earnings	$1,071	$1,198	$(159)
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	568	587	645
Impairment of goodwill and other intangibles	7	—	747
(Gain) loss on sale and disposal of businesses	(7)	(437)	—
Changes in assets and liabilities:
Accounts receivable	(940)	(87)	79
Inventories	241	(39)	73
Accounts payable	341	140	210
Accrued advertising and promotions	(123)	118	12
Accrued expenses and current liabilities	(287)	22	162
Taxes deferred and payable, net	156	(116)	(67)
Accrued pension and postretirement benefits	(30)	(81)	(434)
Employee compensation	303	106	44
Other	200	(181)	(83)
Cash provided by (used in) operating activities	1,500	1,230	1,229
Investing activities
Capital expenditures	(410)	(532)	(590)
Proceeds from sale of assets and business	166	1,174	160
Proceeds from held-to-maturity securities	—	—	60
Investment in related businesses	—	—	(25)
Other	7	(6)	(4)
Cash provided by (used in) investing activities	(237)	636	(399)
Financing activities
Net proceeds from borrowings of long-term debt	1,033	700	705
Repayments of long-term debt	(569)	(949)	(386)
Net proceeds (repayments) from short-term borrowings	(330)	(723)	653
Dividends paid	(311)	(305)	(306)
Repurchase of common stock	(121)	(148)	(1,153)
Purchase of noncontrolling interest shares	—	—	(41)
Common stock issued	44	8	17
Other	1	(7)	(7)
Cash provided by (used in) financing activities	(253)	(1,424)	(518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(28)	(67)
Increase (decrease) in cash, cash equivalents and restricted cash	982	414	245
Cash, cash equivalents and restricted cash at beginning of year	1,952	1,538	1,293
Cash, cash equivalents and restricted cash at end of year	$2,934	$1,952	$1,538
Supplemental disclosure of cash flow information
Cash paid for interest	$193	$194	$183
Cash paid for income taxes	$229	$469	$206
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid-In-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2017	$5,128	$7,352	$(2,331)	$(935)	$112	$930
Comprehensive income
Net earnings (loss)	(159)	(183)	—	—	—	24
Other comprehensive income (loss)	(345)	—	(347)	—	—	2
Comprehensive income	(504)	(183)	(347)	—	—	26
Adjustment to beginning retained earnings	$72	$72
Adjustment to beginning accumulated other comprehensive loss	$(17)		$(17)
Stock issued (repurchased)	(1,160)	—	—	(1,124)	—	(36)
Dividends declared	(314)	(308)	—	—	—	(6)
Balances, December 31, 2018	3,205	6,933	(2,695)	(2,059)	112	914
Comprehensive income
Net earnings (loss)	1,198	1,184	—	—	—	14
Other comprehensive income (loss)	77	—	77	—	—	—
Comprehensive income	1,275	1,184	77	—	—	14
Adjustment to beginning retained earnings	61	61	—	—	—	—
Stock issued (repurchased)	(110)	—	—	(110)	—	—
Dividends declared	(313)	(308)	—	—	—	(5)
Balances, December 31, 2019	4,118	7,870	(2,618)	(2,169)	112	923
Comprehensive income
Net earnings	1,071	1,081	—	—	—	(10)
Other comprehensive income (loss)	(191)	—	(193)	—	—	2
Comprehensive income	880	1,081	(193)	—	—	(8)
Stock issued (repurchased)	28	—	—	27	1	—
Dividends declared	(317)	(312)	—	—	—	(5)
Balances, December 31, 2020	$4,709	$8,639	$(2,811)	$(2,142)	$113	$910
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Principles of Consolidation
The consolidated financial statements are prepared in conformity with GAAP, and include all majority-owned subsidiaries. All material intercompany transactions have been eliminated upon consolidation. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less, unless that company is deemed to be a variable interest entity ("VIE") of which we are the primary beneficiary. VIEs are consolidated when the company is the primary beneficiary of these entities and has the ability to directly impact the activities of these entities. Our primary business purpose and involvement with VIEs is for product development and distribution.
Risks and Uncertainties
COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future. The Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at December 31, 2020 and for the twelve months ended December 31, 2020.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after February 11, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint* and Maytag trademarks continue to be at risk at December 31, 2020. In addition, we have concluded our JennAir trademark (carrying value of $304 million) to be at risk at December 31, 2020. The goodwill in our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of COVID-19 related demand disruptions, production impacts and supply constraint impacts on our operating results for the EMEA reporting unit in the short-term is uncertain, but we remain committed to the strategic actions necessary to realize the long-term forecasted EBIT margins and expect that the macroeconomic environment will recover in the medium to long-term. The potential negative demand effect on revenues for the Indesit, Hotpoint*, Maytag and JennAir trademarks are also uncertain given the volatile environment, but we expect that demand and production levels will continue to recover.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance in EMEA or for our Indesit, Hotpoint*, JennAir and Maytag trademarks or a significant decline in the Company’s market capitalization, among other factors,
*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
as a result of the COVID-19 pandemic or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
Use of Estimates
We are required to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. The most significant assumptions are estimates in determining the fair value of goodwill and indefinite-lived intangible assets, legal contingencies, income taxes and pension and other postretirement benefits. Actual results could differ materially from those estimates.
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
Accounts Receivable and Allowance for Expected Credit Losses
We carry accounts receivable at sales value less an allowance for expected credit losses. We estimate our expected credit losses primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses are evaluated and controlled within each geographic region considering the unique credit risk specific to the country, marketplace and economic environment. We take into account a combination of specific customer circumstances, credit conditions, market conditions, reasonable and supportable forecasts of future economic conditions and the history of write-offs and collections in developing the reserve. The adoption of the new credit loss standard did not have a material impact on the Consolidated Financial Statements. We evaluate items on an individual basis when determining accounts receivable write-offs. In general, our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.
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
Certain arrangements include servicing of transferred receivables by Whirlpool. Under these arrangements the Company received cash proceeds of $0.6 billion and $1.0 billion during the twelve months ended December 31, 2020 and December 31, 2019, respectively, from the sales of accounts receivables. These transfers primarily do not require continuing involvement from the Company. Outstanding accounts receivable transferred under arrangements where the Company continues to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
service the transferred asset were $30 million and $348 million as of December 31, 2020 and December 31, 2019, respectively.
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
Restricted Cash
As of December 31, 2020, restricted cash of $10 million represents contributions held as part of the Company's Charitable Foundation that was consolidated in 2020. As of December 31, 2019, the Company had no restricted cash. As of December 31, 2018, the Company had restricted cash of $40 million which represented cash required to be used to fund capital expenditures and technical resources to enhance Whirlpool China's research and development and working capital, as required by the terms of the Hefei Sanyo acquisition. See Note 4 to the Consolidated Financial Statements for additional information.
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2020 and 2019 that included pension plan assets disclosed in Note 9 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2020 and 2019, respectively.
We measured fair value for money market funds, available for sale investments and held-to-maturity securities using quoted market prices in active markets for identical or comparable assets. We measured fair value for derivative contracts, all of which have counterparties with high credit ratings, based on model driven valuations using significant inputs derived from observable market data. We also measured fair value for disposal groups held for sale based on the expected proceeds received from the sale. For assets measured at net asset values, we have no unfunded commitments or significant restraints. We measured fair value (non-recurring) for goodwill and other intangibles using a discounted cash flow model and a relief-from-royalty method, respectively, with inputs based on both observable and unobservable market data.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method, excluding property acquired from the Hefei Sanyo acquisition and certain property acquired from the Indesit acquisition in 2014. For non-production assets and assets acquired from Hefei Sanyo and certain production assets acquired from Indesit, we depreciate costs based on the straight-line method. Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $506 million, $518 million and $570 million in 2020, 2019 and 2018, respectively.
The following table summarizes our property at December 31, 2020 and 2019:

Millions of dollars	2020	2019	Estimated Useful Life
Land	$92	$97	n/a
Buildings	1,517	1,540	10 to 50 years
Machinery and equipment	8,370	8,108	3 to 20 years
Accumulated depreciation	(6,780)	(6,444)
Property plant and equipment, net	$3,199	$3,301
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss).
During 2020, we primarily retired land and buildings related to a sale-leaseback transaction and machinery and equipment with a net book value of approximately $26 million that was no longer in use. During 2020, we recognized a gain of $113 million in cost of products sold ($74 million) and selling, general and administrative ($39 million) primarily related to the sale-leaseback transaction in the fourth quarter of 2020. These gains were related to manufacturing and warehousing operations and administrative offices, respectively. During 2019, we primarily retired land and buildings related to a sale-leaseback transaction and machinery and equipment with a net book value of approximately $41 million that was no longer in use. During 2019, we recognized a gain of $106 million in cost of products sold primarily related to the sale-leaseback transaction in the fourth quarter of 2019.
During the twelve months ended December 31, 2020, we also disposed other buildings, machinery and equipment with a net book value of $25 million. The net gain on the other disposals were not material.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2020, 2019 and 2018.
Leases
We determine if an arrangement contains a lease at contract inception and determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We elect to not separate lease and non-lease components for all leases.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Certain leases also include options to purchase the underlying asset at fair market value. If leased assets have leasehold improvements, typically the depreciable life of those leasehold improvements are limited by the expected lease term. Additionally, certain lease agreements include lease payment adjustments for inflation.
Sale-leaseback transactions
In the fourth quarter of 2020, the Company sold and leased back a group of non-core properties for net proceeds of approximately $139 million. The initial total annual rent for the properties is approximately $10 million per year over an initial 14 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has 4 sequential 5-year renewal options.

The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $113 million ($89 million, net of tax) recorded in cost of products sold ($74 million) and selling, general and administrative expense ($39 million) in the Consolidated Statements of Income (Loss). The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $128 million were recorded in the Consolidated Balance Sheets.
In the fourth quarter of 2019, the Company sold and leased back a group of non-core properties for net proceeds of approximately $140 million. The initial total annual rent for the properties is approximately $10 million per year over an initial 12 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has five sequential five-year renewal options.

The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $111 million ($88 million, net of tax) recorded in cost of products sold ($95 million) and selling, general and administrative expense ($16 million) in the Consolidated Statements of Income (Loss). The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $108 million were recorded in the Consolidated Balance Sheets.
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
Goodwill
We have four reporting units for which we assess for impairment which also represent our operating segments and are defined as North America, EMEA, Latin America and Asia. In performing a quantitative assessment of goodwill, we estimate each reporting unit's fair value using the best information available to us, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses the reporting unit's projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. Additionally, we validate our estimates of fair value

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
under the income approach by comparing the values to fair value estimates using a market approach.
There was no impairment of goodwill in 2020 and 2019. In 2018, we recorded an impairment charge on goodwill of $579 million. See Note 6 and Note 11 to the Consolidated Financial Statements for additional information about goodwill.
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
We recorded an immaterial impairment charge on other intangibles in 2020 and $168 million in 2018. There was no impairment on other intangibles in 2019. See Note 6 and Note 11 to the Consolidated Financial Statements for additional information about other intangibles.
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to allow certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Additionally, in China, as a common practice, we pay suppliers with banker's acceptance drafts. Banker's acceptance drafts allow suppliers to sell their receivables to financial institutions at the sole discretion of both the supplier and the financial institution.
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Balance Sheets. At December 31, 2020 and 2019, approximately $1.2 billion and $1.2 billion, respectively, have been issued to participating financial institutions.

A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the programs. We do not believe such risk would have a material impact on our working capital or cash flows.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Research and Development Costs
Research and development costs are charged to expense and totaled $455 million, $541 million and $572 million in 2020, 2019 and 2018, respectively.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $273 million, $335 million and $343 million in 2020, 2019 and 2018, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
BEFIEX Credits
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales, resulting in an increase in the operations' recorded net sales in 2017. From 2018 on, these credits are reflected in interest and sundry income in line with ASC 606. There was no material change to timing or amount of revenue recognition. We recognized export credits as they were monetized. See Note 8 and Note 15 to the Consolidated Financial Statements for additional information.
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
In the third quarter of 2019, we sold our 12.54% ownership interest in Elica S.p.A., the parent of Elica PB India, for a nominal amount.
Adoption of New Accounting Standards
On January 1, 2020 we adopted Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The guidance in ASU 2016-13 creates a new impairment standard replacing the current "incurred loss" model. The incurred loss model required that for a loss to be impaired and recognized on the financial statements it must be probable that it has been incurred at the measurement date. The new standard utilizes an "expected credit loss" model also referred to as "the current expected credit loss" (CECL) model. Under CECL, there is no threshold for impairment loss recognition, but it instead reflects a current estimate of all expected credit losses. The adoption of this standard did not have a material impact to the Consolidated Financial Statements.
See Note 3 to the Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We adopted the following standards, none of which had a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2018-13	Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2020
2018-15	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred In a Cloud Computing Arrangement That Is a Service Contract	January 1, 2020
2018-18	Collaborative Arrangements (Topic 808) - Clarifying the Interaction between Topic 808 and Topic 606	January 1, 2020
Accounting Pronouncements Issued But Not Yet Effective
In March 2020, the FASB issued Update 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients: simplify accounting analyses under current U.S. GAAP for contract modifications, simplify the assessment of hedge effectiveness, allow hedging relationships affected by reference rate reform to continue and allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. In January 2021, the FASB issued Update 2021-01, "Reference Rate Reform (Topic 848): Scope". The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts, hedging relationships and other transactions.
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2019-12	Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 1, 2021
2020-06	Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entities Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entities Own Equity	January 1, 2022
All other issued and not yet effective accounting standards are not relevant to the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(2)    REVENUE RECOGNITION

Revenue from Contracts with Customers

In accordance with Topic 606, revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services. Certain customers may receive cash and/or non-cash incentives, which are accounted for as variable consideration. To achieve the core principle, the Company applies the following five steps:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
entirely to a performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately.

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations in the twelve months ended December 31, 2020 is immaterial.

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

	Twelve months ended
Millions of dollars	2020	2019
Major product categories:
Laundry	$5,675	$6,193
Refrigeration	6,058	6,229
Cooking	4,782	4,670
Dishwashing	1,605	1,598
Total major product category net sales	$18,120	$18,690
Compressors	—	557
Spare parts and warranties	913	979
Other	423	193
Total net sales	$19,456	$20,419
The impact to revenue related to prior period performance obligations was not material for the year ended December 31, 2020.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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

The Company has a water subscription business in our Latin America segment which provides the consumer with a water filtration system that is delivered to the consumer's home. Our water subscription contracts represent a performance obligation that is satisfied over time and revenue is recognized as the performance obligation is completed. The installation and maintenance of the water filtration system are not distinct services in the context of the contract (i.e. the customer views all activities associated with the arrangement as one singular value proposition). The contract term is generally less than one year for these arrangements and revenue is recognized based on the monthly invoiced amount which directly corresponds to the value of our performance completed to date.

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
Allowance for Expected Credit Losses and Bad Debt Expense

We estimate our expected credit losses primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses are evaluated and controlled within each geographic region considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve. The adoption of the new credit loss standard did not have a material impact on the Consolidated Financial Statements.
The following table summarizes our allowance for doubtful accounts by operating segment for the twelve months ended December 31, 2020.

Millions of dollars	December 31, 2019	Charged to Earnings	Write-offs	Foreign Currency	December 31, 2020
Accounts receivable allowance
North America	$4	$4	$(1)	$—	$7
EMEA	83	5	(22)	1	67
Latin America	33	32	(17)	(4)	44
Asia	12	1	—	1	14
	$132	$42	$(40)	$(2)	$132
Financing receivable allowance
Latin America	$29	$—	$(2)	$—	$27
Asia	19	—	—	2	21
	$48	$—	$(2)	$2	$48
Consolidated	$180	$42	$(42)	$—	$180
We recorded an immaterial amount of bad debt expense for the year ended December 31, 2020 and 2019, respectively.
(3)    LEASES

Leases
We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $236 million and $214 million for the years ended December 31, 2020 and December 31, 2019, respectively.
Non-cancelable operating lease commitments that had not yet commenced were $49 million for the periods ended December 31, 2020 and December 31, 2019. These operating leases are expected to commence by the end of fiscal year 2021 with lease terms of up to 10 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
At December 31, 2020, we have no material leases classified as financing leases and we have approximately $1.2 billion of non-cancellable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Maturity of Lease Liabilities	Operating Leases (in millions)
2021	$210
2022	180
2023	159
2024	136
2025	107
Thereafter	369
Total lease payments	$1,161
Less: interest	149
Present value of lease liabilities	$1,012
The long-term portion of the lease liabilities included in the amounts above is $838 million. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.
At December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 8 years and 4%, respectively. At December 31, 2019 the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 4%, respectively.
During the year ended December 31, 2020 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $234 million. The right of use assets obtained in exchange for new liabilities was $315 million partially offset by $68 million in terminations for the year ended December 31, 2020.
During the year ended December 31, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $210 million. The right of use assets obtained in exchange for new liabilities was $298 million partially offset by $68 million in terminations for the year ended December 31, 2019.
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
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants, except for synthetic leases (see Synthetic lease arrangements).
We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income for the years ended December 31, 2020 and December 31, 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Rent expense under the Company's operating leases during the year ended December 31, 2018, prior to the Company's adoption of ASC 842, was $250 million.

Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of December 31, 2020, these arrangements include residual value guarantees of up to $220 million that could potentially come due in future periods. We do not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The residual value guarantee was not material to the Consolidated Financial Statements at December 31, 2019.
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Balance Sheets. Rental payments are calculated at the applicable LIBOR rate plus a margin. The impact to the Consolidated Balance Sheets and Consolidated Statements of Income (Loss) are nominal.

(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Statements of Cash Flows:

	December 31,
Millions of dollars	2020	2019	2018
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$2,924	$1,952	$1,498
Restricted cash included in prepaid and other current assets	10	—	40
Restricted cash included in other noncurrent assets	—	—	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$2,934	$1,952	$1,538
See Financial Condition and Liquidity in the Management's Discussion and Analysis section for additional information on cash and cash equivalents. See Significant Accounting Policies for additional information on restricted cash.
(5)     INVENTORIES
The following table summarizes our inventories at December 31, 2020 and 2019:

Millions of dollars	2020	2019
Finished products	$1,638	$1,979
Raw materials and work in process	669	602
	2,307	2,581
Less: excess of FIFO cost over LIFO cost	(120)	(143)
Total inventories	$2,187	$2,438
LIFO inventories represented 41% and 43% of total inventories at December 31, 2020 and 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Ending balance December 31, 2018	$1,693	$309	$33	$416	$2,451
Currency translation adjustment	2	(7)	—	(6)	(11)
Ending balance December 31, 2019	$1,695	$302	$33	$410	$2,440
Currency translation adjustment	—	27	1	28	56
Ending balance December 31, 2020	$1,695	$329	$34	$438	$2,496

2020 and 2019 annual impairment assessment

We completed our annual impairment test for goodwill as of October 1, 2020 and 2019. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill for all our reporting units. Based on the quantitative assessment we determined there was no impairment of goodwill.
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2020			December 31, 2019
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$647	$(430)	$217	$624	$(377)	$247
Patents and other (2)	327	(241)	86	324	(216)	108
Total other intangible assets, finite lives	$974	$(671)	$303	$948	$(593)	$355
Trademarks, indefinite lives (3)	1,893	(2)	1,891	1,870	—	1,870
Total other intangible assets	$2,867	$(673)	$2,194	$2,818	$(593)	$2,225
(1)Customer relationships have an estimated useful life of 5 to 19 years.
(2)Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3)Includes impairment charge of $7 million at December 31, 2020.

2020 and 2019 annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2020. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-lived intangible assets. Based on the results of the quantitative assessment, we recorded an immaterial intangible impairment charge in the EMEA region.
We completed our annual impairment assessment for other intangible assets as of October 1, 2019. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-life intangible assets. Based on the results of the quantitative assessment, we determined there was no impairment of intangible assets.
See Note 11 to the Consolidated Financial Statements for additional information.
Amortization expense was $62 million, $69 million and $75 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2021	$59
2022	49
2023	41
2024	28
2025	21

(7)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2020 and 2019:

Millions of dollars	2020	2019
Senior Note - 0.63%, maturing 2020	$—	$561
Senior Note - 4.85%, maturing 2021	300	300
Senior Note - 4.70%, maturing 2022	300	300
Senior Note - 3.70%, maturing 2023	250	250
Senior Note - 4.00%, maturing 2024	300	300
Senior Note - 3.70%, maturing 2025	350	350
Senior Note - 1.25%, maturing 2026(1)	606	556
Senior Note - 1.10%, maturing 2027(1)	727	667
Senior Note - 0.50%, maturing 2028(1)	607	—
Senior Note - 4.75%, maturing 2029	693	692
Senior Note - 5.15%, maturing 2043	249	249
Senior Note - 4.50%, maturing 2046	497	496
Senior Note - 4.60%, maturing 2050	493	—
Other, net	(15)	(22)
	$5,357	$4,699
Less current maturities	298	559
Total long-term debt	$5,059	$4,140
(1)Euro denominated debt reflects impact of currency
For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2020:

Millions of dollars
2021	$298
2022	297
2023	247
2024	297
2025	347
Thereafter	3,871
Long-term debt, including current maturities	$5,357

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Debt Offering
On May 7, 2020, the Company completed its offering of $500 million in principal amount of 4.60% Senior Notes due 2050 in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The notes were issued under an indenture dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the notes to repay a portion of the outstanding borrowings under the Company’s revolving credit facility, as amended and restated, dated as of August 6, 2019, among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent and Citibank, N.A., as syndication agent.
On February 21, 2020, Whirlpool EMEA Finance S.à r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a bond offering consisting of €500 million (approximately $540 million at closing) in principal amount of 0.50% Senior Notes due in 2028 (the "Notes") in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The Notes were issued under an indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à r.l, as issuer, the Company, as parent guarantor, and U.S. Bank National Association, as trustee. Whirlpool Corporation has fully and unconditionally guaranteed the Notes on a senior unsecured basis. The Notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the Notes to redeem Whirlpool Corporation's 0.625% Senior Notes due in 2020 (see Debt Repayment).
On February 26, 2019, the Company completed a bond offering consisting of $700 million in principal amount of 4.75% Senior Notes due in 2029. The notes were issued under an indenture, dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank N.A.), as trustee. The notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale-leaseback transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The notes are registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3 (File No.333-224381). The Company used the net proceeds from the sale of the notes to repay the Whirlpool EMEA Finance Term Loan (see Debt Repayment).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
In addition to the committed $3.5 billion Amended Long-Term Facility and the $500 million 364-day Credit Agreement, we have committed credit facilities in Brazil and India. The committed credit facilities in Brazil provide borrowings up to 1.0 billion Brazilian reais (approximately $192 million at December 31, 2020), maturing through 2022. On August 5, 2019 we terminated a €250 million European revolving credit facility that we entered into in July 2015. The termination of this facility did not have a material impact on our Consolidated Financial Statements.
We had no borrowings outstanding under the committed credit facilities at December 31, 2020 and 2019, respectively.
Facility Borrowings
On March 13, 2020, we initiated a borrowing of approximately $2.2 billion under the Amended Long-Term Facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. We repaid $500 million of this Amended Long-Term Facility borrowing with the proceeds from our May 2020 Notes offering. We repaid an additional $500 million of this Amended Long-Term Facility borrowing by drawing on the full amount of the 364-Day Facility. As of December 31, 2020, all credit facility borrowings have been repaid.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Included in short-term borrowing at December 31, 2019 was $274 million of commercial paper that was repaid in early 2020.
Included in short-term borrowings at December 31, 2018 were the proceeds of the $1.0 billion term loan, which were used to fund accelerated share repurchases through a modified Dutch auction tender offer in the second quarter of 2018. During the third quarter of 2019 we repaid the term loan with the proceeds from the sale of Embraco.
The following table summarizes the carrying value of notes payable at December 31, 2020 and 2019, respectively.

Millions of dollars	2020	2019
Commercial paper	$—	$274
Short-term borrowings to banks	12	20
Total notes payable	$12	$294

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
In December 2013, the Brazilian government reinstituted the monetary adjustment index applicable to BEFIEX credits that existed prior to July 2009, when the Brazilian government required companies to apply a different monetary adjustment index to BEFIEX credits. Whether use of the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period was subject to review by the Brazilian courts. In the third quarter of 2017, the Brazilian Supreme Court ruled that the reinstituted index should be given retroactive effect for the July 2009 to December 2013 period, which ruling was subsequently affirmed by the Brazilian Supreme Court, and is now final. Based on this ruling, we were entitled to recognize $72 million in additional credits, which were recognized in prior periods. At December 31, 2020, no BEFIEX credits remain to be monetized.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2020. The total amount of outstanding tax

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $381 million at December 31, 2020).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 257 million Brazilian reais (approximately $49 million at December 31, 2020), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 302 million Brazilian reais (approximately $58 million at December 31, 2020). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
In addition to the BEFIEX, IPI tax credit and PIS/COFINS inputs matters noted above, other assessments issued by the Brazilian tax authorities related to indirect and income tax matters, and other matters, are at various stages of review in numerous administrative and judicial proceedings. The amounts related to these assessments will continue to be increased by monetary adjustments at the Selic rate, which is the benchmark rate set by the Brazilian Central Bank. In accordance with our accounting policies, we routinely assess these matters and, when necessary, record our best estimate of a loss. We believe these tax assessments are without merit and are vigorously defending our positions.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
indirect tax credits ("credits") that we are entitled to monetize in future periods, offset by approximately $58 million in taxes and fees, which have been paid.
In the second quarter of 2019, we received favorable final, non-appealable decisions in two smaller ICMS legal actions. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $35 million, after related taxes and fees and based on exchange rates then in effect, during the second quarter of 2019 in connection with this decision. This amount reflects approximately $54 million in credits that we are entitled to monetize in future periods, offset by approximately $19 million in taxes and fees, which have been paid.
The ICMS credits and related fees were recorded in interest and sundry (income) expense in our Consolidated Statements of Comprehensive Income (Loss). The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, and a scheduled hearing has been delayed and it is not known when such hearing will be rescheduled. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2020	2019
Balance at January 1	$383	$268
Issuances/accruals during the period	226	350
Settlements made during the period/other(1)	(336)	(235)
Balance at December 31	$273	$383
Current portion	$184	$254
Non-current portion	89	129
Total	$273	$383
(1)Includes updated reserve assumptions noted below.
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
As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the U.K. and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. Reserve assumptions were updated in the fourth quarter of 2020 based on the latest available data including take rate assumptions and unit population resulting in a $30 million release to the reserve. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the year ended December 31, 2020, settlements of approximately $56 million have been incurred related to this product recall. In 2020, we recorded a benefit of $14 million related to a vendor recovery for this corrective action.
For the year ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the U.K.. We continue to cooperate with the U.K. regulator, which continues to review the overall effectiveness of the corrective action campaign. For the year ended December 31, 2020, we incurred no additional material product warranty expense related to this campaign. We continue to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
cooperate with the U.K. regulator, which continues to review the overall effectiveness of the modification program.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2020 and December 31, 2019, the guaranteed amounts totaled 831 million Brazilian reais (approximately $160 million at December 31, 2020) and 577 million Brazilian reais (approximately $143 million at December 31, 2019), respectively. The fair value of these guarantees were nominal at December 31, 2020 and December 31, 2019. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled $3.5 billion at December 31, 2020 and $2.6 billion at December 31, 2019. Our total short-term outstanding bank indebtedness under guarantees was nominal at both December 31, 2020 and 2019.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below:

Millions of dollars
2021	$214
2022	132
2023	89
2024	53
2025	26
Thereafter	42
Total purchase obligations	$556
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
A defined contribution plan is being provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2020, 2019 and 2018 were $83 million, $84 million and $81 million, respectively. $48 million

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
of our Company matching contributions to our defined contribution plan during 2020 were made in Company stock from May 2020 to December 2020.
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
During the third quarter of 2020, the Company announced changes to a postretirement medical benefit program for certain groups of retirees. These plan amendments are effective January 1, 2021 and reduce reimbursement amounts available under certain postretirement medical benefit programs and eliminate these benefits effective January 1, 2024 for these same retiree groups.
During the second quarter of 2020, the Company announced changes to a postretirement medical benefit program for certain groups of active employees. These plan amendments were effective July 1, 2020 and reduced medical benefits for these pre-Medicare eligible and Medicare-eligible active employees who retire on or after July 1, 2020 and eliminate certain benefits effective January 1, 2024.
These plan amendments resulted in a reduction in the accumulated postretirement benefit obligation of approximately $156 million with a corresponding adjustment of $118 million in other comprehensive income, net of $39 million in deferred taxes for the nine months ended September 30, 2020. This amount is being amortized as a reduction of future net periodic cost over approximately 3.4 years, which represents the future remaining service period of eligible active employees. The interim plan remeasurement associated with these amendments resulted in an actuarial loss of $12 million recorded in the Other Comprehensive Income (Loss).
For additional information, see Note 12 to the Consolidated Financial Statements.
The plans are unfunded. We reserve the right to modify these benefits in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Defined Benefit - Pensions and Other Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Funded status
Fair value of plan assets	$3,103	$2,934	$632	$593	$—	$—
Benefit obligations	3,237	3,141	1,029	941	191	355
Funded status	$(134)	$(207)	$(397)	$(348)	$(191)	$(355)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$37	$—	$14	$11	$—	$—
Current liability	(18)	(6)	(12)	(17)	(25)	(33)
Noncurrent liability	(153)	(201)	(399)	(342)	(166)	(322)
Amount recognized	$(134)	$(207)	$(397)	$(348)	$(191)	$(355)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,227	$1,329	$279	$234	$23	$15
Prior service (credit) cost	1	1	3	4	(140)	(16)
Amount recognized	$1,228	$1,330	$282	$238	$(117)	$(1)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Benefit obligation, beginning of year	$3,141	$3,033	$941	$834	$355	$356
Service cost	3	2	6	6	4	6
Interest cost	94	123	17	23	8	16
Plan participants' contributions	—	—	1	1	—	—
Actuarial loss (gain)	282	279	96	85	9	14
Benefits paid	(186)	(263)	(33)	(30)	(24)	(28)
Plan amendments	—	—	—	6	(156)	(15)
Transfer of liabilities	—	—	—	(2)	—	—
Other adjustments	—	—	—	11	—	7
Special termination benefit	—	—	—	—	—	—
Settlements / curtailment (gain)	(97)	(33)	(37)	(13)	—	—
Foreign currency exchange rates	—	—	38	20	(5)	(1)
Reclassification of obligation to held for sale	—	—	—	—	—	—
Benefit obligation, end of year	$3,237	$3,141	$1,029	$941	$191	$355
Accumulated benefit obligation, end of year	$3,222	$3,128	$987	$902	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2020	2019	2020	2019	2020	2019
Fair value of plan assets, beginning of year	$2,934	$2,676	$593	$518	$—	$—
Actual return on plan assets	447	517	58	61	—	—
Employer contribution	5	37	29	33	24	28
Plan participants' contributions	—	—	1	1	—	—
Benefits paid	(186)	(263)	(33)	(30)	(24)	(28)
Transfer of plan assets	—	—	—	(2)	—	—
Other adjustments	—	—	—	5	—	—
Settlements	(97)	(33)	(37)	(13)	—	—
Foreign currency exchange rates	—	—	21	20	—	—
Reclassification of plan assets to held for sale	—	—	—	—	—	—
Fair value of plan assets, end of year	$3,103	$2,934	$632	$593	$—	$—
The actuarial (gain) loss for all pension and other postretirement benefit plans in 2020 and 2019 was primarily related to a change in the discount rate used to measure the benefit obligation of those plans.
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$3	$2	$2	$6	$6	$5	$4	$6	$7
Interest cost	94	123	118	17	23	23	8	16	15
Expected return on plan assets	(165)	(177)	(170)	(30)	(29)	(32)	—	—	—
Amortization:
Actuarial loss	62	47	53	12	8	9	—	1	—
Prior service cost (credit)	—	(2)	(3)	—	—	—	(28)	(16)	—
Special termination benefit	—	—	—	—	—	—	—	—	—
Curtailment (gain) / loss	—	—	—	—	—	(4)	(3)	—	—
Settlement loss	39	9	—	11	2	3	—	—	—
Net periodic benefit cost	$33	$2	$—	$16	$10	$4	$(19)	$7	$22
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ending December 31, 2020, 2019 and 2018:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2020	2019	2018	2020	2019	2018	2020	2019	2018
Operating profit (loss)	$3	$2	$2	$6	$6	$5	$4	$6	$7
Interest and sundry (income) expense	30	—	(2)	10	4	(1)	(23)	1	15
Net periodic benefit cost	$33	$2	$—	$16	$10	$4	$(19)	$7	$22

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2020

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$—	$69	$9
Actuarial (loss) recognized during the year	(101)	(24)	—
Current year prior service cost (credit)	—	—	(156)
Prior service credit (cost) recognized during the year	—	—	32
Total recognized in other comprehensive income (loss) (pre-tax)	$(101)	$45	$(115)
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$(68)	$61	$(134)
We amortize actuarial losses and prior service costs (credits) over a period of up to 21 years and 13 years, respectively.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.50%	3.30%	1.55%	2.04%	2.98%	3.45%
Rate of compensation increase	4.50%	4.50%	3.47%	3.10%	N/A	N/A
Interest crediting rate for cash balance plans	1.25%	2.05%	1.99%	1.80%	N/A	N/A
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.13%	4.30%	3.65%	2.04%	2.90%	2.57%	3.35%	4.80%	4.35%
Expected long-term rate of return on plan assets	6.25%	6.50%	6.75%	5.39%	5.56%	5.81%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.10%	3.29%	3.20%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	2.05%	3.05%	2.40%	1.80%	2.19%	2.16%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	6.25%	6.50%	6.50%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2025	2025

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
Expected Return on Plan Assets

In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2020.
For foreign pension plans, the expected rate of return on plan assets was primarily determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.
Cash Flows
Funding Policy
Our funding policy is to contribute to our United States pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we may determine to be appropriate. In certain countries other than the United States, the funding of pension plans is not common practice. Contributions to our United States pension plans may be made in the form of cash or, in the case of defined contribution plan in narrow circumstances, company stock. We pay for retiree medical benefits as they are incurred.

There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2020.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2021	$—	$18
Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2021	$294	$39	$25
2022	243	40	25
2023	236	41	24
2024	231	40	10
2025	222	45	9
2026-2030	$989	$234	$43
Plan Assets
Our overall investment strategy is to achieve an appropriate mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types, fund strategies, and investment fund managers. The target allocation for our plans is approximately 20% in growth assets and 80% in immunizing fixed income securities, with exceptions for foreign pension plans. The fixed income securities duration is intended to match that of our United States pension liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The fair values of our pension plan assets at December 31, 2020 and 2019, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Cash and cash equivalents	$—	$—	$281	$24	$—	$—	$—	$—	$281	$24
Government and government agency securities (1)
U.S. securities	—	—	182	488	—	—	—	—	182	488
International securities	—	—	99	97	—	—	—	—	99	97
Corporate bonds and notes (1)
U.S. companies	—	—	1,691	1,389	—	—	—	—	1,691	1,389
International companies	—	—	279	277	—	—	—	—	279	277
Equity securities (2)
U.S. companies	—	—	—	—	—	—	—	—	—	—
International companies	47	51	—	—	—	—	—	—	47	51
Mutual funds (3)	—	—	108	128	—	—	—	—	108	128
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	448	367	448	367
International equity securities (4)	—	—	—	—	—	—	180	215	180	215
Short-term investment fund (4)	—	—	—	—	—	—	24	15	24	15
International debt securities (5)	—	—	—	—	—	—	208	251	208	251
International equity securities (5)	—	—	—	—	—	—	53	59	53	59
Real estate (6)	—	—	—	—	—	—	13	34	13	34
Limited partnerships (7)
U.S. private equity investments	—	—	—	—	38	53	—	—	38	53
Diversified fund of funds	—	—	—	—	3	5	—	—	3	5
Emerging growth	—	—	—	—	3	8	—	—	3	8
All other investments	—	—	48	34	—	—	30	32	78	66
	$47	$51	$2,688	$2,437	$44	$66	$956	$973	$3,735	$3,527
(1)Valued using pricing vendors who use proprietary models to estimate the price a dealer would pay to buy a security using significant observable inputs, such as interest rates, yield curves, and credit risk.
(2)Valued using the closing stock price on a national securities exchange, which reflects the last reported sales price on the last business day of the year.
(3)Valued using the net asset value (NAV) of the fund, which is based on the fair value of underlying securities. The fund primarily invests in a diversified portfolio of equity securities, fixed income debt securities and real estate issued by non-U.S. companies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(4)Common and collective trust funds valued using the NAV of the fund, which is based on the fair value of underlying securities.
(5)Fund of funds valued using the NAV of the fund, which is based on the fair value of underlying securities. International debt securities includes corporate bonds and notes and government and government agency securities.
(6)Valued using the NAV of the fund, which is based on the fair value of underlying assets.
(7)Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2019	$66
Realized gains (net)	17
Unrealized losses (net)	(16)
Purchases	—
Settlements	(23)
Balance, December 31, 2020	$44
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2020 and 2019 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2020	2019	2020	2019
Projected benefit obligation	$2,718	$2,622	$951	$844
Fair value of plan assets	$2,547	$2,409	$546	$491
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2020 and 2019 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2020	2019	2020	2019
Projected benefit obligation	$2,718	$2,622	$951	$800
Accumulated benefit obligation	2,703	2,609	921	776
Fair value of plan assets	$2,547	$2,409	$546	$450
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $1,275 million at December 31, 2020 and 2019, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $300 million at December 31, 2020 and 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at December 31, 2020 and 2019:

	Notional (local)				Notional (USD)		Current Maturity
Instrument	2020		2019		2020	2019
Senior note - 0.625%		€—		€500	$—	$561	March 2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$362	$382	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. As of December 31, 2020, there was no ineffectiveness on hedges designated as net investment hedges. Due to the volatility in the macroeconomic environment caused by the COVID-19 pandemic, we evaluated and dedesignated a nominal amount of certain foreign exchange cash flow hedges in the first quarter of 2020. No material amount was dedesignated during the twelve months ended December 31, 2020.
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2020 and 2019:

			Fair Value of				Type of Hedge
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2020	2019	2020	2019	2020	2019		2020	2019
Derivatives accounted for as hedges(1)
Commodity swaps/options	$215	$174	$39	$4	$4	$10	(CF)	30	21
Foreign exchange forwards/options	3,028	3,177	58	94	110	84	(CF/NI)	134	32
Cross-currency swaps	1,275	1,275	23	25	86	23	(CF)	98	110
Interest rate derivatives	300	300	—	6	28	—	(CF)	53	65
Total derivatives accounted for as hedges			$120	$129	$228	$117
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$1	$—	$—	$—	$—	N/A	0	7
Foreign exchange forwards/options(2)	4,161	3,182	25	15	96	22	N/A	12	12
Total derivatives not accounted for as hedges			$25	$15	$96	$22
Total derivatives			$145	$144	$324	$139

Current			$103	$55	$152	$61
Noncurrent			42	89	172	78
Total derivatives			$145	$144	$324	$139
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(2)Foreign exchange forwards/options have increased due to hedging of future intercompany loan.
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019:

		Gain (Loss) Recognized in OCI (Effective Portion) (3)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options		$22	$(4)
Foreign exchange forwards/options		9	60
Cross-currency swaps		(40)	9
Interest rate derivatives		(34)	6
Net investment hedges - foreign currency		1	5
		$(42)	$76

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2020	2019
Commodity swaps/options (3)	Cost of products sold	$(20)	$(22)
Foreign exchange forwards/options	Net sales	7	(4)
Foreign exchange forwards/options	Cost of products sold	30	16
Foreign exchange forwards/options	Interest and sundry (income) expense	(54)	73
Cross-currency swaps	Interest and sundry (income) expense	(89)	26
Interest rate derivatives	Interest expense	—	(1)
		$(126)	$88

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
Derivatives not Accounted for as Hedges - Millions of dollars		2020	2019
Foreign exchange forwards/options	Interest and sundry (income) expense	$(1)	$30
(3)Change in gain (loss) recognized in OCI (effective portion) is primarily driven by currency fluctuations and declines in commodity prices and interest rates compared to the prior year. The tax impact of the cash flow hedges was $(16) million and $4 million in 2020 and 2019, respectively. The tax impact of the net investment hedges was $1 million and $2 million in 2020 and 2019, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2020 and 2019. There were no hedges designated as fair value in 2020 and 2019. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is a gain of approximately $36 million at December 31, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 6 to the Consolidated Financial Statements for additional information on the goodwill and other intangibles impairment during 2020.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2020	2019	2020	2019	2020	2019	2020	2019
Short-term investments (1)	$2,164	$1,308	$1,603	$398	$561	$910	$2,164	$1,308
Net derivative contracts	—	—	—	—	(179)	5	(179)	5
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of December 31, 2020 which is the balance sheet date at the end of the period in which the impairment charge was recorded.

Fair Value
Millions of dollars	Level 3
Measured at fair value on a non-recurring basis:	2020
Assets:
Indefinite-lived intangible assets (2)	158
Total level 3 assets	$158
(2)Indefinite-lived intangible assets with a carrying amount of approximately $165 million were written down to a fair value of $158 million resulting in an impairment charge of $7 million.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for other intangible assets in the EMEA reporting unit during the fourth quarter of 2020 utilized discount rates ranging from 14.75% - 15% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative impairment assessment performed, the carrying value of other intangible assets of Hotpoint* brand, exceeded its fair value, resulting in an impairment charge of €6 million ($7 million) in 2020.
See Note 6 to the Consolidated Financial Statements for additional information.

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

See Note 17 to the Consolidated Financial Statements for additional information.

Naples Manufacturing Plant Restructuring Action
In the fourth quarter of 2020, the Company ceased production and exited the Naples, Italy manufacturing plant. In connection with these restructuring actions, we recorded an impairment charge of $43 million for the write-down of certain assets to their fair value of $0 in 2019. Fair value was based on a feasibility study considering future use internally and marketability externally (Level 2 input). These assets were fully impaired because they were determined to have no alternative use or salvage value and insufficient cash flows to support recoverability of the carrying amount.

See Note 14 to the Consolidated Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $6.13 billion and $5.00 billion at December 31, 2020 and 2019, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2018, 2019, and 2020, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Marketable Securities	Total
December 31, 2017	$(1,320)	$11	$(1,039)	$17	(2,331)
Unrealized gain (loss)	(272)	(30)	—	—	(302)
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	(48)	—	(48)
Tax effect	(15)	7	13	—	5
Other comprehensive income (loss), net of tax	(287)	(23)	(35)	—	(345)
Less: Other comprehensive loss available to noncontrolling interests	2	—	—	—	2
Other comprehensive income (loss) available to Whirlpool	(289)	(23)	(35)	—	(347)
Adjustment to beginning accumulated other comprehensive loss	21	(21)	—	(17)	(17)
December 31, 2018	$(1,588)	$(33)	$(1,074)	$—	$(2,695)
Unrealized gain (loss)	54	(17)	—	—	37
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	52	—	52
Tax effect	2	4	(18)	—	(12)
Other comprehensive income (loss), net of tax	56	(13)	34	—	77
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	56	(13)	34	—	77
December 31, 2019	$(1,532)	$(46)	$(1,040)	$—	$(2,618)
Unrealized gain (loss)	(385)	83	—	—	(302)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	171	—	171
Tax effect	1	(16)	(45)	—	(60)
Other comprehensive income (loss), net of tax	(384)	67	126	—	(191)
Less: Other comprehensive loss available to noncontrolling interests	2	—	—	—	2
Other comprehensive income (loss) available to Whirlpool	(386)	67	126	—	(193)
December 31, 2020	$(1,918)	$21	$(914)	$—	$(2,811)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2020	2019	2018
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$1,081	$1,184	$(183)
Denominator for basic earnings per share – weighted-average shares	62.7	63.7	67.2
Effect of dilutive securities – stock-based compensation	0.6	0.5	—
Denominator for diluted earnings per share – adjusted weighted-average shares	63.3	64.2	67.2
Anti-dilutive stock options/awards excluded from earnings per share	1.3	1.3	1.9
Dividends
Dividends per share paid to shareholders were $4.85, $4.75 and $4.55 during 2020, 2019 and 2018, respectively.
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized an additional share repurchase program of up to $2 billion. For the year ended December 31, 2020, we repurchased 902,000 shares at an aggregate purchase price of approximately $121 million under this program. At December 31, 2020, there were approximately $531 million in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(13)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $67 million, $50 million and $51 million in 2020, 2019, and 2018, respectively. Related income tax benefits recognized in earnings were $9 million, $6 million and $9 million in 2020, 2019, and 2018, respectively.
At December 31, 2020, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $77 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 28 months.
Share-Based Employee Incentive Plans
On April 17, 2018, our stockholders approved the 2018 Omnibus Stock and Incentive Plan ("2018 OSIP"). This plan was adopted by our Board of Directors on February 20, 2018 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2018 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2020, approximately 3.2 million shares remain available for issuance under the 2018 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, Disability, Retirement, or with the consent of the Committee (as defined in the award

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2020, 2019, and 2018 were $29.53, $27.89 and $38.34, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2020	2019	2018
Risk-free interest rate	1.4%	2.5%	2.6%
Expected volatility	29.3%	28.5%	28.2%
Expected dividend yield	3.2%	3.4%	2.6%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2020:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	2,387	$144.01
Granted	268	152.16
Exercised	(308)	142.42
Canceled or expired	(79)	172.70
Outstanding at December 31	2,268	$144.54
Exercisable at December 31	1,753	$142.38
The total intrinsic value of stock options exercised was $13 million, $4 million and $30 million for 2020, 2019, and 2018, respectively. The related tax benefits were $3 million, $1 million and $7 million for 2020, 2019, and 2018, respectively. Cash received from the exercise of stock options was $44 million, $8 million, and $17 million for 2020, 2019, and 2018, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2020:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	2,169	1,753
Weighted-average exercise price per share	$144.50	$142.38
Aggregate intrinsic value	$85	$74
Weighted-average remaining contractual term, in years	5	3
Stock Units
Eligible employees may receive restricted stock units or performance stock units as a portion of their total compensation.
Restricted stock units are typically granted to selected management employees on an annual basis and vest over three years. Periodically, restricted stock units may be granted to selected employees based on special recognition or retention circumstances and generally vest from three years to seven years. Previously granted awards accrue dividend equivalents on outstanding units (in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
form of additional stock units) based on dividends declared on Whirlpool common stock. These awards convert to unrestricted common stock at the conclusion of the vesting period.
Performance stock units are granted to management employees on an annual basis and generally vest at the end of a three year performance period, converting to unrestricted common stock at the conclusion of the vesting period. The final award may equal 0% to 200% of the target grant, based on Whirlpool performance results relative to pre-established goals.
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2020, 2019, and 2018 were $141.38, $127.26 and $157.09, respectively. The total fair value of stock units vested during 2020, 2019, and 2018 was $37 million, $28 million and $29 million, respectively.
The following table summarizes stock unit activity during 2020:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	805	$144.48
Granted	550	141.38
Canceled	(108)	133.51
Vested and transferred to unrestricted	(244)	153.48
Non-vested, at December 31	1,003	$139.62
Non-employee Director Equity Awards
In 2020, each non-employee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $145,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(14)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company's continued cost reduction efforts. The workforce reduction plan included a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020. These actions were substantially completed in 2020 and the Company incurred $102 million in employee termination costs related to these actions. The remaining cash settlement of $39 million will occur throughout 2021, 2022 and 2023.
During the third quarter, the Company committed to additional workforce reductions outside of the United States, as part of the Company's previously announced continued cost reduction efforts. The company incurred $74 million of the approximately $148 million total costs in 2020 and the remaining expense will occur in 2021. Cash settlement of $50 million was paid in 2020 with the remaining cash settlement expected to be paid in 2021.
On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. On September 16, 2019, we entered into a preliminary agreement to sell the plant to a third-party purchaser and to support costs associated with the transition. In October 2019, we announced that, based on further discussions with unions and the Italian government, we would continue production at the Naples manufacturing plant in the near-term and resume negotiations with unions and the Italian government related to our exit of the plant. Our preliminary agreement to sell the plant to a third-party purchaser terminated in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
accordance with its terms in March 2020. We ceased production in the plant and exited the facility in 2020 as previously disclosed.

In connection with this action, we have incurred approximately $131 million total costs comprised of $43 million in asset impairment costs, $22 million in other associated costs and $66 million in employee-related costs through December 31, 2020. The Company expects all of the remaining $71 million cash settlement to occur in 2021.
In 2018, we announced actions in EMEA to reduce fixed costs by $50 million. The initiatives primarily included headcount reductions throughout the EMEA region. Additionally, we exited domestic sales operations in Turkey in 2019. These combined actions from 2018-2020 totaled $83 million and were complete as of June 30, 2020.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2020 and 2019:

Millions of dollars	12/31/2019	Charges to Earnings	Cash Paid	Non-Cash and Other	12/31/2020
Employee termination costs	$57	$253	$(165)	$—	$145
Asset impairment costs	8	1	—	(1)	8
Facility exit costs	—	4	(4)	—	—
Other exit costs	12	30	(27)	5	20
Total	$77	$288	$(196)	$4	$173

Millions of dollars	12/31/2018	Charge to Earnings	Cash Paid	Non-cash and Other	12/31/2019
Employee termination costs	$84	$84	$(111)	$—	$57
Asset impairment costs	—	74	(7)	(59)	8
Facility exit costs	(9)	22	(23)	—	—
Other exit costs	21	8	(5)	(2)	12
Total	$96	$188	$(146)	$(61)	$77

The following table summarizes 2020 restructuring charges by operating segment:

Millions of dollars	2020 Charges
North America	$81
EMEA	154
Latin America	20
Asia	10
Corporate / Other	23
Total	$288

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(15) INCOME TAXES
Income tax expense was $384 million, $354 million, and $138 million in 2020, 2019 and 2018, respectively. The increase in tax expense in 2020 compared to 2019 is primarily due to changes in valuation allowance, legal entity restructuring tax benefits, and earnings dispersion related to the sale of Embraco.
The increase in tax expense in 2019 compared to 2018 is primarily due to higher earnings before tax, reduced foreign tax credits and the sale of Embraco, offset by net reductions in valuation allowances, and impacts from a legal entity restructuring. As part of ongoing efforts to reduce costs and simplify the Company's legal entity structure, the Company has completed a statutory legal entity restructuring within our EMEA business. The completion of the restructuring created a tax-deductible loss which was recognized in the fourth quarter of 2019, and resulted in a $147 million tax benefit.
The following table summarizes the difference between an income tax benefit at the United States statutory rate of 21% in 2020, 2019, and 2018, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2020	2019	2018
Earnings (loss) before income taxes
United States	$1,028	$674	$729
Foreign	427	878	(750)
Earnings (loss) before income taxes	$1,455	$1,552	$(21)

Income tax (benefit) expense computed at United States statutory rate	$306	$326	$(4)
U.S. government tax incentives	(17)	(21)	(11)
Foreign government tax incentives, including BEFIEX	(20)	(13)	(21)
Foreign tax rate differential	30	70	(24)
U.S. foreign tax credits	(25)	(86)	(260)
Valuation allowances	15	(150)	75
State and local taxes, net of federal tax benefit	40	42	23
Foreign withholding taxes	8	54	24
U.S. tax on foreign dividends and subpart F income	34	67	72
Settlements and changes in unrecognized tax benefits	53	113	72
U.S. Transition Tax	—	26	40
Changes in enacted tax rates	(6)	42	(54)
Nondeductible goodwill	—	—	139
Nondeductible fines & penalties	—	—	30
Sale of Embraco	—	58	—
Legal entity restructuring tax impact	(82)	(147)	—
Other items, net	48	(27)	37
Income tax computed at effective worldwide tax rates	$384	$354	$138

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2020, 2019 and 2018:

	2020		2019		2018
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$90	$83	$203	$74	$(70)	$120
Foreign	182	(24)	432	(406)	182	(119)
State and local	42	11	42	9	12	13
	$314	$70	$677	$(323)	$124	$14
Total income tax expense		$384		$354		$138
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
At December 31, 2017, pursuant to the SEC guidance under SAB118, the Company made a reasonable estimate of the provisional effects of the rate reduction on its existing deferred tax balances and the impact of the one-time Transition Tax. At December 31, 2018, the Company revised these estimated amounts and recognized an additional tax benefit in the amount of $54 million on the difference between the 2017 U.S. enacted tax rate of 35%, and the 2018 enacted tax rate of 21%, primarily related to a $350 million tax deductible pension plan contribution included on the Company's 2017 U.S. Corporation income tax return. The Company recognized additional tax expense of $95 million related to the Transition Tax, including $55 million of unrecognized tax benefits during the fourth quarter.
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
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. However, upon the enactment of the Tax Cuts and Jobs Act, the unremitted earnings and profits of our foreign subsidiaries and affiliates, subsequent to 1986, are subject to U.S. tax under the Transition Tax provision. Under the Transition Tax provision, the Company recognized a deemed remittance of $3.5 billion. The Company had cash and cash equivalents of approximately $2.9 billion at December 31, 2020, of which $1.6 billion was held by subsidiaries in foreign countries. Our intent is to permanently reinvest substantially all of these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, they would likely not be subject to United States federal income tax under the previously taxed income or the dividend exemption rules. We would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Valuation Allowances
At December 31, 2020, we had net operating loss carryforwards of $5.9 billion, $512 million of which were U.S. state net operating loss carryforwards. Of the total net operating loss carryforwards, $3.7 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2037. At December 31, 2020, we had $680 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2030 and 2040.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $214 million at December 31, 2020 consists of $126 million of net operating loss carryforward deferred tax assets and $88 million of other deferred tax assets. Our recorded valuation allowance was $192 million at December 31, 2019 and consisted of $111 million of net operating loss carryforward deferred tax assets and $81 million of other deferred tax assets. The increase in our valuation allowance includes $15 million recognized in net earnings, with the remaining change related to reclassification within our net deferred tax asset. During 2019, the Company used proceeds from a bond offering to recapitalize various entities in EMEA which resulted in a reduction in the valuation allowance. In addition, the Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2020 and 2019:

Millions of dollars	2020	2019
Deferred tax liabilities
Intangibles	$461	$439
Property, net	196	175
Right of use assets	265	238
LIFO inventory	88	89
Other	252	215
Total deferred tax liabilities	$1,262	$1,156
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$680	$787
Lease liabilities	275	242
Pensions	114	66
Loss carryforwards	1,336	1,226
Postretirement obligations	49	145
Foreign tax credit carryforwards	25	39
Research and development capitalization	121	133
Employee payroll and benefits	118	96
Accrued expenses	96	93
Product warranty accrual	76	78
Receivable and inventory allowances	112	72
Other	646	574
Total deferred tax assets	3,648	3,551
Valuation allowances for deferred tax assets	(214)	(192)
Deferred tax assets, net of valuation allowances	3,434	3,359
Net deferred tax assets	$2,172	$2,203

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2020	2019	2018
Balance, January 1	$394	$278	$219
Additions for tax positions of the current year	17	20	21
Additions for tax positions of prior years	21	138	60
Reductions for tax positions of prior years	(2)	(26)	(5)
Settlements during the period	—	(4)	(8)
Lapses of applicable statute of limitation	(3)	(12)	(9)
Balance, December 31	$427	$394	$278
Interest and penalties associated with unrecognized tax benefits resulted in a net expense of $10 million at December 31, 2020, a net benefit of $(4) million and net expense of $2 million in 2019 and 2018, respectively. We have accrued a total of $52 million, $42 million and $46 million at December 31, 2020, 2019 and 2018, respectively.
It is reasonably possible that certain unrecognized tax benefits of $4 million could be settled with various related jurisdictions during the next 12 months.
We are in various stages of tax disputes (including audits, appeals and litigation) with certain governmental tax authorities. We establish liabilities for the difference between tax return provisions and the benefits recognized in our financial statements. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known. We are no longer subject to any significant tax disputes (including audits, appeals and litigation) for the years before 2009 relating to US Federal income taxes and for the years before 2003 relating to any state, local or foreign income taxes.
Other Income Tax Matters
During its examination of Whirlpool’s 2009 U.S. federal income tax return, the IRS asserted that income earned by a Luxembourg subsidiary via its Mexican branch should be recognized as income on its 2009 U.S. federal income tax return. The Company believed the proposed assessment was without merit and contested the matter in United States Tax Court (U.S. Tax Court). Both Whirlpool and the IRS moved for partial summary judgment on this issue. On May 5, 2020, the U.S. Tax Court granted the IRS’s motion for partial summary judgment and denied Whirlpool’s. The Company has appealed the U.S. Tax Court decision to the United States Sixth Circuit Court of Appeals. The Company believes that it will be successful upon appeal and has not recorded any impact of the U.S. Tax Court’s decision in its consolidated financial statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
sales are eliminated within each region except compressor sales out of Latin America through June 30, 2019, which are included in Other/Eliminations.
Sales to Lowe's, a North American retailer, represented approximately 13%, 13% and 12% of our consolidated net sales in 2020, 2019 and 2018, respectively. Lowe's represented approximately 14% of our consolidated accounts receivable as of December 31, 2020 and 2019, respectively.
The United States individually comprised at least 10% of consolidated net sales in 2020, 2019 and 2018 in the amounts of $10.3 billion, $10.7 billion and $10.6 billion, respectively.
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2020 and 2019. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2020 and 2019.

Millions of dollars	United States	Mexico	Italy	Poland	All Other Countries	Total
2020
Long-lived assets	$1,790	$403	$526	$428	$1,040	$4,187
2019
Long-lived assets	$1,816	$431	$505	$422	$1,048	$4,222

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2020	$11,210	$4,389	$2,592	$1,265	$—	$19,456
2019	11,477	4,296	3,177	1,515	(46)	20,419
2018	11,374	4,536	3,618	1,587	(78)	21,037
Intersegment sales
2020	$249	$93	$1,227	$379	$(1,948)	$—
2019	238	83	1,321	334	(1,976)	—
2018	267	101	1,313	358	(2,039)	—
Depreciation and amortization
2020	$193	$177	$62	$70	$66	$568
2019	195	187	65	67	73	587
2018	196	204	111	72	62	645
EBIT
2020	$1,766	$2	$219	$(7)	$(336)	$1,644
2019	1,462	(30)	172	33	102	1,739
2018	1,342	(106)	210	83	(1,358)	171
Total assets
2020	$7,511	$11,296	$4,244	$2,573	$(5,274)	$20,350
2019	7,791	9,450	4,226	2,581	(5,167)	18,881
2018	7,161	7,299	4,745	2,636	(3,494)	18,347
Capital expenditures
2020	$137	$116	$64	$50	$43	$410
2019	179	124	97	80	52	532
2018	180	154	110	71	75	590

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Twelve Months Ended December 31,
in millions	2020	2019	2018
Items not allocated to segments:
Restructuring costs	$(288)	$(188)	$(247)
Corrective action recovery	14	—	—
Gain (loss) on sale and disposal of businesses	7	437	—
Product warranty and liability income (expense)	30	(131)	—
Sale-leaseback, real estate and receivable adjustment	113	86	—
Trade customer insolvency claim settlement	—	(59)	—
Brazil indirect tax credit	—	180	—
Impairment of goodwill and intangibles	—	—	(747)
French antitrust settlement	—	—	(103)
Trade customer insolvency	—	—	(30)
Divestiture related transition costs	—	—	(21)
Corporate expenses and other	(212)	(223)	(210)
Total other/eliminations	$(336)	$102	$(1,358)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2020	2019	2018
Operating profit	$1,623	$1,571	$279
Interest and sundry (income) expense	(21)	(168)	108
Total EBIT	$1,644	$1,739	$171
Interest expense	189	187	192
Income tax expense	384	354	138
Net earnings (loss)	$1,071	$1,198	$(159)
Less: Net earnings (loss) available to noncontrolling interests	(10)	14	24
Net earnings (loss) available to Whirlpool	$1,081	$1,184	$(183)
(17)    DIVESTITURES AND HELD FOR SALE
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
The Company is considering the terms of the offer and other aspects of this potential strategic relationship along with any potential impact on the Company's financial statements and other aspects of its operations. Formal partial tender offer is not expected until regulatory approvals are obtained, and the regulatory approval process remains ongoing. If an offer is launched, tender of our shares is subject to Company board approval of the transaction. We have not recorded any impact relating to this announcement as of December 31, 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
In connection with the sale, we recorded a pre-tax gain, net of transaction and other costs, of $511 million ($350 million net of taxes) during the twelve months ended December 31, 2019. The gain calculation is no longer subject to change, as amounts for working capital and other customary post-closing adjustments have been finalized. An immaterial adjustment related to final purchase price was recorded in 2020.
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
The following table summarizes Embraco's earnings before income taxes for the twelve months ended December 31, 2020, 2019 and 2018:

Millions of dollars	2020	2019	2018
Earnings before income taxes	$—	$47	$53
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
See Note 14 to the Consolidated Financial Statements for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(18)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,		September 30,		June 30,		March 31,
Millions of dollars, except per share data	2020(4)	2019(3)	2020	2019(2)	2020	2019	2020	2019
Net sales	$5,798	$5,382	$5,291	$5,091	$4,042	$5,186	$4,325	$4,760
Cost of products sold	4,434	4,334	4,136	4,350	3,411	4,254	3,625	3,948
Gross margin	1,364	1,048	1,155	741	631	932	700	812
Operating profit (loss)	716	424	570	693	77	191	260	263
Interest and sundry (income) expense	17	54	(22)	(29)	(15)	(63)	(1)	(130)
Net earnings (loss)	501	288	398	364	25	72	147	474
Net earnings (loss) available to Whirlpool	497	288	397	358	35	67	152	471

Per share of common stock:(1)
Basic net earnings (loss)	$7.90	$4.56	$6.35	$5.62	$0.55	$1.04	$2.42	$7.36
Diluted net earnings (loss)	7.77	4.52	6.27	5.57	0.55	1.04	2.41	7.31
Dividends	1.25	1.20	1.20	1.20	1.20	1.20	1.20	1.15
(1)The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data.
(2)The operating profit and net earnings for the three months ended September 30, 2019 includes a gain on sale and disposal of businesses of $437 million, a $180 million gain related to Brazil indirect tax credits and a $105 million charge related to product warranty expense on EMEA- produced washers. See Note 8, Note 11, Note 14 and Note 17 to the Consolidated Financial Statements for additional information.
(3)The gross margin for the three months ended December 31, 2019 includes a gain of $95 million related to a sale and leaseback transaction. See Note 1 to the Consolidated Financial Statements for additional information.
(4)The gross margin for the three months ended December 31, 2020 includes a gain of $113 million related to a sale and leaseback transaction. See Note 1 to the Consolidated Financial Statements for additional information.

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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 114 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, Section 16(a) compliance, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," "Delinquent Section 16(a) Reports," and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the proxy statement, which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2020 ("Proxy Statement").
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
Information regarding compensation of our executive officers and directors can be found under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis," "2020 Executive Compensation Tables," "Pay Ratio Disclosure," "Compensation Risk Assessment," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 129 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 115 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(c)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2020

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

4(ix)
Indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à. r.l., Whirlpool Corporation and U.S. National Bank Association [Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (Commission file number 1-3932) filed on February 21, 2020].

10(i)(a)
Fourth Amended and Restated Long Term Credit Agreement dated as of August 6, 2019 among Whirlpool Corporation, Whirlpool Europe B.V., Whirlpool Canada Holding Co., Whirlpool Global B.V., Whirlpool UK Appliances Limited, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents [Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (Commission file number 1-3932) for the quarter ended September 30, 2019]

10(i)(b)
364-Day Credit Agreement dated as of April 27, 2020 among Whirlpool Corporation, the lenders party thereto, and Citibank, N.A., as Administrative Agent [Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2020].

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
Permanent Employment Contract dated April 1, 2019, between Whirlpool EMEA S.p.A. and Gilles Morel (Z) [Incorporated by reference from Exhibit 10(iii)(ii) to the Company’s Annual Report on Form 10-K (Commission file number 1-3932) for the fiscal year ended December 31, 2019]

10(iii)(jj)
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

21*	List of Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 11, 2021
James W. Peters Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James W. Peters

/s/ CHRISTOPHER S. CONLEY	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher S. Conley

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

JENNIFER A. LACLAIR*	Director
Jennifer A. LaClair

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

PATRICIA K. POPPE*	Director
Patricia K. Poppe

LARRY O. SPENCER*	Director
Larry O. Spencer

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 11, 2021
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
February 11, 2021

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2020.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 114.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 11, 2021	February 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Europe, Middle East, and Africa (EMEA) Reporting Unit Goodwill and Certain Indefinite Lived Intangible Assets

Description of the Matter
At December 31, 2020, the balance of the Company’s goodwill related to the EMEA reporting unit was $329 million and the balance of the Hotpoint and JennAir indefinite lived brand intangible asset was $158 million and $304 million, respectively. As discussed in Note 1, Note 6, and Note 11 to the consolidated financial statements, goodwill and indefinite lived intangible assets are tested for impairment at least annually or when impairment indicators are present at the reporting unit or intangible asset level, respectively.
Auditing management’s assessment of the estimated fair value of the EMEA reporting unit goodwill was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions utilized in the valuation process. The fair value estimate was sensitive to significant assumptions such as revenue growth, EBIT margins and the discount rate. The estimate also included assumptions related to the terminal growth rate, tax rate, capital expenditures, depreciation and amortization and changes in working capital requirements. In addition, auditing management’s assessment of the estimated fair value of both the Hotpoint and JennAir indefinite lived brand intangible assets was complex and required the involvement of valuation specialists due to the judgmental nature of the assumptions used in the valuation process. The fair value estimate was sensitive to significant assumptions such as future revenue, royalty rate and discount rate. The estimate also included assumptions related to the tax rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite lived intangible asset fair value assessment process. This included testing controls over management’s review over the projected financial information and other key assumptions used in the valuation model as well as controls over the carrying value of the EMEA reporting unit and both the Hotpoint and JennAir brand intangibles.
To test the estimated fair value of goodwill related to the EMEA reporting unit as well as the Hotpoint and JennAir indefinite lived brand intangible assets, we performed audit procedures that included, among others, assessing methodologies used in the model and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the reasonableness of management’s projections used in the fair value calculation and obtained support for initiatives supporting these projections. We also compared previous forecasts to actual results to assess management’s forecasting process. For example, for forecasted revenue we compared the revenue growth assumptions to the Company’s historical growth rate, external economic and industry data, and various business plans designed to grow revenue. To assess the discount rate, we reviewed the methodology used by the Company and considered each input relative to current economic factors.
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

Valuation of Unrecognized Income Tax Benefits and Indirect Tax Matters

Description of the Matter
As of December 31, 2020, the Company has Unrecognized Income Tax Benefits and indirect tax matters as described in Note 8 and Note 15 to the consolidated financial statements, respectively. These matters also include assessments disclosed in the BEFIEX Credits and Other Brazil Tax Matters section of Note 8 of $488 million related to Brazilian income tax and indirect tax matters. As described in Note 15, the Company has unrecognized tax benefits of $427 million. The Company records the benefits of an uncertain tax position in the consolidated financial statements after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits. The Company accrues liabilities for the contingencies which relate to indirect tax matters when a loss probable and the amount or range of loss is reasonably estimable.
Auditing management’s accounting and disclosure for these unrecognized tax benefits and indirect tax matters was complex because the evaluation is based on interpretations of domestic and international tax laws, is subjective, requires significant judgment and often requires the use of subject matter resources to assist in the evaluation.

How We Addressed the Matter in Our Audit
We identified and tested controls that address the risk of material misstatement relating to the valuation of these income tax and indirect tax matters. This included, among others, testing controls over the Company’s process to assess the technical merits and measurement of these positions. We also tested the Company’s process to determine the disclosure for these matters.

With the assistance of our income tax professionals and subject matter resources, we performed audit procedures that included, among others, evaluating the technical merits, measurement and related disclosure for the Company’s positions. For example, we assessed the inputs utilized and the conclusions reached in the assessments performed by the management, and compared the methods used to alternative methods. We also reviewed certain legal opinions obtained from external advisors and internal legal counsel, examined the Company’s communications with the relevant tax authorities and read the minutes of the meetings of the committees of the board of directors. In addition, we used our knowledge of historical settlement activity, tax laws, and other market information to evaluate the technical merits of the Company’s positions. Furthermore, we monitored leading cases within the respective jurisdictions to determine if precedence set in those rulings impacted the Company’s cases and we monitored external sources for any information which could impact these cases.

Revenue Recognition - Completeness and Valuation of Customer Sales Incentives (Promotions Liabilities)

Description of the Matter
At December 31, 2020, the Company’s accrued promotional liability was $831 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.
Auditing the accrued promotions liability was complex and subjective due to the large volume of activity, the manual nature of adjustments made to the liability in certain countries, and the inherent estimation uncertainty in the process performed to estimate the reduction to revenue and corresponding promotional liability. In addition, assessing the completeness of the accrual required significant auditor judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the completeness and valuation of the reduction to revenue and corresponding promotional liability. For example, we tested controls over management’s review of adjustments to the accrual, as well as their review of significant assumptions to the accrual, including the validation of third-party sales data.
Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing key customer contractual agreements and third-party sales data. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2020 financial statements. In addition, to assess management’s estimation accuracy, we perform a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid.
We also performed analytical procedures on a disaggregated level and performed inquiries of sales personnel and key finance management personnel. In addition, we sent confirmations to third parties, which included confirmation of the sales incentive amounts owed to customers.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation
Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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
February 11, 2021

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2020, 2019 and 2018
(Millions of dollars)

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at Beginning of Period	Charged to Cost and and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2020:	$132	$42	$(42)	$132
Year Ended December 31, 2019:	136	16	(20)	132
Year Ended December 31, 2018:	157	54	(75)	136
Deferred tax valuation allowance (2)
Year Ended December 31, 2020:	$192	$12	$10	$214
Year Ended December 31, 2019:	348	(150)	(6)	192
Year Ended December 31, 2018:	178	75	95	348
(1)With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. In 2018 the amount also includes an adjustment for Embraco compressor business, for additional information refer to Note 17 to the Consolidated Financial Statements. Recoveries were nominal for 2020, 2019 and 2018.
(2)For additional information about our deferred tax valuation allowances, refer to Note 15 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]