Form 10-Q
period 2021-03-31
WHIRLPOOL CORP /DE/
filed 2021-04-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 16, 2021
Common stock, par value $1.00 per share	62,624,750

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three months ended March 31, 2021

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this quarterly report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and the impact of COVID-19 on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) COVID-19 pandemic-related business disruptions and economic uncertainty; (2) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (3) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (4) Whirlpool's ability to maintain its reputation and brand image; (5) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (6) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (7) Whirlpool's ability to obtain and protect intellectual property rights; (8) acquisition and investment-related risks, including risks associated with our past acquisitions, and risks associated with our increased presence in emerging markets; (9) risks related to our international operations, including changes in foreign regulations, regulatory compliance and disruptions arising from political, legal and economic instability; (10) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (11) product liability and product recall costs; (12) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (13) our ability to attract, develop and retain executives and other qualified employees; (14) the impact of labor relations; (15) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (16) Whirlpool's ability to manage foreign currency fluctuations; (17) impacts from goodwill impairment and related charges; (18) triggering events or circumstances impacting the carrying value of our long-lived assets; (19) inventory and other asset risk; (20) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (21) changes in LIBOR, or replacement of LIBOR with an alternative reference rate; (22) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (23) the effects and costs of governmental investigations or related actions by third parties; (24) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs; and (25) the uncertain global economy and changes in economic conditions which affect demand for our products.
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

Additional information concerning these and other factors can be found in the "Risk Factors" section of our Annual Report on Form 10-K, as updated in Part II, Item 1A of our Quarterly Reports on Form 10-Q.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2021	2020
		As Adjusted
Net sales	$5,358	$4,325
Expenses
Cost of products sold	4,210	3,622
Gross margin	1,148	703
Selling, general and administrative	493	420
Intangible amortization	17	15
Restructuring costs	20	5
Operating profit	618	263
Other (income) expense
Interest and sundry (income) expense	(26)	(1)
Interest expense	45	42
Earnings before income taxes	599	222
Income tax expense (benefit)	159	73
Net earnings	440	149
Less: Net earnings (loss) available to noncontrolling interests	7	(5)
Net earnings available to Whirlpool	$433	$154
Per share of common stock
Basic net earnings available to Whirlpool	$6.87	$2.46
Diluted net earnings available to Whirlpool	$6.81	$2.45
Dividends declared	$1.25	$1.20
Weighted-average shares outstanding (in millions)
Basic	63.0	62.8
Diluted	63.6	63.3

Comprehensive income	$564	$54
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(Millions of dollars, except share data)

	March 31, 2021	December 31, 2020
		As Adjusted
Assets
Current assets
Cash and cash equivalents	$2,447	$2,924
Accounts receivable, net of allowance of $103 and $132, respectively	2,997	3,109
Inventories	2,470	2,301
Prepaid and other current assets	748	795
Assets held for sale	1,176	—
Total current assets	9,838	9,129
Property, net of accumulated depreciation of $6,534 and $6,780, respectively	2,785	3,199
Right of use assets	993	989
Goodwill	2,401	2,496
Other intangibles, net of accumulated amortization of $520 and $673, respectively	1,982	2,194
Deferred income taxes	2,053	2,189
Other noncurrent assets	286	240
Total assets	$20,338	$20,436
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,673	$4,834
Accrued expenses	666	637
Accrued advertising and promotions	600	831
Employee compensation	433	648
Notes payable	10	12
Current maturities of long-term debt	298	298
Other current liabilities	796	1,070
Liabilities held for sale	535	—
Total current liabilities	8,011	8,330
Noncurrent liabilities
Long-term debt	4,982	5,059
Pension benefits	517	516
Postretirement benefits	160	166
Lease liabilities	835	838
Other noncurrent liabilities	694	732
Total noncurrent liabilities	7,188	7,311
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 113 million shares issued, and 63 million and 63 million shares outstanding, respectively	113	113
Additional paid-in capital	2,932	2,923
Retained earnings	9,079	8,725
Accumulated other comprehensive loss	(2,687)	(2,811)
Treasury stock, 51 million and 50 million shares, respectively	(5,215)	(5,065)
Total Whirlpool stockholders' equity	4,222	3,885
Noncontrolling interests	917	910
Total stockholders' equity	5,139	4,795
Total liabilities and stockholders' equity	$20,338	$20,436

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2021	2020
		As Adjusted
Operating activities
Net earnings	$440	$149
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	141	135
Changes in assets and liabilities:
Accounts receivable	(58)	125
Inventories	(332)	(206)
Accounts payable	185	(244)
Accrued advertising and promotions	(192)	(415)
Accrued expenses and current liabilities	172	(193)
Taxes deferred and payable, net	110	41
Accrued pension and postretirement benefits	(28)	(11)
Employee compensation	(181)	(145)
Other	(75)	(50)
Cash provided by (used in) operating activities	182	(814)
Investing activities
Capital expenditures	(73)	(82)
Proceeds from sale of assets and business	13	26
Cash provided by (used in) investing activities	(60)	(56)
Financing activities
Net proceeds from borrowings of long-term debt	—	541
Net proceeds (repayments) of long-term debt	—	(566)
Net proceeds (repayments) from short-term borrowings	—	2,111
Dividends paid	(79)	(75)
Repurchase of common stock	(150)	(121)
Common stock issued	31	3
Other	(36)	—
Cash provided by (used in) financing activities	(234)	1,893
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(58)	(138)
Increase (decrease) in cash, cash equivalents and restricted cash	(170)	885
Cash, cash equivalents and restricted cash at beginning of year	2,934	1,952
Cash, cash equivalents and restricted cash at end of year	$2,764	$2,837

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2020.
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
Risks and Uncertainties

COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2021.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after April 22, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint*, Maytag and JennAir trademarks continue to be at risk at March 31, 2021. The goodwill in our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

The potential impact of COVID-19 related demand disruptions, production impacts and supply constraint impacts on our operating results for the EMEA reporting unit in the short-term is uncertain, but we remain committed to the strategic actions necessary to realize the long-term forecasted EBIT margins and expect that the macroeconomic environment will recover in the medium to long-term. The potential negative demand effect on revenues for the Indesit, Hotpoint*, Maytag and JennAir trademarks is also uncertain given the volatile environment, but we expect that demand and production levels will continue to recover.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2021.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance in EMEA or for our Indesit, Hotpoint*, Maytag or JennAir trademarks or a lack of recovery or a decline in the Company’s market capitalization, among other factors, as a result of the COVID-19 pandemic or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
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
Other Accounting Matters
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. At March 31, 2021 and December 31, 2020, these arrangements include residual value guarantees of up to $220 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets. Rental payments are calculated at the applicable LIBOR rate plus a margin. The impact to the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Income (Loss) are nominal.
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
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. At March 31, 2021 and December 31, 2020, approximately $1.1 billion and $1.2 billion, respectively, have been issued to participating financial institutions.

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
Inventories
Effective January 1, 2021, the Company changed its accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. As of March 31, 2021 and December 31, 2020, inventories accounted for under the LIFO method would have represented approximately 41% and 41% of the Company’s total inventories respectively. We believe this change in accounting principle is preferable as it: (i) is consistent with how we internally manage our business; (ii) results in a more consistent method to value our inventory across regions; (iii) provides better comparability with our peers; and (iv) the FIFO method better reflects our current cost of inventory.

All prior periods presented in the Consolidated Condensed Financial Statements have been retrospectively adjusted to apply the effects of the change in accounting principle from the LIFO method to FIFO method of accounting for U.S. inventories. As of December 31, 2020, the cumulative effect of the change increased inventories by $114 million, partially offset by $28 million in deferred income taxes resulting in an impact to retained earnings of approximately $86 million. There was no impact on total cash provided by (used in) operating activities for the periods presented as a result of this change. The impact of the change in accounting principle to net earnings is immaterial for the period ended March 31, 2021.
As a result of the change in accounting principle, both North America and EMEA reporting segments use the FIFO method of inventory valuation. Latin America and Asia value their inventories at average cost. Costs include materials, labor and production overhead at normal production capacity. Costs do not exceed net realizable values. See Note 4 to the Consolidated Condensed Financial Statements for additional information about inventories.
The following tables reflect the effect of the change in accounting principle on our current period Consolidated Condensed Financial Statements (in millions except for per share amounts):

Consolidated condensed statement of comprehensive income (loss) for the quarter ended March 31, 2021:	As Computed under LIFO	Effect of Change	As Reported under FIFO
Cost of products sold	$4,213	$(3)	$4,210
Gross margin	$1,145	$3	$1,148
Operating profit	$615	$3	$618
Earnings before income taxes	$596	$3	$599
Income tax expense (benefit)	$158	$1	$159
Net earnings	$438	$2	$440
Net earnings available to Whirlpool	$431	$2	$433
Basic net earnings available to Whirlpool	$6.84	$0.03	$6.87
Diluted net earnings available to Whirlpool	$6.78	$0.03	$6.81
Comprehensive income	$562	$2	$564

Consolidated condensed balance sheet as at March 31, 2021:	As Computed under LIFO	Effect of Change	As Reported under FIFO
Inventories	$2,353	$117	$2,470
Total current assets	$9,721	$117	$9,838
Deferred income taxes	$2,082	$(29)	$2,053
Total assets	$20,250	$88	$20,338
Retained earnings	$8,991	$88	$9,079
Total Whirlpool stockholders' equity	$4,134	$88	$4,222
Total stockholders' equity	$5,051	$88	$5,139
Total liabilities and stockholders' equity	$20,250	$88	$20,338

Consolidated condensed statement of cash flows for the quarter ended March 31, 2021:	As Computed under LIFO	Effect of Change	As Reported under FIFO
Net earnings	$438	$2	$440
Inventories	$(329)	$(3)	$(332)
Taxes deferred and payable, net	$109	$1	$110

Stockholders' equity for the quarter ended March 31, 2021	As Computed under LIFO	Effect of Change	As Reported under FIFO
Net earnings	$438	$2	$440
Comprehensive income	$562	$2	$564
Total stockholders' equity	$5,051	$88	$5,139

Segment information	As Computed under LIFO	Effect of Change	As Reported under FIFO
North America EBIT
Three Months Ended March 31, 2021	$604	$3	$607
North America Total Assets
As of March 31, 2021	$7,748	$88	$7,836
Total Whirlpool Operating Profit
Three Months Ended March 31, 2021	$615	$3	$618
Total Whirlpool EBIT
Three Months Ended March 31, 2021	$641	$3	$644
Total Whirlpool Total Assets
As of March 31, 2021	$20,250	$88	$20,338
As a result of the retrospective application of the change in accounting principle, certain line items in our Consolidated Condensed Financial Statements and related notes were adjusted as follows:

Consolidated condensed statement of comprehensive income (loss) for the quarter ended March 31, 2020:	As Originally Reported	Effect of Change	As Adjusted
Cost of products sold	$3,625	$(3)	$3,622
Gross margin	$700	$3	$703
Operating profit	$260	$3	$263
Earnings before income taxes	$219	$3	$222
Income tax expense (benefit)	$72	$1	$73
Net earnings	$147	$2	$149
Net earnings available to Whirlpool	$152	$2	$154
Basic net earnings available to Whirlpool	$2.42	$0.04	$2.46
Diluted net earnings available to Whirlpool	$2.41	$0.04	$2.45
Comprehensive income	$52	$2	$54

Consolidated condensed balance sheet as at December 31, 2020:	As Originally Reported	Effect of Change	As Adjusted
Inventories	$2,187	$114	$2,301
Total current assets	$9,015	$114	$9,129
Deferred income taxes	$2,217	$(28)	$2,189
Total assets	$20,350	$86	$20,436
Retained earnings	$8,639	$86	$8,725
Total Whirlpool stockholders' equity	$3,799	$86	$3,885
Total stockholders' equity	$4,709	$86	$4,795
Total liabilities and stockholders' equity	$20,350	$86	$20,436

Consolidated condensed statement of cash flows for the quarter ended March 31, 2020:	As Originally Reported	Effect of Change	As Adjusted
Net earnings	$147	$2	$149
Inventories	$(203)	$(3)	$(206)
Taxes deferred and payable, net	$40	$1	$41

Stockholders' equity for the quarter ended March 31, 2020:	As Originally Reported	Effect of Change	As Adjusted
Net earnings (loss)	$147	$2	$149
Comprehensive income (loss)	$52	$2	$54
Total stockholders' equity	$3,980	$94	$4,074

Segment information:	As Originally Reported	Effect of Change	As Adjusted
North America EBIT
Three Months Ended March 31, 2020	$303	$3	$306
North America Total Assets
As of December 31, 2020	$7,511	$86	$7,597
Total Whirlpool Operating Profit
Three Months Ended March 31, 2020	$260	$3	$263
Total Whirlpool EBIT
Three Months Ended March 31, 2020	$261	$3	$264
Total Whirlpool Total Assets
As of December 31, 2020	$20,350	$86	$20,436
Adoption of New Accounting Standards
We adopted the following standard, which did not have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2019-12	Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 1, 2021
All other newly issued and effective accounting standards during 2021 were not relevant to the Company.
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

	Three Months Ended March 31,
Millions of dollars	2021	2020
Major product categories:
Laundry	$1,569	$1,330
Refrigeration	1,627	1,362
Cooking	1,247	943
Dishwashing	515	371
Total major product category net sales	$4,958	$4,006
Spare parts and warranties	266	228
Other	134	90
Total net sales	$5,358	$4,325
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three months ended March 31, 2021.

Allowance for Expected Credit Losses

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

The following table summarizes our allowance for expected credit losses by operating segment for the three months ended March 31, 2021.

Millions of dollars	December 31, 2020	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	March 31, 2021
Accounts receivable allowance
North America	$7	$2	$(3)	$—	$—	$6
EMEA	67	1	(13)	(1)	—	54
Latin America	44	(1)	1	(3)	—	41
Asia	14	—	—	(1)	(11)	2
Consolidated	$132	$2	$(15)	$(5)	$(11)	$103
Financing receivable allowance
Latin America	$27	$—	$—	$—	$—	$27
Asia	21	—	—	—	(21)	—
	$48	$—	$—	$—	$(21)	$27
Consolidated	$180	$2	$(15)	$(5)	$(32)	$130
(1)Accounts receivable and financing receivable allowance of Whirlpool China which were previously classified under accounts receivable and noncurrent assets, respectively, have been transferred to assets held for sale. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.

(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	March 31,
Millions of dollars	2021	2020
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$2,447	$2,837
Restricted cash included in prepaid and other current assets (1)	—	—
Cash included in assets held for sale (2)	317	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$2,764	$2,837

	December 31,
Millions of dollars	2020	2019
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$2,924	$1,952
Restricted cash included in prepaid and other current assets (1)	10	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$2,934	$1,952
(1)Restricted cash represents contributions held as part of the Company's Charitable Foundation which was consolidated as of September 30, 2020.
(2)Cash included in assets held for sale represents cash held in Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
(4)    INVENTORIES
The following table summarizes our inventories at March 31, 2021 and December 31, 2020:

Millions of dollars	March 31, 2021	December 31, 2020
		As Adjusted
Finished products	$1,795	$1,635
Raw materials and work in process	675	666
Total Inventories	$2,470	$2,301
Effective January 1, 2021, the Company changed its accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. See Note 1 to the Consolidated Condensed Financial Statements for additional information of the effect of the change.
(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2021 and December 31, 2020:

Millions of dollars	March 31, 2021	December 31, 2020
Land	$91	$92
Buildings	1,304	1,517
Machinery and equipment	7,924	8,370
Accumulated depreciation	(6,534)	(6,780)
Property, plant and equipment, net (1)	$2,785	$3,199
(1)Net book value of $304 million of property, plant and equipment of Whirlpool China has been transferred to assets held for sale in the first quarter of 2021. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
During the three months ended March 31, 2021, we disposed of buildings, machinery and equipment with a net book value of $6 million. The net gain on the disposals were not material.

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
Credit Facilities
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A. as Administrative Agent. The 364-Day Facility provides aggregate borrowing capacity of $500 million, and will expire on its termination date of April 26, 2021. The interest and fee rates payable with respect to the 364-Day Facility based on the Company’s current debt rating are as follows: (1) the Eurodollar Margin is 1.625%; (2) the spread over prime is 0.625%; and (3) the unused commitment fee is 0.400%. The 364-Day Facility contains customary covenants and warranties which are consistent with the Company’s $3.5 billion revolving credit facility, including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level.
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated. The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over EURIBOR is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.100%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt at the subsidiary level.

We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facilities as of March 31, 2021.
In addition to the committed $3.5 billion Amended Long-Term Facility and the $500 million 364-Day Credit Agreement, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $189 million (based on the currency translation as of March 31, 2021) at March 31, 2021 and $206 million (based on the currency translation as of December 31, 2020) at December 31, 2020. Committed credit facilities are maturing through 2022.
Facility Borrowings
On March 13, 2020, the Company initiated a borrowing of approximately $2.2 billion under the Amended Long-Term Facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. It repaid $500 million of this Amended Long-Term Facility borrowing with the proceeds from its May 2020 Notes offering. The Company repaid an additional $500 million of this Amended Long-Term Facility borrowing by drawing on the full amount of the 364-Day Facility. All facility borrowing were repaid as of December 31, 2020 and no amounts were borrowed on the facility during the period ended March 31, 2021.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at March 31, 2021 and December 31, 2020:

Millions of dollars	March 31, 2021	December 31, 2020
Short-term borrowings due to banks	10	12
Total notes payable	$10	$12
Transfers and Servicing of Financial Assets
In an effort to manage economic and geographic trade customer risk, from time to time, the Company will transfer, primarily without recourse, accounts receivable balances of certain customers to financial institutions resulting in a nominal impact recorded in interest and sundry (income) expense. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Condensed Balance Sheets. These transfers do not require continuing involvement from the Company.
Certain arrangements include servicing of transferred receivables by Whirlpool. Under these arrangements the Company received cash proceeds of $243 million during the three months ended March 31, 2020 from the sales of accounts receivables. No amounts were received during the three months ended March 31, 2021. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $0 and $30 million as of March 31, 2021 and December 31, 2020.
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2021. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $348 million at March 31, 2021).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 258 million Brazilian reais (approximately $45 million at March 31, 2021), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 302 million Brazilian reais (approximately $53 million at March 31, 2021). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
In the second quarter of 2019, we received favorable final, non-appealable decisions in two smaller ICMS legal actions. Based on the opinion of our tax and legal advisors, we recognized a gain of approximately $35 million, after related taxes and fees and based on exchange rates then in effect, during the second quarter of 2019 in connection with this decision. This amount reflects approximately $54 million in credits that we are entitled to monetize in future periods, offset by approximately $18 million in taxes and fees, which have been paid.
The ICMS credits and related fees were recorded in interest and sundry (income) expense in our Consolidated Statements of Comprehensive Income (Loss). The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, and a hearing has been scheduled for the second quarter of 2021. If the Brazilian tax authorities challenge our rights to these credits, we may become subject to new litigation related to credits already monetized and/or disallowance of further credit monetization. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.
Competition Investigation
In 2013, the French Competition Authority ("FCA") commenced an investigation of appliance manufacturers and retailers in France, including Whirlpool and Indesit. The FCA investigation was split into two parts, and in December 2018, we finalized a settlement with the FCA on the first part of the investigation. The second part of the FCA investigation, which is expected to focus primarily on manufacturer interactions with retailers, is ongoing. The Company is cooperating with this investigation.
Although it is currently not possible to assess the impact, if any, that matters related to the FCA investigation may have on our financial statements, matters related to the FCA investigation could have a material adverse effect on our financial statements in any particular reporting period.
Trade Customer Insolvency
The Company was a former indirect minority shareholder of Alno AG, a longstanding trade customer that filed for insolvency protection in Germany. In 2020, we paid a settlement of €52.75 million (approximately $59 million) to resolve any potential claims the insolvency trustee might have against the Company. We are also defending third-party claims related to Alno's insolvency that we believe are without merit, and believe the ultimate resolution of these claims will not have a material adverse effect on our financial statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. The dismissal is being appealed. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of March 31, 2021. Additional claims may be filed related to this incident.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2021	2020
Balance at January 1	$273	$383
Issuances/accruals during the period	114	47
Settlements made during the period/other	(86)	(124)
Balance at March 31	$301	$306

Current portion	$207	$179
Non-current portion	94	127
Total	$301	$306

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. Reserve assumptions were updated in the fourth quarter of 2020 based on the latest available data including take rate assumptions and unit population resulting in a $30 million release to the reserve. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the three months ended March 31, 2021, settlements of approximately $2 million have been incurred related to this product recall. The total settlements since the beginning of this campaign are approximately $58 million.

For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. For the three months ended March 31, 2021, or for the year ended December 31, 2020, we incurred no additional material product warranty expense related to this campaign. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.

Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2021 and December 31, 2020, the guaranteed amounts totaled 359 million Brazilian reais (approximately $63 million at March 31, 2021) and 297 million Brazilian reais (approximately $57 million at December 31, 2020), respectively. The fair value of these guarantees were nominal at March 31, 2021 and December 31, 2020. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.5 billion at March 31, 2021 and $3.5 billion at December 31, 2020. Our total short-term outstanding bank indebtedness under guarantees was nominal at both March 31, 2021 and December 31, 2020.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$1	$2	$—	$2
Interest cost	19	25	4	4	1	3
Expected return on plan assets	(39)	(41)	(9)	(8)	—	—
Amortization:
Actuarial loss	17	15	5	3	—	—
Prior service credit	—	—	—	—	(11)	(2)
Settlement and curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost (credit)	$(2)	$—	$1	$1	$(10)	$3
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Operating profit (loss)	$1	$1	$1	$2	$—	$2
Interest and sundry (income) expense	(3)	(1)	—	(1)	(10)	1
Net periodic benefit cost	$(2)	$—	$1	$1	$(10)	$3

401(k) Defined Contribution Plan

During March 2020, we announced that the company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, would be contributed in company stock starting from May 2020. As of January 1, 2021, we have resumed funding our matching contributions with cash.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. The notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at March 31, 2021 and December 31, 2020.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $300 million at March 31, 2021 and December 31, 2020, respectively.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at March 31, 2021 and December 31, 2020:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2021		2020		2021	2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$352	$362	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income. As of March 31, 2021 and December 31, 2020, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2021 and December 31, 2020:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2021	2020	2021	2020	2021	2020		2021	2020
Derivatives accounted for as hedges(1)
Commodity swaps/options	$248	$215	$48	$39	$1	$4	(CF)	27	30
Foreign exchange forwards/options	3,051	3,028	92	58	91	110	(CF/NI)	131	134
Cross-currency swaps	1,275	1,275	25	23	61	86	(CF)	95	98
Interest rate derivatives	300	300	19	—	—	28	(CF)	50	53
Total derivatives accounted for as hedges			$184	$120	$153	$228
Derivatives not accounted for as hedges
Commodity swaps/options	1	1	—	—	—	—	N/A	0	0
Foreign exchange forwards/options	$3,621	$4,161	$48	$25	$55	$96	N/A	9	12
Total derivatives not accounted for as hedges			48	25	55	96
Total derivatives			$232	$145	$208	$324

Current			$164	$103	$98	$152
Noncurrent			68	42	110	172
Total derivatives			$232	$145	$208	$324
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion)(2)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options		$26	$(55)
Foreign exchange		48	105
Cross-currency swaps		32	120
Interest rate derivatives		46	(71)
Net investment hedges - foreign currency		7	67
		$159	$166

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options	Cost of products sold	$12	$(7)
Foreign exchange forwards/options	Net sales	2	—
Foreign exchange forwards/options	Cost of products sold	9	—
Foreign exchange forwards/options	Interest and sundry (income) expense	44	(32)
Cross-currency swaps	Interest and sundry (income) expense	59	27
		$126	$(12)

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2021	2020
Foreign exchange forwards/options	Interest and sundry (income) expense	$79	$42
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2021 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(12) million and $(23) million for the three months ended March 31, 2021 and 2020, respectively. The tax impact of the net investment hedges was $(6) million and $(24) million for the three months ended March 31, 2021 and 2020, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended March 31, 2021 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2021, and 2020. There were no hedges designated as fair value for the periods ended March 31, 2021, and 2020. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $36 million at March 31, 2021.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2021	2020	2021	2020	2021	2020	2021	2020
Short-term investments (1)	$1,620	$2,164	$1,335	$1,603	$285	$561	$1,620	$2,164
Net derivative contracts	—	—	—	—	24	(179)	24	(179)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
(2)An amount of $240 million of short-term investments of Whirlpool China has been transferred to assets held for sale in the first quarter of 2021. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.75 billion and $6.13 billion at March 31, 2021 and December 31, 2020, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
The information in the note below has been updated to reflect the retrospective accounting change described in Note 1.
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controling Interest
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income
Net earnings	440	433	—	—	—	7
Other comprehensive income	124	—	124	—	—	—
Comprehensive income	564	433	124	—	—	7
Stock issued (repurchased)	(141)	—	—	(141)	—	—
Dividends declared	(79)	(79)	—	—	—	—
Balances, March 31, 2021	5,139	9,079	(2,687)	(2,283)	113	917

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2019	$4,210	$7,962	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings	149	154	—	—	—	(5)
Other comprehensive income	(95)	—	(97)	—	—	2
Comprehensive income	54	154	(97)	—	—	(3)
Stock issued (repurchased)	(115)	—	—	(115)	—	—
Dividends declared	(75)	(75)	—	—	—	—
Balances, March 31, 2020	$4,074	$8,041	$(2,715)	$(2,284)	$112	$920

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2021			2020
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments(2)	$108	$(6)	$102	$(172)	$(24)	$(196)
Cash flow hedges	26	(12)	14	111	(23)	88
Pension and other postretirement benefits plans	10	(2)	8	16	(3)	13
Other comprehensive income (loss)	144	(20)	124	(45)	(50)	(95)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	2	—	2
Other comprehensive income (loss) available to Whirlpool	$144	$(20)	$124	$(47)	$(50)	$(97)
(2)Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2021:

	Three Months Ended
Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	10	Interest and sundry (income) expense
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2021	2020
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$433	$154
Denominator for basic earnings per share - weighted-average shares	63.0	62.8
Effect of dilutive securities - share-based compensation	0.6	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	63.6	63.3
Anti-dilutive stock options/awards excluded from earnings per share	0.3	2.0
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2021, we repurchased 767,500 shares under this share repurchase program at an aggregate price of approximately $150 million. At March 31, 2021, there were approximately $381 million in remaining funds authorized under this program. On April 19, 2021, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date.
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
On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company's continued cost reduction efforts. The workforce reduction plan included a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020. These actions were completed in 2020 and the Company incurred $102 million in employee termination costs related to these actions. The remaining cash settlement of $39 million will occur throughout 2021, 2022 and 2023.
During the third quarter of 2020, the Company committed to workforce reductions outside of the United States, as part of the Company’s previously announced continued cost reduction efforts. The Company has incurred $85 million of the approximately $148 million total costs and the action will be complete in 2021. Cash settlement of $62 million has been paid to date with the remaining cash settlement expected to be paid over the duration of 2021.
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
In connection with this action, we have incurred approximately $137 million total costs comprised of $43 million in asset impairment costs, $23 million in other associated costs and $71 million in employee-related costs through March 31, 2021. The Company expects substantially all of the remaining $66 million cash settlement to occur in 2021 dependent on timing of a collective dismissal ban which remains in place in Italy as a result of the COVID-19 pandemic.
The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2021:

Millions of dollars	December 31, 2020	Charges to Earnings	Cash Paid	Non-Cash and Other	March 31, 2021
Employee termination costs	$145	$19	$(42)	$—	$122
Asset impairment costs	8	—	—	—	8
Facility exit costs	—	—	—	—	—
Other exit costs	20	1	(7)	(5)	9
Total	$173	$20	$(49)	$(5)	$139
The following table summarizes the restructuring charges by operating segment for the period presented:

Three Months Ended
Millions of dollars	March 31, 2021
North America	$—
EMEA	17
Latin America	—
Asia	1
Corporate / Other	2
Total	$20

(13)    INCOME TAXES
The information in the note below has been updated to reflect the retrospective accounting change described in Note 1.
Income tax expense was $159 million for the three months ended March 31, 2021, compared to income tax expense of $73 million in the same period of 2020. For the three months ended March 31, 2021, the increase in tax expense from the prior period is due to overall higher level of earnings.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Earnings before income taxes	$599	$222

Income tax expense computed at United States statutory tax rate	126	47
Valuation allowances	3	1
U.S. foreign income items, net of credits	7	3
Other	23	22
Income tax expense (benefit) computed at effective worldwide tax rates	$159	$73
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
(14)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Intersegment sales are eliminated within each region.
The information in the note below has been updated to reflect the retrospective accounting change described in Note 1.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2021	$3,044	$1,171	$732	$411	$—	$5,358
2020	2,540	879	618	288	—	4,325
Intersegment sales
2021	$79	$24	$310	$111	$(524)	$—
2020	72	20	285	63	(440)	—
Depreciation and amortization
2021	$46	$46	$15	$13	$21	$141
2020	47	38	16	17	17	135
EBIT
2021	$607	$21	$62	$21	$(67)	$644
2020	306	(15)	31	(16)	(42)	264
Total assets
March 31, 2021	$7,836	$10,946	$4,240	$2,658	$(5,342)	20,338
December 31, 2020	7,597	11,296	4,244	2,573	(5,274)	20,436
Capital expenditures
2021	$31	$17	$15	$3	$7	$73
2020	28	14	14	14	12	82
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2021	2020
Items not allocated to segments:
Restructuring costs	$(20)	$(5)
Corporate expenses and other	(47)	(37)
Total other/eliminations	$(67)	$(42)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2021	2020
Operating profit	$618	$263
Interest and sundry (income) expense	(26)	(1)
Total EBIT	$644	$264
Interest expense	45	42
Income tax expense	159	73
Net earnings (loss)	$440	$149
Less: Net earnings available to noncontrolling interests	7	(5)
Net earnings (loss) available to Whirlpool	$433	$154

(15)    ASSETS AND LIABILITIES HELD FOR SALE
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
In the first quarter of 2021, our Board of Directors approved the partial tender of shares of Whirlpool China. On March 26, 2021, Galanz received the final antitrust approval needed to proceed to launch the offer, and a formal partial tender offer was launched by Galanz on March 31, 2021 and is expected to be completed during the second quarter of 2021. Upon successful completion of the partial tender offer, the Company expects to hold a noncontrolling interest of approximately 20% in Whirlpool China.

Whirlpool China is reported within our Asia reportable segment and met the criteria for held for sale accounting during the first quarter of 2021. The operations of Whirlpool China did not meet the criteria to be presented as discontinued operations. The following table presents the carrying amounts of the major classes of Whirlpool China’s assets and liabilities as of March 31, 2021 and December 31, 2020.

Millions of dollars	March 31, 2021	December 31, 2020
Cash and cash equivalents	$317	$324
Accounts receivable, net of allowance of $11 and $11, respectively (1)	97	85
Inventories	108	98
Prepaid and other current assets	73	93
Property, net of accumulated depreciation of $193 and $189, respectively	304	309
Other noncurrent assets (2)	277	283
Total assets	$1,176	$1,192

Accounts payable	$220	$216
Accrued expenses	51	53
Other current liabilities	259	254
Other noncurrent liabilities	5	7
Total liabilities	$535	$530
(1) Intercompany net receivables of $171 million, which become third party balances upon closure of the transaction and form part of the carrying value of Whirlpool China, are excluded from the table above.
(2) Other non current assets include allocated goodwill of $80 million.

Upon closing, the transaction will result in the deconsolidation of Whirlpool China. The gain on sale will equal the difference between the total transaction amount and the carrying value of Whirlpool China. The total transaction amount includes the consideration received from the sale of Whirlpool China shares, the fair value of the interest retained and the carrying value of the non-controlling interest in Whirlpool China. The fair value of the interest retained will be based on the ownership amount and the stock price on the date of the transaction. The carrying value of the non-controlling interest is approximately $785 million as of March 31, 2021.

The following table summarizes Whirlpool China’s earnings (loss) available to Whirlpool before income taxes and earnings attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
in millions	2021	2020
Earnings (loss) before income taxes	$(3)	$(17)
Earnings (loss) attributable to noncontrolling interests	$(1)	$(8)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), the world’s leading kitchen and laundry appliance company, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 13 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $19 billion in annual net sales and 78,000 employees in 2020. The world's leading kitchen and laundry appliance company claim is based on most recently available publicly reported annual product sales, parts, and support revenues.
OVERVIEW
Whirlpool delivered very strong first-quarter GAAP net earnings available to Whirlpool of $433 million (net earnings margin of 8.1%), or $6.81 per share, compared to GAAP net earnings available to Whirlpool of $154 million (net earnings margin of 3.6%), or $2.45 per share in the same prior-year period. Strong cash provided by (used in) operating activities of $182 million, compared to $(814) million in 2020 and free cash flow (non-GAAP) of $132 million, compared to $(870) million in 2020, were driven by higher net earnings.
Whirlpool delivered record first-quarter ongoing (non-GAAP) earnings per share of $7.20 and ongoing EBIT margin of 12.4%, compared to $2.86 and 6.2% in the same prior-year period. On a GAAP and ongoing basis, we delivered very strong revenue growth and EBIT improvement across all regions, driven by strong global industry demand and positive price/mix partially offset by raw material inflation and unfavorable currency. Lastly, we delivered on our long-term gross debt leverage target of 2x.

We are very pleased with our ability to capitalize on strong global demand while successfully executing on our go-to-market strategy. These results again demonstrate the agility and resiliency of our business model and provide confidence that we will continue to deliver on our long-term financial goals in 2021.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2021	2020	Better/(Worse) %
Net sales	$5,358	$4,325	23.9%
Gross margin	1,148	703	63.3
Selling, general and administrative	493	420	(17.4)
Restructuring costs	20	5	nm
Interest and sundry (income) expense	(26)	(1)	nm
Interest expense	45	42	(7.1)
Income tax expense (benefit)	159	73	nm
Net earnings available to Whirlpool	$433	$154	nm
Diluted net earnings available to Whirlpool per share	$6.81	$2.45	nm
nm = not meaningful
Consolidated net sales increased 23.9% for the three months ended March 31, 2021 compared to the same period in 2020. The increase in the first quarter was primarily driven by favorable product price/mix and higher volume, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 24.2% for the three months ended March 31, 2021, compared to the same period in 2020.
The consolidated gross margin percentage for the three months ended March 31, 2021 increased to 21.4% compared to 16.3% in the same prior-year period. The increase was primarily driven by favorable product price/mix, higher volume and cost reduction actions, partially offset by raw material inflation, increased marketing spend and the unfavorable impact of foreign currency.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by COVID-19 pandemic in the area of manufacturing operations. Excess capacity costs were not material for the first quarter of 2021. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other COVID-19 related impacts.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

NORTH AMERICA
Net Sales
Net sales increased 19.8% for the three months ended March 31, 2021, compared to the same period in 2020. The increase for the three months ended March 31, 2021 was primarily driven by favorable product price/mix and higher volume. Excluding the impact from foreign currency, net sales increased 19.3% for the three months ended March 31, 2021, compared to the same period in 2020.

EBIT
EBIT increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the favorable impact of product price/mix, higher volume and cost reduction actions, partially offset by raw material inflation and expense related to product component updates. EBIT margin was 19.9% for the three months ended March 31, 2021, compared to 12.0% for the same period in 2020.
EMEA
Net Sales

Net sales increased 33.2% for the three months ended March 31, 2021, compared to the same period in 2020. The increase for the three months ended March 31, 2021 was driven by higher volume, favorable impact of foreign currency and product price/mix. Excluding the impact from foreign currency, net sales increased 25.0% for the three months ended March 31, 2021, compared to the same period in 2020.

EBIT

EBIT increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the impact of stronger cost productivity and increased volume, partially offset by increased marketing investment, raw material inflation and unfavorable foreign currency impacts. EBIT margin was 1.8% for the three months ended March 31, 2021, compared to (1.7)% for the same period in 2020.

LATIN AMERICA
Net Sales
Net sales increased 18.4% for the three months ended March 31, 2021, compared to the same period in 2020. The increase for the three months ended March 31, 2021 was primarily driven by higher volume and favorable product price/mix, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 35.4% for the three months ended March 31, 2021, compared to the same prior period in 2020.

EBIT
EBIT increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to favorable product price/mix and higher volumes, partially offset by raw material inflation and the unfavorable impact of foreign currency. EBIT margin was 8.5% for the three months ended March 31, 2021, compared to 5.1% for the same period in 2020.
ASIA
Net Sales
Net sales increased 42.7% for the three months ended March 31, 2021, compared to the same period in 2020. This increase for the three months ended March 31, 2021 was primarily driven by higher volume and favorable product price/mix. Excluding the impact from foreign currency, net sales increased 39.6% for the three months ended March 31, 2021, compared to the same period in 2020.
EBIT
EBIT increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher volume, favorable product price/mix and cost productivity, partially offset by raw material inflation and the unfavorable impact of foreign currency. EBIT margin was 5.1% for the three months ended March 31, 2021, compared to (5.6)% for the same period in 2020.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2021	As a % of Net Sales	2020	As a % of Net Sales
North America	$176	5.8%	$166	6.5%
EMEA	133	11.4	96	10.9
Latin America	60	8.2	62	10.0
Asia	55	13.4	58	20.2
Corporate/other	69	—	38	—
Consolidated	$493	9.2%	$420	9.7%
Consolidated selling, general and administrative expenses increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by employee compensation accruals and increased marketing investment.
Restructuring
We incurred restructuring charges of $20 million for the three months ended March 31, 2021, compared to $5 million for the same period in 2020. For the full year 2021, we expect to incur up to $100 million of restructuring driven by previously announced actions.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the impact of changes to other postretirement benefit plans.
For additional information, see Note 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher average long-term debt balances.
Income Taxes
Income tax expense was $159 million for the three months ended March 31, 2021, compared to income tax expense of $73 million in the same period of 2020. The increase in tax expense from the prior period is due primarily to overall higher level of earnings and related tax expense.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Other Information
Goodwill and Indefinite-Lived Intangible Assets

Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our EMEA reporting unit and our Indesit, Hotpoint*, Maytag and JennAir trademarks continue to be at risk and none of our other reporting units or indefinite-lived intangible assets are presently at risk for future impairment.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
FINANCIAL CONDITION AND LIQUIDITY
Background
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding the business through capital and engineering spending to support innovation and productivity initiatives, servicing the term debt liabilities, providing return to shareholders, and funding potential acquisitions.
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

COVID-19 pandemic

The COVID-19 pandemic has resulted in significant uncertainty in the macroeconomic environment and disruptions in global financial markets. We believe we have a strong financial position and the liquidity required to withstand economic uncertainty during this volatile period in consideration of the following:
•Solid investment grade credit rating
•Ample buffers in our financial covenants to withstand additional debt or reduction to equity
•$2.4 billion of cash and cash equivalents at March 31, 2021 with $3.7 billion remaining on our committed credit facilities after the expiration of the $500 million 364-Day Facility at the end of April 2021
•Strong working capital management
•Focused cost takeout and price/mix actions delivered strong margin profile

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $2.4 billion at March 31, 2021, the majority of which was held in subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

At March 31, 2021, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (4.7%), Brazil (1.9%), India (1.4%), Mexico (1.0%), and Switzerland (1.0%). In addition, we did not have any third-party accounts receivable greater than 1% of our consolidated assets in any single country outside of the United States. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility. There were no amounts borrowed on the facility during the three months ended March 31, 2021. On March 13, 2020, we initiated a borrowing of approximately $2.2 billion which was fully repaid by December 31, 2020.
We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facilities as of March 31, 2021. We closely monitor our ability to meet these covenants in future periods and expect to continue to be in compliance.

At March 31, 2021, we had aggregate borrowing capacity of approximately $4.2 billion on our committed credit facilities, consisting of $3.5 billion under the Amended Long-Term Facility, $500 million on the 364-Day Facility and  approximately $189 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At March 31, 2021, we have no notes payable under the revolving credit facilities. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. In light of the COVID-19 pandemic, there is a heightened risk of trade customer financial restructuring or insolvency situations and increases in our accounts receivable balances with these trade customers. While there was not a material effect from these events during the three months ended March 31, 2021, nor do we have immediate visibility into those situations materializing in the future, we continue to monitor these situations and take appropriate risk mitigation steps in light of the current environment.
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
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Cash provided by (used in):
Operating activities	$182	$(814)
Investing activities	(60)	(56)
Financing activities	(234)	1,893
Effect of exchange rate changes	(58)	(138)
Net change in cash, cash equivalents and restricted cash	$(170)	$885

Cash Flows from Operating Activities
Cash provided by operating activities during the three months ended March 31, 2021 increased compared to the same period in 2020. The increase was primarily driven by higher cash earnings, a decrease in promotional spend, and working capital initiatives. Working capital increase was driven by higher accounts receivable due to increased sales, partially offset by increased accounts payable, driven by higher production volumes, and the favorable impact of the timing of our previous year end payment schedule.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2021 is comparable for the same period in 2020.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2021 decreased compared to the same period in 2020, which primarily reflects the following:
•Reduced short term borrowing in the first quarter of 2021 compared to the approximately $2.4 billion borrowed in the period ended March 31, 2020 (reduction of approximately $2.1 billion)
Financing Arrangements
The Company had total committed credit facilities of approximately $4.2 billion at March 31, 2021, out of which $500 million matures in April 2021. These facilities are geographically reflective of the Company's global operations. The Company is confident the $3.5 billion facility is sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at March 31, 2021 or December 31, 2020.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.
Dividends
In April 2021, our Board of Directors approved a 12.0% increase in our quarterly dividend on our common stock to $1.40 per share from $1.25 per share, representing the 9th consecutive year of increased dividends.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2021, we had approximately $374 million outstanding under these agreements.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended
	2021	2020
Net earnings available to Whirlpool (1)	$433	$154
Net earnings (loss) available to noncontrolling interests	7	(5)
Income tax expense (benefit)	159	73
Interest expense	45	42
Earnings before interest & taxes	$644	$264
Restructuring expense	20	5
Ongoing EBIT(2)	$664	$269
(1)Net earnings margin is approximately 8.1% for the three months ended March 31, 2021, compared to 3.6% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended March 31, 2021 and March 31, 2020, respectively.
(2)Ongoing EBIT margin is approximately 12.4% for the three months ended March 31, 2021, compared to 6.2% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three months ended March 31, 2021 and March 31, 2020, respectively.
The earnings per diluted share GAAP measure and ongoing measure for the first quarter of 2021 and 2020 are presented net of tax, while each adjustment is presented on a pre-tax basis. Our first-quarter 2021 and 2020 GAAP tax rate was 26.5% and 32.9%, respectively. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our first-quarter 2021 and 2020 adjusted tax rate (non-GAAP) of 25.0% and 22.5%, respectively.

Earnings Per Diluted Share	Three Months Ended
	2021	2020
Earnings per diluted share	$6.81	$2.45
Restructuring expense	0.31	0.08
Income tax impact	(0.08)	(0.02)
Normalized tax rate adjustment	0.16	0.35
Ongoing earnings per diluted share	$7.20	$2.86

Free Cash Flow (FCF) Reconciliation: in millions	Three Months Ended
	2021	2020
Cash provided by (used in) operating activities	$182	$(814)
Capital expenditures	(73)	(82)
Proceeds from sale of assets and business	13	26
Change in restricted cash (1)	10	—
Free cash flow	$132	$(870)

Cash provided by (used in) investing activities	$(60)	$(56)
Cash provided by (used in) financing activities	(234)	1,893
(1)For additional information regarding restricted cash, see Note 3 to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax, while each adjustment is presented on a pre-tax basis. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our anticipated 2021 full-year adjusted tax rate between 24.0% and 26.0%. We currently estimate earnings per diluted share for 2021 to be within the following ranges:

	2021
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2021	$23.10	—	$24.10
Including:
Restructuring expense	$(1.57)
Gain (loss) on sale and disposal of businesses	$2.37
Income tax impact	$(0.20)

Industry Demand
North America	6%+
EMEA	2%	—	4%
Latin America	2%	—	4%
Asia	6%	—	8%
For the full-year 2021, we expect to generate cash from operating activities of approximately $1.70 billion and free cash flow of approximately $1.25 billion, including restructuring cash outlays of approximately $225 million and capital expenditures of approximately $600 million.
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

Millions of dollars	2021
Current Outlook
Cash provided by (used in) operating activities (1)	~$1,700
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(450)
Free cash flow	~$1,250
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, we expect to continue to be impacted by the following factors: global shortage of semi-conductors, the strain on raw materials and cost inflation, all of which could escalate in the next one to two quarters. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.
Whirlpool China Partial Tender Offer
On March 26, 2021, Galanz received the final antitrust approval needed to proceed to launch the offer, and on March 31, 2021, Galanz launched the partial tender offer. The Company’s subsidiary has tendered shares in the offering and expects that it will hold an approximate 20% interest in Whirlpool China if and when the transaction is closed. If the partial tender offer is successful, the Company expects to recognize a book gain of at least $150 million in the second quarter income statement. The expected book gain is calculated based upon several variables (further set forth in Note 15), including Whirlpool China’s share price and impacts of foreign currency. As such the gain could change materially depending upon the value of these items at closure.
Related Party Transactions
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
There have been no material changes to our exposures to market risk since December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than as set forth below.
OPERATIONAL RISKS
The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance.
We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to factors largely beyond our control: a global shortage of semi-conductors, a strain on raw materials and cost inflation, all of which could escalate in future quarters. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. During the three months ended March 31, 2021, we repurchased 767,500 shares under this share repurchase program at an aggregate price of approximately $150 million. At March 31, 2021, there were approximately $381 million in remaining funds authorized under this program. On April 19, 2021, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date.

The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2021:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2021 through January 31, 2021	—	$—	—	$531
February 1, 2021 through February 28, 2021	439,738	$193.28	439,738	$446
March 1, 2021 through March 31, 2021	327,762	$198.28	327,762	$381
Total	767,500	$195.42	767,500
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 18.1	Letter from Ernst & Young LLP dated April 22, 2021

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	April 22, 2021