Form 10-Q
period 2021-06-30
WHIRLPOOL CORP /DE/
filed 2021-07-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 16, 2021
Common stock, par value $1.00 per share	62,703,495

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and six months ended June 30, 2021

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Net sales	$5,324	$4,042	$10,682	$8,367
Expenses
Cost of products sold	4,234	3,417	8,444	7,039
Gross margin	1,090	625	2,238	1,328
Selling, general and administrative	509	421	1,002	841
Intangible amortization	10	15	27	30
Restructuring costs	8	118	28	123
(Gain) loss on sale and disposal of businesses	(120)	—	(120)	—
Operating profit	683	71	1,301	334
Other (income) expense
Interest and sundry (income) expense	(36)	(15)	(62)	(16)
Interest expense	45	49	90	92
Earnings before income taxes	674	37	1,273	258
Income tax expense (benefit)	94	17	253	89
Net earnings	580	20	1,020	169
Less: Net earnings (loss) available to noncontrolling interests	(1)	(10)	6	(15)
Net earnings available to Whirlpool	$581	$30	$1,014	$184
Per share of common stock
Basic net earnings available to Whirlpool	$9.23	$0.47	$16.10	$2.94
Diluted net earnings available to Whirlpool	$9.15	$0.47	$15.96	$2.93
Dividends declared	$1.40	$1.20	$2.65	$2.40
Weighted-average shares outstanding (in millions)
Basic	62.9	62.4	63.0	62.6
Diluted	63.5	62.7	63.5	63.0

Comprehensive income	$809	$4	$1,373	$58
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,968	$2,924
Accounts receivable, net of allowance of $103 and $132, respectively	3,052	3,109
Inventories	2,652	2,301
Prepaid and other current assets	731	795
Total current assets	9,403	9,129
Property, net of accumulated depreciation of $6,615 and $6,780, respectively	2,734	3,199
Right of use assets	984	989
Goodwill	2,400	2,496
Other intangibles, net of accumulated amortization of $514 and $673, respectively	1,976	2,194
Deferred income taxes	2,072	2,189
Other noncurrent assets	512	240
Total assets	$20,081	$20,436
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,874	$4,834
Accrued expenses	679	637
Accrued advertising and promotions	701	831
Employee compensation	485	648
Notes payable	10	12
Current maturities of long-term debt	298	298
Other current liabilities	785	1,070
Total current liabilities	7,832	8,330
Noncurrent liabilities
Long-term debt	5,001	5,059
Pension benefits	476	516
Postretirement benefits	158	166
Lease liabilities	825	838
Other noncurrent liabilities	704	732
Total noncurrent liabilities	7,164	7,311
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 113 million shares issued, respectively, and 63 million shares outstanding	114	113
Additional paid-in capital	2,989	2,923
Retained earnings	9,572	8,725
Accumulated other comprehensive loss	(2,459)	(2,811)
Treasury stock, 51 million and 50 million shares, respectively	(5,265)	(5,065)
Total Whirlpool stockholders' equity	4,951	3,885
Noncontrolling interests	134	910
Total stockholders' equity	5,085	4,795
Total liabilities and stockholders' equity	$20,081	$20,436

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2021	2020
Operating activities
Net earnings	$1,020	$169
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	259	268
(Gain) loss on sale and disposal of businesses	(120)	—
Accounts receivable	(100)	56
Inventories	(527)	226
Accounts payable	260	(982)
Accrued advertising and promotions	(100)	(414)
Accrued expenses and current liabilities	142	(135)
Taxes deferred and payable, net	83	33
Accrued pension and postretirement benefits	(61)	(27)
Employee compensation	(119)	(70)
Other	(91)	131
Cash provided by (used in) operating activities	646	(745)
Investing activities
Capital expenditures	(184)	(155)
Proceeds from sale of assets and businesses	298	27
Cash held by divested businesses	(393)	—
Cash provided by (used in) investing activities	(279)	(128)
Financing activities
Net proceeds from borrowings of long-term debt	300	1,029
Net proceeds (repayments) of long-term debt	(300)	(568)
Net proceeds (repayments) from short-term borrowings	(2)	1,417
Dividends paid	(167)	(155)
Repurchase of common stock	(200)	(121)
Common stock issued	75	3
Other	(38)	—
Cash provided by (used in) financing activities	(332)	1,605
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(138)
Increase (decrease) in cash, cash equivalents and restricted cash	34	594
Cash, cash equivalents and restricted cash at beginning of year	2,934	1,952
Cash, cash equivalents and restricted cash at end of period	$2,968	$2,546

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
Risks and Uncertainties

COVID-19 continues to impact countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2021.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after July 22, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint*, Maytag and JennAir trademarks continue to be at risk at June 30, 2021. The goodwill in our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints could negatively effect revenues for the Indesit, Hotpoint*, Maytag and JennAir trademarks and the EMEA reporting unit, but we remain committed to the strategic actions necessary to realize the long-term forecasted EBIT margins.

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2021.
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
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macro-economic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by the pandemic or other factors may negatively impact the realizability of certain deferred tax assets.
Other Accounting Matters
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. At June 30, 2021 and December 31, 2020, these arrangements include residual value guarantees of up to $220 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets. Rental payments are calculated at the applicable LIBOR rate plus a margin. The impact to the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Income (Loss) is nominal.
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to allow certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. Due to the completed partial tender offer for Whirlpool China and subsequent deconsolidation of the subsidiary during the second quarter of 2021, we no longer have supply chain financing arrangements in China. For additional information see Note 15 to the Consolidated Condensed Financial Statements.
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. At June 30, 2021 and December 31, 2020, approximately $1.2 billion, has been issued to participating financial institutions.
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

Inventories
Effective January 1, 2021, the Company changed its accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. All prior periods presented in the Consolidated Condensed Financial Statements have been retrospectively adjusted to apply the effects of the change in accounting principle.
Equity Method Investments
Whirlpool holds an equity interest of approximately 20% in Whirlpool China, an entity which was previously controlled by the Company. We account for the remaining interest under equity method accounting and Whirlpool China and its subsidiaries continue to supply the Company in the normal course of business. Whirlpool China was also granted a license to sell Whirlpool-branded products in China.
Subsequent to the completion of the partial tender offer for Whirlpool China and deconsolidation of the entity, we made purchases of $66 million, a portion of which reflects amounts due for products supplied prior to the divestment date. The outstanding amount due to Whirlpool China and its subsidiaries is $141 million as of June 30, 2021. The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
The value of the interest retained in Whirlpool China of $214 million is included in Other noncurrent assets in the Consolidated Condensed Balance Sheet.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
In 2018, Whirlpool of India Limited (Whirlpool India), a majority-owned subsidiary of Whirlpool Corporation, acquired a 49% equity interest in Elica PB India for $22 million. Whirlpool India has a currently exercisable option to acquire the remaining equity interest in the future for fair value, and the non-Whirlpool India shareholders of Elica PB India received an option which is exercisable in the future to sell their remaining equity interest to Whirlpool India for fair value, which could be material to the financial statements of the Company depending on the performance of the venture. We account for our minority interest under the equity method of accounting.
The Company’s share of the results of equity method investments and elimination of intra-entity results are included in Interest and sundry (income) expense in the Consolidated Condensed Income Statement and Other noncurrent assets in the Consolidated Condensed Balance Sheet. The impact of equity method investments is not material for the periods presented.
Adoption of New Accounting Standards
We adopted the following standard, which did not have a material impact on our Consolidated Condensed Financial Statements:

Standard		Effective Date
2019-12	Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 1, 2021
All other newly issued and effective accounting standards during 2021 were not relevant or material to the Company.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Major product categories:
Laundry	$1,380	$1,071	$2,949	$2,401
Refrigeration	1,627	1,305	3,254	2,667
Cooking	1,502	909	2,749	1,852
Dishwashing	409	439	924	810
Total major product category net sales	$4,918	$3,725	$9,876	$7,731
Spare parts and warranties	292	206	558	434
Other	114	111	248	201
Total net sales	$5,324	$4,042	$10,682	$8,367
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and six months ended June 30, 2021.

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

The following table summarizes our allowance for expected credit losses by operating segment for the six months ended June 30, 2021.

Millions of dollars	December 31, 2020	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	June 30, 2021
Accounts receivable allowance
North America	$7	$3	$(3)	$—	$—	$7
EMEA	67	1	(14)	(3)	—	51
Latin America	44	1	(2)	—	—	43
Asia	14	—		(1)	(11)	2
Consolidated	$132	$5	$(19)	$(4)	$(11)	$103
Financing receivable allowance
Latin America	$27	$—	$—	$1	$—	$28
Asia	21	—	—	—	(21)	—
	$48	$—	$—	$1	$(21)	$28
Consolidated	$180	$5	$(19)	$(3)	$(32)	$131
(1)Accounts receivable and financing receivable allowance of Whirlpool China which were previously classified under accounts receivable and noncurrent assets, respectively, have been removed as part of the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	June 30,
Millions of dollars	2021	2020
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$2,968	$2,546
Restricted cash included in prepaid and other current assets	—	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$2,968	$2,546

	December 31,
Millions of dollars	2020	2019
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$2,924	$1,952
Restricted cash included in prepaid and other current assets (1)	10	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$2,934	$1,952
(1)Restricted cash represents contributions held as part of the Company's Charitable Foundation as of December 31, 2020.
(4)    INVENTORIES
The following table summarizes our inventories at June 30, 2021 and December 31, 2020:

Millions of dollars	June 30, 2021	December 31, 2020
Finished products	$1,915	$1,635
Raw materials and work in process	737	666
Total Inventories	$2,652	$2,301
Effective January 1, 2021, the Company changed its accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis.

(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2021 and December 31, 2020:

Millions of dollars	June 30, 2021	December 31, 2020
Land	$84	$92
Buildings	1,297	1,517
Machinery and equipment	7,968	8,370
Accumulated depreciation	(6,615)	(6,780)
Property, plant and equipment, net (1)	$2,734	$3,199
(1) Decrease of $379 million in property, plant and equipment is due to the deconsolidation of Whirlpool China and divestment of
Turkey subsidiary entity. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
During the six months ended June 30, 2021, in the normal course of business, we disposed of buildings, machinery and equipment with a net book value of $9 million. The net gain on the disposals were not material.
(6)    FINANCING ARRANGEMENTS
Debt Offering

On April 29, 2021, Whirlpool Corporation (the “Company”), completed its offering of $300 million in principal amount of 2.400% Senior Notes due 2031 (the “ 2031 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2031 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2031 Notes was made pursuant to the terms of an Underwriting Agreement, dated April 26, 2021 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2031 Notes. The Company used the net proceeds from the sale of the 2031 Notes to redeem $300 million aggregate principal amount of 4.850% senior notes which was due June 15, 2021. Consistent with the Company’s Sustainability Bond Framework, the Company intends to allocate an amount equal to the net proceeds from the sale of the 2031 Notes to fund one or more new or existing environmental and social Eligible Projects, as defined in the Company’s prospectus supplement dated April 26, 2021.

On May 7, 2020, the Company completed its offering of $500 million in principal amount of 4.60% Senior Notes due 2050 (the “2050 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The 2050 Notes were issued under the Indenture. The 2050 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2050 Notes to repay a portion of the outstanding borrowings under the Company’s revolving credit facility, as amended and restated, dated as of August 6, 2019, among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent and Citibank, N.A., as syndication agent.
On February 21, 2020, Whirlpool EMEA Finance S.à r.l., an indirect, wholly-owned finance subsidiary of Whirlpool Corporation, completed a bond offering consisting of €500 million (approximately $540 million at closing) in principal amount of 0.50% Senior Notes due in 2028 (the "2028 Notes") in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The 2028 Notes were issued under an indenture, dated February 21, 2020, among Whirlpool EMEA Finance S.à r.l, as issuer, the Company, as parent guarantor, and U.S. Bank National Association, as trustee. Whirlpool Corporation has fully and unconditionally guaranteed the Notes on a senior unsecured basis. The 2028 Notes contain covenants that limit Whirlpool Corporation's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the 2028 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest.

Debt Repayment
On June 15, 2021, $300 million of 4.850% senior notes matured and were repaid.
On March 12, 2020, €500 million (approximately $566 million at repayment) of 0.625% senior notes matured and were repaid.
Credit Facilities
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated. The interest and fee rates payable with respect to the Amended Long-Term Facility based on our current debt rating are as follows: (1) the spread over Eurocurrency Rate is 1.125%; (2) the spread over prime is 0.125%; and (3) the unused commitment fee is 0.100%. The Amended Long-Term Facility contains customary covenants and warranties including, among other things, a debt to capitalization ratio of less than or equal to 0.65 as of the last day of each fiscal quarter, and a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 for each fiscal quarter. In addition, the covenants limit our ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on our property; (iii) incur debt at the subsidiary level.
We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of June 30, 2021.
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A. as Administrative Agent. The 364-Day Facility provided aggregate borrowing capacity of $500 million, and expired on its termination date of April 26, 2021 with no outstanding borrowings.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $213 million at June 30, 2021 and $206 million at December 31, 2020, based on exchange rates then in effect, respectively. Committed credit facilities are maturing through 2023.
Facility Borrowings
On March 13, 2020, the Company initiated a borrowing of approximately $2.2 billion under the Amended Long-Term Facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. The Company repaid $500 million of this Amended Long-Term Facility borrowing with the proceeds from its May 2020 Notes offering. The Company repaid an additional $500 million of this Amended Long-Term Facility borrowing by drawing on the full amount of the 364-Day Facility. All facility borrowing were repaid as of December 31, 2020 and no amounts were borrowed on the facility during the six months ended June 30, 2021.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at June 30, 2021 and December 31, 2020:

Millions of dollars	June 30, 2021	December 31, 2020
Short-term borrowings due to banks	10	12
Total notes payable	$10	$12

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
Certain arrangements include servicing of transferred receivables by Whirlpool. During the six months ended June 30, 2021, no amounts were received from the sales of accounts receivables. The Company received cash proceeds of $475 million under these arrangements for the six months ended June 30, 2020. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $0 and $30 million as of June 30, 2021 and December 31, 2020.
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2021. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $398 million at June 30, 2021).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 258 million Brazilian reais (approximately $52 million at June 30, 2021), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007.

These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 303 million Brazilian reais (approximately $61 million at June 30, 2021). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
The Brazilian tax authorities sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and other matters that could have affected the rights of Brazilian taxpayers regarding these credits. In May 2021, the Supreme Court ruled that the gross rate, which is the rate Whirlpool applied, is the appropriate rate, and that taxpayers that filed legal actions prior to the Supreme Court's original decision in 2017, such as Whirlpool, were entitled to credits for amounts paid prior to the original decision. The Supreme Court's ruling is final, and a formal written opinion is expected in the second half of the year. This favorable ruling affirms the position we have taken with respect to the credits at issue in our ICMS legal actions noted above, and our actions in recognizing and monetizing these credits.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. The dismissal is being appealed. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of June 30, 2021. Additional claims may be filed related to this incident.
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

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2021	2020
Balance at January 1	$273	$383
Issuances/accruals during the period	185	108
Settlements made during the period/other	(149)	(203)
Balance at June 30	$309	$288

Current portion	$210	$187
Non-current portion	99	101
Total	$309	$288

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. Reserve assumptions were updated in the fourth quarter of 2020 based on the latest available data including take rate assumptions and unit population resulting in a $30 million release to the reserve. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the three and six months ended June 30, 2021, settlements of approximately $3 million have been incurred related to this product recall. The total settlements since the beginning of this campaign are approximately $59 million.

For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. For the three and six months ended June 30, 2021, or for the year ended December 31, 2020, we incurred no additional material product warranty expense related to this campaign. We continue to cooperate with the UK regulator, which continues to review the overall effectiveness of the modification program.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2021 and December 31, 2020, the guaranteed amounts totaled 755 million Brazilian reais (approximately $151 million at June 30, 2021) and 297 million Brazilian reais (approximately $57 million at December 31, 2020), respectively. The fair value of these guarantees were nominal at June 30, 2021 and December 31, 2020. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.6 billion at June 30, 2021 and $3.5 billion at December 31, 2020. Our total short-term outstanding bank indebtedness under guarantees was nominal at both June 30, 2021 and December 31, 2020.

(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2	$1	$—	$1
Interest cost	19	24	3	5	2	3
Expected return on plan assets	(40)	(41)	(8)	(7)	—	—
Amortization:
Actuarial loss	18	16	5	3	—	—
Prior service credit	—	—	—	—	(12)	(2)
Settlement and curtailment (gain) loss	3	—	—	—	—	(4)
Net periodic benefit cost (credit)	$—	$(1)	$2	$2	$(10)	$(2)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$3	$3	$—	$3
Interest cost	38	49	7	9	3	6
Expected return on plan assets	(79)	(82)	(17)	(15)	—	—
Amortization:
Actuarial loss	35	31	10	6	—	—
Prior service credit	—	—	—	—	(23)	(4)
Settlement and curtailment (gain) loss	3	—	—	—	—	(4)
Net periodic benefit cost (credit)	$(2)	$(1)	$3	$3	$(20)	$1
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Operating profit (loss)	$—	$—	$2	$1	$—	$1
Interest and sundry (income) expense	—	(1)	—	1	(10)	(3)
Net periodic benefit cost	$—	$(1)	$2	$2	$(10)	$(2)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Operating profit (loss)	$1	$1	$3	$3	$—	$3
Interest and sundry (income) expense	(3)	(2)	—	—	(20)	(2)
Net periodic benefit cost	$(2)	$(1)	$3	$3	$(20)	$1
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

(9)    HEDGES AND DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments are accounted for at fair value based on market rates. Derivatives where we elect hedge accounting are designated as either cash flow, fair value or net investment hedges. Derivatives that are not accounted for based on hedge accounting are marked to market through earnings. If the designated cash flow hedges are highly effective, the gains and losses are recorded in other comprehensive income (loss) and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative would be terminated and the amount in accumulated other comprehensive income (loss) would be recognized in earnings. The fair value of the hedge asset or liability is presented in either other current assets / liabilities or other noncurrent assets / liabilities on the Consolidated Condensed Balance Sheets and in other within cash provided by (used in) operating activities in the Consolidated Condensed Statements of Cash Flows.
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
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases and sales of material used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase and sales of commodities.
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. The notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at June 30, 2021 and December 31, 2020.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $300 million at June 30, 2021 and December 31, 2020, respectively.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at June 30, 2021 and December 31, 2020:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2021		2020		2021	2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$362	$362	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income. As of June 30, 2021 and December 31, 2020, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2021 and December 31, 2020:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2021	2020	2021	2020	2021	2020		2021	2020
Derivatives accounted for as hedges(1)
Commodity swaps/options	$260	$215	$57	$39	$1	$4	(CF)	24	30
Foreign exchange forwards/options	3,025	3,028	75	58	108	110	(CF/NI)	128	134
Cross-currency swaps	1,275	1,275	24	23	49	86	(CF)	92	98
Interest rate derivatives	300	300	—	—	7	28	(CF)	47	53
Total derivatives accounted for as hedges			$156	$120	$165	$228
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$1	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options	3,375	4,161	24	25	59	96	N/A	6	12
Total derivatives not accounted for as hedges			24	25	59	96
Total derivatives			$180	$145	$224	$324

Current			$124	$103	$108	$152
Noncurrent			56	42	116	172
Total derivatives			$180	$145	$224	$324
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options		$28	$24
Foreign exchange forwards/options		(41)	(10)
Cross-currency swaps		12	(25)
Interest rate derivatives		(26)	5
Net investment hedges - foreign currency		(10)	(14)
		(37)	(20)

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options	Cost of products sold	$18	$(10)
Foreign exchange forwards/options	Net sales	(1)	3
Foreign exchange forwards/options	Cost of products sold	(3)	9
Foreign exchange forwards/options	Interest and sundry (income) expense	(15)	1
Cross-currency swaps	Interest and sundry (income) expense	(8)	(16)
		(9)	(13)

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2021	2020
Foreign exchange forwards/options	Interest and sundry (income) expense	$(47)	$(25)
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2021 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $6 million and $(4) million for the three months ended June 30, 2021 and 2020, respectively. The tax impact of the net investment hedges was $5 million and $7 million for the three months ended June 30, 2021 and 2020, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended June 30, 2021 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options		$54	$(31)
Foreign exchange		7	95
Cross-currency swaps		44	95
Interest rate derivatives		20	(66)
Net investment hedges - foreign currency		(3)	53
		$122	$146

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(5)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options	Cost of products sold	$29	$(17)
Foreign exchange forwards/options	Net sales	2	3
Foreign exchange forwards/options	Cost of products sold	6	9
Foreign exchange forwards/options	Interest and sundry (income) expense	29	(31)
Cross-currency swaps	Interest and sundry (income) expense	51	11
		$117	$(25)

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2021	2020
Foreign exchange forwards/options	Interest and sundry (income) expense	$32	$17
(4)Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2021 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(6) million and $(27) million for the six months ended June 30, 2021 and 2020, respectively. The tax impact of the net investment hedges was $(1) million and $(17) million for the six months ended June 30, 2021 and 2020, respectively.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the six months ended June 30, 2021 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2021, and 2020. There were no hedges designated as fair value for the periods ended June 30, 2021, and 2020. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $29 million at June 30, 2021.
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

The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2 (2)		Total
Measured at fair value on a recurring basis:	2021	2020	2021	2020	2021	2020	2021	2020
Short-term investments (1)	$1,963	$2,164	$1,755	$1,603	$208	$561	$1,963	$2,164
Net derivative contracts	—	—	—	—	(44)	(179)	(44)	(179)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
(2)Change in level 2 short-term investments is primarily driven by the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Whirlpool China Equity Method Investment
During the second quarter of 2021, the partial tender offer for Whirlpool China was completed and the entity was deconsolidated. Subsequent to the share transfer, which was completed on May 6, 2021, the Company holds an equity interest of approximately 20% in Whirlpool China. The fair value of the retained investment in Whirlpool China at the date of deconsolidation was calculated based on the Whirlpool China stock price (Level 1 input), the portion of interest retained and the shares outstanding, resulting in a fair value of $214 million.
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Turkey Subsidiary Divestment
During the second quarter of 2021, we entered into a share transfer agreement to sell our Turkish subsidiary and the sale was completed on June 30, 2021. Fair value was calculated based on the cash purchase price, subject to customary adjustments at closing (Level 2 input), and we recorded a loss on sale and disposal of businesses of $40 million for the write-down of the assets to the fair value of $111 million.
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.92 billion and $6.13 billion at June 30, 2021 and December 31, 2020, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest (1)
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income
Net earnings	440	433	—	—	—	7
Other comprehensive income	124	—	124	—	—	—
Comprehensive income	564	433	124	—	—	7
Stock issued (repurchased)	(141)	—	—	(141)	—	—
Dividends declared	(79)	(79)	—	—	—	—
Balances, March 31, 2021	5,139	9,079	(2,687)	(2,283)	113	917
Comprehensive income
Net earnings	580	581	—	—	—	(1)
Other comprehensive income	229	—	228	—	—	1
Comprehensive income	809	581	228	—	—	—
Stock issued (repurchased)	8	—	—	7	1	—
Dividends declared	(88)	(88)	—	—	—	—
Divestitures	(783)	—	—	—	—	(783)
Balances, June 30, 2021	5,085	9,572	(2,459)	(2,276)	114	134
(1)Decrease of $783 million in noncontrolling interest is mainly due to the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2019	$4,210	$7,962	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings	149	154	—	—	—	(5)
Other comprehensive income	(95)	—	(97)	—	—	2
Comprehensive income	54	154	(97)	—	—	(3)
Stock issued (repurchased)	(115)	—	—	(115)	—	—
Dividends declared	(75)	(75)	—	—	—	—
Balances, March 31, 2020	$4,074	$8,041	$(2,715)	$(2,284)	$112	$920
Comprehensive income
Net earnings	20	30	—	—	—	(10)
Other comprehensive income	(16)	—	(16)	—	—	—
Comprehensive income	4	30	(16)	—	—	(10)
Stock issued (repurchased)	19	—	—	19	—	—
Dividends declared	(83)	(80)	—	—	—	(3)
Balances, June 30, 2020	4,014	7,991	(2,731)	(2,265)	112	907

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2021			2020
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$219	$5	$224	$(61)	7	$(54)
Cash flow hedges	(18)	6	(12)	7	(3)	4
Pension and other postretirement benefits plans	23	(6)	17	46	(12)	34
Other comprehensive income (loss)	224	5	229	(8)	(8)	(16)
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	—	—	—
Other comprehensive income (loss) available to Whirlpool	$223	$5	$228	$(8)	$(8)	$(16)

	Six Months Ended June 30,
	2021			2020
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$327	$(1)	$326	$(233)	$(17)	$(250)
Cash flow hedges	8	(6)	2	118	(26)	92
Pension and other postretirement benefits plans	33	(8)	25	62	(15)	47
Other comprehensive income (loss)	368	(15)	353	(53)	(58)	(111)
Less: Other comprehensive income (loss) available to noncontrolling interests	1	—	1	2	—	2
Other comprehensive income (loss) available to Whirlpool	$367	$(15)	$352	$(55)	$(58)	$(113)
(2)Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$15	$25	Interest and sundry (income) expense
Currency translation related to divestitures	$(198)	$(198)	(Gain) loss on sale and disposal of businesses
Total	$(183)	$(173)

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2021	2020	2021	2020
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$581	$30	$1,014	$184
Denominator for basic earnings per share - weighted-average shares	62.9	62.4	63.0	62.6
Effect of dilutive securities - share-based compensation	0.6	0.3	0.5	0.4
Denominator for diluted earnings per share - adjusted weighted-average shares	63.5	62.7	63.5	63.0
Anti-dilutive stock options/awards excluded from earnings per share	0.1	2.3	0.1	2.1
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. On April 19, 2021, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date. During the six months ended June 30, 2021, we repurchased 981,676 shares under these share repurchase programs at an aggregate price of approximately $200 million. At June 30, 2021, there were approximately $2.3 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.
(12)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans.
On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company's continued cost reduction efforts. The workforce reduction plan included a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020. These actions were completed in 2020 and the Company incurred $102 million in employee termination costs related to these actions. The remaining cash settlement of $17 million will occur throughout 2021, 2022 and 2023.
During the third quarter of 2020, the Company committed to workforce reductions outside of the United States, as part of the Company’s previously announced continued cost reduction efforts. The Company has incurred $90 million of the approximately $148 million total costs and the action will be substantially complete in 2021. Cash settlement of $75 million has been paid to date with the remaining cash settlement expected to be paid over the duration of 2021.
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
In connection with this action, we have incurred approximately $141 million total costs comprised of $43 million in asset impairment costs, $25 million in other associated costs and $73 million in employee-related costs through June 30, 2021. The Company expects substantially all of the remaining $63 million cash settlement to occur in 2021, and has commenced the collective dismissal process which had been previously postponed in Italy as a result of the COVID-19 pandemic.
The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2021:

Millions of dollars	December 31, 2020	Charges to Earnings	Cash Paid	Non-Cash and Other	June 30, 2021
Employee termination costs	$145	$25	$(61)	$—	$109
Asset impairment costs	8	1	—	(1)	8
Facility exit costs	—	—	—	—	—
Other exit costs	20	2	(11)	(3)	8
Total	$173	$28	$(72)	$(4)	$125
The following table summarizes the restructuring charges by operating segment for the period presented:

Six Months Ended
Millions of dollars	June 30, 2021
North America	$—
EMEA	25
Latin America	—
Asia	2
Corporate / Other	1
Total	$28
(13)    INCOME TAXES
Income tax expense was $94 million and $253 million for the three and six months ended June 30, 2021, respectively, compared to income tax expense of $17 million and $89 million in the same periods of 2020.
For the three and six months ended June 30, 2021, the increase in tax expense from the prior period is due to higher overall earnings and related tax expense, partially offset by the tax effect of divestitures and legal entity restructuring.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Earnings before income taxes	$674	$37	$1,273	$258

Income tax expense computed at United States statutory tax rate	142	8	267	54
Valuation allowances	(1)	5	2	6
Audit and Settlements	8	5	15	17
U.S. foreign income items, net of credits	—	(2)	7	1
Changes in enacted tax rates	(14)	—	(14)	—
Divestiture tax impact	(21)	—	(21)	—
Legal entity restructuring tax impact	(46)	—	(46)	—
Other	26	1	43	11
Income tax expense (benefit) computed at effective worldwide tax rates	$94	$17	$253	$89
At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate as necessary.

Divestiture Tax Impact
For the second quarter of 2021, the divestitures detailed in Note 15 generated an overall gain of $120 million, however for tax purposes, a taxable loss was incurred with no tax benefit recognized, resulting in a corresponding impact to tax expense of $21 million. As part of the legal entity restructuring associated with the Whirlpool China divestment, a tax deductible loss was generated in a separate jurisdiction with a related tax benefit in the amount of $46 million.
Other Income Tax Matters
During its examination of Whirlpool’s 2009 U.S. federal income tax return, the IRS asserted that income earned by a Luxembourg subsidiary via its Mexican branch should be recognized as income on its 2009 U.S. federal income tax return. The Company believed the proposed assessment was without merit and contested the matter in United States Tax Court (US Tax Court). Both Whirlpool and the IRS moved for partial summary judgment on this issue. On May 5, 2020, the US Tax Court granted the IRS’s motion for partial summary judgment and denied Whirlpool’s. The Company has appealed the US Tax Court decision to the United States Court of Appeals for the Sixth Circuit, which heard arguments in June 2021. The Company believes that it will be successful and has not recorded any impact of the US Tax Court’s decision in its consolidated financial statements.
(14)    SEGMENT INFORMATION
Our reportable segments are based upon geographical region and are defined as North America, EMEA, Latin America and Asia. These regions also represent our operating segments. Each segment manufactures home appliances and related components, but serves strategically different marketplaces. The chief operating decision maker, who is the Company's Chairman and Chief Executive Officer, evaluates performance based on each segment's earnings (loss) before interest and taxes (EBIT), which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Total assets by segment are those assets directly associated with the respective operating activities. The "Other/Eliminations" column primarily includes corporate expenses, assets and eliminations, as well as restructuring costs, asset impairment charges and certain other items that management believes are not indicative of the region's ongoing performance, if any. Intersegment sales are eliminated within each region.

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia (1)	Other / Eliminations	Total Whirlpool
Net sales
2021	$3,042	$1,250	$763	$269	$—	$5,324
2020	2,501	836	434	271	—	4,042
Intersegment sales
2021	$76	$22	$313	$81	$(492)	$—
2020	47	18	264	95	(424)	—
Depreciation and amortization
2021	$43	$44	$16	$5	$10	$118
2020	43	43	15	16	16	133
EBIT
2021	$557	$31	$74	$4	$53	$719
2020	310	(66)	11	(18)	(151)	86
Total assets
June 30, 2021	$7,857	$11,107	$4,471	$1,596	$(4,950)	$20,081
December 31, 2020	7,597	11,296	4,244	2,573	(5,274)	20,436
Capital expenditures
2021	$34	$30	$28	$9	$10	$111
2020	25	18	12	9	9	73

	Six Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia (1)	Other / Eliminations	Total Whirlpool
Net sales
2021	$6,087	$2,420	$1,495	$680	$—	$10,682
2020	5,041	1,715	1,052	559	—	8,367
Intersegment sales
2021	$155	$46	$623	$192	$(1,016)	$—
2020	120	38	550	158	(866)	—
Depreciation and amortization
2021	$89	$90	$31	$18	$31	$259
2020	90	81	31	33	33	268
EBIT
2021	$1,164	$52	$136	$26	$(15)	$1,363
2020	616	(81)	42	(34)	(193)	350
Total assets
June 30, 2021	$7,857	$11,107	$4,471	$1,596	$(4,950)	20,081
December 31, 2020	7,597	11,296	4,244	2,573	(5,274)	20,436
Capital expenditures
2021	$65	$47	$43	$12	$17	$184
2020	53	32	26	23	21	155
(1) Decrease in Total assets of Asia region is mainly due to the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Items not allocated to segments:
Restructuring costs	$(8)	$(118)	$(28)	$(123)
Gain (loss) on sale and disposal of businesses	120	—	120	—
Corporate expenses and other	(59)	(33)	(107)	(70)
Total other/eliminations	$53	$(151)	$(15)	$(193)
120
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2021	2020	2021	2020
Operating profit	$683	$71	$1,301	$334
Interest and sundry (income) expense	(36)	(15)	(62)	(16)
Total EBIT	$719	$86	$1,363	$350
Interest expense	45	49	90	92
Income tax expense	94	17	253	89
Net earnings (loss)	$580	$20	$1,020	$169
Less: Net earnings available to noncontrolling interests	(1)	(10)	6	(15)
Net earnings (loss) available to Whirlpool	$581	$30	$1,014	$184
(15)    DIVESTITURES
Whirlpool China Divestment
On August 25, 2020, Guangdong Galanz Household Appliances Manufacturing Co., Ltd. (“Galanz”) announced its intention to pursue a tender offer for majority control of Whirlpool China Co. Ltd. (“Whirlpool China”), a majority-owned subsidiary of the Company with shares listed on the Shanghai Stock Exchange. In its announcement, Galanz noted that it expected to offer RMB 5.23 per share (approximately $0.76 per share as of August 25, 2020) to obtain no less than 51% and no more than 61% of Whirlpool China’s outstanding shares. This share price offer was equal to the daily weighted average trading price for Whirlpool China stock over the 30 trading days prior to the announcement.
In the first quarter of 2021, our Board of Directors approved the sale of Whirlpool China, which was reported within our Asia reportable segment and met the criteria for held for sale accounting during the first quarter of 2021. The operations of Whirlpool China did not meet the criteria to be presented as discontinued operations.
On May 6, 2021, the tender offer was completed and the share transfer was executed for a consideration of RMB 1.25 billion (approximately $193 million on the date of completion). Subsequent to the share transfer, the Company holds an equity interest of approximately 20% in Whirlpool China.
In connection with the sale, we recorded a gain, net of transaction and other costs, of $284 million during the three and six months ended June 30, 2021. The gain on sale is equal to the difference between the total transaction amount and carrying value of Whirlpool China, which includes $74 million of cumulative foreign currency translation adjustments and $80 million of goodwill allocated to the disposal group. The total transaction amount includes $193 million of consideration received from the sale of Whirlpool China shares, $214 million for the fair value of the interest retained and the $783 million carrying value of the equity interest in Whirlpool China. The fair value of the interest retained was based on the ownership amount and the stock price of Whirlpool China as of the closing date of the transaction and we account for the remaining minority interest under the equity method accounting as of June 30, 2021.

Earnings before income taxes prior to the share transfer of Whirlpool China were not material to the Company for the period presented.

The following table presents the carrying amounts of the major classes of Whirlpool China’s assets and liabilities as of June 30, 2021 and December 31, 2020.

Millions of dollars	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$—	$324
Accounts receivable, net of allowance of $0 and $11, respectively	—	85
Inventories	—	98
Prepaid and other current assets	—	93
Property, net of accumulated depreciation of $0 and $189, respectively	—	309
Other noncurrent assets (1)	—	283
Total assets	$—	$1,192

Accounts payable	$—	$216
Accrued expenses	—	53
Other current liabilities	—	254
Other noncurrent liabilities	—	7
Total liabilities	$—	$530
(1) Other non current assets include allocated goodwill of $80 million.
Turkey Subsidiary Divestment
On May 17, 2021, we entered into a share transfer agreement with Arçelik A.Ş. ("Arçelik") to sell our Turkish subsidiary for a cash purchase price of €78 million (approximately $93 million on June, 30 2021), subject to customary adjustments at closing.
On June 30, 2021, we completed the sale of the Turkish subsidiary. In connection with the sale, we recorded a loss on disposal of $164 million as of June 30, 2021. The loss includes a charge of $40 million for the write-down of the assets of the disposal group to fair value and allocated goodwill, and $124 million of cumulative foreign currency translation adjustments included in the carrying amount of the disposal group.
The Turkish subsidiary, whose primary asset was a manufacturing plant, was reported within our EMEA reportable segment. The operations of Turkey did not meet the criteria to be presented as discontinued operations. Earnings before income taxes for Turkey were not material for the periods presented.
For additional information see Note 10 to the Consolidated Condensed Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), committed to being the best global kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 11 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $19 billion in annual net sales and 78,000 employees in 2020.

OVERVIEW
Whirlpool delivered very strong second-quarter GAAP net earnings available to Whirlpool of $581 million (net earnings margin of 10.9%), or $9.15 per share, compared to GAAP net earnings available to Whirlpool of $30 million (net earnings margin of 0.7%), or $0.47 per share in the same prior-year period. Strong cash provided by (used in) operating activities of $646 million, compared to $(745) million in 2020 and free cash flow (non-GAAP) of $769 million, compared to $(873) million in 2020, was driven by higher net earnings; free cash flow was also driven by the completion of the partial tender offer for Whirlpool China and the divestiture of our Turkish subsidiary.
Whirlpool delivered very strong second-quarter ongoing (non-GAAP) earnings per share of $6.64 and ongoing EBIT margin of 11.4%, compared to $2.07 and 5.0% in the same prior-year period. On a GAAP and ongoing basis, we delivered very strong revenue growth and EBIT improvement across all regions, driven by sustained consumer demand and positive price/mix offsetting raw material inflation.

We are very pleased with our ability to capitalize on strong global demand while successfully executing on our go-to-market strategy and navigating a difficult macroeconomic environment. These results again demonstrate the agility and resiliency of our business model and provide confidence that we will continue to deliver on our long-term financial goals in 2021 and are structurally positioned to build on our record results.
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2021	2020	Better/(Worse) %	2021	2020	Better/(Worse) %
Net sales	$5,324	$4,042	31.7%	$10,682	$8,367	27.7%
Gross margin	1,090	625	74.4	2,238	1,328	68.5
Selling, general and administrative	509	421	(20.9)	1,002	841	(19.1)
Restructuring costs	8	118	93.2	28	123	77.2
(Gain) loss on sale and disposal of businesses	(120)	—	nm	(120)	—	nm
Interest and sundry (income) expense	(36)	(15)	nm	(62)	(16)	nm
Interest expense	45	49	8.2	90	92	2.2
Income tax expense (benefit)	94	17	nm	253	89	nm
Net earnings available to Whirlpool	$581	$30	nm	$1,014	$184	nm
Diluted net earnings available to Whirlpool per share	$9.15	$0.47	nm	$15.96	$2.93	nm
nm = not meaningful
Consolidated net sales increased 31.7% and 27.7% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily driven by increased volume, favorable product price/mix and the favorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 28.3% and 26.2% for the three and six months ended June 30, 2021, compared to the same periods in 2020.
The consolidated gross margin percentage for the three and six months ended June 30, 2021 increased to 20.5% and 21.0%, respectively, compared to 15.5% and 15.9% in the same prior-year periods. The increase was primarily driven by favorable product price/mix and stronger volume, partially offset by raw material inflation and increased marketing spend.
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

The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by COVID-19 pandemic in the area of manufacturing operations. Excess capacity costs were not material for the three and six months ended June 30, 2021. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other COVID-19 related impacts.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

NORTH AMERICA
Net Sales
Net sales increased 21.6% and 20.7% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase for the three and six months ended June 30, 2021 was primarily driven by favorable product price/mix and higher volume. Excluding the impact from foreign currency, net sales increased 20.5% and 19.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

EBIT
EBIT increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the favorable impact of product price/mix and higher volumes, partially offset by raw material inflation and increased marketing spend. EBIT margin was 18.3% and 19.1% for the three and six months ended June 30, 2021, respectively, compared to 12.4% and 12.2% for the same periods in 2020.
EMEA
Net Sales

Net sales increased 49.5% and 41.1% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase for the three and six months ended June 30, 2021 was driven by higher volume and the favorable impact of foreign currency. Excluding the impact from foreign currency, net sales increased 38.8% and 31.8% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

EBIT

EBIT increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to increased volume, cost productivity and product price/mix, partially offset by raw material inflation and increased marketing spend. EBIT margin was 2.5% and 2.1% for the three and six months ended June 30, 2021, respectively, compared to (7.9)% and (4.7)% for the same periods in 2020.

LATIN AMERICA
Net Sales
Net sales increased 75.8% and 42.1% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase for the three months ended June 30, 2021 was primarily driven by higher volume, favorable product price/mix and the favorable impact of foreign currency. The increase for the six months ended June 30, 2021 was driven by higher volume and favorable product price/mix, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 73.3% and 51.2% for the three and six months ended June 30, 2021, respectively, compared to the same prior periods in 2020.

EBIT
EBIT increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to favorable product price/mix and higher volumes, partially offset by raw material inflation. EBIT margin was 9.7% and 9.1% for the three and six months ended June 30, 2021, respectively, compared to 2.5% and 4.0% for the same periods in 2020.
ASIA
Net Sales
Net sales decreased 0.7% and increased 21.6% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. This decrease for the three months ended June 30, 2021 was primarily driven by the deconsolidation of Whirlpool China and the COVID-related shutdown in India, partially offset by favorable product price/mix. The increase for the six months ended June 30, 2021 was primarily driven by higher volume and favorable product price/mix, partially offset by the deconsolidation of Whirlpool China. Excluding the impact from foreign currency, net sales decreased 4.1% and increased 18.4% for the three and six months ended June 30, 2021, compared to the same periods in 2020.
EBIT
EBIT increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to favorable product price/mix and cost productivity, partially offset by raw material inflation and the unfavorable impact of foreign currency. EBIT margin was 1.7% and 3.8% for the three and six months ended June 30, 2021, compared to (6.6)% and (6.1)% for the same periods in 2020.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2021	As a % of Net Sales	2020	As a % of Net Sales	2021	As a % of Net Sales	2020	As a % of Net Sales
North America	$212	7.0%	$170	6.8%	$387	6.4%	$336	6.7%
EMEA	129	10.3	105	12.6	262	10.8	201	11.7
Latin America	62	8.1	46	10.5	122	8.2	107	10.2
Asia	38	14.2	52	19.2	93	13.7	110	19.7
Corporate/other	68	—	48	—	138	—	87	—
Consolidated	$509	9.6%	$421	10.4%	$1,002	9.4%	$841	10.1%
Consolidated selling, general and administrative expenses increased for the three and six months ended June 30, 2021 compared to the same period in 2020 primarily driven by employee compensation accruals and increased marketing investment.
Restructuring
We incurred restructuring charges of $8 million and $28 million for the three and six months ended June 30, 2021, respectively, compared to $118 million and $123 million for the same period in 2020. For the full year 2021, we expect to incur up to $100 million of restructuring driven by previously announced actions.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
(Gain) Loss on Disposal of Businesses
On May 6, 2021, the partial tender offer for Whirlpool China was completed and subsequent to the deconsolidation of the entity we recorded a gain of $284 million for the three and six months ended June 30, 2021.
On June 30, 2021, we completed the sale of our Turkish subsidiary and incurred a loss of $164 million for the three and six months ended June 30, 2021.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the recognition of tax credits in the Latin America region and the impact of changes to other postretirement benefit plans.
For additional information, see Note 7 and 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to short-term debt reduction.
Income Taxes
Income tax expense was $94 million and $253 million for the three and six months ended June 30, 2021, compared to income tax expense of $17 million and $89 million in the same periods of 2020. The increase in tax expense from the prior period is due to higher earnings and related tax expense, partially offset by the tax effect of divestitures and legal entity restructuring.
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

COVID-19 pandemic

The COVID-19 pandemic has resulted in significant uncertainty in the macroeconomic environment and disruptions in global financial markets. We believe we have a strong financial position and the liquidity required to withstand economic uncertainty during this volatile period in consideration of the following:
•Solid investment grade credit rating
•Ample buffers in our financial covenants to withstand additional debt or reduction to equity
•$3.0 billion of cash and cash equivalents at June 30, 2021 with $3.7 billion remaining on our committed credit facilities
•Strong working capital management
•Focused cost takeout and price/mix actions helped offset raw material inflation, delivering strong margin profile

*Whirlpool ownership of the Hotpoint brand in EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $3.0 billion at June 30, 2021, the majority of which was held in subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2021, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (6.2%), Brazil (2.0%), Switzerland (1.5%), Mexico (1.2%), and India (1.0%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Italy, which represented 1.4% and 1.3%, respectively. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility. There were no amounts borrowed on the facility during the six months ended June 30, 2021. On March 13, 2020, we initiated a borrowing of approximately $2.2 billion which was fully repaid by December 31, 2020.
We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of June 30, 2021. We closely monitor our ability to meet these covenants in future periods and expect to continue to be in compliance.

At June 30, 2021, we had aggregate borrowing capacity of approximately $3.7 billion on our committed credit facilities, consisting of $3.5 billion under the Amended Long-Term Facility and approximately $213 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At June 30, 2021, we have no notes payable under the revolving credit facility. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. In light of the COVID-19 pandemic, there is a heightened risk of trade customer financial restructuring or insolvency situations and increases in our accounts receivable balances with these trade customers. While there was not a material effect from these events during the three months ended June 30, 2021, nor do we have immediate visibility into those situations materializing in the future, we continue to monitor these situations and take appropriate risk mitigation steps in light of the current environment.
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

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2021	2020
Cash provided by (used in):
Operating activities	$646	$(745)
Investing activities	(279)	(128)
Financing activities	(332)	1,605
Effect of exchange rate changes	(1)	(138)
Net change in cash, cash equivalents and restricted cash	$34	$594
Cash Flows from Operating Activities
Cash provided by operating activities during the six months ended June 30, 2021 increased compared to the same period in 2020. The increase was primarily driven by higher cash earnings, a decrease in promotional spend, and improved working capital. The working capital increase was driven by increased accounts payable driven by higher production volumes, partially offset by higher accounts receivable due to increased sales and increased inventory due to increased modest inventory build driven by improved demand.
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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2021 includes proceeds of approximately $193 million for the sale of majority shareholding in Whirlpool China and approximately $93 million for the sale of the Turkey subsidiary. The proceeds from sale of assets and businesses are partially offset by a decrease of $393 million due to divestitures, representing cash and cash equivalents held in Whirlpool China and Turkey subsidiary.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2021 increased by $1.9 billion compared to the same period in 2020, which primarily reflects reduced borrowings of long-term debt and a reduction on short-term borrowing in the second quarter of 2021 compared to the same prior-year period.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion at June 30, 2021. These facilities are geographically reflective of the Company's global operations. The Company is confident the $3.5 billion facility is sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at June 30, 2021 or December 31, 2020. The Company did not renew the $500 million COVID-19 related short term facility, which matured on its original expiration date in April 2021.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.

Dividends
In April 2021, our Board of Directors approved a 12.0% increase in our quarterly dividend on our common stock to $1.40 per share from $1.25 per share, representing the 9th consecutive year of increased dividends.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2021, we had approximately $375 million outstanding under these agreements.
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

Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Net earnings available to Whirlpool (1)	$581	$30	$1,014	$184
Net earnings (loss) available to noncontrolling interests	(1)	(10)	6	(15)
Income tax expense (benefit)	94	17	253	89
Interest expense	45	49	90	92
Earnings before interest & taxes	$719	$86	$1,363	$350
Restructuring expense	8	118	28	123
(Gain) loss on sale and disposal of businesses	(120)	—	(120)	—
Ongoing EBIT(2)	$607	$204	$1,271	$473
(1)Net earnings margin is approximately 10.9% and 9.5% for the three and six months ended June 30, 2021, respectively, compared to 0.7% and 2.2% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and six months ended June 30, 2021 and June 30, 2020, respectively.
(2)Ongoing EBIT margin is approximately 11.4% and 11.9% for the three and six months ended June 30, 2021, respectively, compared to 5.0% and 5.7% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and six months ended June 30, 2021 and June 30, 2020, respectively.
The earnings per diluted share GAAP measure and ongoing measure for the second quarter of 2021 and 2020 are presented net of tax, while each adjustment is presented on a pre-tax basis. Our second-quarter 2021 and 2020 GAAP tax rate was 13.9% and 45.9%, respectively. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our second-quarter 2021 and 2020 adjusted tax rate (non-GAAP) of 25.0% and 22.5%, respectively.

Earnings Per Diluted Share	Three Months Ended
	2021	2020
Earnings per diluted share	$9.15	$0.47
Restructuring expense	0.13	1.89
(Gain) loss on sale and disposal of businesses	(1.89)	—
Income tax impact	0.44	(0.42)
Normalized tax rate adjustment	(1.19)	0.13
Ongoing earnings per diluted share	$6.64	$2.07

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended
	2021	2020
Cash provided by (used in) operating activities	$646	$(745)
Capital expenditures	(184)	(155)
Proceeds from sale of assets and business	298	27
Change in restricted cash	9	—
Free cash flow	$769	$(873)

Cash provided by (used in) investing activities	$(279)	$(128)
Cash provided by (used in) financing activities	(332)	1,605

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

	2021
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2021	~$26.95
Including:
Restructuring expense	$(1.57)
Gain (loss) on sale and disposal of businesses	$1.89
Income tax impact	$(0.08)
Normalized tax rate adjustment	$0.71

Industry Demand
North America	10%+
EMEA	2%	—	4%
Latin America	2%	—	4%
Asia	6%	—	8%
For the full-year 2021, we expect to generate cash from operating activities of approximately $1.95 billion and free cash flow of approximately $1.70 billion, including restructuring cash outlays of approximately $225 million and capital expenditures of approximately $600 million.
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

Millions of dollars	2021
Current Outlook
Cash provided by (used in) operating activities (1)	~$1,950
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(250)
Free cash flow	~$1,700
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

OTHER MATTERS
For additional information regarding certain of our loss contingencies/litigation, see Note 7 and Note 13 to the Consolidated Condensed Financial Statements. Unfavorable outcomes in these proceedings could have a material adverse effect on our financial statements in any particular reporting period.
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, we expect to continue to be impacted by the following factors: global shortage of semi-conductors, the strain on raw materials and cost inflation, all of which could escalate in the second half of 2021. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
(b)Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found under the heading "Commitments and Contingencies" in Note 7 and “Other Income Tax Matters” in Note 13 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this report.

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
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. On April 19, 2021, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date. During the six months ended June 30, 2021, we repurchased 981,676 shares under these share repurchase programs at an aggregate price of approximately $200 million. At June 30, 2021, there were approximately $2.3 billion in remaining funds authorized under this program.

The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2021:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2021 through April 30, 2021	—	$—	—	$2,381
May 1, 2021 through May 31, 2021	61,500	236.78	61,500	2,366
June 1, 2021 through June 30, 2021	152,676	232.08	152,676	2,331
Total	214,176	$233.43	214,176
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 22, 2021