Form 10-Q
period 2021-09-30
WHIRLPOOL CORP /DE/
filed 2021-10-22
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 15, 2021
Common stock, par value $1.00 per share	60,743,084

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and nine months ended September 30, 2021

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Net sales	$5,488	$5,291	$16,170	$13,658
Expenses
Cost of products sold	4,380	4,143	12,823	11,182
Gross margin	1,108	1,148	3,347	2,476
Selling, general and administrative	524	513	1,526	1,354
Intangible amortization	10	16	37	46
Restructuring costs	7	63	35	186
(Gain) loss on sale and disposal of businesses	15	(7)	(105)	(7)
Operating profit	552	563	1,854	897
Other (income) expense
Interest and sundry (income) expense	(78)	(22)	(139)	(38)
Interest expense	44	51	134	142
Earnings before income taxes	586	534	1,859	793
Income tax expense (benefit)	100	141	353	231
Net earnings	486	393	1,506	562
Less: Net earnings (loss) available to noncontrolling interests	15	1	21	(14)
Net earnings available to Whirlpool	$471	$392	$1,485	$576
Per share of common stock
Basic net earnings available to Whirlpool	$7.56	$6.27	$23.67	$9.21
Diluted net earnings available to Whirlpool	$7.51	$6.19	$23.47	$9.14
Dividends declared	$1.40	$1.20	$4.05	$3.60
Weighted-average shares outstanding (in millions)
Basic	62.2	62.6	62.7	62.6
Diluted	62.7	63.3	63.2	63.1

Comprehensive income	$532	$370	$1,905	$428
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,875	$2,924
Accounts receivable, net of allowance of $103 and $132, respectively	3,187	3,109
Inventories	2,876	2,301
Prepaid and other current assets	788	795
Total current assets	9,726	9,129
Property, net of accumulated depreciation of $6,627 and $6,780, respectively	2,713	3,199
Right of use assets	973	989
Goodwill	2,492	2,496
Other intangibles, net of accumulated amortization of $519 and $673, respectively	1,993	2,194
Deferred income taxes	2,061	2,189
Other noncurrent assets	436	240
Total assets	$20,394	$20,436
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,127	$4,834
Accrued expenses	696	637
Accrued advertising and promotions	810	831
Employee compensation	587	648
Notes payable	12	12
Current maturities of long-term debt	298	298
Other current liabilities	761	1,070
Total current liabilities	8,291	8,330
Noncurrent liabilities
Long-term debt	4,961	5,059
Pension benefits	441	516
Postretirement benefits	153	166
Lease liabilities	813	838
Other noncurrent liabilities	606	732
Total noncurrent liabilities	6,974	7,311
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 113 million shares issued, respectively, and 61 million and 63 million shares outstanding, respectively	114	113
Additional paid-in capital	3,011	2,923
Retained earnings	9,957	8,725
Accumulated other comprehensive loss	(2,412)	(2,811)
Treasury stock, 53 million and 50 million shares, respectively	(5,706)	(5,065)
Total Whirlpool stockholders' equity	4,964	3,885
Noncontrolling interests	165	910
Total stockholders' equity	5,129	4,795
Total liabilities and stockholders' equity	$20,394	$20,436

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2021	2020
Operating activities
Net earnings	$1,506	$562
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	378	414
(Gain) loss on sale and disposal of businesses	(105)	—
(Gain) loss on previously held equity interest	(42)	—
Changes in assets and liabilities:
Accounts receivable	(289)	(663)
Inventories	(785)	168
Accounts payable	617	(162)
Accrued advertising and promotions	20	(179)
Accrued expenses and current liabilities	207	(163)
Taxes deferred and payable, net	50	88
Accrued pension and postretirement benefits	(89)	(55)
Employee compensation	10	137
Other	(184)	260
Cash provided by (used in) operating activities	1,294	407
Investing activities
Capital expenditures	(306)	(251)
Proceeds from sale of assets and businesses	299	27
Acquisition of businesses, net of cash acquired	(46)	—
Cash held by divested businesses	(393)	—
Cash provided by (used in) investing activities	(446)	(224)
Financing activities
Net proceeds from borrowings of long-term debt	300	1,031
Net proceeds (repayments) of long-term debt	(300)	(568)
Net proceeds (repayments) from short-term borrowings	1	1,405
Dividends paid	(253)	(232)
Repurchase of common stock	(641)	(121)
Common stock issued	76	16
Other	(39)	—
Cash provided by (used in) financing activities	(856)	1,531
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	(125)
Increase (decrease) in cash, cash equivalents and restricted cash	(59)	1,589
Cash, cash equivalents and restricted cash at beginning of year	2,934	1,952
Cash, cash equivalents and restricted cash at end of period	$2,875	$3,541
`

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
Risks and Uncertainties

COVID-19 continues to impact countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2021.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after October 22, 2021, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2020.

We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The goodwill in our EMEA reporting unit and our Indesit, Hotpoint*, Maytag and JennAir trademarks continue to be at risk at September 30, 2021. The goodwill in our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.

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

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the third quarter of 2021.
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
Other Accounting Matters
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties and assets. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. At September 30, 2021 and December 31, 2020, these arrangements include residual value guarantees of up to $238 million and $220 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets, approximately $1.3 billion and $1.2 billion has been issued to participating financial institutions at September 30, 2021 and December 31, 2020, respectively.
A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the programs. We do not believe such risk would have a material impact on our working capital or cash flows.
Due to the completed partial tender offer for Whirlpool China and subsequent deconsolidation of the subsidiary during the second quarter of 2021, we no longer have material supply chain financing arrangements in China. For additional information see Note 15 to the Consolidated Condensed Financial Statements.
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
Equity Method Investments
After May 6, 2021, Whirlpool holds an equity interest of approximately 20% in Whirlpool China, an entity which was previously controlled by the Company. We account for the remaining interest under equity method accounting and Whirlpool China and its subsidiaries continue to supply the Company in the normal course of business. Whirlpool China was also granted a license to sell Whirlpool-branded products in China.
Subsequent to the completion of the partial tender offer for Whirlpool China and deconsolidation of the entity in the second quarter of 2021, we made purchases from Whirlpool China of $86 million and $152 million for the three and nine months ended September 30, 2021, respectively. The outstanding amount due to Whirlpool China and its subsidiaries is $139 million as of September 30, 2021. The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
As of September 30, 2021, the value of the equity interest in Whirlpool China is $210 million and is included in Other noncurrent assets in the Consolidated Condensed Balance Sheet.
The Company’s share of the results of equity method investments and elimination of intra-entity results are included in Interest and sundry (income) expense in the Consolidated Condensed Income Statement and Other noncurrent assets in the Consolidated Condensed Balance Sheet. The impact of equity method investments is not material for the periods presented.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Related Party Transactions
In 2018, Whirlpool of India Limited (“Whirlpool India”), a majority-owned subsidiary of Whirlpool Corporation, acquired a 49% equity interest in Elica PB India Private Limited (“Elica PB India”) for $22 million. On September 27, 2021, the Company entered into a share purchase agreement to acquire an additional 38% equity interest in Elica PB India for $57 million, which resulted in a controlling equity ownership of 87%. Following the closing of the transaction on September 29, 2021, Elica PB India is consolidated in Whirlpool Corporation's financial statements and is reported within our Asia reportable segment. The transaction resulted in a gain of approximately $42 million on the Company’s previously held equity interest. This gain was recorded within Interest and sundry (income) expense during the third quarter.
The Company is in the process of finalizing independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the acquisition. The preliminary allocation of the purchase price included in the Consolidated Condensed Balance Sheet at September 30, 2021 is based on the best estimates of management and is subject to revision of the final determination of asset fair values and useful lives. Any changes to the preliminary estimates of the fair values of the assets and liabilities could potentially impact goodwill as well as future depreciation and amortization expense.
On a preliminary basis, goodwill of $100 million, which is not deductible for tax purposes, has been allocated to the Asia reportable segment. The allocation has been made on the basis that the anticipated synergies identified will primarily benefit this reportable segment.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Major product categories:
Laundry	$1,498	$1,588	$4,447	$3,989
Refrigeration	1,762	1,701	5,016	4,368
Cooking	1,348	1,159	4,097	3,011
Dishwashing	479	509	1,403	1,320
Total major product category net sales	$5,087	$4,957	$14,963	$12,688
Spare parts and warranties	302	247	860	681
Other	99	87	347	289
Total net sales	$5,488	$5,291	$16,170	$13,658
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and nine months ended September 30, 2021.

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

The following table summarizes our allowance for expected credit losses by operating segment for the nine months ended September 30, 2021:

Millions of dollars	December 31, 2020	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	September 30, 2021
Accounts receivable allowance
North America	$7	$4	(3)	—	$—	$8
EMEA	67	1	(15)	(6)	—	$47
Latin America	44	4	(2)	(1)	—	$45
Asia	14	—	—	—	(11)	$3
Consolidated	$132	$9	$(20)	$(7)	$(11)	$103
Financing receivable allowance
Latin America	$27	$—	$—	$(1)	$—	$26
Asia	21	—	—	—	(21)	—
	$48	$—	$—	$(1)	$(21)	$26
Consolidated	$180	$9	$(20)	$(8)	$(32)	$129
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
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	September 30,
Millions of dollars	2021	2020
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$2,875	$3,528
Restricted cash included in prepaid and other current assets(1)	—	13
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$2,875	$3,541

	December 31,
Millions of dollars	2020	2019
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$2,924	$1,952
Restricted cash included in prepaid and other current assets (1)	10	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$2,934	$1,952
(1)Restricted cash represents consolidated contributions held as part of the Company's Charitable Foundation.
(4)    INVENTORIES
The following table summarizes our inventories at September 30, 2021 and December 31, 2020:

Millions of dollars	September 30, 2021	December 31, 2020
Finished products	$2,134	$1,635
Raw materials and work in process	742	666
Total Inventories	$2,876	$2,301
Effective January 1, 2021, the Company changed its accounting principle for inventory valuation for inventories located in the U.S. from a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis.

(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2021 and December 31, 2020:

Millions of dollars	September 30, 2021	December 31, 2020
Land	$83	$92
Buildings	1,289	1,517
Machinery and equipment	7,968	8,370
Accumulated depreciation	(6,627)	(6,780)
Property, plant and equipment, net (1)	$2,713	$3,199
(1) Decrease of $379 million in property, plant and equipment is due to the deconsolidation of Whirlpool China and divestment of
Turkey subsidiary entity. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
During the nine months ended September 30, 2021, in the normal course of business, we disposed of buildings, machinery and equipment with a net book value of $10 million. The net gain on the disposals was not material.
(6)    FINANCING ARRANGEMENTS
Debt Offering

On April 29, 2021, Whirlpool Corporation (the “Company”), completed its offering of $300 million in principal amount of 2.400% Senior Notes due 2031 (the “2031 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2031 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2031 Notes was made pursuant to the terms of an Underwriting Agreement, dated April 26, 2021 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2031 Notes. The 2031 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2031 Notes to redeem $300 million aggregate principal amount of 4.850% senior notes which was paid June 15, 2021. Consistent with the Company’s Sustainability Bond Framework, the Company intends to allocate an amount equal to the net proceeds from the sale of the 2031 Notes to fund one or more new or existing environmental and social Eligible Projects, as defined in the Company’s prospectus supplement dated April 26, 2021.

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
We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of September 30, 2021.
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A. as Administrative Agent. The 364-Day Facility provided aggregate borrowing capacity of $500 million, and expired on its termination date of April 26, 2021 with no outstanding borrowings.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $197 million at September 30, 2021 and $206 million at December 31, 2020, based on exchange rates then in effect, respectively. Committed credit facilities are maturing through 2023.
Facility Borrowings
On March 13, 2020, the Company initiated a borrowing of approximately $2.2 billion under the Amended Long-Term Facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. The Company repaid $500 million of this Amended Long-Term Facility borrowing with the proceeds from its May 2020 Notes offering. The Company repaid an additional $500 million of this Amended Long-Term Facility borrowing by drawing on the full amount of the 364-Day Facility. All facility borrowing were repaid as of December 31, 2020 and no amounts were borrowed on the facility during the nine months ended September 30, 2021.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at September 30, 2021 and December 31, 2020:

Millions of dollars	September 30, 2021	December 31, 2020
Short-term borrowings due to banks	12	12
Total notes payable	$12	$12

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
Certain arrangements include servicing of transferred receivables by Whirlpool. During the nine months ended September 30, 2021, no amounts were received from the sales of accounts receivable. The Company received cash proceeds of $564 million under these arrangements for the nine months ended September 30, 2020. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $0 and $30 million as of September 30, 2021 and December 31, 2020, respectively.
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at September 30, 2021. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $368 million at September 30, 2021).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 259 million Brazilian reais (approximately $48 million at September 30, 2021), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.

We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 305 million Brazilian reais (approximately $56 million at September 30, 2021). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
The Brazilian tax authorities sought clarification before the Brazilian Supreme Court (in a leading case involving another taxpayer) of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and other matters that could have affected the rights of Brazilian taxpayers regarding these credits. In May 2021, the Supreme Court ruled that the gross rate, which is the rate Whirlpool applied, is the appropriate rate, and that taxpayers that filed legal actions prior to the Supreme Court's original decision in 2017, such as Whirlpool, were entitled to credits for amounts paid prior to the original decision. The Supreme Court's ruling is final, and a formal written opinion has been issued. This favorable ruling affirms the position we have taken with respect to the credits at issue in our ICMS legal actions noted above, and our actions in recognizing and monetizing these credits.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. The dismissal is being appealed. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of September 30, 2021. Additional claims may be filed related to this incident.
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

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2021	2020
Balance at January 1	$273	$383
Issuances/accruals during the period	258	178
Settlements made during the period/other	(220)	(272)
Balance at September 30	$311	$289

Current portion	$211	$186
Non-current portion	100	104
Total	$311	$289

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. Reserve assumptions were updated in the fourth quarter of 2020 based on the latest available data including take rate assumptions and unit population resulting in a $30 million release to the reserve. This estimate is based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the three and nine months ended September 30, 2021, settlements of approximately $1 million and $4 million have been incurred related to this product recall, respectively. The total settlements since the beginning of this campaign are approximately $60 million.
For the twelve months ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. For the three and nine months ended September 30, 2021, or for the year ended December 31, 2020, we incurred no additional material product warranty expense related to this campaign. We continue to voluntarily cooperate with the UK regulator with respect to the washer and dryer actions.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2021 and December 31, 2020, the guaranteed amounts totaled 1,096 million Brazilian reais (approximately $202 million at September 30, 2021) and 297 million Brazilian reais (approximately $57 million at December 31, 2020), respectively. The fair value of these guarantees were nominal at September 30, 2021 and December 31, 2020. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.4 billion at September 30, 2021 and $3.5 billion at December 31, 2020. Our total short-term outstanding bank indebtedness under guarantees was nominal at both September 30, 2021 and December 31, 2020.

(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$1	$1	$—	$1
Interest cost	20	25	4	4	1	1
Expected return on plan assets	$(39)	$(42)	$(9)	$(7)	$—	$—
Amortization:
Actuarial loss	$17	$15	$4	$3	$—	$—
Prior service credit	—	—	—	—	(12)	(12)
Settlement and curtailment (gain) loss	2	—	—	1	—	—
Net periodic benefit cost (credit)	$1	$(1)	$—	$2	$(11)	$(10)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Service cost	$2	$2	$4	$4	$—	$4
Interest cost	58	74	11	13	4	7
Expected return on plan assets	(118)	(124)	(26)	(22)	—	—
Amortization:
Actuarial loss	52	46	14	9	—	—
Prior service credit	—	—	—	—	(35)	(16)
Settlement and curtailment (gain) loss	5	—	—	1	—	(4)
Net periodic benefit cost (credit)	$(1)	$(2)	$3	$5	$(31)	$(9)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Operating profit (loss)	$1	$1	$1	$1	$—	$1
Interest and sundry (income) expense	—	(2)	(1)	1	(11)	(11)
Net periodic benefit cost	$1	$(1)	$—	$2	$(11)	$(10)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Operating profit (loss)	$2	$2	$4	$4	$—	$4
Interest and sundry (income) expense	(3)	(4)	(1)	1	(31)	(13)
Net periodic benefit cost	$(1)	$(2)	$3	$5	$(31)	$(9)
401(k) Defined Contribution Plan
During March 2020, we announced that the company matching contributions for our 401(k) defined contribution plan, equal to up to 7% of participants' eligible compensation, covering substantially all U.S. employees, would be contributed in company stock starting from May 2020. As of January 1, 2021, we have resumed funding our matching contributions with cash.

Other Postretirement Benefit Plans
During the third quarter of 2020, the Company announced changes to a postretirement medical benefit program for certain groups of retirees. These plan amendments were effective January 1, 2021 and reduced reimbursement amounts available under certain postretirement medical benefit programs and eliminated these benefits effective January 1, 2024 for these same retiree groups.
During the second quarter of 2020, the Company announced changes to a postretirement medical benefit program for certain groups of active employees. These plan amendments were effective July 1, 2020 and reduced medical benefits for these pre-Medicare eligible and Medicare-eligible active employees who retired on or after July 1, 2020 and eliminated certain benefits effective January 1, 2024.
These plan amendments resulted in a reduction in the accumulated postretirement benefit obligation of approximately $157 million with a corresponding adjustment of $118 million in other comprehensive income, net of $39 million in deferred taxes for the nine months ended September 30, 2020. This amount is being amortized as a reduction of future net periodic cost over approximately 3.4 years, which represents the future remaining service period of eligible active employees. The interim plan remeasurement associated with these amendments resulted in an actuarial loss of $12 million recorded in the Other Comprehensive Income (Loss) for the nine months ended September 30, 2020.
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
Commodity Price Risk
We enter into commodity derivative contracts on various commodities to manage the price risk associated with forecasted purchases and sales of material used in our manufacturing process. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases and sales of commodities.

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. The notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at September 30, 2021 and December 31, 2020.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $300 million at September 30, 2021 and December 31, 2020, respectively.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at September 30, 2021 and December 31, 2020:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2021		2020		2021	2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$350	$362	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income. As of September 30, 2021 and December 31, 2020, there was no ineffectiveness on hedges designated as net investment hedges.

The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2021 and December 31, 2020:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2021	2020	2021	2020	2021	2020		2021	2020
Derivatives accounted for as hedges(1)
Commodity swaps/options	$268	$215	$48	$39	$3	$4	(CF)	21	30
Foreign exchange forwards/options	2,871	3,028	107	58	62	110	(CF/NI)	125	134
Cross-currency swaps	1,275	1,275	25	23	27	86	(CF)	89	98
Interest rate derivatives	300	300	—	—	7	28	(CF)	44	53
Total derivatives accounted for as hedges			$180	$120	$99	$228
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$1	$—	$—	$—	$—	N/A	0	0
Foreign exchange forwards/options	2,970	4,161	33	25	17	96	N/A	11	12
Total derivatives not accounted for as hedges			33	25	17	96
Total derivatives			$213	$145	$116	$324

Current			$205	$103	$80	$152
Noncurrent			8	42	36	172
Total derivatives			$213	$145	$116	$324
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2021	2020
Cash flow hedges
Commodity swaps/options		$9	$23
Foreign exchange forwards/options		62	(37)
Cross-currency swaps		40	(62)
Interest rate derivatives		1	13
Net Investment hedges
Foreign currency		7	(14)
		119	(77)

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options	Cost of products sold	$21	$(4)
Foreign exchange forwards/options	Net sales	(2)	2
Foreign exchange forwards/options	Cost of products sold	(9)	11
Foreign exchange forwards/options	Interest and sundry (income) expense	14	(21)
Cross-currency swaps	Interest and sundry (income) expense	37	(51)
		61	(63)

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2021	2020
Foreign exchange forwards/options	Interest and sundry (income) expense	$38	$(18)
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended September 30, 2021 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(14) million and $2 million for the three months ended September 30, 2021 and 2020, respectively. The tax impact of the net investment hedges was $(2) million and $5 million for the three months ended September 30, 2021 and 2020, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended September 30, 2021 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(4)
Millions of dollars		2021	2020
Cash flow hedges
Commodity swaps/options		$63	$(8)
Foreign exchange		69	58
Cross-currency swaps		84	33
Interest rate derivatives		21	(53)
Net investment hedges
Foreign currency		4	39
		$241	$69

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(5)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options	Cost of products sold	$50	$(21)
Foreign exchange forwards/options	Net sales	—	5
Foreign exchange forwards/options	Cost of products sold	(3)	20
Foreign exchange forwards/options	Interest and sundry (income) expense	43	(52)
Cross-currency swaps	Interest and sundry (income) expense	88	(40)
		$178	$(88)

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2021	2020
Foreign exchange forwards/options	Interest and sundry (income) expense	$70	$(1)
(4)Change in gain (loss) recognized in OCI (effective portion) for the nine months ended September 30, 2021 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(20) million and $(25) million for the nine months ended September 30, 2021 and 2020, respectively. The tax impact of the net investment hedges was $(1) million and $(12) million for the nine months ended September 30, 2021 and 2020, respectively.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the nine months ended September 30, 2021 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2021, and 2020. There were no hedges designated as fair value for the periods ended September 30, 2021, and 2020. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $54 million at September 30, 2021.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are as follows:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2 (2)		Total
Measured at fair value on a recurring basis:	2021	2020	2021	2020	2021	2020	2021	2020
Short-term investments (1)	$2,105	$2,164	$1,926	$1,603	$179	$561	$2,105	$2,164
Net derivative contracts	—	—	—	—	97	(179)	97	(179)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
(2)Change in level 2 short-term investments is primarily driven by the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Elica PB India Acquisition
As of September 30, 2021, the Company consolidates Elica PB India. As a result, the previously held equity interest of 49% was remeasured at a fair value of $74 million (Level 2 input) on the acquisition date, resulting in an implied fair value of approximately $150 million.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
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
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Turkey Subsidiary Divestment
During the second quarter of 2021, we entered into a share transfer agreement to sell our Turkish subsidiary and the sale was completed on June 30, 2021. Fair value was calculated based on the cash purchase price, subject to customary adjustments at closing (Level 2 input), and we recorded a loss on sale and disposal of businesses of $40 million for the write-down of the assets to the fair value of $111 million. An immaterial adjustment to the loss on sale and disposal of business was recorded in the third quarter of 2021.
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.86 billion and $6.13 billion at September 30, 2021 and December 31, 2020, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest (1)
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income
Net earnings	440	433	—	—	—	7
Other comprehensive income	124	—	124	—	—	—
Comprehensive income	564	433	124	—	—	7
Stock issued (repurchased)	(141)	—	—	(141)	—	—
Dividends declared	(79)	(79)	—	—	—	—
Balances, March 31, 2021	5,139	9,079	(2,687)	(2,283)	113	917
Comprehensive income
Net earnings	580	581	—	—	—	(1)
Other comprehensive income	229	—	228	—	—	1
Comprehensive income	809	581	228	—	—	—
Stock issued (repurchased)	8	—	—	7	1	—
Dividends declared	(88)	(88)	—	—	—	—
Divestitures	(783)	—	—	—	—	(783)
Balances, June 30, 2021	5,085	9,572	(2,459)	(2,276)	114	134
Comprehensive income
Net earnings	486	471	—	—	—	15
Other comprehensive income	46	—	47	—	—	(1)
Comprehensive income	532	471	47	—	—	14
Stock issued (repurchased)	(419)	—	—	(419)	—	—
Dividends declared	(88)	(86)	—	—	—	(2)
Acquisitions(2)	19	—	—	—	—	19
Balances, September 30, 2021	$5,129	$9,957	$(2,412)	$(2,695)	$114	$165
(1)Decrease of $783 million in noncontrolling interest is mainly due to the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
(2)Amount reflects the fair value of Elica PB India non-controlling interest.

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2019	$4,210	$7,962	$(2,618)	$(2,169)	$112	$923
Comprehensive income
Net earnings	149	154	—	—	—	(5)
Other comprehensive income	(95)	—	(97)	—	—	2
Comprehensive income	54	154	(97)	—	—	(3)
Stock issued (repurchased)	(115)	—	—	(115)	—	—
Dividends declared	(75)	(75)	—	—	—	—
Balances, March 31, 2020	$4,074	$8,041	$(2,715)	$(2,284)	$112	$920
Comprehensive income
Net earnings	20	30	—	—	—	(10)
Other comprehensive income	(16)	—	(16)	—	—	—
Comprehensive income	4	30	(16)	—	—	(10)
Stock issued (repurchased)	19	—	—	19	—	—
Dividends declared	(83)	(80)	—	—	—	(3)
Balances, June 30, 2020	4,014	7,991	(2,731)	(2,265)	112	907
Comprehensive income
Net earnings	393	392	—	—	—	1
Other comprehensive income	(23)	—	(23)	—	—	—
Comprehensive income	370	392	(23)	—	—	1
Stock issued (repurchased)	55	—	—	54	1	—
Dividends declared	(77)	(76)	—	—	—	(1)
Balances, September 30, 2020	$4,362	$8,307	$(2,754)	$(2,211)	$113	$907

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2021			2020
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$8	(2)	$6	$(117)	5	$(112)
Cash flow hedges	50	(14)	36	—	—	—
Pension and other postretirement benefits plans	9	(5)	4	118	(29)	89
Other comprehensive income (loss)	67	(21)	46	1	(24)	(23)
Less: Other comprehensive income (loss) available to noncontrolling interests	(1)	—	(1)	—	—	—
Other comprehensive income (loss) available to Whirlpool	$68	$(21)	$47	$1	$(24)	$(23)

	Nine Months Ended September 30,
	2021			2020
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$334	$(1)	$333	$(350)	$(12)	$(362)
Cash flow hedges	58	(21)	37	118	(25)	93
Pension and other postretirement benefits plans	42	(13)	29	180	(44)	136
Other comprehensive income (loss)	434	(35)	399	(52)	(81)	(133)
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	2	—	2
Other comprehensive income (loss) available to Whirlpool	$434	$(35)	$399	$(54)	$(81)	$(135)
(2)Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$9	$34	Interest and sundry (income) expense
Currency translation related to divestitures	$—	$(198)	(Gain) loss on sale and disposal of businesses
Total	$9	$(164)

Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2021	2020	2021	2020
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$471	$392	$1,485	$576
Denominator for basic earnings per share - weighted-average shares	62.2	62.6	62.7	62.6
Effect of dilutive securities - share-based compensation	0.5	0.7	0.5	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	62.7	63.3	63.2	63.1
Anti-dilutive stock options/awards excluded from earnings per share	0.1	1.1	0.1	1.7
Share Repurchase Program
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. As of September 30, 2021, there were no remaining funds available under this program. On April 19, 2021, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date. At September 30, 2021, there were approximately $1.9 billion in remaining funds authorized under this program. During the nine months ended September 30, 2021, we repurchased approximately 3.0 million shares under these share repurchase programs at an aggregate price of approximately $641 million
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.
(12)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans.
On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company's continued cost reduction efforts. The workforce reduction plan included a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020. These actions were completed in 2020 and the Company incurred $102 million in employee termination costs related to these actions. The remaining cash settlement of $15 million will occur throughout 2021, 2022 and 2023.
During the third quarter of 2020, the Company committed to workforce reductions outside of the United States, as part of the Company’s previously announced continued cost reduction efforts. The Company has incurred $93 million of the approximately $148 million total costs and the action will be substantially complete in 2021. Cash settlement of $80 million has been paid to date with the remaining cash settlement expected to be paid primarily over the duration of 2021.
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
In connection with this action, we have incurred approximately $141 million total costs comprising $43 million in asset impairment costs, $25 million in other associated costs and $73 million in employee-related costs through September 30, 2021. The Company has commenced the collective dismissal process which had been previously postponed in Italy as a result of the COVID-19 pandemic, and expects substantially all of the remaining $59 million cash settlement to occur in 2021, subject to the outcome of current litigation involving the unions, which should be resolved in 2021. Any negative outcome is not currently expected to materially impact cost, but could delay cash settlement into 2022.
The following table summarizes the changes to our restructuring liability during the nine months ended September 30, 2021:

Millions of dollars	December 31, 2020	Charges to Earnings	Cash Paid	Non-Cash and Other	September 30, 2021
Employee termination costs	$145	$32	$(72)	$—	$105
Asset impairment costs	8	1	—	(1)	8
Facility exit costs	—	1	(1)	—	—
Other exit costs	20	1	(16)	(6)	(1)
Total	$173	$35	$(89)	$(7)	$112
The following table summarizes the restructuring charges by operating segment for the period presented:

Nine Months Ended
Millions of dollars	September 30, 2021
North America	$—
EMEA	32
Latin America	—
Asia	2
Corporate / Other	1
Total	$35
(13)    INCOME TAXES
Income tax expense was $100 million and $353 million for the three and nine months ended September 30, 2021, respectively, compared to income tax expense of $141 million and $231 million in the same periods of 2020.
For the three months ended September 30, 2021, the decrease in tax expense from the prior period is primarily due to a tax benefit from tax audits and settlements related to the favorable outcome of certain tax litigation in Brazil. Specifically, on September 24, 2021, the Brazilian Supreme Court rendered a favorable decision in a case involving an unrelated taxpayer but applicable to Whirlpool and certain other companies, that exempts interest income received from the Brazilian government from income tax, resulting in a tax benefit of approximately $34 million. For the nine months ended September 30, 2021, the increase in tax expense from the prior period is due to higher overall earnings and related tax expense, partially offset by the tax effect of divestitures, audits and settlements and legal entity restructuring.

The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Earnings before income taxes	$586	$534	$1,859	$793

Income tax expense computed at United States statutory tax rate	123	112	390	167
State and local taxes, net of federal tax benefit	17	15	49	22
Valuation allowances	3	6	5	12
Audit and settlements	(32)	14	(17)	31
U.S. foreign income items, net of credits	(1)	(2)	(1)	(1)
Changes in enacted tax rates	—	(6)	(14)	(6)
Divestiture tax impact	(1)	—	(22)	—
Legal entity restructuring tax impact	—	—	(46)	—
Other	(9)	2	9	6
Income tax expense (benefit) computed at effective worldwide tax rates	$100	$141	$353	$231
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
An immaterial adjustment to the loss on sale and disposal of business was recorded in the third quarter of 2021.
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
The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia (1)	Other / Eliminations	Total Whirlpool
Net sales
2021	$3,113	$1,256	$841	$278	$—	$5,488
2020	2,961	1,258	719	353	—	5,291
Intersegment sales
2021	$89	$30	$327	$47	$(493)	$—
2020	84	31	344	117	(576)	—
Depreciation and amortization
2021	$43	$39	$17	$4	$16	$119
2020	53	42	16	19	16	146
EBIT
2021	$553	$28	$73	$24	$(48)	$630
2020	560	43	77	6	(101)	585
Total assets
September 30, 2021	$7,990	$10,032	$4,148	$1,646	$(3,422)	$20,394
December 31, 2020	7,597	11,296	4,244	2,573	(5,274)	20,436
Capital expenditures
2021	$42	$31	$34	$6	$9	$122
2020	34	29	12	10	11	96

	Nine Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia (1)	Other / Eliminations	Total Whirlpool
Net sales
2021	$9,200	$3,676	$2,336	$958	$—	$16,170
2020	8,002	2,973	1,771	912	—	13,658
Intersegment sales
2021	$244	$76	$950	$239	$(1,509)	$—
2020	203	70	894	275	(1,442)	—
Depreciation and amortization
2021	$132	$129	$48	$22	$47	$378
2020	143	123	47	52	49	414
EBIT
2021	$1,716	$80	$209	$50	$(62)	$1,993
2020	1,176	(38)	119	(28)	(294)	935
Total assets
September 30, 2021	$7,990	$10,032	$4,148	$1,646	$(3,422)	20,394
December 31, 2020	7,597	11,296	4,244	2,573	(5,274)	20,436
Capital expenditures
2021	$107	$78	$77	$18	$26	$306
2020	87	61	38	33	32	251
(1) Decrease in Total assets of Asia region is mainly due to the deconsolidation of Whirlpool China. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Items not allocated to segments:
Restructuring costs	$(7)	$(63)	$(35)	$(186)
Gain (loss) on previously held equity interest	42	—	42	—
Gain (loss) on sale and disposal of businesses	(13)	7	107	7
Corrective action recovery	—	13	—	13
Corporate expenses and other	(70)	(58)	(176)	(128)
Total other/eliminations	$(48)	$(101)	$(62)	$(294)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2021	2020	2021	2020
Operating profit	$552	$563	$1,854	$897
Interest and sundry (income) expense	(78)	(22)	(139)	(38)
Total EBIT	$630	$585	$1,993	$935
Interest expense	44	51	134	142
Income tax expense	100	141	353	231
Net earnings (loss)	$486	$393	$1,506	$562
Less: Net earnings available to noncontrolling interests	15	1	21	(14)
Net earnings (loss) available to Whirlpool	$471	$392	$1,485	$576
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
In connection with the sale, we recorded a gain, net of transaction and other costs, of $284 million during the second quarter of 2021. The gain on sale is equal to the difference between the total transaction amount and carrying value of Whirlpool China, which includes $74 million of cumulative foreign currency translation adjustments and $80 million of goodwill allocated to the disposal group. The total transaction amount includes $193 million of consideration received from the sale of Whirlpool China shares, $214 million for the fair value of the interest retained and the $783 million carrying value of the equity interest in Whirlpool China. The fair value of the interest retained was based on the ownership amount and the stock price of Whirlpool China as of the closing date of the transaction and we account for the remaining equity interest under the equity method accounting as of June 30, 2021.
Earnings before income taxes prior to the share transfer of Whirlpool China were not material to the Company for the period presented.

The following table presents the carrying amounts of the major classes of Whirlpool China’s assets and liabilities as of September 30, 2021 and December 31, 2020.

Millions of dollars	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$—	$324
Accounts receivable, net of allowance of $0 and $11, respectively	—	85
Inventories	—	98
Prepaid and other current assets	—	93
Property, net of accumulated depreciation of $0 and $189, respectively	—	309
Other noncurrent assets (1)	—	283
Total assets	$—	$1,192

Accounts payable	$—	$216
Accrued expenses	—	53
Other current liabilities	—	254
Other noncurrent liabilities	—	7
Total liabilities	$—	$530
(1) Other non current assets include allocated goodwill of $80 million.
Turkey Subsidiary Divestment
On May 17, 2021, we entered into a share transfer agreement with Arçelik A.Ş. ("Arçelik") to sell our Turkish subsidiary for a cash purchase price of €78 million (approximately $93 million on June, 30 2021), subject to customary adjustments at closing.
On June 30, 2021, we completed the sale of the Turkish subsidiary. In connection with the sale, we recorded a loss on disposal of $164 million in the second quarter of 2021. The loss includes a charge of $40 million for the write-down of the assets of the disposal group to fair value and allocated goodwill, and $124 million of cumulative foreign currency translation adjustments included in the carrying amount of the disposal group. During the third quarter of 2021, amounts for working capital and other customary post-closing adjustments were finalized and an additional $13 million loss related to the sale of business was recorded.
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
OVERVIEW
Whirlpool delivered very strong third-quarter GAAP net earnings available to Whirlpool of $471 million (net earnings margin of 8.6%), or $7.51 per share, compared to GAAP net earnings available to Whirlpool of $392 million (net earnings margin of 7.4%), or $6.19 per share in the same prior-year period. Strong cash provided by (used in) operating activities of $1.3 billion, compared to $407 million in 2020 and adjusted free cash flow(1) (non-GAAP) of $1.3 billion, compared to $170 million in 2020, was driven by higher net earnings; adjusted free cash flow also included the completion of the partial tender offer for Whirlpool China and the divestiture of our Turkish subsidiary.
Whirlpool delivered very strong third-quarter ongoing (non-GAAP) earnings per share of $6.68 and ongoing EBIT margin of 11.1%, compared to $6.83 and 11.9% in the same prior-year period. On a GAAP and ongoing basis, strong revenue growth driven by positive price/mix in a continued strong consumer demand environment, offset raw material inflation.

We are very pleased with our ability to capitalize on strong global demand while successfully executing on our go-to-market strategy, including executing our previously announced cost-based price increases, and navigating the macroeconomic environment. These results again demonstrate the agility and resiliency of our business model as our results have exceeded our long term goals and provide us the confidence to issue updated long-term financial goals as we are structurally positioned to build on our record results.

(1) The Company defines adjusted free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash, which is consistent with the previous definition of free cash flow.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2021	2020	Better/(Worse) %	2021	2020	Better/(Worse) %
Net sales	$5,488	$5,291	3.7%	$16,170	$13,658	18.4%
Gross margin	1,108	1,148	(3.5)	3,347	2,476	35.2
Selling, general and administrative	524	513	(2.1)	1,526	1,354	(12.7)
Restructuring costs	7	63	88.9	35	186	81.2
(Gain) loss on sale and disposal of businesses	15	(7)	nm	(105)	(7)	nm
Interest and sundry (income) expense	(78)	(22)	nm	(139)	(38)	nm
Interest expense	44	51	13.7	134	142	5.6
Income tax expense (benefit)	100	141	29.1	353	231	(52.8)
Net earnings available to Whirlpool	$471	$392	20.2%	$1,485	$576	nm
Diluted net earnings available to Whirlpool per share	$7.51	$6.19	21.3%	$23.47	$9.14	nm
nm = not meaningful
Consolidated net sales increased 3.7% and 18.4% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily driven by favorable product price/mix, partially offset by lower volume which includes the impact from divestitures. The increase for the nine months ended September 30, 2021 was primarily driven by favorable product price/mix, higher volume and the favorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 2.9% and 17.2% for the three and nine months ended September 30, 2021, compared to the same periods in 2020.
The consolidated gross margin percentage for the three months ended September 30, 2021 decreased to 20.2% compared to 21.7% in the same prior-year period, primarily driven by raw material inflation and lower volume, partially offset by favorable product price/mix. The consolidated gross margin percentage for the nine months ended September 30, 2021 increased to 20.7% from 18.1% in the same prior-year period. The increase was primarily driven by favorable product price/mix and higher volume, partially offset by raw material inflation.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by the COVID-19 pandemic in the area of manufacturing operations. Excess capacity costs were not material for the three and nine months ended September 30, 2021. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other COVID-19 related impacts.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

NORTH AMERICA
Net Sales
Net sales increased 5.1% and 15.0% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily driven by favorable product price/mix, partially offset by decreased volume. The increase for the nine months ended September 30, 2021 was primarily driven by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 4.9% and 14.4% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

EBIT
EBIT decreased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to raw material inflation and lower volume, partially offset by favorable product price/mix. EBIT increased for the nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the favorable product price/mix, partially offset by raw material inflation and increased marketing spend. EBIT margin was 17.7% and 18.7% for the three and nine months ended September 30, 2021, respectively, compared to 18.9% and 14.7% for the same periods in 2020.
EMEA
Net Sales

Net sales was flat for the three months ended September 30, 2021 compared to the same period in 2020 primarily driven by reduced volume, partially offset by favorable product price/mix and the impact of foreign currency. Net sales increased 23.6% for the nine months ended September 30, 2021, compared to the same period in 2020 driven by higher volume, the favorable impact of foreign currency and product price/mix. Excluding the impact from foreign currency, net sales decreased 1.6% and increased 17.6% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

EBIT

EBIT decreased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to raw material inflation, partially offset by higher cost productivity and favorable product price/mix. EBIT increased for the nine months ended September 30, 2021 driven by higher cost productivity, increased volume and product price/mix, partially offset by raw material inflation. EBIT margin was 2.2% for the three and nine months ended September 30, 2021, compared to 3.4% and (1.3)% for the same periods in 2020.

LATIN AMERICA
Net Sales
Net sales increased 17.0% and 31.9% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily driven by favorable product price/mix and the impact of foreign currency, partially offset by lower volume. The increase for the nine months ended September 30, 2021 was driven by higher volume and favorable product price/mix, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 14.5% and 36.3% for the three and nine months ended September 30, 2021, respectively, compared to the same prior periods in 2020.

EBIT
EBIT decreased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to raw material inflation and unfavorable impact of foreign currency, partially offset by product price/mix. EBIT increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to favorable product price/mix and higher volumes, partially offset by raw material inflation and the unfavorable impact of foreign currency. EBIT margin was 8.7% and 9.0% for the three and nine months ended September 30, 2021, respectively, compared to 10.7% and 6.7% for the same periods in 2020.

ASIA
Net Sales
Net sales decreased 21.3% and increased 5.1% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. This decrease for the three months ended September 30, 2021 was primarily driven by the sale of Whirlpool China, partially offset by favorable product price/mix. The increase for the nine months ended September 30, 2021 was primarily driven by favorable product price/mix, partially offset by the deconsolidation of Whirlpool China. Excluding the impact from foreign currency, net sales decreased 21.5% and increased 3.0% for the three and nine months ended September 30, 2021, compared to the same periods in 2020.
EBIT
EBIT increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase for the three months ended September 30, 2021 was primarily due to the sale of Whirlpool China, favorable product price/mix and lower marketing spend. The increase for the nine months ended September 30, 2021 was driven by the sale of Whirlpool China, favorable product price/mix and cost productivity, partially offset by raw material inflation. EBIT margin was 8.6% and 5.2% for the three and nine months ended September 30, 2021, compared to 1.8% and (3.0)% for the same periods in 2020.
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2021	As a % of Net Sales	2020	As a % of Net Sales	2021	As a % of Net Sales	2020	As a % of Net Sales
North America	$227	7.3%	$181	6.1%	$614	6.7%	$517	6.5%
EMEA	117	9.4	129	10.3	379	10.3	330	11.1
Latin America	70	8.3	65	9.0	192	8.2	172	9.7
Asia	27	9.7	57	16.2	120	12.6	167	18.4
Corporate/other	83	—	81	—	221	—	168	—
Consolidated	$524	9.5%	$513	9.7%	$1,526	9.4%	$1,354	9.9%
Consolidated selling, general and administrative expenses increased for the three months ended September 30, 2021 compared to the same period in 2020 is primarily driven by increased marketing investment. The increase for the nine months ended September 30, 2021 compared to the same period in 2020 is primarily driven by employee compensation accruals and increased marketing investment.
Restructuring
We incurred restructuring charges of $7 million and $35 million for the three and nine months ended September 30, 2021, respectively, compared to $63 million and $186 million for the same periods in 2020. For the full year 2021, we expect to incur up to $50 million of restructuring charges driven by previously announced actions.

For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
(Gain) Loss on Disposal of Businesses
On May 6, 2021, the partial tender offer for Whirlpool China was completed and subsequent to the deconsolidation of the entity we recorded a gain of $284 million for the three and nine months ended September 30, 2021.
On June 30, 2021, we completed the sale of our Turkish subsidiary and incurred a loss of $164 million for the three and six months ended June 30, 2021. During the third quarter of 2021, an additional loss of $13 million related to the final purchase price adjustments was recorded, increasing the total loss to $177 million for the nine months ended 2021.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to a gain of $42 million on previously held equity interest of 49% in Elica PB India and the impact of changes to other postretirement benefit plans.
For additional information, see Notes 1 and 8 to the Consolidated Condensed Financial Statements.
Interest Expense
Interest expense decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to short-term debt reduction.
Income Taxes
Income tax expense was $100 million and $353 million for the three and nine months ended September 30, 2021, compared to income tax expense of $141 million and $231 million in the same periods of 2020.
For the three months ended September 30, 2021, the decrease in tax expense from the prior period is primarily due to a tax benefit from tax audits and settlements related to the favorable outcome of certain tax litigation in Brazil. Specifically, on September 24, 2021, the Brazilian Supreme Court rendered a favorable decision in a case involving an unrelated taxpayer but applicable to Whirlpool and certain other companies, that exempts interest income received from the Brazilian government from income tax, resulting in a tax benefit of approximately $34 million. For the nine months ended September 30, 2021, the increase in tax expense from the prior period is due to higher overall earnings and related tax expense, partially offset by the tax effect of divestitures, audits and settlements and legal entity restructuring.
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
The Company believes that adjusted free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. Whirlpool has historically been able to leverage its strong adjusted free cash flow generation to fund our operations, pay for any debt servicing costs and allocate capital for reinvestment in our business, funding share repurchases and dividend payments.
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

COVID-19 pandemic

The COVID-19 pandemic has created significant volatility in the macroeconomic environment and global financial markets. We believe we have a strong financial position and the liquidity required to withstand economic uncertainty during this volatile period in consideration of the following:
•Solid investment grade credit rating
•Ample buffers in our financial covenants to withstand additional debt or reduction to equity
•$2.9 billion of cash and cash equivalents at September 30, 2021 with $3.7 billion remaining on our committed credit facilities
•Strong working capital management
•Focused cost takeout and price/mix actions helped offset raw material inflation, delivering strong margin profile

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $2.9 billion at September 30, 2021, the majority of which was held in the United States. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At September 30, 2021, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (8.0%) and Brazil (1.9%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Italy and Brazil, which represented 1.3% and 1.2%, respectively. We continue to monitor general financial instability and uncertainty globally.

Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility. There were no amounts borrowed on the facility during the nine months ended September 30, 2021. On March 13, 2020, we initiated a borrowing of approximately $2.2 billion which was fully repaid by December 31, 2020.
We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of September 30, 2021. We closely monitor our ability to meet these covenants in future periods and expect to continue to be in compliance.

At September 30, 2021, we had aggregate borrowing capacity of approximately $3.7 billion on our committed credit facilities, consisting of $3.5 billion under the Amended Long-Term Facility and approximately $197 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At September 30, 2021, we have no notes payable under the revolving credit facility. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material effect from customer insolvencies during the three months ended September 30, 2021, nor do we have immediate visibility into customer insolvency situations materializing in the future. We continue to monitor these situations and take appropriate risk mitigation steps in light of the current environment.
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
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2021	2020
Cash provided by (used in):
Operating activities	$1,294	$407
Investing activities	(446)	(224)
Financing activities	(856)	1,531
Effect of exchange rate changes	(51)	(125)
Net change in cash, cash equivalents and restricted cash	$(59)	$1,589

Cash Flows from Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2021 increased compared to the same period in 2020. The increase was primarily driven by higher cash earnings, a decrease in promotional spend, and improved working capital. The working capital improvement was driven by increased accounts payable driven by higher costs and our ongoing accounts receivable and credit management actions, partially offset by increased inventory due to higher input costs and demand driven production increases.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2021 includes a decrease of $393 million due to divestitures, representing cash and cash equivalents held in Whirlpool China and the Turkey subsidiary, and the net impact of the acquisition of Elica PB India. The increase in cash used in investing activities was partially offset by proceeds of approximately $193 million for the sale of majority shareholding in Whirlpool China and approximately $93 million for the sale of the Turkey subsidiary.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2021 increased by $2.4 billion compared to the same period in 2020, which primarily reflects reduced borrowings of long-term debt, a reduction on short-term borrowing and increased share repurchases compared to the same prior-year period.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion at September 30, 2021. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at September 30, 2021 or December 31, 2020. The Company did not renew a prior $500 million COVID-19 related short term facility, which matured on its original expiration date in April 2021.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.
Dividends
In April 2021, our Board of Directors approved a 12.0% increase in our quarterly dividend on our common stock to $1.40 per share from $1.25 per share, representing the 9th consecutive year of increased dividends.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2021, we had approximately $343 million outstanding under these agreements.
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
•Adjusted free cash flow
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

Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Net earnings available to Whirlpool (1)	$471	$392	$1,485	$576
Net earnings (loss) available to noncontrolling interests	15	1	21	(14)
Income tax expense (benefit)	100	141	353	231
Interest expense	44	51	134	142
Earnings before interest & taxes	$630	$585	$1,993	$935
Restructuring expense (a)	7	63	35	186
(Gain) loss on previously held equity interest (b)	(42)	—	(42)	—
(Gain) loss on sale and disposal of businesses (c)	13	(7)	(107)	(7)
Corrective action recovery (d)	—	(13)	—	(13)
Ongoing EBIT(2)	$608	$628	$1,879	$1,101
(1)Net earnings margin is approximately 8.6% and 9.2% for the three and nine months ended September 30, 2021, respectively, compared to 7.4% and 4.2% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.
(2)Ongoing EBIT margin is approximately 11.1% and 11.6% for the three and nine months ended September 30, 2021, respectively, compared to 11.9% and 8.1% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.
The earnings per diluted share GAAP measure and ongoing measure for the third quarter of 2021 and 2020 are presented net of tax, while each adjustment is presented on a pre-tax basis. Our third-quarter 2021 and 2020 GAAP tax rate was 17.1% and 26.4%, respectively. The aggregate income tax impact of the taxable components of each adjustment is presented in the income tax impact line item at our third-quarter 2021 and 2020 adjusted tax rate (non-GAAP) of 25.0% and 25.0%, respectively.

Earnings Per Diluted Share	Three Months Ended
	2021	2020
Earnings per diluted share	$7.51	$6.19
Restructuring expense (a)	0.10	1.00
(Gain) loss on previously held equity interest (b)	(0.50)	—
(Gain) loss on sale and disposal of businesses (c)	0.21	(0.10)
Corrective action recovery (d)	—	(0.20)
Income tax impact	0.05	(0.17)
Normalized tax rate adjustment (e)	(0.69)	0.11
Ongoing earnings per diluted share	$6.68	$6.83

Adjusted Free Cash Flow (FCF) Reconciliation: in millions	Nine Months Ended
	2021	2020
Cash provided by (used in) operating activities	$1,294	$407
Capital expenditures	(306)	(251)
Proceeds from sale of assets and business	299	27
Change in restricted cash	9	(13)
Adjusted free cash flow	$1,296	$170

Cash provided by (used in) investing activities	$(446)	$(224)
Cash provided by (used in) financing activities	(856)	1,531

Footnotes
(a) Restructuring expense - In the third quarter of 2020, these costs were primarily related to actions that right-sized and reduced the fixed cost structure of our North America business and certain other centralized functions, attributable primarily to the macroeconomic uncertainties caused by COVID-19. In the third quarter of 2021, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our EMEA business and other centralized functions.
(b) (Gain) loss on previously held equity interest - During the third quarter of 2021, Whirlpool Corporation acquired an additional 38% equity interest in Elica PB India Private Limited (Elica PB India) for $57 million, which resulted in a controlling equity ownership of approximately 87%. The previously held equity interest of 49% in Elica PB India was remeasured at fair value of $74 million on the acquisition date, which resulted in a gain of $42 million. This gain was recorded within Interest & sundry (income) expense during the third quarter.
(c) (Gain) loss on sale and disposal of businesses - On March 31, 2021, Galanz launched its partial tender offer for majority ownership of Whirlpool China. Our subsidiary tendered approximately 31% of Whirlpool China's outstanding shares in the tender offer, with the remainder representing a noncontrolling interest of approximately 20% in Whirlpool China. The transaction closed on May 6, 2021. In connection with the closing of the transaction, we received cash proceeds of $193 million and recognized a gain on sale of $284 million.
On May 17, 2021, our subsidiary entered into a share purchase agreement to sell its Turkish subsidiary to Arçelik. As part of the agreement, Arçelik will assume responsibility for operating the manufacturing site in Manisa, Turkey, following closing. The transaction closed on June 30, 2021. In connection with the closing of the transaction, we received cash proceeds of $93 million and recognized a loss on sale of $164 million. During the third quarter of 2021, amounts for working capital and other customary post-closing adjustments were finalized and an additional $13 million loss related to the sale of business was recorded.
The net impact realized for gain on sale and disposal of businesses included in the income statement for the nine months ended September 30, 2021 is $105 million.
During the third quarter of 2019, the Company reserved approximately $7 million for an expected change in purchase price for the sale of the Embraco compressor business. Adjustments to the final purchase price were finalized as of the third quarter 2020, with no resulting change to the final purchase price, and the reserve was released and recognized as a gain during the quarter.
(d) Corrective action recovery - In Q3 2020, the Company recorded a benefit of $13 million related to a vendor recovery in our ongoing EMEA-produced washer corrective action.
(e) Normalized tax rate adjustment - During the third quarter of 2021, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0% to reconcile to our anticipated full-year effective tax rate between 24.0% and 26.0%, which excludes the gain on sale and disposal of businesses. During the third quarter of 2020, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0%, to reconcile to our anticipated full-year 2020 effective tax between 23.0% and 25.0%.

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

2021
Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2021	~$27.80
Including:
Restructuring expense	$(0.86)
Gain (loss) on previously held equity interest	$0.49
Gain (loss) on sale and disposal of businesses	$1.71
Income tax impact	$(0.34)
Normalized tax rate adjustment	$0.54

Industry Demand
North America	10%+
EMEA	2% - 4%
Latin America	2% - 4%
Asia	6% - 8%
For the full-year 2021, we expect to generate cash from operating activities of approximately $1.95 billion and adjusted free cash flow of approximately $1.70 billion, including restructuring cash outlays of approximately $175 million and capital expenditures of approximately $600 million.
The table below reconciles projected 2021 cash provided by operating activities determined in accordance with GAAP to adjusted free cash flow, a non-GAAP measure. Management believes that adjusted free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. We define adjusted free cash flow as cash provided by operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

Millions of dollars	2021
Current Outlook
Cash provided by (used in) operating activities (1)	~$1,950
Capital expenditures, proceeds from sale of assets/businesses and changes in restricted cash	(250)
Adjusted free cash flow	~$1,700
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, we expect to continue to be impacted by the following factors: global shortage of certain components, other supply chain constraints and cost inflation, all of which could continue in future quarters. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
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
We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. In addition, certain proprietary component parts used in some of our products are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these proprietary components for an indeterminate period of time if these single-source suppliers were to cease or interrupt production or otherwise fail to supply these components to us, which could adversely affect our product sales and operating results. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, disputes with suppliers, distributors or transportation providers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to factors largely beyond our control: a global shortage of certain components, a strain on raw materials and cost inflation, all of which could escalate in future quarters. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could have a material adverse impact on our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2017, our Board of Directors authorized a share repurchase program of up to $2 billion. As of September 30, 2021, there were no remaining funds available under this program. On April 19, 2021, our Board of Directors authorized an additional share repurchase program of up to $2 billion, which has no expiration date. At September 30, 2021, there were approximately $1.9 billion in remaining funds authorized under this program. During the nine months ended September 30, 2021, we repurchased approximately 3.0 million shares under these share repurchase programs at an aggregate price of approximately $641 million

The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2021:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2021 through July 31, 2021	191,356	$219.46	191,356	$2,289
August 1, 2021 through August 31, 2021	680,567	225.52	680,567	2,136
September 1, 2021 through September 30, 2021	1,115,456	220.30	1,115,456	1,890
Total	1,987,379	$222.01	1,987,379
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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 22, 2021