Form 10-K
period 2021-12-31
WHIRLPOOL CORP /DE/
filed 2022-02-10
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of voting common stock of the registrant held by stockholders not including voting stock held by directors and executive officers of the registrant and certain employee plans of the registrant (the exclusion of such shares shall not be deemed an admission by the registrant that any such person is an affiliate of the registrant) at the close of business on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $13,381,984,844.

On February 4, 2022, the registrant had 58,611,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated:

Document	Part of Form 10-K into which incorporated
The registrant's proxy statement for the 2022 annual meeting of stockholders (the "Proxy Statement")	Part III

WHIRLPOOL CORPORATION
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2021

PART I

ITEM 1.	BUSINESS

Our Company Improving life at home has been at the heart of our business for 110 years – it is why we exist and why we are passionate about what we do.
Whirlpool Corporation ("Whirlpool"), committed to being the best global kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in 10 countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America; Europe, Middle East and Africa ("EMEA"); Latin America and Asia. Whirlpool had approximately $22 billion in annual net sales and 69,000 employees in 2021.

As used herein, and except where the context otherwise requires, "Whirlpool," "the Company," "we," "us," and "our" refer to Whirlpool Corporation and its consolidated subsidiaries.
Our Strategic Architecture
Our strategic architecture is the foundational component that drives our shareholder value creation and strategy. Below are the key components of our strategic architecture.

## WHY?

**Our Vision** — Be the best kitchen & laundry company, in constant pursuit of improving life at home.

## WHAT?

**Our Mission** — Earn trust and create demand for our brands in a digital world.

**Strategic Imperatives**

1. Deliver Product Leadership
2. Redefine What Product Is
3. Win the Digital Consumer Journey
4. Reinvent Our Value Chain

## HOW?

**Leadership Behaviors**

- Passion for our consumer
- Straight talk
- Bias for action
- Lead with impact
- Accountability

- Serve
- Listen
- Build
- Lead

**Our Values** — Integrity • Respect • Inclusion & Diversity • One Whirlpool • Spirit of Winning

Unique Global Position
Whirlpool Corporation is committed to delivering significant, long-term value to both our consumers and our shareholders. For consumers, we deliver value through innovative, high-quality products that solve everyday problems while saving time, energy and water.

We have an agile and resilient business model which enables us to succeed in any operating environment. Our proven value creating approach is enabled by our unique global position: global leading scale, accelerating our pace of innovation, best brand portfolio and best cost position.
Global Leading Scale
We are committed to being the best global kitchen and laundry company.
Our global footprint includes a balance of developed countries and emerging markets, including a leading market share position in many of the key countries in which we operate. We believe we are well positioned to continue to convert demand into profitable growth.
Accelerating Our Pace of Innovation
Whirlpool Corporation has been responsible for a number of first-to-market innovations. These include the first electric wringer washer in 1911, the first residential stand mixer in 1919, the first countertop microwave in 1967, the first energy and water efficient top-load washer in 1998 and the first top-load washer removable agitator in 2021, among others. In 2020, the KitchenAid brand introduced its largest-capacity third rack dishwasher designed to help families load more dishes and run the product less, promoting water and energy savings. Our holistic innovation approach, using Design for Sustainability principles in our global platforms, connects product sustainability directly with our business goals. We are proud of our track record of innovation and our progress on sustainable innovation with eco-efficient products that reduce environmental impacts.
We are committed to continue innovating for a new generation of consumers. Our world-class innovation pipeline has accelerated over the last few years, driven by consistent innovation and a passionate culture of employees focused on bringing new technologies to market. In 2021, we launched more than 100 new products throughout the world, demonstrating our commitment to innovation, including our new premium top load washer in North America featuring the industry's first removable agitator which was named one of the "100 greatest inventions" of 2021 by Popular Science, new iF Design Award winner built-in steam oven in EMEA, and multiple new KitchenAid small appliances including espresso makers and stand mixer attachments. We also expanded our footprint in consumables with new scents of Swash detergent.
As the shift to digital continues, consumers continue to desire connected appliances which fit seamlessly into the larger home ecosystem. As a leading connected appliance manufacturer, we are excited to bring new connected products and technologies to market, including voice control with a compatible smart home assistant, food recognition and automatic laundry detergent replenishment. Additionally, in 2021, we enabled an over-the-air update to qualified connected appliances, delighting the consumer with added Air Frying capabilities in their existing products. Whether developed internally or with one of our many collaborators, we believe these digitally-enabled products and services will increasingly enhance the appliance experience for our consumers, as demonstrated by our highly rated mobile apps.

Whirlpool manufactures and markets a full line of major home appliances and related products. Our principal products are laundry appliances (including commercial laundry appliances), refrigerators and freezers, cooking appliances, and dishwashers. Additionally, the Company has a robust portfolio of small domestic appliances, including the KitchenAid stand mixer. Prior to the divestiture of our Embraco business on July 1, 2019, we also produced compressors for refrigeration systems. The following chart provides the percentage of net sales for each of our product categories which accounted for 10% or more of our consolidated net sales over the last three years:

Best Brand Portfolio
We have the best brand portfolio in the industry, including seven brands with more than $1 billion in revenue.
We aim to position these desirable brands across many consumer segments. Our sales are led by our global brands Whirlpool and KitchenAid. Whirlpool is trusted throughout the world as a brand that delivers innovative care daily. Our KitchenAid brand brings a combination of innovation and design that inspires and fuels the passion of chefs, bakers and kitchen enthusiasts worldwide. These two brands are the backbone of our strategy to offer differentiated products that provide exceptional performance and desirable features while remaining affordable to consumers.
Additionally, we have a number of strong regional and local brands, including Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Indesit and Yummly. These brands add to our impressive depth and breadth of kitchen and laundry product offerings and help us provide products that are tailored to local consumer needs and preferences. Our best brand portfolio in the industry, paired with our robust investment in research and development and consumer insights, positions us well to meet trends in consumer preferences and market demand.
Best Cost Position
Our global footprint and scale provides a cost benefit on everything we do and we are committed to a relentless focus on cost efficiency. The global scale enables our local-for-local production model. We are focused on producing as efficiently as possible and at scale throughout the world.
As the global environment continues to change, we believe our demonstrated ability to execute cost takeout allows us to effectively cope with macroeconomic challenges, and we see additional opportunities to further streamline our cost structure. For example, we have already taken decisive steps to further streamline our day-to-day manufacturing operations, with the divestitures of Whirlpool China and our Turkey manufacturing location. We are also on a journey to reduce the complexity of our design and product platforms. This initiative, among many others, will enable us to utilize increased modular production and improved scale in global procurement.
We believe our cost position is clearly differentiated in the appliance industry and we are committed to even further improvement, creating strong levels of value for our shareholders, regardless of the external environment.
Value Creation Framework
Our long-term value creation framework is built upon the strong foundation we have in place: our industry-leading brand portfolio and robust product innovation pipeline, supported by our global operating platform and executed by our exceptional employees throughout the world. We first introduced this framework in 2017 with a clear focus on value creation and a balanced approach to grow profitability.
We have consistently been delivering at or above all these targets and during the third quarter of 2021, we updated our value creation goals, which demonstrates our confidence in our long-term success, and are supported by strong underlying drivers, such as a positive outlook on housing, strong replacement demand and evolving consumer habits. Additionally, our demonstrated value-creating go-to-market approach, lower cost base and compelling innovation pipeline position us for continued success. Our new long-term value-creation goals reflect our agile and resilient business model, which enables us to succeed in any operating environment.
Reconciliations to the equivalent GAAP measures — net sales, net earnings, return on assets "ROA" and cash provided by (used in) operating activities — for the metrics below are not provided as they rely on market factors and other assumptions outside of our control.
We measure these value-creation components by focusing on the following key metrics:

Profitable Growth	Margin Expansion	Cash Conversion

Innovation-fueled growth at or above the market	Drive cost and price/mix to grow profitability	Asset efficiency converts profitable growth to cash
5-6%	11-12%	7-8%
Annual Organic Net Sales Growth	Ongoing EBIT Margin	FCF(1) as % of Net Sales

1) The Company defines free cash flow as cash provided by (used in) operating activities less capital expenditures.
Capital Allocation Strategy
We take a balanced approach to capital allocation by focusing on the following key metrics:
We remain confident in our ability to effectively manage our business through supply chain constraints, cost inflation and other macroeconomic factors and expect to continue delivering long-term value for our shareholders.

Regional Business Summary

North America
•In the United States, we market and distribute major home appliances and other consumer products primarily under the Whirlpool, KitchenAid, Maytag, Amana, JennAir, Roper, Affresh, Swash, everydrop and Gladiator brand names primarily to retailers, distributors and builders, as well as directly to consumers. We also market small domestic appliances under the KitchenAid brand name to retailers, distributors and directly to consumers.

•We also market Yummly, a recipe app in the United States, through the Yummly brand website and phone application stores.

•In Canada, we market and distribute major home appliances primarily under the Whirlpool, KitchenAid, Maytag, JennAir, Amana and Speed Queen brand names and small domestic appliances under the KitchenAid brand to retailers, distributors, builders, and directly to consumers.

•We sell some products to other manufacturers, distributors, and retailers for resale in North America under those manufacturers' and retailers' respective brand names.

Europe, Middle East and Africa (EMEA)
•In Europe, we market and distribute our major home appliances to retailers, distributors and directly to consumers under the Whirlpool, Indesit, Hotpoint*, Bauknecht, Ignis, Maytag and Privileg brand names. We also market major home appliances and small domestic appliances under the KitchenAid brand name primarily to retailers and distributors, as well as directly to consumers.

•We market and distribute products under the Whirlpool, Bauknecht, Maytag, Indesit, Amana and Ignis brand names to distributors and dealers in Africa and the Middle East. In Turkey, we exited our commercial operations in the second quarter of 2019 and sold our manufacturing entity in the second quarter of 2021.

•In addition to our operations in Western, Central and Eastern Europe, and Russia, we have a sales subsidiary in Morocco.

Latin America
•In Latin America, we produce, market and distribute our major home appliances, small domestic appliances and other consumer products primarily under the Consul, Brastemp, Whirlpool, KitchenAid, Acros, Maytag and Eslabon de Lujo brand names primarily to retailers, distributors and directly to consumers.

•We serve the countries of Brazil, Mexico, Bolivia, Paraguay, Uruguay, Venezuela, and certain Caribbean and Central America countries, via sales and distribution through accredited distributors.

•In July 2019, our Latin America operations sold our compressors business to a third party.

Asia
•In Asia, we market and distribute our major home appliances and small domestic appliances in multiple countries, notably in India.

•We market and distribute our products in Asia primarily under the Whirlpool, Maytag, KitchenAid, Ariston, Indesit, Bauknecht and Elica brand names through a combination of direct sales to appliance retailers and chain stores and through full-service distributors to a large network of retail stores.

•In May 2021, we sold our majority interest in Whirlpool China and subsequently retained a non-controlling interest. Whirlpool China continues to sell Whirlpool-branded products through a licensing agreement in China. In September 2021, we acquired additional interest in Elica PB India.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Competition
Competition in the major home appliance industry is intense, including competitors such as Arcelik, BSH (Bosch), Electrolux, Haier, Hisense, LG, Mabe, Midea, Panasonic and Samsung, many of which are increasingly expanding beyond their existing manufacturing footprint. The competitive environment includes the impact of a changing retail environment, including the shifting of consumer purchase practices towards e-commerce and other channels. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices. We believe that we can best compete in the current environment by focusing on introducing new and innovative products, building strong brands, enhancing trade customer and consumer value with our product and service offerings, optimizing our regional footprint and trade distribution channels, increasing productivity, improving quality, lowering costs, and taking other efficiency-enhancing measures.
Seasonality
The Company's quarterly revenues have historically been affected by a variety of seasonal factors, including holiday-driven promotional periods. In each fiscal year, the Company's total revenue and operating margins are typically highest in the third and fourth quarter. In 2021 and 2020, we have realized a seasonality pattern that differed from historical periods due to the COVID-19 pandemic and other macroeconomic factors. In 2022, the Company expects the seasonal pattern of revenues and operating margins to return to historical norms.
Raw Materials and Purchased Components
We are generally not dependent upon any one source for raw materials or purchased components essential to our business. In areas where a single supplier is used, alternative sources are generally available and can be developed within the normal manufacturing environment. Some supply disruptions and unanticipated costs may be incurred in transitioning to a new supplier if a prior single supplier relationship was abruptly interrupted or terminated. In the event of a disruption, we believe that we will be able to leverage our global scale to qualify and use alternate materials, though sometimes at premium costs. In 2021 and 2020, our industry was impacted by supply constraints with our suppliers, factories and logistics providers, based in significant part on certain weather events and natural disasters out of our control. In 2022, we expect supply constraints and disruptions, inflation and other macroeconomic factors to continue to impact our business operations.
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

Government Regulation and Protection of the Environment
At Whirlpool, we believe our vision to be the world’s best kitchen and laundry company, in constant pursuit of improving life at home, is an urgent call to action. Our commitment to sustainability is guided by this belief and brought to life through the choices and investments we make: to protect our shared environment, to support our employees’ continuous growth and ensure their safety, and to always do our best to uplift our communities. And we are uniquely placed to achieve that.
We know that an environmentally sustainable Whirlpool is a more competitive Whirlpool - a company better positioned for long-term success. Our Environmental, Social and Governance (ESG) strategy is an integral part of our long-term, globally aligned strategic imperatives and operating priorities. It is deeply embedded in our vision, mission and values as an organization. We continuously seek to identify ways to broaden our commitments to ESG efforts and make progress on our goal of making life in our homes, our communities and our operations better today and in the future.
We are committed to developing innovative products that drive efficiencies in water and energy use and save our consumers’ time. Because we consider consumer preferences and cultural influences, and differences in infrastructure and availability of resources (such as water and energy) around the world, our approach and impact vary by region. In developed countries such as the U.S. and in Europe, our journey in providing efficient appliances has been one of continuous success over decades of delivering on innovation while not sacrificing performance. It is these purposeful innovations that have improved the lives of millions of our consumers in meaningful ways.
Especially in developing countries, we have focused on the introduction of unique products, such as the twin tub semiautomatic washer in India. The low-cost unit allows washing of more clothes with better efficiency and significant time savings. These water and energy savings also help reduce our consumers’ utility bills and protect our environment. Our consumers can spend these time and financial savings taking care of their families in other ways.
In 2021, the Company announced a global commitment to reach a net zero emissions target in its plants and operations (Scopes 1 and 2) by 2030, which will cover more than 30 of Whirlpool Corporation's manufacturing sites and its large distribution centers around the world. We expect to achieve this target by generating and consuming renewable energy, including installation of wind turbines, solar panels and investing in off-site renewables through virtual power purchase agreements, improvements in energy efficiency and leveraging carbon removal to offset emissions that cannot be avoided. We are also committed to a 20 percent reduction in emissions linked to the use of our products (Scope 3, Category 11) across the globe by 2030, compared to 2016 levels. This target has been approved by the Science Based Targets initiative, and builds on the Company's earlier reduction in emissions across all scopes since 2005. We are working to design products to make them more energy and water efficient and we are investing in innovations that automate water levels, utilize cold water settings as default, and help auto-dose detergents to further lower its environmental impacts and save consumers time and money. The Company is also taking actions to reduce waste material across all global manufacturing facilities and helping to prevent food waste through educational campaigns. In April 2021, the Company issued an inaugural Sustainability Bond to further advance its global sustainability strategy focusing on actions to drive positive environmental and social impacts.
We comply with all laws and regulations regarding protection of the environment, and in many cases where laws and regulations are less restrictive, we have established and are following our own standards, consistent with our commitment to environmental responsibility. These compliance requirements tend to pair well with our ESG focus and we believe that we are in compliance, in all material respects, with presently applicable governmental provisions relating to environmental protection in the countries in which we have manufacturing operations. Compliance with these environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position during 2021 and is not expected to be material in 2022.
The entire major home appliance industry, including Whirlpool, must contend with the adoption of stricter government energy and environmental standards. These standards have been phased in over the past several years and continue to be phased in, and include the general phase-out of ozone-depleting chemicals used in refrigeration, and energy and related standards for selected major appliances, regulatory restrictions on the materials content specified for use in our products by some jurisdictions and mandated recycling of our products at the end of their useful lives. Compliance with these various standards, as they become effective, will require some product redesign. However, we believe, based on our understanding of the current state of proposed regulations, that we will be able to develop, manufacture, and market products that comply with these regulations.
Our operations are also subject to numerous legal and regulatory requirements concerning product energy usage, data privacy, cybersecurity, employment conditions and worksite health and safety. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways that delay production or make production more costly. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period.
Specific to data privacy and cybersecurity, our Board exercises oversight for our global information security and privacy programs. This includes understanding our business needs and associated risks, and reviewing management's strategy and recommendations for managing cybersecurity and privacy risks. In line with this oversight responsibility, the Audit Committee receives reports on cyber program effectiveness periodically, and the Board of Directors receives a full presentation annually on cybersecurity related trends and program updates. For our employees globally, we maintain a cybersecurity and privacy training program that includes training, simulated phishing exercises, and regular publications on our Company portal. Additionally, we maintain a privacy program that manages compliance to privacy regulations globally.
Additionally, in line with the guidelines provided by health organizations around the world and consistent with our commitment to employee health and safety as our highest priority, we have added various health and safety measures in our manufacturing, service, sales and administrative offices, warehouse and distribution spaces in response to the COVID-19 pandemic. These actions include provision of personal protection equipment to employees, increased manufacturing line spacing or protective barriers to accommodate physical distancing guidelines, temperature screening, on-site COVID-19 vaccination clinics and increased enablement of remote working. We may incur significant pandemic-related expenses for additional actions in the future, in line with our commitment to employee health and safety.
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
Our Human Capital Strategy is built around three pillars:
Extraordinary Performance
Our employees are a critical driver of Whirlpool’s global business results. On December 31, 2021, Whirlpool employed approximately 69,000 employees across 49 countries, with 30 percent located within the United States. Outside of the United States, our largest employee populations were located within Brazil and Mexico. We regularly monitor various key performance indicators around the human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all employees with access to learning opportunities to improve critical skills, and to develop professional and leadership acumen.

Great People
We have a long tradition of measuring employee engagement through our employee engagement surveys. We continued to use frequent global pulse surveys with coverage of broader engagement and well-being topics.

Whirlpool offers a variety of programs globally to protect the health and safety of our employees. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero. In 2021, we continued to focus on the demands within the context of COVID-19 challenges. While most employees continued to work on-site throughout the pandemic in manufacturing plants or other locations where remote work was not feasible, many service, sales and administrative employees returned to our workplaces from a remote work environment, where possible. In addition, we implemented additional safeguards in our plants consistent with the guidelines provided by the Centers for Disease Control and Prevention (CDC) and other health organizations around the world.

Whirlpool has a proud history of providing our employees with comprehensive and competitive benefits packages and we continue to invest in our employees' health and well being. In 2021, we conducted a benefits survey to more closely tailor our offerings to the needs of our employees.
Winning Culture
Our culture is underpinned by our enduring values, which have long been pillared by inclusion and diversity. Whirlpool has a history of prioritizing issues such as gender and racial equality among our people. For the past 19 years, Whirlpool Corporation has achieved a perfect 100 on the Corporate Equality Index, marking nearly two decades of commitment to inclusion in the workplace. This broad organizational commitment was again demonstrated in 2021 with extensive participation in our third annual global inclusion week. Additionally, Whirlpool’s employee resource groups (ERGs) continue to raise awareness for an inclusive culture, representing eight under-represented groups in North America; two in our Europe, Middle East, Africa region; four in the Latin America region; and one in Asia.

In 2021, we progressed in our Pledge to Equality and Fairness for our Black Colleagues in the United States, which we established in 2020. At its core, the pledge is a zero tolerance policy for racial marginalization within the Company and the communities in which we operate. The pledge is a multi-year action plan, comprising 16 work streams, each led by a senior leader, and overseen by a steering committee of Executive Committee members. We also are launching robust Unconscious Bias and Empathy training for all people leaders and broke ground on the building of a multi-family housing development in the city of Benton Harbor, Michigan, as part of our housing commitment to attract diverse occupants as residents of the community. While our actions focus on our “four walls” and our local communities, we hope that these actions will have a ripple effect on society at large. In 2020, we announced that our Chairman and CEO Marc Bitzer is a founding member of OneTen, a coalition of leading executives with the mission to train, hire and advance one million Black Americans over the next 10 years into family-sustaining jobs with opportunities for advancement.

For additional information, please see Whirlpool’s website, and forthcoming 2022 Proxy Statement and 2021 Sustainability Report, which we expect to release in early March 2022. The contents of our Sustainability Report and the Company's website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Other Information
For information about the challenges and risks associated with our foreign operations, see "Risk Factors" under Item 1A.
Whirlpool is a major supplier of laundry, refrigeration, cooking and dishwasher home appliances to Lowe's, a North American retailer. Net sales attributable to Lowe's in 2021, 2020 and 2019, were approximately 13% of our consolidated net sales for each of the three years. Lowe's also represented approximately 21% and 14% of our consolidated accounts receivable as of December 31, 2021 and 2020, respectively. See Note 16 to the Consolidated Financial Statements.
For information on our global restructuring plans, and the impact of these plans on our operating segments, see Note 14 to the Consolidated Financial Statements.
Information About Our Executive Officers
The following table sets forth the names and ages of our executive officers on February 10, 2022, the positions and offices they held on that date, and the year they first became executive officers:

Name	Office	First Became an Executive Officer	Age
Marc R. Bitzer	Chairman of the Board and Chief Executive Officer	2006	57
James W. Peters	Executive Vice President and Chief Financial Officer	2016	52
Joseph T. Liotine	President and Chief Operating Officer	2014	49
João C. Brega	Executive Vice President and President, Whirlpool Latin America	2012	58
Carl E. Winn Everhart	Executive Vice President and President, Whirlpool North America	2021	44
Gilles Morel	Executive Vice President and President, Whirlpool Europe, Middle East & Africa	2019	56
Shengpo (Samuel) Wu	Executive Vice President and President, Whirlpool Asia	2019	55
The executive officers named above were elected by our Board of Directors to serve in the office indicated until the first meeting of the Board of Directors following the annual meeting of stockholders in 2022 and until a successor is chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Whirlpool in various executive or administrative capacities for at least the past five years, except for Mr. Morel and Mr. Everhart. Prior to joining Whirlpool in April 2019, Mr. Morel served for two years as CEO of Northern and Central Europe for Groupe Savencia. Prior to that, he worked for 27 years at Mars Inc. in various leadership positions, most recently as Regional President, Europe & Eurasia for Mars Chocolate. Prior to joining Whirlpool in October 2020, Mr. Everhart served The Coca-Cola Company in various leadership roles, most recently as the President and General Manager of Coca-Cola Philippines.
Available Information
Financial results and investor information (including Whirlpool's Form 10-K, 10-Q, and 8-K reports) are accessible at Whirlpool's investor website: investors.whirlpoolcorp.com. Copies of our Form 10-K, 10-Q, and 8-K reports and amendments, if any, are available free of charge through our website on the same day they are filed with, or furnished to, the Securities and Exchange Commission.
We routinely post important information for investors on our website, whirlpoolcorp.com, in the "Investors" section. We also intend to update the Hot Topics Q&A portion of this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.

ITEM 1A.	RISK FACTORS
This report contains statements referring to Whirlpool that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are intended to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include words such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," “guarantee”, “seek” and the negative of these words and words and terms of similar substance used in connection with any discussion of future operating or financial performance, an acquisition or merger, or our businesses. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from these forward-looking statements.
We have listed below what we believe to be the most significant pandemic-related, strategic, operational, financial, legal and compliance, and general risks relating to our business.
COVID-19 PANDEMIC RISKS
Our financial condition and results of operations have been impacted and may in the future be adversely affected by the ongoing COVID-19 outbreak.
We continue to closely monitor the impact of the global COVID-19 pandemic on all aspects of our operations and regions, including its effect on our consumers, operations, employees, trade customers, suppliers and distribution channels. In 2020 and 2021, the pandemic created significant business disruption and economic uncertainty which adversely impacted our manufacturing operations, supply chain, and distribution channels. While the immediate impacts of the COVID-19 pandemic have been assessed, the long-term magnitude and duration of the disruption, including supply chain disruption, and resulting impact in global business activity remains uncertain. Many factors that have impacted us and others that may impact us in the future, such as timing and availability of effective treatments and vaccines, as well as vaccination rates among the population in the United States and many of the countries in which we operate, are out of our control. The adverse impact of the pandemic is expected to continue and may materially affect our financial statements in future periods.
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
•Uncertainty regarding production facility operational speed and production capacity;
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

•Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future, and which, together with operational impacts noted above, necessitated certain liquidity creation and preservation actions as a precautionary measure at the outset of the pandemic;
•Fluctuations in forecasted earnings before tax and corresponding volatility in our effective tax rate;
•Uncertainty with respect to the application of economic stimulus legislation in the U.S. and abroad, including uncertainty regarding impacts to our current global tax positions and future tax planning;
•Operational risk, including but not limited to data privacy and cybersecurity incidents, as a result of salaried workforce extended remote work arrangements, uncertainty regarding return-to-office timing and duration at various administrative facilities around the world, and operational delays as a result of salaried employee furlough and collective vacation actions in certain countries, and restrictions on employee travel;
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
Each of our operating segments operates in a highly competitive business environment and faces intense competition from a significant number of competitors, many of which have strong consumer brand equity. Several of these competitors, such as those set forth in the Business section of this annual report, are large, well-established companies, ranking among the Global Fortune 150. We also face competition that may be able to quickly adapt to changing consumer preferences, particularly in the connected appliance space, or may be able to adapt more quickly to changes brought about by the global pandemic, supply chain constraints, or other factors. Moreover, our customer base includes large, sophisticated trade customers who have many choices and demand competitive products, services and prices, and which have and may in the future merge, consolidate, form alliances or further increase their relative purchasing scale. Competition in the global appliance industry is based on a number of factors including selling price, product features and design, consumer taste, performance, innovation, reputation, energy efficiency, service, quality, cost, distribution, and financial incentives, such as promotional funds, sales incentives, volume rebates and terms. Many of our competitors are increasingly expanding beyond their existing manufacturing footprints. Our competitors, especially global competitors with low-cost sources of supply, vertically integrated business models and/or highly protected home countries outside the United States, have aggressively priced their products and/or introduced new products to increase market share and expand into new geographies. Many of our competitors have established and may expand their presence in the rapidly changing retail environment, including the shifting of consumer purchasing practices towards e-commerce and other channels, and the increasing global prevalence of direct-to-consumer sales models. In addition, technological innovation is a significant competitive factor for our products, as consumers continually look for new product features that save time, effort and natural resources. If we are unable to successfully compete in this highly competitive environment, our business and financial performance could be negatively affected.
The loss of, or substantial decline in, volume of sales to any of our key trade customers, major buying groups, and/or builders could adversely affect our financial performance.
We sell to a sophisticated customer base of large trade customers, including large domestic and international trade customers, that have significant leverage as buyers over their suppliers. Most of our products are not sold through long-term contracts, allowing trade customers to change volume among suppliers like us. As the trade customers continue to become larger through merger, consolidation or organic growth, they may seek and have sought to use their position to improve their profitability by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their demand requirements, our volume growth and financial results could be negatively affected. We also continue to pursue direct-to-consumer sales globally, including the launch of direct-to-consumer sales on most of our brand websites in recent years, which may impact our relationships with existing trade customers. The loss or substantial decline in volume of sales to our key trade customers, major buying groups, builders, or any other trade customers to which we sell a significant amount of products, could adversely affect our financial performance. Additionally, the loss of market share or financial difficulties, including bankruptcy and financial restructuring, by these trade customers could have a material adverse effect on our financial statements.
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
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including an ever-increasing reliance on social media and online dissemination of advertising campaigns. Inaccurate or negative posts or comments about us on social networking and other websites that spread rapidly through such forums could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our financial statements could be materially adversely affected.
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
We consider our intellectual property rights, including patents, trademarks, copyrights and trade secrets, and the licenses we hold, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements, as well as agreements and policies with our employees and other parties. Our failure to obtain protection for or adequately protect our trademarks, products, new features of our products, or our processes may diminish our competitiveness.
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
OPERATIONAL RISKS
We face risks associated with our divestitures, acquisitions, other investments and joint ventures.
From time to time, we make strategic divestitures, acquisitions, investments and participate in joint ventures. For example, in 2021, we divested our majority interest in Whirlpool China (formerly Hefei Sanyo) and sold our manufacturing entity in Turkey, and in 2019 we sold our Embraco compressor business. In addition, we acquired Indesit in 2014. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, undertaking post-acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. Integrating acquisitions and carving out divestitures is often costly and may require significant attention from management. There might also be differing or inadequate cybersecurity and data protection controls, which could impact our exposure to data security incidents and potentially increase anticipated costs or time to integrate the business. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities, costs associated with any quality issues with an acquisition target's legacy products or difficulties and costs associated with obtaining necessary regulatory approvals. In addition, certain liabilities may be retained by Whirlpool when closing a facility, divesting an entity or selling physical assets, and such liabilities may be material. For example, we agreed to retain certain liabilities relating to Embraco antitrust, tax, environmental, labor and products in connection with the Embraco sale. In addition, the current and proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us and could impede the execution of our business strategy.
We face risks associated with our presence in emerging markets.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us or our compliance policies, and non-compliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target's violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. For example, we incurred significant impairment and restructuring expenses in the years following our acquisition of Indesit in 2014. In addition, our recent and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations, in addition to other risks described below under "Risks associated with unanticipated social, political and/or economic events may materially and adversely impact our business."
Risks associated with our international operations may decrease our revenues and increase our costs.
For the year ended December 31, 2021, sales outside our North America region represented approximately 43% of our net sales. We expect that international sales will continue to account for a significant percentage of our net sales. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance. These risks include the following:
•COVID-19-related shutdowns, the timing, availability and effectiveness of treatments and vaccines, and other pandemic-related uncertainties in the countries in which we operate;
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
Risks associated with unanticipated social, political and/or economic events may materially and adversely impact our business.
Terrorist attacks, cyber events, armed conflicts, civil unrest, espionage, natural disasters, governmental actions, epidemics and pandemics (including the impacts of COVID-19 discussed elsewhere in Risk Factors) have and could affect our domestic and international sales, disrupt our supply chain, and impair our ability to produce and deliver our products. Many of such events have impacted and could directly impact our physical facilities or those of our suppliers or customers.
We have been and may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our operations, financial condition and operating results.
We depend on information technology to improve the effectiveness of our operations, to interface with our customers, consumers and employees, to maintain the continuity of our manufacturing operations, and to maintain financial accuracy and efficiency. In addition, we collect, store, and process confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Our business processes and data sharing across suppliers and vendors is dependent on technology system availability. Our systems may depend, directly or indirectly, on software developed by third parties (such as open source libraries or vendor software) and we may have limited visibility into the robustness of the security practices followed during design, development, or remediation of this third party software. The failure of any such systems, whether internal or third-party, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other financial and business disruptions, employee relations issues, the loss of or damage to intellectual property and the unauthorized disclosure or compromise of personally identifiable data of consumers and employees or of commercially sensitive information.
In addition, we have outsourced certain technology services and administrative functions to third-party service providers and may outsource additional functions in the future. If these service providers do not perform effectively or experience failures, we may experience similar issues depending on the function involved. In addition, we may not achieve expected cost savings of outsourcing and may incur additional costs to correct errors made by such service providers.
Our information systems, or those of our third-party service providers, have been in the past and could be in the future impacted by malicious activity of threat actors intent on extracting or corrupting information or disrupting business processes, or by unintentional data-compromising activities by our employees or service providers.
Such unauthorized access has in the past and could in the future disrupt our business and result in the loss of assets. Cyber attacks are becoming more sophisticated and include ransomware attacks, attempts to gain unauthorized access to data, social engineering and other security breaches that have in the past and could in the future lead to disruptions in availability of critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Our growth in the areas of direct-to-consumer sales and connected appliances (the "Internet of Things"), accompanied by increasing handling of consumer information, and our reliance on pandemic-driven remote work arrangements, has increased these risks. These events have in the past and could in the future impact our customers, consumers, employees, third-parties and reputation and lead to financial losses from remediation actions, loss of business or potential litigation or regulatory liability or an increase in expenses. While we have not experienced any material impacts from a cyber attack, any one or more future cyber attacks could have a material adverse effect on our financial statements.
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
Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, governmental regulatory and enforcement actions, intellectual property claims against suppliers, disputes with suppliers, distributors or transportation providers, financial issues such as supplier bankruptcy, information technology failures, hazards such as fire, earthquakes, flooding, or other natural disasters, including due to climate change, and increased homeland security requirements in the U.S. and other countries. For example, we expect to continue to be impacted by supply chain issues, due to factors largely beyond our control: a global shortage of certain components, such as semiconductors, a strain on raw material and input cost inflation, all of which could escalate in future quarters. These issues have and could delay importation of products and/or components or require us to locate alternative providers to avoid disruption to customers. These alternatives have not and in the future may not be available on short notice and have and in the future could result in higher transit costs, which could have an adverse impact on our business and financial statements.
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
We depend upon the continued services and performance of our key executives, senior management and skilled personnel, particularly professionals with experience in our business, operations, engineering, technology and the home appliance industry. While we strive to attract, develop and retain these individuals through execution of our human capital strategy (see “Human Capital Management” in Item 1), we cannot be sure that any of these individuals will continue to be employed by us. In the case of talent losses, significant time is required to hire, develop and train skilled replacement personnel. We must also attract, develop, and retain individuals with the requisite engineering and technical expertise to develop new technologies and introduce new products and services, particularly as we increase investment in our digital and “Internet of Things” capabilities.
Like many other companies, we are subject to fluctuations in the availability of qualified labor in certain key positions. As an example, in today's labor market, it is challenging to attract and retain qualified talent for key roles within the company, which could lead to increased wage inflation or impede our ability to execute certain key strategic initiatives as we respond to this labor shortage.

A shortage of key employees can jeopardize the Company’s ability to implement its business objectives, and changes in key executives can result in loss of continuity, loss of accumulated knowledge, departures of other key employees, disruptions to our operations and inefficiency during transition periods. In addition, if we are unable to enforce certain non-compete covenants and confidentiality provisions when key employees leave for a competitor, we may lose a competitive advantage arising from confidential and proprietary company information known to such former employees. An inability to hire, develop, transfer retained knowledge, engage and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations.
A deterioration in labor relations could adversely impact our global business.
As of December 31, 2021, we had approximately 69,000 employees. We are subject to separate collective bargaining agreements with certain labor unions, as well as various other commitments regarding our workforce. We periodically negotiate with certain unions representing our employees and may be subject to work stoppages or may be unable to renew collective bargaining agreements on the same or similar terms, or at all. In addition, our global restructuring activities have in the past and may in the future be received negatively by governments and unions and attract negative media attention, which may delay the implementation of such plans. A deterioration in labor relations may have a material adverse effect on our financial statements.
FINANCIAL RISKS
Fluctuations and volatility in the cost and availability of raw materials and purchased components could adversely affect our operating results.
The sources and prices of the primary materials (such as steel, resins, and base metals) used to manufacture our products and components containing those materials are susceptible to significant global and regional price fluctuations or availability due to supply and demand trends, the COVID-19 pandemic, transportation and fuel costs, port and shipping capacity, labor costs or disputes, government regulations, including increased homeland security requirements, and tariffs, changes in currency exchange rates, price controls, the economic climate, severe weather, climate change and other unforeseen circumstances. For example, we experienced raw material inflation of approximately $1.0 billion in 2021, in addition to many other cost increases throughout our business. In addition, we engage in contract negotiations and enter into commodity swap contracts to manage risk associated with certain commodities purchases, and we have in the past and may in the future experience losses based on commodity price changes. Significant increases in materials cost and availability and other costs now and in the future could have a material adverse effect on our financial statements. As an example, in recent years the company has experienced and expects to continue to experience significant levels of commodity, logistics and wage inflation across our businesses. We have responded to these inflationary factors with strong cost reduction initiatives and cost-based price increases. An inability to respond to inflationary pressures effectively could have a material adverse effect on our financial statements.
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
We have a substantial amount of goodwill and indefinite-lived intangible assets, primarily trademarks, on our balance sheet. We test the goodwill and intangible assets for impairment on an annual basis and when events occur or circumstances change that indicate that the fair value of the reporting unit or intangible asset may be below its carrying amount. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, EBIT margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, royalty rates, benefits associated with a taxable transaction and synergies available to market participants. Declines in market conditions, a trend of weaker than anticipated financial performance for our reporting units or declines in projected revenue for our trademarks, a decline in our share price for a sustained period of time, an increase in the market-based weighted average cost of capital or a decrease in royalty rates, among other factors, are indicators that the carrying value of our goodwill or indefinite-life intangible assets may not be recoverable. We did not record any impairment charges for the year ended December 31, 2021. We recorded an immaterial impairment charge related to other intangibles for the year ended December 31, 2020 related to the EMEA reporting unit. We may in the future be required to record a goodwill or intangible asset impairment charge that, if incurred, could have a material adverse effect on our financial statements.
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

As of December 31, 2021, our projected benefit obligations under our pension plans and postretirement health and welfare benefit programs exceeded the fair value of plan assets by an aggregate of approximately $0.5 billion, including $0.3 billion of which was attributable to pension plans and $0.2 billion of which was attributable to postretirement health care benefits. Estimates for the amount and timing of the future funding obligations of these pension plans and postretirement health and welfare benefit plans are based on various assumptions, including discount rates, expected long-term rate of return on plan assets, life expectancies and health care cost trend rates. These assumptions are subject to change based on changes in interest rates on high quality bonds, stock and bond market returns, health care cost trend rates and regulatory changes, all of which are largely outside our control. Significant differences in results or significant changes in assumptions may materially affect our postretirement obligations and related future contributions and expenses.
LEGAL & COMPLIANCE RISKS
Unfavorable results of legal and regulatory proceedings could materially adversely affect our business and financial condition and performance.
We are or may in the future become subject to a variety of litigation and legal compliance risks relating to, among other things: products; intellectual property rights; income and indirect taxes; environmental matters (including matters related to climate change); corporate matters; commercial matters; credit matters; competition laws; distribution, marketing and trade practice matters; customs and duties; occupational health and safety (including matters related to the COVID-19 pandemic), industrial accidents, anti–bribery and anti–corruption regulations; energy regulations; data privacy regulations; financial and securities regulations; and employment and benefit matters. For example, we are currently disputing certain income and indirect tax related assessments issued by the Brazilian authorities (see Note 8 and Note 15); we are disputing a proposed IRS income tax assessment in the United States Sixth Circuit Court of Appeals (see Note 15); and we are disputing certain income and indirect tax assessments in various legal proceedings in Italy, India and other jurisdictions globally. Unfavorable outcomes regarding these assessments could have a material adverse effect on our financial statements in any particular reporting period. Results of legal and regulatory proceedings cannot be predicted with certainty and for some matters, such as class actions, no insurance is cost-effectively available. Regardless of merit, legal and regulatory proceedings may be both time-consuming and disruptive to our operations and could divert the attention of our management and key personnel from our business operations. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the existence or amount of liability. We estimate loss contingencies and establish accruals as required by generally accepted accounting principles, based on our assessment of contingencies where liability is deemed probable and reasonably estimable, in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves. We may experience additional delays in resolving these matters as a result of COVID-19-related administrative and judicial system temporary delays.
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

Changes in the legal and regulatory environment, including data privacy and protection, and changes in taxes and tariffs, could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation or regulatory action.
The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in countries in which we operate. In addition, we operate in an environment in which there are different and potentially conflicting data privacy and data protection laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, the Brazilian General Data Protection Law, which came into effect in September 2020 and various other privacy and data protection laws that have been passed or are pending in other countries collectively impose or will impose new regulatory data privacy and protection standards for which we must comply. Some of the laws allow for significant fines, reaching several percentage points of global corporate revenues or more. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and may impact our results or increase our costs or liabilities. Additionally, we could be subjected to future liabilities, fines or penalties or the suspension of product production for failing to comply, or being alleged as failing to comply, with various laws and regulations, including environmental regulations.
Additionally, as a global company based in the United States, we are exposed to the impact of U.S. and global tax changes, especially those that affect the effective corporate income tax rate. In addition, the current domestic and international political environment, including government shutdowns and changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. Many of our most significant competitors are global companies, and in an escalating global trade conflict or the imposition of tariffs, their respective governments may impose regulations that are favorable to our competitors. The U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. These regulatory changes could significantly impact our business and financial performance. For additional information about our consolidated tax provision, see Note 15 to the Consolidated Financial Statements, and for additional information about global trade and tariffs, please see "Other Matters" in the Management's Discussion and Analysis section of this Annual Report on Form 10-K.
The impact of climate change and climate change or other environmental regulation may adversely impact our business.
The effects of climate change could have an impact on our business and cause us to incur capital and other expenditures to comply with various laws and regulations, especially relating to the protection of the environment, human health and safety, and water and energy efficiency. Climate change regulations at the federal, state or local level, or in international jurisdictions could require us to limit emissions, change our manufacturing processes or product offerings, or undertake other costly activities. We are also subject to global regulations related to chemical substances and materials in our products (such as the U.S. Toxic Substances Control Act), which may require us to modify the materials used in our products or undertake activities which may have a cost impact. There is also increased focus by governmental and non-governmental entities on sustainability matters. In addition, a number of governmental bodies have finalized, proposed or are contemplating additional legislative and regulatory changes in response to the potential effects of climate change. In particular, cleanup obligations that might arise at any of our manufacturing sites or the imposition of more stringent environmental laws in the future could adversely affect our business.
We have set rigorous science-based targets for greenhouse gas reductions and related sustainability goals, including a "net-zero" emissions target in our plants and operations that was announced in 2021. Any failure to achieve our sustainability goals or reduce our impact on the environment, any changes in the scientific or governmental metrics utilized to objectively measure success, or the perception that we have failed to act responsibly regarding climate change could result in negative publicity and adversely affect our business and reputation.
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
A decline in economic activity and conditions in certain areas in which we operate have had an adverse effect on our financial condition and results of operations in recent years, and future declines and adverse conditions could have a similar adverse effect. Regional, political and economic instability in countries in which we do business may adversely affect business conditions, disrupt our operations, and have an adverse effect on our financial condition and results of operations. In addition, we expect to continue to be impacted by the global supply chain issues discussed above under Operational Risks.
Uncertainty about future economic and industry conditions also makes it more challenging for us to forecast our operating results, make business decisions, and identify and prioritize the risks that may affect our businesses, sources and uses of cash, financial condition and results of operations. We may be required to implement additional cost reduction efforts, including restructuring activities, which may adversely affect our ability to capitalize on opportunities in a market recovery. In addition, our operations are subject to general credit, liquidity, foreign exchange, market and interest rate risks. Our ability to access liquidity or borrow to invest in our businesses, fund strategic acquisitions and refinance maturing debt obligations depends in part on access to the capital markets.
If we do not timely and appropriately adapt to changes resulting from the uncertain macroeconomic environment and industry conditions, or to difficulties in the financial markets, or if we are unable to continue to access the capital markets, our financial statements may be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Benton Harbor, Michigan. On December 31, 2021, our principal manufacturing operations were carried on at 33 locations in 10 countries worldwide. We occupied a total of approximately 71 million square feet devoted to manufacturing, service, sales and administrative offices, warehouse and distribution space. Over 42 million square feet of such space was occupied under lease. Whirlpool properties include facilities which are suitable and adequate for the manufacture and distribution of Whirlpool's products.
The Company's principal manufacturing locations by operating segment were as follows:

Operating Segment	North America	Europe, Middle East and Africa	Latin America	Asia
Manufacturing Locations	11	10	8	4

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings can be found in Note 8 to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Whirlpool's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol WHR. As of February 4, 2022, the number of holders of record of Whirlpool common stock was approximately 8,013.
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. At December 31, 2021, there were approximately $1.5 billion in remaining funds authorized under this program. For the year ended December 31, 2021, we repurchased 4,765,037 shares at an aggregate purchase price of approximately $1 billion under this program.
Share repurchases are made from time to time on the open market as conditions warrant. These programs do not obligate us to repurchase any of our shares and they have no expiration date.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended December 31, 2021:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2021 through October 31, 2021	187,924	$207.40	187,924	$1,851
November 1, 2021 through November 30, 2021	917,537	221.30	917,537	1,648
December 1, 2021 through December 31, 2021	690,521	228.72	690,521	$1,490
Total	1,795,982	$222.70	1,795,982

ITEM 6.	[RESERVED]
None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company and generally discusses the results of operations for the current year compared to prior two years. MD&A is provided as a supplement to, and should be read in connection with, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Form 10-K.
Certain references to particular information in the Notes to the Consolidated Financial Statements are made to assist readers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
OVERVIEW

Whirlpool delivered record results through strong execution despite the impacts of global supply chain disruptions and inflation, alongside ongoing disruptions from COVID-19. Whirlpool delivered full-year net sales growth of 13% and GAAP net earnings available to Whirlpool of $1.8 billion (net earnings margin of 8.1%), or $28.36 per share, compared to GAAP net earnings available to Whirlpool of $1.1 billion (net earnings margin of 5.6%), or $16.98 per share in the same prior-year period. On a GAAP basis, net earnings margins were driven by price/mix and strong cost takeout actions more than offsetting $1 billion in raw material inflation costs in the period. Cash provided by operating activities of $2.2 billion, compared to $1.5 billion in 2020, was driven by higher earnings.

Whirlpool delivered ongoing (non-GAAP) earnings per share of $26.59 and full-year ongoing EBIT margin of 10.8%, compared to $18.46 and 9.0% in the same prior-year period. These results were driven by positive price/mix and cost takeout actions more than offsetting inflation, in particular in raw materials and logistics. In addition, we delivered record adjusted free cash flow(1) (non-GAAP) of $2.0 billion in 2021, compared to $1.2 billion in 2020, primarily driven by strong earnings and disciplined working capital management. Additionally, we strengthened our balance sheet and delivered on our long-term gross debt leverage target 2x, with a 2021 result of 1.8x. Lastly, we returned $1.4 billion in cash to shareholders, including an increase in our dividend and $1 billion of share repurchases. Please see "Non-GAAP Financial Measures" elsewhere in this Management's Discussion and Analysis for a reconciliation of these non-GAAP financial measures.

We are very pleased with the agility our organization has demonstrated to deliver record results in any operating environment. This includes the successful execution of our go-to-market initiatives, furthering our digital transformation strategy and dedicated cost management. The strong actions we have taken in our international regions have led to EMEA increasing margins by 200 basis points and returning the Asia region to profitability, in line with our expectations, demonstrating the effectiveness of our strategic actions to date.

Lastly, after consistently delivering at or above our Long-term value creations goals we set in 2017, this year we introduced new, increased, long-term value creation goals. Our continued performance and strong consumer demand trends provides us confidence that we will continue to deliver strong shareholder returns in 2022.
Long-Term Value Creation Goals
Reconciliations to the equivalent GAAP measures -- net sales, net earnings, cash provided by (used in) operating activities, and return on assets -- for the metrics below are not provided as they rely on market factors and other assumptions outside of our control.

Long-Term Value Creation Goals (Annual Expectation)	Sales (Annual Organic Net Sales Growth Excluding Currency)	Ongoing EBIT (Ongoing Earnings Before Interest and Tax, % of Net Sales)	FCF (1) (Free Cash Flow as % of Net Sales)	ROIC (Return of Invested Capital)
Updated	5-6%	11-12%	7-8%	15-16%
Previous	~3%	~10%	6%+	12-14%

(1) Throughout 2021 and comparable periods, the Company defines adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Going forward, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations:

	December 31,
Consolidated - In Millions (except per share data)	2021	Better/(Worse) %	2020	Better/(Worse) %	2019
Net sales	$21,985	13.0%	$19,456	(4.7)%	$20,419
Gross margin	4,409	14.8	3,842	9.4	3,511
Selling, general and administrative	2,081	(10.9)	1,877	12.4	2,142
Restructuring costs	38	86.8	288	(53.2)	188
Impairment of goodwill and other intangibles	—	nm	7	nm	—
(Gain) loss on sale and disposal of businesses	(105)	nm	(7)	nm	(437)
Interest and sundry (income) expense	(159)	nm	(21)	(87.5)	(168)
Interest expense	175	7.4	189	(1.1)	187
Income tax expense	518	(35.6)	382	(9.8)	348
Net earnings available to Whirlpool	1,783	65.9	1,075	(8.0)	1,168
Diluted net earnings available to Whirlpool per share	$28.36	67.0%	$16.98	(6.7)%	$18.19
nm: not meaningful
Consolidated net sales for 2021 increased 13.0% compared to 2020, primarily driven by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales for 2021 increased 12.3% compared to 2020. Consolidated net sales for 2020 decreased 4.7% compared to 2019, primarily driven by the divestiture of the Embraco compressor business, lower volumes and unfavorable foreign currency, partially offset by the favorable impact of product price/mix. Organic net sales (net sales excluding foreign currency and Embraco) for 2020 increased 1.1% compared to 2019.
For additional information regarding non-GAAP financial measures including organic net sales and net sales excluding the impact of foreign currency, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.
The chart below summarizes the balance of net sales by operating segment for 2021, 2020 and 2019, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
The consolidated gross margin percentage for 2021 increased to 20.1% compared to 19.7% in 2020, primarily driven by the favorable impact of product price/mix, partially offset by raw material inflation and increased marketing and technology investments. The consolidated gross margin percentage for 2020 increased to 19.7% compared to 17.2% in 2019, primarily driven by the favorable impact of product price/mix, cost reduction initiatives, raw material deflation, and a gain on sale-leaseback, partially offset by unfavorable foreign currency and lower unit volumes.
Results of Operating Segments
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
The following is a discussion of results for each of our operating segments. Each of our operating segments has been impacted by COVID-19 in the areas of manufacturing operations such as a decrease in production levels resulting in production level below normal capacity. Excess capacity costs were not material for the twelve months ended December 31, 2021 or 2020. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other macroeconomic impacts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
NORTH AMERICA
Net Sales Summary
Net sales for 2021 increased 11.4% compared to 2020 primarily driven by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales increased 10.9% in 2021. Net sales for 2020 decreased 2.3% compared to 2019 primarily due to lower volumes. Excluding the impact of foreign currency, net sales decreased 2.3% in 2020.
EBIT Summary
EBIT margin for 2021 was 17.8% compared to 15.7% for 2020. EBIT increased primarily due to the favorable impact of product price/mix, partially offset by the unfavorable impacts of inflation and increased marketing and technology investments. EBIT margin for 2020 was 15.7% compared to 12.5% for 2019. EBIT increased primarily due to the favorable impact of product price/mix, raw material deflation and cost reduction actions, partially offset by the impact of lower volumes.
EMEA
Net Sales Summary
Net sales for 2021 increased 15.9% compared to 2020 primarily due to higher volumes, the favorable impact of product price/mix, and foreign currency. Excluding the impact of foreign currency, net sales increased 12.5% in 2021. Net sales for 2020 increased 2.1% compared to 2019, primarily due to the favorable impact of product price/mix, partially offset by the unfavorable impact of lower volumes. Excluding the impact of foreign currency, net sales increased 1.8% in 2020.
EBIT Summary
EBIT margin for 2021 was 2.0% compared to 0.0% for 2020. EBIT increased primarily due to cost productivity, the favorable impacts of product price/mix and higher volumes, partially offset by the unfavorable impacts of raw material inflation. EBIT margin for 2020 was 0.0% compared to (0.7%) for 2019. In 2020, EBIT increased primarily due to the cost reductions driven by fixed cost actions and favorable impact of raw material deflation, partially offset by foreign currency and increased marketing and technology investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
LATIN AMERICA
Net Sales Summary
Net sales for 2021 increased 22.2% compared to 2020 primarily driven by the favorable impact of product price/mix and higher volumes, partially offset by the unfavorable impact of foreign currency. Excluding the impact of foreign currency, net sales increased 25.6% in 2021. Net sales for 2020 decreased 18.4% compared to 2019 primarily due to the divestiture of the Embraco compressor business (completed in July 2019) and the unfavorable impact of foreign currency, partially offset by volume growth. Organic net sales increased 22.8% in 2020.
EBIT Summary
EBIT margin for 2021 and 2020 was 8.4%. EBIT margin was unchanged primarily due to the favorable impact of product price/mix offset by raw material inflation, the unfavorable impact of foreign currency and unfavorable cost productivity. EBIT margin for 2020 was 8.4% compared to 5.4% for 2019. EBIT increased primarily due to the favorable impact of product price/mix, raw material deflation and increased volumes, partially offset by the divestiture of the Embraco compressor business and the unfavorable impact of foreign currency.
ASIA
Net Sales Summary
Net sales for 2021 decreased 2.1% compared to 2020 primarily due to the divestiture of Whirlpool China, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 3.4% in 2021. Net sales for 2020 decreased 16.5% compared to 2019 primarily due to lower volumes and the unfavorable impacts of foreign currency, partially offset by the favorable impact of product price/mix. Excluding the impact of foreign currency, net sales decreased 14.6% in 2020.
EBIT Summary
EBIT margin for 2021 was 5.4% compared to (0.5)% for 2020. EBIT increased primarily due to the favorable product price/mix and the divestiture of Whirlpool China, partially offset by the unfavorable impact of raw material inflation. EBIT margin for 2020 was (0.5)% compared to 2.2% for 2019. EBIT decreased primarily due to lower volumes and the unfavorable impacts of product price/mix, partially offset by cost takeout actions and raw material deflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of sales by operating segment:

	December 31,
Millions of dollars	2021	As a % of Net Sales	2020	As a % of Net Sales	2019	As a % of Net Sales
North America	$860	6.9%	$733	6.5%	$826	7.2%
EMEA	502	9.9	472	10.8	497	11.6
Latin America	261	8.3	233	9.0	306	9.6
Asia	151	12.2	218	17.2	253	16.7
Corporate/other	307	—	221	—	260	—
Consolidated	$2,081	9.5%	$1,877	9.6%	$2,142	10.5%
Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2021 is comparable to 2020. Consolidated selling, general and administrative expenses as a percent of consolidated net sales in 2020 decreased compared to 2019 due to fixed cost actions and reduced marketing investments.
Restructuring
We incurred restructuring charges of $38 million, $288 million and $188 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the full year 2022, we expect to incur less than $50 million of restructuring charges, driven by our previously announced global cost reduction efforts.
See Note 14 to the Consolidated Financial Statements for additional information.
Impairment of Goodwill and Other Intangibles

No impairment charges were recorded for the year ended December 31, 2021. We recorded an immaterial impairment charge related to other intangibles for the year ended December 31, 2020 related to a brand in the EMEA reporting unit.

See Note 6 and Note 11 to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of this Management's Discussion and Analysis for additional information.
(Gain) Loss on Sale and Disposal of Businesses
On May 6, 2021, the partial tender offer for Whirlpool China was completed and, subsequent to the deconsolidation of the entity, we recorded a gain of $284 million in the third quarter of 2021.
On June 30 2021, we completed the sale of our Turkish subsidiary and incurred a loss of $164 million in the second quarter of 2021. During the third quarter of 2021, an additional loss of $13 million related to the final purchase price adjustments was recorded, increasing the total loss to $177 million.
We recorded a pre-tax gain of $511 million on the sale of the Embraco compressor business for the year ended December 31, 2019. A $7 million gain related to final purchase price adjustments relating to the sale of the Embraco compressor business was recorded in the third quarter of 2020.
We recorded a loss of $74 million for the year ended December 31, 2019 related to charges on the sale of the South Africa business ($63 million) and costs associated with the exit of the Turkey domestic sales operations ($11 million).

See Note 17 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Interest and Sundry (Income) Expense
Interest and sundry (income) expenses were $(159) million, $(21) million and $(168) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Net interest and sundry income increased $138 million in 2021 compared to 2020, primarily due to a gain of $42 million on previously held equity interest of 49% in Elica PB India and the higher expense of pension settlements and other postretirement benefit plans in the prior year.
Net interest and sundry income decreased $147 million in 2020 compared to 2019, primarily due to the effect of Brazil indirect tax credits and trade customer insolvency claim settlement in 2019, partially offset by the favorable impact of foreign currency in 2020.
See Note 8 to the Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $175 million, $189 million and $187 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense decreased in 2021 compared to 2020 primarily due to short-term debt reduction. Interest expense was comparable in 2020 to 2019.
Income Taxes
Income tax expense was $518 million, $382 million and $348 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in tax expense in 2021 compared to 2020 is primarily due to higher earnings and related tax expense, audits and settlements, partially offset by legal entity restructuring tax benefits. In the fourth quarter of 2021, we recorded a $98 million reserve related to an unfavorable ruling in our ongoing tax litigation described in Note 15.
The increase in tax expense in 2020 compared to 2019 is primarily due to changes in valuation allowance, legal entity restructuring tax benefits, and earnings dispersion related to the sale of Embraco.
See Note 15 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
FORWARD-LOOKING PERSPECTIVE
Based on internal projections for the industry and broader economy, we currently estimate earnings per diluted share and industry demand for 2022 to be within the following ranges:

	2022
	Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2022	$27.00	—	$29.00

Industry demand
North America	2%	—%	3%
EMEA	—%	—%	2%
Latin America	(4)%	—%	(2)%
Asia	5%	—%	6%
For the full-year 2022, we expect the following key trends to continue and have incorporated our latest expectations of these in our guidance: continued supply constraints and elevated inflationary costs, as well as positive price/mix led by previously announced cost-based price increases. Our anticipated tax rate is between 24.0% and 26.0%. Additionally, we expect to generate cash from operating activities of $2.2 billion and free cash flow of $1.5 billion, including restructuring cash outlays of approximately $50 million and, with respect to free cash flow, capital expenditures of approximately $700 million.
The table below reconciles projected 2022 cash provided by operating activities determined in accordance with GAAP to free cash flow, a non-GAAP measure. Management believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similarly named non-GAAP measures whose calculations may differ from our calculations. For 2022 we define free cash flow as cash provided by operating activities less capital expenditures. For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of Management's Discussion and Analysis.

2022
Millions of dollars	Current Outlook
Cash provided by (used in) operating activities(1)	$2,200
Capital expenditures	(700)
Free cash flow	$1,500
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
•Ongoing EBIT
•Ongoing earnings per diluted share

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
•Ongoing EBIT margin
•Sales excluding foreign currency
•Organic net sales (net sales excluding foreign currency and Embraco)
•Free cash flow and adjusted free cash flow
•Gross debt leverage
Ongoing measures, including ongoing earnings per diluted share and ongoing EBIT, exclude items that may not be indicative of, or are unrelated to, results from our ongoing operations and provide a better baseline for analyzing trends in our underlying businesses. EBIT margin is calculated by dividing EBIT by net sales. Sales excluding foreign currency is calculated by translating the current period net sales, in functional currency, to U.S. dollars using the prior-year period's exchange rate compared to the prior-year period net sales. Organic net sales is calculated by excluding divestitures and foreign currency. Management believes that organic net sales and sales excluding foreign currency provides stockholders with a clearer basis to assess our results over time, excluding the impact of exchange rate fluctuations, and in the case of organic net sales, excluding the impact of our Embraco compressor business divested in July 2019. Management believes that Gross Debt Leverage (Gross Debt/Ongoing EBITDA) provides stockholders with a clearer basis to assess the Company's ability to pay off its incurred debt. We also disclose segment EBIT, which we define as operating profit less interest and sundry (income) expense and excluding restructuring costs, asset impairment charges and certain other items, if any, that management believes are not indicative of the region's ongoing performance, as the financial metric used by the Company's Chief Operating Decision Maker to evaluate performance and allocate resources in accordance with ASC 280, Segment Reporting. Management believes that free cash flow and adjusted free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. The Company provides free cash flow and adjusted free cash flow related metrics, such as free cash flow and adjusted free cash flow as a percentage of net sales, as long-term management goals, not an element of its annual financial guidance, and as such does not provide a reconciliation of free cash flow and adjusted free cash flow to cash provided by (used in) operating activities, the most directly comparable GAAP measure, for these long-term goal metrics. Any such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the Company's control. Whirlpool does not provide a non-GAAP reconciliation for its other forward-looking long-term value creation and other goals, such as organic net sales, EBIT, and gross debt/Ongoing EBITDA, as such reconciliation would rely on market factors and certain other conditions and assumptions that are outside of the company’s control.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Twelve Months Ended December 31,
	2021	2020	2019
Net earnings (loss) available to Whirlpool (1)	$1,783	$1,075	$1,168
Net earnings (loss) available to noncontrolling interests	23	(10)	14
Income tax expense	518	382	348
Interest expense	175	189	187
Earnings before interest & taxes	$2,499	$1,636	$1,717
Restructuring expense(a)	38	288	188
(Gain) loss on previously held equity interest(b)	(42)	—	—
(Gain) loss on sale and disposal of businesses(c)	(107)	(7)	(437)
Product warranty and liability (income) expense(d)	(9)	(30)	131
Corrective action recovery(e)	—	(14)	—
Sale-leaseback, real estate and receivable adjustments(f)	—	(113)	(86)
Trade customer insolvency claim settlement(g)	—	—	59
Brazil indirect tax credit(h)	—	—	(180)
Ongoing EBIT(2)	$2,379	$1,760	$1,392
(1)Net earnings margin is approximately 8.1%, 5.5% and 5.7% for the twelve months ended December 31, 2021, 2020 and 2019, respectively, and is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
(2)Ongoing EBIT margin is approximately 10.8%, 9.0% and 6.8% for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

Ongoing Earnings Per Diluted Share Reconciliation:	Twelve Months Ended December 31,
	2021	2020
Earnings per diluted share	$28.36	$16.98
Restructuring expense(a)	0.61	4.54
(Gain) loss on previously held equity interest(b)	(0.50)	—
(Gain) loss on sale and disposal of businesses(c)	(1.69)	(0.10)
Product warranty and liability (income) expense(d)	(0.14)	(0.47)
Corrective action recovery(e)	—	(0.22)
Sale-leaseback, real estate and receivable adjustments(f)	—	(1.77)
Income tax impact	0.41	(0.53)
Normalized tax rate adjustment(i)	(0.46)	0.03
Ongoing earnings per diluted share	$26.59	$18.46

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Throughout 2021 and comparable periods, the Company defines adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Going forward, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures.

Adjusted Free Cash Flow (FCF) Reconciliation: in millions	Twelve Months Ended December 31,
	2021	2020	2019
Cash provided by (used in) operating activities	$2,176	$1,500	$1,230
Capital expenditures	(525)	(410)	(532)
Proceeds from sale of assets and businesses (5)	302	166	1,174
Change in restricted cash (4)	10	(10)	40
Repayment of term loan (5)	—	—	(1,000)
Adjusted free cash flow	$1,963	$1,246	$912

Cash provided by (used in) investing activities	$(660)	$(237)	$636
Cash provided by (used in) financing activities	$(1,339)	$(253)	$(1,424)
(3)See Note 4 to the Consolidated Financial Statements for additional information
(4)Proceeds from the sale of assets and business for the twelve months ended December 31, 2019 include $1.0 billion of net cash proceeds received for the sale of the Embraco compressor business; $1.0 billion of these proceeds were used to repay an outstanding term loan in August 2019.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
The reconciliation provided below reconciles the non-GAAP financial measure ongoing EBITDA to net earnings available to Whirlpool, for the twelve months ended December 31, 2021.

Twelve Months Ended
Ongoing earnings before interest, taxes, depreciation & amortization:	December 31, 2021
Net earnings (loss) available to Whirlpool	$1,783
Net earnings (loss) available to noncontrolling interests	23
Income tax expense (benefit)	518
Interest expense	175
Earnings before interest & taxes	$2,499
Restructuring costs(a)	38
(Gain) loss on previously held equity interest(b)	(42)
(Gain) loss on sale and disposal of businesses(c)	(107)
Product warranty and liability (income) expense(d)	(9)
Ongoing earnings before interest & taxes	$2,379
Depreciation and amortization	494
Ongoing earnings before interest, taxes, depreciation & amortization	$2,873

The reconciliation provided below reconciles Whirlpool's Gross Debt outstanding, for the twelve months ended December 31, 2021.

Twelve Months Ended
Gross debt outstanding:	December 31, 2021
Long-term debt	$4,929
Current maturities of long-term debt	298
Notes payable	10
Gross debt outstanding	$5,237

The reconciliation provided below calculates Whirlpool's Gross Debt to ongoing EBITDA ratio, for the twelve months ended December 31, 2021.

Twelve Months Ended
Gross debt to ongoing EBITDA ratio:	December 31, 2021
Gross debt outstanding	$5,237
Ongoing earnings before interest, taxes, depreciation and amortization	$2,873
Gross debt leverage (gross debt to ongoing EBITDA) ratio	1.8
Footnotes
(a) RESTRUCTURING EXPENSE - In 2019, these costs were primarily related to actions that rightsize our EMEA business and certain other unique restructuring events, including restructuring of the Naples, Italy manufacturing plant.
In 2020, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our global business, attributable primarily to the macroeconomic uncertainties caused by COVID-19. This includes costs of approximately $100 million related to restructuring in the United States and approximately $188 million related to restructuring outside of the United States, including the exit of our Naples, Italy facility. In 2021, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our EMEA business and other centralized functions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
(b) (GAIN) LOSS ON PREVIOUSLY HELD EQUITY INTEREST - During the third quarter of 2021, our subsidiary Whirlpool of India Ltd. acquired an additional 38% equity interest in Elica PB India Private Limited (Elica PB India) for $57 million, which resulted in a controlling equity ownership of approximately 87%. The previously held equity interest of 49% in Elica PB India was remeasured at fair value of $74 million on the acquisition date, which resulted in a gain of $42 million. This gain was recorded within Interest & sundry (income) expense during the third quarter. The earnings per diluted share impact is calculated net of minority interest.
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
On May 17, 2021, our subsidiary entered into a share purchase agreement to sell its Turkish subsidiary to Arçelik. As part of the agreement, Arçelik assumed responsibility for operating the manufacturing site in Manisa, Turkey, following closing. The transaction closed on June 30, 2021. In connection with the closing of the transaction, we received cash proceeds of $93 million and recognized a loss on sale of $164 million. During the third quarter of 2021, amounts for working capital and other customary post-closing adjustments were finalized and an additional $13 million loss related to the sale of business was recorded.
The net impact realized for gain on sale and disposal of businesses included in the income statement for the twelve months ended December 31, 2021 is $105 million.
During the third quarter of 2019, the Company reserved approximately $7 million for an expected change in purchase price for the sale of the Embraco compressor business. Adjustments to the final purchase price were finalized as of the third quarter 2020, with no resulting change to the final purchase price, and the reserve was released and recognized as a gain during the quarter.
(d) PRODUCT WARRANTY AND LIABILITY (INCOME) EXPENSE - In September 2015, the Company recorded a liability related to a corrective action affecting certain legacy Indesit products. During the second and third quarters of 2019, the Company incurred additional product warranty expense related to this previously disclosed legacy Indesit dryer corrective action campaign in the UK for approximately $12 million and $14 million, respectively. In the third quarter of 2019, the Company recorded a charge of approximately $105 million for estimated product warranty expense related to certain EMEA-produced washers for which the Company commenced a recall in January 2020.
During the fourth quarter of 2020, the Company released an accrual of approximately $30 million related to this EMEA-produced washer recall campaign. During the fourth quarter of 2021, the Company further released an accrual of approximately $9 million. These adjustments were made based on our revised expectations regarding future period cash expenditures for the campaign.
(e) CORRECTIVE ACTION RECOVERY - The Company recorded a benefit of $13 million in the third quarter of 2020 and $1 million in the fourth quarter of 2020 related to a vendor recovery in our ongoing EMEA-produced washer corrective action.
(f) SALE-LEASEBACK, REAL ESTATE AND RECEIVABLE ADJUSTMENTS - In the fourth quarter of 2019, the Company sold certain owned properties, primarily warehouses, while agreeing to lease these same properties from the purchaser. As part of the sale, the Company recognized a pre-tax gain on sale of the group of properties of approximately $111 million and a cash benefit of approximately $140 million. In addition, the Company wrote off the full loan receivable amount outstanding of approximately $18 million related to a previous loan between the Company and a not-for-profit entity in connection with a community and economic development project. The Company also wrote-down the book value of certain real estate properties, recognizing a loss of approximately $7 million.
In the fourth quarter of 2020, the Company sold and leased back a group of properties for net proceeds of approximately $139 million. The transaction met the requirements for sale leaseback

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
accounting. In the fourth quarter of 2020, the Company recorded the sale of the properties, which resulted in a pre-tax gain of approximately $113 million.
(g) TRADE CUSTOMER INSOLVENCY CLAIM SETTLEMENT - In January 2020, the Company entered into an agreement with the insolvency trustee for Alno AG, a former trade customer of a Company subsidiary in which the Company subsidiary held a minority equity interest, to settle all potential claims that the insolvency trustee may have against the Company subsidiary related to the Alno insolvency, resulting in a one-time charge of €52.75 million ($59 million as of December 31, 2019).
(h) BRAZIL INDIRECT TAX CREDIT - During the first half of 2019, the Company received favorable, non-appealable decisions related to the recovery of certain taxes previously paid over gross sales. As a result, the Company recorded a gain in interest and sundry (income) expense during the first and second quarter of 2019 in the amount of $127 million and $53 million, respectively, in connection with these decisions.
(i) NORMALIZED TAX RATE ADJUSTMENT - For 2020 and 2021, the full-year effective tax rates were 26.3% and 23.5%, respectively.
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
The Company believes that free cash flow provides stockholders with a relevant measure of liquidity and a useful basis for assessing Whirlpool's ability to fund its activities and obligations. Whirlpool has historically been able to leverage its strong free cash flow generation to fund our operations, pay for any debt servicing costs and allocate capital for reinvestment in our business, funding share repurchases and dividend payments.
Our short term potential uses of liquidity include funding our ongoing capital spending, restructuring activities, and returns to shareholders. We also have $298 million of term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand.
The Company had cash and cash equivalents of approximately $3.0 billion at December 31, 2021, of which approximately half was held by subsidiaries in foreign countries. For each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practical to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At December 31, 2021, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States, Switzerland, Brazil and India, which represented 7.3%, 1.8%, 1.4%, and 1.0%, respectively. In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Brazil and Italy, which represented 1.4% and 1.3%, respectively. We continue to monitor general financial instability and uncertainty globally.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At December 31, 2021, we had $10 million of notes payable outstanding. See Note 7 to the Consolidated Financial Statements for additional information.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks and customers regularly, and take certain action to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty. We also continue to review customer conditions globally.
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
Sources and Uses of Cash
We met our cash needs during 2021 through cash flows from operations, cash and cash equivalents, and financing arrangements. Our cash, cash equivalents and restricted cash at December 31, 2021 increased $110 million compared to the same period in 2020.
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented. Significant drivers of changes in our cash and cash equivalents balance during 2021 are discussed below:
Cash Flow Summary

Millions of dollars	2021	2020	2019
Cash provided by (used in):
Operating activities	$2,176	$1,500	$1,230
Investing activities	(660)	(237)	636
Financing activities	(1,339)	(253)	(1,424)
Effect of exchange rate changes	(67)	(28)	(28)
Net increase in cash, cash equivalents and restricted cash	$110	$982	$414
Cash Flows from Operating Activities
Cash provided by operating activities in 2021 increased compared to 2020. The increase was primarily driven by strong cash earnings and improvements in working capital. The improvement in working capital was driven by increased accounts payable due to raw material inflation, partially offset by increased inventory due to higher input costs and a modest inventory build.
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
Cash Flows from Investing Activities
The increase in cash used in investing activities during 2021 primarily reflects the cash impacts from the divestiture of Whirlpool China (approximately $341 million) and our Turkey manufacturing subsidiary (approximately $52 million) as well as an increase in capital expenditures (approximately $115 million).
The increase in cash provided by investing activities during 2020 primarily reflects the 2019 proceeds from the sale of the Embraco compressor business (approximately $1 billion), partially offset by a decrease in capital expenditures (approximately $122 million) and the proceeds from a real estate sale-leaseback transaction (approximately $139 million).
The increase in cash provided by investing activities during 2019 primarily reflects proceeds from the sale of the Embraco compressor business (approximately $1 billion) along with proceeds from a real estate sale-leaseback transaction (approximately $140 million) and a decrease in capital expenditures (approximately $60 million).
Cash Flows from Financing Activities
The increase in cash used in financing activities during 2021 primarily reflects lower debt issuance proceeds (approximately $733 million) along with higher share repurchases (approximately $920 million) partially offset by lower repayments of long-term debt (increase of approximately $273 million) net effect of reduced short-term debt (increase of approximately $330 million).
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
Dividends paid in financing activities were $338 million, $311 million, and $305 million during 2021, 2020 and 2019, respectively.
Financing Arrangements
At December 31, 2021, the Company had total committed credit facilities of approximately $3.7 billion and $4.2 billion at December 31, 2021 and 2020, respectively. The facilities are geographically diverse and reflect the Company's global operations. The Company believes these facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at December 31, 2021 and 2020, respectively.
See Note 7 to the Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Other material obligations include off-balance sheet arrangements arising in the normal course of business. They primarily consist of agreements we enter into with financial institutions to issue bank guarantees, letters of credit and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At December 31, 2021 and 2020, we had approximately $294 million and $423 million outstanding under these agreements, respectively.
Additionally, we have material contractual obligations. They primarily consist of long-term debt obligations, operating lease obligations, purchase obligations, taxes, United States and foreign pension plans and other postretirement benefits. See Notes 1, 3, 7-10 and 15 to the Consolidated Financial Statements for additional information.
Dividends
In April 2021, our Board of Directors approved a 12.0% increase in our quarterly dividend on our common stock to $1.40 per share from $1.25 per share, representing the 9th consecutive year of increased dividends.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements, in conformity with GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We periodically evaluate these estimates and assumptions, which are based on historical experience, forecasted events, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Our pension and other postretirement benefit obligations at December 31, 2021 and preliminary retirement benefit costs for 2022 were prepared using the assumptions that were determined as of December 31, 2021. The following table summarizes the sensitivity of our December 31, 2021 retirement obligations and 2022 retirement benefit costs of our United States plans to changes in the key assumptions used to determine those results:

Estimated increase (decrease) in
Millions of dollars	Percentage Change	2022 Expense	PBO/APBO(1) for 2021
United States Pension Plans
Discount rate	+/-50bps	1/(1)	(150)/165
Expected long-term rate of return on plan assets	+/-50bps	(13)/13	–
United States Other Postretirement Benefit Plan
Discount rate	+/-50bps	1/(1)	(6)/7
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
At December 31, 2021 and 2020, we had total deferred tax assets of $3.0 billion and $3.4 billion, respectively, net of valuation allowances of $195 million and $214 million, respectively. The Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. Our income tax expense has fluctuated considerably over the last five years. The tax expense has been influenced primarily by foreign tax credits, audit settlements and adjustments, tax planning strategies, enacted legislation, and dispersion of global income. Future changes in the effective tax rate will be subject to several factors, including business profitability, tax planning strategies, and enacted tax laws.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
We have various tax filings with applicable jurisdictions to defend our positions with regards to the timing and amount of deductions and credits as well as the allocation of income across various jurisdictions. We regularly inventory, evaluate and measure all uncertain tax positions taken or expected to be taken to ensure the timely recording of liabilities for tax positions that may not be sustained or may only be partially sustained upon examination by the relevant taxing authorities. We believe that our estimates and judgements with respect to uncertain tax positions are reasonable and accurate at the time they are developed. However, actual results may differ due to unforeseen future events and circumstances. If one or more of the applicable taxing authorities were to successfully challenge our right to realize some or all of the tax benefits we have recorded, it could have a material adverse effect on our financial statements.
In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and could result in outcomes that are unfavorable to the Company. For additional information about income taxes, see Note 1, Note 8 and Note 15 to the Consolidated Financial Statements.
Warranty Obligations
The estimation of warranty obligations is determined in the same period that revenue from the sale of the related products is recognized. The warranty obligation is based on historical experience and represents our best estimate of expected costs at the time products are sold. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Future events and circumstances could materially change our estimates and require adjustments to the warranty obligations. For the year ended December 31, 2021 and 2020, warranty expense as a percentage of consolidated Net sales approximated 1.5% and 1.4%, respectively. For additional information about warranty obligations, see Note 8 to the Consolidated Financial Statements.
Goodwill and Indefinite-Lived Intangibles
Certain business acquisitions have resulted in the recording of goodwill and trademark assets which are not amortized. At December 31, 2021 and 2020, we had goodwill of approximately $2.5 billion and $2.5 billion, respectively. We have trademark assets with a carrying value of approximately $1.9 billion at December 31, 2021 and 2020.
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
For our annual impairment assessment as of October 1, 2021, the Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill and certain brand trademarks. The Company elected to perform a qualitative assessment on the other indefinite-lived intangible assets noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.

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
Based on the results of our annual quantitative assessment performed as of October 1, 2021, the fair values of our North America, Asia, EMEA and Latin America reporting units exceeded their respective carrying values by 306%, 258%, 29% and 20%, respectively.
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
The fair value of the Maytag trademark exceeded its carrying value of $1,021 million by approximately 11%. We expect future fiscal year revenue for this brand to improve as we recover from temporary volume loss from supply chain disruptions and continue to execute our brand leadership strategy and benefit from our new product investments.
The fair values of all other trademarks exceeded their carrying values by an amount sufficient to not be deemed "at risk".
In performing the quantitative assessment on these assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.
Revenue growth rates relate to projected revenues from our financial planning and analysis process and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge. We performed a sensitivity analysis on our estimated fair values noting a 10% reduction of forecasted revenues in the Maytag trademark would reduce the fair value of the trademark to its carrying value.
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the assumed royalty rates that would hypothetically be paid by a market participant for the use of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
trademarks. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given product category. Based on this analysis, we determined a royalty rate of 4% for the Maytag trademark. We performed a sensitivity analysis on our estimated fair value of Maytag, noting a 50 basis point reduction of the royalty rate would result in an impairment charge of approximately $24 million.
In developing discount rates for the valuation of our trademarks, we used a market participant discount rate based on a weighted-average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined the discount rate to be 10.25% for Maytag. We performed a sensitivity analysis on our estimated fair value for Maytag noting a 100 basis point increase in the discount rate would result in an impairment charge of approximately $8 million.
Based on our quantitative impairment assessment as of October 1, 2020, the carrying value of the Hotpoint* trademark exceeded its fair value by €6 million, approximately $7 million USD, and we recorded an intangible impairment charge in this amount during the fourth quarter of 2020. There were no other impairments of indefinite-lived intangible assets in 2020 or 2021.
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
Antidumping and Safeguard Petition
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping large residential washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain large residential washers imported from South Korea, Mexico, and China, and countervailing duties on certain large residential washers from South Korea. In March 2019, the order covering certain large residential washers from Mexico was extended for an additional five years, while the order covering certain large residential washers from South Korea was revoked. The order covering certain large residential washers from China is currently subject to administrative review to determine whether the order should be extended.
*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG were evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished large residential washers and certain covered parts for three years. In January 2021, the remedy was extended for two years until February 2023. During the fourth year of the remedy, beginning February 7, 2021, the remedy imposes a 15% tariff on the first 1.2 million large residential washers imported into the United States (under tariff) and a 35% tariff on such imports in excess of 1.2 million, and also imposes a 35% tariff on washer tub, drum, and cabinet imports in excess of 110,000. Consistent with modifications to the order approved in 2020, the 1.2 million under tariff is allocated by quarter (300,000 large residential washers per quarter). We cannot speculate on the modification's impact in future quarters, which will depend on Samsung and LG's U.S. production capabilities and import plans. These orders are subject to administrative reviews and possible appeals.
Raw Materials and Global Economy

The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, we expect to continue to be impacted by the following factors: global shortage of certain components, other supply chain constraints and cost inflation, all of which we expect to continue in 2022. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Certain statements contained in this annual report, including those within the forward-looking perspective section within the Management's Discussion and Analysis section, and other written and oral statements made from time to time by us or on our behalf do not relate strictly to historical or current facts and may contain forward-looking statements that reflect our current views with respect to future events and financial performance. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "may," "could," "will," "should," "possible," "plan," "predict," "forecast," "potential," "anticipate," "estimate," "expect," "project," "intend," "believe," "may impact," "on track," "guarantee," "seek," and the negative of these words and words and terms of similar substance. Our forward-looking statements generally relate to our growth strategies, financial results, product development, and sales efforts. These forward-looking statements should be considered with the understanding that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and the impact of COVID-19 on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) COVID-19 pandemic-related business disruptions and economic uncertainty; (2) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (3) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (4) Whirlpool's ability to maintain its reputation and brand image; (5) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (6) Whirlpool’s ability to understand consumer preferences and successfully develop new

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
products; (7) Whirlpool's ability to obtain and protect intellectual property rights; (8) acquisition and investment-related risks, including risks associated with our past acquisitions; (9) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (10) risks related to our international operations, including changes in foreign regulations; (11) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (12) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (13) product liability and product recall costs; (14) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (15) our ability to attract, develop and retain executives and other qualified employees; (16) the impact of labor relations; (17) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (18) Whirlpool's ability to manage foreign currency fluctuations; (19) impacts from goodwill impairment and related charges; (20) triggering events or circumstances impacting the carrying value of our long-lived assets; (21) inventory and other asset risk; (22) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (23) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (24) the effects and costs of governmental investigations or related actions by third parties; (25) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs; (26) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (27) the uncertain global economy and changes in economic conditions which affect demand for our products.
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
We use foreign currency forward contracts, currency options, currency swaps and cross-currency swaps to hedge the price risk associated with firmly committed and forecasted cross-border payments and receipts related to ongoing business and operational financing activities. At December 31, 2021 and 2020, our most significant foreign currency exposures related to the Brazilian Real, Canadian Dollar and British Pound. We also use forward or option contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - (CONTINUED)
translation adjustments related to our net investment in those subsidiaries. These foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2021, a 10% favorable or unfavorable exchange rate movement in each currency in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $357 million or loss of approximately $365 million, respectively. Consistent with the use of these contracts to mitigate the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the re-measurement of the underlying exposures.
We enter into interest rate swap and cross-currency swap agreements to manage our exposure to interest rate risk from probable long-term debt issuances or cross-currency debt. At December 31, 2021, a 100 basis point increase or decrease in interest rates would have resulted in an incremental unrealized gain of approximately $53 million or unrealized loss of approximately $74 million, respectively, related to these contracts.
We enter into commodity swap contracts to hedge the price risk associated with firmly committed and forecasted commodities purchases, the prices of which are not fixed directly through supply contracts. At December 31, 2021, a 10% favorable or unfavorable shift in commodity prices would have resulted in an incremental gain or loss of approximately $26 million, respectively, related to these contracts.
There is no material change to market risk exposure other than foreign exchange, which is attributable to a change in the size of the derivative portfolio year over year. For additional information, see Note 10 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent Registered Public Accounting Firm (PCAOB ID: 42)	122

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Year Ended December 31,
(Millions of dollars, except per share data)

	2021	2020	2019
Net sales	$21,985	$19,456	$20,419
Expenses
Cost of products sold	17,576	15,614	16,908
Gross margin	4,409	3,842	3,511
Selling, general and administrative	2,081	1,877	2,142
Intangible amortization	47	62	69
Restructuring costs	38	288	188
Impairment of goodwill and other intangibles	—	7	—
(Gain) loss on sale and disposal of businesses	(105)	(7)	(437)
Operating profit	2,348	1,615	1,549
Other (income) expense
Interest and sundry (income) expense	(159)	(21)	(168)
Interest expense	175	189	187
Earnings before income taxes	2,332	1,447	1,530
Income tax expense (benefit)	518	382	348
Equity method investment income (loss), net of tax	(8)	—	—
Net earnings	1,806	1,065	1,182
Less: Net earnings (loss) available to noncontrolling interests	23	(10)	14
Net earnings available to Whirlpool	$1,783	$1,075	$1,168
Per share of common stock
Basic net earnings available to Whirlpool	$28.73	$17.15	$18.34
Diluted net earnings available to Whirlpool	$28.36	$16.98	$18.19
Weighted-average shares outstanding (in millions)
Basic	62.1	62.7	63.7
Diluted	62.9	63.3	64.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,
(Millions of dollars)

	2021	2020	2019
Net earnings (loss)	$1,806	$1,065	$1,182

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	364	(385)	54
Derivative instruments:
Net gain (loss) arising during period	282	(43)	71
Less: reclassification adjustment for gain (loss) included in net earnings (loss)	255	(126)	88
Derivative instruments, net	27	83	(17)
Defined benefit pension and postretirement plans:
Prior service (cost) credit arising during period	—	156	9
Net gain (loss) arising during period	56	(78)	(6)
Less: amortization of prior service credit (cost) and actuarial (loss)	(48)	(93)	(49)
Defined benefit pension and postretirement plans, net	104	171	52
Other comprehensive income (loss), before tax	495	(131)	89
Income tax benefit (expense) related to items of other comprehensive income (loss)	(41)	(60)	(12)
Other comprehensive income (loss), net of tax	$454	$(191)	$77

Comprehensive income (loss)	$2,260	$874	$1,259
Less: comprehensive income (loss), available to noncontrolling interests	23	(8)	14
Comprehensive income (loss) available to Whirlpool	$2,237	$882	$1,245

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Millions of dollars)

	2021	2020
Assets
Current assets
Cash and cash equivalents	$3,044	$2,924
Accounts receivable, net of allowance of $98 and $132, respectively	3,100	3,109
Inventories	2,717	2,301
Prepaid and other current assets	834	795
Total current assets	9,695	9,129
Property, net of accumulated depreciation of $6,619 and $6,780, respectively	2,805	3,199
Right of use assets	946	989
Goodwill	2,485	2,496
Other intangibles, net of accumulated amortization of $522 and $673, respectively	1,981	2,194
Deferred income taxes	1,920	2,189
Other noncurrent assets	453	240
Total assets	$20,285	$20,436
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,413	$4,834
Accrued expenses	609	637
Accrued advertising and promotions	854	831
Employee compensation	576	648
Notes payable	10	12
Current maturities of long-term debt	298	298
Other current liabilities	750	1,070
Total current liabilities	8,510	8,330
Noncurrent liabilities
Long-term debt	4,929	5,059
Pension benefits	378	516
Postretirement benefits	142	166
Lease liabilities	794	838
Other noncurrent liabilities	519	732
Total noncurrent liabilities	6,762	7,311
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 113 million shares issued, respectively, and 59 million and 63 million shares outstanding, respectively	114	113
Additional paid-in capital	3,025	2,923
Retained earnings	10,170	8,725
Accumulated other comprehensive loss	(2,357)	(2,811)
Treasury stock, 55 million and 50 million shares, respectively	(6,106)	(5,065)
Total Whirlpool stockholders' equity	4,846	3,885
Noncontrolling interests	167	910
Total stockholders' equity	5,013	4,795
Total liabilities and stockholders' equity	$20,285	$20,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(Millions of dollars)

	2021	2020	2019
Operating activities
Net earnings	$1,806	$1,065	$1,182
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	494	568	587
Impairment of goodwill and other intangibles	—	7	—
(Gain) loss on sale and disposal of businesses	(105)	(7)	(437)
(Gain) loss on previously held equity interest	(42)	—	—
Changes in assets and liabilities:
Accounts receivable	(232)	(940)	(87)
Inventories	(648)	249	(17)
Accounts payable	949	341	140
Accrued advertising and promotions	70	(123)	118
Accrued expenses and current liabilities	125	(287)	22
Taxes deferred and payable, net	130	154	(122)
Accrued pension and postretirement benefits	(116)	(30)	(81)
Employee compensation	16	303	106
Other	(271)	200	(181)
Cash provided by (used in) operating activities	2,176	1,500	1,230
Investing activities
Capital expenditures	(525)	(410)	(532)
Proceeds from sale of assets and businesses	302	166	1,174
Acquisition of businesses, net of cash acquired	(46)	—	—
Cash held by divested businesses	(393)	—	—
Other	2	7	(6)
Cash provided by (used in) investing activities	(660)	(237)	636
Financing activities
Net proceeds from borrowings of long-term debt	300	1,033	700
Net proceeds (repayments) of long-term debt	(300)	(569)	(949)
Net proceeds (repayments) from short-term borrowings	(1)	(330)	(723)
Dividends paid	(338)	(311)	(305)
Repurchase of common stock	(1,041)	(121)	(148)
Common stock issued	76	44	8
Other	(35)	1	(7)
Cash provided by (used in) financing activities	(1,339)	(253)	(1,424)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(28)	(28)
Increase (decrease) in cash, cash equivalents and restricted cash	110	982	414
Cash, cash equivalents and restricted cash at beginning of year	2,934	1,952	1,538
Cash, cash equivalents and restricted cash at end of period	$3,044	$2,934	$1,952
Supplemental disclosure of cash flow information
Cash paid for interest	$169	$193	$194
Cash paid for income taxes	$388	$229	$469
The accompanying notes are an integral part of these Consolidated Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Year ended December 31,
(Millions of dollars)

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock/ Additional Paid-In-Capital	Common Stock	Non- Controlling Interests
Balances, December 31, 2018	$3,313	$7,041	$(2,695)	$(2,059)	$112	$914
Comprehensive income
Net earnings (loss)	1,182	1,168	—	—	—	14
Other comprehensive income (loss)	77	—	77	—	—	—
Comprehensive income	1,259	1,168	77	—	—	14
Adjustment to beginning retained earnings	$61	$61
Stock issued (repurchased)	(110)	—	—	(110)	—	—
Dividends declared	(313)	(308)	—	—	—	(5)
Balances, December 31, 2019	4,210	7,962	(2,618)	(2,169)	112	923
Comprehensive income
Net earnings (loss)	1,065	1,075	—	—	—	(10)
Other comprehensive income (loss)	(191)	—	(193)	—	—	2
Comprehensive income	874	1,075	(193)	—	—	(8)
Stock issued (repurchased)	28	—	—	27	1	—
Dividends declared	(317)	(312)	—	—	—	(5)
Balances, December 31, 2020	4,795	8,725	(2,811)	(2,142)	113	910
Comprehensive income
Net earnings	1,806	1,783	—	—	—	23
Other comprehensive income (loss)	454	—	454	—	—	—
Comprehensive income	2,260	1,783	454	—	—	23
Stock issued (repurchased)	(938)	—	—	(939)	1	—
Dividends declared	(340)	(338)	—	—	—	(2)
Acquisitions and divestitures	(764)	—	—	—	—	(764)
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(1)    SIGNIFICANT ACCOUNTING POLICIES
General Information
Whirlpool Corporation, a Delaware corporation, manufactures products in 10 countries and markets products in nearly every country around the world under brand names such as Whirlpool, KitchenAid, Maytag, Consul, Brastemp, Amana, Bauknecht, JennAir, Indesit, Yummly and Hotpoint*. We conduct our business through four operating segments, which we define based on geography. Whirlpool Corporation's operating and reportable segments consist of North America; Europe, Middle East and Africa ("EMEA"); Latin America and Asia.
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
Risks and Uncertainties
The Consolidated Financial Statements presented herein reflect estimates and assumptions made by management at December 31, 2021 and for the twelve months ended December 31, 2021.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after February 10, 2022, including those resulting from the impacts of COVID-19 pandemic or other macroeconomic factors, will be reflected in management’s estimates for future periods.
Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. The Maytag trademark continues to be at risk at December 31, 2021. The goodwill in any of our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the Maytag trademark, but we remain committed to the strategic actions necessary to realize the long-term forecasted profitability and recover from the supply constraints.
A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance in our Maytag trademark, among other factors, as a result of the COVID-19 pandemic, other macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

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
Certain arrangements include servicing of transferred receivables by Whirlpool. Under these arrangements the Company received cash proceeds of $594 million during the twelve months ended December 31, 2020. The amount of cash proceeds received were immaterial for the twelve months ended December 31, 2021. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were $30 million as of December 31, 2020. These amounts were not material as of December 31, 2021.

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
Fair Value Measurements
We measure fair value based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Certain investments are valued based on net asset value (NAV), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments. We had Level 3 assets at December 31, 2021 and 2020 that included pension plan assets disclosed in Note 9 to the Consolidated Financial Statements. We had no Level 3 liabilities at December 31, 2021 and 2020, respectively.
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
Inventories
North America and EMEA reporting segments use the FIFO method of inventory valuation. Latin America and Asia inventories are stated at average cost. Costs include materials, labor and production overhead at normal production capacity. Costs do not exceed net realizable values.
Property
Property is stated at cost, net of accumulated depreciation. For production machinery and equipment, we record depreciation based on units produced, unless units produced drop below a minimum threshold at which point depreciation is recorded using the straight-line method, excluding property acquired from the Hefei Sanyo (subsequently "Whirlpool China") acquisition and certain property acquired from the Indesit acquisition in 2014. For certain production assets acquired from Indesit, we depreciate costs based on the straight-line method.
Property, plant and equipment and related accumulated depreciation of divested businesses have been removed in 2021. For additional information, see Note 17 to the Consolidated Financial Statements.
Depreciation expense for property, including accelerated depreciation classified as restructuring expense in our Consolidated Statements of Income (Loss), was $447 million, $506 million and $518 million in 2021, 2020 and 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our property at December 31, 2021 and 2020:

Millions of dollars	2021	2020	Estimated Useful Life
Land	$84	$92	n/a
Buildings	1,249	1,517	10 to 50 years
Machinery and equipment	8,091	8,370	3 to 20 years
Accumulated depreciation	(6,619)	(6,780)
Property plant and equipment, net (1)	$2,805	$3,199
(1) Decrease of $379 million in property, plant and equipment, net, is due to the deconsolidation of Whirlpool China and divestment of Turkey manufacturing entity. For additional information, see Note 17 to the Consolidated Financial Statements.
We classify gains and losses associated with asset dispositions in the same line item as the underlying depreciation of the disposed asset in the Consolidated Statements of Income (Loss).
During the twelve months ended December 31, 2021, we disposed of buildings, machinery and equipment with a net book value of $17 million, compared to $25 million in prior year. The net gain on the other disposals were not material in 2021 or 2020.
During the twelve months ended December 31, 2020, we also retired land and buildings related to a sale-leaseback transaction and machinery and equipment with a net book value of approximately $26 million that was no longer in use. During 2020, we recognized a gain of $113 million in cost of products sold ($74 million) and selling, general and administrative ($39 million) primarily related to the sale-leaseback transaction in the fourth quarter of 2020.
We record impairment losses on long-lived assets, excluding goodwill and indefinite-lived intangibles, when events and circumstances indicate the assets may be impaired and the estimated undiscounted future cash flows generated by those assets are less than their carrying amounts. There were no significant impairments recorded during 2021, 2020 and 2019.
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
Sale-leaseback transactions
There were no material sale-lease back transactions in 2021. In the fourth quarter of 2020, the Company sold and leased back a group of non-core properties for net proceeds of approximately $139 million. The initial total annual rent for the properties is approximately $10 million per year over an initial 14 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has four sequential five-year renewal options.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
There was no impairment of goodwill in 2021, 2020 and 2019. See Note 6 and Note 11 to the Consolidated Financial Statements for additional information about goodwill.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
There was no impairment on other intangibles in 2021. We recorded an immaterial impairment charge on other intangibles in 2020. There was no impairment on other intangibles in 2019. See Note 6 and Note 11 to the Consolidated Financial Statements for additional information about other intangibles.
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to allow certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions.
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Balance Sheets. At December 31, 2021 and 2020, approximately $1.4 billion and $1.2 billion, respectively, have been issued to participating financial institutions.
A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the programs. We do not believe such risk would have a material impact on our working capital or cash flows.
Due to the completed partial tender offer for Whirlpool China and subsequent deconsolidation of the subsidiary during the second quarter of 2021, we no longer have material supply chain financing arrangements in China. For additional information see Note 17 to the Consolidated Financial Statements.
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
Research and Development Costs
Research and development costs are charged to expense and totaled $485 million, $455 million and $541 million in 2021, 2020 and 2019, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated and totaled $345 million, $273 million and $335 million in 2021, 2020 and 2019, respectively.
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
We recognize, primarily in other noncurrent liabilities, in the Consolidated Balance Sheets, the effects of uncertain income tax positions. Interest and penalties related to uncertain tax positions are reflected in income tax expense. We record liabilities, net of the amount, after determining it is more likely than not that the uncertain tax position will not be sustained upon examination based on its technical merits. We accrue for indirect tax contingencies when we determine that a loss is probable and the amount or range of loss is reasonably estimable.
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
Subsequent to the completion of the partial tender offer for Whirlpool China and deconsolidation of the entity in the second quarter of 2021, we made purchases from Whirlpool China of $290 million for the twelve months ended December 31, 2021. The outstanding amount due to Whirlpool China and its subsidiaries is $137 million as of December 31, 2021. The licensing revenue and outstanding

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
As of December 31, 2021, the carrying value of the equity interest in Whirlpool China is $206 million and is included in Other noncurrent assets in the Consolidated Balance Sheet.
The Company’s share of the results of equity method investments and elimination of intra-entity results are included in the Equity method investment income (loss), net of tax in the Consolidated Income Statement and Other noncurrent assets in the Consolidated Balance Sheet. The impact of equity method investments is not material for the periods presented.
For additional information, see Note 17 to the Consolidated Financial Statements.
Related Party Transaction
In 2018, Whirlpool of India Limited ("Whirlpool India"), a majority-owned subsidiary of Whirlpool Corporation, acquired a 49% equity interest in Elica PB India for $22 million. On September 27, 2021, Whirlpool India entered into a share purchase agreement to acquire an additional 38% equity interest in Elica PB India for $57 million, which resulted in a controlling equity ownership of 87%. Following the closing of the transaction on September 29, 2021, Elica PB India is consolidated in Whirlpool Corporation's financial statements and is reported within our Asia reportable segment. The transaction resulted in a gain of approximately $42 million on the Company’s previously held equity interest. This gain was recorded within Interest and sundry (income) expense during the third quarter of 2021.
The Company has finalized the independent appraisal for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed in the acquisition during the fourth quarter of 2021. This resulted in adjustments to the carrying values of recorded assets and liabilities, and the determination of residual amounts allocated to goodwill. The final allocation of the purchase prices included in the current period balance sheet is based on the final determination of asset fair values. Goodwill of $100 million, which is not deductible for tax purposes, has been allocated to the Asia reportable segment. The allocation has been made on the basis that the anticipated synergies identified will primarily benefit this reportable segment.
Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $36 million. Other assets or liabilities of Elica PB India are not material to the Consolidated Financial Statements of the Company.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.
In the third quarter of 2019, we sold our 12.54% ownership interest in Elica S.p.A. for a nominal amount.
Adoption of New Accounting Standards
On January 1, 2021 we adopted the following standards, which did not have a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2019-12	Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 1, 2021
Accounting Pronouncements Issued But Not Yet Effective
In March 2020, the FASB issued Update 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients: simplify

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
accounting analyses under current U.S. GAAP for contract modifications, simplify the assessment of hedge effectiveness, allow hedging relationships affected by reference rate reform to continue and allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. In January 2021, the FASB issued Update 2021-01, "Reference Rate Reform (Topic 848): Scope". The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. The standard is not expected to have a material impact on our Consolidated Financial Statements.
The FASB has issued the following relevant standards, which are not expected to have a material impact on our Consolidated Financial Statements:

Standard		Effective Date
2021-10	Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance	January 1, 2022
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

5. Recognize revenue when or as the Company satisfies a performance obligation

The Company generally satisfies performance obligations at a point in time. Revenue is recognized based on the transaction price at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the twelve months ended December 31, 2021 and 2020, respectively.

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source. We sell products within all major product categories in each operating segment. For additional information on the disaggregated revenues by geographical regions, see Note 16 to the Consolidated Financial Statements.

	Twelve months ended
Millions of dollars	2021	2020
Major product categories:
Laundry	$6,122	$5,675
Refrigeration	6,677	6,058
Cooking	5,639	4,782
Dishwashing	1,890	1,605
Total major product category net sales	$20,327	$18,120
Spare parts and warranties	1,187	913
Other	470	423
Total net sales	$21,985	$19,456
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the twelve months ended December 31, 2021.

Major Product Category Sales

Whirlpool Corporation manufactures and markets a full line of home appliances and related products and services. Our major product categories include the following: refrigeration, laundry,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
cooking, and dishwashing. The refrigeration product category includes refrigerators, freezers, ice makers and refrigerator water filters. The laundry product category includes laundry appliances, commercial laundry products and related laundry accessories. The cooking category includes cooking appliances and other small domestic appliances. The dishwashing product category includes dishwasher appliances and related accessories.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Allowance for Expected Credit Losses and Bad Debt Expense

We estimate our expected credit losses primarily by using an aging methodology and establish customer-specific reserves for higher risk trade customers. Our expected credit losses are evaluated and controlled within each geographic region considering the unique credit risk specific to the country, marketplace and economic environment. We take into account past events, current conditions and reasonable and supportable forecasts in developing the reserve. The adoption of the new credit loss standard as of January 1, 2020 did not have a material impact on the Consolidated Financial Statements.
The following table summarizes our allowance for doubtful accounts by operating segment for the twelve months ended December 31, 2021.

Millions of dollars	December 31, 2020	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	December 31, 2021
Accounts receivable allowance
North America	$7	$3	$(3)	$—	$—	$7
EMEA	67	—	(16)	(6)	—	45
Latin America	44	3	(3)	(1)	—	43
Asia	14	—	—	—	(11)	3
	$132	$6	$(22)	$(7)	$(11)	$98
Financing receivable allowance
Latin America	$27	$—	$—	$(2)	$—	$25
Asia	21	—	—	—	(21)	—
	$48	$—	$—	$(2)	$(21)	$25
Consolidated	$180	$6	$(22)	$(9)	$(32)	$123
(1)Accounts receivable and financing receivable allowance of Whirlpool China which were previously classified under accounts receivable and noncurrent assets, respectively, have been removed as part of the deconsolidation of Whirlpool China during the second quarter. For additional information, see Note 17 to the Consolidated Financial Statements.
We recorded an immaterial amount of bad debt expense for the years ended December 31, 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(3)    LEASES

Leases
We lease certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. The Company had operating lease costs of approximately $234 million and $236 million for the years ended December 31, 2021 and December 31, 2020, respectively.
Non-cancelable operating lease commitments that had not yet commenced were $69 million and $49 million for the periods ended December 31, 2021 and December 31, 2020, respectively. These operating leases are expected to commence before the end of fiscal year 2023 with lease terms of up to 10 years.
At December 31, 2021 and 2020, we have no material leases classified as financing leases. We have approximately $1.1 billion of non-cancellable operating lease commitments, excluding variable consideration at December 31, 2021 and $1.2 billion at December 31, 2020. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Maturity of Lease Liabilities	Operating Leases (in millions)
2022	$212
2023	184
2024	156
2025	122
2026	108
Thereafter	359
Total lease payments	$1,141
Less: interest	171
Present value of lease liabilities	970
The long-term portion of the lease liabilities included in the amounts above is $794 million as of December 31, 2021. The remainder of our lease liabilities are included in other current liabilities in the Consolidated Balance Sheets.
At December 31, 2021 and December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 7 years and 5% and 8 years and 4%, respectively.
During the year ended December 31, 2021 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $233 million. The right of use assets obtained in exchange for new liabilities was $179 million partially offset by $40 million in terminations for the year ended December 31, 2021.
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
We rent or sublease certain real estate to third parties. Our sublease portfolio primarily consists of operating leases within our warehouses, resulting in a nominal amount of sublease income for the years ended December 31, 2021 and December 31, 2020.
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of December 31, 2021, these arrangements include residual value guarantees of up to approximately $264 million that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The residual value guarantee amounted to $220 million as of December 31, 2020.
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Balance Sheets. Rental payments are calculated at the applicable reference rate plus a margin. The impact to the Consolidated Balance Sheets and Consolidated Statements of Income (Loss) are nominal.

(4)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Statements of Cash Flows:

	December 31,
Millions of dollars	2021	2020	2019
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$3,044	$2,924	$1,952
Restricted cash included in prepaid and other current assets	—	10	—
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$3,044	$2,934	$1,952
(5)     INVENTORIES
The following table summarizes our inventories at December 31, 2021 and 2020:

Millions of dollars	2021	2020
Finished products	$1,958	$1,635
Raw materials and work in process	759	666
Total inventories	$2,717	$2,301

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(6)     GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Ending balance December 31, 2019	$1,695	$302	$33	$410	$2,440
Currency translation adjustment	—	27	1	28	56
Ending balance December 31, 2020	$1,695	$329	$34	$438	$2,496
Currency translation adjustment	—	(22)	(1)	3	(20)
Divestitures and acquisitions (1)	—	(11)	—	20	9
Ending balance December 31, 2021	$1,695	$296	$33	$461	$2,485
(1)The net change in goodwill is due to the divestiture of Turkey manufacturing entity, deconsolidation of Whirlpool China and consolidation of Elica PB India. For additional information, see Notes 1 and 17 to the Consolidated Financial Statements.

2021 and 2020 annual impairment assessment

We completed our annual impairment test for goodwill as of October 1, 2021 and 2020. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate goodwill for all our reporting units. Based on the quantitative assessment we determined there was no impairment of goodwill.
Other Intangible Assets
The following table summarizes other intangible assets for the period presented:

	December 31, 2021			December 31, 2020
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives:
Customer relationships (1)	$443	$(334)	$109	$647	$(430)	$217
Patents and other (2)	191	(188)	3	327	(241)	86
Total other intangible assets, finite lives	$634	$(522)	$112	$974	$(671)	$303
Trademarks, indefinite lives (3)	1,869	—	1,869	1,893	(2)	1,891
Total other intangible assets (4)	$2,503	$(522)	$1,981	$2,867	$(673)	$2,194
(1)Customer relationships have an estimated useful life of 5 to 19 years.
(2)Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3)Includes impairment charge of $7 million at December 31, 2020.
(4)Decrease of $184 million in net other intangible assets is due to the deconsolidation of Whirlpool China. For additional information, see Note 17 to the Consolidated Financial Statements.

2021 and 2020 annual impairment assessment
We completed our annual impairment assessment for other intangible assets as of October 1, 2021. The Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate certain indefinite-lived intangible assets. Based on the results of the quantitative assessment, we determined there was no impairment of intangible assets.
We completed our annual impairment assessment for other intangible assets as of October 1, 2020. The Company elected to bypass the qualitative assessment and perform a quantitative assessment

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
to evaluate certain indefinite-life intangible assets. Based on the results of the quantitative assessment, we recorded an immaterial intangible impairment charge in the EMEA region.
See Note 11 to the Consolidated Financial Statements for additional information.
Amortization expense was $47 million, $62 million and $69 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes our future estimated amortization expense by year:

Millions of dollars
2022	$27
2023	24
2024	22
2025	10
2026	3

(7)    FINANCING ARRANGEMENTS
Long-Term Debt
The following table summarizes our long-term debt at December 31, 2021 and 2020:

Millions of dollars	2021	2020
Senior Note - 4.85%, maturing 2021	$—	$300
Senior Note - 4.70%, maturing 2022	300	300
Senior Note - 3.70%, maturing 2023	250	250
Senior Note - 4.00%, maturing 2024	300	300
Senior Note - 3.70%, maturing 2025	350	350
Senior Note - 1.25%, maturing 2026(1)	566	606
Senior Note - 1.10%, maturing 2027(1)	679	727
Senior Note - 0.50%, maturing 2028(1)	566	607
Senior Note - 4.75%, maturing 2029	694	693
Senior Note - 2.40%, maturing 2031	300	—
Senior Note - 5.15%, maturing 2043	249	249
Senior Note - 4.50%, maturing 2046	497	497
Senior Note - 4.60%, maturing 2050	493	493
Other, net	(17)	(15)
	$5,227	$5,357
Less current maturities	298	298
Total long-term debt	$4,929	$5,059
(1)Euro denominated debt reflects impact of currency
For outstanding notes issued by our wholly-owned subsidiaries the debt is fully and unconditionally guaranteed by the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the contractual maturities of our long-term debt, including current maturities, at December 31, 2021:

Millions of dollars
2022	$298
2023	247
2024	297
2025	347
2026	563
Thereafter	3,475
Long-term debt, including current maturities	$5,227
Debt Offering
On April 29, 2021, Whirlpool Corporation (the “Company”), completed its inaugural Sustainability Bond offering of $300 million in principal amount of 2.400% Senior Notes due 2031 (the “2031 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2031 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2031 Notes was made pursuant to the terms of an Underwriting Agreement, dated April 26, 2021 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2031 Notes. The 2031 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2031 Notes to redeem $300 million aggregate principal amount of 4.850% senior notes which was paid June 15, 2021. Consistent with the Company’s Sustainability Bond Framework, the Company intends to allocate an amount equal to the net proceeds from the sale of the 2031 Notes to fund one or more new or existing environmental and social Eligible Projects, as defined in the Company’s prospectus supplement dated April 26, 2021.
On May 7, 2020, the Company completed its offering of $500 million in principal amount of 4.60% Senior Notes due 2050 (the "2050 Notes"), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-224381). The 2050 Notes were issued under the Indenture. The 2050 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2050 Notes to repay a portion of the outstanding borrowings under the Company’s revolving credit facility, as amended and restated, dated as of August 6, 2019, among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent and Citibank, N.A., as syndication agent.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Credit Facilities
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion. On December 7, 2021, Whirlpool Corporation entered into Amendment No. 1 to the Fourth Amended and Restated Long-Term Credit Agreement to address the cessation of EUR LIBOR and GBP LIBOR on December 31, 2021 by defining EURIBOR and SONIA as the replacement rates, respectively. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated.
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
We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of December 31, 2021.
On April 27, 2020, Whirlpool Corporation entered into a revolving 364-Day Credit Agreement (the “364-Day Facility”) by and among the Company, the lenders referred to therein, and Citibank, N.A. as Administrative Agent. The 364-Day Facility provided aggregate borrowing capacity of $500 million, and expired on its termination date of April 26, 2021 with no outstanding borrowings.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $193 million at December 31, 2021 and $206 million at December 31, 2020, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2023.
We had no borrowings outstanding under the committed credit facilities at December 31, 2021 and 2020, respectively.
Facility Borrowings
On March 13, 2020, we initiated a borrowing of approximately $2.2 billion under the Amended Long-Term Facility, for which a portion of the proceeds from the borrowing were used to fund commercial paper repayment. We repaid $500 million of this Amended Long-Term Facility borrowing with the proceeds from our May 2020 Notes offering. The Company repaid an additional $500 million of this Amended Long-Term Facility borrowing by drawing on the full amount of the 364-Day Facility. All facility borrowing were repaid as of December 31, 2020 and no amounts were borrowed on the facility during the twelve months ended December 31, 2021.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the carrying value of notes payable at December 31, 2021 and 2020, respectively.

Millions of dollars	2021	2020
Short-term borrowings to banks	10	12
Total notes payable	$10	$12
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at December 31, 2021. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $362 million at December 31, 2021).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 261 million Brazilian reais (approximately $47 million at December 31, 2021), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 308 million Brazilian reais (approximately $55 million at December 31, 2021). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Trade Customer Insolvency
The Company was a former indirect minority shareholder of Alno AG, a longstanding trade customer that filed for insolvency protection in Germany. In 2020, we paid a settlement of €52.75 million (approximately $59 million at the time of payment) to resolve any potential claims the insolvency trustee might have against the Company. We are also defending third-party claims related to Alno's insolvency that we believe are without merit, and believe the ultimate resolution of these claims will not have a material adverse effect on our financial statements.
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. The dismissal is being appealed. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of December 31, 2021. Additional claims may be filed related to this incident.
Other Litigation
See Note 15 for information on certain U.S. income tax litigation. In addition, we are currently defending against two lawsuits that have been certified for treatment as class actions in U.S. federal court, relating to two top-load washing machine models. In December 2019, the court in one of these lawsuits entered summary judgment in Whirlpool's favor. That ruling remains subject to appeal, and the other lawsuit is ongoing. We believe the lawsuits are without merit and are vigorously defending them. Given the preliminary stage of the proceedings, we cannot reasonably estimate a range of loss, if any, at this time. The resolution of these matters could have a material adverse effect on our financial statements in any particular reporting period.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Balance Sheets. The following table summarizes the changes in total product warranty reserves for the periods presented:

	Product Warranty
Millions of dollars	2021	2020
Balance at January 1	$273	$383
Issuances/accruals during the period	307	226
Settlements made during the period/other(1)	(294)	(336)
Balance at December 31	$286	$273
Current portion	$194	$184
Non-current portion	92	89
Total	$286	$273
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
As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the U.K. and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. During the fourth quarter of 2020, the Company released an accrual of approximately $30 million related to this campaign. During the fourth quarter of 2021, the Company further released an accrual of approximately $9 million. These adjustments were made based on the latest available data including take rate assumptions and unit population. These estimates are based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. For the year ended December 31, 2021, settlements of approximately $5 million have been incurred. The total settlements since the beginning of this campaign are approximately $61 million. In 2020, we recorded a benefit of $14 million related to a vendor recovery for this corrective action. The amount of vendor recovery was immaterial in 2021.
For the year ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the U.K. For the year ended December 31, 2021 and for the year ended December 31, 2020, additional product warranty expenses related to this campaign were immaterial. We continue to voluntarily cooperate with the U.K. regulator with respect to the washer and dryer actions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At December 31, 2021 and December 31, 2020, the guaranteed amounts totaled 1,183 million Brazilian reais (approximately $212 million at December 31, 2021) and 297 million Brazilian reais (approximately $57 million at December 31, 2020), respectively. The fair value of these guarantees were nominal at December 31, 2021 and December 31, 2020. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.3 billion at December 31, 2021 and $3.5 billion at December 31, 2020. Our total short-term outstanding bank indebtedness under guarantees was nominal at both December 31, 2021 and 2020.
Purchase Obligations
Our expected cash outflows resulting from non-cancellable purchase obligations are summarized by year in the table below:

Millions of dollars
2022	$206
2023	92
2024	61
2025	35
2026	15
Thereafter	30
Total purchase obligations	$439
(9)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
We have funded and unfunded defined benefit pension plans that cover certain employees in North America, Europe, Asia and Brazil. The United States plans comprise the majority of our obligation. All but one of these plans are frozen for all participants. The primary formula for United States salaried employees covered under the qualified defined benefit plan and the unfunded, nonqualifed Retirement Benefits Restoration Plan was based on years of service and final average salary, while the primary formula for United States hourly employees covered under the defined benefit plans was based on specific dollar amounts for each year of service. There were multiple formulas for employees covered under the qualified and nonqualified defined benefit plans that were sponsored by Maytag, including a cash balance formula. We have foreign pension plans that accrue benefits. The plans generally provide benefit payments using a formula that is based upon employee compensation and length of service.
In addition, we sponsor an unfunded Supplemental Executive Retirement Plan that remains open to new participants and additional benefit accruals. This plan is nonqualified and provides certain key employees additional defined pension benefits that supplement those provided by the Company's other retirement plans.
A defined contribution plan is provided to all United States employees and is not classified within the net periodic benefit cost. The Company provides annual match and automatic company contributions, in cash or Company stock, of up to 7% of employees' eligible pay. Our contributions during 2021, 2020 and 2019 were $91 million, $83 million and $84 million, respectively. $48 million

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
of our Company matching contributions to our defined contribution plan during 2020 were made in Company stock from May 2020 to December 2020.
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
For additional information, see Note 12 to the Consolidated Financial Statements.
The postretirement medical benefit programs are unfunded. We reserve the right to modify these benefits in the future.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Defined Benefit - Pensions and Other Postretirement Benefit Plans
Obligations and Funded Status at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Funded status
Fair value of plan assets	$2,904	$3,103	$665	$632	$—	$—
Benefit obligations	2,968	3,237	924	1,029	166	191
Funded status	$(64)	$(134)	$(259)	$(397)	$(166)	$(191)
Amounts recognized in the consolidated balance sheets
Noncurrent asset	$56	$37	$20	$14	$—	$—
Current liability	(9)	(18)	(12)	(12)	(24)	(25)
Noncurrent liability	(111)	(153)	(267)	(399)	(142)	(166)
Amount recognized	$(64)	$(134)	$(259)	$(397)	$(166)	$(191)
Amounts recognized in accumulated other comprehensive loss (pre-tax)
Net actuarial loss	$1,180	$1,227	$184	$279	$14	$23
Prior service (credit) cost	1	1	3	3	(93)	(140)
Amount recognized	$1,181	$1,228	$187	$282	$(79)	$(117)
Change in Benefit Obligation

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Benefit obligation, beginning of year	$3,237	$3,141	$1,029	$941	$191	$355
Service cost	3	3	5	6	—	4
Interest cost	77	94	14	17	5	8
Plan participants' contributions	—	—	1	1	—	—
Actuarial (gain) loss	(99)	282	(45)	96	(8)	9
Benefits paid	(234)	(186)	(29)	(33)	(21)	(24)
Plan amendments	—	—	—	—	—	(156)
Transfer of liabilities	—	—	(23)	—	—	—
Other adjustments	—	—	—	—	—	—
Special termination benefit	—	—	—	—	—	—
Settlements / curtailment (gain)	(16)	(97)	(18)	(37)	—	—
Foreign currency exchange rates	—	—	(10)	38	(1)	(5)
Reclassification of obligation to held for sale	—	—	—	—	—	—
Benefit obligation, end of year	$2,968	$3,237	$924	$1,029	$166	$191
Accumulated benefit obligation, end of year	$2,955	$3,222	$891	$987	N/A	N/A
The actuarial (gain) loss for all pension and other postretirement benefit plans in 2021 and 2020 was primarily related to a change in the discount rate used to measure the benefit obligation of those plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Change in Plan Assets

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2021	2020	2021	2020	2021	2020
Fair value of plan assets, beginning of year	$3,103	$2,934	$632	$593	$—	$—
Actual return on plan assets	31	447	56	58	—	—
Employer contribution	20	5	30	29	21	24
Plan participants' contributions	—	—	1	1	—	—
Benefits paid	(234)	(186)	(29)	(33)	(21)	(24)
Transfer of plan assets	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—
Settlements	(16)	(97)	(17)	(37)	—	—
Foreign currency exchange rates	—	—	(8)	21	—	—
Reclassification of plan assets to held for sale	—	—	—	—	—	—
Fair value of plan assets, end of year	$2,904	$3,103	$665	$632	$—	$—
Components of Net Periodic Benefit Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$3	$3	$2	$5	$6	$6	$—	$4	$6
Interest cost	77	94	123	14	17	23	5	8	16
Expected return on plan assets	(158)	(165)	$(177)	(34)	(30)	(29)	—	—	—
Amortization:
Actuarial loss	69	62	$47	19	12	8	—	—	1
Prior service cost (credit)	—	—	(2)	—	—	—	(46)	(28)	(16)
Special termination benefit	—	—	$—	—	—	—	—	—	—
Curtailment (gain) / loss	—	—	—	—	—	—	—	(3)	—
Settlement loss	5	39	9	2	11	2	—	—	—
Net periodic benefit cost	$(4)	$33	$2	$6	$16	$10	$(41)	$(19)	$7
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the years ending December 31, 2021, 2020 and 2019:

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
Millions of dollars	2021	2020	2019	2021	2020	2019	2021	2020	2019
Operating profit (loss)	$3	$3	$2	$5	$6	$6	$—	$4	$6
Interest and sundry (income) expense	(7)	30	—	1	10	4	(41)	(23)	1
Net periodic benefit cost	$(4)	$33	$2	$6	$16	$10	$(41)	$(19)	$7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) (Pre-Tax) in 2021

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Current year actuarial loss / (gain)	$27	$(74)	$(9)
Actuarial (loss) recognized during the year	(74)	(21)	—
Current year prior service cost (credit)	—	—	—
Prior service credit (cost) recognized during the year	—	—	47
Total recognized in other comprehensive income (loss) (pre-tax)	$(47)	$(95)	$38
Total recognized in net periodic benefit costs and other comprehensive income (loss) (pre-tax)	$(51)	$(89)	$(3)
We amortize actuarial losses and prior service costs (credits) over a period of up to 21 years and 13 years, respectively.
Assumptions
Weighted-Average Assumptions used to Determine Benefit Obligation at End of Year

	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.85%	2.50%	1.89%	1.55%	3.41%	2.98%
Rate of compensation increase	4.50%	4.50%	3.59%	3.47%	N/A	N/A
Interest crediting rate for cash balance plans	1.60%	1.25%	2.36%	1.99%	N/A	N/A
Weighted-Average Assumptions used to Determine Net Periodic Cost

	United States Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.50%	3.13%	4.30%	1.55%	2.04%	2.90%	3.66%	3.35%	4.80%
Expected long-term rate of return on plan assets	6.00%	6.25%	6.50%	5.48%	5.39%	5.56%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	3.47%	3.10%	3.29%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	1.25%	2.05%	3.05%	1.99%	1.80%	2.19%	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	N/A	N/A	N/A	N/A	N/A	6.00%	6.25%	6.50%
Ultimate rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate rate will be reached	N/A	N/A	N/A	N/A	N/A	N/A	2025	2025	2025

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
Expected Return on Plan Assets
In the United States, the expected return on plan assets is developed considering asset mix, historical asset class data and long-term expectations. The resulting weighted-average return was rounded to the nearest quarter of one percent and applied to the fair value of plan assets at December 31, 2021.
For foreign pension plans, the expected rate of return on plan assets was primarily determined by observing historical returns in the local fixed income and equity markets and computing the weighted average returns with the weights being the asset allocation of each plan.
Cash Flows
Funding Policy
Our funding policy is to contribute to our qualified United States pension plans amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we may determine to be appropriate. In certain countries other than the United States, the funding of pension plans is not common practice. Contributions to our United States pension plans may be made in the form of cash or, in the case of our defined contribution plan in our discretion, company stock. We pay for retiree medical benefits as they are incurred.
There have been no contributions to the pension trust for our U.S. defined benefit plans during the twelve months ended December 31, 2021 and 2020.
Expected Employer Contributions to Funded Plans

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits
2022	$—	$19
Expected Benefit Payments

Millions of dollars	United States Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2022	$291	$36	$24
2023	235	36	24
2024	231	36	12
2025	220	40	10
2026	215	38	9
2027-2031	$950	$209	$41
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The fair values of our pension plan assets at December 31, 2021 and 2020, by asset category were as follows:

	December 31,
	Quoted prices (Level 1)		Other significant observable inputs (Level 2)		Significant unobservable inputs (Level 3)		Net Asset Value		Total
Millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Cash and cash equivalents	$—	$—	$162	$281	$—	$—	$—	$—	$162	$281
Government and government agency securities (1)
U.S. securities	—	—	264	182	—	—	—	—	264	182
International securities	—	—	92	99	—	—	—	—	92	99
Corporate bonds and notes (1)
U.S. companies	—	—	1,585	1,691	—	—	—	—	1,585	1,691
International companies	—	—	286	279	—	—	—	—	286	279
Equity securities (2)
U.S. companies	—	—	—	—	—	—	—	—	—	—
International companies	36	47	—	—	—	—	—	—	36	47
Mutual funds (3)	—	—	103	108	—	—	—	—	103	108
Investments at net asset value
U.S. equity securities (4)	—	—	—	—	—	—	308	448	308	448
International equity securities (4)	—	—	—	—	—	—	177	180	177	180
Short-term investment fund (4)	—	—	—	—	—	—	43	24	43	24
International debt securities (5)	—	—	—	—	—	—	178	208	178	208
International equity securities (5)	—	—	—	—	—	—	62	53	62	53
Real estate (6)	—	—	—	—	—	—	55	13	55	13
Limited partnerships (7)
U.S. private equity investments	—	—	—	—	26	38	—	—	26	38
Diversified fund of funds	—	—	—	—	3	3	—	—	3	3
Emerging growth	—	—	—	—	3	3	—	—	3	3
All other investments	—	—	29	48	—	—	157	30	186	78
	$36	$47	$2,521	$2,688	$32	$44	$980	$956	$3,569	$3,735
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
(6)Valued using the NAV of the fund, which is based on the fair value of underlying assets.
(7)Valued at estimated fair value based on the proportionate share of the limited partnership's fair value, as determined by the general partner.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Millions of dollars	Limited Partnerships
Balance, December 31, 2020	$44
Realized gain / (loss) (net)	13
Unrealized gain / (loss) (net)	2
Purchases	—
Settlements	(27)
Balance, December 31, 2021	$32
Additional Information
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2021 and 2020 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2021	2020	2021	2020
Projected benefit obligation	$2,507	$2,718	$851	$951
Fair value of plan assets	$2,386	$2,547	$578	$546
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2021 and 2020 were as follows:

	United States Pension Benefits		Foreign Pension Benefits
Millions of dollars	2021	2020	2021	2020
Projected benefit obligation	$2,507	$2,718	$851	$951
Accumulated benefit obligation	2,494	2,703	831	921
Fair value of plan assets	$2,386	$2,547	$578	$546

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. Outstanding notional amounts of cross-currency interest rate swap agreements were $1,275 million at December 31, 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, and certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $300 million at December 31, 2021 and 2020, respectively.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at December 31, 2021 and 2020:

	Notional (local)				Notional (USD)		Current Maturity
Instrument	2021		2020		2021	2020
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$352	$362	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Statements of Income. As of December 31, 2021, there was no ineffectiveness on hedges designated as net investment hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes our outstanding derivative contracts and their effects on our Consolidated Balance Sheets at December 31, 2021 and 2020:

			Fair Value of				Type of Hedge
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2021	2020	2021	2020	2021	2020		2021	2020
Derivatives accounted for as hedges(1)
Commodity swaps/options	$297	$215	$40	$39	$13	$4	(CF)	21	30
Foreign exchange forwards/options	2,872	3,028	91	58	64	110	(CF/NI)	122	134
Cross-currency swaps	1,275	1,275	31	23	7	86	(CF)	86	98
Interest rate derivatives	300	300	—	—	14	28	(CF)	41	53
Total derivatives accounted for as hedges			$162	$120	$98	$228
Derivatives not accounted for as hedges
Commodity swaps/options	$2	$1	$—	$—	$—	$—	N/A	14	0
Foreign exchange forwards/options(2)	2,240	4,161	20	25	18	96	N/A	12	12
Total derivatives not accounted for as hedges			$20	$25	$18	$96
Total derivatives			$182	$145	$116	$324

Current			$170	$103	$93	$152
Noncurrent			12	42	23	172
Total derivatives			$182	$145	$116	$324
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
(2)Foreign exchange forwards/options have decreased due to repayment of intercompany loans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following tables summarize the effects of derivative instruments on our Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020:

		Gain (Loss) Recognized in OCI (Effective Portion) (3)
Millions of dollars		2021	2020
Cash flow hedges
Commodity swaps/options		$66	$22
Foreign exchange forwards/options		92	9
Cross-currency swaps		110	(40)
Interest rate derivatives		14	(34)
Net investment hedges
Foreign currency		1	1
		$283	$(42)

	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(4)
Cash Flow Hedges - Millions of dollars		2021	2020
Commodity swaps/options (3)	Cost of products sold	$68	$(20)
Foreign exchange forwards/options	Net sales	2	7
Foreign exchange forwards/options	Cost of products sold	(3)	30
Foreign exchange forwards/options	Interest and sundry (income) expense	71	(54)
Cross-currency swaps(5)	Interest and sundry (income) expense	117	(89)
		$255	$(126)

	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges (3)
Derivatives not Accounted for as Hedges - Millions of dollars		2021	2020
Foreign exchange forwards/options	Interest and sundry (income) expense	$74	$(1)
(3)Change in gain (loss) recognized in OCI (effective portion) is primarily driven by increases in commodity prices and fluctuations in currency and interest rates. The tax impact of the cash flow hedges was $(14) million and $(16) million in 2021 and 2020, respectively. The tax impact of the net investment hedges was $(1) million and $1 million in 2021 and 2020, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.
(5)Change in cross-currency swaps is primarily driven by the currency change in the Euro year-over-year.
For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal during 2021 and 2020. There were no hedges designated as fair value in 2021 and 2020. The net amount of unrealized gain or loss on derivative instruments included in accumulated other comprehensive income (loss) related to contracts maturing and expected to be realized during the next twelve months is a gain of approximately $46 million at December 31, 2021.

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
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the reporting period. See Note 6 to the Consolidated Financial Statements for additional information on the goodwill and other intangibles.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 are as follows:

	Total Cost Basis		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
Millions of dollars	2021	2020	2021	2020	2021	2020	2021	2020
Short-term investments (1)	$1,905	$2,164	$1,697	$1,603	$208	$561	$1,905	$2,164
Net derivative contracts	—	—	—	—	66	(179)	66	(179)
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The following table summarizes the valuation of our assets measured at fair value on a non-recurring basis as of December 31, 2020, which is the balance sheet date at the end of the period in which the impairment charge was recorded. No impairment charge was recorded as of December 31, 2021.

Fair Value
Millions of dollars	Level 3
Measured at fair value on a non-recurring basis:	2020
Assets:
Indefinite-lived intangible assets (2)	158
Total level 3 assets	$158
(2)Indefinite-lived intangible assets with a carrying amount of approximately $165 million were written down to a fair value of $158 million resulting in an impairment charge of $7 million in 2020.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Elica PB India Acquisition
As of September 30, 2021, the Company consolidated Elica PB India. As a result, the previously held equity interest of 49% was remeasured at a fair value of $74 million (Level 2 input) on the acquisition date, resulting in an implied fair value of approximately $150 million.
For additional information, see Note 1 to the Consolidated Financial Statements.
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
For additional information see Note 17 to the Consolidated Financial Statements.
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
For additional information see Note 17 to the Consolidated Financial Statements.
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

See Note 17 to the Consolidated Financial Statements for additional information.

Naples Manufacturing Plant Restructuring Action
In the fourth quarter of 2020, we ceased production and exited our Naples, Italy manufacturing plant. In connection with these restructuring actions, we recorded an impairment charge of $43 million for the write-down of certain assets to their fair value of $0 in 2019. Fair value was based on a feasibility study considering future use internally and marketability externally (Level 2 input). These assets were fully impaired because they were determined to have no alternative use or salvage value and insufficient cash flows to support recoverability of the carrying amount.

See Note 14 to the Consolidated Financial Statements for additional information.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.76 billion and $6.13 billion at December 31, 2021 and 2020, respectively, and was estimated using a discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The following table shows the components of accumulated other comprehensive income (loss) available to Whirlpool at December 31, 2019, 2020, and 2021, and the activity for the years then ended:

Millions of dollars	Foreign Currency	Derivative Instruments	Pension and Postretirement Liability	Total
December 31, 2018	$(1,588)	$(33)	$(1,074)	(2,695)
Unrealized gain (loss)	54	(17)	—	37
Unrealized actuarial gain(loss) and prior service credit (cost)	—	—	52	52
Tax effect	2	4	(18)	(12)
Other comprehensive income (loss), net of tax	56	(13)	34	77
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	56	(13)	34	77
December 31, 2019	$(1,532)	$(46)	$(1,040)	$(2,618)
Unrealized gain (loss)	(385)	83	—	(302)
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	171	171
Tax effect	1	(16)	(45)	(60)
Other comprehensive income (loss), net of tax	(384)	67	126	(191)
Less: Other comprehensive loss available to noncontrolling interests	2	—	—	2
Other comprehensive income (loss) available to Whirlpool	(386)	67	126	(193)
December 31, 2020	$(1,918)	$21	$(914)	$(2,811)
Unrealized gain (loss)	364	27	—	391
Unrealized actuarial gain (loss) and prior service credit (cost)	—	—	104	104
Tax effect	(1)	(14)	(26)	(41)
Other comprehensive income (loss), net of tax	363	13	78	454
Less: Other comprehensive loss available to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	363	13	78	454
December 31, 2021	$(1,555)	$34	$(836)	$(2,357)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock were calculated as follows:

Millions of dollars and shares	2021	2020	2019
Numerator for basic and diluted earnings per share – net earnings (loss) available to Whirlpool	$1,783	$1,075	$1,168
Denominator for basic earnings per share – weighted-average shares	62.1	62.7	63.7
Effect of dilutive securities – stock-based compensation	0.8	0.6	0.5
Denominator for diluted earnings per share – adjusted weighted-average shares	62.9	63.3	64.2
Anti-dilutive stock options/awards excluded from earnings per share	0.1	1.3	1.3
Dividends
Dividends per share paid to shareholders were $5.45, $4.85 and $4.75 during 2021, 2020 and 2019, respectively.
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. For the year ended December 31, 2021, we repurchased approximately 4.8 million shares at an aggregate purchase price of approximately $1 billion under this program. At December 31, 2021, there were approximately $1.5 billion in remaining funds authorized under this program.
Share repurchases are made from time to time on the open market as conditions warrant. The program does not obligate us to repurchase any of our shares and it has no expiration date.
(13)    SHARE-BASED INCENTIVE PLANS
We sponsor several share-based employee incentive plans. Share-based compensation expense for grants awarded under these plans was $82 million, $67 million and $50 million in 2021, 2020, and 2019, respectively. Related income tax benefits recognized in earnings were $10 million, $9 million and $6 million in 2021, 2020, and 2019, respectively.
At December 31, 2021, unrecognized compensation cost related to non-vested stock option and stock unit awards totaled $89 million. The cost of these non-vested awards is expected to be recognized over a weighted-average remaining vesting period of 28 months.
Share-Based Employee Incentive Plans
On April 17, 2018, our stockholders approved the 2018 Omnibus Stock and Incentive Plan ("2018 OSIP"). This plan was adopted by our Board of Directors on February 20, 2018 and provides for the issuance of stock options, performance stock units, and restricted stock units, among other award types. No new awards may be granted under the 2018 OSIP after the tenth anniversary of the date that the stockholders approved the plan. However, the term and exercise of awards granted before then may extend beyond that date. At December 31, 2021, approximately 2.4 million shares remain available for issuance under the 2018 OSIP.
Stock Options
Eligible employees may receive stock options as a portion of their total compensation. Such options generally become exercisable over a 3-year period in substantially equal increments, expire 10 years from the date of grant and are subject to forfeiture upon termination of employment, other than by death, Disability, Retirement, or with the consent of the Committee (as defined in the award

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
agreement). We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Granted options have exercise prices equal to the market price of Whirlpool common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of Whirlpool common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience. Stock options are expensed on a straight-line basis, net of estimated forfeitures. Based on the results of the model, the weighted-average grant date fair value of stock options granted for 2021, 2020, and 2019 were $52.44, $29.53 and $27.89, respectively, using the following assumptions:

Weighted Average Black-Scholes Assumptions	2021	2020	2019
Risk-free interest rate	0.5%	1.4%	2.5%
Expected volatility	37.7%	29.3%	28.5%
Expected dividend yield	2.5%	3.2%	3.4%
Expected option life, in years	5	5	5
Stock Option Activity
The following table summarizes stock option activity during 2021:

In thousands, except per share data	Number of Options	Weighted- Average Exercise Price
Outstanding at January 1	2,268	$144.54
Granted	165	199.93
Exercised	(1,548)	133.77
Canceled or expired	(41)	186.88
Outstanding at December 31	844	$173.08
Exercisable at December 31	448	$176.20
The total intrinsic value of stock options exercised was $121 million, $13 million and $4 million for 2021, 2020, and 2019, respectively. The related tax benefits were $23 million, $3 million and $1 million for 2021, 2020, and 2019, respectively. Cash received from the exercise of stock options was $77 million, $44 million, and $8 million for 2021, 2020, and 2019, respectively.
The table below summarizes additional information related to stock options outstanding at December 31, 2021:

Options in thousands / dollars in millions, except per-share data	Outstanding Net of Expected Forfeitures	Options Exercisable
Number of options	837	448
Weighted-average exercise price per share	$173.01	$176.20
Aggregate intrinsic value	$52	$26
Weighted-average remaining contractual term, in years	6	4
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
We measure compensation cost for stock units based on the closing market price of Whirlpool common stock at the grant date, with adjustments for performance stock units to reflect the final award granted. The weighted average grant date fair values of awards granted during 2021, 2020, and 2019 were $191.64, $141.38 and $127.26, respectively. The total fair value of stock units vested during 2021, 2020, and 2019 was $43 million, $37 million and $28 million, respectively.
The following table summarizes stock unit activity during 2021:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	1,003	$139.62
Granted	381	191.64
Canceled	(113)	147.05
Vested and transferred to unrestricted	(249)	148.22
Non-vested, at December 31	1,022	$155.92
Non-employee Director Equity Awards
In 2021, each non-employee director received an annual grant of unrestricted Whirlpool common stock, with the number of shares issued to the director determined by dividing $150,000 by the closing price of Whirlpool common stock on the date of the annual meeting of our stockholders.
(14)    RESTRUCTURING CHARGES
We periodically take action to improve operating efficiencies, typically in connection with business acquisitions or changes in the economic environment. Our footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the following plans:
On June 26, 2020, the Company committed to a workforce reduction plan in the United States, as part of the Company's continued cost reduction efforts. The workforce reduction plan included a voluntary retirement program and involuntary severance actions which were effective as of the end of the second quarter of 2020. These actions were substantially completed in 2020 and the Company incurred $102 million in employee termination costs related to these actions. The remaining cash settlement of $13 million will occur throughout 2022 and 2023.
During the third quarter of 2020, the Company committed to additional workforce reductions outside of the United States, as part of the Company's previously announced continued cost reduction efforts. The company has incurred $97 million of the approximate $148 million total costs through 2021 and the remaining expense will primarily occur in 2022. Cash settlement of $84 million has been paid to date with the remaining cash settlement expected to be paid over the duration of 2022 and 2023.
On May 31, 2019, we announced our intention to reconvert our Naples, Italy manufacturing plant and potentially sell the plant to a third party. On September 16, 2019, we entered into a preliminary agreement to sell the plant to a third-party purchaser and to support costs associated with the transition. In October 2019, we announced that, based on further discussions with unions and the Italian government, we will continue production at the Naples manufacturing plant in the near-term and resume negotiations with unions and the Italian government related to our exit of the plant. Our preliminary agreement to sell the plant to a third-party purchaser terminated in accordance with its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
terms in March 2020. We ceased production in the plant and exited the facility in 2020 as previously disclosed and commenced the collective dismissal procedure in 2021.
In the fourth quarter of 2021, the Company obtained a favorable court decision in litigation commenced by the unions which confirmed the validity of the collective dismissal procedure. The Company subsequently reached an agreement with the unions for the withdrawal of the litigation, completed the collective dismissal process, and reached individual settlements with all impacted personnel. In connection with this action, we have incurred approximately $143 million total costs comprised of $43 million in asset impairment costs, $27 million in other associated costs and $73 million in employee-related costs through December 31, 2021. Cash settlement of $69 million has been paid in 2021 with a nominal amount still to be paid in 2022.
The following tables summarize the changes to our restructuring liability for the years ended December 31, 2021 and 2020:

Millions of dollars	12/31/2020	Charges to Earnings	Cash Paid	Non-Cash and Other	12/31/2021
Employee termination costs	$145	$30	$(122)	$—	$53
Asset impairment costs	8	1	—	(1)	8
Facility exit costs	—	2	(2)	—	—
Other exit costs	20	5	(22)	(7)	(4)
Total	$173	$38	$(146)	$(8)	$57

Millions of dollars	12/31/2019	Charge to Earnings	Cash Paid	Non-cash and Other	12/31/2020
Employee termination costs	$57	$253	$(165)	$—	$145
Asset impairment costs	8	1	—	(1)	8
Facility exit costs	—	4	(4)	—	—
Other exit costs	12	30	(27)	5	20
Total	$77	$288	$(196)	$4	$173

The following table summarizes 2021 and 2020 restructuring charges by operating segment:

Millions of dollars	2021 Charges	2020 Charges
North America	$—	$81
EMEA	38	154
Latin America	—	20
Asia	—	10
Corporate / Other	—	23
Total	$38	$288
(15) INCOME TAXES
Income tax expense was $518 million, $382 million, and $348 million in 2021, 2020 and 2019, respectively. The increase in tax expense in 2021 compared to 2020 is primarily due to higher earnings and related tax expense, audits and settlements, partially offset by legal entity restructuring tax benefits. Included in Settlements and changes in unrecognized tax benefits in the table below is $98 million of net tax expense and interest related to an unfavorable ruling discussed in Other Income Tax Matters.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the difference between an income tax benefit at the United States statutory rate of 21% in 2021, 2020, and 2019, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

Millions of dollars	2021	2020	2019
Earnings (loss) before income taxes
United States	$1,287	$1,020	$652
Foreign	1,045	427	878
Earnings (loss) before income taxes	$2,332	$1,447	$1,530

Income tax (benefit) expense computed at United States statutory rate	$490	$304	$321
U.S. government tax incentives	(19)	(17)	(21)
Foreign government tax incentives	(23)	(20)	(13)
Foreign tax rate differential	66	30	70
U.S. foreign tax credits	(29)	(25)	(86)
Valuation allowances	1	15	(150)
State and local taxes, net of federal tax benefit	57	40	41
Foreign withholding taxes	19	8	54
U.S. tax on foreign dividends and subpart F income	9	34	67
Settlements and changes in unrecognized tax benefits	113	53	113
U.S. Transition Tax	—	—	26
Changes in enacted tax rates	(14)	(6)	42
Divestiture tax impact	(35)	—	58
Legal entity restructuring tax impact	(98)	(82)	(147)
Other items, net	(19)	48	(27)
Income tax computed at effective worldwide tax rates	$518	$382	$348
Current and Deferred Tax Provision
The following table summarizes our income tax (benefit) provision for 2021, 2020 and 2019:

	2021		2020		2019
Millions of dollars	Current	Deferred	Current	Deferred	Current	Deferred
United States	$132	$251	$90	$81	$203	$69
Foreign	184	(126)	182	(24)	432	(406)
State and local	80	(3)	42	11	42	8
	$396	$122	$314	$68	$677	$(329)
Total income tax expense		$518		$382		$348
United States Tax on Foreign Dividends
We have historically reinvested all unremitted earnings of the majority of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on those earnings. The Company had cash and cash equivalents of approximately $3.0 billion at December 31, 2021, of which approximately half was held by subsidiaries in foreign countries. Our intent is to permanently reinvest substantially all of these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, they would likely not be subject to United States federal income tax under the previously taxed income or the dividend exemption rules. We would likely be required to accrue and pay United States state and local taxes and withholding taxes payable to various countries. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Valuation Allowances
At December 31, 2021, we had net operating loss carryforwards of $5.8 billion, $306 million of which were U.S. state net operating loss carryforwards, compared to $5.9 billion and $512 million at December 31, 2020, respectively. Of the total net operating loss carryforwards at December 31, 2021, $3.6 billion do not expire, with substantially all of the remaining carryforwards expiring in various years through 2038. At December 31, 2021, we had $386 million of United States general business credit carryforwards available to offset future payments of federal income taxes, expiring between 2031 and 2041.
We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. We have recorded a valuation allowance to reflect the net estimated amount of certain deferred tax assets associated with net operating loss and other deferred tax assets we believe will be realized. Our recorded valuation allowance of $195 million at December 31, 2021 consists of $131 million of net operating loss carryforward deferred tax assets and $64 million of other deferred tax assets. Our recorded valuation allowance was $214 million at December 31, 2020 and consisted of $126 million of net operating loss carryforward deferred tax assets and $88 million of other deferred tax assets. The increase in our valuation allowance includes $1 million recognized in net earnings, with the remaining change related to reclassification within our net deferred tax asset. During 2019, the Company used proceeds from a bond offering to recapitalize various entities in EMEA which resulted in a reduction in the valuation allowance. In addition, the Company has established tax planning strategies and transfer pricing policies to provide sufficient future taxable income to realize these deferred tax assets. We believe that it is more likely than not that we will realize the benefit of existing deferred tax assets, net of valuation allowances mentioned above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Deferred Tax Liabilities and Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets at December 31, 2021 and 2020:

Millions of dollars	2021	2020
Deferred tax liabilities
Intangibles	$404	$461
Property, net	181	196
Right of use assets	245	265
Inventory Reserves	41	116
Other	207	252
Total deferred tax liabilities	$1,078	$1,290
Deferred tax assets
U.S. general business credit carryforwards, including Energy Tax Credits	$386	$680
Lease liabilities	255	275
Pensions	70	114
Loss carryforwards	1,347	1,336
Postretirement obligations	41	49
Foreign tax credit carryforwards	33	25
Research and development capitalization	130	121
Employee payroll and benefits	104	118
Accrued expenses	80	96
Product warranty accrual	54	76
Receivable and inventory allowances	61	112
Other	597	646
Total deferred tax assets	3,158	3,648
Valuation allowances for deferred tax assets	(195)	(214)
Deferred tax assets, net of valuation allowances	2,963	3,434
Net deferred tax assets	$1,885	$2,144

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Unrecognized Tax Benefits
The following table represents a reconciliation of the beginning and ending amount of unrecognized tax benefits that if recognized would impact the effective tax rate, excluding federal benefits of state and local tax positions, and interest and penalties:

Millions of dollars	2021	2020	2019
Balance, January 1	$427	$394	$278
Additions for tax positions of the current year	17	17	20
Additions for tax positions of prior years	179	21	138
Reductions for tax positions of prior years	(34)	(2)	(26)
Settlements during the period	(7)	—	(4)
Lapses of applicable statute of limitation	(2)	(3)	(12)
Balance, December 31	$580	$427	$394
Interest and penalties associated with unrecognized tax benefits resulted in a net expense of $14 million at December 31, 2021, a net expense of $10 million and net benefit of $(4) million in 2020 and 2019, respectively. We have accrued a total of $66 million, $52 million and $42 million at December 31, 2021, 2020 and 2019, respectively.
It is reasonably possible that certain unrecognized tax benefits of $74 million could be settled with various related jurisdictions during the next 12 months.
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
Other Income Tax Matters
As previously disclosed, during its examination of Whirlpool’s 2009 U.S. federal income tax return, the IRS asserted that income earned by a Luxembourg subsidiary via its Mexican branch should be recognized as income on its 2009 U.S. federal income tax return. The Company believed the proposed assessment was without merit and contested the matter in United States Tax Court (US Tax Court). Both Whirlpool and the IRS moved for partial summary judgment on this issue. On May 5, 2020, the US Tax Court granted the IRS’s motion for partial summary judgment and denied Whirlpool’s.
The Company appealed the US Tax Court decision to the United States Court of Appeals for the Sixth Circuit, and, on December 6, 2021, a three-judge panel, in a divided decision, affirmed the U.S. Tax Court decision (the “Ruling”). On January 20, 2022, the Company filed a petition for rehearing with the Sixth Circuit. The Company recorded a reserve of $98 million in the fourth quarter of 2021, which represents the expected increase in the Company’s net income tax expense, plus interest, for 2009 through 2019, which represents all of the Company’s tax years that were affected by the Ruling.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
Sales to Lowe's, a North American retailer, represented approximately 13% of our consolidated net sales in 2021, 2020 and 2019, respectively. Lowe's represented approximately 21% and 14% of our consolidated accounts receivable as of December 31, 2021 and 2020, respectively.
The United States individually comprised at least 10% of consolidated net sales in 2021, 2020 and 2019 in the amounts of $11.5 billion, $10.3 billion and $10.7 billion, respectively.
The following table summarizes the countries that represent at least 10% of consolidated long-lived assets for the years ended December 31, 2021 and 2020. Long-lived assets includes property, plant and equipment and right-of-use assets at December 31, 2021 and 2020.

Millions of dollars	United States	Italy	Mexico	Poland	All Other Countries	Total
2021
Long-lived assets	$1,758	$473	$408	$389	$723	$3,751
2020
Long-lived assets	$1,790	$526	$403	$428	$1,040	$4,187

	OPERATING SEGMENTS
Millions of dollars	North America	EMEA	Latin America	Asia	Other/ Eliminations	Total Whirlpool
Net sales
2021	$12,491	$5,088	$3,167	$1,239	$—	$21,985
2020	11,210	4,389	2,592	1,265	—	19,456
2019	11,477	4,296	3,177	1,515	(46)	20,419
Intersegment sales
2021	$312	$102	$1,277	$252	$(1,943)	$—
2020	249	93	1,227	379	(1,948)	—
2019	238	83	1,321	334	(1,976)	—
Depreciation and amortization
2021	$175	$168	$63	$26	$62	$494
2020	193	177	62	70	66	568
2019	195	187	65	67	73	587
EBIT
2021	$2,220	$100	$265	$66	$(152)	$2,499
2020	1,758	2	219	(7)	(336)	1,636
2019	1,440	(30)	172	33	102	1,717
Total assets
2021	$7,980	$10,210	$4,716	$1,565	$(4,186)	$20,285
2020	7,597	11,296	4,244	2,573	(5,274)	20,436
2019	7,883	9,450	4,226	2,581	(5,167)	18,973
Capital expenditures
2021	$169	$152	$133	$30	$41	$525
2020	137	116	64	50	43	410
2019	179	124	97	80	52	532

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Twelve Months Ended December 31,
in millions	2021	2020	2019
Items not allocated to segments:
Restructuring costs	$(38)	$(288)	$(188)
Gain (loss) on previously held equity interest	42	—	—
Gain (loss) on sale and disposal of businesses	107	7	437
Product warranty and liability income (expense)	9	30	(131)
Corrective action recovery	—	14	—
Sale-leaseback, real estate and receivable adjustment	—	113	86
Trade customer insolvency claim settlement	—	—	(59)
Brazil indirect tax credit	—	—	180
Corporate expenses and other	(272)	(212)	(223)
Total other/eliminations	$(152)	$(336)	$102
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Statements of Income (Loss) is shown in the table below for the periods presented:

	Twelve Months Ended December 31,
in millions	2021	2020	2019
Operating profit	$2,348	$1,615	$1,549
Interest and sundry (income) expense	$(159)	$(21)	$(168)
Equity method investment income (loss), net of tax	(8)	—	—
Total EBIT	$2,499	$1,636	$1,717
Interest expense	175	189	187
Income tax expense	518	382	348
Net earnings (loss)	$1,806	$1,065	$1,182
Less: Net earnings (loss) available to noncontrolling interests	23	(10)	14
Net earnings (loss) available to Whirlpool	$1,783	$1,075	$1,168
(17)    DIVESTITURES
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The following table presents the carrying amounts of the major classes of Whirlpool China’s assets and liabilities as of December 30, 2021 and December 31, 2020.

Millions of dollars	December 31,
	2021	2020
Cash and cash equivalents	$—	$324
Accounts receivable, net of allowance of $0 and $11, respectively	—	85
Inventories	—	98
Prepaid and other current assets	—	93
Property, net of accumulated depreciation of $0 and $189, respectively	—	309
Other noncurrent assets (1)	—	283
Total assets	$—	$1,192

Accounts payable	$—	$216
Accrued expenses	—	53
Other current liabilities	—	254
Other noncurrent liabilities	—	7
Total liabilities	$—	$530
(1) Other non current assets include allocated goodwill of $80 million.
Turkey Subsidiary Divestiture
On May 17, 2021, we entered into a share transfer agreement with Arçelik A.Ş. ("Arçelik") to sell our Turkish subsidiary for a cash purchase price of €78 million (approximately $93 million on June 30, 2021), subject to customary adjustments at closing.
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
For additional information see Note 11 to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Embraco Divestiture

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
In connection with the sale, we recorded a pre-tax gain, net of transaction and other costs, of $511 million ($350 million net of taxes) during the twelve months ended December 31, 2019. An immaterial adjustment related to finalization of the purchase price and related gain calculation was recorded in 2020.
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
The following table summarizes Embraco's earnings before income taxes for the twelve months ended December 31, 2021, 2020 and 2019:

Millions of dollars	2021	2020	2019
Earnings before income taxes	$—	$—	$47
South Africa Divestiture

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
Turkey Domestic Sales Operations Divestiture
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
Prior to filing this report, we completed an evaluation under the supervision and with the participation of Whirlpool management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management's annual report on internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management's assessment of the effectiveness of our internal control over financial reporting as part of this report. Management's report is included on page 121 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.
Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 125 of this report under the caption entitled "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is included in ITEM 1 of PART I of this report under "Information About Our Executive Officers."
Information regarding the background of the directors, matters related to the Audit Committee, and the process by which our shareholders may recommend nominees to our Board of Directors can be found under the captions "Directors and Nominees for Election as Directors," "Board of Directors and Corporate Governance - Board of Directors and Committees," and "Board of Directors and Corporate Governance - Director Nominations by Stockholders" in the proxy statement, which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2021 ("Proxy Statement").
We have adopted a code of ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The text of our code of ethics, titled "Our Integrity Manual", is posted on our website at whirlpoolcorp.com/ethics. Whirlpool intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on this website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of Our Integrity Manual from:

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
Information regarding compensation of our executive officers and directors can be found under the captions "Non-employee Director Compensation," "Compensation Discussion and Analysis," "2021 Executive Compensation Tables," "Pay Ratio Disclosure," "Compensation Risk Assessment," and "Human Resources Committee Interlocks and Insider Participation" in the Proxy Statement, which is incorporated herein by reference. See also the information under the caption "Human Resources Committee Report" in the Proxy Statement, which is incorporated herein by reference; however, such information is only "furnished" hereunder and not deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding our auditors and the Audit Committee's pre-approval policies can be found under the caption "Matters Relating to Independent Registered Public Accounting Firm" in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial statements
2. Financial Statement Schedules - "Schedule II - Valuation and Qualifying Accounts" is contained on page 126 of this report. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b) The exhibits listed in the "Exhibit Index" is contained on page 113 of this report.
(c) Individual financial statements of the registrant's affiliated foreign companies, accounted for by the equity method, have been omitted since no such company individually constitutes a significant subsidiary.

ITEM 16.	Form 10-K Summary
None.

ANNUAL REPORT ON FORM 10-K
ITEMS 15(a)(3) and 15(b)
EXHIBIT INDEX
YEAR ENDED DECEMBER 31, 2021

The following exhibits are submitted herewith or incorporated herein by reference in response to Items 15(a)(3) and 15(b). Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) of Form 10-K is identified by a "(Z)."

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

10(i)(b)*	Amendment No. 1 to Fourth Amended and Restated Long-Term Credit Agreement dated as of December 7, 2021.

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

18.1	Letter from Ernst & Young LLP dated April 22, 2021 [Incorporated by reference from Exhibit 18.1 to the Company’s Form 10-Q (Commission file number 1-3932) for the quarter ended March 31, 2021]

21*	List of Subsidiaries

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

WHIRLPOOL CORPORATION (Registrant)
By:	/s/ JAMES W. PETERS	February 10, 2022
James W. Peters Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MARC R. BITZER	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Marc R. Bitzer

/s/ JAMES W. PETERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James W. Peters

/s/ CHRISTOPHER S. CONLEY	Vice President and Corporate Controller (Principal Accounting Officer)
Christopher S. Conley

SAMUEL R. ALLEN*	Director
Samuel R. Allen

GREG CREED*	Director
Greg Creed

GARY T. DICAMILLO*	Director
Gary T. DiCamillo

DIANE M. DIETZ*	Director
Diane M. Dietz

GERRI T. ELLIOTT*	Director
Gerri T. Elliott

JENNIFER A. LACLAIR*	Director
Jennifer A. LaClair

JOHN D. LIU*	Director
John D. Liu

JAMES M. LOREE*	Director
James M. Loree

HARISH MANWANI*	Director
Harish Manwani

PATRICIA K. POPPE*	Director
Patricia K. Poppe

LARRY O. SPENCER*	Director
Larry O. Spencer

MICHAEL D. WHITE*	Director
Michael D. White

*By:	/s/ JAMES W. PETERS	Attorney-in-Fact	February 10, 2022
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
February 10, 2022

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
The management of Whirlpool assessed the effectiveness of Whirlpool's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on the assessment and those criteria, management believes that Whirlpool maintained effective internal control over financial reporting as of December 31, 2021.
Whirlpool's independent registered public accounting firm has issued an audit report on its assessment of Whirlpool's internal control over financial reporting. This report appears on page 125.

/s/ MARC R. BITZER	/s/ JAMES W. PETERS
Marc R. Bitzer	James W. Peters
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 10, 2022	February 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Whirlpool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Whirlpool Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

Valuation of Unrecognized Income Tax Benefits

Description of the Matter
As of December 31, 2021, the Company has Unrecognized Income Tax Benefits of $580 million as described in Note 15 to the consolidated financial statements. The Company records the benefits of an uncertain tax position in the consolidated financial statements after determining it is more likely than not that the uncertain tax position will be sustained upon examination based on its technical merits.

Auditing management’s accounting and disclosure for these unrecognized tax benefits was complex because the evaluation is based on interpretations of domestic and international tax laws, is subjective, and requires significant judgement.

How We Addressed the Matter in Our Audit
We identified and tested controls that address the risk of material misstatement relating to the valuation of these income tax matters. This included, among others, testing controls over the Company’s process to assess the technical merits and measurement of these positions. We also tested the Company’s process to determine the disclosure for these matters.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits, measurement and related disclosure for the Company’s positions. For example, we assessed the inputs utilized and the conclusions reached in the assessments performed by management. We also examined the Company’s communications with the relevant tax authorities and read the minutes of the meetings of the committees of the board of directors. In addition, we used our knowledge of historical settlement activity, tax laws, and other market information to evaluate the technical merits of the Company’s positions.

Revenue Recognition - Completeness and Valuation of Customer Sales Incentives (Promotions Liabilities)

Description of the Matter
As of December 31, 2021, the Company’s accrued promotional liability was $854 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes a reduction to revenue and a corresponding accrued promotional liability based on the amount of customer sales incentives to be paid to trade customers. This estimate is accounted for as a reduction to revenue in the period incurred and primarily calculated using the expected value method.

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

Our audit procedures over completeness and valuation included, among others, testing a sample of key inputs to the promotional liability, including reviewing key customer contractual agreements and third-party sales data. We performed testing over activity subsequent to the balance sheet date to determine the impact, if any, these items have on the 2021 financial statements. In addition, to assess management’s estimation accuracy, we perform a lookback analysis which compares the amount accrued in the prior year to the amount subsequently paid.

We also performed analytical procedures on a disaggregated level and performed inquiries of sales personnel and key finance management personnel.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1927.

Chicago, Illinois
February 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Whirlpool Corporation
Opinion on Internal Control over Financial Reporting
We have audited Whirlpool Corporation's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Whirlpool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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
February 10, 2022

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
WHIRLPOOL CORPORATION AND SUBSIDIARIES
Years Ended December 31, 2021, 2020 and 2019
(Millions of dollars)

Description	Balance at Beginning of Period	Charged to Cost and and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2021:	$132	$6	$(41)	$97
Year Ended December 31, 2020:	132	42	(42)	132
Year Ended December 31, 2019:	136	16	(20)	132
Deferred tax valuation allowance (2)
Year Ended December 31, 2021:	$214	$(20)	$1	$195
Year Ended December 31, 2020:	192	12	10	214
Year Ended December 31, 2019:	348	(150)	(6)	192
(1)With respect to allowance for doubtful accounts, the amounts represent accounts charged off, net of translation adjustments and transfers. Recoveries were nominal for 2021, 2020 and 2019.
(2)For additional information about our deferred tax valuation allowances, refer to Note 15 to the Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]