Form 10-Q
period 2022-03-31
WHIRLPOOL CORP /DE/
filed 2022-04-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at April 22, 2022
Common stock, par value $1.00 per share	56,202,362

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three months ended March 31, 2022

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and the impact of COVID-19 and the Russia/Ukraine conflict on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) the ongoing Russian invasion of Ukraine and related conflict and sanctions; (2) COVID-19 pandemic-related business disruptions and economic uncertainty; (3) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (4) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (5) Whirlpool's ability to maintain its reputation and brand image; (6) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (7) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (8) Whirlpool's ability to obtain and protect intellectual property rights; (9) acquisition and investment-related risks, including risks associated with our past acquisitions; (10) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (11) risks related to our international operations, including changes in foreign regulations; (12) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (13) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (14) product liability and product recall costs; (15) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (16) our ability to attract, develop and retain executives and other qualified employees; (17) the impact of labor relations; (18) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (19) Whirlpool's ability to manage foreign currency fluctuations; (20) impacts from goodwill impairment and related charges; (21) triggering events or circumstances impacting the carrying value of our long-lived assets; (22) inventory and other asset risk; (23) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (24) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (25) the effects and costs of governmental investigations or related actions by third parties; (26) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs; (27) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (28) the uncertain global economy and changes in economic conditions which affect demand for our products.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars, except per share data)

	Three Months Ended
	2022	2021
Net sales	$4,920	$5,358
Expenses
Cost of products sold	4,069	4,210
Gross margin	851	1,148
Selling, general and administrative	376	493
Intangible amortization	9	17
Restructuring costs	5	20
Operating profit	461	618
Other (income) expense
Interest and sundry (income) expense	(7)	(26)
Interest expense	41	45
Earnings before income taxes	427	599
Income tax expense (benefit)	106	159
Equity method investment income (loss), net of tax	(5)	—
Net earnings	316	440
Less: Net earnings (loss) available to noncontrolling interests	3	7
Net earnings available to Whirlpool	$313	$433
Per share of common stock
Basic net earnings available to Whirlpool	$5.37	$6.87
Diluted net earnings available to Whirlpool	$5.33	$6.81
Dividends declared	$1.75	$1.25
Weighted-average shares outstanding (in millions)
Basic	58.3	63.0
Diluted	58.7	63.6

Comprehensive income	$374	$564
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$2,114	$3,044
Accounts receivable, net of allowance of $100 and $98, respectively	2,860	3,100
Inventories	3,136	2,717
Prepaid and other current assets	858	834
Total current assets	8,968	9,695
Property, net of accumulated depreciation of $6,696 and $6,619, respectively	2,764	2,805
Right of use assets	947	946
Goodwill	2,476	2,485
Other intangibles, net of accumulated amortization of $524 and $522, respectively	1,962	1,981
Deferred income taxes	1,897	1,920
Other noncurrent assets	473	453
Total assets	$19,487	$20,285
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,262	$5,413
Accrued expenses	685	609
Accrued advertising and promotions	582	854
Employee compensation	343	576
Notes payable	10	10
Current maturities of long-term debt	548	298
Other current liabilities	855	750
Total current liabilities	8,285	8,510
Noncurrent liabilities
Long-term debt	4,631	4,929
Pension benefits	364	378
Postretirement benefits	141	142
Lease liabilities	798	794
Other noncurrent liabilities	523	519
Total noncurrent liabilities	6,457	6,762
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 57 million and 59 million shares outstanding, respectively	114	114
Additional paid-in capital	3,028	3,025
Retained earnings	10,380	10,170
Accumulated other comprehensive loss	(2,299)	(2,357)
Treasury stock, 57 million and 55 million shares, respectively	(6,648)	(6,106)
Total Whirlpool stockholders' equity	4,575	4,846
Noncontrolling interests	170	167
Total stockholders' equity	4,745	5,013
Total liabilities and stockholders' equity	$19,487	$20,285

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED MARCH 31
(Millions of dollars)

	Three Months Ended
	2022	2021
Operating activities
Net earnings	$316	$440
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	112	141
Changes in assets and liabilities:
Accounts receivable	248	(58)
Inventories	(384)	(332)
Accounts payable	(217)	185
Accrued advertising and promotions	(272)	(192)
Accrued expenses and current liabilities	186	172
Taxes deferred and payable, net	79	110
Accrued pension and postretirement benefits	(28)	(28)
Employee compensation	(234)	(181)
Other	(134)	(75)
Cash provided by (used in) operating activities	(328)	182
Investing activities
Capital expenditures	(87)	(73)
Proceeds from sale of assets and businesses	75	13
Cash provided by (used in) investing activities	(12)	(60)
Financing activities
Dividends paid	(103)	(79)
Repurchase of common stock	(533)	(150)
Common stock issued	2	31
Other	3	(36)
Cash provided by (used in) financing activities	(631)	(234)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(58)
Increase (decrease) in cash, cash equivalents and restricted cash	(930)	(170)
Cash, cash equivalents and restricted cash at beginning of year	3,044	2,934
Cash, cash equivalents and restricted cash at end of period	$2,114	$2,764

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(1)    BASIS OF PRESENTATION
General Information
The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2021.
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
Risks and Uncertainties
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the EMEA region and around the world. While we experienced some of this disruption during the quarter, the duration and severity of the effects on our business and the global economy are inherently unpredictable. We temporarily suspended operations in Ukraine after the invasion. We have recently resumed some of our sales and distribution operations in Ukraine. We currently have limited production in Russia, primarily to provide essential goods.
We currently employ approximately 45 individuals in Ukraine and 2,500 individuals in Russia, primarily in our Lipetsk, Russia manufacturing facility. Ukraine revenues and net assets are not material to our EMEA operating segment and consolidated results. The net sales attributed to our operations in Russia are approximately 6% of the net sales of the EMEA operating segment for the three months ended March 31, 2022 and 7% for the three months ended March 31, 2021, respectively. The net assets of Russia are approximately $209 million as of March 31, 2022 and $212 million as of December 31, 2021, respectively. We continue to closely monitor the ongoing conflict and related sanctions, which could materially impact our financial results in the future.
Furthermore, COVID-19 continues to impact countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future.

The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2022. These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after April 26, 2022, including those resulting from the impacts of COVID-19 as well as the ongoing conflict in Ukraine, will be reflected in management’s estimates for future periods.

Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. While goodwill in the EMEA reporting unit and Hotpoint* and Indesit trademarks are not presently at risk, considering the ongoing conflict in Ukraine and related sanctions, we continue to monitor events or circumstances that would more likely than not reduce the fair values of a reporting unit or intangible assets below their carrying amounts.
The Maytag trademark continues to be at risk at March 31, 2022. The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the Maytag trademark, but we remain committed to the strategic actions necessary to realize the long-term forecasted profitability and recover from the supply constraints. A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance in our Maytag trademark, among other factors, as a result of the COVID-19 pandemic, other macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.
As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the first quarter of 2022. The goodwill in any of our other reporting units or indefinite-lived intangible assets are not presently at risk for future impairment.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macro-economic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by the pandemic, ongoing conflict in Ukraine and related sanctions or other factors may negatively impact the realizability of certain deferred tax assets.
Other Accounting Matters
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of March 31, 2022 and December 31, 2021, these arrangements include residual value guarantees of up to approximately $263 million and $264 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
The majority of these leases are classified as operating leases. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. The leases were measured using our incremental borrowing rate and are included in our right of use assets and lease liabilities in the Consolidated Condensed Balance Sheets. Rental payments are calculated at the applicable reference rate plus a margin. The impact to the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Comprehensive Income (Loss) is nominal.
Sale-leaseback transaction
In the first quarter of 2022, the Company sold and leased back a group of non-core properties for net proceeds of approximately $52 million. The initial total annual rent for the properties is approximately $2 million per year over an initial 15 year lease term and is subject to annual rent increases. Under the terms of the lease agreement, the Company is responsible for all taxes, insurance and utilities and is required to adequately maintain the properties for the lease term. The Company has two sequential 5-year renewal options.
*. Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $44 million ($36 million, net of tax) recorded in selling, general and administrative expense in the Consolidated Condensed Statements of Income (Loss). The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $32 million were recorded in the Consolidated Condensed Balance Sheets.
Supply Chain Financing Arrangements
The Company has ongoing agreements globally with various third-parties to allow certain suppliers the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions.
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. As of March 31, 2022 and December 31, 2021, approximately $1.4 billion have been issued to participating financial institutions.
A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the programs. We do not believe such risk would have a material impact on our working capital or cash flows.
Equity Method Investments
Whirlpool holds an equity interest of 20% in Whirlpool (China) Co., Ltd. (Whirlpool China) an entity which was previously controlled by the Company.
We made purchases from Whirlpool China of $102 million for the three months ended March 31, 2022. The outstanding amount due to Whirlpool China and its subsidiaries is $100 million as of March 31, 2022 and $137 million as of December 31, 2021, respectively.
The carrying value of the equity interest in Whirlpool China is $201 million as of March 31, 2022 and $206 million as of December 31, 2021, respectively, and is included in Other noncurrent assets in the Consolidated Condensed Balance Sheet.
The licensing revenue and outstanding accounts receivable from Whirlpool China and its subsidiaries are not material for the periods presented.
Related Party Transactions
After September 2021, the Company has a controlling equity ownership of 87% in Elica PB India which is consolidated in Whirlpool Corporation's financial statements and is reported within our Asia reportable segment. Goodwill of $100 million, which is not deductible for tax purposes, arose from this transaction and is allocated to the Asia reportable segment.
Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $35 million as of March 31, 2022 and $36 million as of December 31, 2021, respectively.
Other assets or liabilities of Elica PB India are not material to the Consolidated Condensed Financial Statements of the Company for the periods presented.
Both Whirlpool India and the non-controlling interest shareholders retain an option for Whirlpool India to purchase the remaining equity interest in Elica PB India for fair value, which could be material to the financial statements of the Company, depending on the performance of the business.

Adoption of New Accounting Standards
We adopted the following standard for the year ending December 31, 2022 which is not expected to have a material impact on our annual Consolidated Financial Statements:

Standard		Effective Date
2021-10	Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance	January 1, 2022
All other newly issued and effective accounting standards during 2022 were not relevant or material to the Company.
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

	Three Months Ended March 31,
Millions of dollars	2022	2021
Major product categories:
Laundry	$1,333	$1,569
Refrigeration	1,528	1,627
Cooking	1,281	1,247
Dishwashing	450	515
Total major product category net sales	$4,592	$4,958
Spare parts and warranties	234	266
Other	94	134
Total net sales	$4,920	$5,358
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three months ended March 31, 2022.

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
The following table summarizes our allowance for expected credit losses and bad debt by operating segment for the three months ended March 31, 2022:

Millions of dollars	December 31, 2021	Charged to Earnings	Write-offs	Foreign Currency	March 31, 2022
Accounts receivable allowance
North America	$7	$—	(2)	—	$5
EMEA	45	$7	$—	$(2)	$50
Latin America	43	—	(2)	1	$42
Asia	3	$—		$—	$3
Consolidated	$98	$7	$(4)	$(1)	$100
Financing receivable allowance
Latin America	$25	$—	$—	$5	$30
	$25	$—	$—	$5	$30
Consolidated	$123	$7	$(4)	$4	$130
We recorded an immaterial amount of bad debt expense for the periods ended March 31, 2022 and December 31, 2021, respectively.
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	March 31,
Millions of dollars	2022	2021
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$2,114	$2,447
Cash included in assets held for sale (1)	—	317
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$2,114	$2,764

	December 31,
Millions of dollars	2021	2020
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$3,044	$2,924
Restricted cash included in prepaid and other current assets	—	10
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$3,044	$2,934
(1)    Cash included in assets held for sale represents cash held in Whirlpool China in the first quarter of 2021.

(4)    INVENTORIES
The following table summarizes our inventories at March 31, 2022 and December 31, 2021:

Millions of dollars	March 31, 2022	December 31, 2021
Finished products	$2,358	$1,958
Raw materials and work in process	778	759
Total Inventories	$3,136	$2,717
(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at March 31, 2022 and December 31, 2021:

Millions of dollars	March 31, 2022	December 31, 2021
Land	$73	$84
Buildings	1,240	1,249
Machinery and equipment	8,147	8,091
Accumulated depreciation	(6,696)	(6,619)
Property, plant and equipment, net	$2,764	$2,805
During the three months ended March 31, 2022, we disposed of land, buildings, machinery and equipment with a net book value of $17 million, compared to $6 million in the same period of 2021. The net gain on the disposals is $57 million for the three months ended March 31, 2022 primarily driven by a sale-leaseback transaction. The net gain on the disposals was not material for the same period of 2021.
For additional information see Note 1 to the Consolidated Condensed Financial Statements.
(6)    FINANCING ARRANGEMENTS
Debt Offering

On April 29, 2021, Whirlpool Corporation (the “Company”), completed its inaugural Sustainability Bond offering of $300 million in principal amount of 2.400% Senior Notes due 2031 (the “2031 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2031 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2031 Notes was made pursuant to the terms of an Underwriting Agreement, dated April 26, 2021 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2031 Notes. The 2031 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2031 Notes to redeem $300 million aggregate principal amount of 4.850% senior notes which was paid June 15, 2021. Consistent with the Company’s Sustainability Bond Framework, the Company allocated an amount equal to the net proceeds from the sale of the 2031 Notes to fund new and existing environmental and social Eligible Projects, as defined in the Company’s prospectus supplement dated April 26, 2021.

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
Credit Facilities
On August 6, 2019, Whirlpool Corporation entered into a Fourth Amended and Restated Long-Term Credit Agreement (the "Amended Long-Term Facility", or "revolving credit facility") by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. The Amended Long-Term Facility provides aggregate borrowing capacity of $3.5 billion. On December 7, 2021, Whirlpool Corporation entered into Amendment No. 1 to the Fourth Amended and Restated Amended Long-Term Credit Agreement to address the cessation of EUR LIBOR and GBP LIBOR on December 31, 2021 by defining EURIBOR and SONIA as the replacement rates, respectively. The Amended Long-Term Facility has a maturity date of August 6, 2024, unless earlier terminated.
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
We are in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of March 31, 2022.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $224 million at March 31, 2022 and $193 million at December 31, 2021, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2023.
We had no borrowings outstanding under the committed credit facilities at March 31, 2022 and December 31, 2021, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.

The following table summarizes the carrying value of notes payable at March 31, 2022 and December 31, 2021:

Millions of dollars	March 31, 2022	December 31, 2021
Short-term borrowings due to banks	10	10
Total notes payable	$10	$10
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
Certain arrangements include servicing of transferred receivables by Whirlpool. During the three months ended March 31, 2022 and three months ended March 31, 2021, no amounts were received from the sales of accounts receivable under these arrangements. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were not material as of March 31, 2022 and December 31, 2021, respectively.
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
Whirlpool agreed to retain potential liabilities related to this matter following closing of the Embraco sale transaction. We continue to defend these actions. While it is currently not possible to reasonably estimate the aggregate amount of costs which we may incur in connection with these matters, such costs could have a material adverse effect on our consolidated financial statements in any particular reporting period.
BEFIEX Credits and Other Brazil Tax Matters
In previous years, our Brazilian operations earned tax credits under the Brazilian government's export incentive program (BEFIEX). These credits reduced Brazilian federal excise taxes on domestic sales.
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at March 31, 2022. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.0 billion Brazilian reais (approximately $431 million at March 31, 2022).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 263 million Brazilian reais (approximately $56 million at March 31, 2022), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 311 million Brazilian reais (approximately $66 million at March 31, 2022). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020. The dismissal is being appealed. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain

Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of March 31, 2022. Additional claims may be filed related to this incident.
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
We are currently vigorously defending a number of other lawsuits related to the manufacture and sale of our products which include class action allegations, and may become involved in similar actions. These lawsuits allege claims which include negligence, breach of contract, breach of warranty, product liability and safety claims, false advertising, fraud, and violation of federal and state regulations, including consumer protection laws. In general, we do not have insurance coverage for class action lawsuits. We are also involved in various other legal actions arising in the normal course of business, for which insurance coverage may or may not be available depending on the nature of the action. We dispute the merits of these suits and actions, and intend to vigorously defend them. Management believes, based upon its current knowledge, after taking into consideration legal counsel's evaluation of such suits and actions, and after taking into account current litigation accruals, that the outcome of these matters currently pending against Whirlpool should not have a material adverse effect, if any, on our financial statements. We may experience additional delays in resolving these and other pending litigation matters as a result of COVID-19-related temporary court closures and postponements.
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2022	2021
Balance at January 1	$286	$273
Issuances/accruals during the period	71	114
Settlements made during the period/other	(79)	(86)
Balance at March 31	$278	$301

Current portion	$187	$207
Non-current portion	91	94
Total	$278	$301

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. During the fourth quarters of 2021 and 2020, the Company released accruals of approximately $9 million and $30 million, respectively, related to this campaign. These adjustments were made based on the latest available data including take rate assumptions and unit population. These estimates are based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. Settlements related to this product recall are immaterial for the three months ended March 31, 2022. The total settlements since the beginning of this campaign are approximately $62 million.
For the year ended December 31, 2019, we incurred approximately $26 million of additional product warranty expense related to our previously disclosed legacy Indesit dryer corrective action campaign in the UK. No additional material product warranty expense has been incurred subsequent to 2019. We continue to voluntarily cooperate with the UK regulator with respect to the washer and dryer actions.
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At March 31, 2022 and December 31, 2021, the guaranteed amounts totaled 1.2 billion Brazilian reais (approximately $246 million at March 31, 2022) and 1.2 billion Brazilian reais (approximately $212 million at December 31, 2021), respectively. The fair value of these guarantees were nominal at March 31, 2022 and December 31, 2021. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $3.2 billion at March 31, 2022 and $3.3 billion at December 31, 2021, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at both March 31, 2022 and December 31, 2021.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	20	19	4	4	2	1
Expected return on plan assets	$(36)	$(39)	$(9)	$(9)	$—	$—
Amortization:
Actuarial loss	$15	$17	$3	$5	$—	$—
Prior service credit	—	—	—	—	(12)	(11)
Settlement and curtailment (gain) loss	—	—	1	—	—	—
Net periodic benefit cost (credit)	$—	$(2)	$—	$1	$(10)	$(10)

The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended March 31,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	(1)	(3)	(1)	—	(10)	(10)
Net periodic benefit cost	$—	$(2)	$—	$1	$(10)	$(10)

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. The notional amount of outstanding cross-currency interest rate swap agreements was $1,275 million at March 31, 2022 and December 31, 2021, respectively.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $300 million at March 31, 2022 and December 31, 2021, respectively.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at March 31, 2022 and December 31, 2021:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2022		2021		2022	2021
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$362	$352	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income. As of March 31, 2022 and December 31, 2021, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at March 31, 2022 and December 31, 2021:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2022	2021	2022	2021	2022	2021		2022	2021
Derivatives accounted for as hedges(1)
Commodity swaps/options	$383	$297	$67	$40	$18	$13	(CF)	21	21
Foreign exchange forwards/options	2,994	2,872	100	91	143	64	(CF/NI)	119	122
Cross-currency swaps	1,275	1,275	28	31	3	7	(CF)	83	86
Interest rate derivatives	300	300	9	—	—	14	(CF)	38	41
Total derivatives accounted for as hedges			$204	$162	$164	$98
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$2	$—	$—	$—	$—	N/A	11	14
Foreign exchange forwards/options	2,552	2,240	31	20	30	18	N/A	9	12
Total derivatives not accounted for as hedges			31	20	30	18
Total derivatives			$235	$182	$194	$116

Current			$215	$170	$175	$93
Noncurrent			20	12	19	23
Total derivatives			$235	$182	$194	$116
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income for the periods presented:

		Three Months Ended March 31,
		Gain (Loss) Recognized in OCI (Effective Portion)(2)
Millions of dollars		2022	2021
Cash flow hedges
Commodity swaps/options		$39	$26
Foreign exchange		(43)	48
Cross-currency swaps		8	32
Interest rate derivatives		23	46
Net investment hedges
Foreign currency		(16)	7
		$11	$159

		Three Months Ended March 31,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2022	2021
Commodity swaps/options	Cost of products sold	$18	$12
Foreign exchange forwards/options	Net sales	—	2
Foreign exchange forwards/options	Cost of products sold	(5)	9
Foreign exchange forwards/options	Interest and sundry (income) expense	29	44
Cross-currency swaps	Interest and sundry (income) expense	41	59
		$83	$126

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2022	2021
Foreign exchange forwards/options	Interest and sundry (income) expense	$(16)	$79
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended March 31, 2022 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $19 million and $(12) million for the three months ended March 31, 2022 and 2021, respectively. The tax impact of the net investment hedges was $3 million and $(2) million for the three months ended March 31, 2022 and 2021, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended March 31, 2022 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended March 31, 2022, and 2021. There were no hedges designated as fair value for the periods ended March 31, 2022, and 2021. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a loss of $5 million at March 31, 2022.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2022	2021	2022	2021	2022	2021	2022	2021
Short-term investments (1)	$1,339	$1,905	$1,008	$1,697	$331	$208	$1,339	$1,905
Net derivative contracts	—	—	—	—	41	66	41	66
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $5.25 billion and $5.76 billion at March 31, 2022 and December 31, 2021, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).
(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income
Net earnings	316	313		—	—	3
Other comprehensive income	58	—	58	—	—	—
Comprehensive income	374	313	58	—	—	3
Stock issued (repurchased)	(539)	—	—	(539)	—	—
Dividends declared	(103)	(103)	—	—	—	—
Balances, March 31, 2022	4,745	10,380	(2,299)	(3,620)	114	170

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income
Net earnings	440	433	—	—	—	7
Other comprehensive income	124	—	124	—	—	—
Comprehensive income	564	433	124	—	—	7
Stock issued (repurchased)	(141)	—	—	(141)	—	—
Dividends declared	(79)	(79)	—	—	—	—
Balances, March 31, 2021	$5,139	$9,079	$(2,687)	$(2,283)	$113	$917

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended March 31,
	2022			2021
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (2)	$105	3	$108	$104	(2)	$102
Cash flow hedges	(56)	19	(37)	26	(12)	14
Pension and other postretirement benefits plans	(15)	2	(13)	10	(2)	8
Other comprehensive income (loss)	34	24	58	140	(16)	124
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$34	$24	$58	$140	$(16)	$124

(2)Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
Millions of dollars	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$5	Interest and sundry (income) expense
Total	$5
Net Earnings per Share
Diluted net earnings per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings per share of common stock for the periods presented were calculated as follows:

	Three Months Ended March 31,
Millions of dollars and shares	2022	2021
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$313	$433
Denominator for basic earnings per share - weighted-average shares	58.3	63.0
Effect of dilutive securities - share-based compensation	0.4	0.6
Denominator for diluted earnings per share - adjusted weighted-average shares	58.7	63.6
Anti-dilutive stock options/awards excluded from earnings per share	0.3	0.3
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2022, we repurchased approximately 2.7 million shares under these share repurchase programs at an aggregate price of approximately $533 million. At March 31, 2022, there were approximately $2.9 billion in remaining funds authorized under this program.
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
In 2020, the Company committed to workforce reduction plans in the United States and globally, as part of the Company's continued cost reduction efforts. The workforce reduction plans included a voluntary retirement program, and other voluntary and involuntary severance actions. These actions are substantially complete. The Company has incurred $204 million in employee termination costs related to these actions through March 31, 2022. Cash settlement of $183 million has been paid to date with the remaining cash settlement of $26 million expected to be paid over the duration of 2022 and 2023.
In addition, we ceased production in our Naples, Italy manufacturing plant and exited the facility in 2020. The collective dismissal procedure was completed in 2021. In connection with this action, we have incurred approximately $143 million total costs comprising $43 million in asset impairment costs, $25 million in other associated costs and $75 million in employee-related costs through March 31, 2022. Cash settlement of $96 million has been paid to date with the remaining nominal cash settlement to be paid in 2022.
The following table summarizes the changes to our restructuring liability during the three months ended March 31, 2022:

Millions of dollars	December 31, 2021	Charges to Earnings	Cash Paid	Non-Cash and Other	March 31, 2022
Employee termination costs	$53	3	$(12)	$—	$44
Asset impairment costs	8	—	—	—	8
Facility exit costs	—	2	—	(2)	—
Other exit costs	(4)	—	—	—	(4)
Total	$57	$5	$(12)	$(2)	$48
The following table summarizes the restructuring charges by operating segment for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2022	2021
North America	$—	$—
EMEA	5	17
Latin America	—	—
Asia	—	1
Corporate / Other	—	2
Total	$5	$20
(13)    INCOME TAXES
Income tax expense was $106 million for the three months ended March 31, 2022, compared to income tax expense of $159 million in the same period of 2021. For the three months ended March 31, 2022, the decrease in income tax expense from the prior period is primarily due to overall lower level of earnings.

The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended March 31,
Millions of dollars	2022	2021
Earnings before income taxes	$427	$599

Income tax expense computed at United States statutory tax rate	90	126
Valuation allowances	7	3
U.S. foreign income items, net of credits	(8)	7
Other	17	23
Income tax expense (benefit) computed at effective worldwide tax rates	$106	$159
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
The Company appealed the US Tax Court decision to the United States Court of Appeals for the Sixth Circuit, and, on December 6, 2021, the three-judge panel, in a divided decision, affirmed the U.S. Tax Court decision (the "Ruling"). The Company recorded a reserve of $98 million in the fourth quarter of 2021, which represents the expected increase in the Company’s net income tax expense, plus interest, for 2009 through 2019, which represents all of the Company’s tax years that were affected by the Ruling. On January 20, 2022, the Company filed a petition for rehearing with the Sixth Circuit, which was denied on March 2, 2022. The Company is evaluating its legal options going forward.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended March 31,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2022	$2,791	$1,084	$760	$285	$—	$4,920
2021	3,044	1,171	732	411	—	5,358
Intersegment sales
2022	$72	$24	$360	$11	$(467)	$—
2021	79	24	310	111	(524)	—
Depreciation and amortization
2022	$43	$35	$16	$5	$13	$112
2021	46	46	15	13	21	141
EBIT
2022	$454	$(27)	$54	$14	$(32)	$463
2021	607	21	62	21	(67)	644
Total assets
March 31, 2022	$8,071	$9,807	$4,851	$1,579	$(4,821)	$19,487
December 31, 2021	7,980	10,210	4,716	1,565	(4,186)	20,285
Capital expenditures
2022	$30	$12	$23	$6	$16	$87
2021	31	17	15	3	7	73

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended March 31,
in millions	2022	2021
Items not allocated to segments:
Restructuring costs	$(5)	$(20)
Corporate expenses and other	(27)	(47)
Total other/eliminations	$(32)	$(67)

A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended March 31,
in millions	2022	2021
Operating profit	$461	$618
Interest and sundry (income) expense	(7)	(26)
Equity method investment income (loss), net of tax	(5)	—
Total EBIT	$463	$644
Interest expense	41	45
Income tax expense	106	159
Net earnings (loss)	$316	$440
Less: Net earnings available to noncontrolling interests	3	7
Net earnings (loss) available to Whirlpool	$313	$433

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company and generally discusses the results of operations for the current quarter compared to the same prior year period. MD&A is provided as a supplement to, and should be read in connection with, the Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included in this Form 10-Q.
Certain references to particular information in the Notes to the Consolidated Condensed Financial Statements are made to assist readers.
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
OVERVIEW
Whirlpool delivered solid first-quarter GAAP net earnings available to Whirlpool of $313 million (net earnings margin of 6.4%), or $5.33 per share, compared to GAAP net earnings available to Whirlpool of $433 million (net earnings margin of 8.1%), or $6.81 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $(328) million, compared to $182 million in 2021 and free cash flow (non-GAAP) of $(415) million, compared to free cash flow of $109 million(1) in 2021.
Whirlpool delivered solid first-quarter ongoing (non-GAAP) earnings per share of $5.31 and ongoing EBIT margin of 9.4%, compared to $7.20 and 12.4% in the same prior-year period. On a GAAP and ongoing basis, earnings and margin decline were driven by a revenue decline caused by what we believe to be a temporary slowdown primarily driven by the impact from ongoing supply disruptions, and also by the Whirlpool China divestiture. Margins were negatively impacted by accelerated cost inflation and decline in volume, partially offset by positive price/mix and decreased selling, general and administrative expenses.
We are very pleased with our ability to navigate another difficult operating environment. We have taken actions to deliver strong margins including the execution of our previously announced cost-based price increases and diligent cost management practices.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

(1) Throughout 2021 and comparable periods, the Company defined adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Starting in 2022, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures. Adjusted free cash flow of $132 million for the first quarter of 2021 has been restated to $109 million free cash flow measure to conform with current year presentation.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended March 31,
Consolidated - Millions of dollars, except per share data	2022	2021	Better/(Worse) %
Net sales	$4,920	$5,358	(8.2)%
Gross margin	851	1,148	(25.9)
Selling, general and administrative	376	493	23.7
Restructuring costs	5	20	75.0
Interest and sundry (income) expense	(7)	(26)	(73.1)
Interest expense	41	45	8.9
Income tax expense (benefit)	106	159	33.3
Net earnings available to Whirlpool	313	433	(27.7)
Diluted net earnings available to Whirlpool per share	$5.33	$6.81	(21.7)%
Consolidated net sales decreased 8.2% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease for the three months ended March 31, 2022 was primarily driven by lower volume and Whirlpool China divestiture, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 6.9% for the three months ended March 31, 2022, compared to the same period in 2021.
The consolidated gross margin percentage of 17.3% for the three months ended March 31, 2022 decreased 4.1% compared to 21.4% in the same prior-year period, primarily driven by raw material and other cost inflation and lower volume, partially offset by favorable product price/mix.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by the COVID-19 pandemic in the area of manufacturing operations. Excess capacity costs were not material for the three months ended March 31, 2022. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other macroeconomic and COVID-19 related impacts.
During the quarter, our EMEA operating segment began to experience sales, distribution, supply chain, and manufacturing disruptions, primarily in Eastern Europe, as a result of the Russian invasion of Ukraine and related conflict and sanctions. The impact of the conflict in Ukraine is not material to the Consolidated Condensed Financial Statements for the three months ended March 31, 2022. Business disruption and financial impacts may increase in future periods in the event of escalated conflict, potential imposition of new sanctions and counter measures, and related macroeconomic impacts. Please see Item 1A. Risk Factors of this quarterly report on Form 10-Q for additional information regarding the risks that we have or may in the future experience as a result of the conflict in Ukraine and related sanctions.

NORTH AMERICA
Net Sales
Net sales decreased 8.3% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease is primarily driven by decreased volume, partially offset by favorable product price/mix.

EBIT
EBIT decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to raw material and other cost inflation as well as lower volume, partially offset by favorable product price/mix. EBIT margin was 16.3% for the three months ended March 31, 2022 compared to 19.9% for the same period in 2021.

EMEA
Net Sales

Net sales decreased 7.4% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease is primarily driven by reduced volume and the impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales were flat for the three months ended March 31, 2022 compared to the same period in 2021.

EBIT

EBIT decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to raw material and other cost inflation, partially offset by favorable product price/mix. EBIT margin was (2.5)% for the three months ended March 31, 2022, compared to 1.8% for the same period in 2021.

LATIN AMERICA
Net Sales
Net sales increased 3.8% for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily driven by favorable product price/mix, partially offset by lower volume. Excluding the impact from foreign currency, net sales increased 0.8% for the three months ended March 31, 2022 compared to the same period in 2021.

EBIT
EBIT decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease is primarily due to raw material inflation and decreased volume, partially offset by favorable product price/mix. EBIT margin was 7.1% for the three months ended March 31, 2022 compared to 8.5% for the same period in 2021.

ASIA
Net Sales
Net sales decreased 30.7% for the three months ended March 31, 2022 compared to the same period in 2021. This decrease is primarily driven by the sale of Whirlpool China and decreased volume. Excluding the impact from foreign currency, net sales decreased 28.8% for the three months ended March 31, 2022 compared to the same period in 2021.
EBIT
EBIT decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease for the three months ended March 31, 2022 is primarily due to decreased volume and raw material inflation, partially offset by favorable product price/mix. EBIT margin was 4.8% for the three months ended March 31, 2022 compared to 5.1% for the same period in 2021.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2022	As a % of Net Sales	2021	As a % of Net Sales
North America	$160	5.7%	$176	5.8%
EMEA	95	8.8	133	11.4
Latin America	64	8.4	60	8.2
Asia	32	11.2	55	13.4
Corporate/other	25	—	69	—
Consolidated	$376	7.6%	$493	9.2%
Consolidated selling, general and administrative expenses decreased for the three months ended March 31, 2022 compared to the same period in 2021 and is primarily driven by a gain from a sale-leaseback transaction, divestiture of businesses and the benefits of prior restructuring actions.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $5 million for the three months ended March 31, 2022 compared to $20 million for the same period in 2021. For the full year 2022, we expect to incur less than $50 million of restructuring charges.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease is primarily driven by the impact of foreign currency.
Interest Expense
Interest expense is flat for the three months ended March 31, 2022 compared to the same period in 2021.
Income Taxes
Income tax expense was $106 million for the three months ended March 31, 2022 compared to income tax expense of $159 million in the same period of 2021. For the three months ended March 31, 2022, the decrease in income tax expense from the prior period is primarily due to lower earnings.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Other Information
Goodwill and Indefinite-Lived Intangible Assets

Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2021.
We continue to monitor the significant global economic uncertainty, including any potential impacts from the ongoing conflict in Ukraine and related sanctions, to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag trademark continues to be at risk and none of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.

For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
FINANCIAL CONDITION AND LIQUIDITY
Background
Our objective is to finance our business through operating cash flow and the appropriate mix of long-term and short-term debt. By diversifying the maturity structure, we avoid concentrations of debt, reducing liquidity risk. We have varying needs for short-term working capital financing as a result of the nature of our business. We regularly review our capital structure and liquidity priorities, which include funding innovation and growth through capital expenditures and research and development expenditures as well as opportunistic mergers and acquisitions; and providing returns to shareholders through dividends, share repurchases and maintaining our strong investment grade rating.
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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending and returns to shareholders. We currently have $548 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $2.1 billion at March 31, 2022, the majority of which was held in the United States. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At March 31, 2022, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (4.4%), Mexico (1.4%), Brazil (1.3%) and India (1.1%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Italy and Brazil, which represented 1.5% and 1.5%, respectively. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility. There were no amounts borrowed on the facility during the three months ended March 31, 2022.
We were in compliance with both our debt to capitalization ratio and interest coverage ratio under the revolving credit facility as of March 31, 2022. We closely monitor our ability to meet these covenants in future periods and expect to continue to be in compliance.

At March 31, 2022, we had aggregate borrowing capacity of approximately $3.7 billion on our committed credit facilities, consisting of $3.5 billion under the revolving credit facility and approximately $224 million under our committed credit facilities in Brazil and India.

Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At March 31, 2022, we have no notes payable under the revolving credit facility. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material effect from customer insolvencies during the three months ended March 31, 2022, nor do we have immediate visibility into customer insolvency situations materializing in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 7 to the Consolidated Condensed Financial Statements.
Other matters
We have announced that we are conducting a portfolio review focused on accelerating our transformation towards higher margin and higher growth businesses. This review will include a strategic assessment of our EMEA business and we expect to conclude such assessment by the end of the third quarter of 2022.
Share Repurchase Program
For additional information about our share repurchase program, see Note 11 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$(328)	$182
Investing activities	(12)	(60)
Financing activities	(631)	(234)
Effect of exchange rate changes	41	(58)
Net change in cash, cash equivalents and restricted cash	$(930)	$(170)
Cash Flows from Operating Activities
More cash was used in operating activities during the three months ended March 31, 2022 compared to the same period in 2021. The decrease in cash provided by operating activities was primarily driven by unfavorable changes in working capital and lower cash earnings. The working capital change was driven by increased inventory due to higher input costs and decreased accounts payable driven largely by lower production volumes, partially offset by a decrease in accounts receivable as a result of lower sales volumes.
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
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2022 decreased compared to the same period in 2021 due to the proceeds from a sale-leaseback transaction.

For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2022 increased by $397 million compared to the same period in 2021, which primarily reflects increased share repurchases and an increase in the dividend compared to the same prior-year period.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion at March 31, 2022. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at March 31, 2022 or December 31, 2021, respectively.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.
Dividends
In February 2022, our Board of Directors approved a 25% increase in our quarterly dividend on our common stock to $1.75 per share from $1.40 per share, representing the 10th consecutive year of increased dividends.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At March 31, 2022, we had approximately $341 million outstanding under these agreements.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended March 31,
	2022	2021
Net earnings available to Whirlpool (1)	$313	$433
Net earnings (loss) available to noncontrolling interests	3	7
Income tax expense (benefit)	106	159
Interest expense	41	45
Earnings before interest & taxes	$463	$644
Restructuring expense (a)	0	20
Ongoing EBIT(2)	$463	$664
(1)Net earnings margin is approximately 6.4% for the three months ended March 31, 2022 compared to 8.1% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three months ended March 31, 2022.
(2)Ongoing EBIT margin is approximately 9.4% for the three months ended March 31, 2022 compared to 12.4% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three months ended March 31, 2022.

Earnings Per Diluted Share	Three Months Ended March 31,
	2022	2021
Earnings per diluted share	$5.33	$6.81
Restructuring expense (a)	—	0.31
Income tax impact	$—	$(0.08)
Normalized tax rate adjustment (b)	(0.02)	0.16
Ongoing earnings per diluted share	$5.31	$7.20
Throughout 2021 and comparable periods, the Company defined adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Starting in 2022, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures. Adjusted free cash flow of $132 million for the first quarter of 2021 has been restated to $109 million free cash flow measure to conform with current year presentation.

Free Cash Flow (FCF) Reconciliation: in millions	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
		As adjusted
Cash provided by (used in) operating activities	$(328)	$182
Capital expenditures	(87)	(73)
Free cash flow	$(415)	$109

Cash provided by (used in) investing activities	$(12)	$(60)
Cash provided by (used in) financing activities	(631)	(234)

Adjusted Free Cash Flow (FCF) Reconciliation: in millions		Three Months Ended March 31,
		2021
Cash provided by (used in) operating activities		$182
Capital expenditures		(73)
Proceeds from sale of assets and business		13
Change in restricted cash		10
Adjusted free cash flow		$132

Cash provided by (used in) investing activities		$(60)
Cash provided by (used in) financing activities		(234)
Footnotes
(a) Restructuring expense - In 2022, and moving forward, we will only exclude restructuring actions greater than $50 million from our ongoing results. In 2021, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our EMEA business and other centralized functions.
(b) Normalized tax rate adjustment - During the first quarter of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0% to reconcile to our anticipated full-year effective tax rate between 24.0% and 26.0%. During the first quarter of 2021, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0%, to reconcile to our anticipated full-year 2021 effective tax rate between 24% and 26%.

FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate at our anticipated 2022 full-year adjusted tax rate between 24.0% and 26.0%. We currently estimate earnings per diluted share for 2022 to be within the following ranges:

2022
Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2022	$24.00 - $26.00

Industry Demand
North America	~0%
EMEA	(5) - (3)%
Latin America	(4) - (2)%
Asia	5-6%
For the full-year 2022, we expect to generate cash from operating activities of approximately $1.95 billion and free cash flow of approximately $1.25 billion, including restructuring cash outlays of approximately $50 million and capital expenditures of approximately $700 million.
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

Millions of dollars	2022
Current Outlook
Cash provided by (used in) operating activities (1)	$1,950
Capital expenditures	(700)
Free cash flow	$1,250
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, COVID-related shutdowns and government actions in China, we expect to continue to be impacted by the following factors: global shortage of certain components, other supply chain constraints and cost inflation, all of which we expect to continue in 2022. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than as set forth below.
OPERATIONAL RISKS
We have been impacted and may in the future be adversely impacted by the ongoing Russian invasion of Ukraine and related conflict and sanctions.

We have sales and distribution operations in Ukraine, and sales, manufacturing and distribution operations in Russia. We continue to closely monitor the impact of the ongoing conflict in Ukraine on all aspects of our operations, including most importantly, the safety and security of our employees in the region.

The United States, European Union and others continue to announce targeted economic sanctions on Russia and Russian persons, to which Russia has proposed, and in some cases implemented, counter-measures. The impact of the conflict in Ukraine and resulting sanctions, include, but are not limited to, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system; operational risk to our sales and distribution operations in Ukraine and our sales, manufacturing and distribution operations in Russia, including supply chain and logistics disruptions; and reductions in consumer and trade customer demand.

We may also experience potential additional impacts in the future, including negative impact to our reputation and brand image; trade customer financial restructuring or insolvency; physical damage to or the disruption or complete loss of, one or more of our manufacturing or distribution operations; cybersecurity incidents; and future impairment of goodwill or certain tangible or intangible assets in EMEA operating segment.

We have not determined the extent to which our existing insurance coverage will respond to these impacts, or the extent to which any of the United States, European Union or other government actions may mitigate these impacts, if at all. The impact of the conflict in Ukraine or resulting sanctions may also exacerbate other risks discussed in Item 1A. Risk Factors in our Form 10-K for the fiscal year ended December 31, 2021, any of which could have a material adverse effect on our financial statements. Please see the Management’s Discussion and Analysis section of this quarterly report on Form 10-Q for additional information regarding the impact of the conflict in Ukraine on our operations in EMEA.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the three months ended March 31, 2022, we repurchased approximately 2.7 million shares under these share repurchase programs at an aggregate price of approximately $533 million. At March 31, 2022, there were approximately $2.9 billion in remaining funds authorized under this program.

The following table summarizes repurchases of Whirlpool's common stock in the three months ended March 31, 2022:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2022 through January 31, 2022	363,039	$207	363,039	$1,415
February 1, 2022 through February 28, 2022	693,200	$200	693,200	$3,267
March 1, 2022 through March 31, 2022	1,618,958	$197	1,618,958	$2,948
Total	2,675,197	$199	2,675,197
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amendment dated February 14, 2022 to the Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan

Exhibit 10.2	Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Performance Restricted Stock Unit Award Document

Exhibit 10.3	Whirlpool Corporation 2018 Omnibus Stock and Incentive Plan Strategic Excellence Program Stock Option Award Document

Exhibit 10.4	Amendment dated February 14, 2022 to the Whirlpool Corporation Executive Performance Excellence Plan

Exhibit 10.5	Amendment dated February 14, 2022 to the Whirlpool Corporation Executive Deferred Savings Plan II

Exhibit 10.6	Amendment dated February 14, 2022 to the Whirlpool Corporation Supplemental Executive Retirement Plan

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	April 26, 2022