Form 10-Q
period 2022-06-30
WHIRLPOOL CORP /DE/
filed 2022-07-26
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at July 22, 2022
Common stock, par value $1.00 per share	54,508,056

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and six months ended June 30, 2022

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
This document contains forward-looking statements about Whirlpool Corporation and its consolidated subsidiaries ("Whirlpool") that speak only as of this date. Whirlpool disclaims any obligation to update these statements. Forward-looking statements in this document may include, but are not limited to, statements regarding future financial results, long-term value creation goals, restructuring expectations, productivity, raw material prices and the impact of COVID-19 and the Russia/Ukraine conflict on our operations. Many risks, contingencies and uncertainties could cause actual results to differ materially from Whirlpool's forward-looking statements. Among these factors are: (1) the ongoing Russian invasion of Ukraine and related conflict and sanctions; (2) COVID-19 pandemic-related business disruptions and economic uncertainty; (3) intense competition in the home appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers, and the impact of the changing retail environment, including direct-to-consumer sales; (4) Whirlpool's ability to maintain or increase sales to significant trade customers and the ability of these trade customers to maintain or increase market share; (5) Whirlpool's ability to maintain its reputation and brand image; (6) the ability of Whirlpool to achieve its business objectives and leverage its global operating platform, and accelerate the rate of innovation; (7) Whirlpool’s ability to understand consumer preferences and successfully develop new products; (8) Whirlpool's ability to obtain and protect intellectual property rights; (9) acquisition, divestiture, and investment-related risks, including risks associated with our past acquisitions; (10) Whirlpool's ability to navigate risks associated with our presence in emerging markets; (11) risks related to our international operations, including changes in foreign regulations; (12) Whirlpool's ability to respond to unanticipated social, political and/or economic events; (13) information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; (14) product liability and product recall costs; (15) the ability of suppliers of critical parts, components and manufacturing equipment to deliver sufficient quantities to Whirlpool in a timely and cost-effective manner; (16) our ability to attract, develop and retain executives and other qualified employees; (17) the impact of labor relations; (18) fluctuations in the cost of key materials (including steel, resins, copper and aluminum) and components and the ability of Whirlpool to offset cost increases; (19) Whirlpool's ability to manage foreign currency fluctuations; (20) impacts from goodwill impairment and related charges; (21) triggering events or circumstances impacting the carrying value of our long-lived assets; (22) inventory and other asset risk; (23) health care cost trends, regulatory changes and variations between results and estimates that could increase future funding obligations for pension and postretirement benefit plans; (24) litigation, tax, and legal compliance risk and costs, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same; (25) the effects and costs of governmental investigations or related actions by third parties; (26) changes in the legal and regulatory environment including environmental, health and safety regulations, and taxes and tariffs; (27) Whirlpool's ability to respond to the impact of climate change and climate change regulation; and (28) the uncertain global economy and changes in economic conditions which affect demand for our products.
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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars, except per share data)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Net sales	$5,097	$5,324	$10,017	$10,682
Expenses
Cost of products sold	4,200	4,234	8,269	8,444
Gross margin	897	1,090	1,748	2,238
Selling, general and administrative	461	509	837	1,002
Intangible amortization	7	10	16	27
Restructuring costs	5	8	10	28
Impairment of goodwill and other intangibles	384	—	384	—
(Gain) loss on sale and disposal of businesses	346	(120)	346	(120)
Operating profit	(306)	683	155	1,301
Other (income) expense
Interest and sundry (income) expense	(19)	(36)	(26)	(62)
Interest expense	45	45	86	90
Earnings (loss) before income taxes	(332)	674	95	1,273
Income tax expense (benefit)	37	94	143	253
Equity method investment income (loss), net of tax	1	—	(4)	—
Net earnings (loss)	(368)	580	(52)	1,020
Less: Net earnings (loss) available to noncontrolling interests	3	(1)	6	6
Net earnings (loss) available to Whirlpool	$(371)	$581	$(58)	$1,014
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$(6.62)	$9.23	$(1.00)	$16.10
Diluted net earnings (loss) available to Whirlpool	$(6.62)	$9.15	$(1.00)	$15.96
Dividends declared	$1.75	$1.40	$3.50	$2.65
Weighted-average shares outstanding (in millions)
Basic	56.0	62.9	57.1	63.0
Diluted	56.0	63.5	57.1	63.5

Comprehensive income (loss)	$(159)	$809	$215	$1,373
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,642	$3,044
Accounts receivable, net of allowance of $87 and $98, respectively	2,723	3,100
Inventories	3,218	2,717
Prepaid and other current assets	877	834
Total current assets	8,460	9,695
Property, net of accumulated depreciation of $6,540 and $6,619, respectively	2,614	2,805
Right of use assets	898	946
Goodwill	2,183	2,485
Other intangibles, net of accumulated amortization of $522 and $522, respectively	1,827	1,981
Deferred income taxes	1,769	1,920
Other noncurrent assets	601	453
Total assets	$18,352	$20,285
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,063	$5,413
Accrued expenses	624	609
Accrued advertising and promotions	650	854
Employee compensation	284	576
Notes payable	19	10
Current maturities of long-term debt	248	298
Other current liabilities	704	750
Total current liabilities	7,592	8,510
Noncurrent liabilities
Long-term debt	4,831	4,929
Pension benefits	311	378
Postretirement benefits	137	142
Lease liabilities	755	794
Other noncurrent liabilities	517	519
Total noncurrent liabilities	6,551	6,762
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 55 million and 59 million shares outstanding, respectively	114	114
Additional paid-in capital	3,047	3,025
Retained earnings	9,912	10,170
Accumulated other comprehensive loss	(2,090)	(2,357)
Treasury stock, 59 million and 55 million shares, respectively	(6,947)	(6,106)
Total Whirlpool stockholders' equity	4,036	4,846
Noncontrolling interests	173	167
Total stockholders' equity	4,209	5,013
Total liabilities and stockholders' equity	$18,352	$20,285

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30
(Millions of dollars)

	Six Months Ended
	2022	2021
Operating activities
Net earnings (loss)	$(52)	$1,020
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	226	259
Impairment of goodwill and other intangibles	384	—
(Gain) loss on sale and disposal of businesses	346	(120)
Accounts receivable	262	(100)
Inventories	(626)	(527)
Accounts payable	(241)	260
Accrued advertising and promotions	(177)	(100)
Accrued expenses and current liabilities	(94)	142
Taxes deferred and payable, net	14	83
Accrued pension and postretirement benefits	(53)	(61)
Employee compensation	(261)	(119)
Other	92	(91)
Cash provided by (used in) operating activities	(180)	646
Investing activities
Capital expenditures	(217)	(184)
Proceeds from sale of assets and businesses	75	298
Cash held by divested businesses	—	(393)
Cash provided by (used in) investing activities	(142)	(279)
Financing activities
Net proceeds from borrowings of long-term debt	300	300
Net proceeds (repayments) of long-term debt	(300)	(300)
Net proceeds (repayments) from short-term borrowings	9	(2)
Dividends paid	(200)	(167)
Repurchase of common stock	(833)	(200)
Common stock issued	2	75
Other	—	(38)
Cash provided by (used in) financing activities	(1,022)	(332)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(1)
Less: decrease in cash classified as held for sale	(70)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,402)	34
Cash, cash equivalents and restricted cash at beginning of year	3,044	2,934
Cash, cash equivalents and restricted cash at end of period	$1,642	$2,968

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
Risks and Uncertainties
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the EMEA region and around the world. While we continued experiencing some of this disruption during the quarter, the duration and severity of the effects on our business and the global economy are inherently unpredictable. We have some sales and distribution operations in Ukraine, however, the revenues and net assets are not material to our EMEA operating segment and consolidated results. We have sales, manufacturing and distribution operations in Russia. On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş. (“Arcelik”) to sell our Russian business to Arcelik for contingent consideration. See Note 15 for additional information. We continue to closely monitor the ongoing conflict and related sanctions, which could materially impact our financial results in the future.
Furthermore, COVID-19 continues to impact countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future.

The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2022. These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after July 26, 2022, including those resulting from the impacts of COVID-19 as well as the ongoing conflict in Ukraine, will be reflected in management’s estimates for future periods.

Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products, supply constraints, and the impacts to our business and our overall financial performance. Our Indesit, Hotpoint* and Maytag trademarks are at risk at June 30, 2022, but we remain committed to the strategic actions necessary to realize the long-term profitability of these trademarks.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the second quarter of 2022 for Maytag trademark; however, triggering events of impairment were identified for EMEA goodwill and Indesit and Hotpoint* trademarks during the second quarter of 2022. See Note 10 and Note 16 to the Consolidated Condensed Financial Statements for additional information.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macro-economic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by the pandemic, potential sales of businesses, ongoing conflict in Ukraine, and related sanctions or other factors may negatively impact the realizability of certain deferred tax assets.
Other Accounting Matters
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of June 30, 2022 and December 31, 2021, these arrangements include residual value guarantees of up to approximately $262 million and $264 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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
The transaction met the requirements for sale-leaseback accounting. Accordingly, the Company recorded the sale of the properties, which resulted in a gain of approximately $44 million ($36 million, net of tax) recorded in selling, general and administrative expense in the Consolidated Condensed Statements of Comprehensive Income (Loss). The related land and buildings were removed from property, plant and equipment, net and the appropriate right-of-use asset and lease liabilities of approximately $32 million were recorded in the Consolidated Condensed Balance Sheets.

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
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. As of June 30, 2022 and December 31, 2021, approximately $1.3 billion have been issued to participating financial institutions.
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
We made purchases from Whirlpool China of $112 million and $213 million for the three and six months ended June 30, 2022, respectively. The outstanding amount due to Whirlpool China and its subsidiaries is $110 million as of June 30, 2022 and $137 million as of December 31, 2021, respectively.
The carrying value of the equity interest in Whirlpool China is $202 million as of June 30, 2022 and $206 million as of December 31, 2021, respectively, and is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.
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
Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $33 million as of June 30, 2022 and $36 million as of December 31, 2021, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Major product categories:
Laundry	$1,287	$1,380	$2,620	$2,949
Refrigeration	1,733	1,627	3,261	3,254
Cooking	1,247	1,502	2,528	2,749
Dishwashing	465	409	915	924
Total major product category net sales	$4,732	$4,918	$9,324	$9,876
Spare parts and warranties	236	292	470	558
Other	129	114	223	248
Total net sales	$5,097	$5,324	$10,017	$10,682
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and six months ended June 30, 2022.

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

The following table summarizes our allowance for expected credit losses and bad debt by operating segment for the six months ended June 30, 2022:

Millions of dollars	December 31, 2021	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	June 30, 2022
Accounts receivable allowance
North America	$7	$—	$—	$—	$—	$7
EMEA	45	4	1	(1)	(15)	34
Latin America	43	1	(1)	—	—	43
Asia	3	—	—	—	—	3
Consolidated	$98	$5	$—	$(1)	$(15)	$87
Financing receivable allowance
Latin America	$25	$—	$—	$5	$—	$30
	$25	$—	$—	$5	$—	$30
Consolidated	$123	$5	$—	$4	$(15)	$117
(1) Accounts receivable allowance of our Russian operations which were previously classified under accounts receivable has been transferred to assets held for sale. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
We recorded an immaterial amount of bad debt expense for the periods ended June 30, 2022 and December 31, 2021, respectively.
(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	June 30,
Millions of dollars	2022	2021
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$1,642	$2,968
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,642	$2,968

	December 31,
Millions of dollars	2021	2020
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$3,044	$2,924
Restricted cash included in prepaid and other current assets	—	10
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$3,044	$2,934

(4)    INVENTORIES
The following table summarizes our inventories at June 30, 2022 and December 31, 2021:

Millions of dollars	June 30, 2022	December 31, 2021
Finished products	$2,502	$1,958
Raw materials and work in process	716	759
Total Inventories	$3,218	$2,717

(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at June 30, 2022 and December 31, 2021:

Millions of dollars	June 30, 2022	December 31, 2021
Land	$70	$84
Buildings	1,168	1,249
Machinery and equipment	7,916	8,091
Accumulated depreciation	(6,540)	(6,619)
Property, plant and equipment, net (1)	$2,614	$2,805
(1) Property, plant and equipment with a net book value of $141 million associated with our Russian business has been transferred to assets held for sale in the second quarter of 2022 and was fully impaired. For additional information, see Notes 10 and 15 to the Consolidated Condensed Financial Statements.
During the six months ended June 30, 2022, we disposed of land, buildings, machinery and equipment with a net book value of $20 million, compared to $9 million in the same period of 2021. The net gain on the disposals is $56 million for the six months ended June 30, 2022 was primarily driven by a sale-leaseback transaction. The net gain on the disposals was not material for the same period of 2021.
For additional information see Note 1 to the Consolidated Condensed Financial Statements.
(6)    FINANCING ARRANGEMENTS
Debt Offering

On May 4, 2022, Whirlpool Corporation (the “Company”), completed its offering of $300 million in principal amount of 4.700% Senior Notes due 2032 (the “2032 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2032 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2032 Notes was made pursuant to the terms of an Underwriting Agreement, dated May 2, 2022 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2032 Notes. The 2032 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2032 Notes to redeem $300 million aggregate principal amount of 4.700% Notes which were paid on June 1, 2022.

On April 29, 2021, the Company completed its inaugural Sustainability Bond offering of $300 million in principal amount of 2.400% Senior Notes due 2031 (the “2031 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2031 Notes were issued under the Indenture. The sale of the 2031 Notes was made pursuant to the terms of an Underwriting Agreement, dated April 26, 2021 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2031 Notes. The 2031 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2031 Notes to redeem $300 million aggregate principal amount of 4.850% senior notes which was paid June 15, 2021. Consistent with the Company’s Sustainability Bond Framework, the Company allocated an amount equal to the net proceeds from the sale of the 2031 Notes to fund new and existing environmental and social Eligible Projects, as defined in the Company’s prospectus supplement dated April 26, 2021.

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
Credit Facilities
On May 3, 2022, Whirlpool Corporation (the “Company”) entered into a Fifth Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”) by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association acted as Documentation Agents. JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Amended Long-Term Facility. Consistent with the Company’s prior credit agreement, the Amended Long-Term Facility provides an aggregate borrowing capacity of $3.5 billion.

The interest rate payable with respect to the Amended Long-Term Facility reflect a decrease of 0.125% in the interest rate margin from the Company’s prior credit facility, and will be initially, based on the Company’s current debt rating, Term SOFR (secured overnight financing rate) + 1.00% interest rate margin per annum (with a 0.10% SOFR spread adjustment) or the Alternate Base Rate + 0.00% per annum, at the Company’s election.

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility removes the second financial covenant, a debt-to-capitalization ratio, that was in the Company’s prior credit agreement. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. Many of the lenders have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services, or other services for Whirlpool Corporation and its subsidiaries, for which they have received, and may in the future receive, customary compensation and expense reimbursement. We were in compliance with our interest coverage ratio under the revolving credit facility as of June 30, 2022.
In addition to the committed $3.5 billion Amended Long-Term Facility, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $204 million at June 30, 2022 and $193 million at December 31, 2021, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2023.
We had no borrowings outstanding under the committed credit facilities at June 30, 2022 and December 31, 2021, respectively.

Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at June 30, 2022 and December 31, 2021:

Millions of dollars	June 30, 2022	December 31, 2021
Short-term borrowings due to banks	19	10
Total notes payable	$19	$10
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
Certain arrangements include servicing of transferred receivables by Whirlpool. During the six months ended June 30, 2022 and six months ended June 30, 2021, no amounts were received from the sales of accounts receivable under these arrangements. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were not material as of June 30, 2022 and December 31, 2021, respectively.
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at June 30, 2022. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.1 billion Brazilian reais (approximately $396 million at June 30, 2022).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 266 million Brazilian reais (approximately $51 million at June 30, 2022), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 315 million Brazilian reais (approximately $60 million at June 30, 2022). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of June 30, 2022. Additional claims may be filed related to this incident.
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
Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2022	2021
Balance at January 1	$286	$273
Issuances/accruals during the period	119	185
Settlements made during the period/other	(147)	(149)
Balance at June 30	$258	$309

Current portion	$170	$210
Non-current portion	88	99
Total	$258	$309

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

During the fourth quarters of 2021 and 2020, the Company released accruals of approximately $9 million and $30 million, respectively, related to this campaign. These adjustments were made based on the latest available data including take rate assumptions and unit population. These estimates are based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. Settlements related to this product recall are immaterial for the three and six months ended June 30, 2022. The total settlements since the beginning of this campaign are approximately $62 million.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At June 30, 2022 and December 31, 2021, the guaranteed amounts totaled 1.1 billion Brazilian reais (approximately $208 million at June 30, 2022) and 1.2 billion Brazilian reais (approximately $212 million at December 31, 2021), respectively. The fair value of these guarantees were nominal at June 30, 2022 and December 31, 2021. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.9 billion at June 30, 2022 and $3.3 billion at December 31, 2021, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at both June 30, 2022 and December 31, 2021.
(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Service cost	$1	$—	$1	$2	$—	$—
Interest cost	20	19	4	3	2	2
Expected return on plan assets	(36)	(40)	(8)	(8)	—	—
Amortization:
Actuarial loss	14	18	2	5	—	—
Prior service credit	—	—	—	—	(12)	(12)
Settlement and curtailment (gain) loss	—	3	—	—	—	—
Net periodic benefit cost (credit)	$(1)	$—	$(1)	$2	$(10)	$(10)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Service cost	$2	$1	$2	$3	$—	$—
Interest cost	41	38	8	7	3	3
Expected return on plan assets	(73)	(79)	(17)	(17)	—	—
Amortization:
Actuarial loss	29	35	5	10	—	—
Prior service credit	—	—	—	—	(23)	(23)
Settlement and curtailment (gain) loss	—	3	1	—	—	—
Net periodic benefit cost (credit)	$(1)	$(2)	$(1)	$3	$(20)	$(20)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Operating profit (loss)	$1	$—	$1	$2	$—	$—
Interest and sundry (income) expense	(2)	—	(2)	—	(10)	(10)
Net periodic benefit cost	$(1)	$—	$(1)	$2	$(10)	$(10)

	Six Months Ended June 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Operating profit (loss)	$2	$1	$2	$3	$—	$—
Interest and sundry (income) expense	(3)	(3)	(3)	—	(20)	(20)
Net periodic benefit cost	$(1)	$(2)	$(1)	$3	$(20)	$(20)

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. The notional amount of outstanding cross-currency interest rate swap agreements was $1.3 billion at June 30, 2022 and December 31, 2021, respectively.
We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. Outstanding notional amounts of interest rate swap agreements were $175 million and $300 million at June 30, 2022 and December 31, 2021, respectively.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at June 30, 2022 and December 31, 2021:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2022		2021		2022	2021
Foreign exchange forwards/options	MXN	7,200	MXN	7,200	$358	$352	August 2022
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). As of June 30, 2022 and December 31, 2021, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at June 30, 2022 and December 31, 2021:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2022	2021	2022	2021	2022	2021		2022	2021
Derivatives accounted for as hedges(1)
Commodity swaps/options	$319	$297	$27	$40	$30	$13	(CF)	29	21
Foreign exchange forwards/options	2,843	2,872	170	91	91	64	(CF/NI)	116	122
Cross-currency swaps	1,275	1,275	113	31	—	7	(CF)	80	86
Interest rate derivatives	175	300	26	—	—	14	(CF)	35	41
Total derivatives accounted for as hedges			$336	$162	$121	$98
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$2	$—	$—	$—	$—	N/A	8	14
Foreign exchange forwards/options	2,763	2,240	47	20	18	18	N/A	6	12
Total derivatives not accounted for as hedges			47	20	18	18
Total derivatives			$383	$182	$139	$116

Current			$245	$170	$130	$93
Noncurrent			138	12	9	23
Total derivatives			$383	$182	$139	$116
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2022	2021
Cash flow hedges
Commodity swaps/options		$(37)	$28
Foreign exchange forwards/options		123	(41)
Cross-currency swaps		89	12
Interest rate derivatives		29	(26)
Net Investment hedges
Foreign currency		(2)	(10)
		202	(37)

		Three Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2022	2021
Commodity swaps/options	Cost of products sold	$16	$18
Foreign exchange forwards/options	Net sales	1	(1)
Foreign exchange forwards/options	Cost of products sold	(11)	(3)
Foreign exchange forwards/options	Interest and sundry (income) expense	67	(15)
Cross-currency swaps	Interest and sundry (income) expense	75	(8)
Interest rate derivatives	Interest expense	—	—
		148	(9)

		Three Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2022	2021
Foreign exchange forwards/options	Interest and sundry (income) expense	$11	$(47)
(2)Change in gain (loss) recognized in OCI (effective portion) for the three months ended June 30, 2022 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $(18) million and $6 million for the three months ended June 30, 2022 and 2021, respectively. The tax impact of the net investment hedges was $1 million and $5 million for the three months ended June 30, 2022 and 2021, respectively.
(3)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended June 30, 2022 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Six Months Ended June 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(2)
Millions of dollars		2022	2021
Cash flow hedges
Commodity swaps/options		$2	$54
Foreign exchange		80	7
Cross-currency swaps		98	44
Interest rate derivatives		52	20
Net investment hedges
Foreign currency		(18)	(3)
		$214	$122

		Six Months Ended June 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2022	2021
Commodity swaps/options	Cost of products sold	$34	$29
Foreign exchange forwards/options	Net sales	1	2
Foreign exchange forwards/options	Cost of products sold	(16)	6
Foreign exchange forwards/options	Interest and sundry (income) expense	96	29
Cross-currency swaps	Interest and sundry (income) expense	116	51
		$231	$117

		Six Months Ended June 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2022	2021
Foreign exchange forwards/options	Interest and sundry (income) expense	$(5)	$32
(4)Change in gain (loss) recognized in OCI (effective portion) for the six months ended June 30, 2022 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $1 million and $(6) million for the six months ended June 30, 2022 and 2021, respectively. The tax impact of the net investment hedges was $4 million and $(1) million for the six months ended June 30, 2022 and 2021, respectively.
(5)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the six months ended June 30, 2022 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended June 30, 2022, and 2021. There were no hedges designated as fair value for the periods ended June 30, 2022, and 2021. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $15 million at June 30, 2022.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2022	2021	2022	2021	2022	2021	2022	2021
Short-term investments (1)	$1,123	$1,905	$783	$1,697	$340	$208	$1,123	$1,905
Net derivative contracts	—	—	—	—	244	66	244	66
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
Goodwill
We have four reporting units for which we assess for impairment. We use a discounted cash flow analysis to determine fair value (Level 3 input) and consistent projected financial information in our analysis of goodwill and intangible assets. The discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit utilized a discount rate of 15%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment loss for the full carrying amount of $278 million during the second quarter of 2022.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for the other intangible assets in the EMEA reporting unit utilized discount rates of 19% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the Indesit and Hotpoint* trademarks exceeded their fair value (Level 3 input), resulting in an impairment charge of $106 million during the second quarter of 2022.
Indefinite-lived intangible assets of Indesit and Hotpoint* with carrying amounts of approximately $201 million and $137 million were written down to fair values (Level 3 input) of $131 million and $101 million, resulting in impairment charges of $70 million and $36 million, respectively.
See Note 16 to the Consolidated Condensed Financial Statements for additional information.
Russia Sale Transaction
During the second quarter of 2022, we entered into an agreement to sell our Russia business. We classified this disposal group as held for sale with a fair value of zero. Fair value, which is less than the carrying amount of the Russia business, was estimated based on purchase price which includes contingent consideration based on future business and other conditions (Level 2 input). We recorded an impairment charge of $333 million for the write-down of the net assets to their fair value.
See Note 15 to the Consolidated Condensed Financial Statements for additional information.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Whirlpool China Equity Method Investment
During the second quarter of 2021, the partial tender offer for Whirlpool China was completed and the entity was deconsolidated. Subsequent to the share transfer, which was completed on May 6, 2021, the Company holds an equity interest of 20% in Whirlpool China. The fair value of the retained investment in Whirlpool China at the date of deconsolidation was calculated based on the Whirlpool China stock price (Level 1 input), the portion of interest retained and the shares outstanding, resulting in a fair value of $214 million.
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
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.73 billion and $5.76 billion at June 30, 2022 and December 31, 2021, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income (loss)
Net earnings (loss)	316	313		—	—	3
Other comprehensive income	58	—	58	—	—	—
Comprehensive income (loss)	374	313	58	—	—	3
Stock issued (repurchased)	(539)	—	—	(539)	—	—
Dividends declared	(103)	(103)	—	—	—	—
Balances, March 31, 2022	4,745	10,380	(2,299)	(3,620)	114	170
Comprehensive income (loss)
Net earnings (loss)	(368)	(371)	—	—	—	3
Other comprehensive income	209	—	209	—	—
Comprehensive income (loss)	(159)	(371)	209	—	—	3
Stock issued (repurchased)	(280)	—	—	(280)		—
Dividends declared	(97)	(97)	—	—	—	—
Divestitures	—	—	—	—	—	—
Balances, June 30, 2022	$4,209	$9,912	$(2,090)	$(3,900)	$114	$173

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income (loss)
Net earnings (loss)	440	433	—	—	—	7
Other comprehensive income	124	—	124	—	—	—
Comprehensive income (loss)	564	433	124	—	—	7
Stock issued (repurchased)	(141)	—	—	(141)	—	—
Dividends declared	(79)	(79)	—	—	—	—
Balances, March 31, 2021	$5,139	$9,079	$(2,687)	$(2,283)	$113	$917
Comprehensive income (loss)
Net earnings (loss)	580	581	—	—	—	(1)
Other comprehensive income	229	—	228	—	—	1
Comprehensive income (loss)	809	581	228	—	—	—
Stock issued (repurchased)	8	—	—	7	1	—
Dividends declared	(88)	(88)	—	—	—	—
Divestitures	(783)	—	—	—	—	(783)
Balances, June 30, 2021	$5,085	$9,572	$(2,459)	$(2,276)	$114	$134

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended June 30,
	2022			2021
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (1)	$153	1	$154	$219	5	$224
Cash flow hedges	58	(18)	40	(18)	6	(12)
Pension and other postretirement benefits plans	21	(6)	15	23	(6)	17
Other comprehensive income (loss)	232	(23)	209	224	5	229
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$232	$(23)	$209	$223	$5	$228

	Six Months Ended June 30,
	2022			2021
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (1)	$258	$4	$262	$327	$(1)	$326
Cash flow hedges	1	1	2	8	(6)	2
Pension and other postretirement benefits plans	6	(4)	2	33	(8)	25
Other comprehensive income (loss)	265	1	266	368	(15)	353
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) available to Whirlpool	$265	$1	$266	$367	$(15)	$352
(1) Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings (loss) for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$7	$12	Interest and sundry (income) expense
Total	$7	$12

Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars and shares	2022	2021	2022	2021
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$(371)	$581	$(58)	$1,014
Denominator for basic earnings per share - weighted-average shares	56.0	62.9	57.1	63.0
Effect of dilutive securities - share-based compensation	—	0.6	—	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	56.0	63.5	57.1	63.5
Anti-dilutive stock options/awards excluded from earnings per share	0.6	0.1	0.5	0.1
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2022, we repurchased approximately 4.4 million shares under these share repurchase programs at an aggregate price of approximately $833 million. At June 30, 2022, there were approximately $2.7 billion in remaining funds authorized under this program.
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
In 2020, the Company committed to workforce reduction plans in the United States and globally, as part of the Company's continued cost reduction efforts. The workforce reduction plans included a voluntary retirement program, and other voluntary and involuntary severance actions. These actions are substantially complete. The Company has incurred $209 million in employee termination costs related to these actions through June 30, 2022. Cash settlement of $187 million has been paid to date with the remaining cash settlement of $22 million expected to be paid over the duration of 2022 and 2023.
In addition, we ceased production in our Naples, Italy manufacturing plant and exited the facility in 2020. The collective dismissal procedure was completed in 2021. In connection with this action, we have incurred approximately $144 million total costs comprising $43 million in asset impairment costs, $26 million in other associated costs and $75 million in employee-related costs through June 30, 2022. Cash settlement of $97 million has been paid to date with the remaining nominal cash settlement to be paid in 2022.
The following table summarizes the changes to our restructuring liability during the six months ended June 30, 2022:

Millions of dollars	December 31, 2021	Charges to Earnings	Cash Paid	Non-Cash and Other	June 30, 2022
Employee termination costs	$53	$2	$(25)	$—	$30
Asset impairment costs	8	5	—	(5)	8
Facility exit costs	—	1	(1)	—	—
Other exit costs	(4)	2	(2)	—	(4)
Total	$57	$10	$(28)	$(5)	$34

The following table summarizes the restructuring charges by operating segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
North America	$—	$—	$—	$—
EMEA	5	7	10	25
Latin America	—	—	—	—
Asia	—	1	—	2
Corporate / Other	—	—	—	1
Total	$5	$8	$10	$28

(13)    INCOME TAXES
Income tax expense was $37 million and $143 million for the three and six months ended June 30, 2022, compared to income tax expense of $94 million and $253 million in the same period of 2021. For the three and six months ended June 30, 2022, the changes in the effective tax rate from the prior period include overall lower level of earnings, impact of non deductible goodwill impairments, audits and settlements, prior year divestiture, and legal entity restructuring tax impacts.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Earnings (Loss) before income taxes	$(332)	$674	$95	$1,273

Income tax expense (benefit) computed at United States statutory tax rate	(70)	142	20	267
Valuation allowances	(1)	(1)	6	2
Audit and Settlements	(29)	8	(26)	15
U.S. foreign income items, net of credits	(2)	—	(10)	7
Changes in enacted tax rates	—	(14)	—	(14)
Non deductible impairments	150	—	150	—
Divestiture tax impact	—	(21)	—	(21)
Legal entity restructuring tax impact	—	(46)	—	(46)
Other	(11)	26	3	43
Income tax expense (benefit) computed at effective worldwide tax rates	$37	$94	$143	$253
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
The Company appealed the US Tax Court decision to the United States Court of Appeals for the Sixth Circuit, and, on December 6, 2021, the three-judge panel, in a divided decision, affirmed the U.S. Tax Court decision

(the "Ruling"). The Company recorded a reserve of $98 million in the fourth quarter of 2021, which represents the expected increase in the Company’s net income tax expense, plus interest, for 2009 through 2019, which represents all of the Company’s tax years that were affected by the Ruling. On January 20, 2022, the Company filed a petition for rehearing with the Sixth Circuit, which was denied on March 2, 2022. On June 30, 2022, the Company filed a petition for certiorari with the U.S. Supreme Court.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2022	$2,964	$1,008	$787	$338	$—	$5,097
2021	3,042	1,250	763	269	—	5,324
Intersegment sales
2022	$92	$24	$404	$11	$(531)	$—
2021	76	22	313	81	(492)	—
Depreciation and amortization
2022	$42	$35	$16	$5	$16	$114
2021	43	44	16	5	10	118
EBIT
2022	$417	$2	$57	$23	$(785)	$(286)
2021	557	31	74	4	53	719
Total assets
June 30, 2022	$8,337	$8,729	$4,728	$1,604	$(5,046)	$18,352
December 31, 2021	7,980	10,210	4,716	1,565	(4,186)	20,285
Capital expenditures
2022	$39	$23	$38	$11	$19	$130
2021	34	30	28	9	10	111

	Six Months Ended June 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2022	$5,755	$2,092	$1,547	$623	$—	$10,017
2021	6,087	2,420	1,495	680	—	10,682
Intersegment sales
2022	$164	$48	$763	$22	$(997)	$—
2021	155	46	623	192	(1,016)	—
Depreciation and amortization
2022	$85	$70	$32	$10	$29	$226
2021	89	90	31	18	31	259
EBIT
2022	$871	$(25)	$111	$36	$(816)	$177
2021	1,164	52	136	26	(15)	1,363
Total assets
June 30, 2022	$8,337	$8,729	$4,728	$1,604	$(5,046)	18,352
December 31, 2021	7,980	10,210	4,716	1,565	(4,186)	20,285
Capital expenditures
2022	$69	$35	$61	$17	$35	$217
2021	65	47	43	12	17	184

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Items not allocated to segments:
Restructuring costs	$(5)	$(8)	$(10)	$(28)
Impairment of goodwill and other intangibles	(384)	—	(384)	—
(Gain) loss on disposal of businesses	(346)	(120)	(346)	(120)
Corporate expenses and other	(50)	(59)	(76)	(107)
Total other/eliminations	$(785)	$53	$(816)	$(15)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2022	2021	2022	2021
Operating profit	$(306)	$683	$155	$1,301
Interest and sundry (income) expense	(19)	(36)	(26)	(62)
Equity method investment income (loss), net of tax	1	—	(4)	—
Total EBIT	$(286)	$719	$177	$1,363
Interest expense	45	45	86	90
Income tax expense	37	94	143	253
Net earnings (loss)	$(368)	$580	$(52)	$1,020
Less: Net earnings available to noncontrolling interests	3	(1)	6	6
Net earnings (loss) available to Whirlpool	$(371)	$581	$(58)	$1,014
(15) DIVESTITURES AND HELD FOR SALE
Russia Sale Transaction
On June 27, 2022, Whirlpool EMEA SpA, a subsidiary of Whirlpool Corporation (the “Company”), entered into a share purchase agreement to sell the Company’s Russian business to Arçelik A.Ş. (“Arcelik”), subject to customary conditions at closing. The sale includes the entirety of the Company’s operations in Russia, including the Company’s manufacturing facility in Lipetsk, Russia, and the sales organization in Moscow, Russia, as well as sales operations in Kazakhstan and other select CIS countries.
The consideration includes contingent consideration based on future business and other conditions of the Russian operations. We will recognize the benefit of the contingent consideration when received due to the uncertainty in the Russian marketplace. Additionally, the contingent consideration is subject to a cap based on the agreed net asset value of the Russian business as of closing, which is currently estimated at approximately €220 million (approximately $230 million as of June 30, 2022).
The Russia business is reported within our EMEA reportable segment and meets the criteria for held for sale accounting. The operations of Russia do not meet the criteria to be presented as discontinued operations.
We recorded a charge of $346 million in the Consolidated Condensed Statements of Comprehensive Income (Loss) during the second quarter of 2022 in connection with this transaction. The loss includes a charge of $333 million for the write-down of the net assets of the disposal group to fair value and $13 million of cumulative currency translation adjustments.

As of June 30, 2022 the carrying amount of held for sale assets of Russia is $0 million and held for sale liabilities is $13 million. Held for sale liabilities, which are included in Other current liabilities in the Consolidated Condensed Balance Sheet, includes the cumulative foreign currency translation adjustments that will be released upon closing of the transaction which will result in substantial liquidation of this foreign entity.
Earnings before income taxes for Russia were immaterial to the Consolidated Condensed Financial Statements for the periods presented.
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
On May 6, 2021, the tender offer was completed and the share transfer was executed for a consideration of RMB 1.25 billion (approximately $193 million on the date of completion). Subsequent to the share transfer, the Company holds an equity interest of 20% in Whirlpool China.
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
Earnings before income taxes prior to the share transfer of Whirlpool China were not material to the Company for the periods presented.
Turkey Subsidiary Divestment
On May 17, 2021, we entered into a share transfer agreement with Arçelik A.Ş. ("Arçelik") to sell our Turkish subsidiary for a cash purchase price of €78 million (approximately $93 million as of June, 30 2021), subject to customary adjustments at closing.
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
See Note 10 to the Consolidated Condensed Financial Statements for additional information.

(16) GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2021	$1,695	$296	$33	$461	$2,485
Impairment	—	(278)	—	—	(278)
Currency translation adjustment	—	(18)	—	(6)	(24)
Ending net balance June 30, 2022	$1,695	$—	$33	$455	$2,183
In connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2022, we identified indicators of goodwill impairment for our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict, including the impact on demand, the pending divestiture of our Russian operations and other ongoing adverse macroeconomic impacts such as raw material inflation, supply chain disruption and unfavorable demand. As a result of these factors, the operating results for the three-months ended June 30, 2022 were significantly lower than expected and our expectations of attaining our long term plans for the region have been delayed.
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
Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of the EMEA reporting unit exceeded its fair value and we recorded a goodwill impairment charge for the full amount of the goodwill's carrying value of $278 million during the second quarter of 2022.
See Note 10 and 15 to the Consolidated Condensed Financial Statements for additional information.
Other Intangible Assets
The following table summarizes other intangible assets for the periods presented:

	June 30, 2022			December 31, 2021
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives
Customer relationships (1)	$431	$(339)	$92	$443	$(334)	$109
Patents and other (2)	187	(183)	4	191	(188)	3
Total other intangible assets, finite lives	$618	$(522)	$96	$634	$(522)	$112
Trademarks, indefinite lives (3)	1,731	—	1,731	1,869	—	1,869
Total other intangible assets	$2,349	$(522)	$1,827	$2,503	$(522)	$1,981
(1) Customer relationships have an estimated useful life of 5 to 19 years.
(2) Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3) Includes Indesit and Hotpoint* impairment loss of $70 million and $36 million , respectively, recorded during the period ended June 30, 2022.
*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

Similarly to the review of EMEA reporting unit, and in connection with the preparation of our Consolidated Condensed Financial Statements for three months ended June 30, 2022, we identified indicators of impairment associated with other intangible assets in our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the same as those identified for EMEA reporting unit and resulted in the actual revenues for the three-months ended June 30, 2022 being significantly lower than forecasted for Indesit and Hotpoint* trademarks.
In performing our quantitative assessment of other intangible assets, primarily trademarks, we estimate the fair value using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market-based weighted-average cost of capital. Based on our interim quantitative impairment assessment as of June 30, 2022, the carrying value of certain other intangible assets, including Indesit and Hotpoint*, exceeded their fair value, and we recorded an impairment charge of $106 million during the second quarter of 2022. See Note 10 to the Consolidated Condensed Financial Statements for additional information.
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

OVERVIEW
Whirlpool had a second quarter GAAP net loss available to Whirlpool of $(371) million (net earnings (loss) margin) of (7.3)%), or $(6.62) per share, compared to GAAP net earnings available to Whirlpool of $581 million (net earnings margin of 10.9%), or $9.15 per share in the same prior-year period. Non-recurring items negatively impacted second-quarter net loss available to Whirlpool by $747 million, or $(13.35) per share, including asset impairment charges related to the EMEA region, a loss related to the pending divestiture of Whirlpool Russia and other charges, including those related to the strategic review of EMEA.
Whirlpool delivered second-quarter ongoing (non-GAAP) earnings per share of $5.97 and ongoing EBIT margin of 9.0%, compared to $6.64 and 11.4% in the same prior-year period. On a GAAP and ongoing basis, quarterly earnings and margin declines were driven by supply constraints and demand slowdowns negatively impacting volumes and elevated cost inflation, partially offset by positive price/mix led by the successful execution of cost-based price increases across the globe.
We are very pleased with our ability to navigate another difficult operating environment and enter into a share purchase agreement to divest our Whirlpool Russia business, which we've concluded to be the best course of action for our employees, shareholders and overall business. We continue to take actions to deliver solid margins and navigate through a challenging environment while making progress in our portfolio transformation and strategic review of EMEA.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated - Millions of dollars, except per share data	2022	2021	Better/(Worse) %	2022	2021	Better/(Worse) %
Net sales	$5,097	$5,324	(4.3)%	$10,017	$10,682	(6.2)%
Gross margin	897	1,090	(17.7)	1,748	2,238	(21.9)
Selling, general and administrative	461	509	9.4	837	1,002	16.5
Restructuring costs	5	8	37.5	10	28	64.3
Impairment of goodwill and other intangibles	384	—	nm	384	—	nm
(Gain) loss on sale and disposal of businesses	346	(120)	nm	346	(120)	nm
Interest and sundry (income) expense	(19)	(36)	(47.2)	(26)	(62)	(58.1)
Interest expense	45	45	—	86	90	4.4
Income tax expense (benefit)	37	94	60.6	143	253	43.5
Net earnings (loss) available to Whirlpool	(371)	581	nm	$(58)	$1,014	nm
Diluted net earnings (loss) available to Whirlpool per share	$(6.62)	$9.15	nm	$(1.00)	$15.96	nm
Consolidated net sales decreased 4.3% and 6.2% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease for the three and six months ended June 30, 2022 was primarily driven by lower volume and the impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 2.3% and 4.6% for the three and six months ended June 30, 2022, compared to the same periods in 2021.
The consolidated gross margin percentage for the three and six months ended June 30, 2022 decreased to 17.6% and 17.5%, respectively, compared to 20.5% and 21.0% in the same prior-year periods. The decrease was primarily driven by raw material and other cost inflation and lower volume, partially offset by favorable product price/mix.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by the COVID-19 pandemic in the area of manufacturing operations. Excess capacity costs were not material for the six months ended June 30, 2022. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other macroeconomic and COVID-19 related impacts.

The EMEA operating segment continued to experience sales, distribution, supply chain, and manufacturing disruptions as a result of the Russian invasion of Ukraine and related conflict and sanctions. During the second quarter of 2022, we entered into a share purchase agreement to sell the Company's Russian business to Arcelik. We recorded a charge of $346 million in the Consolidated Condensed Statements of Comprehensive Income (Loss) during the second quarter of 2022 in connection with this transaction. The transaction is expected to be completed during the third quarter of 2022. Additionally, we recorded an impairment loss of $384 million of EMEA goodwill and Indesit and Hotpoint* trademarks. For additional information see Notes 10, 15 and 16 to the Consolidated Condensed Financial Statements. Business disruption and financial impacts may increase in future periods in the event of escalated conflict, potential imposition of new sanctions and counter measures, and related macroeconomic impacts. Please see Item 1A. Risk Factors of this quarterly report on Form 10-Q for additional information regarding the risks that we have or may in the future experience as a result of the conflict in Ukraine and related sanctions.

NORTH AMERICA
Net Sales
Net sales decreased 2.6% and 5.5% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily driven by lower volume and the impact of foreign currency, largely offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 2.3% and 5.3% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

EBIT
EBIT decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to cost inflation as well as lower volume, partially offset by favorable product price/mix. EBIT margin was 14.1% and 15.1% for the three and six months ended June 30, 2022, respectively, compared to 18.3% and 19.1% for the same periods in 2021.

EMEA
Net Sales

Net sales decreased 19.4% and 13.6% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily driven by lower volume and the impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 10.3% and 5.6% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

EBIT

EBIT decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to cost inflation and lower volume, partially offset by favorable product price/mix. EBIT margin was 0.2% and (1.2)% for the three and six months ended June 30, 2022, respectively, compared to 2.5% and 2.1% for the same periods in 2021.

LATIN AMERICA
Net Sales
Net sales increased 3.1% and 3.5% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase is primarily driven by favorable product price/mix and foreign currency, partially offset by lower volume. Excluding the impact from foreign currency, net sales decreased 0.5% and increased 0.1% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

EBIT
EBIT decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease is primarily driven by cost inflation and lower volume, partially offset by favorable product price/mix. EBIT margin was 7.2% for both the three and six months ended June 30, 2022, compared to 9.7% and 9.1% for the same periods in 2021.
ASIA
Net Sales
Net sales increased 25.7% and decreased 8.4% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase for the three months ended June 30, 2022 is driven by higher volumes primarily driven by COVID-related shutdowns in India in the prior period and the impact of favorable product price/mix, partially offset by the impact of foreign currency. The decrease for the six months ended June 30, 2022 is primarily driven by the sale of Whirlpool China and lower volumes, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales increased 30.5% and decreased 5.3% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
EBIT
EBIT increased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily due to higher volumes in the second quarter and favorable product price/mix, partially offset by cost inflation. EBIT margin was 6.8% and 5.8% for the three and six months ended June 30, 2022 compared to 1.7% and 3.8% for the same periods in 2021.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2022	As a % of Net Sales	2021	As a % of Net Sales	2022	As a % of Net Sales	2021	As a % of Net Sales
North America	$209	7.1%	$212	7.0%	$369	6.4%	$387	6.4%
EMEA	98	9.6	129	10.3	193	9.2	262	10.8
Latin America	68	8.6	62	8.1	132	8.5	122	8.2
Asia	33	9.7	38	14.2	65	10.4	93	13.7
Corporate/other	53	—	68	—	78	—	138	—
Consolidated	$461	9.0%	$509	9.6%	$837	8.4%	$1,002	9.4%
Consolidated selling, general and administrative expenses decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease for the three months ended June 30, 2022 is primarily driven by decreased marketing investments and benefits of prior restructuring actions. The decrease for the six months ended June 30, 2022 is primarily driven by a gain from a sale-leaseback transaction, divestiture of businesses and benefits of prior restructuring actions.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $5 million and $10 million for the three and six months ended June 30, 2022, respectively compared to $8 million and $28 million for the same periods in 2021. For the full year 2022, we expect to incur less than $50 million of restructuring charges.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.

Impairment of Goodwill and Other Intangibles
We recorded an impairment loss of $384 million related to goodwill ($278 million) and other intangibles ($106 million) for the three and six months ended June 30, 2022 related to the EMEA reporting unit, Indesit and Hotpoint* trademarks, respectively.
The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict resulting in economic uncertainty in the EMEA region, the pending divestiture of our Russia operations and other macroeconomic factors.
For additional information, see Note 10 and 16 of the Consolidated Condensed Financial Statements and the Other Information section below.
(Gain) Loss on Disposal of Businesses
We incurred a loss of $346 million for the three and six months ended June 30, 2022 related to charges on the pending sale of the Russia business.
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

Interest and Sundry (Income) Expense
Interest and sundry income decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to the impact of foreign currency and the recognition of tax credits in the Latin America region in the prior period.
Interest Expense
Interest expense decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease is primarily driven by reduction in overall debt.
Income Taxes
Income tax expense was $37 million and $143 million for the three and six months ended June 30, 2022 compared to income tax expense of $94 million and $253 million in the same periods of 2021. For the three and six months ended June 30, 2022, the changes in the effective tax rate from the prior period include overall lower level of earnings, impact of non deductible goodwill impairments, audits and settlements, prior year divestiture, and legal entity restructuring tax impacts.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2021.
Our Maytag trademark continues to be at risk at June 30, 2022. Indesit and Hotpoint* intangibles in the EMEA reporting unit are recorded at fair value and consequently future impairments could result if we experience further deterioration in business performance results or if there is a significant change in other qualitative or quantitative factors, including an increase in discount rates, a decrease in forecasted revenues or decrease in royalty rates.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Goodwill and Indefinite-Lived Intangible Assets
EMEA goodwill was fully impaired during the second quarter of 2022, Goodwill in our other reporting units is not presently at risk for future impairment.
In performing the quantitative assessment of indefinite-lived intangible assets, Indesit and Hotpoint* trademarks, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.
We performed a sensitivity analysis on our remaining estimated fair values noting a 10% reduction of forecasted revenues in the Indesit and Hotpoint* trademarks would have resulted in an impairment charge of approximately $92 million and $50 million, respectively.
We used a royalty rate of 3% and 3.5% for our Indesit and Hotpoint* trademarks, respectively. We performed a sensitivity analysis on our estimated fair values for Indesit and Hotpoint* noting a 100 basis point reduction of the royalty rates from each trademark would have resulted in an impairment charge of approximately $107 million and $73 million, respectively.
We used a discount rate of 19.0% for both Indesit and Hotpoint*, respectively. We performed a sensitivity analysis on our estimated fair values for Indesit and Hotpoint* noting a 100 basis point increase in the discount rate would have resulted in an impairment charge of approximately $72 million and $39 million, respectively.
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
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending and returns to shareholders. We currently have $248 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand. In the second quarter of 2022, we completed an offering of $300 million in aggregate principal amount of 4.700% Senior Notes due 2032, the net proceeds of which were used to pay off $300 million in maturing debt on June 1, 2022.
We monitor the credit ratings and market indicators of credit risk of our lending, depository, derivative counterparty banks, and customers regularly, and take certain actions to manage credit risk. We diversify our deposits and investments in short-term cash equivalents to limit the concentration of exposure by counterparty.

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.6 billion at June 30, 2022, the majority of which was held in the United States. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At June 30, 2022, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (3.2%), Mexico (1.7%), India (1.3%) and Brazil (1.1%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Italy and Brazil, which represented 1.4% and 1.3%, respectively. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility. There were no amounts borrowed on the facility during the six months ended June 30, 2022.
We were in compliance with our interest coverage ratio under the revolving credit facility as of June 30, 2022. We closely monitor our ability to meet this covenant in future periods and expect to continue to be in compliance.

At June 30, 2022, we had aggregate borrowing capacity of approximately $3.7 billion on our committed credit facilities, consisting of $3.5 billion under the revolving credit facility and approximately $204 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At June 30, 2022, we have no notes payable under the revolving credit facility. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material effect from customer insolvencies during the three months ended June 30, 2022, nor do we have immediate visibility into customer insolvency situations materializing in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 7 to the Consolidated Condensed Financial Statements.
Other matters
As announced on April 25, 2022, we continue conducting a portfolio review focused on accelerating our transformation towards higher margin and higher growth businesses. This review includes a strategic assessment of our EMEA business and we expect to conclude such assessment by the end of the third quarter of 2022.
Share Repurchase Program
For additional information about our share repurchase program, see Note 11 to the Consolidated Condensed Financial Statements.
Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$(180)	$646
Investing activities	(142)	(279)
Financing activities	(1,022)	(332)
Effect of exchange rate changes	12	(1)
Less: decrease in cash classified as held for sale	(70)	—
Net change in cash, cash equivalents and restricted cash	$(1,402)	$34
Cash Flows from Operating Activities
More cash was used in operating activities during the six months ended June 30, 2022 compared to the same period in 2021. The decrease in cash provided by operating activities was primarily driven by lower cash earnings and unfavorable changes in working capital. The working capital change was primarily driven by increased inventory due to higher input costs and higher levels of cash payments due to elevated accounts payable driven by cost inflation, partially offset by a decrease in accounts receivable as a result of lower sales volumes.

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
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2022 decreased compared to the same period in 2021 primarily due to cash held by divested businesses, partially offset by proceeds from sale of assets and businesses, in prior year.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2022 increased by $690 million compared to the same period in 2021, which primarily reflects increased share repurchases and an increase in the dividend compared to the same prior-year period.
Financing Arrangements
The Company had total committed credit facilities of approximately $3.7 billion at June 30, 2022. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at June 30, 2022 or December 31, 2021, respectively.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.
Dividends
In February 2022, our Board of Directors approved a 25.0% increase in our quarterly dividend on our common stock to $1.75 per share from $1.40 per share representing the 10th consecutive year of increased dividends.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At June 30, 2022, we had approximately $335 million outstanding under these agreements.
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
We believe that these non-GAAP measures provide meaningful information to assist investors and stockholders in understanding our financial results and assessing our prospects for future performance, and reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP financial measures, provide a more complete understanding of our business. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for reported net earnings (loss) available to Whirlpool, net sales, net earnings (loss) as a percentage of net sales (net earnings margin), net earnings (loss) per diluted share and cash provided by (used in) operating activities, the most directly comparable GAAP financial measures. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (loss) available to Whirlpool (1)	$(371)	$581	$(58)	$1,014
Net earnings (loss) available to noncontrolling interests	3	(1)	6	6
Income tax expense (benefit)	37	94	143	253
Interest expense	45	45	86	90
Earnings before interest & taxes	$(286)	$719	$177	$1,363
Restructuring expense (a)	—	8	—	28
Impairment of goodwill and other intangibles (b)	384	—	384	—
Impact of M&A transactions (c)	363	(120)	363	(120)
Ongoing EBIT(2)	$461	$607	$924	$1,271
(1)Net earnings (loss) margin is approximately (7.3)% and (0.6)% for the three and six months ended June 30, 2022, respectively, compared to 10.9% and 9.5% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and six months ended June 30, 2022 and June 30, 2021, respectively.
(2)Ongoing EBIT margin is approximately 9.0% and 9.2% for the three and six months ended June 30, 2022, respectively, compared to 11.4% and 11.9% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Earnings Per Diluted Share	Three Months Ended June 30,
	2022	2021
Earnings per diluted share	$(6.62)	$9.15
Restructuring expense (a)	—	0.13
Impairment of goodwill and other intangibles (b)	6.86	—
Impact of M&A transactions (c)	6.49	(1.89)
Income tax impact	(2.51)	0.44
Normalized tax rate adjustment (d)	1.78	(1.19)
Share count adjustment (e)	(0.03)	$—
Ongoing earnings per diluted share	$5.97	$6.64

Throughout 2021 and comparable periods, the Company defined adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Starting in 2022, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures. Adjusted free cash flow of $769 million for the second quarter of 2021 has been restated to $462 million free cash flow measure to conform with current year presentation.

Free Cash Flow (FCF) Reconciliation: in millions	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
		As adjusted
Cash provided by (used in) operating activities	$(180)	$646
Capital expenditures	(217)	(184)
Free cash flow	$(397)	$462

Cash provided by (used in) investing activities	$(142)	$(279)
Cash provided by (used in) financing activities	$(1,022)	$(332)

Adjusted Free Cash Flow (FCF) Reconciliation: in millions		Six Months Ended June 30,
		2021
Cash provided by (used in) operating activities		$646
Capital expenditures		(184)
Proceeds from sale of assets and business		298
Change in restricted cash		9
Adjusted free cash flow		$769

Cash provided by (used in) investing activities		$(279)
Cash provided by (used in) financing activities		$(332)
Footnotes
(a) Restructuring expense - In 2022, and moving forward, we will only exclude restructuring actions greater than $50 million from our ongoing results. In 2021, these costs were primarily related to actions that right-size and reduce the fixed cost structure of our EMEA business and other centralized functions.
(b) Impairment of goodwill and other intangibles - The carrying value of the EMEA reporting unit and Indesit and Hotpoint* trademarks exceeded their fair values resulting in an impairment charge of $384 million during the second quarter of 2022. For additional information see Note 16 to the Consolidated Condensed Financial Statements.
(c) Impact of M&A transactions - During the second quarter of 2022, we entered into an agreement to sell our Russia business. We classified this disposal group as held for sale and recorded an impairment loss of $346 million for the write-down of the net assets to their fair value. See Note 15 to the Consolidated Condensed Financial Statements for additional information. Additionally, we incurred unique transaction related costs of $17 million related to portfolio transformation and EMEA strategic assessment expenses. These transaction costs are recorded in Selling, general and administrative expenses on our Consolidated Condensed Statement of Comprehensive Income (Loss).
(d) Normalized tax rate adjustment - During the second quarter of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of 18.8% to reconcile to our anticipated full-year ongoing effective tax rate between 21.0% and 23.0%, which excludes the impacts of the non-tax deductible loss on sale of the Russia business of $346 million and impairment of goodwill of $278 million. During the second quarter of 2021, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0%, to reconcile to our anticipated full-year ongoing 2021 effective tax rate between 24% and 26%, which excludes the gain on sale and disposal of businesses.

(e) Share count adjustment - During the second quarter of 2022, the Net earnings (loss) available to Whirlpool was a loss. Consequently any increases in the number of shares within the denominator results in a lower loss per share and is therefore antidilutive. As a result, the shares are not included in the Company's ongoing earnings per diluted share calculation.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate at our anticipated 2022 full-year adjusted tax rate between 21.0% and 23.0%. We currently estimate earnings per diluted share for 2022 to be within the following ranges:

2022
Current Outlook
Estimated earnings per diluted share, for the year ending December 31, 2022	$22.00 - $24.00

Industry Demand
North America	(7) - (5)%
EMEA	(5) - (3)%
Latin America	(4) - (2)%
Asia	5-6%
For the full-year 2022, we expect to generate cash from operating activities of approximately $1.85 billion and free cash flow of approximately $1.25 billion, including restructuring cash outlays of approximately $50 million and capital expenditures of approximately $600 million.
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

Millions of dollars	2022
Current Outlook
Cash provided by (used in) operating activities (1)	$1,850
Capital expenditures	(600)
Free cash flow	$1,250
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
Whirlpool also filed a safeguard petition in May 2017 to address our concerns that Samsung and LG were evading U.S. trade laws by moving production from countries covered by antidumping orders. A safeguard remedy went into effect in February 2018, implementing tariffs on finished large residential washers and certain covered parts for three years. In January 2021, the remedy was extended for two years until February 2023. During the fifth year of the remedy, beginning February 7, 2022, the remedy imposes a 14% tariff on the first 1.2 million large residential washers imported into the United States (under tariff) and a 30% tariff on such imports in excess of 1.2 million, and also imposes a 30% tariff on washer tub, drum, and cabinet imports in excess of 110,000. Consistent with modifications to the order approved in 2020, the 1.2 million under tariff is allocated by quarter (300,000 large residential washers per quarter). We cannot speculate on the modification's impact in future quarters, which will depend on Samsung and LG's U.S. production capabilities and import plans.
These orders are subject to administrative reviews, possible appeals, and other potential modifications.
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
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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

We have sales and distribution operations in Ukraine, and sales, manufacturing and distribution operations in Russia. On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş.(“Arcelik”) to sell our Russian business to Arcelik for contingent consideration. See Note 15 for additional information on the transaction, and see Note 10 and Note 16 for information on goodwill and intangible impairment charges that were related in part to the pending sale of our Russia business, among other factors. We expect the transaction to close in the third quarter of 2022. We continue to closely monitor the impact of the ongoing conflict in Ukraine on all aspects of our operations, including most importantly, the safety and security of our employees in the region.

The United States, European Union and others continue to announce export controls and targeted economic sanctions on Russia and Russian persons, to which Russia has proposed, and in some cases implemented, counter-measures. The impact of the conflict in Ukraine and resulting sanctions and export controls, include, but are not limited to, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system; operational risk to our sales and distribution operations in Ukraine and other European countries, and our sales, manufacturing and distribution operations in Russia, including supply chain and logistics disruptions; and reductions in consumer and trade customer demand.

We may also experience potential additional impacts in the future, including negative impact to our reputation and brand image; trade customer financial restructuring or insolvency; physical damage to or the disruption or complete loss of, one or more of our manufacturing or distribution operations; cybersecurity incidents; and additional future impairment of certain tangible or intangible assets in EMEA operating segment.

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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the six months ended June 30, 2022, we repurchased approximately 4.4 million shares under these share repurchase programs at an aggregate price of approximately $833 million. At June 30, 2022, there were approximately $2.7 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended June 30, 2022:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2022 through April 30, 2022	432,623	$176	432,623	$2,881
May 1, 2022 through May 31, 2022	684,700	175	684,700	2,762
June 1, 2022 through June 30, 2022	603,300	173	603,300	2,657
Total	1,720,623	$174	1,720,623
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 4.1
Certificate of Designated Officers of Whirlpool Corporation, dated May 4, 2022 [Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (Commission file number 1-3932) filed on May 4, 2022]

Exhibit 10.1
Fifth Amended and Restated Long Term Credit Agreement dated as of May 3, 2022 among Whirlpool Corporation, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents

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

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	July 26, 2022