Form 10-Q
period 2022-09-30
WHIRLPOOL CORP /DE/
filed 2022-10-21
CIK 106640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________
FORM 10-Q
  ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of common stock	Shares outstanding at October 14, 2022
Common stock, par value $1.00 per share	54,478,354

WHIRLPOOL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
Three and nine months ended September 30, 2022

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

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Net sales	$4,784	$5,488	$14,801	$16,170
Expenses
Cost of products sold	4,104	4,380	12,373	12,823
Gross margin	680	1,108	2,428	3,347
Selling, general and administrative	446	524	1,283	1,526
Intangible amortization	8	10	24	37
Restructuring costs	3	7	13	35
Impairment of goodwill and other intangibles	—	—	384	—
(Gain) loss on sale and disposal of businesses	2	15	348	(105)
Operating profit	221	552	376	1,854
Other (income) expense
Interest and sundry (income) expense	(19)	(78)	(45)	(139)
Interest expense	40	44	126	134
Earnings (loss) before income taxes	200	586	295	1,859
Income tax expense (benefit)	53	100	196	353
Equity method investment income (loss), net of tax	(2)	—	(6)	—
Net earnings (loss)	145	486	93	1,506
Less: Net earnings (loss) available to noncontrolling interests	2	15	8	21
Net earnings (loss) available to Whirlpool	$143	$471	$85	$1,485
Per share of common stock
Basic net earnings (loss) available to Whirlpool	$2.61	$7.56	$1.52	$23.67
Diluted net earnings (loss) available to Whirlpool	$2.60	$7.51	$1.51	$23.47
Dividends declared	$1.75	$1.40	$5.25	$4.05
Weighted-average shares outstanding (in millions)
Basic	54.7	62.2	56.3	62.7
Diluted	55.0	62.7	56.7	63.2

Comprehensive income (loss)	$296	$532	$511	$1,905
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Millions of dollars, except share data)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,794	$3,044
Accounts receivable, net of allowance of $83 and $98, respectively	2,410	3,100
Inventories	2,884	2,717
Prepaid and other current assets	831	834
Total current assets	7,919	9,695
Property, net of accumulated depreciation of $6,397 and $6,619, respectively	2,569	2,805
Right of use assets	833	946
Goodwill	2,177	2,485
Other intangibles, net of accumulated amortization of $520 and $522, respectively	1,800	1,981
Deferred income taxes	1,741	1,920
Other noncurrent assets	472	453
Total assets	$17,511	$20,285
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,445	$5,413
Accrued expenses	580	609
Accrued advertising and promotions	692	854
Employee compensation	240	576
Notes payable	8	10
Current maturities of long-term debt	248	298
Other current liabilities	596	750
Total current liabilities	6,809	8,510
Noncurrent liabilities
Long-term debt	4,722	4,929
Pension benefits	273	378
Postretirement benefits	132	142
Lease liabilities	699	794
Other noncurrent liabilities	525	519
Total noncurrent liabilities	6,351	6,762
Stockholders' equity
Common stock, $1 par value, 250 million shares authorized, 114 million and 114 million shares issued, respectively, and 54 million and 59 million shares outstanding, respectively	114	114
Additional paid-in capital	3,053	3,025
Retained earnings	9,960	10,170
Accumulated other comprehensive loss	(1,939)	(2,357)
Treasury stock, 60 million and 55 million shares, respectively	(7,010)	(6,106)
Total Whirlpool stockholders' equity	4,178	4,846
Noncontrolling interests	173	167
Total stockholders' equity	4,351	5,013
Total liabilities and stockholders' equity	$17,511	$20,285

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

WHIRLPOOL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30
(Millions of dollars)

	Nine Months Ended
	2022	2021
Operating activities
Net earnings (loss)	$93	$1,506
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	344	378
Impairment of goodwill and other intangibles	384	—
(Gain) loss on sale and disposal of businesses	348	(105)
(Gain) loss on previously held equity interest	—	(42)
Changes in assets and liabilities:
Accounts receivable	510	(289)
Inventories	(359)	(785)
Accounts payable	(745)	617
Accrued advertising and promotions	(114)	20
Accrued expenses and current liabilities	22	207
Taxes deferred and payable, net	(10)	50
Accrued pension and postretirement benefits	(81)	(89)
Employee compensation	(297)	10
Other	215	(184)
Cash provided by (used in) operating activities	310	1,294
Investing activities
Capital expenditures	(334)	(306)
Proceeds from sale of assets and businesses	76	299
Acquisition of businesses, net of cash acquired	—	(46)
Cash held by divested businesses	(75)	(393)
Cash provided by (used in) investing activities	(333)	(446)
Financing activities
Net proceeds from borrowings of long-term debt	300	300
Net proceeds (repayments) of long-term debt	(300)	(300)
Net proceeds (repayments) from short-term borrowings	—	1
Dividends paid	(295)	(253)
Repurchase of common stock	(903)	(641)
Common stock issued	3	76
Other	—	(39)
Cash provided by (used in) financing activities	(1,195)	(856)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(51)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,250)	(59)
Cash, cash equivalents and restricted cash at beginning of year	3,044	2,934
Cash, cash equivalents and restricted cash at end of period	$1,794	$2,875

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
Risks and Uncertainties
During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the EMEA region and around the world. While we continued experiencing some of this disruption during the quarter, the duration and severity of the effects on our business and the global economy are inherently unpredictable. We continue to closely monitor the ongoing conflict which could materially impact our financial results in the future. We have some sales and distribution operations in Ukraine, however, the revenues and net assets are not material to our EMEA operating segment and consolidated results.
On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş. (“Arcelik”) to sell our Russian business to Arcelik for contingent consideration. The sale of the Russian business was completed on August 31, 2022. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Furthermore, COVID-19 and subsequent macroeconomic volatility continue to impact countries across the world, and the duration and severity of the effects are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future.

The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at September 30, 2022. These estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and the allowance for expected credit losses and bad debt. Events and changes in circumstances arising after October 21, 2022, including those resulting from the impacts of COVID-19 as well as the ongoing conflict in Ukraine, will be reflected in management’s estimates for future periods.

Goodwill and indefinite-lived intangible assets
We continue to monitor the significant global economic uncertainty to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Indesit, Hotpoint* and Maytag trademarks continue to be at risk at September 30, 2022.

The potential impact of demand disruptions, production impacts or supply constraints along with a number of other factors could negatively effect revenues for the Indesit, Hotpoint* and Maytag trademarks, but we remain committed to the strategic actions necessary to realize the long-term forecasted revenues and profitability of these trademarks. A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance for our Indesit, Hotpoint* or Maytag trademarks, among other factors, as a result of the COVID-19 pandemic, other macroeconomic factors or other unforeseen events could result in an impairment charge in future periods which could have a material adverse effect on our financial statements.

As a result of our analysis, and in consideration of the totality of events and circumstances, there were no triggering events of impairment identified during the third quarter of 2022. The goodwill in our reporting units or other indefinite-lived intangible assets are not presently at risk for future impairment.

During the second quarter of 2022, triggering events of impairment were identified for EMEA goodwill and Indesit and Hotpoint* trademarks and impairment charges were recorded. For additional information, see Note 10 and 16 to the Consolidated Condensed Financial Statements.
Income taxes
Under U.S. GAAP, the Company calculates its quarterly tax provision based on an estimated effective tax rate for the year and then adjusts this amount by certain discrete items each quarter. Potential changing and volatile macro-economic conditions could cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. In addition, potential future economic deterioration brought on by the pandemic, ongoing conflict in Ukraine, and related sanctions or other factors, such as potential sales of businesses and changes in tax rates may negatively impact the realizability and/or valuation of certain deferred tax assets.
Other Accounting Matters
Synthetic lease arrangements
We have a number of synthetic lease arrangements with financial institutions for non-core properties. The leases contain provisions for options to purchase, extend the original term for additional periods or return the property. As of September 30, 2022 and December 31, 2021, these arrangements include residual value guarantees of up to approximately $356 million and $264 million, respectively, that could potentially come due in future periods. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
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
We have no economic interest in the sale of these receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under these programs are recorded in accounts payable on our Consolidated Condensed Balance Sheets. Approximately $1.0 billion have been issued to participating financial institutions as of September 30, 2022 and $1.4 billion as of December 31, 2021, respectively.
A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the programs. We do not believe such risk would have a material impact on our working capital or cash flows.
Equity Method Investments
Whirlpool holds an equity interest of 20% in Whirlpool (China) Co., Ltd. (Whirlpool China), an entity which was previously controlled by the Company. The following tables summarize balances and transactions with Whirlpool China and its subsidiaries during the periods presented.

Millions of dollars		September 30, 2022	December 31, 2021
Other noncurrent assets	Carrying value of equity interest	$201	$206
Accounts payable	Outstanding amounts due	$112	$137

Millions of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Purchases from Whirlpool China	$95	$86	$316	$152
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

Elica PB India is a VIE for which the Company is the primary beneficiary. The carrying amount of customer relationships, which are included in Other intangible assets, net of accumulated amortization, amounts to $32 million as of September 30, 2022 and $36 million as of December 31, 2021, respectively.
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
In September 2022, the FASB issued Update 2022-04, "Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". The update was issued in response to requests from financial statement users for increased transparency surrounding the use of supplier finance programs. The amendments in Update 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this Update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Major product categories:
Laundry	$1,187	$1,498	$3,807	$4,447
Refrigeration	1,560	1,762	4,821	5,016
Cooking	1,234	1,348	3,762	4,097
Dishwashing	469	479	1,384	1,403
Total major product category net sales	$4,450	$5,087	$13,774	$14,963
Spare parts and warranties	225	302	695	860
Other	109	99	332	347
Total net sales	$4,784	$5,488	$14,801	$16,170
The impact to revenue related to prior period performance obligations is less than 1% of global consolidated revenues for the three and nine months ended September 30, 2022.

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
The following table summarizes our allowance for expected credit losses and bad debt by operating segment for the nine months ended September 30, 2022:

Millions of dollars	December 31, 2021	Charged to Earnings	Write-offs	Foreign Currency	Other (1)	September 30, 2022
Accounts receivable allowance
North America	$7	$(1)	$—	$—	$—	$6
EMEA	45	5	(1)	(1)	(15)	33
Latin America	43	1	(4)	1	—	41
Asia	3	—	—	—	—	3
Consolidated	$98	$5	$(5)	$—	$(15)	$83
Financing receivable allowance
Latin America	$25	$—	$—	$1	$—	$26
	$25	$—	$—	$1	$—	$26
Consolidated	$123	$5	$(5)	$1	$(15)	$109
(1) Accounts receivable allowance of our Russian operations which was previously classified under accounts receivable has been removed as part of the deconsolidation of the Russian operations. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
We recorded an immaterial amount of bad debt expense for the periods ended September 30, 2022 and December 31, 2021, respectively.

(3)    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within our Consolidated Condensed Statements of Cash Flows:

	September 30,
Millions of dollars	2022	2021
Cash and cash equivalents as presented in our Consolidated Condensed Balance Sheets	$1,794	$2,875
Cash, cash equivalents and restricted cash as presented in our Consolidated Condensed Statements of Cash Flows	$1,794	$2,875

	December 31,
Millions of dollars	2021	2020
Cash and cash equivalents as presented in our Consolidated Balance Sheets	$3,044	$2,924
Restricted cash included in prepaid and other current assets	—	10
Cash, cash equivalents and restricted cash as presented in our Consolidated Statements of Cash Flows	$3,044	$2,934

(4)    INVENTORIES
The following table summarizes our inventories at September 30, 2022 and December 31, 2021:

Millions of dollars	September 30, 2022	December 31, 2021
Finished products	$2,204	$1,958
Raw materials and work in process	680	759
Total Inventories	$2,884	$2,717
(5)    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment at September 30, 2022 and December 31, 2021:

Millions of dollars	September 30, 2022	December 31, 2021
Land	$67	$84
Buildings	1,157	1,249
Machinery and equipment	7,742	8,091
Accumulated depreciation	(6,397)	(6,619)
Property, plant and equipment, net (1)	$2,569	$2,805
(1) Property, plant and equipment with a net book value of $141 million associated with our Russian business has been removed as part of the deconsolidation of the Russian operations. For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
During the nine months ended September 30, 2022, we disposed of land, buildings, machinery and equipment with a net book value of $21 million, compared to $10 million in the same period of 2021. The net gain on the disposals is $55 million for the nine months ended September 30, 2022 was primarily driven by a sale-leaseback transaction. The net gain on the disposals was not material for the same period of 2021.
For additional information see Note 1 to the Consolidated Condensed Financial Statements.

(6)    FINANCING ARRANGEMENTS
Term Loan Agreement
On September 23, 2022, Whirlpool Corporation (the “Company”) entered into a Term Loan Agreement by and among the Company, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and Syndication Agent and as lender, and certain other financial institutions as lenders. SMBC, BNP Paribas, ING Bank N.V., Dublin Branch, Mizuho Bank, Ltd., and Societe Generale acted as Joint Lead Arrangers and Syndication Agents; The Bank of Nova Scotia and Bank of China, Chicago Branch acted as Documentation Agents; and SMBC acted as Sole Bookrunner for the Term Loan Agreement. The Term Loan Agreement provides for an aggregate lender commitment of $2.5 billion. The Company expects to utilize proceeds from the term loan facility on a delayed draw basis to fund a majority of the $3.0 billion purchase price consideration for the Company’s acquisition from Emerson Corporation (“Emerson”) of Emerson’s InSinkErator business, as set forth in the Asset and Stock Purchase Agreement between Whirlpool and Emerson dated as of August 7, 2022 (the “Acquisition Agreement”).

The Term Loan Agreement has a commitment termination date of May 7, 2023, which may be extended by the Company for up to two consecutive three-month periods if the acquisition has not closed by that time and if the “End Date” (as defined in the Acquisition Agreement) is extended for such periods. The term loan facility is divided into two tranches: a $1 billion tranche with a maturity date 18 months following the date that funds are borrowed, and a $1.5 billion tranche with a maturity date three years following the date that funds are borrowed.

The interest and fee rates payable with respect to the term loan facility based on the Company's current debt rating are as follows: (1) the spread over SOFR for the 18-month tranche is 0.75%; (2) the spread over SOFR for the three-year tranche is 1.00%; (3) the spread over prime for both tranches is zero; and (4) the ticking fee for both tranches is 0.10%, as of the date hereof.

The Term Loan Agreement contains customary covenants and warranties including, among other things, a rolling twelve month interest coverage ratio required to be greater than or equal to 3.0 to 1.0 for each fiscal quarter. In addition, the covenants limit the Company's ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level.
The Company expects to utilize proceeds from the term loan facility on a delayed draw basis and had no borrowings outstanding for this term loan agreement at September 30, 2022
Debt Offering

On May 4, 2022, the Company completed its offering of $300 million in principal amount of 4.700% Senior Notes due 2032 (the “2032 Notes”), in a public offering pursuant to a registration statement on Form S-3 (File No. 333-255372). The 2032 Notes were issued under an indenture (the “Indenture”), dated March 20, 2000, between the Company, as issuer, and U.S. Bank National Association (as successor to Citibank, N.A.), as trustee. The sale of the 2032 Notes was made pursuant to the terms of an Underwriting Agreement, dated May 2, 2022 (the “Underwriting Agreement”), among the Company, as issuer, and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Mizuho Securities USA LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters in connection with the offering and sales of the 2032 Notes. The 2032 Notes contain covenants that limit the Company's ability to incur certain liens or enter into certain sale and lease-back transactions. In addition, if we experience a specific kind of change of control, we are required to make an offer to purchase all of the notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest. The Company used the net proceeds from the sale of the 2032 Notes to redeem $300 million aggregate principal amount of 4.700% Notes which were paid on June 1, 2022.

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
Credit Facilities
On May 3, 2022, the Company entered into a Fifth Amended and Restated Long-Term Credit Agreement (the “Amended Long-Term Facility”) by and among the Company, certain other borrowers, the lenders referred to therein, JPMorgan Chase Bank, N.A. as Administrative Agent, and Citibank, N.A., as Syndication Agent. BNP Paribas, Mizuho Bank, Ltd. and Wells Fargo Bank, National Association acted as Documentation Agents. JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Citibank, N.A., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC acted as Joint Lead Arrangers and Joint Bookrunners for the Amended Long-Term Facility. Consistent with the Company’s prior credit agreement, the Amended Long-Term Facility provides an aggregate borrowing capacity of $3.5 billion.

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

The Amended Long-Term Facility contains customary covenants and warranties, such as, among other things, a rolling four quarter interest coverage ratio required to be greater than or equal to 3.0 as of the end of each fiscal quarter. The Amended Long-Term Facility removes the second financial covenant, a debt-to-capitalization ratio, that was in the Company’s prior credit agreement. The Amended Long-Term Facility also includes limitations on the Company’s ability to (or to permit any subsidiaries to), subject to various exceptions and limitations: (i) merge with other companies; (ii) create liens on its property; and (iii) incur debt at the subsidiary level. Many of the lenders have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services, or other services for Whirlpool Corporation and its subsidiaries, for which they have received, and may in the future receive, customary compensation and expense reimbursement. We were in compliance with our interest coverage ratio under the revolving credit facility as of September 30, 2022.
In addition to the committed $3.5 billion Amended Long-Term Facility and the $2.5 billion Delayed Draw Term Loan Agreement, we have committed credit facilities in Brazil and India. These committed credit facilities provide borrowings up to approximately $197 million at September 30, 2022 and $193 million at December 31, 2021, based on exchange rates then in effect, respectively. These committed credit facilities have maturities that run through 2023.
We had no borrowings outstanding under the committed credit facilities at September 30, 2022 and December 31, 2021, respectively.
Notes Payable
Notes payable, which consist of short-term borrowings payable to banks or commercial paper, are generally used to fund working capital requirements. The fair value of our notes payable approximates the carrying amount due to the short maturity of these obligations.
The following table summarizes the carrying value of notes payable at September 30, 2022 and December 31, 2021:

Millions of dollars	September 30, 2022	December 31, 2021
Short-term borrowings due to banks	8	10
Total notes payable	$8	$10
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
Certain arrangements include servicing of transferred receivables by Whirlpool. During the nine months ended September 30, 2022 and nine months ended September 30, 2021, no amounts were received from the sales of accounts receivable under these arrangements. Outstanding accounts receivable transferred under arrangements where the Company continues to service the transferred asset were not material as of September 30, 2022 and December 31, 2021, respectively.
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
Our Brazilian operations have received tax assessments for income and social contribution taxes associated with certain monetized BEFIEX credits. We do not believe BEFIEX credits are subject to income or social contribution taxes. We believe these tax assessments are without merit and are vigorously defending our positions. We have not provided for income or social contribution taxes on these BEFIEX credits, and based on the opinions of tax and legal advisors, we have not accrued any amount related to these assessments at September 30, 2022. The total amount of outstanding tax assessments received for income and social contribution taxes relating to the BEFIEX credits, including interest and penalties, is approximately 2.1 billion Brazilian reais (approximately $390 million at September 30, 2022).
Relying on existing Brazilian legal precedent, in 2003 and 2004, we recognized tax credits in an aggregate amount of $26 million, adjusted for currency, on the purchase of raw materials used in production ("IPI tax credits"). The Brazilian tax authority subsequently challenged the recording of IPI tax credits. No such credits have been recognized since 2004. In 2009, we entered into a Brazilian government program ("IPI Amnesty") which provided extended payment terms and reduced penalties and interest to encourage taxpayers to resolve this and certain other disputed tax credit amounts. As permitted by the program, we elected to settle certain debts through the use of other existing tax credits and recorded charges of approximately $34 million in 2009 associated with these matters. In July 2012, the Brazilian revenue authority notified us that a portion of our proposed settlement was rejected and we received tax assessments of 269 million Brazilian reais (approximately $50 million at September 30, 2022), reflecting interest and penalties to date. We believe these tax assessments are without merit and we are vigorously defending our position. The government's assessment in this case relies heavily on its arguments regarding taxability of BEFIEX credits for certain years, which we are disputing in one of the BEFIEX government assessment cases cited in the prior paragraph. Because the IPI Amnesty case is moving faster than the BEFIEX taxability case, we could be required to pay the IPI Amnesty assessment before obtaining a final decision in the BEFIEX taxability case.
We have received tax assessments from the Brazilian federal tax authorities relating to amounts allegedly due regarding unemployment/social security insurance taxes (PIS/COFINS) for tax credits recognized since 2007. These credits were recognized for inputs to certain manufacturing and other business processes. These assessments are being challenged at the administrative and judicial levels in Brazil. The total amount of outstanding tax assessments received for credits recognized for PIS/COFINS inputs is approximately 320 million Brazilian reais (approximately $59 million at September 30, 2022). We believe these tax assessments are without merit and are vigorously defending our positions. Based on the opinion of our tax and legal advisors, we have not accrued any amount related to these assessments.
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
Grenfell Tower
On June 23, 2017, London's Metropolitan Police Service released a statement that it had identified a Hotpoint–branded refrigerator as the initial source of the Grenfell Tower fire in West London. U.K. authorities are conducting investigations, including regarding the cause and spread of the fire. The model in question was manufactured by Indesit Company between 2006 and 2009, prior to Whirlpool's acquisition of Indesit in 2014. We are fully cooperating with the investigating authorities. Whirlpool was named as a defendant in a product liability suit in Pennsylvania federal court related to this matter. The federal court dismissed the case with prejudice in September 2020 and the dismissal was affirmed on appeal in July 2022. In December 2020, lawsuits related to Grenfell Tower were filed in the U.K. against approximately 20 defendants, including Whirlpool Corporation and certain Whirlpool subsidiaries. Given the preliminary stage of the proceedings, we cannot speculate on their eventual outcomes or potential impact on our financial statements; accordingly, we have not recorded any significant charges as of September 30, 2022. Additional claims may be filed related to this incident.
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

Product Warranty and Legacy Product Corrective Action Reserves
Product warranty reserves are included in other current and other noncurrent liabilities in our Consolidated Condensed Balance Sheets. The following table summarizes the changes in total product warranty liability reserves for the periods presented:

	Product Warranty
Millions of dollars	2022	2021
Balance at January 1	$286	$273
Issuances/accruals during the period	171	258
Settlements made during the period/other	(222)	(220)
Balance at September 30	$235	$311

Current portion	$150	$211
Non-current portion	85	100
Total	$235	$311

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

As part of this process, we investigated incident reports associated with a particular component in certain Indesit-designed horizontal axis washers produced in EMEA. In January 2020, we commenced a product recall in the UK and Ireland for these EMEA-produced washers, for which the recall is ongoing. In the third quarter of 2019, we accrued approximately $105 million in estimated product warranty expense related to this matter. During the fourth quarters of 2021 and 2020, the Company released accruals of approximately $9 million and $30 million, respectively, related to this campaign. These adjustments were made based on the latest available data including take rate assumptions and unit population. These estimates are based on several assumptions which are inherently unpredictable and which we may need to materially revise in the future. Settlements related to this product recall are immaterial for the three and nine months ended September 30, 2022. The total settlements since the beginning of this campaign are approximately $62 million.
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
Guarantees
We have guarantee arrangements in a Brazilian subsidiary. For certain creditworthy customers, the subsidiary guarantees customer lines of credit at commercial banks to support purchases following its normal credit policies. If a customer were to default on its line of credit with the bank, our subsidiary would be required to assume the line of credit and satisfy the obligation with the bank. At September 30, 2022 and December 31, 2021, the guaranteed amounts totaled 0.8 billion Brazilian reais (approximately $149 million at September 30, 2022) and 1.2 billion Brazilian reais (approximately $212 million at December 31, 2021), respectively. The fair value of these guarantees were nominal at September 30, 2022 and December 31, 2021. Our subsidiary insures against a significant portion of this credit risk for these guarantees, under normal operating conditions, through policies purchased from high-quality underwriters.
We provide guarantees of indebtedness and lines of credit for various consolidated subsidiaries. The maximum contractual amount of indebtedness and lines of credit available under these lines for consolidated subsidiaries totaled approximately $2.7 billion at September 30, 2022 and $3.3 billion at December 31, 2021, respectively. Our total short-term outstanding bank indebtedness under guarantees was nominal at both September 30, 2022 and December 31, 2021.

(8)    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following table summarizes the components of net periodic pension cost and the cost of other postretirement benefits for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	20	20	4	4	1	1
Expected return on plan assets	(36)	(39)	(8)	(9)	—	—
Amortization:
Actuarial loss	14	17	2	4	—	—
Prior service credit	—	—	—	—	(12)	(12)
Settlement and curtailment (gain) loss	2	2	—	—	—	—
Net periodic benefit cost (credit)	$1	$1	$(1)	$—	$(11)	$(11)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Service cost	$2	$2	$3	$4	$—	$—
Interest cost	61	58	12	11	4	4
Expected return on plan assets	(109)	(118)	(24)	(26)	—	—
Amortization:
Actuarial loss	43	52	7	14	—	—
Prior service credit	—	—	—	—	(35)	(35)
Settlement and curtailment (gain) loss	1	5	1	—	—	—
Net periodic benefit cost (credit)	$(2)	$(1)	$(1)	$3	$(31)	$(31)
The following table summarizes the net periodic cost recognized in operating profit and interest and sundry (income) expense for the periods presented:

	Three Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Operating profit (loss)	$1	$1	$1	$1	$—	$—
Interest and sundry (income) expense	—	—	(2)	(1)	(11)	(11)
Net periodic benefit cost	$1	$1	$(1)	$—	$(11)	$(11)

	Nine Months Ended September 30,
	United States Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
Millions of dollars	2022	2021	2022	2021	2022	2021
Operating profit (loss)	$2	$2	$3	$4	$—	$—
Interest and sundry (income) expense	(4)	(3)	(4)	(1)	(31)	(31)
Net periodic benefit cost	$(2)	$(1)	$(1)	$3	$(31)	$(31)

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
We may enter into cross-currency interest rate swaps to manage our exposure relating to cross-currency debt. The notional amount of outstanding cross-currency interest rate swap agreements were $1.2 billion and $1.3 billion at September 30, 2022 and December 31, 2021, respectively.

We may enter into interest rate swap agreements to manage interest rate risk exposure. Our interest rate swap agreements, if any, effectively modify our exposure to interest rate risk, primarily through converting certain floating rate debt to a fixed rate basis, or certain fixed rate debt to a floating rate basis. These agreements involve either the receipt or payment of floating rate amounts in exchange for fixed rate interest payments or receipts, respectively, over the life of the agreements without an exchange of the underlying principal amounts. We may enter into swap rate lock agreements to effectively reduce our exposure to interest rate risk by locking in interest rates on probable long-term debt issuances. There were no interest rate swap agreements at September 30, 2022. Outstanding notional amounts of interest rate swap agreements were $300 million at December 31, 2021.
Net Investment Hedging
The following table summarizes our foreign currency denominated debt and foreign exchange forwards/options designated as net investment hedges at September 30, 2022 and December 31, 2021:

	Notional (Local)				Notional (USD)		Current Maturity
Instrument	2022		2021		2022	2021
Foreign exchange forwards/options	MXN	—	MXN	7,200	$—	$352	N/A
For instruments that are designated and qualify as a net investment hedge, the effective portion of the instruments' gain or loss is reported as a component of other comprehensive income (loss) and recorded in accumulated other comprehensive loss. The gain or loss will be subsequently reclassified into net earnings when the underlying net investment is either sold or substantially liquidated. The remaining change in fair value of the hedge instruments represents the ineffective portion, which is immediately recognized in interest and sundry (income) expense on our Consolidated Condensed Statements of Comprehensive Income (Loss). As of September 30, 2022 and December 31, 2021, there was no ineffectiveness on hedges designated as net investment hedges.
The following table summarizes our outstanding derivative contracts and their effects in our Consolidated Condensed Balance Sheets at September 30, 2022 and December 31, 2021:

			Fair Value of
	Notional Amount		Hedge Assets		Hedge Liabilities			Maximum Term (Months)
Millions of dollars	2022	2021	2022	2021	2022	2021		2022	2021
Derivatives accounted for as hedges(1)
Commodity swaps/options	$230	$297	$14	$40	$39	$13	(CF)	26	21
Foreign exchange forwards/options(2)	2,045	2,872	112	91	16	64	(CF/NI)	113	122
Cross-currency swaps	1,193	1,275	13	31	2	7	(CF)	77	86
Interest rate derivatives	—	300	—	—	—	14	(CF)	0	41
Total derivatives accounted for as hedges			$139	$162	$57	$98
Derivatives not accounted for as hedges
Commodity swaps/options	$1	$2	$—	$—	$—	$—	N/A	5	14
Foreign exchange forwards/options	3,362	2,240	52	20	28	18	N/A	11	12
Total derivatives not accounted for as hedges			52	20	28	18
Total derivatives			$191	$182	$85	$116

Current			$180	$170	$74	$93
Noncurrent			11	12	11	23
Total derivatives			$191	$182	$85	$116
(1)Derivatives accounted for as hedges are considered either cash flow (CF) or net investment (NI) hedges.
(2)Foreign exchange forwards/options have decreased due to repayment of intercompany loans.

The following tables summarize the effects of derivative instruments on our Consolidated Condensed Statements of Comprehensive Income (Loss) for the periods presented:

		Three Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion ) (2)
Millions of dollars		2022	2021
Cash flow hedges
Commodity swaps/options		$(20)	$9
Foreign exchange forwards/options		109	62
Cross-currency swaps		(61)	40
Interest rate derivatives		4	1
Net Investment hedges
Foreign currency		(8)	7
		24	119

		Three Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2022	2021
Commodity swaps/options	Cost of products sold	$5	$21
Foreign exchange forwards/options	Net sales	(1)	(2)
Foreign exchange forwards/options	Cost of products sold	(3)	(9)
Foreign exchange forwards/options	Interest and sundry (income) expense	66	14
Cross-currency swaps	Interest and sundry (income) expense	(62)	37
Interest rate derivatives	Interest expense	—	—
		5	61

		Three Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2022	2021
Foreign exchange forwards/options	Interest and sundry (income) expense	$6	$38
(3)Change in gain (loss) recognized in OCI (effective portion) for the three months ended September 30, 2022 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $8 million and $(14) million for the three months ended September 30, 2022 and 2021, respectively. The tax impact of the net investment hedges was $2 million and $(2) million for the three months ended September 30, 2022 and 2021, respectively.
(4)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the three months ended September 30, 2022 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

		Nine Months Ended September 30,
		Gain (Loss) Recognized in OCI (Effective Portion)(2)
Millions of dollars		2022	2021
Cash flow hedges
Commodity swaps/options		$(18)	$63
Foreign exchange		189	69
Cross-currency swaps		37	84
Interest rate derivatives		56	21
Net investment hedges
Foreign currency		(26)	4
		$238	$241

		Nine Months Ended September 30,
	Location of Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)	Gain (Loss) Reclassified from OCI into Earnings (Effective Portion)(3)
Cash Flow Hedges - Millions of dollars		2022	2021
Commodity swaps/options	Cost of products sold	$39	$50
Foreign exchange forwards/options	Net sales	—	—
Foreign exchange forwards/options	Cost of products sold	(19)	(3)
Foreign exchange forwards/options	Interest and sundry (income) expense	162	43
Cross-currency swaps	Interest and sundry (income) expense	53	88
		$235	$178

		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized on Derivatives not Accounted for as Hedges	Gain (Loss) Recognized on Derivatives not Accounted for as Hedges
Derivatives not Accounted for as Hedges - Millions of dollars		2022	2021
Foreign exchange forwards/options	Interest and sundry (income) expense	$1	$70
(5)Change in gain (loss) recognized in OCI (effective portion) for the nine months ended September 30, 2022 is primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year. The tax impact of the cash flow hedges was $9 million and $(20) million for the nine months ended September 30, 2022 and 2021, respectively. The tax impact of the net investment hedges was $6 million and $(1) million for the nine months ended September 30, 2022 and 2021, respectively.
(6)Change in gain (loss) reclassified from OCI into earnings (effective portion) for the nine months ended September 30, 2022 was primarily driven by fluctuations in currency and commodity prices and interest rates compared to prior year.

For cash flow hedges, the amount of ineffectiveness recognized in interest and sundry (income) expense was nominal for the periods ended September 30, 2022, and 2021. There were no hedges designated as fair value for the periods ended September 30, 2022, and 2021. The net amount of unrealized gain or loss on derivative instruments included in accumulated OCI related to contracts maturing and expected to be realized during the next twelve months is a gain of $34 million at September 30, 2022.
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
The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

			Fair Value
Millions of dollars	Total Cost Basis		Level 1		Level 2		Total
Measured at fair value on a recurring basis:	2022	2021	2022	2021	2022	2021	2022	2021
Short-term investments (1)	$1,277	$1,905	$1,086	$1,697	$191	$208	$1,277	$1,905
Net derivative contracts	—	—	—	—	107	66	107	66
(1)Short-term investments are primarily comprised of money market funds and highly liquid, low risk investments with initial maturities less than 90 days.
The non-recurring fair values represent only those assets whose carrying values were adjusted to fair value during the second quarter of 2022. There were no goodwill or intangible asset impairment charges recorded in the third quarter of 2022. See Note 16 to the Consolidated Condensed Financial Statements for additional information on the goodwill and other intangibles impairment.
Goodwill
We have four reporting units for which we assess for impairment. We use a discounted cash flow analysis to determine fair value (Level 3 input) and consistent projected financial information in our analysis of goodwill and intangible assets. The discounted cash flow analysis for the quantitative impairment assessment for the EMEA reporting unit utilized a discount rate of 15%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the EMEA reporting unit exceeded its fair value resulting in a goodwill impairment loss for the full carrying amount of $278 million during the second quarter of 2022 and for the nine months ended September 30, 2022.
Other Intangible Assets
The relief-from-royalty method for the quantitative impairment assessment for the other intangible assets in the EMEA reporting unit utilized discount rates of 19% and royalty rates ranging from 1.5% - 3.5%. Based on the quantitative assessment performed as of May 31, 2022, the carrying value of the Indesit and Hotpoint* trademarks exceeded their fair value (Level 3 input), resulting in an impairment charge of $106 million during the second quarter of 2022 and for the nine months ended September 30, 2022.
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
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Turkey Subsidiary Divestment
During the second quarter of 2021, we entered into a share transfer agreement to sell our Turkish subsidiary and the sale was completed on September 30, 2021. Fair value was calculated based on the cash purchase price, subject to customary adjustments at closing (Level 2 input), and we recorded a loss on sale and disposal of businesses of $40 million for the write-down of the assets to the fair value of $111 million.
For additional information see Note 15 to the Consolidated Condensed Financial Statements.
Other Fair Value Measurements
The fair value of long-term debt (including current maturities) was $4.4 billion and $5.8 billion at September 30, 2022 and December 31, 2021, respectively, and was estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements (Level 2 input).

(11)    STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the periods presented:

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2021	$5,013	$10,170	$(2,357)	$(3,081)	$114	$167
Comprehensive income (loss)
Net earnings (loss)	316	313		—	—	3
Other comprehensive income	58	—	58	—	—	—
Comprehensive income (loss)	374	313	58	—	—	3
Stock issued (repurchased)	(539)	—	—	(539)	—	—
Dividends declared	(103)	(103)	—	—	—	—
Balances, March 31, 2022	4,745	10,380	(2,299)	(3,620)	114	170
Comprehensive income (loss)
Net earnings (loss)	(368)	(371)	—	—	—	3
Other comprehensive income	209	—	209	—	—
Comprehensive income (loss)	(159)	(371)	209	—	—	3
Stock issued (repurchased)	(280)	—	—	(280)		—
Dividends declared	(97)	(97)	—	—	—	—
Balances, June 30, 2022	$4,209	$9,912	$(2,090)	$(3,900)	$114	$173
Comprehensive income
Net earnings (loss)	145	143	—	—	—	2
Other comprehensive income	151	—	151	—	—	—
Comprehensive income	296	143	151	—	—	2
Stock issued (repurchased)	(57)	—	—	(57)	—	—
Dividends declared	(97)	(95)	—	—	—	(2)
Balances, September 30, 2022	$4,351	$9,960	$(1,939)	$(3,957)	$114	$173

		Whirlpool Stockholders' Equity
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock / Additional Paid-In-Capital	Common Stock	Non-Controlling Interest
Balances, December 31, 2020	$4,795	$8,725	$(2,811)	$(2,142)	$113	$910
Comprehensive income (loss)
Net earnings (loss)	440	433	—	—	—	7
Other comprehensive income	124	—	124	—	—	—
Comprehensive income (loss)	564	433	124	—	—	7
Stock issued (repurchased)	(141)	—	—	(141)	—	—
Dividends declared	(79)	(79)	—	—	—	—
Balances, March 31, 2021	$5,139	$9,079	$(2,687)	$(2,283)	$113	$917
Comprehensive income (loss)
Net earnings (loss)	580	581	—	—	—	(1)
Other comprehensive income	229	—	228	—	—	1
Comprehensive income (loss)	809	581	228	—	—	—
Stock issued (repurchased)	8	—	—	7	1	—
Dividends declared	(88)	(88)	—	—	—	—
Divestitures	(783)	—	—	—	—	(783)
Balances, June 30, 2021	$5,085	$9,572	$(2,459)	$(2,276)	$114	$134
Comprehensive income
Net earnings	486	471	—	—	—	15
Other comprehensive income	46	—	47	—	—	(1)
Comprehensive income	532	471	47	—	—	14
Stock issued (repurchased)	(419)	—	—	(419)	—	—
Dividends declared	(88)	(86)	—	—	—	(2)
Acquisitions	$19	$—	$—	$—	$—	$19
Balances, September 30, 2021	$5,129	$9,957	$(2,412)	$(2,695)	$114	$165

Other Comprehensive Income (Loss)
The following table summarizes our other comprehensive income (loss) and related tax effects for the periods presented:

	Three Months Ended September 30,
	2022			2021
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (1)	$109	2	$111	$8	(2)	$6
Cash flow hedges	28	8	36	50	(14)	36
Pension and other postretirement benefits plans	3	1	4	9	(5)	4
Other comprehensive income (loss)	140	11	151	67	(21)	46
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	(1)	—	(1)
Other comprehensive income (loss) available to Whirlpool	$140	$11	$151	$68	$(21)	$47

	Nine Months Ended September 30,
	2022			2021
Millions of dollars	Pre-tax	Tax Effect	Net	Pre-tax	Tax Effect	Net
Currency translation adjustments (1)	$368	$6	$374	$334	$(1)	$333
Cash flow hedges	29	9	38	58	(21)	37
Pension and other postretirement benefits plans	9	(3)	6	42	(13)	29
Other comprehensive income (loss)	406	12	418	434	(35)	399
Less: Other comprehensive income (loss) available to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) available to Whirlpool	$406	$12	$418	$434	$(35)	$399
(1) Currency translation adjustments includes net investment hedges.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The following table provides the reclassification adjustments out of accumulated other comprehensive income (loss), by component, which was included in net earnings (loss) for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
Millions of dollars	(Gain) Loss Reclassified	(Gain) Loss Reclassified	Classification in Earnings
Pension and postretirement benefits, pre-tax	$5	$17	Interest and sundry (income) expense

Net earnings (loss) per Share
Diluted net earnings (loss) per share of common stock include the dilutive effect of stock options and other share-based compensation plans. Basic and diluted net earnings (loss) per share of common stock for the periods presented were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars and shares	2022	2021	2022	2021
Numerator for basic and diluted earnings per share - Net earnings (loss) available to Whirlpool	$143	$471	$85	$1,485
Denominator for basic earnings per share - weighted-average shares	54.7	62.2	56.3	62.7
Effect of dilutive securities - share-based compensation	0.3	0.5	0.4	0.5
Denominator for diluted earnings per share - adjusted weighted-average shares	55.0	62.7	56.7	63.2
Anti-dilutive stock options/awards excluded from earnings per share	0.7	0.1	0.5	0.1
Share Repurchase Program
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2022, we repurchased approximately 4.8 million shares under these share repurchase programs at an aggregate price of approximately $903 million. At September 30, 2022, there were approximately $2.6 billion in remaining funds authorized under this program.
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
In 2020, the Company committed to workforce reduction plans in the United States and globally, as part of the Company's continued cost reduction efforts. The workforce reduction plans included a voluntary retirement program, and other voluntary and involuntary severance actions. These actions are substantially complete. The Company has incurred $212 million in employee termination costs related to these actions through September 30, 2022. Cash settlement of $190 million has been paid to date with the remaining cash settlement of $22 million expected to be paid over the duration of 2022 and 2023.
In addition, we ceased production in our Naples, Italy manufacturing plant and exited the facility in 2020. The collective dismissal procedure was completed in 2021. In connection with this action, we have incurred approximately $144 million total costs comprising $43 million in asset impairment costs, $31 million in other associated costs and $70 million in employee-related costs through September 30, 2022. Cash settlement of $97 million has been paid to date with the remaining nominal cash settlement to be paid in 2022.
The following table summarizes the changes to our restructuring liability during the nine months ended September 30, 2022:

Millions of Dollars	December 31, 2021	Charge to Earnings	Cash Paid	Non-Cash and Other	September 30, 2022
Employee Termination	$53	$2	$(31)	$—	$24
Asset Impairment	8	7	—	(12)	3
Facility exit costs	—	1	(1)	—	—
Other exit costs	(4)	3	(2)	—	(3)
Total	$57	$13	$(34)	$(12)	$24

The following table summarizes the restructuring charges by operating segment for the periods presented:

Millions of dollars	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
North America	$—	$—	$—	$—
EMEA	5	7	15	32
Latin America	(2)	—	(2)	—
Asia	—	—	—	2
Corporate/Other	—	—	—	1
Total	$3	$7	$13	$35

(13)    INCOME TAXES
Income tax expense was $53 million and $196 million for the three and nine months ended September 30, 2022, compared to income tax expense of $100 million and $353 million in the same period of 2021. For the three and nine months ended September 30, 2022, the changes in the effective tax rate from the prior period include overall lower level of earnings, impact of non deductible goodwill impairments, audits and settlements, prior year divestiture, and legal entity restructuring tax impacts.
The following table summarizes the difference between income tax expense (benefit) at the U.S. statutory rate of 21% and the income tax expense (benefit) at effective worldwide tax rates for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Earnings (Loss) before income taxes	$200	$586	$295	$1,859

Income tax expense (benefit) computed at United States statutory tax rate	42	123	62	390
State and local taxes, net of federal tax benefit	(2)	17	14	49
Valuation allowances	12	3	19	5
Audit and Settlements	6	(32)	(13)	(17)
U.S. foreign income items, net of credits	2	(1)	(8)	(1)
Changes in enacted tax rates	—	—	—	(14)
Non deductible impairments	—	—	150	—
Divestiture tax impact	—	(1)	—	(22)
Legal entity restructuring tax impact	—	—	—	(46)
Other	(7)	(9)	(28)	9
Income tax expense (benefit) computed at effective worldwide tax rates	$53	$100	$196	$353
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

The Company appealed the US Tax Court decision to the United States Court of Appeals for the Sixth Circuit, and, on December 6, 2021, the three-judge panel, in a divided decision, affirmed the U.S. Tax Court decision (the "Ruling"). The Company recorded a reserve of $98 million in the fourth quarter of 2021, which represents the expected increase in the Company’s net income tax expense, plus interest, for 2009 through 2019, which represents all of the Company’s tax years that were affected by the Ruling. On January 20, 2022, the Company filed a petition for rehearing with the Sixth Circuit, which was denied on March 2, 2022. On June 30, 2022, the Company filed a petition for certiorari with the U.S. Supreme Court. The government has provided its response and the Company will have the opportunity to respond in kind.
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

The tables below summarize performance by operating segment for the periods presented:

	Three Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2022	$2,873	$903	$750	$258	$—	$4,784
2021	3,113	1,256	841	278	—	5,488
Intersegment sales
2022	$65	$18	$380	$11	$(474)	$—
2021	89	30	327	47	(493)	—
Depreciation and amortization
2022	$42	$41	$17	$4	$14	$118
2021	43	39	17	4	16	119
EBIT
2022	$282	$(28)	$40	$12	$(68)	$238
2021	553	28	73	24	(48)	630
Total assets
September 30, 2022	$8,162	$8,169	$4,618	$1,500	$(4,938)	$17,511
December 31, 2021	7,980	10,210	4,716	1,565	(4,186)	20,285
Capital expenditures
2022	$35	$27	$32	$6	$17	$117
2021	42	31	34	6	9	122

	Nine Months Ended September 30,
	OPERATING SEGMENTS
	North America	EMEA	Latin America	Asia	Other / Eliminations	Total Whirlpool
Net sales
2022	$8,629	$2,995	$2,297	$880	$—	$14,801
2021	9,200	3,676	2,336	958	—	16,170
Intersegment sales
2022	$228	$66	$1,143	$33	$(1,470)	$—
2021	244	76	950	239	(1,509)	—
Depreciation and amortization
2022	$127	$111	$49	$14	$43	$344
2021	132	129	48	22	47	378
EBIT
2022	$1,153	$(53)	$151	$48	$(884)	$415
2021	1,716	80	209	50	(62)	1,993
Total assets
September 30, 2022	$8,162	$8,169	$4,618	$1,500	$(4,938)	17,511
December 31, 2021	7,980	10,210	4,716	1,565	(4,186)	20,285
Capital expenditures
2022	$104	$62	$93	$23	$52	$334
2021	107	78	77	18	26	306

The following table summarizes the reconciling items in the Other/Eliminations column for total EBIT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Items not allocated to segments:
Restructuring charges	(3)	$(7)	(13)	$(35)
Gain (loss) on previously held equity interest	—	42	—	42
Impairment of goodwill and other intangibles	—	—	(384)	—
(Gain) loss on disposal of businesses	(2)	(13)	(348)	105
Corporate expenses and other	(63)	(70)	(139)	(174)
Total other/eliminations	$(68)	$(48)	$(884)	$(62)
A reconciliation of our segment information for total EBIT to the corresponding amounts in the Consolidated Condensed Statements of Comprehensive Income (Loss) is shown in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions	2022	2021	2022	2021
Operating profit	$221	$552	$376	$1,854
Interest and sundry (income) expense	(19)	(78)	(45)	(139)
Equity method investment income (loss), net of tax	(2)	—	(6)	—
Total EBIT	$238	$630	$415	$1,993
Interest expense	40	44	126	134
Income tax expense	53	100	196	353
Net earnings (loss)	$145	$486	$93	$1,506
Less: Net earnings available to noncontrolling interests	2	15	8	21
Net earnings (loss) available to Whirlpool	$143	$471	$85	$1,485
(15) ACQUISITIONS AND DIVESTITURES
InSinkErator Definitive Agreement
On August 7, 2022, the Company entered into an Asset and Stock Purchase Agreement with Emerson Electric Co., a Missouri corporation (“Emerson”) to purchase Emerson’s InSinkErator business, a manufacturer of food waste disposers and instant hot water dispensers for home and commercial use, for a purchase price of $3 billion in cash. The purchase price is subject to customary adjustments.
The closing of the transaction is expected in the fourth quarter of 2022 and is subject to satisfaction or waiver of certain customary closing conditions.

Russia Sale Transaction
On June 27, 2022, Whirlpool EMEA SpA, a subsidiary of Whirlpool Corporation (the “Company”), entered into a share purchase agreement to sell the Company’s Russian business to Arçelik A.Ş. (“Arcelik”), subject to customary conditions at closing. The sale included the entirety of the Company’s operations in Russia, including the Company’s manufacturing facility in Lipetsk, Russia, and the sales organization in Moscow, Russia, as well as sales operations in Kazakhstan and other select CIS countries.
On August 31, 2022, we completed the sale to Arcelik. The consideration includes contingent consideration based on future business and other conditions of the Russian operations. We will recognize the benefit of the contingent consideration when received due to the uncertainty in the Russian marketplace. Additionally, the contingent consideration is subject to a cap based on the agreed net asset value of the Russian business as of closing. The net asset value is currently estimated at €220 million (approximately $221 million at August 31, 2022) and is subject to finalization of closing accounts.
In connection with the sale, we recorded a loss on disposal of $346 million in the second quarter of 2022. The loss includes a charge of $333 million for the write-down of the net assets of the disposal group to fair value and $13 million of cumulative currency translation adjustments. On the closing date of August 31, 2022, we recorded an immaterial adjustment to the final loss amount, resulting in a total loss of $348 million for the nine months ended September 30, 2022.
The Russia business was reported within our EMEA reportable segment and met the criteria for held for sale accounting during the second quarter of 2022. The operations of Russia did not meet the criteria to be presented as discontinued operations. Earnings before income taxes for Russia were not material for the periods presented.
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

Turkey Subsidiary Divestment
On May 17, 2021, we entered into a share transfer agreement with Arcelik to sell our Turkish subsidiary for a cash purchase price of €78 million (approximately $93 million as of June, 30 2021), subject to customary adjustments at closing.
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
See Note 10 to the Consolidated Condensed Financial Statements for additional information.

(16) GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table summarizes goodwill attributable to our reporting units for the periods presented:

Millions of dollars	North America	EMEA	Latin America	Asia	Total Whirlpool
Beginning balance December 31, 2021	$1,695	$296	$33	$461	$2,485
Impairment	—	(278)	—	—	(278)
Currency translation adjustment	(3)	(18)	—	(9)	(30)
Ending net balance September 30, 2022	$1,692	$—	$33	$452	$2,177
For the three months ended September 30, 2022, there no indicators of goodwill impairment for any of our reporting units based on our qualitative assessment.
During the second quarter of 2022, in connection with the preparation of our Consolidated Condensed Financial Statements, we identified indicators of goodwill impairment for our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the adverse impacts from the continuation of the Russia and Ukraine conflict, including the impact on demand, the pending divestiture of our Russian operations and other ongoing adverse macroeconomic impacts such as raw material inflation, supply chain disruption and unfavorable demand. As a result of these factors, the operating results for the three-months ended June 30, 2022 were significantly lower than expected and our expectations of attaining our long term plans for the region have been delayed.
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
See Note 10 and 15 to the Consolidated Condensed Financial Statements for additional information.

Other Intangible Assets
The following table summarizes other intangible assets for the periods presented:

	September 30, 2022			December 31, 2021
Millions of dollars	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets, finite lives
Customer relationships (1)	$424	$(341)	$83	$443	$(334)	$109
Patents and other (2)	182	(179)	3	191	(188)	3
Total other intangible assets, finite lives	$606	$(520)	$86	$634	$(522)	$112
Trademarks, indefinite lives (3)	1,714	—	1,714	1,869	—	1,869
Total other intangible assets	$2,320	$(520)	$1,800	$2,503	$(522)	$1,981
(1) Customer relationships have an estimated useful life of 5 to 19 years.
(2) Patents and other intangibles have an estimated useful life of 3 to 43 years.
(3) Includes Indesit and Hotpoint* impairment loss of $70 million and $36 million, respectively, recorded during the period ended June 30, 2022.
For the three months ended September 30, 2022, there were no indicators of impairment associated with other intangible assets based on our qualitative assessment.
Similarly to the review of EMEA reporting unit, during the second quarter of 2022 and in connection with the preparation of our Consolidated Condensed Financial Statements, we identified indicators of impairment associated with other intangible assets in our EMEA reporting unit, which required us to complete an interim impairment assessment. The primary indicators of impairment were the same as those identified for EMEA reporting unit and resulted in the actual revenues for the three-months ended June 30, 2022 being significantly lower than forecasted for Indesit and Hotpoint* trademarks.
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
ABOUT WHIRLPOOL
Whirlpool Corporation ("Whirlpool"), committed to being the best global kitchen and laundry company, in constant pursuit of improving life at home, was incorporated in 1955 under the laws of Delaware and was founded in 1911. Whirlpool manufactures products in nine countries and markets products in nearly every country around the world. We have received worldwide recognition for accomplishments in a variety of business and social efforts, including leadership, diversity, innovative product design, business ethics, social responsibility and community involvement. We conduct our business through four operating segments, which we define based on geography. Whirlpool's operating segments consist of North America, Europe, Middle East and Africa ("EMEA"), Latin America and Asia. Whirlpool had approximately $22 billion in annual net sales and 69,000 employees in 2021.
OVERVIEW
Whirlpool delivered third quarter GAAP net earnings available to Whirlpool of $143 million (net earnings margin of 3.0%), or $2.60 per share, compared to GAAP net earnings available to Whirlpool of $471 million (net earnings margin of 8.6%), or $7.51 per share in the same prior-year period. Whirlpool delivered cash provided by (used in) operating activities of $310 million and $1,294 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, and free cash flow (non-GAAP) of $(24) million and $988 million for the same periods in 2022 and 2021, respectively.
Whirlpool delivered third-quarter ongoing (non-GAAP) earnings per share of $4.49 and ongoing EBIT margin of 5.5%, compared to $6.68 and 11.1% in the same prior-year period. On a GAAP and ongoing basis, quarterly earnings and margin declines were driven by demand slowdowns negatively impacting volumes, elevated cost inflation, inventory reduction actions and the impact of foreign currency, partially offset by positive price/mix led by the successful execution of cost-based price increases across the globe.
We continue to take actions to deliver shareholder value as we navigate through the challenging environment. Additionally, we advanced our portfolio transformation, with the completed divestiture of the Whirlpool Russia business and the announced acquisition of InSinkErator. Additionally, the strategic assessment of our EMEA business is nearing its completion and, among other options we are pursuing, we are currently in advanced negotiations with two potential strategic investors.
For additional information regarding non-GAAP financial measures, see the Non-GAAP Financial Measures section of this Management's Discussion and Analysis.

RESULTS OF OPERATIONS
The following table summarizes the consolidated results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated - Millions of dollars, except per share data	2022	2021	Better/(Worse) %	2022	2021	Better/(Worse) %
Net sales	$4,784	$5,488	(12.8)%	$14,801	$16,170	(8.5)%
Gross margin	680	1,108	(38.6)	2,428	3,347	(27.5)
Selling, general and administrative	446	524	14.9	1,283	1,526	15.9
Restructuring costs	3	7	57.1	13	35	62.9
Impairment of goodwill and other intangibles	—	—	nm	384	—	nm
(Gain) loss on sale and disposal of businesses	2	15	86.7	348	(105)	nm
Interest and sundry (income) expense	(19)	(78)	(75.6)	(45)	(139)	(67.6)
Interest expense	40	44	9.1	126	134	6.0
Income tax expense (benefit)	53	100	(47.0)	196	353	44.5
Net earnings (loss) available to Whirlpool	$143	$471	(69.6)	$85	$1,485	(94.3)
Diluted net earnings (loss) available to Whirlpool per share	$2.60	$7.51	nm	$1.51	$23.47	nm
Consolidated net sales decreased 12.8% and 8.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease for the three and nine months ended September 30, 2022 was primarily driven by lower volume and the impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact of foreign currency, net sales decreased 9.7% and 6.3% for the three and nine months ended September 30, 2022, compared to the same periods in 2021.
The consolidated gross margin percentage for the three and nine months ended September 30, 2022 decreased to 14.2% and 16.4%, respectively, compared to 20.2% and 20.7% in the same prior-year periods. The decrease was primarily driven by cost inflation, lower volume and inventory reduction actions, partially offset by favorable product price/mix.
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
The following is a discussion of results for each of our operating segments. Each of our operating segments have been impacted by the COVID-19 pandemic in the area of manufacturing operations. Excess capacity costs were not material for the nine months ended September 30, 2022. Additionally, operating segments have been impacted by disruptions in supply chains and distribution channels, among other macroeconomic and COVID-19 related impacts.

The EMEA operating segment continued to experience sales, distribution, supply chain, and manufacturing disruptions as a result of the Russian invasion of Ukraine and related conflict and sanctions. During the second quarter of 2022, we entered into a share purchase agreement to sell the Company's Russian business to Arcelik. We recorded a charge of $346 million in the Consolidated Condensed Statements of Comprehensive Income (Loss) during the second quarter of 2022 in connection with this transaction. The transaction was completed during the third quarter of 2022 and an immaterial adjustment was recorded to the final sale price resulting in a final loss from disposal of $348 million for the nine months ended September 30, 2022. Additionally, during the second quarter of 2022, we recorded an impairment loss of $384 million for the EMEA goodwill and Indesit and Hotpoint* trademarks. For additional information see Notes 10, 15 and 16 to the Consolidated Condensed Financial Statements. Please see Item 1A. Risk Factors of this quarterly report on Form 10-Q for additional information regarding the risks that we have or may in the future experience as a result of the conflict in Ukraine and related sanctions.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

NORTH AMERICA
Net Sales
Net sales decreased 7.7% for the three months ended September 30, 2022 compared to the same period in 2021, primarily driven by lower volume. Net sales decreased 6.2% for the nine months ended September 30, 2022, compared to the same period in 2021 primarily driven by lower volume, partially offset by favorable product/price mix.

EBIT
EBIT decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to lower volume, cost inflation and inventory reduction actions. EBIT decreased for the nine months ended September 30, 2022 compared to the same period in 2021 due to cost inflation and lower volume, partially offset by favorable product/price mix. EBIT margin was 9.8% and 13.4% for the three and nine months ended September 30, 2022, respectively, compared to 17.7% and 18.7% for the same periods in 2021.

EMEA
Net Sales

Net sales decreased 28.1% and 18.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily driven by lower volume, the impact of foreign currency and divestiture of the Russian business, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 16.7% and 9.4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

EBIT

EBIT decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to cost inflation and lower volume, partially offset by favorable product/price mix. EBIT margin was (3.1)% and (1.8)% for the three and nine months ended September 30, 2022, respectively, compared to 2.2% for the same periods in 2021.

LATIN AMERICA
Net Sales
Net sales decreased 10.8% and 1.7% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily driven by lower volume, partially offset by favorable product/price mix. Excluding the impact from foreign currency, net sales decreased 10.4% and 3.7% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

EBIT
EBIT decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease is primarily driven by lower volume and cost inflation, partially offset by favorable product/price mix. EBIT margin was 5.3% and 6.6% for the three and nine months ended September 30, 2022, compared to 8.7% and 9.0% for the same periods in 2021.

ASIA
Net Sales
Net sales decreased 7.2% and 8.1% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease is primarily driven by lower volumes and the impact of foreign currency, partially offset by favorable product price/mix. Excluding the impact from foreign currency, net sales decreased 1.2% and 4.1% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
EBIT
EBIT decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease was primarily due to cost inflation and lower volume, partially offset by favorable product price/mix. EBIT margin was 4.7% and 5.5% for the three and nine months ended September 30, 2022 compared to 8.6% and 5.2% for the same periods in 2021.

Selling, General and Administrative
The following table summarizes selling, general and administrative expenses as a percentage of net sales by region for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
Millions of dollars	2022	As a % of Net Sales	2021	As a % of Net Sales	2022	As a % of Net Sales	2021	As a % of Net Sales
North America	$205	7.1%	$227	7.3%	$575	6.7%	$614	6.7%
EMEA	85	9.4	117	9.4	278	9.3	379	10.3
Latin America	65	8.6	70	8.3	196	8.6	192	8.2
Asia	28	10.9	27	9.7	93	10.5	120	12.6
Corporate/other	63	—	83	—	141	—	221	—
Consolidated	$446	9.3%	$524	9.5%	$1,283	8.7%	$1,526	9.4%
Consolidated selling, general and administrative expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease for the three months ended September 30, 2022 is primarily driven by lower employee compensation, decreased marketing investments and benefits of prior restructuring actions. The decrease for the nine months ended September 30, 2022 is primarily driven by a gain from a sale-leaseback transaction, divestiture of businesses and benefits of prior restructuring actions.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Restructuring
We incurred restructuring charges of $3 million and $13 million for the three and nine months ended September 30, 2022, respectively compared to $7 million and $35 million for the same periods in 2021. For the full year 2022, we expect to incur less than $50 million of restructuring charges.
For additional information, see Note 12 to the Consolidated Condensed Financial Statements.

Impairment of Goodwill and Other Intangibles
In the second quarter of 2022, we recorded an impairment loss of $384 million related to goodwill ($278 million) and other intangibles ($106 million) related to the EMEA reporting unit, Indesit and Hotpoint* trademarks, respectively.
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

(Gain) Loss on Disposal of Businesses
We incurred a loss of $2 million for the three months ended September 30, 2022 and $348 million for the nine months ended September 30, 2022 related to the sale of the Russia business.
On June 30, 2021, we completed the sale of our Turkish subsidiary and incurred a loss of $164 million for the three and six months ended June 30, 2021. During the third quarter of 2021, an additional loss of $13 million related to the final purchase price adjustments was recorded, increasing the total loss to $177 million for the nine months ended 2021.
On May 6, 2021, the partial tender offer for Whirlpool China was completed and subsequent to the deconsolidation of the entity we recorded a gain of $284 million for the nine months ended September 30, 2021.
For additional information, see Note 15 to the Consolidated Condensed Financial Statements.
Interest and Sundry (Income) Expense
Interest and sundry income decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to the gain resulting from the Elica transaction in the prior period.
Interest Expense
Interest expense decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease is primarily driven by lower average fixed interest rates.
Income Taxes
Income tax expense was $53 million and $196 million for the three and nine months ended September 30, 2022 compared to income tax expense of $100 million and $353 million in the same periods of 2021. For the three and nine months ended September 30, 2022, the changes in the effective tax rate from the prior period include overall lower level of earnings, impact of non deductible goodwill impairments, audits and settlements, prior year divestiture, and legal entity restructuring tax impacts.
For additional information, see Note 13 to the Consolidated Condensed Financial Statements.
Other Information
Our Critical Accounting Policies and Estimates for goodwill and other indefinite-lived intangibles are disclosed in Note 1 to the Consolidated Financial Statements and in Management's Discussion and Analysis of our annual report on Form 10-K for the fiscal year ended December 31, 2021.
We continue to monitor the significant global economic uncertainty, including any potential impacts from the ongoing conflict in Ukraine and related sanctions, to assess the outlook for demand for our products and the impact on our business and our overall financial performance. Our Maytag, Indesit and Hotpoint* trademarks continue to be at risk at September 30, 2022. None of our reporting units or other indefinite-lived intangible assets are presently at risk for future impairment.
For additional information, see Note 1 to the Consolidated Condensed Financial Statements.
Goodwill and Indefinite-Lived Intangible Assets
EMEA goodwill was fully impaired during the second quarter of 2022. Goodwill in our other reporting units is not presently at risk for future impairment.
In performing the quantitative assessment of indefinite-lived intangible assets, Indesit and Hotpoint* trademarks during the second quarter of 2022, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.
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
On August 7, 2022, we entered into an Asset and Stock Purchase Agreement with Emerson Electric Co., a Missouri corporation (“Emerson”) to purchase Emerson’s InSinkErator business, a manufacturer of food waste disposers and instant hot water dispensers for home and commercial use, for a purchase price of $3.0 billion in cash. The purchase price is subject to customary adjustments. The sale is expected to close in the fourth quarter of 2022. Additional information about the transaction can be found in Note 6 and Note 15 of the Notes to the Consolidated Condensed Financial Statements.
Our short-term potential uses of liquidity include funding our business operations, ongoing capital spending, debt repayment, and returns to shareholders. We currently have $248 million of long-term debt maturing in the next twelve months, and are currently evaluating our options in connection with this maturing debt, which may include repayment through refinancing, free cash flow generation or cash on hand. In the second quarter of 2022, we completed an offering of $300 million in aggregate principal amount of 4.700% Senior Notes due 2032, the net proceeds of which were used to pay off $300 million in maturing debt on June 1, 2022.
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

Cash and cash equivalents
The Company had cash and cash equivalents of approximately $1.8 billion at September 30, 2022, the majority of which was held in the United States. For cash in each of its foreign subsidiaries, the Company makes an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and expected future foreign investments. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.
At September 30, 2022, we had cash or cash equivalents greater than 1% of our consolidated assets in the United States (4.3%), Mexico (1.9%), Brazil (1.3%) and India (1.1%). In addition, we had third-party accounts receivable outside of the United States greater than 1% of our consolidated assets in Italy and Brazil, which represented 1.1% and 1.4%, respectively. We continue to monitor general financial instability and uncertainty globally.
Revolving credit facility and other committed credit facilities
The Company maintains a $3.5 billion revolving credit facility and $2.5 billion delayed draw term loan. There were no amounts borrowed on the facilities during the nine months ended September 30, 2022.
We were in compliance with our interest coverage ratio under the revolving credit facility as of September 30, 2022. We closely monitor our ability to meet this covenant in future periods and expect to continue to be in compliance.

At September 30, 2022, we had aggregate borrowing capacity of approximately $6.2 billion on our committed credit facilities, consisting of $3.5 billion under the revolving credit facility, $2.5 billion under the delayed draw term loan and approximately $197 million under our committed credit facilities in Brazil and India.
Notes payable
Notes payable consists of short-term borrowings payable to banks and commercial paper, which are generally used to fund working capital requirements. At September 30, 2022, we have no notes payable under the revolving credit facility or commercial paper programs. For additional information, see Note 6 to the Consolidated Condensed Financial Statements.
Trade customers
We continue to review customer conditions globally. We had no material effect from customer insolvencies during the three months ended September 30, 2022, nor do we have immediate visibility into material customer insolvency situations occurring in the future. We continue to monitor these situations, considering each geographic region, the unique credit risk specific to the country, marketplace and economic environment, and take appropriate risk mitigation steps.
For additional information on guarantees, see Note 7 to the Consolidated Condensed Financial Statements.
Other matters
As announced on April 25, 2022, we continue conducting a portfolio review focused on accelerating our transformation towards higher margin and higher growth businesses. The strategic assessment of our EMEA business is nearing its completion and, among other options we are pursuing, we are currently in advanced negotiations with two potential strategic investors.
Share Repurchase Program
For additional information about our share repurchase program, see Note 11 to the Consolidated Condensed Financial Statements.

Sources and Uses of Cash
The following table summarizes the net increase (decrease) in cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$310	$1,294
Investing activities	(333)	(446)
Financing activities	(1,195)	(856)
Effect of exchange rate changes	(32)	(51)
Net change in cash, cash equivalents and restricted cash	$(1,250)	$(59)
Cash Flows from Operating Activities
Less cash was provided by operating activities during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in cash provided by operating activities was primarily driven by lower cash earnings and unfavorable changes in working capital, partially offset by the favorable cash impact of hedge settlements. The working capital change was primarily driven by higher levels of cash payments due to elevated accounts payable driven by cost inflation and lower production partially offset by a decrease in accounts receivable and inventory as a result of lower sales demand.
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
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2022 decreased compared to the same prior year period primarily due to impacts of cash held by divested businesses, partially offset by proceeds from sale of assets and businesses arising from the sale of majority shareholding in Whirlpool China and sale of Turkey subsidiary in the prior year.
For additional information, see Note 1 and Note 15 to the Consolidated Condensed Financial Statements.
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2022 increased by $339 million compared to the same period in 2021, which primarily reflects increased share repurchases and an increase in the dividend compared to the same prior year period.
Financing Arrangements
The Company had total committed credit facilities of approximately $6.2 billion at September 30, 2022, including the $2.5 billion delayed draw term loan closed on September 23, 2022. These facilities are geographically reflective of the Company's global operations. The Company is confident that the committed credit facilities are sufficient to support its global operations. We had no borrowings outstanding under the committed credit facilities at September 30, 2022 or December 31, 2021, respectively.
For additional information about our financing arrangements, see Note 6 to the Consolidated Condensed Financial Statements.

Dividends
In February 2022, our Board of Directors approved a 25.0% increase in our quarterly dividend on our common stock to $1.75 per share from $1.40 per share representing the 10th consecutive year of increased dividends.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into agreements with financial institutions to issue bank guarantees, letters of credit, and surety bonds. These agreements are primarily associated with unresolved tax matters in Brazil, as is customary under local regulations, and other governmental obligations and debt agreements. At September 30, 2022, we had approximately $398 million outstanding under these agreements.
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
Please refer to a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures below.

Ongoing Earnings Before Interest & Taxes (EBIT) Reconciliation: in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings (loss) available to Whirlpool (1)	$143	$471	$85	$1,485
Net earnings (loss) available to noncontrolling interests	2	15	8	21
Income tax expense (benefit)	53	100	196	353
Interest expense	40	44	126	134
Earnings before interest & taxes	$238	$630	$415	$1,993
Restructuring expense (a)	—	7	—	35
Impairment of goodwill and other intangibles (c)	—	—	384	—
(Gain) loss on previously held equity interest (b)	—	(42)	—	(42)
Impact of M&A transactions (d)	27	13	390	(107)
Ongoing EBIT(2)	$265	$608	$1,189	$1,879
(1)Net earnings (loss) margin is approximately 3.0% and 0.6% for the three and nine months ended September 30, 2022, respectively, compared to 8.6% and 9.2% in the same prior year period. Net earnings margin is calculated by dividing net earnings (loss) available to Whirlpool by consolidated net sales for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.
(2)Ongoing EBIT margin is approximately 5.5% and 8.0% for the three and nine months ended September 30, 2022, respectively, compared to 11.1% and 11.6% in the same prior year period. Ongoing EBIT margin is calculated by dividing Ongoing EBIT by consolidated net sales for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

Earnings Per Diluted Share	Three Months Ended September 30,
	2022	2021
Earnings per diluted share	$2.60	$7.51
Restructuring expense (a)	—	0.10
(Gain) loss on previously held equity interest (b)	—	(0.50)
Impact of M&A transactions (d)	0.49	0.21
Income tax impact	0.05	0.05
Normalized tax rate adjustment (e)	1.35	(0.69)
Ongoing earnings per diluted share	$4.49	$6.68

Throughout 2021 and comparable periods, the Company defined adjusted free cash flow as cash provided by (used in) operating activities less capital expenditures and including proceeds from the sale of assets/businesses, and changes in restricted cash. Starting in 2022, the Company presents free cash flow which is cash provided by (used in) operating activities less capital expenditures. Adjusted free cash flow of $1,296 million for the nine months ended September 30, 2021 has been restated to $988 million free cash flow measure to conform with current year presentation.

Free Cash Flow (FCF) Reconciliation: in millions	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
		As adjusted
Cash provided by (used in) operating activities	$310	$1,294
Capital expenditures	(334)	(306)
Free cash flow	$(24)	$988

Cash provided by (used in) investing activities	$(333)	$(446)
Cash provided by (used in) financing activities	$(1,195)	$(856)

Adjusted Free Cash Flow (FCF) Reconciliation: in millions		Nine Months Ended September 30,
		2021
Cash provided by (used in) operating activities		$1,294
Capital expenditures		(306)
Proceeds from sale of assets and business		299
Change in restricted cash		9
Adjusted free cash flow		$1,296

Cash provided by (used in) investing activities		$(446)
Cash provided by (used in) financing activities		$(856)
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
(c) Impairment of goodwill and other intangibles - The carrying value of the EMEA reporting unit and Indesit and Hotpoint* trademarks exceeded their fair values resulting in an impairment charge of $384 million during the second quarter of 2022. For additional information see Note 16 to the Consolidated Condensed Financial Statements.

*Whirlpool ownership of the Hotpoint brand in the EMEA and Asia Pacific regions is not affiliated with the Hotpoint brand sold in the Americas.

(d) Impact of M&A transactions - During the second quarter of 2022, we entered into an agreement to sell our Russia business. We classified this disposal group as held for sale and recorded an impairment loss of $346 million for the write-down of the net assets to their fair value. During the third quarter of 2022, the loss from disposal was adjusted by an immaterial amount resulting in a final loss amount of $348 million for the nine months ended September 30, 2022. See Note 15 to the Consolidated Condensed Financial Statements for additional information. Additionally, we incurred unique transaction related costs of $25 million related to portfolio transformation and EMEA strategic assessment expenses for the three months ended September 30, 2022 and $42 million for the nine months ended, respectively. These transaction costs are recorded in Selling, general and administrative expenses on our Consolidated Condensed Statement of Comprehensive Income (Loss). During the third quarter of 2021, we recognized a $13 million loss related to the sale of our Turkish subsidiary. For the nine months ended September 30, 2021, we recognized a loss on sale of $177M in connection with the sale of our Turkish subsidiary, partially offset by a gain of $284 million related to the sale of Whirlpool China.
(e) Normalized tax rate adjustment - During the third quarter of 2022, the Company calculated ongoing earnings per share using an adjusted tax rate of (10.8)% to reconcile to our anticipated full-year ongoing effective tax rate between 14.0% and 16.0%, which excludes the impacts of the non-tax deductible loss on sale of the Russia business of $348 million and impairment of goodwill of $278 million. During the third quarter of 2021, the Company calculated ongoing earnings per share using an adjusted tax rate of 25.0%, to reconcile to our anticipated full-year ongoing 2021 effective tax rate between 24% and 26%, which excludes the gain on sale and disposal of businesses.
FORWARD-LOOKING PERSPECTIVE
Earnings per diluted share presented below are net of tax. We currently estimate at our anticipated 2022 full-year adjusted tax rate between 14.0% and 16.0%. We currently estimate earnings per diluted share for 2022 to be within the following ranges:

2022
Current Outlook
Estimated GAAP earnings per diluted share, for the year ending December 31, 2022	~$5.00
Including:
Impairment of goodwill and other intangibles	$6.83
Impact of M&A transactions	$8.33
Income tax impact	$(2.27)
Normalized tax rate adjustment	$1.25

Industry Demand
North America	(9) - (7)%
EMEA	(7) - (5)%
Latin America	(5) - (3)%
Asia	5 - 6%
For the full-year 2022, we expect to generate cash from operating activities of approximately $1.50 billion and free cash flow of approximately $950 million, including restructuring cash outlays of approximately $(50) million and capital expenditures of approximately $(550) million.
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

Millions of dollars	2022
Current Outlook
Cash provided by (used in) operating activities (1)	$1,500
Capital expenditures	(550)
Free cash flow	$950
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
Antidumping and Safeguard Petitions
As previously reported, Whirlpool filed petitions in 2011 and 2015 alleging that Samsung, LG and Electrolux violated U.S. and international trade laws by dumping large residential washers into the U.S. Those petitions resulted in orders imposing antidumping duties on certain large residential washers imported from South Korea, Mexico, and China, and countervailing duties on certain large residential washers from South Korea. In March 2019, the order covering certain large residential washers from Mexico was extended for an additional five years, while the order covering certain large residential washers from South Korea was revoked. In August 2022, the order covering certain large residential washers from China was extended for an additional five years.
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
Raw Materials and Global Economy
The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. We have experienced raw material inflation in certain prior years based on the impact of U.S. tariffs and other global macroeconomic factors. Due to many factors beyond our control, including the conflict in Ukraine and related sanctions, COVID-related shutdowns and government actions in China, we expect to continue to be impacted by the following factors: global shortage of certain components, other supply chain constraints and cost inflation, all of which we expect to continue into next year. This could require us to modify our current business practices, and could have a material adverse effect on our financial statements in any particular reporting period. In addition, we are pursuing a business interruption insurance claim related to the 2021 Texas freeze, amounts related to which could be a material gain in a future period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
Prior to filing this report, we completed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
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

We have sales and distribution operations in Ukraine, and sales, manufacturing and distribution operations in Russia. On June 27, 2022, our subsidiary Whirlpool EMEA SpA entered into a share purchase agreement with Arçelik A.Ş.(“Arcelik”) to sell our Russian business to Arcelik for contingent consideration. See Note 15 for additional information on the transaction, and see Note 10 and Note 16 for information on goodwill and intangible impairment charges that were related in part to the sale of our Russia business, among other factors. On August 31, 2022, we completed the sale of the Russian business. We continue to closely monitor the impact of the ongoing conflict in Ukraine on all aspects of our operations, including most importantly, the safety and security of our employees in the region.

The United States, European Union and others continue to announce export controls and targeted economic sanctions on Russia and Russian persons, to which Russia has proposed, and in some cases implemented, counter-measures. The impact of the conflict in Ukraine and resulting sanctions and export controls, include, but are not limited to, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system; operational risks, including potential logistics, sales, distribution, and energy related challenges; and reductions in consumer and trade customer demand.

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
On April 19, 2021, our Board of Directors authorized a share repurchase program of up to $2 billion, which has no expiration date. On February 14, 2022, the Board of Directors authorized an additional $2 billion in share repurchases under the Company's ongoing share repurchase program. During the nine months ended September 30, 2022, we repurchased approximately 4.8 million shares under these share repurchase programs at an aggregate price of approximately $903 million. At September 30, 2022, there were approximately $2.6 billion in remaining funds authorized under this program.
The following table summarizes repurchases of Whirlpool's common stock in the three months ended September 30, 2022:

Period (Millions of dollars, except number and price per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2022 through July 31, 2022	435,005	$161.96	435,005	$2,587
August 1, 2022 through August 31, 2022	—	—	—	2,587
September 1, 2022 through September 30, 2022	—	—	—	2,587
Total	435,005	$161.96	435,005
Share repurchases are made from time to time on the open market as conditions warrant. The programs do not obligate us to repurchase any of our shares and have no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit 2.1*
Asset and Stock Purchase Agreement between Emerson Electric Co. and Whirlpool Corporation, dated August 7, 2022 [Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (Commission file number 1-3932) filed August 10, 2022]

Exhibit 10.1	Retention Agreement dated August 17, 2022 between Whirlpool Corporation and Gilles Morel**

Exhibit 10.2
Term Loan Agreement dated as of September 23, 2022 among Whirlpool Corporation, Sumitomo Mitsui Banking Corporation, as Administrative Agent and Syndication Agent and as lender, and certain other financial institutions.

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
* Schedules and similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.

**Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHIRLPOOL CORPORATION
(Registrant)
By:	/s/ JAMES W. PETERS
Name:	James W. Peters
Title:	Executive Vice President and Chief Financial Officer
Date:	October 21, 2022